Form 10-Q
period 2000-04-30
KRISPY KREME DOUGHNUTS INC
filed 2000-06-09
CIK 1100270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                        For the transition period from to

                        Commission file number 000-30209
                                               ---------

                          KRISPY KREME DOUGHNUTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              North Carolina                                56-1318322
        --------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification Number)


     370 Knollwood Street, Suite 500, Winston-Salem, North Carolina      27103
     --------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code:    (336) 725-2981
                                                           --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at May 22, 2000
                                              -----------------------------
 Common Stock at no par value                        12,934,957 Shares

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information ................................................................    1

         Item 1.  Consolidated Financial Statements............................................    1

                  a)       Balance Sheets
                           As of January 30, 2000 and April 30, 2000 ..........................    1

                  b)       Statements of Operations
                           For the Three Months Ended May 2, 1999 and April 30, 2000...........    2

                  c)       Statements of Cash Flows
                           For the Three Months Ended May 2, 1999 and April 30, 2000...........    3

                  d)       Notes to the Consolidated Financial Statements......................    4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................    16

Part II. Other Information.....................................................................    17

         Item 1.  Legal Proceedings............................................................    17

         Item 2.  Changes in Securities and Use of Proceeds....................................    17

         Item 6.  Exhibits and Reports on Form 8-K.............................................    17

         Signatures............................................................................    18

         Exhibit Index.........................................................................    19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                    Krispy Kreme Doughnuts, Inc.
                                    Consolidated Balance Sheets
                             (in thousands, except par value amounts)

                                                                       January 30,     April 30,
                                                                          2000           2000
                                                                       ------------  -------------
ASSETS
Current Assets
Cash and cash equivalents                                              $    3,183    $ 13,119
Short-term investments                                                       --         5,996
Accounts receivable, less allowance for doubtful accounts
   of $1,324 (01/30/00) and $1,537 (04/30/00)                              17,965      23,199
Accounts receivable, affiliates                                             1,608       2,234
Other receivables                                                             794       1,599
Inventories                                                                 9,979       9,838
Prepaid expenses                                                            3,148       1,077
Income taxes refundable                                                       861        --
Deferred income taxes                                                       3,500       3,832
                                                                      -----------   -------------
     Total current assets                                                  41,038      60,894
Property and equipment, net                                                60,584      64,085
Deferred income taxes                                                       1,398       1,076
Long-term investments                                                         --       17,854
Other assets                                                                1,938       7,126
                                                                     ----------------------------
   Total assets                                                      $    104,958   $ 151,035
                                                                     ============================

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current Liabilities
Accounts payable                                                    $      13,106   $  18,488
Accrued salaries and wages                                                  3,256       1,379
Accrued restructuring expenses                                              1,115         866
Accrued income taxes                                                         --           791
Accrued expenses                                                            9,709       9,585
Current maturities of long term debt                                        2,400        --
                                                                   ------------------------------
   Total current liabilities                                               29,586      31,109
Compensation deferred                                                         990         946
Long-term debt                                                             20,502        --
Accrued restructuring expenses                                              4,259       4,234
Other long-term obligations                                                 1,866       1,724
                                                                   ------------------------------
   Total long-term liabilities                                             27,617       6,904

Minority interest in non-wholly owned subsidiaries                           --           564

Shareholders' Equity
Common stock, no par value, 100,000 shares authorized;
   issued and outstanding - 0 (01/30/00) and 12,935 (04/30/00)               --        77,199
Common stock, $10 par value, 1,000 shares authorized;
   issued and outstanding - 467 (01/30/00) and 0 (04/30/00)                 4,670        --
Paid-in capital                                                            10,805        --
Notes receivable, employees                                                (2,547)     (2,547)
Nonqualified employee benefit plan asset                                     --          (126)
Nonqualified employee benefit plan liability                                 --           126
Unrealized holding loss                                                      --           (73)
Retained earnings                                                          34,827      37,879
                                                                    -----------------------------
   Total shareholders' equity                                              47,755     112,458
                                                                    -----------------------------
   Total liabilities and shareholders' equity                       $     104,958   $ 151,035
                                                                    =============================

The accompanying condensed notes are an integral part of these consolidated financial statements.

                            Krispy Kreme Doughnuts, Inc.
                       Consolidated Statements of Operations
                      (in thousands, except per share amounts)

                                                            Three months ended
                                                      May 2, 1999    April 30, 2000
                                                     ------------------------------
Total revenues                                          $ 53,328         $ 71,001

Operating expenses                                        45,724           59,276

General and administrative expenses                        3,139            4,435

Depreciation and amortization expenses                     1,101            1,595
                                                        -------------------------

Income from operations                                     3,364            5,695

Interest income                                               26              231

Interest expense                                            (334)            (480)

Other expenses                                              --               (380)

Minority interest in consolidated joint ventures            --               (113)
                                                        -------------------------

Income before income taxes                                 3,056            4,953

Provision for income taxes                                 1,163            1,901
                                                        -------------------------

Net income                                              $  1,893         $  3,052
                                                        =========================


Basic earnings per share                                $   0.20         $   0.29
                                                        -------------------------

Diluted earnings per share                              $   0.20         $   0.27
                                                        -------------------------


The accompanying condensed notes are an integral part of these consolidated financial statements.

                                        Krispy Kreme Doughnuts, Inc.
                                   Consolidated Statements of Cash Flows
                                               (in thousands)

                                                                                   Three months ended
                                                                              May 2, 1999   April 30, 2000
                                                                              ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,893           $  3,052
Items not requiring (providing) cash:
   Depreciation and amortization                                                  1,101              1,595
Change in assets and liabilities:
   Receivables                                                                   (1,266)            (6,353)
   Inventories                                                                      497                141
   Prepaid expenses                                                                (323)             2,071
   Income taxes, net                                                                893              1,642
   Accounts payable                                                                (847)             5,382
   Accrued restructuring expenses                                                  (227)              (274)
   Accrued expenses                                                               1,207             (2,001)
   Deferred compensation and other long-term obligations                            206               (186)
                                                                               ----------------------------
     Net cash provided by operating activities                                    3,134              5,069
                                                                               ----------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                               (3,180)            (5,355)
Minority interest in non-wholly owned subs                                          --                 564
Purchase of investments                                                                            (23,923)
Increase in other assets                                                         (1,603)            (5,242)
                                                                               ----------------------------
     Net cash used for investing activities                                      (4,783)           (33,956)
                                                                               ----------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net                                                   --              65,691
Repayment of long-term debt and revolving line of credit, net                       --             (22,902)
Capital distribution to existing shareholders                                       --              (7,005)
Issuance of stock to Krispy Kreme Profit-Sharing Stock Ownership Plan                               3,039
Net borrowings from revolving line of credit                                      1,483               --
Cash dividends paid                                                              (1,547)              --
                                                                               --------------------------
     Net cash provided by (used for) financing activities                           (64)           38,823
                                                                               --------------------------
Net increase (decrease) in cash and cash equivalents                             (1,713)            9,936
Cash and cash equivalents at beginning of period                                  4,313             3,183
                                                                               --------------------------
Cash and cash equivalents at end of period                                      $ 2,600          $ 13,119
                                                                               ==========================


The accompanying condensed notes are an integral part of these consolidated financial statements.

                          KRISPY KREME DOUGHNUTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  ORGANIZATION AND PURPOSE

Krispy Kreme Doughnuts, Inc. (the "Company") was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation ("KKDC"). Pursuant to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme Doughnuts, Inc. on April 4, 2000. Each shareholder received 20 shares of Krispy Kreme Doughnuts, Inc. common stock and $15 in cash for each share of KKDC common stock they held. As a result of the merger, KKDC became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc. Krispy Kreme Doughnuts, Inc. closed a public offering of its common stock on April 10, 2000 by selling 3,450,000 common shares at a price of $21 per share.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments consisting of normal recurring adjustments necessary for a fair presentation of interim results.

Equity Method of Accounting
---------------------------

Investments in 20- to 50- percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.

Marketable Securities
---------------------

Marketable securities consist of money market funds, United States Treasury notes and mortgage-backed government securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".

Management  determines  the  appropriate  classification  of its  investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of April 30, 2000, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.


NOTE 3:  INVENTORIES

Inventories are stated at the lower of average cost or market. Inventories consist of the following:

                        DISTRIBUTION     EQUIPMENT          MIX           COMPANY
(In thousands)             CENTER        DEPARTMENT      DEPARTMENT        STORES         TOTAL
--------------          ------------     ----------      ----------       -------         -----

JANUARY 30, 2000

Raw materials             $  --           $2,821          $  444          $1,335          $4,600

Work in progress             --               57             --              --               57

Finished goods               321           1,298              39            --             1,658

Purchased merchandise      3,129             --               --             498           3,627

Manufacturing supplies       --              --               37            --                37
                          ------          ------          ------          ------          ------
   Totals                 $3,450          $4,176          $  520          $1,833          $9,979
                          ======          ======          ======          ======          ======

APRIL 30, 2000

Raw materials             $  --           $2,579          $  482          $1,455          $4,516

Work in progress             --               39             --              --               39

Finished goods               398             790              13             --            1,201

Purchased merchandise      3,499             --              --              547           4,046

Manufacturing supplies       --              --               36             --               36
                          ------          ------          ------          ------          ------
   Totals                 $3,897          $3,408          $  531          $2,002          $9,838
                          ======          ======          ======          ======          ======


NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(In thousands)                      JANUARY 30, 2000          APRIL 30, 2000
                                    ----------------          --------------
Land                                     $11,144                   $11,144

Buildings                                 24,606                    26,131

Machinery and equipment                   47,701                    50,555

Leasehold improvements                     9,627                     9,809

Construction in progress                     165                       667
                                        --------                   -------
                                          93,243                    98,306

Less:  accumulated depreciation           32,659                    34,221
                                        --------                   -------
   Property and equipment, net           $60,584                   $64,085
                                         =======                   =======


NOTE 5:  EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table shows the computation of the number of shares outstanding (in thousands):


                            Three Months Ended
                    --------------------------------
                     May 2, 1999      April 30, 2000
                    ------------      --------------
Basic shares             9,340            10,362

Effect of dilutive
 securities:

Stock options               62               889
                         -----            ------
Diluted shares           9,402            11,251
                         =====            ======

NOTE 6:  BUSINESS SEGMENT INFORMATION

                                                               Three Months Ended
                                                        --------------------------------
(In thousands)                                          May 2, 1999       April 30, 2000
                                                        -----------       --------------
REVENUES:

Company Store Operations                                  $ 40,577          $ 50,956

Franchise Operations                                         1,062             2,000

Support Operations                                          32,683            47,053

Intercompany sales eliminations                            (20,994)          (29,008)
                                                          --------          --------
   Total revenues                                         $ 53,328          $ 71,001
                                                          ========          ========

OPERATING INCOME (LOSS):

Company Store Operations                                  $  5,037          $  6,660

Franchise Operations                                           126             1,000

Support Operations                                           1,628             2,737

Unallocated general and administrative expenses             (3,427)           (4,702)
                                                          --------          --------

   Total operating income                                 $  3,364          $  5,695
                                                          ========          ========
DEPRECIATION AND AMORTIZATION EXPENSES:

Company Store Operations                                  $    744          $  1,241

Franchise Operations                                            12                18

Support Operations                                              56                69

Corporate administration                                       289               267
                                                          --------          --------

   Total depreciation and amortization expenses           $  1,101          $  1,595
                                                          ========          ========


NOTE 7:  OTHER EVENTS

On January 31, 2000, the Company repurchased the New York City market from an area developer for approximately $6.9 million. The Company invested an additional $300,000 in property and equipment. Subsequently, on April 17, 2000, the Company sold 77.67% of the New York City market for $5.6 million in exchange for cash and notes receivable. The investment in this joint venture is accounted for using the equity method and is recorded in other assets on the Consolidated Balance Sheet.

NOTE 8:  JOINT VENTURES

On March 22, 2000, the Company entered into a joint venture to develop the Northern California market. The Company invested $2,060,000 for a 59% interest. The financial statements of this joint venture are consolidated in the results in the Company.

NOTE 9:  LEGAL CONTINGENCIES

On March 9, 2000, a lawsuit was filed against the Company, a member of management and Golden Gate Doughnuts, LLC, a franchisee of the Company, in Superior Court in the state of California. The Plantiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. The Company believes that the allegations are without merit and that the outcome of the lawsuit will not have a material adverse effect on its consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

NOTE 10:  COMPREHENSIVE INCOME

                                                                        Krispy Kreme       Krispy Kreme
                                                                    Doughnut Corporation   Doughnuts, Inc.
                                                                    ---------------------  ---------------
                                                      Current                 Additional                           Notes
                                                   Comprehensive    Common     Paid-In        Common             Receivable
                                                       Income        Stock     Capital        Stock               Employees
                                                    -------------- ----------- ----------- -----------         ---------------
Balance at January 30, 2000                        $  --            $  4,670    $ 10,805     $   --               $ (2,547)

Proceeds from public offering                                                                $ 65,690

Conversion of Krispy Kreme
   Doughnut Corporation shares
   to Krispy Kreme
   Doughnuts, Inc. shares                                             (4,670)    (10,805)      15,475

Cash distribution to shareholders                                                              (7,005)

Issuance of shares to employee
   stock ownership plan                                                                         3,039

Net income for the three
   months ended April 30, 2000                     $  3,052

Contribution to the nonqualified
   employee benefit plan

Liability under the nonqualified
   employee benefit plan

Unrealized holding loss                                 (73)
                                                   ---------        ----------  ---------    --------            ---------

Balance at April 30, 2000                          $  2,979         $   --      $   --       $ 77,199            $ (2,547)
                                                   ========         ==========  =========    ========            =========


                                                  Nonqualified       Nonqualified                      Accumulated
                                                   Employee            Employee                           Other
                                                    Benefit            Benefit           Retained      Comprehensive
                                                  Plan Assets       Plan Liability       Earnings         Income        Total
                                                  -----------       --------------       --------         ------        -----

Balance at January 30, 2000                     $   --              $   --               $ 34,827     $  --           $ 47,755

Proceeds from public offering                                                                                           65,690

Conversion of Krispy Kreme
   Doughnut Corporation shares
   to Krispy Kreme
   Doughnuts, Inc. shares                                                                                                   --

Cash distribution to shareholders                                                                                       (7,005)

Issuance of shares to employee
   stock ownership plan                                                                                                  3,039

Net income for the three
   months ended April 30, 2000                                                              3,052                        3,052

Contribution to the nonqualified
   employee benefit plan                           (126)                                                                   126

Liability under the nonqualified
   employee benefit plan                                                  126                                               126

Unrealized holding loss                                                                                   (73)              (73)
                                                -------               -------            --------     -------          --------

Balance at April 30, 2000                       $  (126)             $    126            $ 37,879     $   (73)         $112,458
                                                =======              ========            ========     =======           =======

NOTE 11:  RESTRUCTURING
                                 Lease          Accrued     Total
                                 Liabilities    Expenses    Accrual
                                 -------------- ----------- -----------
Balance at January 30, 2000            $ 4,782       $ 592     $ 5,374

Reductions                                (274)          -        (274)
                                 -------------- ----------- -----------

Balance at April 30, 2000              $ 4,508       $ 592     $ 5,100
                                 -------------- ----------- -----------


Reductions in Lease Liabilities represent ongoing lease payments on remaining lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to: the Company's ability to continue and manage growth; delays in store openings; quality of franchise store operations; price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in more detail under "Risk Factors" in the Company's Prospectus dated April 4, 2000 and filed with the Securities and Exchange Commission.

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 2,400 dozen to over 6,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

         o ON-PREMISES SALES. Sales to customers visiting our stores, including the drive-through windows, along with deeply discounted sales to community organizations that in turn sell our products for fundraising purposes.

         o OFF-PREMISES SALES. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers' shelves. "Branded" refers to products sold bearing the Krispy Kreme brand name. "Unbranded" products are sold unpackaged from the retailer's display case. "Private label" products carry the retailer's brand name or some other non-Krispy Kreme brand.

In addition to our retail stores, we are vertically integrated. Our Support Operations business unit produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase.
Additionally, it operates a distribution center that provides Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

         o        Maintain   the   consistency   and  quality  of  our  products
                  throughout our system

         o Utilize volume buying power which helps lower the cost of supplies to each of our stores

         o        Enhance our profitability

We expect doughnut industry sales to continue growing. We believe growth in the fragmented doughnut market will be aided by a variety of factors, including a shift from food consumed at home to food consumed away from home, increased snack food consumption and increased doughnut sales through in-store bakeries.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also intend to enter into joint ventures with some of our franchisees. As of April 30, 2000, there were a total of 151 Krispy Kreme stores nationwide consisting of 57 company-owned and 94 franchised stores. Throughout the remainder of fiscal 2001, we anticipate opening approximately 13 additional new stores under existing agreements, all of which are expected to be franchise stores. In the first quarter, we announced agreements with five new area developers who will open stores in 13 new markets.

As we expand the Krispy Kreme concept, we will incur infrastructure costs in the form of additional personnel to support the expansion, and additional facilities costs to provide mixes, equipment and other items necessary to operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.

RESULTS OF OPERATIONS

In order to facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment activities.

         O OVERVIEW. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company-owned and franchised stores and excludes the sales of our Support Operations business segment. Our consolidated financial statements appearing elsewhere in this filing exclude franchised store sales and include royalties and fees received from our franchisees. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

         O SEGMENT RESULTS. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have three reportable segments. A description of each of the segments follows.

         O COMPANY STORE OPERATIONS. Represents the results of our company-owned stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

         O FRANCHISE OPERATIONS. Represents the results of our franchise program. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties of 4.5% of all sales, contribute 1.0% of all sales to our national advertising fund and pay franchise fees ranging from $20,000 to $40,000 per store. Expenses for this business segment include costs incurred to recruit new franchisees and to monitor and aid in the performance of these stores and direct general and administrative expenses.

         O SUPPORT OPERATIONS. Represents the results of our Support Operations business unit, located in Winston-Salem, North Carolina. This business unit buys ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment which all of our stores are required to purchase. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between Support Operations and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

OTHER. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, net, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

                                                                        Three Months Ended
                                                                   --------------------------
                                                                     May 2,       April 30,
                                                                      1999          2000
                                                                     ------      ---------
STATEMENT OF OPERATIONS DATA:
Total revenues...........................................            100.0%          100.0%
Operating expenses.......................................             85.7            83.5
General and administrative expenses......................              5.9             6.2
Depreciation and amortization expenses...................              2.1             2.2
                                                                  --------        --------
Income from operations...................................              6.3             8.1
Interest income..........................................              --              0.3
Interest expense.........................................             (0.6)           (0.7)
Other expenses...........................................              --             (0.5)
Minority interest in consolidated joint ventures.........              --             (0.2)
                                                                  --------        --------
Income before income taxes...............................              5.7             7.0
Provision for income taxes...............................              2.2             2.7
                                                                  --------        --------
   Net income............................................              3.5%            4.3%
                                                                  ========        ========

DOLLARS IN THOUSANDS
--------------------

OPERATING DATA:
Systemwide sales.........................................       $   73,137      $  103,347
Increase in comparable store sales:
   Company-owned.........................................                            23.3%
   Systemwide............................................                            19.1%


The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses.

                                                                        Three Months Ended
                                                                   ---------------------------
                                                                   May 2,           April 30,
                                                                    1999              2000
                                                                   ------           ---------
REVENUES BY BUSINESS SEGMENT:
Company Store Operations.....................................       76.1%                 71.8%
Franchise Operations.........................................        2.0                   2.8
Support Operations...........................................       21.9                  25.4
                                                                   -----                 -----
   Total revenues............................................      100.0%                100.0%
                                                                   =====                 =====

OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Store Operations.....................................       85.8%                 84.5%
Franchise Operations.........................................       87.0%                 49.1%
Support Operations...........................................       85.6%                 84.4%
Total operating expenses.....................................       91.6%                 89.7%

THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THREE MONTHS ENDED MAY 2, 1999

OVERVIEW

Systemwide sales for the quarter increased 41.3% to $103.3 million compared to $73.1 million in the first quarter of the prior year. The increase was driven by an increase of 25.6% in company store sales which increased to $51 million and an increase of 60.9% in franchise store sales which increased to $52.3 million. During the quarter, the Company opened 8 franchise stores and one store in Northern California. One company store and one franchise store were closed, bringing the total number of stores to 151 at the end of the quarter. Of those, 94 are franchise stores and 57 are company owned. We believe increased brand awareness contributed significantly to the 19% increase in our systemwide comparable store sales.

Total company revenues increased 33.1% to $71 million in the first quarter of fiscal 2001 compared with $53.3 million in the first quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 25.6% to $51.0 million, Franchise Operations revenue increases of 88.3% to $2.0 million and Support Operations revenue increases of 54.4% to $18.0 million. Net income for the quarter was $3.1 million versus $1.9 million a year ago, representing an increase of 61.2%. Diluted earnings per share were $.27, an increase of 35% over the first quarter of the prior year.

COMPANY STORE OPERATIONS

COMPANY STORE OPERATIONS REVENUES. Company Store Operations revenues increased to $51.0 million in the first quarter of fiscal 2001 from $40.6 million in the first quarter of fiscal 2000, an increase of 25.6%. Comparable store sales increased by 23.3%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. On-premises sales increased approximately $3.3 million and off-premises sales increased approximately $7.1 million. On-premises sales grew principally as a result of more customer visits, an increase in brand awareness and our national store expansion. Additionally, there was a 6% retail price increase implemented during the quarter. Our company stores continued to benefit from an increase in the number of stores we serve via our off-premises sales programs. The revenue increase in off-premises sales is due to the addition of both convenience store and grocery store outlets.

COMPANY STORE OPERATIONS OPERATING EXPENSES. Company Store Operations operating expenses increased to $43.1 million in the first quarter of fiscal 2001 from $34.8 million in the same quarter of fiscal 2000, an increase of 23.7%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 84.5% in first quarter of fiscal 2001 compared with 85.8% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies resulting from increased sales levels at our stores. These additional sales have utilized excess production capacity thereby enhancing the stores' profitability. These margin improvements were offset by increased fuel costs.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for stores that perform poorly, and for older stores that need to be closed and relocated. No provisions were made during the first quarter of fiscal 2001.

FRANCHISE OPERATIONS

FRANCHISE OPERATIONS REVENUES. Franchise Operations revenues increased to $2.0 million in the first quarter of fiscal 2001 from $1.1 million in the first quarter of the prior year, an increase of 88.3%. The growth in revenue was primarily due to the opening of 8 franchise stores in the first quarter of fiscal 2001 and the impact of 19 franchise stores opened in fiscal 2000 being open for the full first quarter of fiscal 2001.

FRANCHISE OPERATIONS OPERATING EXPENSES. Franchise Operations operating expenses increased to $1.0 million in the first quarter of fiscal 2001 from $0.9 million in the same quarter of the prior year, an increase of 6.3%. Franchise Operations operating expenses as a percentage of Franchise Operations revenues were 49.1% in first quarter of the current year compared with 87.0% in first quarter of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues was due to capitalizing upon the infrastructure we have built in preparing for our expansion. In prior years, we hired and trained personnel to oversee the expansion of our concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As these personnel have successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs.

SUPPORT OPERATIONS

SUPPORT  OPERATIONS  REVENUES.  Support  Operations  sales to  franchise  stores increased to $18.0 million in the first quarter of fiscal 2001 from $11.7 million in the same quarter of fiscal 2000, an increase of 54.4%. The primary reason for the increase in revenues was the opening of eight new franchise stores in the first quarter of fiscal 2001, the full-quarter impact of stores opened in fiscal 2000 and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for Support Operations from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from Support Operations, thereby enhancing Support Operations sales.

SUPPORT OPERATIONS OPERATING EXPENSES. Support Operations operating expenses increased to $15.2 million in first quarter of fiscal 2001 from $10.0 million in first quarter of fiscal 2000, an increase of 52.3%. Support Operations operating expenses as a percentage of Support Operations revenues were 84.4% in first quarter of the current year compared with 85.6% in first quarter of the prior year. The decrease in Support Operations operating expenses as a percentage of revenues was due to the increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Favorable commodities prices also contributed. Increased fuel costs, as well as startup costs associated with the California distribution center, offset the decrease in operating expenses as a percentage of revenue.

OTHER

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.4 million in the first quarter of fiscal 2001 from $3.1 million in the first quarter of fiscal 2000, an increase of 41.3%. General and administrative expenses as a percentage of total revenues for the first quarter were 6.2% in fiscal 2001 compared with 5.9% in fiscal 2000. The primary reason for the increase in these expenses was our continued investment in infrastructure to support our expansion. The investment in infrastructure consisted primarily of the hiring of new personnel in corporate support departments, as well as increased professional services and costs associated with being a public company.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1.6 million in the first quarter of fiscal 2001 from $1.1 million in the first quarter of the prior year, an increase of 44.9%. Depreciation and amortization expenses as a percentage of total revenues for the first quarter were 2.2% in fiscal 2001 compared with 2.1% in fiscal 2000. Depreciation and amortization expenses increased due to capital asset additions.

INTEREST INCOME. Interest income increased in the first quarter of fiscal 2001 as a result of the investment of proceeds from our initial public offering. Proceeds from the public offering were received in mid-April. Approximately, $28 million was invested in various government securities and short-term commercial paper instruments at the end of the first quarter resulting in interest income of $231,000 for the quarter. There were no investments of this nature during the first quarter of fiscal 2000.

INTEREST EXPENSE. Interest expense increased slightly in first quarter of fiscal 2001 over the same quarter of the prior year. Borrowing amounts were higher in the first quarter of fiscal 2001 compared to the same period in the prior year due to increased working capital requirements, as well as investments in joint ventures. Additionally, interest rates were higher in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. We paid off substantially all of our debt in mid-April after the completion of our initial public offering.

OTHER. Other expenses consist of operating results incurred in conjunction with refranchising the New York market, including the operating results of that market for approximately 11 weeks of the quarter until the market was sold to the new area developer on April 17, 2000. During this period, four of the stores were closed for remodeling for approximately 15 weeks.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $1.9 million in the first quarter of fiscal 2001 representing a 38.4% effective rate compared to $1.2 million, or 38.1%, in the first quarter of the prior year.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.



LIQUIDITY AND CAPITAL RESOURCES

BECAUSE MANAGEMENT GENERALLY DOES NOT MONITOR LIQUIDITY AND CAPITAL RESOURCES ON A SEGMENT BASIS, THIS DISCUSSION IS PRESENTED ON A CONSOLIDATED BASIS.

We funded our capital requirements for first quarter of fiscal 2001 primarily through cash flow generated from operations, but also through borrowings under our line of credit and term loan facility and proceeds from the stock offering.

Net cash flow from operations was $5.1 million in first quarter of fiscal 2001 and $3.1 million in first quarter of fiscal 2000. Operating cash flow has benefited from an improvement in our net income. Operating cash flow has been negatively impacted by additional investments in working capital, primarily accounts receivable, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply.

Net cash used for investing activities was $33.9 million in first quarter of fiscal 2001 and $4.8 million in first quarter of the prior year. Investing activities primarily consist of investment of approximately $28 million of the proceeds from the initial public offering, as well as capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support our off-premises sales programs, maintenance, capital expenditures for existing stores and equipment and development of new stores. Net cash for investing activities was also used for investments in joint ventures.

Net cash provided by (used for) financing activities was $38.8 million in the first quarter of fiscal 2001 and ($64,000) in first quarter of fiscal 2000. Financing activities in the first quarter of fiscal 2001 consisted of the completion of our initial public stock offering; repayment of borrowings; capital distribution to our existing shareholders; and issuance of stock to the company's stock ownership plan. Our financing activities in first quarter of fiscal 2000 consisted primarily of borrowings under our line of credit and payment of cash dividends declared in fiscal 1999.


In the next five years, we will use cash primarily for the following activities:

         o Remodeling and relocation of selected older company-owned stores

         o        Additional mix production capacity to support expansion

         o        Joint venture investments in area developer stores

         o        General corporate purposes, including working capital needs

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. To date, we have primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. If additional capital is needed, we may raise such capital through public or private equity or debt financings. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

         o Slowing our plans to remodel and relocate older company-owned stores

         o Reducing the number and amount of joint venture investments in area developer stores

         o Slowing the building of our infrastructure in both personnel and facilities

We conduct some of our corporate and store operations from leased facilities and lease certain equipment under operating leases. Generally, these have initial lease periods of five to 18 years, and contain provisions for renewal options of five to ten years.

INFLATION

We do not believe that inflation has had a material impact on our results of operations in recent years. However, we cannot predict what effect inflation may have on our results of operations in the future.


YEAR 2000

The "year 2000 issue" refers to the possible failure of many computer systems that may arise as a result of existing computer software and hardware using only the last two digits to refer to a year.

We believe that the most significant internal risk posed by the year 2000 issue was the possibility of a failure of our accounting systems, either at our corporate offices, at our Winston-Salem manufacturing and distribution facility or at our stores. Third parties whose potential year 2000 problems could have had the greatest effect on us are our banks, the company that processes our payroll and maintains our human resources databases and companies that supply our key raw materials.

Prior to the year 2000 date change, we completed reviews of the ability of our hardware and software serving critical internal functions in our stores and in our corporate offices to accurately handle the transition of dates from 1999 to 2000. We estimate that we have spent $1 million for the dual purpose of upgrading the functionality of systems while at the same time achieving year 2000 compliance. Additionally, we have developed contingency plans for critical functions in certain corporate departments and business units to address potential year 2000 issues.

Since entering the year 2000, we have not experienced any significant disruptions to our business, nor are we aware of any significant year 2000 issues impacting our banks, vendors or customers. We will continue to monitor our critical systems over the next several months for any delayed effects of the year 2000 date change, but do not expect any significant exposure from our internal systems or from the actions of our banks, vendors and customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 2000, Krispy Kreme's fiscal year 2002. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of FAS 133 is not expected to have a material impact on Krispy Kreme's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component in the Shareholders' Equity section of the balance sheet. The Company does not hedge its interest rate exposure.

We have no derivative financial interests or derivative commodity instruments in our cash or cash equivalents.

We purchase certain commodities such as flour, sugar and soybean oil. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Part II.  Other Information

Item 1.   Legal Proceedings
          ------------------

         On March 9, 2000, a lawsuit was filed against the Company, a member of management, a franchisee of the Company and other persons in Superior Court in the state of California. (Kevin L. Boylan and Bruce Newberg v. Golden Gate Doughnuts, LLC, Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., Scott Livengood, Brad Bruckman, and Does 1 through 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that the Company and other defendants breached an agreement regarding plaintiffs' participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although the Company had been negotiating with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. Because the case has only recently been filed, it is difficult to predict its outcome. However, based on the information presently available to the Company, and preliminary review of the allegations and relevant facts, the Company believes the complaint has no merit, will not have a material adverse effect on its consolidated financial statements and the Company will consequently vigorously defend the lawsuit. No accrual for loss (if any) has been provided in the accompanying financial statements.

         From time to time, we are subject to other claims and suits arising in the course of our business, none of which we believe is likely to have a material effect on our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         On April 10, 2000, the Company closed its initial public offering by selling 3,450,000 shares of its common stock, no par value, at a price of $21 per share, raising $65.7 million after expenses. See the Company's Registration Statement on Form S-1 (SEC File No. 333-92909), declared effective on April 3, 2000. The offering commenced on April 4, 2000 and all securities offered have been sold. The Company registered a proposed maximum aggregate offering price of $74.75 million and the actual aggregate offering price sold was $72.45 million. Offering expenses and underwriting discounts amounted to approximately $6.75 million. The offering was managed by Deutsche Banc Alex. Brown, J.P. Morgan & Co., Dain Rausher Wessels and BB&T Capital Markets. Proceeds from the offering were used for repayment of debt ($30.7 million) and capital distribution to existing shareholders as part of a pre-offering corporate reorganization ($7.0 million). The remainder of the proceeds will be used for remodeling and relocation of selected older company-owned stores, as well as general corporate purposes, including working capital needs. Currently, these funds are invested in various government securities and short-term commercial paper instruments.


Item 6.  Exhibits and Reports On Form 8-K
         --------------------------------

         (a)   Exhibits

               Exhibit
               Number     Description
               -------    -----------

                 27.1     Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    KRISPY KREME DOUGHNUTS, INC.
                                            (Registrant)

                                    By:  /s/ Scott A. Livengood
                                       ---------------------------
                                       Scott A. Livengood
                                       Chairman of the Board, President,
                                         and Chief Executive Officer
                                          (principal executive officer)

                                    By:  /s/ J. Paul Breitbach
                                       ---------------------------
                                       J. Paul Breitbach
                                       Executive Vice President, Finance,
                                       Administration and Support
                                       Operations (principal financial and
                                       accounting officer)

June 9, 2000

                                 EXHIBIT INDEX


  Exhibit No.               Description
  ----------                -----------

      27.1                  Financial Data Schedule