Form 10-Q
period 2000-07-30
KRISPY KREME DOUGHNUTS INC
filed 2000-09-13
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2000

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________ to ________________

Commission file number 000-30209

                              KRISPY KREME DOUGHNUTS, INC.

Exact name of registrant as specified in its charter)

North Carolina	56-1318322
(State or other jurisdiction of	(I.R. S. Employer
incorporation or organization)	Identification Number)

370 Knollwood Street, Suite 500, Winston-Salem, North Carolina     27103
(Address of principal executive offices)                           (Zip Code)

                                             (336)   725-2981

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes \X\ No \  \

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at September 5, 2000
Common stock at no par value	12,934,957 shares

Krispy Kreme Doughnuts, Inc.
FORM 10-Q

For the Quarter Ended July 30, 2000

INDEX
Part I. Financial Information
Item 1. Consolidated Financial Statements
a)	Balance Sheets As of January 30, 2000 and July 30, 2000
b)	Statements of Operations For the Three Months and the Six Months Ended August 1, 1999 and July 30, 2000
c)	Statements of Cash Flows For the Six Months Ended August 1, 1999 and July 30, 2000
d)	Notes to the Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.

Consolidated Balance Sheets

(in thousands, except par value amounts)

	January 30, 2000	July 30, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,183	$ 12,126
Short-term investments	-	10,052
Accounts receivable, less allowance for doubtful accounts
of $1,324 (01/30/00) and $1,707 (07/30/00)	17,965	21,534
Accounts receivable, affiliates	1,608	1,632
Other receivables	794	2,052
Inventories	9,979	10,977
Prepaid expenses	3,148	1,370
Income taxes refundable	861	-
Deferred income taxes	3,500	4,262
Total current assets	41,038	64,005
Property and equipment, net	60,584	65,582
Deferred income taxes	1,398	969
Long-term investments	-	16,967
Other assets	1,938	8,391
Total assets	$ 104,958 =================	$ 155,914 ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,106	$ 16,225
Accrued salaries and wages	3,256	2,561
Accrued restructuring expenses	1,115	606
Accrued income taxes	-	1,110
Accrued expenses	9,709	11,772
Current maturities of long term debt	2,400	-
Total current liabilities	29,586	32,274
Compensation deferred	990	956
Long-term debt	20,502	-
Accrued restructuring expenses	4,259	4,209
Other long-term obligations	1,866	1,702
Total long-term liabilities	27,617	6,867

Minority interest in consolidated subsidiary companies	-	702

Shareholders' Equity:
Common stock, no par value, 100,000 shares authorized; issued
and outstanding -- 0 (01/30/00) and 12,935 (07/30/00)	-	77,146
Common stock, $10 par value, 1,000 shares authorized; issued
and outstanding -- 467 (01/30/00) and 0 (07/30/00)	4,670	-
Paid-in capital	10,805	-
Notes receivable, employees	(2,547)	(2,547)
Nonqualified employee benefit plan asset	-	(126)
Nonqualified employee benefit plan liability	-	126
Unrealized holding gain/loss	-	18
Retained earnings	34,827	41,454
Total shareholders' equity	47,755	116,071
Total liabilities and shareholders' equity	$ 104,958 =================	$ 155,914 ===============

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Six months ended
	August 1, 1999	July 30, 2000	August 1, 1999	July 30, 2000

Total revenues	$ 51,356	$ 69,994	$ 104,684	$ 140,995

Operating expenses	44,356	58,229	90,080	117,506

General and administrative expenses	3,933	4,566	7,072	9,001

Depreciation and amortization	1,159	1,581	2,260	3,175

Income from operations	1,908	5,618	5,272	11,313

Interest income	35	547	61	778

Interest expense	(366)	(40)	(700)	(520)

Other expenses	-	(3)	-	(3)

Equity in joint ventures and minority interest in consolidated joint ventures	-	(355)	-	(848)

Income before income taxes	1,577	5,767	4,633	10,720

Provision for income taxes	599	2,192	1,762	4,093

Net income	$ 978 ===============	$ 3,575 ===============	$ 2,871 =============	$ 6,627 ==============

Basic earnings per share	$0.10 ===============	$0.28 ===============	$0.31 =============	$0.57 ==============

Diluted earnings per share	$0.10 ===============	$0.25 ===============	$0.30 =============	$0.52 ==============

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Cash Flows

(in thousands)
	Six months ended
	August 1, 1999	July 30, 2000
Cash Flow from Operating Activities:
Net income	$ 2,871	$ 6,627
Items not requiring (providing) cash:
Depreciation and amortization	2,260	3,175
Loss on sale of property and equipment	-	3
Change in assets and liabilities:
Receivables	280	(4,539)
Inventories	(678)	(998)
Prepaid expenses	(592)	1,778
Income taxes, net	(871)	1,638
Accounts payable	(691)	3,119
Accrued restructuring expenses	(514)	(559)
Accrued expenses	2,084	1,368
Deferred compensation and other long-term obligations	486	(198)
Net cash provided by operating activities	4,635	11,414

Cash Flow from Investing Activities:
Purchase of property and equipment	(5,044)	(8,387)
Proceeds from disposal of property and equipment	-	6
Minority interest in non-wholly owned subsidiaries	-	702
Purchase of investments	-	(27,001)
Increase in other assets	(1,611)	(6,561)
Net cash used for investing activities	(6,655)	(41,241)

Cash Flow from Financing Activities:
Proceeds from stock offering, net	-	65,638
Repayment of long-term debt and revolving line of credit, net	-	(22,902)
Capital distribution to existing shareholders	-	(7,005)
Issuance of stock to Krispy Kreme Profit-Sharing Ownership Plan	-	3,039
Net borrowings from revolving line of credit	2,992	-
Cash dividends paid	(1,547)	-
Net cash provided by financing activities	1,445	38,770
Net increase (decrease) in cash and cash equivalents	(575)	8,943
Cash and cash equivalents at beginning of period	4,313	3,183
Cash and cash equivalents at end of period	$ 3,738 ===========	$12,126 =========

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock to Krispy Kreme Profit-Sharing Ownership Plan	$ -	$ 3,039
Minority interest in non-wholly owned subsidiaries	$ -	$ 702
Equity in joint ventures and minority interest in consolidated joint ventures	$ -	$ 848

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Notes to Consolidated Financial Statements

Note 1:  Organization and Purpose

Krispy Kreme Doughnuts, Inc. (the "Company") was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation ("KKDC"). Subject to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme Doughnuts, Inc. on April 4, 2000. Each shareholder received 20 shares of Krispy Kreme Doughnuts, Inc. common stock and $15 cash for each share of KKDC common stock they held. As a result of the merger, KKDC became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc. Krispy Kreme Doughnuts, Inc. completed a public offering of its common stock on April 10, 2000 by selling 3,450,000 common shares at a price of $21 per share.

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

Equity and Consolidation Methods of Accounting

Investments in 20- to 49- percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Investments in 50 percent owned or greater affiliates are accounted for by the consolidation method of accounting whereby the portion not owned by the Company is shown as a minority interest in consolidated subsidiary companies.

Marketable Securities

Marketable securities consist of money market funds, United States Treasury notes, mortgage-backed government securities, and corporate debt securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of July 30, 2000, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Note 3: Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of the following:
(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total
January 30, 2000
Raw materials	$ -	$2,821	$444	$1,335	$4,600
Work in progress	-	57	-	-	57
Finished goods	321	1,298	39	-	1,658
Purchased merchandise	3,129	-	-	498	3,627
Manufacturing supplies	-	-	37	-	37
Totals	$3,450 ==========	$4,176 ==========	$520 ==========	$1,833 =========	$9,979 =======

July 30, 2000
Raw materials	$ -	$2,236	$366	$1,545	$4,147
Work in progress	-	76	-	-	76
Finished goods	715	2,123	30	-	2,868
Purchased merchandise	3,303	-	-	542	3,845
Manufacturing supplies	-	-	41	-	41
Totals	$4,018 ===========	$4,435 ===========	$437 ===========	$2,087 =========	$10,977 ========

Note 4: Property and Equipment

Property and equipment consist of the following:

(In thousands)	January 30, 2000	July 30, 2000

Land	$ 11,144	$ 11,144
Buildings	24,606	25,195
Machinery and equipment	47,701	53,880
Leasehold improvements	9,627	10,693
Construction in progress	165	431
	93,243	101,343
Less: accumulated depreciation	32,659	35,761
Property and equipment, net	$ 60,584 ========	$ 65,582 ========

Note 5: Earnings per Share

The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of both the options assumed to be exercised and the tax benefit the Company receives as a result of the options being exercised.

The following table shows the computation of the number of shares outstanding (in thousands):
	Three months ended		Six months ended
	August 1, 1999	July 30, 2000	August 1, 1999	July 30, 2000

Basic shares outstanding	9,340	12,935	9,340	11,649
Effect of dilutive securities:
Stock options	117	1,139	117	1,053
Diluted shares outstanding	9,457 ============	14,074 ===========	9,457 ============	12,702 ===========

Note 6: Business Segment Information
(in thousands)	Three months ended		Six months ended
	August 1, 1999	July 30, 2000	August 1, 1999	July 30, 2000

Revenues:
Company store operations	$39,032	$51,484	$79,609	$102,440
Franchise operations	1,247	2,298	2,309	4,298
Support operations	32,235	45,425	64,918	92,478
Intercompany sales eliminations	(21,158)	(29,213)	(42,152)	(58,221)
Total revenues	$51,356 =========	$69,994 ========	$104,684 ==========	$140,995 ========

Operating Income (Loss):
Company store operations	$4,416	$6,675	$9,453	$13,334
Franchise operations	386	1,451	512	2,451
Support operations	1,329	2,325	2,957	5,062
Unallocated general and administrative expenses	(4,223)	(4,833)	(7,650)	(9,534)
Total operating income	$1,908 ========	$5,618 ========	$5,272 ========	$11,313 =======

Depreciation and Amortization Expenses:
Company store operations	$789	$1,227	$1,533	$2,469
Franchise operations	24	18	36	36
Support operations	56	69	112	137
Corporate administration	290	267	579	533
Total depreciation and amortization expenses	$1,159 ========	$1,581 ========	$2,260 =========	$3,175 =======

 Note 7:  Joint Ventures

On March 22, 2000, the Company entered into a joint venture to develop the Northern California market. The Company invested $2,060,000 for a 59% interest. The financial statements of this joint venture are consolidated in the results in the Company and the 41% interest not owned by the Company is recorded as minority interest in consolidated subsidiary companies on the Consolidated Balance Sheet.

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

Note 8:  Legal Contingencies

On March 9, 2000, a lawsuit was filed against the Company, a member of management, Golden Gate Doughnuts, LLC, a franchisee of the Company, in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. The Company believes that the allegations are without merit and that the outcome of the lawsuit will not have a material adverse effect on its consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Note 9:  Comprehensive Income
		Krispy Kreme		KrispyKreme
		Doughnut Corporation		Doughnuts, Inc.
	Current		Additional		Notes
	Comprehensive	Common	Paid-In	Common	Receivable
	Income	Stock	Capital	Stock	Employees

Balance at January 30, 2000		$4,670	$10,805		$(2,547)

Proceeds from public offering				$65,637

Conversion of Krispy Kreme
Doughnut Corporation shares
to Krispy Kreme
Doughnuts, Inc. shares		(4,670)	(10,805)	15,475

Cash distribution to shareholders				(7,005)

Issuance of shares to employee
stock ownership plan				3,039

Net income for the six
months ended July 30, 2000	$6,627

Contribution to the nonqualified
employee benefit plan

Liability under the nonqualified
employee benefit plan

Unrealized holding loss	18

Balance at July 30, 2000	$ 6,645 ======	$ - ======	$ - =======	$ 77,146 =======	$ (2,547) =======

	Nonqualified	Nonqualified		Accumulated
	Employee	Employee		Other
	Benefit	Benefit	Retained	Comprehensive
	Plan Assets	Plan Liability	Earnings	Income	Total

Balance at January 30, 2000			$34,827		$47,755

Proceeds from public offering					65,637

Conversion of Krispy Kreme
Doughnut Corporation shares
to Krispy Kreme
Doughnuts, Inc. shares					-

Cash distribution to shareholders					(7,005)

Issuance of shares to employee
stock ownership plan					3,039

Net income for the six
months ended July 30, 2000			6,627		6,627

Contribution to the nonqualified
employee benefit plan	(126)				(126)

Liability under the nonqualified
employee benefit plan		126			126

Unrealized holding loss				18	18

Balance at July 30, 2000	$ (126) =========	$ 126 ======	$ 41,454 ======	$ 18 =====	$ 116,071 ======

Note 10:  Restructuring
(in thousands)	Lease Liabilities	Accrued Expenses	Total Accrual
Balance at January 30, 2000	$4,782	$ 592	$5,374
Reductions	(559)	-	(559)
Balance at July 30, 2000	$4,223 ============	$ 592 =============	$4,815 ==========

Reductions in Lease Liabilities represent ongoing lease payments on remaining lease obligations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

*

On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with deeply discounted sales to community organizations that in turn sell our products for fundraising purposes.

*

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

In addition to our retail stores, we are vertically integrated. Our Support Operations business unit produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, it operates a distribution center that provides Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

*	Maintain the consistency and quality of our products throughout our system
*	Utilize volume buying power which helps lower the cost of supplies to each of our stores
*	Enhance our profitability

We expect doughnut industry sales to continue growing. We believe growth in the fragmented doughnut market will be aided by a variety of factors, including a shift from food consumed at home to food consumed away from home, increased snack food consumption and increased doughnut sales through in-store bakeries.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also intend to enter into joint ventures with some of our franchisees. As of July 30, 2000, there were a total of 154 Krispy Kreme stores nationwide consisting of 56 company-owned and 98 franchised stores. Throughout the remainder of fiscal 2001, we anticipate opening approximately 14 additional new stores under existing agreements, most of which are expected to be franchise stores.

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

*

Overview. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company-owned and franchised stores and excludes the sales of our Support Operations business segment. Our consolidated financial statements appearing elsewhere in this filing include sales of our company-owned stores, outside sales of our Support Operations business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

*

Segment results. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have three reportable segments. A description of each of the segments follows.

*

Company Store Operations. Represents the results of our company-owned stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

*

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

*

Support Operations. Represents the results of our Support Operations business unit. This business unit buys ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment which all of our stores are required to purchase. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between Support Operations and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, net, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Six months ended
	August 1, 1999	July 30, 2000	August 1, 1999	July 30, 2000
Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	86.4	83.2	86.0	83.3
General and administrative expenses	7.7	6.5	6.8	6.4
Depreciation and amortization expenses	2.2	2.3	2.2	2.3
Income from operations	3.7	8.0	5.0	8.0
Interest income	0.1	0.8	0.1	0.6
Interest expense	(0.7)	(0.1)	(0.7)	(0.4)
Other expenses	--	--	--	--
Minority interest in consolidated joint ventures	--	(0.5)	--	(0.6)
Income before income taxes	3.1	8.2	4.4	7.6
Provision for income taxes	1.2	3.1	1.7	2.9
Net income	1.9% ===========	5.1% ==========	2.7% ===========	4.7% ===========

(in thousands)
Operating Data:
Systemwide sales	$ 77,080	$ 107,706	$ 150,217	$ 211,053
Increase in comparable store sales:
Company-owned		24.4%		23.8%
Systemwide		19.4%		19.2%

The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses.
	Three months ended		Six months ended
	August 1, 1999	July 30, 2000	August 1, 1999	July 30, 2000

Revenues by Business Segment:
Company Store Operations	76.0%	73.6%	76.0%	72.7%
Franchise Operations	2.4	3.3	2.2	3.0
Support Operations	21.6	23.1	21.8	24.3
Total revenues	100.0% =========	100.0% =========	100.0% =========	100.0% =========

Operating Expenses by Business Segment:
Company Store Operations	86.7%	84.7%	86.2%	84.6%
Franchise Operations	67.1%	36.1%	76.3%	42.1%
Support Operations	87.5%	85.2%	86.5%	84.8%
Total operating expenses	94.0%	89.7%	92.8%	89.7%

 Three months ended July 30, 2000 compared with three months ended August 1, 1999

Overview

Systemwide sales for the quarter increased 39.7% to $107.7 million compared to $77.1 million in the second quarter of the prior year. The increase was driven by an increase of 31.9% in company store sales which increased to $51.5 million and an increase of 47.8% in franchise store sales which increased to $56.2 million. During the quarter, the Company opened 5 franchise stores and one commissary in Nashville, Tennessee. Two company stores and one franchise store were closed, bringing the total number of stores to 154 at the end of the quarter. Of those, 98 are franchise stores and 56 are company owned. We believe increased brand awareness and increased off-premises sales contributed significantly to the 19.4% increase in our systemwide comparable store sales.

Total company revenues increased 36.3% to $70 million in the second quarter of fiscal 2001 compared with $51.4 million in the second quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 31.9% to $51.5 million, Franchise Operations revenue increases of 84.3% to $2.3 million and Support Operations revenue increases of 46.4% to $16.2 million. Net income for the quarter was $3.6 million versus $1.0 million a year ago, representing an increase of 265.5%. Diluted earnings per share were $.25, an increase of 150.0% over the second quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $51.5 million in the second quarter of fiscal 2001 from $39.0 million in the second quarter of fiscal 2000, an increase of 31.9%. Comparable store sales increased by 24.4%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. On-premises sales increased approximately $1.7 million and off-premises sales increased approximately $8.5 million. On-premises sales grew principally as a result of more customer visits, an increase in brand awareness and our national store expansion. Additionally, a 6% retail price increase was implemented during the first quarter of fiscal 2001. Our company stores continued to benefit from an increase in the number of outlets we serve via our off-premises sales programs. The revenue increase in off-premises sales is due to the addition of both convenience store and grocery store outlets.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $43.6 million in the second quarter of fiscal 2001 from $33.8 million in the same quarter of fiscal 2000, an increase of 28.8%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 84.7% in second quarter of fiscal 2001 compared with 86.7% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies resulting from increased sales levels at our stores. The margin on off-premises sales benefited from the implementation of a new route management system, a computer-assisted ordering system which is designed to optimize the sale of packaged doughnuts in each outlet by minimizing stockouts. These margin improvements were offset by increased fuel costs and increased group and casualty insurance costs.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for stores that perform poorly, and for older stores that need to be closed and relocated. No provisions were made during the second quarter of fiscal 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $2.3 million in the second quarter of fiscal 2001 from $1.2 million in the second quarter of the prior year, an increase of 84.3%. The growth in revenue was primarily due to the opening of five franchise stores in the second quarter of fiscal 2001, as well as the opening of eight franchise stores in the first quarter of fiscal 2001 and the impact of 19 franchise stores opened in fiscal 2000 being open for the full second quarter of fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses remained unchanged in the second quarter of fiscal 2001 from $0.8 million in the same quarter of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 36.1% in the second quarter of the current year compared with 67.1% in the second quarter of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As these personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs.

Support Operations

Support Operations Revenues. Support Operations sales to franchise stores increased to $16.2 million in the second quarter of fiscal 2001 from $11.1 million in the same quarter of fiscal 2000, an increase of 46.4%. The primary reason for the increase in revenues was the opening of five new franchise stores and one new company-owned commissary in the second quarter of fiscal 2001; the opening of eight new franchise stores in the first quarter of fiscal 2001; the full-quarter impact of stores opened in fiscal 2000; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for Support Operations from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from Support Operations, thereby enhancing Support Operations sales.

Support Operations Operating Expenses. Support Operations operating expenses increased to $13.8 million in second quarter of fiscal 2001 from $9.7 million in second quarter of fiscal 2000, an increase of 42.6%. Support Operations operating expenses as a percentage of Support Operations revenues were 85.2% in second quarter of the current year compared with 87.5% in second quarter of the prior year. The decrease in Support Operations operating expenses as a percentage of revenues was due to the increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Higher transportation costs due primarily to fuel cost increases offset the decrease in operating expenses as a percentage of revenue.

Other

General And Administrative Expenses. General and administrative expenses increased to $4.6 million in the second quarter of fiscal 2001 from $3.9 million in the second quarter of fiscal 2000, an increase of 16.1%. General and administrative expenses as a percentage of total revenues for the second quarter were 6.5% in fiscal 2001 compared with 7.7% in fiscal 2000. The strong sales growth in the quarter reduced these expenses as a percentage of revenues. The dollar growth in general and administrative expenses is due to increased personnel costs needed to support our national expansion.

Depreciation And Amortization Expenses. Depreciation and amortization expenses increased to $1.6 million in the second quarter of fiscal 2001 from $1.2 million in the second quarter of the prior year, an increase of 36.4%. Depreciation and amortization expenses as a percentage of total revenues for the second quarter were 2.3% in fiscal 2001 compared with 2.2% in fiscal 2000. Depreciation and amortization expenses increased due to capital asset additions.

Interest Income. Interest income increased in the second quarter of fiscal 2001 as a result of the investment of proceeds from our initial public offering. Proceeds from the public offering were received in mid-April. Approximately, $27 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the second quarter resulting in interest income of $547,000 for the quarter. There were no investments of this nature during the second quarter of fiscal 2000.

Interest Expense. Interest expense decreased significantly in second quarter of fiscal 2001 over the same quarter of the prior year. This decrease is a direct result of paying off substantially all our debt in mid-April after the completion of our intial public offering.

Equity in joint ventures and minority interest in consolidated joint ventures. These expenses consist of the Company's share of operating results associated with the Company's investments in joint ventures, as well as the elimination of a minority interest in a consolidated joint venture.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $2.2 million in the second quarter of fiscal 2001 representing a 38.0% effective rate compared to $599,000, or 38.0%, in the second quarter of the prior year.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Six months ended July 30, 2000 compared with six months ended August 1, 1999

Overview

Systemwide sales for the six months increased 40.5% to $211.1 million compared to $150.2 million in the same period of the prior year. The increase was driven by an increase of 28.7% in company store sales which increased to $102.4 million and an increase of 53.8% in franchise store sales which increased to $108.6 million. During the first six months, the Company opened 13 franchise stores, one store in Northern California, and one commissary in Nashville, Tennessee. Three company stores and two franchise store were closed, bringing the total number of stores to 154 at the end of the six months. We believe increased brand awareness and increased off-premises sales contributed significantly to the 19.2% increase in our systemwide comparable store sales.

Total company revenues increased 34.7% to $141.0 million in the first six months of fiscal 2001 compared with $104.7 million in the first six months of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 28.7% to $102.4 million, Franchise Operations revenue increases of 86.1% to $4.3 million and Support Operations revenue increases of 50.5% to $34.3 million. Net income for the first six months was $6.6 million versus $2.9 million a year ago, representing an increase of 130.8%. Diluted earnings per share were $.52, an increase of 73.3% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $102.4 million in the first six months of fiscal 2001 from $79.6 million in the first six months of fiscal 2000, an increase of 28.7%. Comparable store sales increased by 23.8%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. On-premises sales increased approximately $3.5 million and off-premises sales increased approximately $15.6 million. On-premises sales grew principally as a result of more customer visits, an increase in brand awareness and our national store expansion. Additionally, a 6% retail price increase was implemented during the first quarter of fiscal 2001. Our company stores continued to benefit from an increase in the number of outlets we serve via our off-premises sales programs. The revenue increase in off-premises sales is due to the addition of both convenience store and grocery store outlets.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $86.6 million in the first six months of fiscal 2001 from $68.6 million in the same period of fiscal 2000, an increase of 26.2%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 84.6% in first six months of fiscal 2001 compared with 86.2% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies resulting from increased sales levels at our stores. The margin on off-premises sales benefited from the implementation of a new route management system during the second quarter of fiscal 2001. This system is a computer-assisted ordering system designed to optimize the sale of packaged doughnuts in each outlet by minimizing stockouts. These margin improvements were offset by increased fuel costs and increased group and casualty insurance costs.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for stores that perform poorly, and for older stores that need to be closed and relocated. No provisions were made during the first six months of fiscal 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $4.3 million in the first six months of fiscal 2001 from $2.3 million in the first six months of the prior year, an increase of 86.1%. The growth in revenue was primarily due to the opening of 13 franchise stores in the first six months of fiscal 2001 and the impact of 19 franchise stores opened in fiscal 2000 being open for the entire first six months of fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses remained unchanged in the first six months of fiscal 2001 from $1.8 million in the same period of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 42.1% in the first six months of the current year compared with 76.3% in the second period of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As our personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs.

Support Operations

Support Operations Revenues. Support Operations sales to franchise stores increased to $34.3 million in the first six months of fiscal 2001 from $22.8 million in the same period of fiscal 2000, an increase of 50.5%. The primary reason for the increase in revenues was the opening of 13 new franchise stores, one store in Northern California, one new company-owned commissary in the first six months of fiscal 2001, the full-period impact of stores opened in fiscal 2000, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for Support Operations from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from Support Operations, thereby enhancing Support Operations sales.

Support Operations Operating Expenses. Support Operations operating expenses increased to $29.1 million in the first six months of fiscal 2001 from $19.7 million in same period of fiscal 2000, an increase of 47.5%. Support Operations operating expenses as a percentage of Support Operations revenues were 84.8% in the first six months of the current year compared with 86.5% in the first six months of the prior year. The decrease in Support Operations operating expenses as a percentage of revenues was due to the increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Higher transportation costs due primarily to fuel cost increases offset the decrease in operating expenses as a percentage of revenue.

Other

General And Administrative Expenses. General and administrative expenses increased to $9.0 million in the first six months of fiscal 2001 from $7.1 million in the first six months of fiscal 2000, an increase of 27.3%. General and administrative expenses as a percentage of total revenues for the second quarter were 6.4% in fiscal 2001 compared with 6.8% in fiscal 2000. The decrease was primarily due to the revenue growth during the period. The dollar growth in general and administrative expense is due to increased personnel costs needed to support our national expansion.

Depreciation And Amortization Expenses. Depreciation and amortization expenses increased to $3.2 million in the first six months of fiscal 2001 from $2.3 million in the same period of the prior year, an increase of 40.5%. Depreciation and amortization expenses as a percentage of total revenues for the first six months were 2.3% in fiscal 2001 compared with 2.2% in fiscal 2000. Depreciation and amortization expenses increased due to capital asset additions.

Interest Income. Interest income increased in the first six months of fiscal 2001 as a result of the investment of proceeds from our initial public offering. Proceeds from the public offering were received in mid-April. Approximately, $27 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the period resulting in interest income of $778,000 for the first six months. There were no investments of this nature during the same period of fiscal 2000.

Interest Expense. Interest expense of $520,000 in the first six months of fiscal 2001 decreased 25.7% from $700,000 in the same period of fiscal 2000. This decrease is a direct result of paying off substantially all of our debt in mid-April after the completion of our initial public offering.

Equity in joint ventures and minority interest in consolidated joint ventures. These expenses consist of the Company's share of operating results associated with the Company's investments in joint ventures, as well as the elimination of a minority interest in a consolidated joint venture.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $4.1 million in the first six months of fiscal 2001 representing a 38.2% effective rate compared to $1.8 million, or 38.0%, in the same period of the prior year.

Liquidity And Capital Resources

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

We funded our capital requirements for the first six months of fiscal 2001 primarily through cash flow generated from operations, as well as proceeds from the stock offering.

Net cash flow from operations was $11.4 million in the first six months of fiscal 2001 and $3.0 million in first six months of fiscal 2000. Operating cash flow has benefited from an improvement in our net income. Operating cash flow has been negatively impacted by additional investments in working capital, primarily accounts receivable, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply.

Net cash used for investing activities was $41.2 million in first six months of fiscal 2001 and $6.7 million in first six months of the prior year. Investing activities primarily consist of investment of approximately $27 million of the proceeds from the initial public offering, as well as capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing stores and equipment and development of new stores. Net cash for investing activities was also used for investments in joint ventures.

Net cash provided by financing activities was $38.8 million in the first six months of fiscal 2001 and $1.4 million in first six months of fiscal 2000. Financing activities in the first six months of fiscal 2001 consisted of the completion of our initial public stock offering; repayment of borrowings; capital distribution to our existing shareholders; and issuance of stock to the company's stock ownership plan. Our financing activities in first six months of fiscal 2000 consisted primarily of borrowings under our line of credit and payment of cash dividends declared in fiscal 1999.

In the next five years, we will use cash primarily for the following activities:

*	Remodeling and relocation of selected older company-owned stores

*	Additional mix production capacity to support expansion

*	Joint venture investments in area developer stores

*	General corporate purposes, including working capital needs

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. To date, we have primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. If additional capital is needed, we may raise such capital through public or private equity or debt financings. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

*	Slowing our plans to remodel and relocate older company-owned stores

*	Reducing the number and amount of joint venture investments in area developer stores

*	Slowing the building of our infrastructure in both personnel and facilities

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

Recent Accounting Pronouncements

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, Krispy Kreme's fiscal year 2002. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of FAS 133 is not expected to have a material impact on Krispy Kreme's financial statements.
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

On March 9, 2000, a lawsuit was filed against the Company, a member of management, Golden Gate Doughnuts, LLC, a franchisee of the Company and other persons in Superior Court in the state of California. (Kevin L. Boylan and Bruce Newberg v. Golden Gate Doughnuts, LLC, Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., Scott Livengood, Brad Bruckman, and Does 1 through 20, Superior Court for the County of Los Angeles, California, case No. RC226214). The plaintiffs allege that the Company and other defendants breached an agreement regarding plantiffs' participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although the Company had been negotiating with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. Because the case has only recently been filed, it is difficult to predict its outcome. However, based on the information presently available to the Company and, preliminary review of the allegations and relevant facts, the Company believes the complaint has no merit, will not have a material adverse effect on its consolidated financial statements and the Company will consequently vigorously defend the lawsuit. Currently, the case is still in the discovery phase. No accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

From time to time, we are subject to other claims and suits arising in the course of our business, none of which we believe is likely to have a material effect on our financial condition or results of operations.

Item 4	Submission of to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on July 11, 2000 for the purpose of (i) electing five directors; (ii) approving the Company's 2000 Stock Incentive Plan; (iii) aproving the Company's Senior Executive Incentive Compensation Plan; (iv) approving the Company's Employee Stock Purchase Plan; and (v) ratifying the Company's appointment of the independent accountants for the current fiscal year. The table below shows the results of the shareholders' voting:

	Votes in Favor	Votes Withheld
Proposal 1: Election of Directors
Frank E. Guthrie	11,101,135	176,128
Mary Davis Holt	11,074,046	203,217
Robert L. McCoy	11,100,869	176,394
James H. Morgan	11,077,108	200,155
Togo D. West, Jr.	11,069,296	207,967

	Votes in Favor	Votes Against	Abstain
Proposal 2: 2000 Stock Incentive Plan	8,963,863	496,159	174,698

	Votes in Favor	Votes Against	Abstain
Proposal 3: Senior Executive Incentive Plan	9,291,229	133,067	210,424

	Votes in Favor	Votes Against	Abstain
Proposal 4: Employee Stock Purchase Plan	9,594,958	26,270	13,492

	Votes in Favor	Votes Against	Abstain
Proposal 5: Appointment of Accountants	11,249,525	15,385	12,353

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit Number	Description
	27.1	Financial Data Schedule (for SEC use only)

b)	Reports on Form 8-K - There were no Form 8-K filings.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRISPY KREME DOUGHNUTS, INC. (Registrant)
By: /s/ Scott A. Livengood__________________
Scott A Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

By: /s/ J. Paul Breitbach____________________
J. Paul Breitbach Executive Vice President, Finance, Administration and Support Operations (principal financial and accounting officer)