Form 10-Q
period 2000-10-29
KRISPY KREME DOUGHNUTS INC
filed 2000-12-13
CIK 1100270

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FROM THE TRANSITION PERIOD FROM         TO

                        Commission file number 000-30209

                          KRISPY KREME DOUGHNUTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     North Carolina                     56-2169715
--------------------------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

      370 Knollwood Street, Suite 500, Winston-Salem, North Carolina 27103
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (336) 725-2981
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at November 30, 2000
                                              --------------------------------
         Common stock at no par value                   12,957,720 shares

                          KRISPY KREME DOUGHNUTS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 29, 2000

                                      INDEX


      Part I. Financial Information                                         Page
                                                                            ----

         Item 1. Consolidated Financial Statements (Unaudited)

                 a)  Balance Sheets
                     As of January 30, 2000 and October 29, 2000             3

                 b)  Statements of Operations
                     For the Three Months and the Nine Months Ended
                     October 31, 1999 and October 29, 2000                   4

                 c)  Statement of Shareholders' Equity
                     For the Nine Months Ended October 29, 2000              5

                 d)  Statements of Cash Flows
                     For the Nine Months Ended October 31, 1999
                     and October 29, 2000                                    6

                 e)  Notes to the Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               24

Part II. Other Information

         Item 1.  Legal Proceedings                                         24

         Item 6.  Exhibits and Reports on Form 8-K                          25

         Signatures                                                         26


PART I.           FINANCIAL INFORMATION
Item I.           Financial Statements

                          Krispy Kreme Doughnuts, Inc.
                        Krispy Kreme Doughnut Corporation
                           Consolidated Balance Sheets
                    (in thousands, except par value amounts)
                                   (Unaudited)


                                                                 January 30,      October 29,
                                                                     2000            2000
                                                                 ------------     -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $   3,183       $   6,534
Short-term investments                                                    --          17,976
Accounts receivable, less allowance for doubtful accounts
   of $1,324 (01/30/00) and $1,695 (10/29/00)                         17,965          20,637
Accounts receivable, affiliates                                        1,608           2,090
Other receivables                                                        794           1,730
Inventories                                                            9,979          10,826
Prepaid expenses                                                       3,148           1,692
Income taxes refundable                                                  861              --
Deferred income taxes                                                  3,500           4,523
                                                                   ---------       ---------
   Total current assets                                               41,038          66,008
Property and equipment, net                                           60,584          71,170
Deferred income taxes                                                  1,398             171
Long-term investments                                                     --          18,537
Other assets                                                           1,938           8,579
                                                                   ---------       ---------
   Total assets                                                    $ 104,958       $ 164,465
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $  13,106       $  13,420
Accrued salaries and wages                                             3,256           3,562
Accrued restructuring expenses                                         1,115           1,065
Accrued income taxes                                                      --           2,747
Accrued expenses                                                       9,709          14,767
Revolving line of credit                                                  --           1,575
Current maturities of long-term debt                                   2,400              --
                                                                   ---------       ---------
   Total current liabilities                                          29,586          37,136
Compensation deferred                                                    990             974
Long-term debt, net of current portion                                20,502              --
Accrued restructuring expenses                                         4,259           3,492
Other long-term obligations                                            1,866           1,776
                                                                   ---------       ---------
   Total long-term liabilities                                        27,617           6,242

Minority interest                                                         --             852

SHAREHOLDERS' EQUITY:
Common stock, no par value, 100,000 shares authorized; issued
   and outstanding - 0 (01/30/00) and 12,938 (10/29/00)                   --          84,361
Common stock, $10 par value, 1,000 shares authorized; issued
   and outstanding - 467 (01/30/00) and 0 (10/29/00)                   4,670              --
Paid-in capital                                                       10,805              --
Unearned compensation                                                     --            (203)
Notes receivable, employees                                           (2,547)         (2,362)
Nonqualified employee benefit plan asset                                  --            (126)
Nonqualified employee benefit plan liability                              --             126
Accumulated other comprehensive income                                    --             137
Retained earnings                                                     34,827          38,302
                                                                   ---------       ---------
   Total shareholders' equity                                         47,755         120,235
                                                                   ---------       ---------
   Total liabilities and shareholders' equity                      $ 104,958       $ 164,465
                                                                   =========       =========




The accompanying condensed notes are an integral part of these consolidated financial statements.

                          Krispy Kreme Doughnuts, Inc.
                        Krispy Kreme Doughnut Corporation
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                             Three months ended          Nine months ended
                                         October 31,    October 29,   October 31,     October 29,
                                            1999           2000          1999            2000
                                         --------------------------------------------------------
Total revenues                           $ 56,849       $ 77,909       $ 161,533       $ 218,904

Operating expenses                         48,464         65,327         138,544         182,833

General and administrative expenses         3,837          5,059          10,909          14,060

Depreciation and amortization               1,237          1,811           3,497           4,986
                                         --------------------------------------------------------

Income from operations                      3,311          5,712           8,583          17,025

Interest income                               200            767             261           1,545

Interest expense                             (410)           (47)         (1,110)           (567)

Equity loss in joint ventures                  --            (64)             --            (664)

Minority interest                              --           (152)             --            (403)
                                         --------------------------------------------------------

Income before income taxes                  3,101          6,216           7,734          16,936

Provision for income taxes                  1,178          2,363           2,940           6,456
                                         --------------------------------------------------------

Net income                               $  1,923       $  3,853       $   4,794       $  10,480
                                         ========================================================

Basic earnings per share                 $   0.21       $   0.30       $    0.51       $    0.87
                                         ========================================================

Diluted earnings per share               $   0.20       $   0.27       $    0.51       $    0.79
                                         ========================================================




The accompanying condensed notes are an integral part of these consolidated financial statements.

                          Krispy Kreme Doughnuts, Inc.
                        Krispy Kreme Doughnut Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                                    Krispy Kreme                    Krispy Kreme
                                               Doughnut Corporation                Doughnuts, Inc.
                                              ------------------------           ------------------
                                                            Additional                                                Notes
                                     Common      Common      Paid-In      Common       Common        Unearned      Receivable
                                     Shares      Stock       Capital      Shares       Stock       Compensation     Employees
                                     ------      -----       -------      ------       -----       ------------     ---------

Balance at January 30, 2000            467      $ 4,670     $ 10,805          --     $     --         $    --      $  (2,547)

Proceeds from public offering                                              3,450       65,637

Conversion of Krispy Kreme
   Doughnut Corporation shares
   to Krispy Kreme
   Doughnuts, Inc. shares             (467)      (4,670)     (10,805)      9,340       15,475

Cash distribution to shareholders

Collection of notes receivable

                                                                                                                         185
Issuance of shares to employee
   stock ownership plan                                                      145        3,039

Issuance of restricted common
   shares                                                                      3          210            (210)

Amortization of restricted common
   shares                                                                                                   7

Comprehensive income:
   Net income for the nine
      months ended October 29, 2000

   Unrealized holding loss



Total comprehensive income

Contribution to the nonqualified
   employee benefit plan

Liability under the nonqualified
   employee benefit plan
                                  --------      -------     --------    --------     --------         -------      ---------

Balance at October 29, 2000             --      $    --     $     --      12,938     $ 84,361         $  (203)     $  (2,362)
                                  ========      =======     ========    ========     ========         =======      =========




                                              Nonqualified      Nonqualified                  Accumulated
                                                Employee          Employee                       Other
                                                Benefit           Benefit         Retained    Comprehensive
                                              Plan Assets     Plan Liability      Earnings      Income            Total
                                              -----------     --------------      --------      ------            -----
Balance at January 30, 2000                    $     --         $       --        $ 34,827     $     --         $ 47,755

Proceeds from public offering                                                                                     65,637

Conversion of Krispy Kreme
   Doughnut Corporation shares
   to Krispy Kreme
   Doughnuts, Inc. shares                                                                                             --

Cash distribution to shareholders                                                 $ (7,005)                       (7,005)

Collection of notes receivable

                                                                                                                     185
Issuance of shares to employee
   stock ownership plan                                                                                            3,039

Issuance of restricted common
   shares                                                                                                             --

Amortization of restricted common
   shares                                                                                                              7

Comprehensive income:
   Net income for the nine
      months ended October 29, 2000                                                 10,480                        10,480

   Unrealized holding loss                                                                          137              137
                                                                                  --------     --------        ----------
Total comprehensive income                                                          10,480          137           10,617

Contribution to the nonqualified
   employee benefit plan                           (126)                                                            (126)

Liability under the nonqualified
   employee benefit plan                                               126                                           126
                                               --------         ----------        --------     --------        ---------

Balance at October 29, 2000                    $   (126)        $      126        $ 38,302     $    137        $ 120,235
                                               ========         ==========        ========     ========        =========


                          Krispy Kreme Doughnuts, Inc.
                        Krispy Kreme Doughnut Corporation
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                         Nine months ended
                                                                    October 31,    October 29,
                                                                       1999           2000
                                                                   ---------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                           $ 4,794       $ 10,480
Items not requiring (providing) cash:
   Depreciation and amortization                                       3,497          4,986
   Loss on sale of property and equipment                                 --              3
   Deferred income taxes                                              (1,553)           204
   Equity loss in joint ventures                                          --            664
   Minority interest                                                      --            403
   Compensation expense                                                   --              7
Change in assets and liabilities:
   Receivables                                                        (5,760)        (4,090)
   Inventories                                                          (358)          (847)
   Prepaid expenses                                                      212          1,456
   Income taxes, net                                                   1,057          3,608
   Accounts payable                                                    2,225            314
   Accrued restructuring expenses                                       (306)          (817)
   Accrued expenses                                                    4,121          5,364
   Deferred compensation and other long-term obligations                 (61)          (105)
                                                                     -----------------------
     Net cash provided by operating activities                         7,868         21,630
                                                                     -----------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (7,812)       (16,625)
Proceeds from disposal of property and equipment                          --          1,251
Purchase of investments, net                                              --        (36,376)
Increase in other assets                                                (334)        (7,507)
                                                                     -----------------------
     Net cash used for investing activities                           (8,146)       (59,257)
                                                                     -----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net                                         --         65,637
Minority interest                                                         --            449
Repayment of long-term debt                                               --         (3,600)
Net borrowings from revolving line of credit                           1,875        (17,727)
Capital distribution to shareholders                                      --         (7,005)
Issuance of stock to Krispy Kreme Profit-Sharing Ownership Plan           --          3,039
(Issuance) collection of notes receivable                               (448)           185
Cash dividends paid                                                   (1,518)            --
                                                                     -----------------------
     Net cash (used for) provided by financing activities                (91)        40,978
                                                                     -----------------------
Net increase (decrease) in cash and cash equivalents                    (369)         3,351
Cash and cash equivalents at beginning of period                       4,313          3,183
                                                                     =======================
Cash and cash equivalents at end of period                           $ 3,944       $  6,534
                                                                     =======================

Supplemental schedule of non-cash investing and financing
activities:
   Issuance of stock to Krispy Kreme Profit-Sharing
   Ownership Plan                                                    $    --       $  3,039
   Issuance of restricted common shares                              $    --       $    210





The accompanying condensed notes are an integral part of these consolidated financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

All consolidated financial statements prior to the merger are those of KKDC and all consolidated financial statements after the merger are those of the Company. For purposes of computing earnings per share, the number of common shares prior to the merger have been restated to reflect the 20 shares of the Company's common stock issued for each share of KKDC's common stock.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results.

EQUITY AND CONSOLIDATION METHODS OF ACCOUNTING
Investments in 20- to 49- percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Investments in 50 percent or greater owned affiliates are accounted for by the consolidation method of accounting whereby the portion not owned by the Company is shown as minority interest in consolidated subsidiary companies.

INVESTMENTS
Investments consist of marketable securities consist of United States Treasury notes, mortgage-backed government securities, and corporate debt securities and are included in short term and long term investments in the accompanying balance sheet. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of October 29, 2000, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Investments consist of:


(IN THOUSANDS)                                    GROSS           GROSS
                                   AMORTIZED    UNREALIZED      UNREALIZED     FAIR
                                     COST      HOLDING GAINS  HOLDING LOSSES   VALUE
                                   --------------------------------------------------
OCTOBER 29, 2000
Certificates of Deposit            $ 5,000        $ --           $ --         $ 5,000
US Government Notes                  7,999          26            (22)          8,003
Federal Government Agencies         16,902         166            (50)         17,018
Equity Securities                    6,475          20             (3)          6,492
                                   --------------------------------------------------
Total                              $36,376        $212           $(75)        $36,513
                                   ==================================================


Maturities of investments were as follows at October 29, 2000:


(IN THOUSANDS)                                       AMORTIZED           FAIR
                                                       COST              VALUE
                                                    ---------------------------
Due within one year                                  $14,948           $17,976
Due after one year through 5 years                    21,428            18,537
                                                     -------------------------
Total                                                $36,376           $36,513
                                                     =========================


NOTE 3:  INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consist of the following:


(IN THOUSANDS)              DISTRIBUTION   EQUIPMENT      MIX        COMPANY
                               CENTER      DEPARTMENT   DEPARTMENT    STORES        TOTAL
                            ---------------------------------------------------------------
JANUARY 30, 2000
Raw materials                 $   --        $2,821        $444        $1,335        $ 4,600
Work in progress                  --            57          --            --             57
Finished goods                   321         1,298          39            --          1,658
Purchased merchandise          3,129            --          --           498          3,627
Manufacturing supplies            --            --          37            --             37
                              -------------------------------------------------------------
   Totals                     $3,450        $4,176        $520        $1,833        $ 9,979
                              =============================================================

OCTOBER 29, 2000
Raw materials                 $   --        $1,452        $425        $1,468        $ 3,345
Work in progress                  --           133          --            --            133
Finished goods                 1,037         1,162          23            --          2,222
Purchased merchandise          4,369            --          --           734          5,103
Manufacturing supplies            --            --          23            --             23
                              -------------------------------------------------------------
   Totals                     $5,406        $2,747        $471        $2,202        $10,826
                              =============================================================


NOTE 4: PROPERTY AND EQUIPMENT
Property and equipment consist of the following:


(IN THOUSANDS)                         JANUARY 30,    OCTOBER 29,
                                         2000            2000
                                       -------------------------
Land                                   $ 11,144        $ 11,144
Buildings                                24,606          26,033
Machinery and equipment                  47,701          59,225
Leasehold improvements                    9,627          10,254
Construction in progress                    165           1,251
                                       ------------------------
                                         93,243         107,907
Less:  accumulated depreciation          32,659          36,737
                                       ------------------------
   Property and equipment, net         $ 60,584        $ 71,170
                                       ========================


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

The following table shows the computation of the number of shares outstanding (in thousands):


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                     OCTOBER 31,  OCTOBER 29,  OCTOBER 31,  OCTOBER 29,
                                        1999         2000         1999         2000
                                    --------------------------------------------------
Basic shares outstanding              9,340        12,936        9,340        12,078
Effect of dilutive securities:
   Stock options                        117         1,205          117         1,141
                                      ----------------------------------------------
Diluted shares outstanding            9,457        14,141        9,457        13,219
                                      ==============================================


The stock options in the amount of 37,500 shares for the three months ended October 29, 2000 and 162,500 shares for the nine months ended October 29, 2000 have been excluded from the diluted shares calculation as these shares would be antidilutive.

NOTE 6:  BUSINESS SEGMENT INFORMATION


(IN THOUSANDS)                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        OCTOBER 31,       OCTOBER 29,         OCTOBER 31,        OCTOBER 29,
                                                           1999              2000                1999               2000
                                                       --------------------------------------------------------------------
REVENUES:
Company store operations                                 $ 41,495           $ 54,103           $ 121,104         $ 156,543
Franchise operations                                        1,489              2,406               3,798             6,704
KKM&D                                                      39,176             53,452             104,094           145,930
Intercompany sales eliminations                           (25,311)           (32,052)            (67,463)          (90,273)
                                                         ------------------------------------------------------------------
   Total revenues                                        $ 56,849           $ 77,909           $ 161,533         $ 218,904
                                                         ==================================================================

OPERATING INCOME:
Company store operations                                 $  4,938           $  6,467           $  14,391         $  19,801
Franchise operations                                          291              1,413                 803             3,864
KKM&D                                                       2,220              3,231               5,177             8,293
Unallocated general and administrative expenses            (4,138)            (5,399)            (11,788)          (14,933)
                                                         ------------------------------------------------------------------
   Total operating income                                $  3,311           $  5,712           $   8,583         $  17,025
                                                         ==================================================================

DEPRECIATION AND AMORTIZATION EXPENSES:
Company store operations                                 $    857           $  1,370           $   2,390         $   3,839
Franchise operations                                           18                 18                  54                54
KKM&D                                                          62                 83                 174               220
Corporate administration                                      300                340                 879               873
                                                         ------------------------------------------------------------------
   Total depreciation and amortization expenses          $  1,237           $  1,811           $   3,497         $   4,986
                                                         ==================================================================

NOTE 7:  JOINT VENTURES
On March 22, 2000, the Company entered into a joint venture to develop the Northern California market. The Company invested $2,060,000 for a 59% interest. The financial statements of this joint venture are consolidated in the results of the Company and the 41% interest not owned by the Company is recorded as minority interest in consolidated subsidiary companies on the Consolidated Balance Sheet.

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

From time to time, the Company enters into joint ventures with partners to develop and operate Krispy Kreme stores. The Company's ownership percentage of the joint venture determines whether or not the joint venture results are consolidated with the Company. See "Equity and Consolidation Methods of Accounting" under Note 2 Summary of Significant Accounting Policies.

NOTE 8:  LEGAL CONTINGENCIES

On March 9, 2000, a lawsuit was filed against the Company, a member of management, and Golden Gate Doughnuts, LLC, a franchisee of the Company, in the Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. The California Superior court has stayed the lawsuit and ordered the parties to arbitration. That decision has been appealed by the plaintiffs, which appeal has not yet been considered by the California Court of Appeals. The Company believes that the allegations are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on its consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

NOTE 9:  RESTRUCTURING


(IN THOUSANDS)                              LEASE        ACCRUED         TOTAL
                                         LIABILITIES     EXPENSES        ACCRUAL
                                         ---------------------------------------
Balance at January 30, 2000               $ 4,782         $ 592         $ 5,374
Reductions                                   (744)          (73)           (817)
                                          --------------------------------------
Balance at October 29, 2000               $ 4,038         $ 519         $ 4,557
                                          ======================================


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

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 2,400 dozen to over 6,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

      - ON-PREMISES SALES. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

      - OFF-PREMISES SALES. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers' shelves. "Branded" refers to products sold bearing the Krispy Kreme brand name and is the primary way we are expanding our off-premises sales. "Unbranded" products are sold unpackaged from the retailer's display case. "Private label" products carry the retailer's brand name or some other non-Krispy Kreme brand and is a minor portion of our business.

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution (KKM&D, formerly Support Operations) business unit produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates two distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

      - Maintain the consistency and quality of the products throughout the system

      - Utilize volume buying power which helps lower the cost of supplies to each of our stores

      -     Enhance our profitability

We expect doughnut industry sales to continue growing. We believe growth in the fragmented doughnut market will be aided by a variety of factors, including a shift from food consumed at home to food consumed away from home, increased snack food consumption and increased doughnut sales through in-store bakeries.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also have entered and intend to enter into additional joint ventures with some of our franchisees. As of October 29, 2000, there were a total of 164 Krispy Kreme stores nationwide consisting of 60 company-owned (including four stores in a joint venture in which we own a majority interest) and 104 franchised stores. In the fourth quarter of fiscal 2001, we anticipate opening approximately 9 additional new stores under existing agreements, most of which are expected to be franchise stores. We anticipate opening approximately 36 new stores in fiscal 2002.

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

      - OVERVIEW. Outlines information on total systemwide sales and systemwide comparable store sales. - Systemwide sales includes the sales of both our company-owned and franchised stores and excludes the sales of our KKM&D business segment. Our consolidated financial statements appearing elsewhere in this filing include sales of our company-owned stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; and these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

      - SEGMENT RESULTS. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have three reportable segments. A description of each of the segments follows.

            - COMPANY STORE OPERATIONS. Represents the results of our company-owned stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

            - FRANCHISE OPERATIONS. Represents the results of our franchise program. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties of 4.5% of all sales, contribute 1.0% of all sales to our national advertising fund and pay franchise fees ranging from $20,000 to $40,000 per store. Expenses for this business segment include costs incurred to recruit new franchisees and to monitor and aid in the performance of these stores and direct general and administrative expenses.

            - KKM&D. Represents the results of our KKM&D business unit. This business unit buys ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment that all of our stores are required to purchase. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

OTHER. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, equity in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.


                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           --------------------------------        --------------------------------
                                                            OCTOBER 31,         OCTOBER 29,          OCTOBER 31,        OCTOBER 29,
                                                               1999                2000                 1999               2000
                                                           -------------------------------         ---------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues .................................                100.0%              100.0%              100.0%              100.0%
Operating expenses .............................                 85.3                83.9                85.8                83.5
General and administrative expenses ............                  6.7                 6.5                 6.7                 6.4
Depreciation and amortization expenses .........                  2.2                 2.3                 2.2                 2.3
                                                           -------------------------------        --------------------------------
Income from operations .........................                  5.8                 7.3                 5.3                 7.8
Interest income ................................                  0.4                 1.0                 0.2                 0.7
Interest expense ...............................                 (0.7)               (0.1)               (0.7)               (0.3)
Other expenses .................................                   --                (0.1)                 --                (0.3)
Minority interest in consolidated joint
  ventures ....................................                    --                (0.2)                 --                (0.2)
                                                           -------------------------------        --------------------------------
Income before income taxes .....................                  5.5                 7.9                 4.8                 7.7
Provision for income taxes .....................                  2.1                 3.0                 1.8                 2.9
                                                           ===============================        ================================
   Net income ..................................                  3.4%                4.9%                3.0%                4.8%
                                                           ===============================        ================================

(IN THOUSANDS)
OPERATING DATA:
Systemwide sales ...............................        $      81,737        $    112,263          $  231,954          $  323,316
Increase in comparable store sales:
   Company-owned ...............................                                     23.6%                                   23.7%
   Systemwide ..................................                                     15.5%                                   17.9%


The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses.


                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    OCTOBER 31,   OCTOBER 29,    OCTOBER 31,    OCTOBER 29,
                                                       1999          2000           1999           2000
                                                   --------------------------    --------------------------
REVENUES BY BUSINESS SEGMENT:
Company store operations ....................         73.0%          69.4%         75.0%           71.5%
Franchise operations ........................          2.6            3.1           2.3             3.1
KKM&D .......................................         24.4           27.5          22.7            25.4
                                                     ---------------------       -----------------------
   Total revenues ...........................        100.0%         100.0%        100.0%          100.0%
                                                    ======================       =======================

OPERATING EXPENSES BY BUSINESS SEGMENT:
Company store operations ....................         86.0%          85.5%         86.1%           84.9%
Franchise operations ........................         79.2%          40.5%         77.4%           41.6%
KKM&D .......................................         83.5%          84.5%         85.4%           84.7%
Total business segment operating expenses ...         85.3%          83.9%         85.8%           83.5%



THREE MONTHS ENDED OCTOBER 29, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1999

Overview

Systemwide sales for the quarter increased 37.3% to $112.3 million compared to $81.7 million in the third quarter of the prior year. The increase was comprised of an increase of 30.4% in company store sales which increased to $54.1 million and an increase of 44.5% in franchise store sales which increased to $58.2 million. During the quarter, the Company opened seven new franchise stores, two stores in Northern California and one commissary in Northern California, bringing the total number of stores to 164 at the end of the quarter. Of those, 60 are company-owned (including four stores in which we own a majority interest) and 104 franchised stores. We believe increased brand awareness and increased off-premises sales contributed significantly to the 15.5% increase in our systemwide comparable store sales.

Total company revenues increased 37.0% to $77.9 million in the third quarter of fiscal 2001 compared with $56.8 million in the third quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 30.4% to $54.1 million, Franchise Operations revenue increases of 61.6% to $2.4 million and KKM&D revenue, excluding intercompany sales, increases of 54.3% to $21.4 million. Net income for the quarter was $3.8 million versus $1.9 million a year ago, representing an increase of 100%. Diluted earnings per share were $.27, an increase of 35% over the third quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $54.1 million in the third quarter of fiscal 2001 from $41.5 million in the third quarter of fiscal 2000, an increase of 30.4%. Comparable store sales increased by 23.6%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $4.3 million and total off-premises sales increased approximately $8.3 million. On-premises sales grew principally as a result of more customer visits, an increase in brand awareness and our national store expansion. Additionally, a 6% retail price increase was implemented during the first quarter of fiscal 2001. Company store on-premises sales were also positively impacted by the sales of the three stores in the Northern California market, two of which opened in the third quarter. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results. Our company stores benefited from efforts, such as the route management computer assisted ordering system, to increase the average sales per off-premises outlet. We also significantly expanded our product offering with one grocery store chain in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $46.3 million in the third quarter of fiscal 2001 from $35.7 million in the same quarter of fiscal 2000, an increase of 29.6%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 85.5% in third quarter of fiscal 2001 compared with 86.0% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases and improved profitability of our off-premises sales that benefited from the implementation of a new route management system, a computer-assisted ordering system that is designed to optimize the sale of packaged doughnuts in each outlet by minimizing stockouts. These margin improvements were partially offset by the impact of stores closed for remodeling and rebuilding and increased casualty insurance costs. During the period when some of the stores were closed for remodeling or rebuilding, we lost the higher margin on-premises sales, which in turn impacted our margins. The primary driver of increased casualty costs in the quarter was a matter surrounding our former insurance company. During the quarter, we became concerned about the financial stability of our former casualty insurance carrier and its ability to meet its obligations with respect to the two year period ended July 30, 1999 in which it provided coverage for the Company. As a result, we recorded a charge in the third quarter to cover liabilities related to these two years of coverage, which we believe our former carrier may not be able to cover.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for stores that perform poorly, and for older stores that need to be closed and relocated. No provisions were made during the third quarter of fiscal 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $2.4 million in the third quarter of fiscal 2001 from $1.5 million in the third quarter of the prior year, an increase of 61.6%. The growth in revenue was primarily due to the opening of new franchise stores in the third quarter of fiscal 2001, as well as the opening of franchise stores in the first half of fiscal 2001 and the impact of franchise stores opened in fiscal 2000 being open for the full third quarter of fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses decreased slightly to $1.0 million in the third quarter of fiscal 2001 from $1.2 million in the same quarter of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 40.5% in the third quarter of the current year compared with 79.2% in the third quarter of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As these personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs. Additionally, the amount of support that we provide for each Area Developer group's store openings decline with each successive opening. As some of our individual

Area Developer groups are now operating multiple stores, our costs associated with their new openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $21.4 million in the third quarter of fiscal 2001 from $13.9 million in the same quarter of fiscal 2000, an increase of 54.3%. The primary reason for the increase in revenues was the opening of new franchise stores in the third quarter of fiscal 2001; the opening of new franchise stores in the first half of fiscal 2001; the full-quarter impact of stores opened in fiscal 2000; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $18.1 million in third quarter of fiscal 2001 from $11.6 million in third quarter of fiscal 2000, an increase of 56.1%. KKM&D operating expenses as a percentage of KKM&D revenues were 84.5% in third quarter of the current year compared with 83.5% in third quarter of the prior year. The increase in KKM&D operating expenses as a percentage of revenues was due to the high level of equipment sales, which carry a relatively higher margin, in the third quarter of fiscal 2000 in relation to total KKM&D sales.

Other

General And Administrative Expenses. General and administrative expenses increased to $5.0 million in the third quarter of fiscal 2001 from $3.8 million in the third quarter of fiscal 2000, an increase of 31.8%. General and administrative expenses as a percentage of total revenues for the third quarter were 6.5% in fiscal 2001 compared with 6.7% in fiscal 2000. The strong sales growth in the quarter reduced these expenses as a percentage of revenues. The dollar growth in general and administrative expenses is due to increased personnel and related benefits and travel costs needed to support our national expansion.

Depreciation And Amortization Expenses. Depreciation and amortization expenses increased to $1.8 million in the third quarter of fiscal 2001 from $1.2 million in the third quarter of the prior year, an increase of 46.4%. Depreciation and amortization expenses as a percentage of total revenues for the third quarter were 2.3% in fiscal 2001 compared with 2.2% in fiscal 2000. Depreciation and amortization expenses increased due to capital asset additions.

Interest Income. Interest income increased in the third quarter of fiscal 2001 as a result of the investment of proceeds from our initial public offering. Proceeds from the public offering were received in mid-April 2000. Approximately, $36.5 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the third quarter resulting in interest income of $767,000 for the quarter. There were no investments of this nature during the third quarter of fiscal 2000.

Interest Expense. Interest expense decreased significantly in third quarter of fiscal 2001 over the same quarter of the prior year. This decrease is a direct result of paying off substantially all our debt in mid-April after the completion of our initial public offering.

Equity loss in joint ventures. These expenses consist of the Company's share of operating results associated with the Company's investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores.

Minority interest in consolidated joint ventures. This expense represents the elimination of the minority interests in a consolidated joint venture to develop and operate Krispy Kreme stores.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $2.4 million in the third quarter of fiscal 2001 representing a 38.0% effective rate compared to $1.2 million, or 38.0%, in the third quarter of the prior year.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

NINE MONTHS ENDED OCTOBER 29, 2000 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1999

Overview

Systemwide sales for the nine months increased 39.4% to $323.3 million compared to $232.0 million in the same period of the prior year. The increase was driven by an increase of 29.3% in company store sales which increased to $156.5 million and an increase of 50.5% in franchise store sales which increased to $166.8 million. During the first nine months, the Company opened 20 franchise stores, three stores in Northern California, one commissary in Northern California and one commissary in Nashville, Tennessee. Three company stores and two franchise stores were closed, bringing the total number of stores to 164 at the end of the nine months. We believe increased brand awareness and increased off-premises sales contributed significantly to the 17.9% increase in our systemwide comparable store sales.

Total company revenues increased 35.5% to $218.9 million in the first nine months of fiscal 2001 compared with $161.5 million in the first nine months of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 29.3% to $156.5 million, Franchise Operations revenue increases of 76.5% to $6.7 million and KKM&D revenue, excluding intercompany sales, increases of 51.9% to $55.7 million. Net income for the first nine months was $10.5 million versus $4.8 million a year ago, representing an increase of 118.6%. Diluted earnings per share were $.79, an increase of 54.9% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $156.5 million in the first nine months of fiscal 2001 from $121.1 million in the first nine months of fiscal 2000, an increase of 29.3%. Comparable store sales increased by 23.7%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $13.3 million and total off-premises sales increased approximately $22.1 million. On-premises sales grew principally as a result of more customer visits, an increase in brand awareness and our national store expansion. Additionally, a 6% retail price increase was implemented during the first quarter of fiscal 2001. In addition, Company store on-premises sales were positively impacted by the sales of the three stores in the Northern California market, two of which opened in the third quarter. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results. Our company stores continued to benefit from both an increase in the number of outlets we serve via our off-premises sales programs and from efforts such as the route management computer assisted ordering system to increase sales per off-premises outlet. The revenue increase in off-premises sales is due to the addition of both convenience store and grocery store outlets.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $132.9 million in the first nine months of fiscal 2001 from $104.3 million in the same period of fiscal 2000, an increase of 27.4%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 84.9% in first nine months of fiscal 2001 compared with 86.1% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies resulting from increased sales levels at our stores. The margin on off-premises sales benefited from the implementation of a new route management system during the second quarter of fiscal 2001. These margin improvements were partially offset by the impact of the stores closed for remodeling and rebuilding and increased casualty insurance costs. During the period when some of stores were closed for remodeling or rebuilding, we lost the higher margin on-premises sales, which in turn impacted our margins. The primary driver of increased casualty costs in the period was a matter surrounding our former insurance company. During the third quarter, we became concerned about the financial stability of our former casualty insurance carrier and its ability to meet its obligations with respect to the two year period ended July 30, 1999 in which it provided coverage for the company. As a result, we recorded a charge in the third quarter to cover liabilities related to these two years of coverage, which we believe our former carrier may not be able to cover.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for stores that perform poorly, and for older stores that need to be closed and relocated. No provisions were made during the first nine months of fiscal 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $6.7 million in the first nine months of fiscal 2001 from $3.8 million in the first nine months of the prior year, an increase of 76.5%. The growth in revenue was primarily due to the opening of franchise stores in the first nine months of fiscal 2001 and the impact of those franchise stores opened in fiscal 2000 being open for the entire first nine months of fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses decreased slightly to $2.8 million in the first nine months of fiscal 2001 from $2.9 million in the same period of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 41.6% in the first nine months of the current year compared with 77.4% in the same period of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As our personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs. Additionally, the amount of support that we provide for each Area Developer group's store openings decline with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their new openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $55.7 million in the first nine months of fiscal 2001 from $36.6 million in the same period of fiscal 2000, an increase of 51.9%. The primary reason for the increase in revenues was the opening of new franchise stores, the full-period impact of stores opened in fiscal 2000, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $47.1 million in the first nine months of fiscal 2001 from $31.3 million in same period of fiscal 2000, an increase of 50.7%. KKM&D operating expenses as a percentage of KKM&D revenues were 84.7% in the first nine months of the current year compared with 85.4% in the first nine months of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to the increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Higher transportation costs due primarily to fuel cost increases, as well as the startup costs associated with the California distribution center, offset the decrease in operating expenses as a percentage of revenue.

Other

General And Administrative Expenses. General and administrative expenses increased to $14.1 million in the first nine months of fiscal 2001 from $10.9 million in the first nine months of fiscal 2000, an increase of 28.9%. General and administrative expenses as a percentage of total revenues for the nine months were 6.4% in fiscal 2001 compared with 6.7% in fiscal 2000. The decrease was primarily due to the revenue growth during the period. The dollar growth in general and administrative expense is due to increased personnel and related benefit and travel costs needed to support our national expansion.

Depreciation And Amortization Expenses. Depreciation and amortization expenses increased to $5.0 million in the first nine months of fiscal 2001 from $3.5 million in the same period of the prior year, an increase of 42.6%. Depreciation and amortization expenses as a percentage of total revenues for the first nine months were 2.3% in fiscal 2001 compared with 2.2% in fiscal 2000. Depreciation and amortization expenses increased due to capital asset additions.

Interest Income. Interest income increased in the first nine months of fiscal 2001 as a result of the investment of proceeds from our initial public offering. Proceeds from the public offering were received in mid-April 2000. Approximately, $36.5 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the period resulting in interest income of $1.5 million for the first nine months. There were no investments of this nature during the same period of fiscal 2000.

Interest Expense. Interest expense of $567,000 in the first nine months of fiscal 2001 decreased 49.0% from $1.1 million in the same period of fiscal 2000. This decrease is a direct result of paying off substantially all of our debt in mid-April 2000 after the completion of our initial public offering.

Equity loss in joint ventures. These expenses consist of the Company's share of operating results associated with the Company's investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores.

Minority interest in consolidated joint ventures. These expenses represent the elimination of the minority interests in a consolidated joint venture to develop and operate Krispy Kreme stores.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $6.5 million in the first nine months of fiscal 2001 representing a 38.1% effective rate compared to $2.9 million, or 38.0%, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

We funded our capital requirements for the first nine months of fiscal 2001 primarily through cash flow generated from operations, as well as proceeds from the stock offering.

Net cash flow from operations was $21.6 million in the first nine months of fiscal 2001 and $7.9 million in the first nine months of fiscal 2000. Operating cash flow has benefited from an improvement in our net income. Operating cash flow has been negatively impacted by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Offsetting the additional investments in accounts receivable and inventories are increases in accrued income taxes and accrued expenses due to the timing of payments associated with each of these items.

Net cash used for investing activities was $59.3 million in the first nine months of fiscal 2001 and $8.1 million in the first nine months of the prior year. Investing activities primarily consist of approximately $36.0 million of investment purchasing using proceeds from the initial public offering and cash flow generated from operations, as well as capital expenditures for property, plant and equipment. These capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing stores and equipment and development of new stores. Net cash for investing activities was also used for investments in joint ventures. Our investing activities in the first nine months of fiscal 2000 primarily related to capital expenditures for existing stores.

Net cash provided by financing activities was $41.0 million in the first nine months of fiscal 2001 and net cash used for financing activities was $91,000 in first nine months of fiscal 2000. Financing activities in the first nine months of fiscal 2001 consisted primarily of the completion of our initial public stock offering; repayment of borrowings; a capital distribution to our existing shareholders; and issuance of stock to the company's stock ownership plan. Our financing activities in first nine months of fiscal 2000 consisted primarily of borrowings under our line of credit and payment of cash dividends declared in fiscal 1999.

In the next five years, we will use cash primarily for the following activities:

         - Remodeling and relocation of selected older company-owned stores

         - Expansion of our equipment manufacturing and operations training facilities

         - Additional mix production and distribution capacity to support expansion

         -        Joint venture investments in area developer stores

         -        General corporate purposes, including working capital needs

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2001, we have primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering completed in April 2000, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. If additional capital is needed, we may raise such capital through public or private equity or debt financing. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

         - Slowing our plans to remodel and relocate older company-owned stores

         - Reducing the number and amount of joint venture investments in area developer stores

         - Slowing the building of our infrastructure in both personnel and facilities

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, Krispy Kreme's fiscal year 2002. FAS 133, as amended by FAS 138, requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Due to our limited use of derivatives, the adoption of FAS 133 is not expected to have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  On March 9, 2000, a lawsuit was filed against the Company, a member of management, Golden Gate Doughnuts, LLC, a franchisee of the Company and other persons in Superior Court in the state of California. (Kevin L. Boylan and Bruce Newberg v. Golden Gate Doughnuts, LLC, Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., Scott Livengood, Brad Bruckman, and Does 1 through 20, Superior Court for the County of Los Angeles, California, case No. RC226214). The plaintiffs allege that the Company and other defendants breached an agreement regarding plaintiffs' participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although the Company had been negotiating with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, the Sacramento Superior Court granted the Company's motion to compel arbitration and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs appealed that ruling, and the Court of Appeals has not yet ruled on the plaintiffs' appeal. Based on the information presently available to the Company, the Company believes the complaint has no merit and will not have a material adverse effect on its consolidated financial statements. Consequently, the Company will vigorously defend the lawsuit or arbitration, as the case may be. No accrual for loss (if any) has been provided in the accompanying consolidated financial statements. The lawsuit against Mr. Livengood was dismissed by the California Superior court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, but their right to do so has not expired.

                  From time to time, we are subject to other claims and suits arising in the course of our business, none of which we believe is likely to have a material effect on our financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                Exhibit
                 Number    Description
                 ------    -----------

                  27.1     Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KRISPY KREME DOUGHNUTS INC.
                                             (Registrant)

Date: December 13, 2000             By: /s/ Scott A. Livengood
                                        ----------------------------------------
                                        Scott A. Livengood
                                        Chairman of the Board, President,
                                        and Chief Executive Officer
                                        (principal executive officer)


Date: December 13, 2000             By: /s/ J. Paul Breitbach
                                        ----------------------------------------
                                        J. Paul Breitbach
                                        Chief Financial Officer and President
                                        of the Manufacturing and Distribution
                                        Division
                                        (principal financial and accounting
                                        officer)