Form 10-K
period 2001-01-28
KRISPY KREME DOUGHNUTS INC
filed 2001-04-27
CIK 1100270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JANUARY 28, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 000-30209

                          KRISPY KREME DOUGHNUTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NORTH CAROLINA                                  56-2169715
---------------------------------------------              ----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                             Identification No.)


370 KNOLLWOOD STREET, WINSTON-SALEM, NORTH CAROLINA                   27103
---------------------------------------------------                 -----------
      (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code:
                                 (336) 725-2981

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                         -------------------------------
                                (Title of class)

                         PREFERRED SHARE PURCHASE RIGHTS
                         -------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant, as of April 10, 2001:
$713,159,552

         Number of shares of Common Stock, no par value, outstanding as of April 10, 2001: 26,697,794.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 28, 2001 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the registrant's Annual Meeting to be held on May 18, 2001 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

                                                               PART I

ITEM 1.       Business............................................................................................2
ITEM 2.       Properties.........................................................................................16
ITEM 3.       Legal Proceedings..................................................................................16
ITEM 4.       Submission of Matters to a Vote of Security Holders................................................17

                                                              PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................17
ITEM 6.       Selected Financial Data............................................................................18
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation...............18
ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk..........................................18
ITEM 8.       Financial Statements and Supplementary Data........................................................18
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............18

                                                              PART III

ITEM 10.      Directors and Executive Officers of the Registrant.................................................18
ITEM 11.      Executive Compensation.............................................................................18
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.....................................19
ITEM 13.      Certain Relationships and Related Transactions.....................................................19

                                                              PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................19

SIGNATURES.......................................................................................................27


                                     PART I

         REFERENCES CONTAINED HEREIN TO FISCAL 1997, FISCAL 1998, FISCAL 1999, FISCAL 2000 AND FISCAL 2001 MEAN THE FISCAL YEARS ENDED FEBRUARY 2, 1997, FEBRUARY 1, 1998, JANUARY 31, 1999, JANUARY 30, 2000 AND JANUARY 28, 2001, RESPECTIVELY. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, "KRISPY KREME", THE "COMPANY", "WE" OR "US" REFERS TO KRISPY KREME DOUGHNUTS, INC. AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K") CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. BUSINESS," AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," WHICH IS INCORPORATED BY REFERENCE INTO THIS FORM 10-K FROM THE COMPANY'S FISCAL 2001 ANNUAL REPORT TO SHAREHOLDERS. ALL REFERENCES TO SHARE AMOUNTS AND PER SHARE AMOUNTS IN THIS FORM 10-K, UNLESS OTHERWISE NOTED, HAVE BEEN ADJUSTED TO REFLECT A TWO-FOR-ONE STOCK SPLIT PAID ON MARCH 19, 2001 IN THE FORM OF A DIVIDEND TO SHAREHOLDERS OF RECORD AS OF MARCH 5, 2001.

ITEM 1. BUSINESS.

OVERVIEW

         Krispy Kreme is a leading branded specialty retailer of premium quality doughnuts. We have established Krispy Kreme as a leading consumer brand with a loyal customer base through our longstanding commitment to quality and consistency. The combination of our well-established brand, our one-of-a-kind doughnuts, a unique retail experience featuring our stores' fully displayed production process, or doughnutmaking theater, our vertical integration and our strong franchise system creates significant opportunities for continued growth.

         In the mid-1990s, we began repositioning Krispy Kreme from a wholesale bakery business model to a specialty retail concept. Initiatives supporting the repositioning included increasing the size of our doughnuts, redesigning our stores to enhance the total customer experience and adding channels of distribution where our products are displayed in a manner consistent with our on-premises presentation. As a result of the success of these initiatives, we began expanding nationwide primarily through franchising with experienced, well-capitalized area developers.

         We believe that Krispy Kreme has significant opportunities for continued growth. Our sales growth has been driven by new store openings, as well as systemwide comparable store sales growth of 9.7% in fiscal 1999, 14.1% in fiscal 2000 and 17.1% in fiscal 2001.

         We believe our success is based on the strengths described below.

COMPETITIVE STRENGTHS

         THE UNIVERSAL APPEAL OF OUR PRODUCT. Our market research indicates that Krispy Kreme's breadth of appeal extends across major demographic groups, including age and income. In addition to their taste, quality and simplicity, our doughnuts are an affordable indulgence. This has contributed to many of our customers' purchasing doughnuts by the dozen for their offices, clubs and families. Demand for our doughnuts occurs throughout the day, with approximately half of our on-premises sales occurring in the morning and half in the afternoon and evening.

         A PROVEN CONCEPT. Krispy Kreme is a focused yet versatile concept. Each of our distinctive Krispy Kreme stores is a doughnutmaking theater with the capacity, depending on equipment size, to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Our stores serve as our primary retail outlets. They are also designed to create a multi-sensory experience around our unique product and production process, which is important to our brand-building efforts. In addition to these on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales.

These sales channels improve the visibility of our brand, increase the convenience of purchase and capture sales from a wide variety of settings and occasions. Additionally, the ability to generate sales outside of our stores, utilizing the stores' existing production capacity, minimizes the risk of an underperforming on-premises sales location.

         STRONG GROWTH POTENTIAL. With only 174 stores as of January 28, 2001, we believe that we are in the infancy of our growth. Our highest priority expansion plans focus on markets with over 100,000 households. These markets are most attractive because of their dense population characteristics, which enable us to achieve economies of scale in local operations infrastructure and brand-building efforts. We also believe our universal product appeal, combined with our strategy that utilizes multiple sales channels, will facilitate our expansion into smaller markets.

         THE INGREDIENTS FOR MARKET LEADERSHIP. The doughnut industry, with sales of approximately $4.7 billion in 1999, is highly fragmented and characterized by low-volume outlets with undifferentiated product quality. We believe that we have the ability to become the recognized leader in every market we enter through our unique combination of:

         o  A strong brand

         o  A highly differentiated product

         o  High-volume production capacity

         o  A market penetration strategy using multiple sales channels

         A PROVEN FRANCHISE SYSTEM. Krispy Kreme is committed to growth through franchising. Our franchisees consist of associates who operate under our original franchising program developed in the 1940s and area developers who operate under our franchising program developed in the mid-1990s. See "-- Store Ownership." We intend to continue to strengthen our franchise system by attracting and retaining experienced and well-capitalized area developers who have the management capacity to develop multiple stores. Our development strategy permits us to grow in a controlled manner and enables us to ensure that each area developer strictly adheres to our high standards of quality and service. We prefer that area developers have ownership and successful operating experience in multi-unit food operations within the territory they propose for development. To ensure a consistent high quality product, we require each franchisee to purchase our proprietary mixes and doughnutmaking equipment. We devote significant resources to providing our franchisees with assistance in site selection, store design, employee training and marketing. Many of our franchisees are also our shareholders. Additionally, we intend to continue to acquire equity positions in selected franchisee businesses. We believe that common ownership of equity will serve to further strengthen our relationships and align our mutual interests.

         DIRECT STORE DELIVERY CAPABILITIES. Krispy Kreme has developed a highly effective direct store delivery system, or DSD, for executing off-premises sales. We deliver fresh doughnuts, both packaged and unpackaged, to a variety of retail customers, such as supermarkets, convenience stores and other food service and institutional accounts. Through our company and franchised store operations, our route drivers are capable of taking customer orders and delivering products directly to our customers' retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with some large DSD customers. We believe these competencies, coupled with our premium products, will provide us with significant sales opportunities by allowing us to assume the role of category manager for doughnut products in both the in-store bakery and food service distribution channels.

         A CONTROLLED PROCESS ENSURING CONSISTENT HIGH QUALITY. Krispy Kreme has a vertically integrated, highly automated system designed to create quality, consistency and efficiency. Our doughnutmaking process starts well before the store-level operations with:

         o Our owned and operated manufacturing plant, which produces our proprietary mixes

         o Our state-of-the-art laboratory that tests all key ingredients and each batch of mix produced

         o Our self-manufactured, custom stainless steel doughnutmaking equipment

         Additionally, at the store level, we provide a 13-week manager training program covering the critical skills required to operate a Krispy Kreme store and a comprehensive training program for all positions in the store. The manager training program includes classroom instruction, computer-based modules and in-store training. The comprehensive training program for store personnel includes procedures for producing and finishing our doughnuts.

         A BALANCED FINANCIAL MODEL. Krispy Kreme generates sales and income from three distinct sources: company stores, franchise fees and royalties and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution (KKM&D, formerly Support Operations). In addition to lowering the cost of goods sold for our stores, KKM&D generates attractive margins on sales of our mixes and equipment. Our franchising approach to growth minimizes our capital requirements and provides a highly attractive royalty stream. We believe this financial model provides increased stability to our revenues and earnings and improves our return on investment. Our Company Store Operations, Franchise Operations and KKM&D comprise three reportable segments under generally accepted accounting principles. You can review financial data for these segments in Note 14 to our audited consolidated financial statements.

BUSINESS MODEL

         Krispy Kreme is a vertically integrated company structured to support and profit from the high volume production and sale of high quality doughnut products. "High volume with high quality" has always been the foundation of our business strategy. Our business is driven by two complementary business units:
Store Operations, both company and franchise, and KKM&D. Independently, each is designed to ensure quality and to benefit from economies of scale. Collectively, both function as an integrated, cost-efficient system.

         STORE OPERATIONS. Our principal source of revenue is the sale of doughnuts produced and distributed by Store Operations. As part of our unique business model, our stores are both retail outlets and highly automated, high volume producers of our doughnut products and can sell their products through our multiple sales channels.

         o ON-PREMISES SALES. Each of our stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original Glazed and nine other prescribed varieties. We also sell our special blend Krispy Kreme coffee, other beverages, other bakery items and collectible memorabilia such as tee shirts, sweatshirts and hats. Fundraising sales, described in "-- Marketing," are another component of on-premises sales. In order to establish our brand identity with the total store experience and because of the higher margins associated with on-premises sales, we typically focus our initial sales efforts in new markets on this channel.

         o OFF-PREMISES SALES. We accomplish off-premises sales through our direct store delivery system which is designed to:

            -  Generate incremental sales

            -  Increase market penetration and brand awareness

            -  Increase customer convenience

            -  Optimize our stores' production capacity

            -  Improve our stores' return on investment

         As of January 28, 2001 approximately 123 of our stores sold to major grocery store chains, including Kroger (which accounted for 10.2% of our total revenues in fiscal 2000 and 9.4% in fiscal 2001), Food Lion, Giant Food and Acme Markets, and to local and national convenience stores, as well as to select co-branding customers.

         KKM&D. The mission of KKM&D is to create competitive advantages for our stores while operating as a profitable business enterprise. We have developed important operating competencies and capabilities, which we use to support our stores, including:

         o  Strong product knowledge and technical skills

         o  Control of all critical production and distribution processes

         o  Collective buying power

         The basic raw materials used in our products are flour, sugar, shortening and packaging materials. We obtain most of these materials under long-term purchase agreements and in the commodity spot markets. Although we own the recipe to our glaze flavoring -- a key ingredient in many of our doughnuts -- we are currently dependent on a sole source for our supply. However, we are in the process of establishing an alternative source.

         We implement the mission of KKM&D through three strategic business units:

         o MIX MANUFACTURING. We produce all of our proprietary doughnut mixes at our manufacturing facility in Winston-Salem, North Carolina. We control production of this critical input in order to ensure that our products meet quality expectations and to maximize our profit potential. Manufacturing and selling our own mixes allows us to capture the profit that normally would accrue to an outside supplier and is more cost effective than purchasing from third party vendors. Our mixes are produced according to our high quality standards, which include:

            - Requiring each carefully selected supplier to meet or exceed industry standards

            -  Receiving truckloads of our main ingredients daily

            -  Testing each incoming key ingredient

            -  Testing each batch of mix

               In March 2001, we announced our intention to build an additional mix and distribution facility in Effingham, Illinois.

         o EQUIPMENT MANUFACTURING. We manufacture proprietary doughnutmaking equipment, which our franchisees are required to purchase. Our carefully engineered equipment, when combined with our proprietary mixes, produces doughnuts with uniform consistency and high quality. Manufacturing our equipment results in several advantages including:

            - FLEXIBILITY. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting unusual store configurations.

            - COST-EFFECTIVENESS. We believe our costs are lower than if we purchased our equipment from third parties.

            - EFFICIENCY. We continually refine our equipment design to ensure maximum automation in order to manage labor costs and/or improve consistency.

         o DISTRIBUTION CENTERS. We also operate two distribution centers (Winston-Salem, NC and greater Los Angeles, CA), which are capable of supplying our stores with all of their key supplies, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Stores must use our doughnut mixes and special blend coffee exclusively. In addition, all store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business through 2002. We believe that our ability to distribute supplies to our operators produces several advantages including:

            - ECONOMIES OF SCALE. We are able to purchase at volume discount prices, which we believe are lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is controlled on a systemwide basis rather than at the store level.

            - CONVENIENCE. Our distribution centers offer our operators the convenience of one-stop shopping. We are able to supply our operators with all of the key items they need to operate their stores, which enables them to focus their energies on running their stores, rather than managing supplier relationships.

               In March 2001, we announced our intention to build an additional mix and distribution facility in Effingham, Illinois.

KRISPY KREME BRAND ELEMENTS

         Krispy Kreme is a blend of several important brand elements which has created a special bond with many of our customers. The key elements are:

         o ONE-OF-A-KIND TASTE. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made from a secret recipe that has been in our company since 1937. We use only premium ingredients, which are blended by our custom equipment, to create this unique and very special product.

         o DOUGHNUTMAKING THEATERS. Each of our stores showcases our doughnutmaking process. Our goal is to provide our customers with a unique entertainment experience and, in addition, visibly reinforce our commitment to quality and freshness.

         o HOT DOUGHNUTS NOW. The Hot Doughnuts Now sign, when illuminated, is a signal that our Hot Original Glazed are being made. The Hot Doughnuts Now sign is a strong impulse purchase generator and an integral contributor to our brand's mystique. Our Hot Original Glazed are made for several hours every morning and evening, and at other special times during the day.

         o DESTINATION LOCATIONS. Our full-service stores incorporate doughnutmaking theaters, which are designed to produce a multi-sensory customer experience and establish a strong brand identity. Our research indicates that many of our stores have the geographic drawing power comparable to a regional shopping mall and that our customers, on average, drive 14 miles from their homes to our stores.

         o AFFORDABLE INDULGENCES. Our doughnuts are reasonably priced to ensure that they are affordable for the widest audience possible.

         o COMMUNITY RELATIONSHIPS. We are a national company, yet we are committed to strong local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have warm memories of selling Krispy Kremes to raise money for their schools, clubs and community organizations.

INDUSTRY OVERVIEW

         The doughnut industry is highly fragmented and, according to industry sources, had sales of approximately $4.7 billion in 1999. We expect doughnut sales to grow due to a variety of factors, including the growth in two-income households and corresponding shift towards foods consumed away from home and increased snack food consumption. We view the fragmented competition in the doughnut industry as an opportunity for our continued growth. We also believe that the premium quality of our products and the strength of our brand will help enhance the growth and expansion of the overall doughnut market.

GROWTH STRATEGY

         Krispy Kreme is a proven concept with an established heritage. The strength of our brand and our attractive unit economics position us very well for growth. We plan to increase our revenues and profits by expanding our store base, improving on-premises sales at existing stores, and increasing off-premises sales.

         EXPAND OUR STORE BASE. We view our stores as platforms from which we pursue on-premises as well as off-premises sales opportunities. In fiscal 2002, we anticipate opening approximately 36 new stores under existing agreements, the majority of which are expected to be franchise stores. Our franchisees, including the area developer in Northern California in which we have a majority ownership interest, are contractually obligated to open over 250 new stores in the period fiscal 2002 through fiscal 2006. The addition of new stores will be accomplished primarily through franchising with area developers following a prescribed development plan for their respective territories. An initial development plan has been created to optimally penetrate territories with over 100,000 households. The plan assumes stores will be built in high density, prime-retailing locations in order to maximize customer traffic and on-premises sales volumes. We believe a territory-based development strategy creates substantial benefits to both Krispy Kreme and our area developers. These benefits include:

            -  Real estate procurement and development

            -  Scale to cost-justify a strong local support infrastructure

            -  Brand building and advertising

            -  Ability to make marketwide commitments to chain store customers

         With respect to new store growth, we believe that secondary markets in the United States with less than 100,000 households also offer additional sales and profit growth opportunities. Although we operate successfully in some secondary markets today, we believe that our primary expansion territories are sufficient to achieve our intermediate growth objectives.

         In contemplation of our future international expansion, on December 28, 2000 we announced the hiring of Donald Henshall as President of Krispy Kreme International effective February 2001. Mr. Henshall is developing our global strategy as well as the capabilities and infrastructure necessary to support our expansion outside the United States.

         IMPROVE EXISTING STORES' ON-PREMISES SALES. Our area developers have demonstrated that a store employing our updated design located in a densely populated area is capable of generating and sustaining high volume on-premises sales. Many of our stores built prior to 1997 were designed primarily as wholesale bakeries and their formats and site attributes differ considerably from newer stores. In order to improve the on-premises sales of some of these stores, we plan to remodel selected company stores and, in some limited instances, close or relocate certain stores to more dynamic locations within their territories. Finally, we consistently evaluate improvements or additions to our product line in order to increase same store sales levels and balance seasonality of sales.

         INCREASE OFF-PREMISES SALES. In new markets, we typically focus our initial efforts on on-premises sales and then use the store platform to capitalize on off-premises opportunities. We intend to secure additional grocery and convenience store customers, as well as increase sales to our existing customer base by offering premium quality products, category management and superior customer service. In addition, we believe the food service and institutional channel of sales offers Krispy Kreme significant opportunity to extend our brand into colleges and universities, business and industry complexes and sports and entertainment venues. In new markets where capacity utilization remains high from servicing on-premises sales, we may develop commissary production facilities to service off-premises sales. We believe that once high brand awareness has been established in a market, a commissary has the potential to improve market penetration and profitability.

UNIT ECONOMICS

         We believe that Krispy Kreme unit economics represent an attractive investment opportunity for our area developers and as such are a significant factor contributing to the growth and success of the Krispy Kreme concept.

         We estimate that the investment for a new store, excluding land and pre-opening costs, is $550,000 for a building of approximately 4,000 square feet and $500,000 for equipment, furniture and fixtures.

         The following table provides certain financial information relating to company and franchised stores. Average weekly sales per store are calculated by dividing store revenues by the actual number of sales weeks included in each period. Company stores' operating cash flow is store revenues less all direct store expenses other than depreciation expenses.


                                                                          YEAR ENDED
                                                         ---------------------------------------------
                                                         JANUARY 31,     JANUARY 30,      JANUARY 28,
                                                            1999             2000            2001
                                                         -----------     -----------      ------------
                                                                    (DOLLARS IN THOUSANDS)

Average weekly sales per store:
     Company.....................................            $47              $54             $69
     Franchised..................................             28               38              43
Company stores' operating cash flow as a percentage
     of store revenues...........................           20.3%            23.2%            26.1%


         Average weekly sales for company stores are higher than for franchised stores due to lower average weekly sales volumes of older associate stores that are included in the franchised stores' calculations. However, franchised stores' average weekly sales have been increasing as higher-volume area developer stores become a larger proportion of the franchised store base. Additionally, new area developer stores' sales are principally on-premises sales, which have higher operating margins than off-premises sales. Company and associate stores generate a significant percentage of revenues from lower-margin off-premises sales.

STORE DEVELOPMENT AND OPERATIONS

         SITE SELECTION. Our objective is to create highly visible destination locations. Our comprehensive site selection process focuses on:

         o  High volume traffic

         o  High household density

         o  Proximity to both daytime employment and residential centers

         o  Proximity to other retail traffic generators

         We work closely with our franchisees to assist them in selecting sites. A site selection team visits each site and the surrounding area before approving a store location. We believe that this process ensures that each new store will comply with our standards.

         STORE OPERATIONS. Our new stores are approximately 4,000 square feet. They are equipped with automated doughnutmaking equipment capable of making approximately 200 dozen doughnuts per hour. This capacity can support sales in excess of $100,000 per week. We outline uniform specifications and designs for each Krispy Kreme store and require compliance with our standards regarding the operation of the store, including, but not limited to:

         o  Varieties of products
         o  Product specifications
         o  Sales channels
         o  Packaging
         o  Sanitation and cleaning
         o  Signage
         o  Furniture and fixtures
         o  Image and use of logos and trademarks
         o  Training
         o  Marketing and advertising

         We also require the use of a computer and cash register system with specified capabilities to ensure the collection of sales information necessary for effective store management. All of our franchisees provide us with weekly sales reports and periodic financial statements.

         We routinely assist our franchisees with issues such as:

         o  Operating procedures
         o  Advertising and marketing programs
         o  Administrative, bookkeeping and accounting procedures
         o  Public relations
         o  Generation of sales and operating data

         We also provide an opening team, which consists of up to nine people, to provide on-site training and assistance during the first two weeks of operation for each initial store opened by a new franchisee. The number of opening team members providing this assistance is reduced with each subsequent store opening for an existing franchisee.

         Our stores which engage in off-premises sales typically operate on a 24-hour schedule. Other stores generally operate from 5:30 a.m. to 1:00 a.m., seven days a week, excluding some major holidays. Traditionally, our sales have been slower during the Christmas holiday season and the summer months.

         QUALITY STANDARDS AND CUSTOMER SERVICE. We encourage all of our employees to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a company store manager's and an assistant store manager's incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our high quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits and "mystery shoppers." In addition, our Customer Experience Department handles customer comments and also conducts routine satisfaction surveys of our off-premises customers.

         MANAGEMENT AND STAFFING. It is important that our corporate staff and store managers work as a team. Our Senior Vice President, Company Store and Associate Operations, and Senior Vice President, Area Developer Operations, report to our Chief Executive Officer. Together, they are responsible for corporate interaction with our store operations division and store management. Through our divisional directors, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staffs using: store audits; weekly communications by telephone or e-mail; and scheduled and surprise store visits.

         We offer a comprehensive 13-week training program, conducted both at our headquarters and at designated stores, which provides store managers the critical skills required to operate a Krispy Kreme store. The program includes classroom instruction, computer-based training modules and in-store training.

         Our staffing varies depending on a store's size, volume of business, and number of sales channels. Stores with sales through all sales channels have approximately 35 employees handling on-premises sales, processing, production, bookkeeping and sanitation and between 2-15 delivery personnel. Area developers frequently hire employees from leasing agencies and employ staff based on store volume and size. Hourly employees, along with delivery personnel, are trained by local store management through hands-on experience and training manuals.

         We believe that our success is a natural result of the growth and development of our people. We are developing a career model for both management and non-exempt employees, which will focus on personal development and career growth. The program will link an individual's economic, career and personal goals with our corporate and store-level goals.

STORE OWNERSHIP

         We divide our stores into three categories of ownership: company stores, associate stores and area developer stores. We refer to associates and area developers as franchisees, collectively.

         COMPANY STORES. Krispy Kreme owned 63 stores as of January 28, 2001. Most of these stores were developed between 1937 and 1996 and:

         o  Were designed as wholesale bakeries

         o  Generate a majority of their sales volume through off-premises sales

         o  Are located in the Southeast

         o  Are larger than new Krispy Kreme stores

         Company stores as of January 28, 2001 included five stores in Northern California operated by an area developer joint venture in which Krispy Kreme has a majority ownership interest. The terms of our arrangements with area developers described below also are applicable to our agreement with this joint venture.

         ASSOCIATES. We had 27 associates who operated 52 stores as of January 28, 2001. Associate stores have attributes which are similar to those of company stores. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. With two exceptions, associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees or sell products bearing the Krispy Kreme brand name within an associate's territory during the term of the license agreement.

         Associates are typically parties to 15-year licensing agreements, which generally permit them to operate stores using the Krispy Kreme system within a specific territory. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales for which there are no royalties. They are not currently required to contribute to the public relations and advertising fund. Our associates who were shareholders prior to our initial public offering in April 2000 have franchise agreements which were extended automatically for a period of 20 years following that offering and thereafter are renewed automatically for five-year periods, unless previously terminated by either party. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.

         AREA DEVELOPERS. In the mid-1990s, we began to strategically expand nationally to new territories through area developers. Under this structure, we license territories, usually defined by metropolitan statistical areas, to area developers who are capable of developing a prescribed number of stores within a specified time period. Area developer stores typically are designed and developed in locations favorable to achieving high volume on-premises sales, although they are also equipped to generate off-premises sales.

         As of January 28, 2001, we had 20 area developers operating 59 stores with contractual commitments to open over 225 stores in their territories during their initial development schedule. We currently have a minority interest in several area developer territories, including two new area developer joint ventures we announced on December 28, 2000, one for the development of 32 stores in Eastern Canada and one for the development of 16 stores in Massachusetts, Rhode Island and Connecticut between fiscal 2003 and fiscal 2008. We will participate in the Eastern Canada joint venture as a 34% equity partner. We will participate in the New England joint venture as a 49% equity partner and may consolidate this joint venture's performance into our financial results. We believe equity investments in our area developer territories more closely align our interests with our area developers and also create greater financial opportunity for the company.

         Preferred area developer candidates are multi-unit food operators with a high level of knowledge about the local territory or territories they will develop. They must have a proven financial capability to fully develop their territories. Our strategy is to grow primarily through area developers. Our area developer program includes a royalty and fee structure that is more attractive to Krispy Kreme than that of our associate program, as well as territory development requirements.

         Each of our area developers is required to enter into two types of agreements: a development agreement which establishes the number of stores to be developed in an area and a franchise agreement for each store opened. Area developers typically pay franchise fees ranging from $20,000 to $40,000 for each store which they develop.

         Our current standard franchise agreement provides for a 15-year term. The agreement is renewable subject to our discretion and can be terminated for a number of reasons, including the failure of the franchisee to make timely payments within applicable grace periods, subject to state law. Area developers pay a 4.5% royalty fee on all sales and are required to contribute 1.0% of all sales to a company-administered public relations and advertising fund.

         In addition to a franchise agreement, all area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements have a five-year term. If area developers fail to develop their stores on schedule, we have the right to terminate the agreement and develop company stores or develop stores through new area developers or joint ventures.

         Generally, we have a policy of not providing loans to our franchisees. We do, however, make equity investments in some of our franchisees as described above. In the past, we had a program permitting franchisees to lease proprietary Krispy Kreme equipment from our primary bank, and we guaranteed the leases. One franchisee took advantage of this program. We no longer offer this financing arrangement.

MARKETING

         Krispy Kreme's approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers, and our values. We believe we have a responsibility to our customers to engage in marketing activities that are consistent with, and further reinforce, their confidence and strong feelings about Krispy Kreme. Accordingly, we have established certain guiding brand principles, which include:

         o We will not attempt to define the Krispy Kreme experience for our customer

         o We prefer to have our customers tell their Krispy Kreme stories and share their experiences with others

         o We will focus on enhancing customer experiences through product-focused, value-added activities

         o We will develop local, community-based relationships in all Krispy Kreme markets

         To build our brand and drive our comparable store sales in a manner aligned with our brand principles, we have focused our marketing activities in the following areas:

         STORE EXPERIENCE. Our stores are where customers first experience a Hot Original Glazed. Customers know that when our Hot Doughnuts Now sign in the store window is illuminated, they can see our doughnuts being made and enjoy a Hot Original Glazed within seconds after it passes through the glaze waterfall. We believe this begins a lifetime relationship with our customers and forms the foundation of the Krispy Kreme experience.

         RELATIONSHIP MARKETING. Most of our brand-building activities are grassroots-based and focus on developing relationships with various constituencies, including consumers, schools, communities and businesses. Specific initiatives include:

         o Product donations to local radio and television stations, schools, government agencies and other community organizations

         o  Good neighbor product deliveries to create trial uses

         o  Sponsorship of local events and nonprofit organizations

         o A "Good Grades Program," which recognizes scholastic achievement with certificates and free doughnuts

         o Our "Krispy Kreme Ambassador Program," which enlists our fans as ambassadors in new markets to generate awareness and excitement around a new store opening

         FUNDRAISING SALES. Fundraising sales are high volume sales to local charitable organizations at discounted prices. Charities in turn resell our products at prices which approximate retail. We believe that providing a fundraising program to local community organizations and schools helps demonstrate our commitment to the local community, enhances brand awareness, increases consumer loyalty and attracts more customers into our stores.

         PRODUCT PLACEMENT. Since fiscal 1997, as we began growing nationally, there has been a significant increase in our product placements and references to our products on television programs and in selected films, including NBC

TODAY SHOW, ROSIE O'DONNELL, THE TONIGHT SHOW WITH JAY LENO, ALLY MCBEAL, NYPD BLUE, THE PRACTICE and PRIMARY COLORS. We have been mentioned in more than 50 movies and television shows during the year ended January 28, 2001 and more than 80 television shows during the prior two years. We have also been featured or mentioned in over 2,500 print publications during 2001 and 1,000 print publications during 1998 and 1999, including THE WALL STREET JOURNAL, THE NEW YORK TIMES, the WASHINGTON POST, the LOS ANGELES TIMES, FORBES and FAST COMPANY. We believe the increasing number of placements and references are a reflection of the growing interest in our product and brand.

         ADVERTISING. Relationship marketing and product placement have been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we intend to develop and test media advertising in a manner consistent with our brand principles.

MANAGEMENT INFORMATION SYSTEMS

         Krispy Kreme has a management information system that allows for the rapid communication of extensive information among our corporate office, support operations, company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our Intranet and have access to e-mail and the ability to provide financial reporting. Our management information systems strategy centers around our "Krispy Kreme Information Exchange," which leverages intranet, extranet and internet environments. We have adopted a balanced scorecard approach for measuring key performance drivers in each of our business units. Scorecard data are generated internally through our management information system.

         An enterprise resource planning system supports all major financial and operating functions within the corporation including financial reporting, inventory control and human resources. A comprehensive data warehouse system supports the financial and operating needs of our Store Operations and KKM&D.

         All company stores have been retrofitted with a Windows NT-based point of sale, or POS, system. This POS system provides each store with the ability to more closely manage on-premises and off-premises sales while providing a kiosk into our Intranet. We poll the sales information from each store's POS system, which gives us the ability to analyze data regularly. Daily two-way electronic communication with our stores permits sales transactions to be uploaded and price changes to be downloaded to in-store POS servers.

         Direct store delivery sales operations have access to an internally-developed route accounting system networked into the corporate Intranet. Information from these systems is polled weekly and aggregated into the corporate manufacturing data warehouse.

         The majority of our information technology hardware, including POS systems, is leased.

COMPETITION

         Our competitors include retailers of doughnuts and snacks sold through supermarkets, convenience stores, restaurants and retail stores. We compete against Dunkin' Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against regionally and locally owned doughnut shops. We compete on elements such as food quality, concept, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for shelf space in grocery stores and convenience stores.

         We believe that our controlled process, which ensures the high volume production of premium quality doughnuts, makes us strong competitors in both food quality and value. Through our comprehensive site selection process and uniform store specifications and designs, we identify premier locations that are highly visible and increase customer convenience.

         We believe that in the in-store bakery market, many operators are looking for cost-effective alternatives to making doughnuts on-site. With a quality product and recognized brand name, Krispy Kreme has been able to provide a turnkey program that is profitable for the grocer. In addition, we also believe that we compete effectively in convenience stores. There is an industry trend moving towards expanded fresh product offerings during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. Krispy Kreme provides fresh daily delivery, merchandised in an attractive branded display which retailers must use to participate in the program. Through effective signage and merchandising, operators are able to draw customers into the store, thus gaining add-on sales. As category management increases in this segment, growth should come from increased market penetration and enhanced display opportunities for our products.

         In the packaged doughnut market, we offer a full product line of doughnuts and snacks that are sold on a consignment basis and are typically merchandised on a free-standing branded display. We compete primarily with other well known producers of baked goods, such as Hostess and Dolly Madison, and some regional brands.

TRADEMARKS

         Our doughnut shops are operated under the Krispy Kreme name, and we use over 45 federally registered trademarks, including "Krispy Kreme" and "Hot Doughnuts Now" and the logos associated with these marks. We have also registered some of our trademarks in approximately 18 other countries. We license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and grocery stores in connection with the sale of some of our products at those locations.

         Although we are not aware of anyone else who is using "Krispy Kreme" or "Hot Doughnuts Now" as a trademark or service mark, we are aware that some businesses are using "Krispy" or a phonetic equivalent, such as "Crispie Creme," as part of a trademark or service mark associated with retail doughnut stores. There may be similar uses we are unaware of which could arise from prior users. We aggressively pursue persons who unlawfully and without our consent use our trademarks.

GOVERNMENT REGULATION

         LOCAL REGULATION. Our stores are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the states or municipalities in which our doughnut shops are located. Developing new doughnut stores in particular areas could be delayed by problems in obtaining the required licenses and approvals or by more stringent requirements of local government bodies with respect to zoning, land use and environmental factors. Our standard development and franchise agreements require our area developers and associates to comply with all applicable federal, state and local laws and regulations, and indemnify us for costs we may incur attributable to their failure to comply.

         FOOD PRODUCT REGULATION. Our doughnut mixes are produced at our manufacturing facility in Winston-Salem, North Carolina. The North Carolina Department of Agriculture has regulatory power over food products shipped from this facility, as well as from Krispy Kreme's commissary in Charlotte, North Carolina. Similar state regulations may apply to products shipped from our doughnut shops to grocery or convenience stores. Many of our grocery and convenience store customers require us to guarantee our products' compliance with applicable food regulations.

         As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state and federal regulation for accuracy and content. Most states will periodically check the product for compliance. The use of various product ingredients and packaging materials is regulated by the U.S. Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be found.

         FRANCHISE REGULATION. We must comply with regulations adopted by the Federal Trade Commission, or the FTC, and with several state laws that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising, or the FTC Rule, and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule and applicable state laws and regulations.

         We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor's ability to: terminate or not renew a franchise without good cause; prohibit interference with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

         Bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none has been enacted.

         EMPLOYMENT REGULATIONS. We are subject to state and federal labor laws that govern our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our on-premises and delivery personnel are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. Furthermore, the work conditions at our facilities are regulated by the Occupational Safety and Health Administration and subject to periodic inspections.

         OTHER REGULATIONS. We have several contracts to serve United States military bases, which require compliance with certain applicable regulations. The stores which serve these military bases are subject to health and cleanliness inspections by military authorities. These accounts are not material to our overall business. We are also subject to federal and state environmental regulations, but we currently believe that these will not have a material effect on our operations.

EMPLOYEES

         As of January 28, 2001 we had 3,200 employees. Of these, 228 were employed in our administrative offices and 130 were employed in our manufacturing and distribution centers. In our company stores and commissaries, we had 2,842 employees. Of these, 2,645 were full-time, including 220 managers and administrators. These numbers do not include persons employed by our Northern California joint venture.

         None of our employees is a party to a collective bargaining agreement, although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

OUR CORPORATE REORGANIZATION

         Krispy Kreme Doughnuts, Inc. was incorporated in North Carolina in 1999 to be the holding company for our predecessor, Krispy Kreme Doughnut Corporation, which was incorporated in 1982, and its other subsidiaries. This was effected through a corporate reorganization in the form of a merger in which each outstanding share of common stock of Krispy Kreme Doughnut Corporation was converted into the right to receive 40 shares of common stock of Krispy Kreme Doughnuts, Inc. and $7.50 in cash. This merger occurred concurrently with our initial public offering on April 5, 2000.

         As a result of the merger, Krispy Kreme Doughnut Corporation became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc., and all the shareholders of Krispy Kreme Doughnut Corporation became shareholders of Krispy Kreme Doughnuts, Inc. We believe that the holding company structure provides greater organizational flexibility and broadens the alternatives available for future financings. The holding company structure also creates a framework for future growth, promotes new business opportunities and facilitates the formation of joint ventures or other business combinations with third parties.

ITEM 2. PROPERTIES.

         STORES. As of January 28, 2001, there were 174 Krispy Kreme stores operating in 28 states, 63 of which were company stores, 59 of which were owned by area developers and 52 of which were owned by associates.

         o All of our stores, except for our commissary manufacturing facilities, have on-premises sales, and 123 stores also engage in off-premises sales.

         o Of the 58 stores we operated ourselves as of January 28, 2001, we owned the land and buildings for 39 stores. We leased both the building and the land for 17 stores and leased only the land for 2 stores.

         SATELLITE STORES. Our franchisees operated 13 satellite locations as of January 28, 2001. A satellite location is a retail doughnut store that does not produce doughnuts on site. Satellite locations are supplied with doughnuts from another local Krispy Kreme store that has production capability.

         KKM&D FACILITIES. We own a 137,000 square foot manufacturing plant and distribution center in Winston-Salem and lease a 29,000 square foot distribution center near Los Angeles. We also own a manufacturing facility in Charlotte, North Carolina, which produces doughnuts and other bakery items, such as honey buns, fruit pies, dunkin sticks and miniature doughnuts for off-premises sales. In February 2001, we acquired a 100,000 square foot facility in Winston-Salem, which we intend to use primarily as our equipment manufacturing facility and also as our training facility. In March 2001, we announced our intention to build a mix and distribution facility in Effingham, Illinois.

         OTHER PROPERTIES. Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 35,000 square feet of this facility under a lease that expires on January 31, 2010, with one five-year renewal option. We have leased an additional 17,000 square feet in this facility under three leases which expire between August 31, 2003 and January 31, 2005.

ITEM 3. LEGAL PROCEEDINGS.

         On March 9, 2000, we, our Chairman, President and Chief Executive Officer and other persons were named as defendants in a lawsuit (KEVIN L. BOYLAN AND BRUCE NEWBERG V. GOLDEN GATE DOUGHNUTS, LLC, KRISPY KREME DOUGHNUTS CORPORATION, KRISPY KREME DOUGHNUTS, INC., SCOTT LIVENGOOD, BRAD BRUCKMAN, AND DOES 1 THROUGH 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that we and other defendants breached an agreement regarding plaintiffs' participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although we had been in discussions with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court's discussion within the time permitted by law. Plaintiffs may now initiate arbitration proceedings in North Carolina. Regardless of how plaintiffs may proceed, we believe the complaint has no merit and will vigorously defend the lawsuit either in the California courts or before an arbitrator, as the case may be. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment and their time for doing so has expired.

         From time to time, we are subject to other claims and suits arising in the course of our business, none of which we believe is likely to have a material adverse effect on our financial condition or results of operations.

         We maintain customary insurance policies against claims and suits which arise in the course of our business, including insurance policies for workers' compensation and personal injury, some of which provide for relatively large deductible amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Our common stock began trading on the Nasdaq National Market under the symbol KREM on April 5, 2000. Prior to that time, there was no trading market for our common stock. The following table sets forth for the periods indicated the high and low closing sales price of our common stock on the Nasdaq National Market. Our common stock has been approved for listing, and will begin trading, on The New York Stock Exchange effective May 17, 2001 under the symbol "KK."

FISCAL YEAR ENDED JANUARY 28, 2001:                     HIGH           LOW
                                                        ----           ---
First Quarter (beginning April 5)..................  $  23.00       $  18.50
Second Quarter.....................................     39.75          20.25
Third Quarter......................................     49.91          29.53
Fourth Quarter.....................................     52.50          31.78


DIVIDEND POLICY

         We intend to retain our earnings to finance the expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination regarding cash dividend payments will be made by our board of directors and will depend upon the following factors:

         o  Earnings                  o  Capital requirements

         o  Financial condition       o  Restrictions in financing agreements

         o  Other factors deemed relevant by the board of directors

         Dividend payments are restricted by our loan agreement to 50% of our net income for the immediately preceding fiscal year.

         We routinely declared cash dividends on our common stock prior to our initial public offering in April 2000. In addition, on April 5, 2000, we distributed $7,005,000, or $0.375 per share, to our then existing shareholders as part of our corporate reorganization which took effect immediately prior to our initial public offering.

         The following table shows total and per share cash dividends we have declared on the shares of our common stock during the periods indicated:


                                                                          YEAR ENDED
                                                 JANUARY 31, 1999       JANUARY 30, 2000      JANUARY 28, 2001
                                                 ----------------       ----------------      ----------------

Total cash dividends declared...........             $1,517,787             $   --                 $7,005,000
Per share...............................             $0.08                  $   --                 $0.375


ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this item is incorporated herein by reference to the section entitled "Selected Financial Data" in the Company's fiscal 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosure about Market Risks" in the Company's fiscal 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company's fiscal 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Refer to the information in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 16, 2001 for the Annual Meeting of Shareholders to be held on May 18, 2001 (the "Proxy Statement"), under the captions "Election of Directors" and "Executive Officers," which information is incorporated herein by reference.

         For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Refer to the information under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation" of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Refer to the information under the caption "Voting Securities and Principal Shareholders" of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Refer to the information under the caption "Related Party Transactions" of the Proxy Statement, which information is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND SCHEDULES

         1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Krispy Kreme Doughnuts, Inc. and the Report of Independent Accountants are incorporated by reference to the corresponding sections of the in the Company's fiscal 2001 Annual Report to Shareholders filed as an exhibit to this Form 10-K.

         DESCRIPTION

         Report of Independent Accountants

         Consolidated Balance Sheets as of January 30, 2000 and January 28, 2001

         Consolidated Statements of Operations for Years Ended January 31, 1999,
            January 30, 2000 and January 28, 2001

         Consolidated Statements of Shareholder's Equity for the Years Ended
            January 31, 1999, January 30, 2000 and January 28, 2001

         Consolidated Statements of Cash Flows for the Years Ended January 31,
            1999, January 30, 2000 and January 28, 2001

         Notes to Consolidated Financial Statements



         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is included in this Part IV of this Form 10-K.

         SCHEDULE                                                       PAGE
         --------                                                       ----

         Schedule II - Consolidated Valuation and Qualifying             25
          Accounts and Reserves

         Report of Independent Accountants                               26

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b)  REPORTS ON FORM 8-K

         None

(c)  EXHIBITS


EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBITS
------                                              -----------------------

2.1           --     Agreement and Plan of Merger among the Company, Krispy Kreme Doughnut Corporation and KKDC
                     Reorganization Corporation dated December 2, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-92909),
                     filed with the Commission on December 16, 1999)
3.1           --     Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
                     Registrant's Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999 and Exhibit 4.2 to the Registrant's Registration
                     Statement on Form S-8 (Commission File No. 333-47326) filed with the Commission on
                     October 4, 2000)
3.2           --     Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant's
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on December 16, 1999)
4.1           --     Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the
                     Registrant's Amendment No. 4 to Registration Statement on Form S-1 (Commission File No.
                     333-92909), filed with the Commission on April 3, 2000)
4.2           --     Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent,
                     dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant's
                     Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
10.1          --     Amended and Restated Loan Agreement, dated December 21, 1998, between Krispy Kreme Doughnut
                     Corporation and the subsidiaries thereof and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
                     (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.2          --     Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the
                     Registrant's Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.3          --     Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on December 16, 1999)
10.4          --     Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on December 16, 1999)
10.5          --     Letter Agreement, dated April 12, 1994, between Krispy Kreme Doughnut Corporation and Mr.
                     Scott A. Livengood (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.6          --     Letter Agreement, dated February 15, 1994, between Krispy Kreme Doughnut Corporation and Mr.
                     Joseph A. McAleer, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant's
                     Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)


EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBITS
------                                              -----------------------

10.7          --     Guaranty of Payment Agreement, dated September 18, 1998, by Krispy Kreme Doughnut
                     Corporation for the benefit of Beattie F. Armstrong and Beattie F. Armstrong, Inc.
                     (incorporated by reference to Exhibit 10.7 to the Registrant's Amendment No. 1 to
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.8          --     Collateral Repurchase Agreement, dated March 31, 1998 by and among Krispy Kreme Doughnut
                     Corporation, the Bank of Blue Valley and Midwest Doughnuts, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1
                     (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.9          --     Guaranty by Krispy Kreme Doughnut Corporation, dated December 31, 1998, in favor of the Bank of Blue Valley with respect to the obligations of Midwest Doughnuts, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Amendment No. 1 to Registration Statement on
                     Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.10         --     Collateral Repurchase Agreement, dated January 30, 1998, by and among Krispy Kreme Doughnut
                     Corporation, Mackk, L.L.C. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (Commission File
                     No. 333-92909), filed with the Commission on December 16, 1999)
10.11         --     Collateral Repurchase Agreement, dated January 30, 1998, by and among Mr. Joseph A. McAleer,
                     Jr., Mackk, L.L.C., Krispy Kreme Doughnut Corporation and Branch Banking and Trust Company
                     (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
                     Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.12         --     Collateral Repurchase Agreement, dated January 2, 1998, by and among Mrs. Bonnie Silvey
                     Vandegrift, Brevard Tennis and Athletic Club Incorporated, Krispy Kreme Doughnut Corporation
                     and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.12 to the
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No.
                     333-92909), filed with the Commission on February 22, 2000)
10.13         --     Collateral Repurchase Agreement, dated October 15, 1997, by and among Krispy Kreme Doughnut
                     Corporation, Midwest Doughnuts, LLC, and the Bank of Blue Valley (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1
                     (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.14         --     Guaranty by Krispy Kreme Doughnut Corporation, dated October 15, 1997, in favor of the Bank of Blue Valley with respect to the obligation of Midwest Doughnuts, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Amendment No. 4 to Registration Statement on
                     Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
10.15         --     Collateral Repurchase Agreement, dated October 22, 1996, by and among Robert L. McCoy, Gulf
                     Florida Doughnut Corporation, Krispy Kreme Doughnut Corporation and Branch Banking and Trust
                     Company (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)

EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBITS
------                                              -----------------------
10.16         --     Collateral Repurchase Agreement, dated May 29, 1996, among Krispy Kreme Doughnut
                     Corporation, Midwest Doughnuts, LLC and The First National Bank of Olathe (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
                     (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.17         --     Guaranty by Krispy Kreme Doughnut Corporation, dated May 29, 1996, in favor of the First
                     National Bank of Olathe with respect to the obligations of Midwest Doughnuts, LLC
                     (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 1 to
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.18         --     Collateral Repurchase Agreement, dated July 7, 1995 by and among Robert J. Simmons, Simac,
                     Inc., Krispy Kreme Doughnut Corporation and First National Bank of Ohio (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 1 to Registration Statement on
                     Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.19         --     Collateral Repurchase Agreement, dated February 25, 1994, by and among Mr. William J.
                     Dorgan, Mrs. Patricia M. Dorgan, Krispy Kreme Doughnut Corporation and Southern National
                     Bank of North Carolina (incorporated by reference to Exhibit 10.19 to the Registrant's
                     Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.20         --     Promissory Note, dated March 13, 1997, of Midwest Doughnuts, LLC, Mr. Philip R.S. Waugh, Jr.
                     and certain other parties payable to the order of Krispy Kreme Doughnut Corporation
                     (incorporated by reference to Exhibit 10.20 to the Registrant's Amendment No. 1 to
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.21         --     Promissory Note, dated October 13, 1997, of Midwest Doughnuts, LLC, Mr. Philip R.S. Waugh,
                     Jr. and certain other parties payable to the order of Krispy Kreme Doughnut Corporation
                     (incorporated by reference to Exhibit 10.21 to the Registrant's Amendment No. 4 to
                     Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on April 3, 2000)
10.22         --     Trademark License Agreement, dated May 27, 1996, between HDN Development--Corporation and
                     Krispy Kreme Corporation (incorporated by reference to Exhibit 10.22 to the Registrant's
                     Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.23         --     Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No.
                     333-92909), filed with the Commission on February 22, 2000)
10.24         --     Long-Term Incentive Plan dated January 30, 1993 (incorporated by reference to Exhibit 10.24 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File
                     No. 333-92909), filed with the Commission on February 22, 2000)



EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBITS
------                                              -----------------------

10.25         --     Form of Promissory Note relating to termination of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant's Amendment No. 1 to Registration Statement on
                     Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.26         --     Form of Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (Commission File No.
                     333-92909), filed with the Commission on February 22, 2000)
10.27         --     Form of Promissory Note relating to restricted stock purchases (incorporated by reference to
                     Exhibit 10.27 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1
                     (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.28         --     Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and
                     John N. McAleer (incorporated by reference to Exhibit 10.28 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.29         --     Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and
                     Scott A. Livengood (incorporated by reference to Exhibit 10.29 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.30         --     Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and
                     J. Paul Breitbach (incorporated by reference to Exhibit 10.30 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.31         --     Kingsmill Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Amendment
                     No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the
                     Commission on February 22, 2000)
10.32         --     2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's
                     Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the
                     Commission on October 4, 2000)
10.33         --     Loan Agreement dated December 29, 1999 among Branch Banking and Trust Company, Krispy Kreme
                     Doughnut Corporation, Thornton's Flav-O-Rich Bakery, Inc., Krispy Kreme Distributing
                     Company, Inc., Krispy Kreme Support Operations Company, HD Capital Corporation, HDN
                     Development Corporation and Krispy Kreme Doughnuts, Inc. (incorporated by reference to
                     Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (Commission File No.
                     333-53284), filed with the Commission on January 18, 2001)
10.34*        --     Employment Agreement dated February 1, 2001 between the Registrant and John W. Tate
13*           --     Portions of the Registrant's Fiscal 2001 Report to Shareholders



EXHIBIT
NUMBER                                              DESCRIPTION OF EXHIBITS
------                                              -----------------------


21.1*         --     List of subsidiaries
23.1*         --     Consent of PricewaterhouseCoopers LLP
24.1*         --     Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Form 10-K)


---------
*  Filed herewith.

                                   SCHEDULE II

           Consolidated Valuation and Qualifying Accounts and Reserves


                                                                       ADDITIONS
                                                       ADDITIONS        CHARGED
                                       BALANCE AT       CHARGED            TO                           BALANCE AT
                                        BEGINNING          TO            OTHER                              END
RESERVE FOR DOUBTFUL ACCOUNTS           OF PERIOD      OPERATIONS       ACCOUNTS      DEDUCTIONS(1)      OF PERIOD
-----------------------------           ---------      ----------       --------      -------------      ---------
For the year ended January 31, 1999      $373,388      $2,101,099          $ --         $1,499,487         $975,000
                                         ========      ==========          ====         ==========         ========

For the year ended January 30, 2000      $975,000        $832,506          $ --           $483,644       $1,323,862
                                         ========      ==========          ====         ==========         ========

For the year ended January 28, 2001    $1,323,862      $1,349,000          $ --         $1,371,067       $1,301,795
                                         ========      ==========          ====         ==========         ========

--------------------
(1)  Amounts represent net write-off of uncollectible receivable balances.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Krispy Kreme Doughnuts, Inc.

         Our audits of the consolidated financial statements referred to in our report dated March 8, 2001, except as to the last paragraph of Note 1 for which the date is March 19, 2001, appearing in the 2001 Annual Report to Shareholders of Krispy Kreme Doughnuts, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina

March 8, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        By:    /s/ Scott A. Livengood
                                               ------------------------------
                                               Name: Scott A. Livengood
                                               Title: Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

Date:  April 27, 2001

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Scott A. Livengood and Randy S. Casstevens, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 27, 2001.


SIGNATURE                                         TITLE
---------                                         -----

/s/ Scott A. Livengood                            Chairman of the Board of Directors, President and Chief
--------------------------------------------      Executive Officer (Principal Executive Officer)
Scott A. Livengood

/s/ John N. McAleer                               Vice Chairman of the Board of Directors and Executive Vice
--------------------------------------------      President, Concept Development
John N. McAleer

/s/ John W. Tate                                  Chief Financial Officer (Principal Financial and
--------------------------------------------      Accounting Officer)
John W. Tate

/s/ Frank E. Guthrie                              Director
--------------------------------------------
Frank E. Guthrie

/s/ Mary Davis Holt                               Director
--------------------------------------------
Mary Davis Holt

/s/ William T. Lynch                              Director
--------------------------------------------
William T. Lynch




SIGNATURE                                         TITLE
---------                                         -----

/s/ Joseph A. McAleer, Jr.                        Director
--------------------------------------------
Joseph A. McAleer, Jr.

/s/ Robert L. McCoy                               Director
--------------------------------------------
Robert L. McCoy

/s/ James H. Morgan                               Director
--------------------------------------------
James H. Morgan

/s/ Steven D. Smith                               Director
--------------------------------------------
Steven D. Smith

/s/ Robert L. Strickland                          Director
--------------------------------------------
Robert L. Strickland

/s/ Togo D. West, Jr.                             Director
--------------------------------------------
Togo D. West, Jr.

