Form 10-Q
period 2001-04-29
KRISPY KREME DOUGHNUTS INC
filed 2001-06-13
CIK 1100270

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FROM THE TRANSITION PERIOD FROM TO

                        Commission file number 000-30209

                          KRISPY KREME DOUGHNUTS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                        56-2169715
 --------------------------------                     -------------------------
 (State or other jurisdiction of                         (I.R. S. Employer
  incorporation or organization)                         Identification No.)

      370 Knollwood Street, Suite 500, Winston-Salem, North Carolina 27103
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (336) 725-2981
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                     OUTSTANDING AT JUNE 5, 2001
                                     ---------------------------
  Common stock at no par value             26,804,794 shares

                          KRISPY KREME DOUGHNUTS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 29, 2001

                                      INDEX

                                                                      PAGE
                                                                      -----
Part I. Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)          1

a)       Balance Sheets
         As of January 28, 2001 and April 29, 2001                       1

b)       Statements of Operations
         For the Three Months Ended
         April 30, 2000 and April 29, 2001                               2

c)       Statement of Shareholders' Equity
         For the Three Months Ended April 29, 2001                       3

d)       Statements of Cash Flows
         For the Three Months Ended April 30, 2000
         and April 29, 2001                                              4

e)       Notes to the Consolidated Financial Statements                  5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                     21

Part II. Other Information                                              21

         Item 1.  Legal Proceedings                                     21

         Item 2.  Changes in Securities and Use of Proceeds             22

         Item 4.  Submission of Matters to a Vote of Security Holders   22

         Item 6.  Exhibits and Reports on Form 8-K                      22

         Signatures                                                     23

PART I.           FINANCIAL INFORMATION

Item I.           Financial Statements

                          KRISPY KREME DOUGHNUTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)
                                   (Unaudited)


                                                                      JANUARY 28,      APRIL 29,
                                                                          2001            2001
                                                                      -----------      ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $   7,026       $  21,326
Short-term investments                                                    18,103          24,738
Accounts receivable, less allowance for doubtful accounts
   of $1,302 at January 28, 2001 and $1,187 at April 29, 2001             19,855          20,202
Accounts receivable, affiliates                                            2,599           5,028
Other receivables                                                          2,279           2,498
Inventories                                                               12,031          11,511
Prepaid expenses                                                           1,909           1,796
Income taxes refundable                                                       --              34
Deferred income taxes                                                      3,809           4,775
                                                                       ---------       ---------
   Total current assets                                                   67,611          91,908
Property and equipment, net                                               78,340          85,464
Long-term investments                                                     17,877          11,319
Investment in unconsolidated joint ventures                                4,695           4,921
Other assets                                                               2,970           6,578
                                                                       ---------       ---------
   Total assets                                                        $ 171,493       $ 200,190
                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                       $  14,697       $  15,671
Accrued expenses                                                          19,904          16,941
Revolving line of credit                                                   3,526           4,400
Income taxes payable                                                          41              --
                                                                       ---------       ---------
   Total current liabilities                                              38,168          37,012
Deferred compensation                                                      1,106             954
Deferred income taxes                                                        579           2,113
Accrued restructuring expenses                                             3,109           2,855
Other long-term obligations                                                1,735           1,641
                                                                       ---------       ---------
   Total long-term liabilities                                             6,529           7,563

Minority interest                                                          1,117           1,059

SHAREHOLDERS' EQUITY:

Preferred stock, no par value, 10 million shares authorized; none
   issued and outstanding                                                     --              --
Common stock, no par value, 100,000 shares authorized; issued and outstanding - 25,916 at January 28, 2001 and 26,748 at
   April 29, 2001                                                         85,060         108,741
Unearned compensation                                                       (188)           (176)
Notes receivable, employees                                               (2,349)         (2,958)
Nonqualified employee benefit plan asset                                    (126)           (126)
Nonqualified employee benefit plan liability                                 126             126
Accumulated other comprehensive income                                       609             683
Retained earnings                                                         42,547          48,266
                                                                       ---------       ---------
   Total shareholders' equity                                            125,679         154,556
                                                                       ---------       ---------
   Total liabilities and shareholders' equity                          $ 171,493       $ 200,190
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

                          KRISPY KREME DOUGHNUTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              THREE MONTHS ENDED
                                            -----------------------
                                             APRIL 30,      APRIL 29,
                                              2000           2001
                                            --------       --------
                                           (Restated)

Total revenues                              $ 70,870       $ 87,921

Operating expenses                            59,164         71,195

General and administrative expenses            4,435          6,222

Depreciation and amortization expenses         1,595          1,872
                                            --------       --------
Income from operations                         5,676          8,632

Interest income                                  231          1,015

Interest expense                                (480)           (39)

Equity loss in joint ventures                   (380)          (171)

Minority interest                               (113)          (175)

Other expenses                                    --            (39)
                                            --------       --------
Income before income taxes                     4,934          9,223

Provision for income taxes                     1,901          3,504
                                            --------       --------
Net income                                  $  3,033       $  5,719
                                            ========       ========
Basic earnings per share                    $   0.15       $   0.22
                                            ========       ========
Diluted earnings per share                  $   0.13       $   0.20
                                            ========       ========


The accompanying condensed notes are an integral part of these consolidated financial statements.

                          KRISPY KREME DOUGHNUTS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (in thousands)
                                   Unaudited


                                  COMMON                                 NOTES       NONQUALIFIED        NONQUALIFIED
                                   STOCK     COMMON     UNEARNED      RECEIVABLE-   EMPLOYEE BENEFIT   EMPLOYEE BENEFIT
                                  (SHARES)   STOCK     COMPENSATION    EMPLOYEES       PLAN ASSET       PLAN LIABILITY
                                 ---------  ---------  -------------   ----------   ---------------    -----------------
Balance at January 28, 2001        25,916   $ 85,060      $ (188)       $ (2,349)        $ (126)          $ 126

Comprehensive income:
Net income for the three months
     ended April 29, 2001

Change in unrealized holding
     gain

Total comprehensive income

Proceeds from public offering         543     17,202

Exercise of stock options,            262      5,600
   including tax benefit of
   $2,944

Issuance of stock for notes
   receivable                          27        879                        (879)

Collection of notes
   receivable                                                                270

Compensation expense                                          12
                                 ---------  ---------  ----------      ----------    -----------      ----------

Balance at April 29, 2001          26,748   $ 108,741     $ (176)       $ (2,958)        $ (126)          $ 126
                                 ---------  ---------  ----------      ----------    -----------      ----------




                                     ACCUMULATED                   TOTAL
                                    COMPREHENSIVE    RETAINED   SHAREHOLDERS'
                                    INCOME           EARNINGS     EQUITY
                                   --------------  ------------ ------------
Balance at January 28, 2001             $ 609      $ 42,547     $ 125,679

Comprehensive income:
Net income for the three months
     ended April 29, 2001                             5,719         5,719

Change in unrealized holding
     gain                                  74                          74
                                                                ---------

Total comprehensive income                                          5,793

Proceeds from public offering                                      17,202

Total comprehensive income

Exercise of stock options,                                          5,600
   including tax benefit of
   $2,944

Issuance of stock for notes
   receivable                                                          --

Collection of notes
   receivable                                                         270

Compensation expense                                                   12
                                  ------------    ----------    ----------

Balance at April 29, 2001               $ 683      $ 48,266     $ 154,556
                                  ------------    ----------    ----------


                          KRISPY KREME DOUGHNUTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                       --------------------------------------
                                                                            APRIL 30,           APRIL 29,
                                                                               2000               2001
                                                                       --------------------- ----------------
                                                                            (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                    $  3,033          $  5,719
Items not requiring (providing) cash:
   Depreciation and amortization                                                 1,595             1,872
   Loss on disposal of property and equipment, net                                  --                39
   Compensation expense related to restricted stock awards                          --                12
   Deferred income taxes                                                           (10)              568
   Equity loss in joint ventures                                                   380               171
   Tax benefit from exercise of nonqualified stock options                          --             2,944
   Minority interest                                                               113               175
Change in assets and liabilities:
   Receivables                                                                  (5,290)           (2,127)
   Inventories                                                                      29               520
   Prepaid expenses                                                              2,071               113
   Income taxes, net                                                             1,652               (75)
   Accounts payable                                                              5,382               974
   Accrued restructuring expenses                                                 (274)             (254)
   Accrued expenses                                                              1,038            (2,963)
   Deferred compensation and other long-term obligations                          (186)             (246)
                                                                              --------          --------
     Net cash provided by operating activities                                   9,533             7,442
                                                                              --------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (5,355)           (8,956)
Proceeds from disposal of property and equipment                                    --                 9
(Increase) decrease in investments, net                                        (23,923)               (3)
Increase in investments in unconsolidated joint ventures                        (4,790)           (1,265)
Increase in other assets                                                        (1,764)           (3,696)
                                                                              --------          --------
     Net cash used for investing activities                                    (35,832)          (13,911)
                                                                              --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net                                               65,691            17,202
Proceeds from exercise of stock options                                             --             2,656
Minority interest                                                                  451              (233)
Repayment of long-term debt                                                    (22,902)               --
Net borrowings from revolving line of credit                                        --               874
Cash dividends paid                                                             (7,005)               --
Collection of notes receivable                                                      --               270
                                                                              --------          --------
     Net cash provided by financing activities                                  36,235            20,769
                                                                              --------          --------
Net increase in cash and cash equivalents                                        9,936            14,300
Cash and cash equivalents at beginning of period                                 3,183             7,026
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $ 13,119          $ 21,326
                                                                              ========          ========
Supplemental schedule of non-cash investing and financing activities:
   Issuance of stock to Krispy Kreme Profit-Sharing
   Ownership Plan                                                             $  3,039          $     --


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

For purposes of computing earnings per share, the number of common shares have been restated to reflect a two-for-one stock split paid in the form of a stock dividend effective March 19, 2001 to shareholders of record as of March 5, 2001. All references to the number of shares, per share amounts, cash dividends and any other reference to the shares in the Consolidated Financial Statements and all subsequent references in the accompanying Notes to the Consolidated Financial Statements ("Notes"), unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock and other stock awards or programs, and all other agreements payable in Krispy Kreme Doughnuts, Inc. common stock have been adjusted or amended to reflect the split. See Note 14 "Subsequent Events".

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

EQUITY AND CONSOLIDATION METHODS OF ACCOUNTING

Investments in 20% to 49.9% percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Investments of 50% or greater in affiliates are consolidated and the portion not owned by the Company is shown as minority interest in consolidated subsidiary companies.

INVESTMENTS

Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities, and certificates of deposit and are included in short term and long term investments in the accompanying balance sheet. Certificates of deposit are carried at cost which approximates fair value. All other marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of April 29, 2001, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

REVENUE RECOGNITION

A summary of the revenue recognition policies for each segment of the Company (see Note 8) is as follows:

         o Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sales for on-premises sales and at the time of delivery for off-premises sales.

         o Franchise Operations revenue is derived from (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees as a percentage of sales. Development and franchise fees are charged for certain new stores and are not recognized as income until the store is opened. The royalties recognized in each period are based on the sales in that period.

         o KKM&D revenue is derived from the sale of doughnutmaking equipment, mix and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001. The adoption of SAB 101 resulted in a restatement of the first three quarters of fiscal 2001 for a change in accounting policy for revenue recognition. The change had an insignificant impact on annual sales and net income but did result in a shift in sales and earnings among the quarterly periods. The change had no effect on earnings per share in any of the quarterly periods.

RECLASSIFICATIONS

Certain reclassifications of the fiscal 2001 Consolidated Financial Statements have been made to conform to the fiscal 2002 presentation.

NOTE 3:  INVESTMENTS

The following table provides certain information about investments:


                                        AMORTIZED         GROSS UNREALIZED      GROSS UNREALIZED           FAIR
(IN THOUSANDS)                             COST            HOLDING GAINS         HOLDING LOSSES          VALUE
                                     ------------------ --------------------- --------------------- -------------------
JANUARY 28, 2001

Certificates of deposit                  $ 5,000              $    --              $    --               $ 5,000
U.S. government notes                      4,996                   73                  (20)                5,049
Federal government agencies               18,900                  458                  (50)               19,308
Corporate debt securities                  6,475                  151                   (3)                6,623
                                         -------              -------              -------               -------
Total                                    $35,371              $   682              $   (73)              $35,980
                                         =======              =======              =======               =======

APRIL 29, 2001

Certificates of deposit                  $ 5,000              $    --              $    --               $ 5,000
U.S. government notes                      4,999                   70                  (22)                5,047
Federal government agencies               18,900                  494                  (53)               19,341
Corporate debt securities                  6,475                  200                   (6)                6,669
                                         -------              -------              -------               -------
Total                                    $35,374              $   764              $   (81)              $36,057
                                         =======              =======              =======               =======


Maturities of investments were as follows at April 29, 2001:

(IN THOUSANDS)                               AMORTIZED COST        FAIR VALUE
                                             --------------        ----------
Due within one year                             $24,411              $24,739
Due after one year through five years            10,962               11,318
                                                -------              -------
Total                                           $35,373              $36,057
                                                =======              =======


NOTE 4:  INVENTORIES

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:


                                    DISTRIBUTION       EQUIPMENT
(IN THOUSANDS)                        CENTER           DEPARTMENT     MIX DEPARTMENT   COMPANY STORES       TOTAL
                               ------------------ ------------------ ----------------- ---------------- -----------
JANUARY 28, 2001
Raw materials                       $    --              $ 1,756           $   475         $ 1,578         $ 3,809
Work in progress                         --                  248                --              --             248
Finished goods                          880                1,435                13              --           2,328
Purchased merchandise                 4,981                   --                --             641           5,622
Manufacturing supplies                   --                   --                24              --              24
                                    -------              -------           -------         -------         -------
   Totals                           $ 5,861              $ 3,439           $   512         $ 2,219         $12,031
                                    =======              =======           =======         =======         =======

APRIL 29, 2001
Raw materials                       $   113              $ 1,637           $   569         $ 1,376         $ 3,695
Work in progress                         --                  108                --              --             108
Finished goods                          699                1,695                 7              --           2,401
Purchased merchandise                 4,628                   --                --             639           5,267
Manufacturing supplies                   --                   --                40              --              40
                                    -------              -------           -------         -------         -------
   Totals                           $ 5,440              $ 3,440           $   616         $ 2,015         $11,511
                                    =======              =======           =======         =======         =======

NOTE 5: PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

                                         JANUARY 28,        APRIL 29,
(IN THOUSANDS)                              2001              2001
                                        --------------     ------------
Land                                      $ 11,144           $ 11,763
Buildings                                   29,637             33,252
Machinery and equipment                     65,119             68,104
Leasehold improvements                      10,440             10,531
Construction in progress                       556              2,150
                                          --------           --------
                                           116,896            125,800
Less:  accumulated depreciation             38,556             40,336
                                          --------           --------
   Property and equipment, net            $ 78,340           $ 85,464
                                          ========           ========

NOTE 6: ACCRUED EXPENSES
Accrued expenses consist of the following:

                                                       JANUARY 28,           APRIL 29,
(IN THOUSANDS)                                            2001                  2001
                                                   ------------------    ------------------
Salaries and wages                                         $ 5,728           $ 1,954
Restructuring expenses                                       1,022             1,022
Deferred revenue                                             2,042             2,169
Profit-sharing stock ownership plan contribution             2,075             1,000
Casualty insurance                                           1,925             2,202
Advertising fund                                             1,353             1,324
Accrued personal property taxes                                730             1,001
Other                                                        5,029             6,269
                                                           -------           -------
Total                                                      $19,904           $16,941
                                                           =======           =======


NOTE 7:  EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised, the proceeds of the tax benefits recognized by the Company in conjunction with nonqualified stock plans and from the amounts of unearned compensation associated with the restricted shares.

The following table sets forth the computation of the number of shares outstanding:

                                               THREE MONTHS ENDED
                                    -----------------------------------------
                                         APRIL 30,            APRIL 29,
(IN THOUSANDS)                              2000                 2001
                                    --------------------- -------------------
Basic shares outstanding                    20,724              26,567
Effect of dilutive securities:
   Stock options                             1,778               2,267
   Restricted stock                             --                   5
                                            ------              ------
Diluted shares outstanding                  22,502              28,839
                                            ======              ======


NOTE 8:  BUSINESS SEGMENT INFORMATION

The Company has three reportable segments. The Company Store Operations segment is comprised of the operating activities of the stores owned by the Company and those in consolidated joint ventures. These stores sell doughnuts and complementary products through both on-premises and off-premises channels. The majority of the ingredients and materials used by Company Store Operations is purchased from the KKM&D business segment.

The Franchise Operations segment represents the results of the Company's franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of those stores; and direct general and administrative expenses.

The KKM&D segment supplies mix, equipment and other items to both Company and franchise owned stores. All intercompany transactions between the KKM&D business segment and Company stores and consolidated joint venture stores are eliminated in consolidation.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Segment operating income is income before general corporate expenses and income taxes.

                                                                  THREE MONTHS ENDED
                                                          ------------------------------------
(IN THOUSANDS)                                             APRIL 30, 2000      APRIL 29, 2001
                                                          ----------------    ----------------
REVENUES:
Company store operations                                     $ 50,956               $ 60,694
Franchise operations                                            2,000                  3,006
KKM&D                                                          46,922                 58,464
Intercompany sales eliminations                               (29,008)               (34,243)
                                                             --------               --------
   Total revenues                                            $ 70,870               $ 87,921
                                                             ========               ========

OPERATING INCOME:
Company store operations                                     $  6,660               $  9,413
Franchise operations                                            1,000                  1,968
KKM&D                                                           2,718                  3,823
Unallocated general and administrative expenses                (4,702)                (6,572)
                                                             --------               --------
   Total operating income                                    $  5,676               $  8,632
                                                             ========               ========

DEPRECIATION AND AMORTIZATION EXPENSES:
Company store operations                                     $  1,241               $  1,397
Franchise operations                                               18                     18
KKM&D                                                              69                    108
Corporate administration                                          267                    349
                                                             --------               --------
   Total depreciation and amortization expenses              $  1,595               $  1,872
                                                             ========               ========


NOTE 9:  JOINT VENTURES

From time to time, the Company enters into joint ventures with partners to develop and operate Krispy Kreme stores. The Company's ownership percentage of the joint venture determines whether or not the joint venture results are consolidated with the Company. See "Equity and Consolidation Methods of Accounting" under Note 2 - Summary of Significant Accounting Policies.

CONSOLIDATED JOINT VENTURES

On March 23, 2001, the Company entered into a joint venture to develop the Philadelphia, Pennsylvania market. The Company invested $167,000 as preliminary funding for a 70% interest. The remainder of the funding is expected to occur in the third quarter of fiscal 2002. The financial statements of this joint venture are consolidated in the results of the Company.

EQUITY METHOD JOINT VENTURES

During the first quarter of fiscal 2002, the Company invested in one additional joint venture as a minority interest partner. Ownership in this joint venture is 22.33%. Investment in this joint venture has been made in the form of a capital contribution. As of April 29, 2001, the Company had invested in five joint ventures as a minority interest partner and had recorded investments in equity method joint ventures of $2,726,000 and outstanding notes receivable of $3,073,000 in these joint ventures. These investments and notes receivable are recorded in investments in unconsolidated joint ventures and other receivables in the Consolidated Balance Sheet.

NOTE 10:  LEGAL CONTINGENCIES

On March 9, 2000, a lawsuit was filed against the Company, a member of management, and Golden Gate Doughnuts, LLC, a franchisee of the Company, in the Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower court's decision within the time permitted by law. Plaintiffs may now initiate arbitration proceedings in North Carolina but have not yet done so. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. The Company believes that the allegations are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on its consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

NOTE 11:  RESTRUCTURING

                                         LEASE               ACCRUED                TOTAL
(IN THOUSANDS)                        LIABILITIES            EXPENSES              ACCRUAL
                                  ----------------       ------------------    -----------------
Balance at January 28, 2001              $ 3,652               $   479               $ 4,131
Reductions                                  (238)                  (16)                 (254)
                                         -------               -------               -------
Balance at April 29, 2001                $ 3,414               $   463               $ 3,877
                                         =======               =======               =======

Reductions in Lease Liabilities represent ongoing lease payments on remaining lease obligations.

NOTE 12:  ACQUISITION

On February 2, 2001, the Company acquired the assets of Digital Java, Inc., a Chicago-based coffee company for a purchase price of $389,000 in cash and 27,004 shares of the Company's common stock, plus an earn-out not to exceed $775,000. Digital Java, Inc. is a sourcer and micro-roaster of premium quality coffees and offers a broad line of coffee-based and non-coffee beverages.

NOTE 13:  OTHER EVENTS

In February 2001, the Company completed a follow-on public offering of 5,200,000 shares of common stock at a price of $33.50 per share. The 5,200,000 shares included a 600,000 share over-allotment option exercised by the underwriters. Of the 5,200,000 shares, 4,656,650 were sold by selling shareholders and 543,350 were sold by the Company. Net proceeds to the Company were $17.2 million.

On February 5, 2001, the Company purchased a 104,000 square foot manufacturing facility in Winston-Salem for approximately $3.3 million. The Company is in the process of relocating its equipment manufacturing and training facilities from its previous location in Winston-Salem to this new facility.

On March 19, 2001, the Company announced its intention to build an additional mix and distribution facility in Effingham, Illinois with an approximate cost of $30 million. The 187,000 square foot facility will provide 116,000 square feet for a new distribution center and 47,000 square feet for the blending and packaging of prepared doughnut mixes. Effingham was selected due to its proximity to major highway and rail intersections. The Midwestern markets, as well as the western half of North America, are expected to be served from this facility. This facility will be financed through a synthetic lease arrangement with a bank. Therefore, most of the costs incurred in building and furnishing this facility will not appear as capital expenditures in the Company's consolidated financial statements.

NOTE 14:  SUBSEQUENT EVENTS

On May 17, 2001, the Company's common stock began trading on the New York Stock Exchange under the symbol "KKD." The common stock previously traded on the Nasdaq National Market under the symbol "KREM."

On May 18, 2001, the Company announced that its Board of Directors declared a two-for-one stock split, to be paid in the form of a stock dividend on June 14, 2001 to shareholders of record as of May 29, 2001. The accompanying financial statements have not been restated to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to: the Company's ability to continue and manage growth; delays in store openings; the quality of franchise store operations; the price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Krispy Kreme's periodic reports, proxy statement and other information statements filed with the Securities and Exchange Commission.

COMPANY OVERVIEW AND INDUSTRY OUTLOOK

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

         o ON-PREMISES SALES. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

         o OFF-PREMISES SALES. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers' shelves. "Branded" refers to products sold bearing the Krispy Kreme brand name and is the primary way we are expanding our off-premises sales. "Unbranded" products are sold unpackaged from the retailer's display case. "Private label" refers to products that carry the retailer's brand name or some other non-Krispy Kreme brand and is a declining portion of our business.

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution (KKM&D) business unit produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates two distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

         o Maintain the consistency and quality of the products throughout the system

         o Utilize volume buying power which helps lower the cost of supplies to each of our stores

         o  Enhance our profitability

We expect doughnut industry sales to continue growing. We believe growth in the fragmented doughnut market will be aided by a variety of factors, including a shift from food consumed at home to food consumed away from home and increased snack food consumption.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also have entered and intend to enter into additional joint ventures with some of our franchisees. As of April 29, 2001, there were a total of 180 Krispy Kreme stores nationwide consisting of 63 company-owned and 117 franchised stores. Throughout the remainder of fiscal 2002, we anticipate opening approximately 32 additional new stores under existing agreements, most of which are expected to be franchise stores. In the first quarter, we announced agreements with two new area developers who will open stores in three new markets.

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

         o OVERVIEW. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwidesales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

         o SEGMENT RESULTS. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have three reportable segments. A description of each of the segments follows.

            o COMPANY STORE OPERATIONS. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

            o FRANCHISE OPERATIONS. Represents the results of our franchise program. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties of 4.5% of all sales, contribute 1.0% of all sales to our national advertising and brand development fund and pay development and franchise fees ranging from $20,000 to $40,000 per store. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of these stores; and direct general and administrative expenses.

            o KKM&D. Represents the results of our KKM&D business unit, located in Winston-Salem, North Carolina. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment that all of our stores are required to purchase. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

OTHER. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest expense, interest income, equity loss in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

                                                                 THREE MONTHS ENDED
                                                    ------------------------------------------
                                                       APRIL 30,                    APRIL 29,
                                                         2000                         2001
                                                    -------------                -------------
STATEMENT OF OPERATIONS DATA:
Total revenues                                              100.0%                       100.0%
Operating expenses                                           83.5                         81.0
General and administrative expenses                           6.3                          7.1
Depreciation and amortization expenses                        2.2                          2.1
                                                    -------------                -------------
Income from operations                                        8.0                          9.8
Interest income                                               0.3                          1.1
Interest expense                                             (0.6)                        (0.0)
Other expenses                                                 --                         (0.0)
Equity loss in joint ventures                                (0.5)                        (0.2)
Minority interest                                            (0.2)                        (0.2)
                                                    -------------                -------------
Income before income taxes                                    7.0                         10.5
Provision for income taxes                                    2.7                          4.0
                                                    -------------                -------------
   Net income                                                 4.3%                         6.5%
                                                    =============                =============

(IN THOUSANDS)
OPERATING DATA:

Systemwide sales                                    $     103,347                $     140,350
Increase in comparable store sales:
   Company-owned                                                                          13.1%
   Systemwide                                                                             11.4%


The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses and indirect (unallocated) general and administrative expenses. Direct general and administrative expenses are included in operating expenses.

                                                           THREE MONTHS ENDED
                                                       ---------------------------
                                                       APRIL 30,          APRIL 29,
                                                        2000                 2001
                                                       ------               ------
REVENUES BY BUSINESS SEGMENT:
Company store operations                                 71.9%                69.0%
Franchise operations                                      2.8                  3.4
KKM&D                                                    25.3                 27.6
                                                       ------               ------
   Total revenues                                       100.0%               100.0%
                                                       ======               ======

OPERATING EXPENSES BY BUSINESS SEGMENT:
Company store operations                                 84.5%                82.2%
Franchise operations                                     49.1%                33.9%
KKM&D                                                    84.4%                83.8%
Total business segment operating expenses                83.5%                81.0%


THREE MONTHS ENDED APRIL 29, 2001 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2000

OVERVIEW

Systemwide sales for the quarter increased 35.8% to $140.4 million compared to $103.3 million in the first quarter of the prior year. The increase was comprised of an increase of 19.1% in company store sales which increased to $60.7 million and an increase of 52.0% in franchise store sales which increased to $79.7 million. During the quarter, the Company opened six new franchise stores bringing the total number of stores to 180 at the end of the quarter. Of those, 117 are franchise stores and 63 are company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 11.4% increase in our systemwide comparable store sales.

Total company revenues increased 24.1% to $87.9 million in the first quarter of fiscal 2002 compared with $70.9 million in the first quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 19.1% to $60.7 million, Franchise Operations revenue increases of 50.3% to $3.0 million and KKM&D revenue, excluding intercompany sales, increases of 35.2% to $24.2 million. Net income for the quarter was $5.7 million versus $3.0 million a year ago, representing an increase of 88.6%. Diluted earnings per share were $.20, an increase of 53.8% over the first quarter of the prior year.

COMPANY STORE OPERATIONS

COMPANY STORE OPERATIONS REVENUES. Company Store Operations revenues increased to $60.7 million in the first quarter of fiscal 2002 from $51.0 million in the first quarter of fiscal 2001, an increase of 19.1%. Comparable store sales increased by 13.1%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $4.2 million and total off-premises sales increased approximately $5.5 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness. Additionally, a 2% retail price increase was implemented during the first quarter of fiscal 2002. Company store on-premises sales were also positively impacted by the sales of the five stores in the Northern California market. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results. Our company stores also benefited from an expanded product offering with one grocery store chain in the quarter.

COMPANY STORE OPERATIONS OPERATING EXPENSES. Company Store Operations operating expenses increased to $49.9 million in the first quarter of fiscal 2002 from $43.1 million in the same quarter of fiscal 2001, an increase of 15.9%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 82.2% in first quarter of fiscal 2002 compared with 84.5% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, the improved profitability of our off-premises sales and a focus on gross margin improvement.

We constantly evaluate our store base, not only with respect to our stores' financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers' needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first quarter of fiscal 2002.

FRANCHISE OPERATIONS

FRANCHISE OPERATIONS REVENUES. Franchise Operations revenues increased to $3.0 million in the first quarter of fiscal 2002 from $2.0 million in the first quarter of the prior year, an increase of 50.3%. The growth in revenue was primarily due to the opening of six new franchise stores in the first quarter of fiscal 2002, as well as the impact of opening 28 new franchise stores during fiscal 2001.

FRANCHISE OPERATIONS OPERATING EXPENSES. Franchise Operations operating expenses remained consistent at $1.0 million in the first quarter of fiscal 2002. As a percentage of Franchise Operations revenues, franchise operating expenses were 33.9% in the first quarter of the current year compared with 49.1% in the first quarter of the prior year. Consistent with the prior year, the decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As our personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs. Additionally, the amount of support that we provide for each Area Developer group's store openings decline with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D REVENUES. KKM&D sales to franchise stores increased to $24.2 million in the first quarter of fiscal 2002 from $17.9 million in the same quarter of fiscal 2001, an increase of 35.2%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 28 new franchise stores in fiscal 2001; the opening of new six franchise stores in the first quarter of fiscal 2002; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D OPERATING EXPENSES. KKM&D operating expenses increased to $20.3 million in first quarter of fiscal 2002 from $15.1 million in first quarter of fiscal 2001, an increase of 34.1%. KKM&D operating expenses as a percentage of KKM&D revenues were 83.8% in the first quarter of the current year compared with 84.4% in the first quarter of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed.

OTHER

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $6.2 million in the first quarter of fiscal 2002 from $4.4 million in the first quarter of fiscal 2001, an increase of 40.3%. General and administrative expenses as a percentage of total revenues for the first quarter were 7.1% in fiscal 2002 compared with 6.3% in fiscal 2001. The growth in general and administrative expenses is due to increased prototype expenses, increased head count and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1.9 million in the first quarter of fiscal 2002 from $1.6 million in the first quarter of the prior year, an increase of 17.4%. Depreciation and amortization expenses as a percentage of total revenues for the first quarter were 2.1% in fiscal 2002 compared with 2.2% in fiscal 2001. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

INTEREST INCOME. Interest income increased in the first quarter of fiscal 2002 as a result of the investment of proceeds from our initial public offering received in mid-April 2000, as well as the investment of proceeds from our follow-on public offering completed early in February 2001. Approximately, $54.7 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the first quarter resulting in interest income of $1.0 million for the quarter. Because of the timing of our initial public offering, these types of investments were held for only a few weeks during the first quarter of fiscal 2001.

INTEREST EXPENSE. Interest expense decreased significantly in first quarter of fiscal 2002 over the same quarter of the prior year. This decrease is a direct result of paying off substantially all our debt in mid-April 2000 after the completion of our initial public offering.

EQUITY LOSS IN JOINT VENTURES. These expenses consist of the Company's share of operating results associated with the Company's investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores.

MINORITY INTEREST. This expense represents the elimination of the minority partner's share of income from a consolidated joint venture to develop and operate Krispy Kreme stores.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on the effective tax rate applied to the respective period's pre-tax income. The provision for income taxes was $3.5 million in the first quarter of fiscal 2002 representing a 38.0% effective rate compared to $1.9 million, or 38.5%, in the first quarter of the prior year.

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

We funded our capital requirements for the first three months of fiscal 2002 primarily through cash flow generated from operations, as well as proceeds from the initial public offering completed in April 2000 and follow on public offering completed in early February 2001.

Net cash flow from operations was $7.4 million in the first quarter of fiscal 2002 and $9.5 million in the first quarter of fiscal 2001. Operating cash flow has benefited from an improvement in our net income. Operating cash flow has been negatively impacted by additional investments in working capital, primarily accounts receivable and accrued expenses, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Offsetting the additional investments in accounts receivable and accrued expenses are increases in inventories and accounts payable due to the timing of payments associated with each of these items.

Net cash used for investing activities was $13.9 million in the first three months of fiscal 2002 and $35.8 million in the first three months of the prior year. Investing activities in fiscal 2002 primarily consist of capital expenditures for property, plant and equipment, as well as additional investments in joint ventures with partners to develop and operate Krispy Kreme stores. In fiscal 2001, investing activities consisted of approximately $36.0 million of investment purchasing using proceeds from the initial public offering and cash flow generated from operations, capital expenditures for property, plant and equipment, and investments in joint ventures. Capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing stores and equipment and development of new stores.

Net cash provided by financing activities was $20.8 million in the first three months of fiscal 2002 and $36.2 million in the first three months of fiscal 2001. Our financing activities in the first quarter of fiscal 2002 consisted primarily of the completion of our follow-on public offering and exercise of stock options. The follow-on public offering was for 5,200,000 shares of common stock, 4,656,650 were sold by selling shareholders and 543,350 were sold by the Company with net proceeds to the Company of $17.2 million. Financing activities in the first three months of fiscal 2001 consisted primarily of the completion of our initial public stock offering; repayment of borrowings; a dividend to our pre-initial public offering shareholders; and issuance of stock to the company's stock ownership plan.

In the next five years, we plan to use cash primarily for the following activities:

         o  Adding mix production and distribution capacity to support expansion

         o  Remodeling and relocation of selected older company stores

         o Expanding our equipment manufacturing and operations training facilities

         o  Investing in all or part of franchisees' operations

         o  Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2001, we primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at either our lender's prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. Additionally, the Northern California revolving line of credit bears interest at one-month LIBOR plus 125 basis points. We have guaranteed 84% of that line of credit. The interest cost of our bank debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

We have no derivative financial interests or derivative commodity instruments in our cash or cash equivalents. On any business day that we have excess cash available, we use it to pay down our revolving line of credit.

We purchase certain commodities such as flour, sugar and soybean oil. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On March 9, 2000, we, our Chairman, President and Chief Executive Officer and other persons were named as defendants in a lawsuit (KEVIN
         L. BOYLAN AND BRUCE NEWBERG V. GOLDEN GATE DOUGHNUTS, LLC, KRISPY KREME DOUGHNUT CORPORATION, KRISPY KREME DOUGHNUTS, INC., SCOTT LIVENGOOD, BRAD BRUCKMAN AND DOES 1 THROUGH 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that we and other defendants breached an agreement regarding plaintiffs' participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although we had been in discussions with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court's discussion within the time permitted by law. Plaintiffs may now initiate arbitration proceedings in North Carolina but have not yet done so. Regardless of how plaintiffs may proceed, we believe the complaint has no merit and will vigorously defend the lawsuit either in the California courts or before an arbitrator, as the case may be. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment and their time for doing so has expired.

         From time to time, we are subject to other claims and suits arising in the course of our business, none of which we believe is likely to have a material effect on our financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 2, 2001, the Company issued 27,004 shares of its common stock in connection with its acquisition of Digital Java, Inc. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 18, 2001 for the purpose of (i) electing three directors; and (ii) ratifying the Company's appointment of the independent accountants for the current fiscal year.

         The table below shows the results of the shareholders' voting:

                                                     VOTES IN FAVOR        VOTES AGAINST             WITHHELD
                                                   -------------------- --------------------- -----------------------
                 PROPOSAL 1:
                 ELECTION OF DIRECTORS

                    Scott A. Livengood                      22,597,637                    --               1,149,825
                    Joseph A. McAleer                       23,429,337                    --                 318,125
                    Steven D. Smith                         23,671,897                    --                  75,565

                 PROPOSAL 2:
                 APPOINTMENT OF ACCOUNTANTS                 23,418,196               298,796                  30,470





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT NUMBER     DESCRIPTION
         --------------     -----------

         10.1 Lease Agreement, dated April 26, 2001, between Wachovia Capital Investments, Inc., as the Lessor, and Krispy Kreme Doughnut Corporation as the Lessee

b)       Reports on Form 8-K - There were no Form 8-K filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KRISPY KREME DOUGHNUTS, INC.
                                               (Registrant)


Date: 6-13-01                  By:  /s/ Scott A. Livengood
                                   -----------------------------------------
                                        Scott A. Livengood
                                        Chairman of the Board, President,
                                        and Chief Executive Officer
                                        (principal executive officer)

Date: 6-13-01                  By:  /s/ John W. Tate
                                   -----------------------------------------
                                        John W. Tate
                                        Chief Financial Officer and President
                                        of KKM&D
                                        (principal financial and accounting
                                        officer)