Form 10-Q
period 2001-07-29
KRISPY KREME DOUGHNUTS INC
filed 2001-09-12
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                      to

Commission file number 000-30209

KRISPY KREME DOUGHNUTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2169715

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

370 Knollwood Street, Suite 500, Winston-Salem, North Carolina (Address of principal executive offices)	27103 (Zip Code)

(336) 725-2981

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
August 31, 2001
Common stock at no par value	53,925,137 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended July 29, 2001

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.

Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

January 28,	July 29,
2001	2001

ASSETS
Current Assets:
Cash and cash equivalents	$7,026	$26,153

Short-term investments	18,103	18,735

Accounts receivable, less allowance for doubtful accounts of $1,302 at January 28, 2001 and $1,676 at July 29, 2001	19,855	19,862

Accounts receivable, affiliates	2,599	5,490

Other receivables	2,279	2,874

Inventories	12,031	12,134

Prepaid expenses	1,909	3,488

Income taxes refundable	—	1,474

Deferred income taxes	3,809	5,221

Total current assets	67,611	95,431

Property and equipment, net	78,340	96,183

Long-term investments	17,877	11,382

Investment in unconsolidated joint ventures	4,695	4,901

Other assets	2,970	10,294

Total assets	$171,493	$218,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,697	$16,157

Accrued expenses	19,904	20,141

Revolving line of credit	3,526	5,450

Income taxes payable	41	—

Total current liabilities	38,168	41,748

Deferred compensation	1,106	972

Deferred income taxes	579	3,945

Accrued restructuring expenses	3,109	2,604

Other long-term obligations	1,735	1,521

Total long-term liabilities	6,529	9,042

Minority interest	1,117	1,266

Shareholders’ Equity:

Preferred stock, no par value, 10 million shares authorized; none issued and outstanding	—	—

Common stock, no par value, 100,000 shares authorized; issued and outstanding – 51,831 at January 28, 2001 and 53,725 at July 29, 2001	85,060	114,390

Unearned compensation	(188)	(163)

Notes receivable, employees	(2,349)	(2,958)

Nonqualified employee benefit plan asset	(126)	(138)

Nonqualified employee benefit plan liability	126	138

Accumulated other comprehensive income	609	668

Cumulative translation adjustment	—	17

Retained earnings	42,547	54,181

Total shareholders’ equity	125,679	166,135

Total liabilities and shareholders’ equity	$171,493	$218,191

The accompanying condensed notes are an integral part of these consolidated financial statements.

     Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	July 30,	July 29,	July 30,	July 29,
	2000	2001	2000	2001

	(Restated)		(Restated)

Total revenues	$70,060	$89,545	$140,930	$177,466

Operating expenses	58,286	72,683	117,450	143,878

General and administrative expenses	4,566	5,966	9,001	12,188

Depreciation and amortization	1,581	1,952	3,176	3,824

Income from operations	5,627	8,944	11,303	17,576

Interest income	547	825	778	1,840

Interest expense	(40)	(128)	(520)	(167)

Equity loss in joint ventures	(220)	(33)	(600)	(204)

Minority interest in consolidated joint ventures	(138)	(66)	(251)	(241)

Other expenses	—	—	—	(39)

Income before income taxes	5,776	9,542	10,710	18,765

Provision for income taxes	2,192	3,627	4,093	7,131

Net income	$3,584	$5,915	$6,617	$11,634

Basic earnings per share	$0.07	$0.11	$0.14	$0.22

Diluted earnings per share	$0.06	$0.10	$0.13	$0.20

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands)

						Nonqualified
					Nonqualified	Employee	Accumulated
	Common			Notes	Employee	Benefit	Other	Cumulative		Total
	Stock	Common	Unearned	Receivable-	Benefit	Plan	Comprehensive	Translation	Retained	Shareholders'
	Shares	Stock	Compensation	Employees	Plan Asset	Liability	Income	Adjustment	Earnings	Equity

Balance at January 28, 2001	51,832	$85,060	$(188)	$(2,349)	$(126)	$126	$609	$—	$42,547	$125,679

Net income for the six months ended July 29, 2001									11,634	11,634

Change in unrealized holding gain							59			59

Cumulative translation adjustment								17		17

Total comprehensive income										11,710

Proceeds from public offering	1,086	17,202								17,202

Exercise of stock options, including tax benefit of $3,867	638	7,066								7,066

Acquisition of associate market	115	4,183								4,183

Adjustment of nonqualified employee benefit plan investments					(12)	12				—

Issuance of stock for notes receivable	54	879		(879)						—

Collection of notes receivable				270						270

Compensation expense			25							25

Balance at July 29, 2001	53,725	$114,390	$(163)	$(2,958)	$(138)	$138	$668	$17	$54,181	$166,135

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended

	July 30,	July 29,
	2000	2001

	(Restated)
Cash Flow from Operating Activities:

Net income	$6,617	$11,634

Items not requiring (providing) cash:

Depreciation and amortization	3,176	3,824

Loss on disposal of property and equipment, net	3	39

Compensation expense related to restricted stock awards	—	25

Deferred income taxes	(333)	1,954

Tax benefit from exercise of nonqualified stock options	—	3,867

Equity loss in joint ventures	600	204

Minority interest	251	241

Change in assets and liabilities:

Receivables	(4,474)	(2,036)

Inventories	(1,053)	(21)

Prepaid expenses	1,778	(1,579)

Income taxes, net	1,971	(1,515)

Accounts payable	3,119	1,460

Accrued restructuring expenses	(50)	(505)

Accrued expenses	3,898	189

Deferred compensation and other long-term obligations	(198)	(348)

Net cash provided by operating activities	15,305	17,433

Cash Flow from Investing Activities:

Purchase of property and equipment	(8,387)	(18,880)

Proceeds from disposal of property and equipment	6	9

Acquisition of associate markets, net of cash acquired	—	(4,859)

(Increase) decrease in investments, net	(27,001)	5,922

Increase in investments in unconsolidated joint ventures	(3,375)	(1,261)

Increase in other assets	(3,787)	(1,739)

Net cash used for investing activities	(42,544)	(20,808)

Cash Flow from Financing Activities:

Proceeds from stock offering, net	65,637	17,202

Proceeds from exercise of stock options	—	3,199

Minority interest	451	(93)

Repayment of long-term debt	(22,901)	—

Net borrowings from revolving line of credit	—	1,924

Cash dividends paid	(7,005)	—

Collection of notes receivable	—	270

Net cash provided by financing activities	36,182	22,502

Net increase in cash and cash equivalents	8,943	19,127

Cash and cash equivalents at beginning of period	3,183	7,026

Cash and cash equivalents at end of period	$12,126	$26,153

Supplemental schedule of non-cash investing and financing activities:

Issuance of stock to Krispy Kreme Profit-Sharing Ownership Plan	$3,039	$—

Issuance of stock in conjunction with acquisition of associate market	$—	$4,183

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Organization and Purpose

Krispy Kreme Doughnuts, Inc. (the “Company”) was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation (“KKDC”). Subject to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme Doughnuts, Inc. on April 4, 2000. Each shareholder received 20 shares of Krispy Kreme Doughnuts, Inc. common stock and $15 cash for each share of KKDC common stock they held. As a result of the merger, KKDC became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc. Krispy Kreme Doughnuts, Inc. completed a public offering of its common stock on April 10, 2000 by selling 3,450,000 common shares at a price of $21 per share.

For purposes of computing earnings per share, the number of common shares have been restated to reflect a two-for-one stock split paid in the form of a stock dividend effective March 19, 2001 to shareholders of record as of March 5, 2001 and a two-for-one stock split paid in the form of a stock dividend effective June 14, 2001 to shareholders of record as of May 29, 2001. All references to the number of shares, per share amounts, cash dividends and any other reference to the shares in the Consolidated Financial Statements and all subsequent references in the accompanying Notes to the Consolidated Financial Statements (“Notes”), unless otherwise noted, have been adjusted to reflect the splits on a retroactive basis. Previously awarded stock options, restricted stock and other stock awards or programs, and all other agreements payable in Krispy Kreme Doughnuts, Inc. common stock have been adjusted or amended to reflect the splits.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles.

The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results.

Equity and Consolidation Methods of Accounting

Investments in 20% to 49.9% percent owned affiliates are generally accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. Investments of 50% or greater in affiliates are generally consolidated due to the Company having the ability to exercise control over the affiliate. The portion not owned by the Company is shown as minority interest in consolidated subsidiary companies.

Comprehensive Income

Total comprehensive income for the three and six months ended July 29, 2001 was $5,917 and $11,710, respectively, and for the three and six months ended July 30, 2000 was $3,666 and $6,645, respectively.

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

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of July 29, 2001, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 8) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sales for on-premises sales and at the time of delivery for off-premises sales.

•	Franchise Operations revenue is derived from (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees as a percentage of sales. Development and franchise fees are charged for certain new stores and are not recognized as income until the store is opened. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnutmaking equipment, mix and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements” in the fourth quarter of fiscal 2001. The adoption of SAB 101 resulted in a restatement of the first three quarters of fiscal 2001 for a change in accounting policy for revenue recognition. The change had an insignificant impact on annual sales and net income but did result in a shift in sales and earnings among the quarterly periods. The change had no effect on earnings per share in any of the quarterly periods. A summary of the SAB 101 adjustment is as follows:

(in thousands)	Total revenues	Net Income

First quarter	$(131)	$(19)
Second quarter	66	9
Third quarter	(12)	(1)
Fourth quarter	(130)	(16)

	$(207)	$(27)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted the provisions of this pronouncement for all business combinations subsequent to June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001, the Company’s first quarter of fiscal year 2003. However, goodwill and other intangibles arising from acquisitions subsequent to June 30, 2001 will be accounted for under the provisions of this statement, including non amortization of goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. There may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. The Company has adopted the non-amortization provision for all acquisitions with a closing date subsequent to June 30, 2001. Management is currently evaluating the effects of the other provisions of this Statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, the Company’s first quarter of fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

Reclassifications

Certain reclassifications of the fiscal 2001 Consolidated Financial Statements have been made to conform to the fiscal 2002 presentation.

Note 3: Investments

The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Holding Gains	Holding Losses	Value

January 28, 2001
Certificates of deposit	$5,000	$—	$—	$5,000
U.S. government notes	4,996	73	(20)	5,049

Federal government agencies	18,900	458	(50)	19,308

Corporate debt securities	6,475	151	(3)	6,623

Total	$35,371	$682	$(73)	$35,980

July 29, 2001
Certificates of deposit	$3,000	$—	$—	$3,000
U.S. government notes	4,999	70	(47)	5,022

Federal government agencies	13,932	478	(69)	14,341

Corporate debt securities	6,475	255	(15)	6,715

Other bonds	1,043	—	(4)	1,039

Total	$29,449	$803	$(135)	$30,117

Maturities of investments were as follows at July 29, 2001:

	Amortized	Fair
(In thousands)	Cost	Value

Due within one year	$18,487	$18,735

Due after one year through five years	10,962	11,382

Total	$29,449	$30,117

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

	Distribution	Equipment	Mix	Company
(In thousands)	Center	Department	Department	Stores	Total

January 28, 2001
Raw materials	$—	$1,756	$475	$1,578	$3,809
Work in progress	—	248	—	—	248

Finished goods	880	1,435	13	—	2,328

Purchased merchandise	4,981	—	—	641	5,622

Manufacturing supplies	—	—	24	—	24

Totals	$5,861	$3,439	$512	$2,219	$12,031

July 29, 2001
Raw materials	$113	$2,122	$673	$1,410	$4,318
Work in progress	—	—	—	—	—

Finished goods	772	1,468	11	—	2,251

Purchased merchandise	4,843	—	—	674	5,517

Manufacturing supplies	—	—	48	—	48

Totals	$5,728	$3,590	$732	$2,084	$12,134

Note 5: Property and Equipment

Property and equipment consist of the following:

	January 28,	July 29,
(In thousands)	2001	2001

Land	$11,144	$12,438

Buildings	29,637	36,529

Machinery and equipment	65,119	74,674

Leasehold improvements	10,440	12,931

Construction in progress	556	1,749

	116,896	138,321

Less: accumulated depreciation	38,556	42,138

Property and equipment, net	$78,340	$96,183

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	January 28,	July 29,
(In thousands)	2001	2001

Salaries and wages	$5,728	$3,125

Restructuring expenses	1,022	1,022

Deferred revenue	2,042	2,227

Profit-sharing stock ownership plan contribution	2,075	1,600

Casualty insurance	1,925	2,752

Advertising fund	1,353	1,053

Personal property taxes	730	1,258

Other	5,029	7,104

Total	$19,904	$20,141

Note 7: Earnings per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares. The treasury stock method is used to calculate dilutive shares. This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised, the proceeds of the tax benefits recognized by the Company in conjunction with nonqualified stock plans and from the amounts of unearned compensation associated with the restricted shares.

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Six months ended

	July 30,	July 29,	July 30,	July 29,
(In thousands)	2000	2001	2000	2001

Basic shares outstanding	51,740	53,604	46,596	53,370

Effect of dilutive securities:

Stock options	4,556	4,848	4,212	4,746

Restricted stock	—	5	—	7

Diluted shares outstanding	56,296	58,457	50,808	58,123

Stock options in the amount of 92,574 shares for the six months ended July 29, 2001 and 40,000 shares for the six months ended July 30, 2000 have been excluded from the diluted shares calculation as the inclusion of these options would be antidilutive. There were no stock options for the three months ended July 29, 2001 and July 30, 2000, respectively that would be antidilutive.

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

The Franchise Operations segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of those stores; and direct general and administrative expenses.

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

Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Six months ended

	July 30,	July 29,	July 30,	July 29,
(in thousands)	2000	2001	2000	2001

Revenues:

Company store operations	$51,484	$61,496	$102,440	$122,190

Franchise operations	2,298	3,215	4,298	6,221

KKM&D	45,491	62,118	92,413	120,582

Intercompany sales eliminations	(29,213)	(37,284)	(58,221)	(71,527)

Total revenues	$70,060	$89,545	$140,930	$177,466

Operating Income (Loss):

Company store operations	$6,675	$9,422	$13,335	$18,835

Franchise operations	1,451	2,034	2,451	4,002

KKM&D	2,334	3,808	5,052	7,631

Unallocated general and administrative expenses	(4,833)	(6,320)	(9,535)	(12,892)

Total operating income	$5,627	$8,944	$11,303	$17,576

Depreciation and Amortization Expenses:

Company store operations	$1,227	$1,472	$2,468	$2,869

Franchise operations	18	18	36	36

KKM&D	69	108	138	216

Corporate administration	267	354	534	703

Total depreciation and amortization expenses	$1,581	$1,952	$3,176	$3,824

Note 9: Joint Ventures

From time to time, the Company enters into joint ventures with partners to develop and operate Krispy Kreme stores. The Company’s ownership percentage of the joint venture determines whether or not the joint venture results are consolidated with the Company. See “Equity and Consolidation Methods of Accounting” under Note 2 – Summary of Significant Accounting Policies.

Consolidated Joint Ventures

On March 23, 2001, the Company entered into a joint venture to develop the Philadelphia, Pennsylvania market. The Company invested $167,000 as preliminary funding for a 70% interest. The remainder of the funding is expected to occur in the third quarter of fiscal 2002. The financial statements of this joint venture are consolidated in the results of the Company. As of July 29, 2001, the Company had invested in three consolidated joint ventures.

Equity Method Joint Ventures

During the first quarter of fiscal 2002, the Company invested in one additional joint venture as a minority interest partner. Ownership in this joint venture is 22.33%. Investment in this joint venture has been made in the form of a capital contribution. As of July 29, 2001, the Company had invested in five joint ventures, including a Canadian joint venture, as a minority interest partner and had recorded investments in equity method joint ventures of $2,709,000 and outstanding notes receivable of $2,192,000 in these joint ventures. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the Consolidated Balance Sheet.

Note 10: Legal Contingencies

On March 9, 2000, a lawsuit was filed against the Company, a member of management, and Golden Gate Doughnuts, LLC, a franchisee of the Company, in the Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower court’s decision within the time permitted by law. Plaintiffs may now initiate arbitration proceedings in North Carolina but have not yet done so. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. The Company believes that the allegations are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on its consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Note 11: Restructuring

	Lease	Accrued	Total
(In thousands)	Liabilities	Expenses	Accrual

Balance at January 28, 2001	$3,652	$479	$4,131

Reductions	(477)	(28)	(505)

Balance at July 29, 2001	$3,175	$451	$3,626

Reductions in Lease Liabilities represent ongoing lease payments on remaining lease obligations.

Note 12: Acquisitions

During the second quarter, the Company acquired the Savannah, GA and Charleston, SC markets by purchasing the rights to these markets from the Associate Franchisee operators. The Company acquires market rights from either Associate or Area Developer Franchisees when there are synergies with existing Company-owned operations or when there are opportunities to expand the operations within a market.

Each of these acquisitions was a purchase of assets and was accounted for using the guidance in either APB Opinion No. 16, “Business Combinations” and Statement of Financial Accounting Standards No. 141, “Business Combinations” depending on the date of the acquisition. The total purchase price paid for these acquisitions was $9,042,000 consisting of cash of $4,859,000 and stock of $4,183,000. Total goodwill associated with the acquisitions was $5,798,000. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with acquisitions completed on or before June 30, 2001 will be amortized for the remainder of the current fiscal year and thereafter will be tested for impairment, generally on an annual basis. The goodwill associated with acquisitions completed after June 30, 2001 will not be amortized but will be tested for impairment, generally on an annual basis. Neither of these acquisitions had a material impact on Company store revenues or Company store operating income for the quarter or six-month period presented.

Effective the first day of the third quarter, the Company acquired the Baltimore, MD market by purchasing the rights to this market from the Area Developer Franchisee. The total consideration paid was $15,523,000 and goodwill associated with this acquisition was $10,270,000.

Note 13: Other Events

In February 2001, the Company completed a follow-on public offering of 10,400,000 shares of common stock at a price of $16.75 per share. The 10,400,000 shares included a 1,200,000 share over-allotment option exercised by the underwriters. Of the 10,400,000 shares, 9,313,300 were sold by selling shareholders and 1,086,700 were sold by the Company. Net proceeds to the Company were $17.2 million.

On February 5, 2001, the Company purchased a 104,000 square foot manufacturing facility in Winston-Salem for approximately $3.3 million. The Company completed the relocation of its equipment manufacturing and training facilities from its previous location in Winston-Salem to this new facility in the second quarter of fiscal 2002.

On March 19, 2001, the Company announced its intention to build an additional mix and distribution facility in Effingham, Illinois with an approximate cost of $30 million. The 187,000 square foot facility will provide 116,000 square feet for a new distribution center and 47,000 square feet for the blending and packaging of prepared doughnut mixes. Effingham was selected due to its proximity to major highway and rail intersections. The Midwestern markets, as well as the western half of North America, are expected to be served from this facility. This facility will be financed through a synthetic lease arrangement with a bank. Therefore, most of the costs incurred in building and furnishing this facility, including interest costs associated with the synthetic lease facility, will not appear as capital expenditures in the Company’s consolidated financial statements.

On May 17, 2001, the Company’s common stock began trading on the New York Stock Exchange under the symbol “KKD.” The common stock previously traded on the Nasdaq National Market under the symbol “KREM.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain certain forward-looking statements that are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to: the Company’s ability to continue and manage growth; delays in store openings; the quality of franchise store operations; the price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Krispy Kreme’s periodic reports, proxy statement and other information statements filed with the Securities and Exchange Commission.

Company Overview and Industry Outlook

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 4000 dozen to over 10,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. “Branded” refers to products sold bearing the Krispy Kreme brand name and is the primary way we are expanding our off-premises sales. “Unbranded” products are sold unpackaged from the retailer’s display case. “Private label” refers to products that carry the retailer’s brand name or some other non-Krispy Kreme brand and is a declining portion of our business.

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution (KKM&D) business unit produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates two distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

•	Maintain the consistency and quality of the products throughout the system

•	Utilize volume buying power which helps lower the cost of supplies to each of our stores

•	Enhance our profitability

We expect doughnut industry sales to continue growing. We believe growth in the fragmented doughnut market will be aided by a variety of factors, including a shift from food consumed at home to food consumed away from home and increased snack food consumption.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also have entered and intend to enter into additional joint ventures with some of our franchisees. As of July 29, 2001, there were a total of 190 Krispy Kreme stores nationwide consisting of 70 company-owned, 50 Associate Franchise stores and 70 Area Developer Franchise stores. Throughout the remainder of fiscal 2002, we anticipate opening approximately 23 additional new stores under existing agreements, most of which are expected to be franchise stores.

As we expand the Krispy Kreme concept, we will incur infrastructure costs in the form of additional personnel to support the expansion, and additional facilities costs to provide mixes, equipment and other items necessary to support and operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.

Results of Operations

In order to facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment activities.

•	Overview. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

•	Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows.

•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

•	Franchise Operations. Represents the results of our franchise program. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay

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

•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment that all of our stores are required to purchase. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, Krispy Kreme coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest expense, interest income, equity loss in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Six months ended

	July 30,	July 29,	July 30,	July 29,
	2000	2001	2000	2001

Statement of Operations Data:

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses	83.2	81.2	83.3	81.1

General and administrative expenses	6.5	6.7	6.4	6.9

Depreciation and amortization expenses	2.3	2.2	2.3	2.2

Income from operations	8.0	9.9	8.0	9.8

Interest income	0.8	0.9	0.6	1.0

Interest expense	(0.1)	(0.1)	(0.4)	(0.1)

Equity loss in joint ventures	(0.3)	—	(0.4)	(0.1)

Minority interest in consolidated joint ventures	(0.2)	(0.1)	(0.2)	(0.1)

Income before income taxes	8.2	10.6	7.6	10.5

Provision for income taxes	3.1	4.1	2.9	4.0

Net income	5.1%	6.5%	4.7%	6.5%

(in thousands)
Operating Data:
Systemwide sales	$107,706	$144,313	$211,053	$284,663

Increase in comparable store sales:

Company-owned		11.9%		12.5%

Systemwide		13.1%		12.3%

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

	Three months ended		Six months ended

	July 30,	July 29,	July 30,	July 29,
	2000	2001	2000	2001

Revenues by Business Segment:

Company store operations	73.5%	68.7%	72.7%	68.9%

Franchise operations	3.3	3.6	3.0	3.5

Support operations	23.2	27.7	24.3	27.6

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:

Company store operations	84.7%	82.3%	84.6%	82.2%

Franchise operations	36.1%	36.2%	42.1%	35.1%

Support operations	85.2%	84.2%	84.8%	84.0%

Total operating expenses	83.2%	81.2%	83.3%	81.1%

Three months ended July 29, 2001 compared with three months ended July 30, 2000

Overview

Systemwide sales for the quarter increased 34.0% to $144.3 million compared to $107.7 million in the second quarter of the prior year. The increase was comprised of an increase of 19.4% in company store sales which increased to $61.5 million and an increase of 47.3% in franchise store sales which increased to $82.8 million. During the quarter, seven new franchise stores and four new company stores were opened and one franchise store was closed for a net increase of ten stores. Additionally, three Associate Franchise stores became Company stores via the acquisition of Associate markets. The total number of stores at the end of the quarter was 190. Of those, 50 are Associate Franchise stores, 70 are Area Developer Franchise stores and 70 are company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 13.1% increase in our systemwide comparable store sales.

Total company revenues increased 27.8% to $89.5 million in the second quarter of fiscal 2002 compared with $70.1 million in the second quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 19.4% to $61.5 million, Franchise Operations revenue increases of 39.9% to $3.2 million and KKM&D revenue, excluding intercompany sales, increases of 52.6% to $24.8 million. Net income for the quarter was $5.9 million versus $3.6 million a year ago, representing an increase of 65.0%. Diluted earnings per share were $0.10, an increase of 57.8% over the second quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $61.5 million in the second quarter of fiscal 2002 from $51.5 million in the second quarter of fiscal 2001, an increase of 19.4%. Comparable store sales increased by 11.9%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $5.9 million and total off-premises sales increased approximately $4.1 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Additionally, a 2% retail price increase was implemented during the first quarter of fiscal 2002. Company store on-premises sales were also positively impacted by the sales of the six stores in the Northern California market. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $50.6 million in the second quarter of fiscal 2002 from $43.6 million in the same quarter of fiscal 2001, an increase of 16.1%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 82.3% in second quarter of fiscal 2002 compared with 84.7% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization and a reduction in shrink. Slightly offsetting the improved operating efficiencies was an increase in labor rate costs.

The acquisition of the Associate markets during the quarter did not have a material impact on Company Store Operations revenues or operating expenses.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the second quarter of fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $3.2 million in the second quarter of fiscal 2002 from $2.3 million in the second quarter of the prior year, an increase of 39.9%. The growth in revenue was primarily due to the opening of thirteen new franchise stores in the first six months of fiscal 2002, as well as the impact of opening 28 new franchise stores during fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $1.2 million in the second quarter of fiscal 2002 from $1.0 million in the second quarter of fiscal 2001. As a percentage of Franchise Operations revenues, franchise operating expenses were 36.2% in the second quarter of the current year compared with 36.1% in the second quarter of the prior year. Operating expenses, as a percentage of revenue, has remained consistent during the second quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept across the country.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $24.8 million in the second quarter of fiscal 2002 from $16.3 million in the same quarter of fiscal 2001, an increase of 52.6%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 28 new franchise stores in fiscal 2001; the opening of thirteen new franchise stores in the first six months of fiscal 2002; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $20.9 million in second quarter of fiscal 2002 from $13.9 million in second quarter of fiscal 2001, an increase of 50.8%. KKM&D operating expenses as a percentage of KKM&D revenues were 84.2% in the second quarter of the current year compared with 85.2% in the second quarter of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Partially offsetting these operating efficiencies were costs incurred in the quarter in relocating our equipment manufacturing facility to a larger facility.

Other

General and Administrative Expenses. General and administrative expenses increased to $6.0 million in the second quarter of fiscal 2002 from $4.6 million in the second quarter of fiscal 2001, an increase of 30.7%. General and administrative expenses as a percentage of total revenues for the second quarter were 6.7% in fiscal 2002 compared with 6.5% in fiscal 2001. The growth in general and administrative expenses is due to increased prototype expenses, increased head count and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.0 million in the second quarter of fiscal 2002 from $1.6 million in the second quarter of the prior year, an increase of 23.5%. Depreciation and amortization expenses as a percentage of total revenues for the second quarter were 2.2% in fiscal 2002 compared with 2.3% in fiscal 2001. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income increased in the second quarter of fiscal 2002 as a result of the investment of proceeds from our follow-on public offering completed early in February 2001. Approximately, $53.9 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the second quarter resulting in interest income of $825,000 for the quarter.

Interest Expense. Interest expense increased in second quarter of fiscal 2002 over the same quarter of the prior year. This increase is a result of the increased borrowings by our Area Developer who is developing the Northern California market. As we own 59% of this market, the results are consolidated into our financial results.

Equity Loss in Joint Ventures. These expenses consist of the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $3.6 million in the second quarter of fiscal 2002 representing a 38.0% effective rate compared to $2.2 million, or 38.0%, in the second quarter of the prior year.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Six months ended July 29, 2001 compared with six months ended July 30, 2000

Overview

Systemwide sales for the six months increased 34.9% to $284.7 million compared to $211.1 million in the same period of the prior year. The increase was comprised of an increase of 19.3% in company store sales which increased to $122.2 million and an increase of 49.6% in franchise store sales which increased to $162.5 million. During the first six months of the year, thirteen new franchise stores and four new company stores were opened and one franchise store was closed. Additionally, three Associate Franchise stores became Company stores via the acquisition of Associate markets. The total number of stores at the end of the six months was 190. Of those, 50 are Associate Franchise stores, 70 are Area Developer Franchise stores and 70 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 12.3% increase in our systemwide comparable store sales.

Total company revenues increased 25.9% to $177.5 million in the first six months of fiscal 2002 compared with $140.9 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 19.3% to $122.2 million, Franchise Operations revenue increases of 44.7% to $6.2 million and KKM&D revenue, excluding intercompany sales, increases of 43.5% to $49.1 million. Net income for the six months was $11.6 million versus $6.6 million a year ago, representing an increase of 75.8%. Diluted earnings per share were $0.20, an increase of 53.8% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $122.2 million in the first six months of fiscal 2002 from $102.4 million in the same period of fiscal 2001, an increase of 19.3%. Comparable store sales increased by 12.5%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $10.1 million and total off-premises sales increased approximately $9.6 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Additionally, a 2% retail price increase was implemented during the first quarter of fiscal 2002. Company store on-premises sales were also positively impacted by the sales of the six stores in the Northern California market. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results. Our company stores also benefited from an expanded product offering with one grocery store chain in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $100.5 million in the first six months of fiscal 2002 from $86.6 million in the same period of fiscal 2001, an increase of 16.0%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 82.2% in first half of fiscal 2002 compared with 84.6% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement.

The acquisition of the Associate markets did not have a material impact on Company Store Operations revenues or operating expenses for the six month period.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first six months of fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $6.2 million in the first six months of fiscal 2002 from $4.3 million in the first half of the prior year, an increase of 44.7%. The growth in revenue was primarily due to the opening of thirteen new franchise stores in the first six months of fiscal 2002, as well as the impact of opening 28 new franchise stores during fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased slightly to $2.2 million in the first half of fiscal 2002 compared to $1.8 million in the same period of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 35.1% in the first six months of the current year compared with 42.1% in the first six months of the prior year. Consistent with the prior year, the decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As our personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs. Additionally, the amount of support that we provide for each Area Developer group’s store openings decline with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $49.1 million in the first six months of fiscal 2002 from $34.2 million in the same period of fiscal 2001, an increase of 43.5%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 28 new franchise stores in fiscal 2001; the opening of thirteen new franchise stores in the first six months of fiscal 2002; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $41.2 million in first six months of fiscal 2002 from $29.0 million in first half of fiscal 2001, an increase of 42.1%. KKM&D operating expenses as a percentage of KKM&D revenues were 84.0% in the first six months of the current year compared with 84.8% in the first half of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed.

Other

General and Administrative Expenses. General and administrative expenses increased to $12.2 million in the first six months of fiscal 2002 from $9.0 million in the first six months of fiscal 2001, an increase of 35.4%. General and administrative expenses as a percentage of total revenues for the first six months were 6.9% in fiscal 2002 compared with 6.4% in fiscal 2001. The growth in general and administrative expenses is due to increased prototype expenses, increased head count and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $3.8 million in the first six months of fiscal 2002 from $3.2 million in the first six months of the prior year, an increase of 20.4%. Depreciation and amortization expenses as a percentage of total revenues for the first six months were 2.2% in fiscal 2002 compared with 2.3% in fiscal 2001. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income increased in the first six months of fiscal 2002 as a result of the investment of proceeds from our initial public offering received in mid-April 2000, as well as the investment of proceeds from our follow-on public offering completed early in February 2001. Approximately, $53.9 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the quarter resulting in interest income of $1.8 million for the six months. Because of the timing of our initial public offering, these types of investments were not held for the entire first six months of fiscal 2001.

Interest Expense. Interest expense decreased in the first six months of fiscal 2002 over the same quarter of the prior year. This decrease is a direct result of paying off substantially all our debt in mid-April 2000 after the completion of our initial public offering.

Equity Loss in Joint Ventures. These expenses consist of the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $7.1 million in the first six months of fiscal 2002 representing a 38.0% effective rate compared to $4.1 million, or 38.2%, in the first six months of the prior year.

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

We funded our capital requirements for the first six months of fiscal 2002 primarily through cash flow generated from operations, as well as proceeds from the initial public offering completed in April 2000 and follow on public offering completed in early February 2001.

Net cash flow from operations was $17.4 million in the first six months of fiscal 2002 and $15.3 million in the first six months of fiscal 2001. Operating cash flow has benefited from an improvement in our net income. Operating cash flow in the first six months of fiscal 2002 has been negatively impacted by additional investments in working capital, primarily accounts receivable and prepaid expenses as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. The timing of our tax payments and tax deductions has also negatively impacted operating cash flows in the first six months of fiscal 2002. Offsetting the additional working capital investments are increases in accounts payable and accrued expenses due to the timing of payments associated with each of these items.

Net cash used for investing activities was $20.8 million in the first six months of fiscal 2002 and $42.5 million in the first six months of the prior year. Investing activities in fiscal 2002 primarily consist of capital expenditures for property, plant and equipment, additional investments in joint ventures with partners to develop and operate Krispy Kreme stores, and the acquisition of two associate markets. In fiscal 2001, investing activities consisted of approximately $36.0 million of investment purchasing using proceeds from the initial public offering and cash flow generated from operations, capital expenditures for property, plant and equipment, and investments in joint ventures. Capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing stores and equipment and development of new stores.

Net cash provided by financing activities was $22.5 million in the first six months of fiscal 2002 and $36.2 million in the first six months of fiscal 2001. Our financing activities in the first half of fiscal 2002 consisted primarily of the completion of our follow-on public offering and exercise of stock options. The follow-on public offering was for 10,400,000 shares of common stock, 9,313,300 were sold by selling shareholders and 1,086,700 were sold by the Company with net proceeds to the Company of $17.2 million. Financing activities in the first six months of fiscal 2001 consisted primarily of the completion of our initial public stock offering; repayment of borrowings; a dividend to our pre-initial public offering shareholders; and issuance of stock to the company’s stock ownership plan.

In the next five years, we plan to use cash primarily for the following activities:

•	Adding mix production and distribution capacity to support expansion

•	Remodeling and relocation of selected older company stores

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2001, we primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. We are in the process of extending our bank agreement for an additional 24 months with our primary bank. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

•	Slowing our plans to remodel and relocate older company-owned stores

•	Reducing the number and amount of joint venture investments in area developer

•	Slowing the building of our infrastructure in both personnel and facilities

We conduct some of our corporate and store operations from leased facilities and lease certain equipment under operating leases. Generally, these have initial lease periods of five to 18 years, and contain provisions for renewal options of five to ten years.

In May 2001, we began construction on a new mix and distribution facility in Effingham, Illinois with an approximate cost of $30 million. This facility will be financed through a synthetic lease arrangement with a bank. The bank will fund the cost of the facility, including interest, until its completion in the first half of fiscal 2003. At that time, the Company will begin making monthly lease payments to the bank.

Inflation

We do not believe that inflation has had a material impact on our results of operations in recent years. However, we cannot predict what effect inflation may have on our results of operations in the future.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations”. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted the provisions of this pronouncement for all business combinations subsequent to June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001, the Company’s first quarter of fiscal year 2003. Acquisitions with an acquisition date subsequent to June 30, 2001 should adopt the provisions of this Statement during the current fiscal year. SFAS no. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. There may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. The Company has adopted the non-amortization provision for all acquisitions with a closing date subsequent to June 30, 2001. Management is currently evaluating the effects of the other provisions of this Statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, the Company’s first quarter of fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. Our Northern California Area Developer is in the process of closing a new credit facility with a bank. The facilities under this agreement, a revolving line of credit and a term loan, bear interest at LIBOR plus 125 basis points. We will guarantee 59% of this facility. This facility should be closed in the third quarter of Fiscal 2002. The interest cost of our bank debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

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

Part II. Other Information

Item 1. Legal Proceedings

On March 9, 2000, we, our Chairman, President and Chief Executive Officer and other persons were named as defendants in a lawsuit (KEVIN L. BOYLAN AND BRUCE NEWBERG V. GOLDEN GATE DOUGHNUTS, LLC, KRISPY KREME DOUGHNUT CORPORATION, KRISPY KREME DOUGHNUTS, INC., SCOTT LIVENGOOD, BRAD BRUCKMAN AND DOES 1 THROUGH 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that we and other defendants breached an agreement regarding plaintiffs’ participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although we had been in discussions with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s discussion within the time permitted by law. Plaintiffs may now initiate arbitration proceedings in North Carolina but have not yet done so. Regardless of how plaintiffs may proceed, we believe the complaint has no merit and will vigorously defend the lawsuit either in the California courts or before an arbitrator, as the case may be. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment and their time for doing so has expired.

Item 2. Changes in Securities and Use of Proceeds

On July 13, 2001, the Company issued 115,763 shares of its common stock in connection with its acquisition of the Charleston, South Carolina market from the Associate Franchisee operators. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – There are no exhibits.

b)	Reports on Form 8-K – There were no Form 8-K filings.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC. (Registrant)

Date: September 12, 2001	By:	/s/ SCOTT A. LIVENGOOD

Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: September 12, 2001	By:	/s/ JOHN W. TATE

John W. Tate Chief Financial Officer and President of KKM&D (principal financial and accounting officer)