Form 10-Q
period 2001-10-28
KRISPY KREME DOUGHNUTS INC
filed 2001-12-12
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 30, 2001

Common stock at no par value	54,100,823 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended October 28, 2001

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	January 28,	October 28,
	2001	2001

ASSETS

Current Assets:

Cash and cash equivalents	$7,026	$22,734

Short-term investments	18,103	14,823

Accounts receivable, less allowance for doubtful accounts of $1,302 at January 28, 2001 and $1,955 at October 28, 2001	19,855	21,227

Accounts receivable, affiliates	2,599	6,977

Other receivables	2,279	2,572

Inventories	12,031	14,206

Prepaid expenses	1,909	3,614

Income taxes refundable	—	2,578

Deferred income taxes	3,809	5,321

Total current assets	67,611	94,052

Property and equipment, net	78,340	108,435

Long-term investments	17,877	7,340

Investment in unconsolidated joint ventures	4,695	4,647

Other assets	2,970	21,604

Total assets	$171,493	$236,078

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$14,697	$18,128

Accrued expenses	19,904	22,132

Revolving line of credit	3,526	10,326

Income taxes payable	41	14

Total current liabilities	38,168	50,600

Deferred compensation	1,106	990

Deferred income taxes	579	2,862

Accrued restructuring expenses	3,109	2,351

Other long-term obligations	1,735	1,924

Total long-term liabilities	6,529	8,127

Minority interest	1,117	1,528

Shareholders’ Equity:

Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value, 100,000 shares authorized; issued and outstanding – 51,832 at January 28, 2001 and 53,968 at October 28, 2001	85,060	117,367

Unearned compensation	(188)	(149)

Notes receivable, employees	(2,349)	(2,725)

Nonqualified employee benefit plan asset	(126)	(138)

Nonqualified employee benefit plan liability	126	138

Accumulated other comprehensive income	609	695

Cumulative translation adjustment	—	(26)

Retained earnings	42,547	60,661

Total shareholders’ equity	125,679	175,823

Total liabilities and shareholders’ equity	$171,493	$236,078

     The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	October 29,	October 28,	October 29,	October 28,
	2000	2001	2000	2001

	(Restated)		(Restated)
Total revenues	$77,897	$99,804	$218,827	$277,270

Operating expenses	65,316	80,177	182,766	224,055

General and administrative expenses	5,059	7,023	14,060	19,211

Depreciation and amortization	1,811	2,131	4,987	5,955

Income from operations	5,711	10,473	17,014	28,049

Interest income	767	679	1,545	2,519

Interest expense	(47)	(75)	(567)	(242)

Equity loss in joint ventures	(64)	(212)	(664)	(416)

Minority interest in consolidated joint ventures	(152)	(358)	(403)	(599)

Other expenses	—	(56)	—	(95)

Income before income taxes	6,215	10,451	16,925	29,216

Provision for income taxes	2,363	3,971	6,456	11,102

Net income	$3,852	$6,480	$10,469	$18,114

Basic earnings per share	$0.07	$0.12	$0.20	$0.34

Diluted earnings per share	$0.07	$0.11	$0.20	$0.31

     The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)
(Unaudited)

	Common			Notes	Nonqualified
	Stock	Common	Unearned	Receivable -	Employee Benefit
	Shares	Stock	Compensation	Employees	Plan Asset

Balance at January 28, 2001	51,832	$85,060	$(188)	$(2,349)	$(126)

Net income for the nine months ended October 28, 2001

Change in unrealized holding gain

Cumulative translation adjustment

Total comprehensive income

Proceeds from public offering	1,086	17,202

Exercise of stock options, including tax benefit of $6,529	881	10,043

Acquisition of associate market	115	4,183

Adjustment of nonqualified employee benefit plan investments					(12)

Issuance of stock for notes receivable	54	879		(879)

Collection of notes receivable				503

Compensation expense			39

Balance at October 28, 2001	53,968	$117,367	$(149)	$(2,725)	$(138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nonqualified	Accumulated Other			Total
	Employee Benefit	Comprehensive	Cumulative	Retained	Shareholders'
	Plan Liability	Income	Translation	Earnings	Equity

Balance at January 28, 2001	$126	$609	$—	$42,547	$125,679

Net income for the nine months ended October 28, 2001				18,114	18,114

Change in unrealized holding gain		86			86

Cumulative translation adjustment			(26)		(26)

Total comprehensive income					18,174

Proceeds from public offering					17,202

Exercise of stock options, including tax benefit of $6,529					10,043

Acquisition of associate market					4,183

Adjustment of nonqualified employee benefit plan investments	12				—

Issuance of stock for notes receivable					—

Collection of notes receivable					503

Compensation expense					39

Balance at October 28, 2001	$138	$695	$(26)	$60,661	$175,823

The accompanying notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	October 29,	October 28,
	2000	2001
	(Restated)

Cash Flow from Operating Activities:

Net income	$10,469	$18,114

Items not requiring (providing) cash:

Depreciation and amortization	4,987	5,955

Loss on disposal of property and equipment, net	3	95

Compensation expense related to restricted stock awards	7	39

Deferred income taxes	204	771

Tax benefit from exercise of nonqualified stock options	—	6,529

Equity loss in joint ventures	664	416

Minority interest	403	599

Change in assets and liabilities:

Receivables	(4,013)	(5,411)

Inventories	(913)	(2,024)

Prepaid expenses	1,456	(1,705)

Income taxes, net	3,608	(2,605)

Accounts payable	314	3,431

Accrued expenses	7,586	1,270

Deferred compensation and other long-term obligations	(105)	73

Net cash provided by operating activities	24,670	25,547

Cash Flow from Investing Activities:

Purchase of property and equipment	(16,626)	(28,213)

Proceeds from disposal of property and equipment	1,251	217

Acquisition of associate and area developer markets, net of cash acquired	—	(20,571)

(Increase) decrease in investments, net	(36,376)	13,903

Increase in investments in unconsolidated joint ventures	(4,703)	(394)

Increase in other assets	(2,804)	(2,612)

Net cash used for investing activities	(59,258)	(37,670)

Cash Flow from Financing Activities:

Proceeds from stock offering, net	65,637	17,202

Proceeds from exercise of stock options	—	3,514

Minority interest	449	(188)

Repayment of long-term debt	(3,600)	—

Net (repayments) borrowings from revolving line of credit	(17,727)	6,800

Cash dividends paid	(7,005)	—

Collection of notes receivable	185	503

Net cash provided by financing activities	37,939	27,831

Net increase in cash and cash equivalents	3,351	15,708

Cash and cash equivalents at beginning of period	3,183	7,026

Cash and cash equivalents at end of period	$6,534	$22,734

Supplemental schedule of non-cash investing and financing activities:

Issuance of stock to Krispy Kreme Profit-Sharing Ownership Plan	$3,039	$—

Issuance of stock in conjunction with acquisition of associate market	$—	$4,183

Issuance of stock in exchange for employee notes receivable	$—	$879

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

Equity and Consolidation Methods of Accounting

Investments in 20% to 50% percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. Investments greater than 50% in affiliates are generally consolidated due to the Company having the ability to exercise control over the affiliate. The portion not owned by the Company is shown as minority interest in consolidated joint ventures.

Comprehensive Income

Total comprehensive income for the three and nine months ended October 28, 2001 was $6,464,000 and $18,174,000, respectively, and for the three and nine months ended October 29, 2000 was $3,972,000 and $10,606,000, respectively.

Investments

Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities, municipal securities and certificates of deposit and are included in short term and long term investments in the accompanying balance sheet. Certificates of deposit are carried at cost which approximates fair value. All other marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of October 28, 2001, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

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

	Total Revenues	Net Income
(in thousands)	Increase/(Decrease)	Increase/(Decrease)

First quarter	$(131)	$(19)

Second quarter	66	9

Third quarter	(12)	(1)

Fourth quarter	(130)	(16)

Total	$(207)	$(27)

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. However, goodwill and other intangibles arising from acquisitions subsequent to June 30, 2001 will be accounted for under the provisions of this Statement, including the non-amortization of goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. There may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. The Company has adopted the non-amortization provision for all acquisitions with a closing date subsequent to June 30, 2001. Management is currently evaluating the effects of the other provisions of this Statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. Management is currently evaluating the impact of the adoption of this Statement.

Reclassifications

Certain reclassifications of the fiscal 2001 Consolidated Financial Statements have been made to conform to the fiscal 2002 presentation.

Note 3: Investments

The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Holding Gains	Holding Losses	Value

January 28, 2001

Certificates of deposit	$5,000	$—	$—	$5,000

U.S. government notes	4,996	73	(20)	5,049

Federal government agencies	18,900	458	(50)	19,308

Corporate debt securities	6,475	151	(3)	6,623

Total	$35,371	$682	$(73)	$35,980

October 28, 2001

Federal government agencies	$13,950	$512	$(83)	$14,379

Corporate debt securities	6,475	302	(25)	6,752

Other bonds	1,043	—	(11)	1,032

Total	$21,468	$814	$(119)	$22,163

Maturities of investments were as follows at October 28, 2001:

(In thousands)	Amortized Cost	Fair Value

Due within one year	$14,500	$14,823

Due after one year through five years	6,968	7,340

Total	$21,468	$22,163

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total

January 28, 2001

Raw materials	$—	$1,756	$475	$1,578	$3,809

Work in progress	—	248	—	—	248

Finished goods	880	1,435	13	—	2,328

Purchased merchandise	4,981	—	—	641	5,622

Manufacturing supplies	—	—	24	—	24

Totals	$5,861	$3,439	$512	$2,219	$12,031

October 28, 2001

Raw materials	$113	$2,679	$599	$1,539	$4,930

Work in progress	—	131	—	—	131

Finished goods	1,285	2,043	28	—	3,356

Purchased merchandise	4,961	—	—	798	5,759

Manufacturing supplies	—	—	30	—	30

Totals	$6,359	$4,853	$657	$2,337	$14,206

Note 5: Property and Equipment

Property and equipment consist of the following:

	January 28,	October 28,
(In thousands)	2001	2001

Land	$11,144	$14,281

Buildings	29,637	39,923

Machinery and equipment	65,119	82,205

Leasehold improvements	10,440	12,696

Construction in progress	556	2,378

	116,896	151,483

Less: accumulated depreciation	38,556	43,048

Property and equipment, net	$78,340	$108,435

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	January 28,	October 28,
(In thousands)	2001	2001

Salaries and wages	$5,728	$4,408

Restructuring expenses	1,022	1,022

Deferred revenue	2,042	2,207

Profit-sharing stock ownership plan contribution	2,075	2,500

Casualty insurance	1,925	2,838

Advertising fund	1,353	838

Personal property taxes	730	1,203

Other	5,029	7,116

Total	$19,904	$22,132

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Nine months ended

	October 29,	October 28	October 29,	October 28,
(In thousands)	2000	2001	2000	2001

Basic shares outstanding	51,744	53,880	48,312	53,540

Effect of dilutive securities:

Stock options	4,820	4,716	4,564	4,724

Restricted stock	—	5	—	6

Diluted shares outstanding	56,564	58,601	52,876	58,270

Stock options in the amount of 230,800 shares for the three months ended October 28, 2001, 150,000 shares for the three months ended October 29, 2000, 444,039 shares for the nine months ended October 28, 2001 and 650,000 shares for the nine months ended October 29, 2000 have been excluded from the diluted shares calculation as the inclusion of these options would be antidilutive.

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

Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Nine months ended

	October 29,	October 28,	October 29,	October 28,
(in thousands)	2000	2001	2000	2001

Revenues:

Company store operations	$54,103	$68,640	$156,543	$190,830

Franchise operations	2,406	3,361	6,704	9,582

KKM&D	53,440	68,074	145,853	188,656

Intercompany sales eliminations	(32,052)	(40,271)	(90,273)	(111,798)

Total revenues	$77,897	$99,804	$218,827	$277,270

Operating Income (Loss):

Company store operations	$6,467	$11,313	$19,802	$30,148

Franchise operations	1,413	2,075	3,864	6,077

KKM&D	3,230	4,517	8,282	12,148

Unallocated general and administrative expenses	(5,399)	(7,432)	(14,934)	(20,324)

Total operating income	$5,711	$10,473	$17,014	$28,049

Depreciation and Amortization Expenses:

Company store operations	$1,370	$1,563	$3,839	$4,432

Franchise operations	18	17	54	53

KKM&D	83	142	221	358

Corporate administration	340	409	873	1,112

Total depreciation and amortization expenses	$1,811	$2,131	$4,987	$5,955

Note 9: Joint Ventures

From time to time, the Company enters into joint ventures with partners to develop and operate Krispy Kreme stores. The Company’s ownership percentage of the joint venture determines whether or not the joint venture results are consolidated with the Company. See “Equity and Consolidation Methods of Accounting” under Note 2 – Summary of Significant Accounting Policies.

Consolidated Joint Ventures

On March 23, 2001, the Company entered into a joint venture to develop the Philadelphia, Pennsylvania market. The Company invested $167,000 as preliminary funding for a 70% interest. The remainder of the funding is expected to occur in the fourth quarter of fiscal 2002. The financial statements of this joint venture are consolidated in the results of the Company. As of October 28, 2001, the Company had invested in one other consolidated joint venture.

Equity Method Joint Ventures

During the first quarter of fiscal 2002, the Company invested in one additional joint venture as a minority interest partner. Ownership in this joint venture is 22.33%. Investment in this joint venture has been made in the form of a capital contribution. Additionally, during the second quarter of fiscal 2002, the Company invested, in the form of a capital contribution, in a joint venture as a minority interest partner, retaining a 49.9% interest. As of October 28, 2001, the Company had invested in six joint ventures, including a Canadian joint venture, as a minority interest partner and had recorded investments in equity method joint ventures of $2,449,000 and outstanding notes receivable of $2,198,000 in these joint ventures. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the Consolidated Balance Sheet.

Note 10: Legal Contingencies

On March 9, 2000, we, our Chairman, President and Chief Executive Officer and other persons were named as defendants in a lawsuit (Kevin L. Boylan and Bruce Newberg v. Golden Gate Doughnuts, LLC, Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., Scott Livengood, Brad Bruckman, and Does 1 through 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that we and other defendants breached an agreement regarding plaintiffs’ participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although we had been in discussions with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC, Mr. Scott Livengood and Mr. Brad Bruckman. On November 5, 2001, we filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. We continue to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Note 11: Restructuring

	Lease	Accrued	Total
(In thousands)	Liabilities	Expenses	Accrual

Balance at January 28, 2001	$3,652	$479	$4,131

Reductions	(715)	(43)	(758)

Balance at October 28, 2001	$2,937	$436	$3,373

Reductions in Lease Liabilities represent ongoing lease payments on remaining lease obligations.

Note 12: Acquisitions

The Company acquires market rights from either Associate or Area Developer Franchisees when there are synergies with existing Company-owned operations or when there are opportunities to expand the operations within a market.

During the second quarter of fiscal 2002, the Company acquired the Savannah, GA and Charleston, SC markets by purchasing the rights to these markets from the Associate Franchisee operators.

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

During the third quarter of fiscal 2002, the Company acquired the Baltimore, MD market by purchasing the stores and the rights to this market from the Area Developer Franchisee. The total consideration paid was $15,712,000 and goodwill associated with this acquisition was $10,609,000.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with acquisitions completed on or before June 30, 2001 will be amortized for the remainder of the current fiscal year and thereafter will be tested for impairment, generally on an annual basis. The goodwill associated with acquisitions completed after June 30, 2001 will not be amortized but will be tested for impairment, generally on an annual basis. None of these acquisitions had a material impact on Company Store revenues or Company Store operating income for the quarter or nine-month period presented.

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

On September 27, 2001, the Company announced the development of a new proprietary doughnut technology which has the potential to substantially increase the number of stores featuring its signature “hot doughnuts now” experience. The Company is calling this technology the “Krispy Kreme Hot Doughnut Machine”.

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

Company Overview and Industry Outlook

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 4000 dozen to over 10,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. “Branded” refers to products sold bearing the Krispy Kreme brand name and is the primary way we are expanding our off-premises sales. “Unbranded” products are sold unpackaged from the retailer’s display case. “Private label” refers to products that carry the retailer’s brand name or some other non-Krispy Kreme brand. Unbranded and private label products are a declining portion of our business.

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

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States. We also have entered and intend to enter into additional joint ventures with some of our franchisees. As of October 28, 2001, there were a total of 198 Krispy Kreme stores nationwide consisting of 75 company-owned, 50 Associate Franchise stores and 73 Area Developer Franchise stores. Throughout the remainder of fiscal 2002, we anticipate opening approximately 16 additional new stores under existing agreements, most of which are expected to be franchise stores.

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

•	Overview. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

•	Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows.

	•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

	•	Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of

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

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Nine months ended

	October 29, 2000	October 28, 2001	October 29, 2000	October 28, 2001

Statement of Operations Data:

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses	83.9	80.3	83.5	80.8

General and administrative expenses	6.5	7.0	6.4	6.9

Depreciation and amortization expenses	2.3	2.1	2.3	2.2

Income from operations	7.3	10.6	7.8	10.1

Interest income	1.0	0.7	0.7	0.9

Interest expense	(0.1)	(0.1)	(0.3)	(0.1)

Equity loss in joint ventures	(0.1)	(0.2)	(0.3)	(0.2)

Minority interest in consolidated joint ventures	(0.2)	(0.4)	(0.2)	(0.2)

Other expenses	—	(0.1)	—	—

Income before income taxes	7.9	10.5	7.7	10.5

Provision for income taxes	3.0	4.0	2.9	4.0

Net income	4.9%	6.5%	4.8%	6.5%

(in thousands)

Operating Data:

Systemwide sales	$112,263	$154,414	$323,316	$439,077

Increase in comparable store sales:

Company-owned		11.1%		12.0%

Systemwide		13.6%		12.7%

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

	Three months ended		Nine months ended
	October 29, 2000	October 28, 2001	October 29, 2000	October 28, 2001

Revenues by Business Segment:

Company store operations	69.4%	68.8%	71.5%	68.8%

Franchise operations	3.1	3.4	3.1	3.5

KKM&D	27.5	27.8	25.4	27.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:

Company store operations	85.5%	81.2%	84.9%	81.9%

Franchise operations	40.5%	37.8%	41.6%	36.0%

KKM&D	84.5%	83.2%	84.7%	83.7%

Total operating expenses	83.9%	80.3%	83.5%	80.8%

Three months ended October 28, 2001 compared with three months ended October 29, 2000

Overview

Systemwide sales for the quarter increased 37.5% to $154.4 million compared to $112.3 million in the third quarter of the prior year. The increase was comprised of an increase of 26.9% in Company store sales which increased to $68.6 million and an increase of 47.5% in franchise store sales which increased to $85.8 million. During the quarter, eight new franchise stores and two new Company stores were opened and one Company store and one franchise store were closed for a net increase of eight stores. Additionally, four Area Developer franchise stores became Company stores via the acquisition of an Area Developer market. The total number of stores at the end of the quarter was 198. Of those, 50 are Associate franchise stores, 73 are Area Developer franchise stores and 75 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 13.6% increase in our systemwide comparable store sales.

Total Company revenues increased 28.1% to $99.8 million in the third quarter of fiscal 2002 compared with $77.9 million in the third quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 26.9% to $68.6 million, Franchise Operations revenue increases of 39.7% to $3.4 million and KKM&D revenue, excluding intercompany sales, increases of 30.0% to $27.8 million. Net income for the quarter was $6.5 million versus $3.9 million a year ago, representing an increase of 68.2%. Diluted earnings per share were $0.11, an increase of 63.2% over the third quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $68.6 million in the third quarter of fiscal 2002 from $54.1 million in the third quarter of fiscal 2001, an increase of 26.9%. Comparable store sales increased by 11.1%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $7.5 million and total off-premises sales increased approximately $7.0 million.

On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Additionally, a 2% retail price increase was implemented during the first quarter of fiscal 2002. Company store on-premises sales were also positively impacted by the sales of the seven stores in the Northern California market. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $55.8 million in the third quarter of fiscal 2002 from $46.3 million in the same quarter of fiscal 2001, an increase of 20.5%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 81.2% in third quarter of fiscal 2002 compared with 85.5% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization and a reduction in shrink. Slightly offsetting the improved operating efficiencies was an increase in labor rate costs. Additionally, in the third quarter of fiscal 2001, we became concerned about the financial stability of our former casualty insurance carrier and its ability to meet its obligations with respect to the two year period ended July 30, 1999 in which it provided coverage for the Company. As a result, we recorded a charge to cover liabilities related to these two years of coverage, which we believed that our former carrier might not be able to cover. There was no such charge in the third quarter of fiscal 2002.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the third quarter of fiscal 2002 or 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $3.4 million in the third quarter of fiscal 2002 from $2.4 million in the third quarter of the prior year, an increase of 39.7%. The growth in revenue was primarily due to the opening of 21 new franchise stores in the first nine months of fiscal 2002, as well as the impact of opening 28 new franchise stores during fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $1.3 million in the third quarter of fiscal 2002 from $1.0 million in the third quarter of fiscal 2001. As a percentage of Franchise Operations revenues, franchise operating expenses were 37.8% in the third quarter of the current year compared with 40.5% in the third quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the third quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept across the country.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $27.8 million in the third quarter of fiscal 2002 from $21.4 million in the same quarter of fiscal 2001, an increase of 30.0%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 28 new franchise stores in fiscal 2001; the opening of 21 new franchise stores in the first nine months of fiscal 2002; and

comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $23.1 million in third quarter of fiscal 2002 from $18.1 million in third quarter of fiscal 2001, an increase of 28.0%. KKM&D operating expenses as a percentage of KKM&D revenues were 83.2% in the third quarter of the current year compared with 84.5% in the third quarter of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Additionally, the relocation of our equipment manufacturing facility during the second quarter of this year to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies during the third quarter of the current year as compared to the prior year quarter.

Other

General and Administrative Expenses. General and administrative expenses increased to $7.0 million in the third quarter of fiscal 2002 from $5.1 million in the third quarter of fiscal 2001, an increase of 38.8%. General and administrative expenses as a percentage of total revenues for the third quarter were 7.0% in fiscal 2002 compared with 6.5% in fiscal 2001. The growth in general and administrative expenses is due to increased prototype expenses, increased head count and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.1 million in the third quarter of fiscal 2002 from $1.8 million in the third quarter of the prior year, an increase of 17.7%. Depreciation and amortization expenses as a percentage of total revenues for the third quarter were 2.1% in fiscal 2002 compared with 2.3% in fiscal 2001. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income decreased slightly in the third quarter of fiscal 2002 as a result of the cash acquisition of the Baltimore Area Developer market early in the quarter and due to a reduction in rates of interest earned on excess cash invested. Approximately, $26.1 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the third quarter resulting in interest income of $679,000 for the quarter.

Interest Expense. Interest expense increased in the third quarter of fiscal 2002 over the same quarter of the prior year. This increase is a result of the increased borrowings by our Area Developer who is developing the Northern California market. As we own 59% of this market, the results are consolidated into our financial results.

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

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $4.0 million in the third quarter of fiscal 2002 representing a 38.0% effective rate compared to $2.4 million, or 38.0%, in the third quarter of the prior year.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Nine months ended October 28, 2001 compared with nine months ended October 29, 2000

Overview

Systemwide sales for the first nine months of fiscal 2002 increased 35.8% to $439.1 million compared to $323.3 million in the same period of the prior year. The increase was comprised of an increase of 21.9% in Company store sales which increased to $190.8 million and an increase of 48.9% in franchise store sales which increased to $248.2 million. During the first nine months of the year, 21 new franchise stores and six new Company stores were opened and two franchise stores and one Company store were closed. Additionally, four Associate franchise stores and four Area Developer stores became Company stores via the acquisition of Associate and Area Developer markets. The total number of stores at the end of the nine months was 198. Of those, 50 are Associate franchise stores, 73 are Area Developer franchise stores and 75 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 12.7% increase in our systemwide comparable store sales.

Total Company revenues increased 26.7% to $277.3 million in the first nine months of fiscal 2002 compared with $218.9 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 21.9% to $190.8 million, Franchise Operations revenue increases of 42.9% to $9.6 million and KKM&D revenue, excluding intercompany sales, increases of 38.3% to $76.9 million. Net income for the nine months was $18.1 million versus $10.5 million a year ago, representing an increase of 73.0%. Diluted earnings per share were $0.31, an increase of 57.1% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $190.8 million in the first nine months of fiscal 2002 from $156.5 million in the same period of fiscal 2001, an increase of 21.9%. Comparable store sales increased by 12.0%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $17.0 million and total off-premises sales increased approximately $17.3 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Additionally, a 2% retail price increase was implemented during the first quarter of fiscal 2002. Company store on-premises sales were also positively impacted by the sales of the seven stores in the Northern California market. The Company has a 59% interest in the Northern California market, and as a result, it is consolidated with the Company Store sales and results. Our company stores also benefited from an expanded product offering with one grocery store chain in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $156.3 million in the first nine months of fiscal 2002 from $132.9 million in the same period of fiscal 2001, an increase of 17.6%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 81.9% in first nine months of fiscal 2002 compared with 84.9% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement. Additionally, in the third quarter of fiscal 2001, we became concerned about the financial stability of our former casualty insurance carrier and its ability to meet its obligations with respect to the two year period ended July 30, 1999 in which it provided coverage for the Company. As a result, we recorded a charge to cover liabilities related to these two years of coverage, which we believed that our former carrier might not be able to cover. There was no such charge in the third quarter of fiscal 2002.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first nine months of fiscal 2002 or 2001.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $9.6 million in the first nine months of fiscal 2002 from $6.7 million in the first nine months of the prior year, an increase of 42.9%. The growth in revenue was primarily due to the opening of 21 new franchise stores in the first nine months of fiscal 2002, as well as the impact of opening 28 new franchise stores during fiscal 2001.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased slightly to $3.5 million in the first nine months of fiscal 2002 compared to $2.8 million in the same period of the prior year. As a percentage of Franchise Operations revenues, franchise operating expenses were 36.0% in the first nine months of the current year compared with 41.6% in the first nine months of the prior year. Consistent with the prior year, the decrease in Franchise Operations operating expenses as a percentage of revenues reflects the continued growth in our franchise system sales with a minimal increase in related operating expenses. In prior years, we hired and trained personnel to oversee the expansion of our franchise concept across the country. In addition to our management training program, they received field training primarily consisting of working with and learning from existing personnel who were qualified to oversee store operations. As our personnel successfully completed their training, we have been able to open additional stores without incurring significant incremental personnel costs. Additionally, the amount of support that we provide for each Area Developer group’s store openings decline with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $76.9 million in the first nine months of fiscal 2002 from $55.6 million in the same period of fiscal 2001, an increase of 38.3%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 28 new franchise stores in fiscal 2001; the opening of 21 new franchise stores in the first nine months of fiscal 2002; and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $64.4 million in first nine months of fiscal 2002 from $47.1 million in first nine months of fiscal 2001, an increase of 36.7%. KKM&D operating expenses as a percentage of KKM&D revenues were 83.7% in the first nine months of the current year compared with 84.7% in the first nine months of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed.

Other

General and Administrative Expenses. General and administrative expenses increased to $19.2 million in the first nine months of fiscal 2002 from $14.1 million in the first nine months of fiscal 2001, an increase of 36.6%. General and administrative expenses as a percentage of total revenues for the first nine months were 6.9% in fiscal 2002 compared with 6.4% in fiscal 2001. The growth in general and administrative expenses is due to increased prototype expenses, increased head count and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $6.0 million in the first nine months of fiscal 2002 from $5.0 million in the first nine months of the prior year, an increase of 19.4%. Depreciation and amortization expenses as a percentage of total revenues for the first nine months were 2.2% in fiscal 2002 compared with 2.3% in fiscal 2001. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income increased in the first nine months of fiscal 2002 as a result of the investment of proceeds from our initial public offering received in mid-April 2000, as well as the investment of proceeds from our follow-on public offering completed early in February 2001. Approximately, $26.1 million was invested in various government securities, short-term commercial paper instruments, and corporate bonds at the end of the quarter resulting in interest income of $2.5 million for the nine months. Because of the timing of our initial public offering, these types of investments were not held for the entire first nine months of fiscal 2001.

Interest Expense. Interest expense decreased in the first nine months of fiscal 2002 over the same quarter of the prior year. This decrease is a direct result of paying off substantially all our debt in mid-April 2000 after the completion of our initial public offering.

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

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $11.1 million in the first nine months of fiscal 2002 representing a 38.0% effective rate compared to $6.5 million, or 38.1%, in the first nine months of the prior year.

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

We funded our capital requirements for the first nine months of fiscal 2002 primarily through cash flow generated from operations, as well as proceeds from the initial public offering completed in April 2000 and follow on public offering completed in early February 2001.

Net cash flow from operations was $25.5 million in the first nine months of fiscal 2002 and $24.7 million in the first nine months of fiscal 2001. Though net income for the first nine months of fiscal 2002 exceeds the comparable period last year, operating cash flow in the first nine months of fiscal 2002 has been negatively impacted by additional investments in working capital, primarily accounts receivable, inventories and prepaid expenses as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. The timing of our tax payments and tax deductions has also negatively impacted operating cash flows in the first nine months of fiscal 2002. Offsetting the additional working capital investments are increases in accounts payable and accrued expenses due to the timing of payments associated with each of these items.

Net cash used for investing activities was $37.7 million in the first nine months of fiscal 2002 and $59.3 million in the first nine months of the prior year. Investing activities in fiscal 2002 primarily consist of capital expenditures for property, plant and equipment, additional investments in joint ventures with partners to develop and operate Krispy Kreme stores, and the acquisition of two associate markets and one area developer market. In fiscal 2001, investing activities consisted of approximately $36.4 million of investment purchases using proceeds from the initial public offering and cash flow generated from operations, capital expenditures for property, plant and equipment, and investments in joint ventures. Capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing stores and equipment and development of new stores.

Net cash provided by financing activities was $27.8 million in the first nine months of fiscal 2002 and $37.9 million in the first nine months of fiscal 2001. Our financing activities in the first nine months of fiscal 2002 consisted primarily of the completion of our follow-on public offering and exercise of stock options. The follow-on public offering was for 10,400,000 shares of common stock, 9,313,300 were sold by selling shareholders and 1,086,700 were sold by the Company with net proceeds to the Company of $17.2 million. Financing activities in the first nine months of fiscal 2001 consisted primarily of the completion of our initial public stock offering; repayment of borrowings; a dividend to our pre-initial public offering shareholders; and issuance of stock to the company’s stock ownership plan.

In the next five years, we plan to use cash primarily for the following activities:

•	Adding mix production and distribution capacity to support expansion

•	Remodeling and relocation of selected older company stores

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2001, we primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. We have extended our bank agreement for an additional 24 months with our primary bank. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. However, goodwill and other intangibles arising from acquisitions subsequent to June 30, 2001 will be accounted for under the provisions of this Statement, including the non-amortization of goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. There may be more volatility in reported income than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. The Company has adopted the non-amortization provision for all acquisitions with a closing date subsequent to June 30, 2001. Management is currently evaluating the effects of the other provisions of this Statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. Management is currently evaluating the impact of the adoption of this Statement.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. During the third quarter of fiscal 2002, our Northern California Area Developer entered into a new credit facility with a bank. The facilities under this agreement, a revolving line of credit and a term loan, bear interest at LIBOR plus 125 basis points. We guarantee 59% of this facility. The interest cost of our bank debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

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

Part II. Other Information

Item 1. Legal Proceedings

On March 9, 2000, we, our Chairman, President and Chief Executive Officer and other persons were named as defendants in a lawsuit (Kevin L. Boylan and Bruce Newberg v. Golden Gate Doughnuts, LLC, Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., Scott Livengood, Brad Bruckman, and Does 1 through 20, Superior Court for the County of Los Angeles, California, Case No. RC226214). The plaintiffs allege that we and other defendants breached an agreement regarding plaintiffs’ participation in a franchise operation in Northern California. The complaint, which asserts breach of contract, promissory estoppel, intentional interference with contract and business relations and breach of fiduciary duty claims, seeks unspecified money damages in an amount to be proven at trial, but not less than $10 million. The complaint also seeks punitive damages. Although we had been in discussions with the plaintiffs with respect to their participation in the Northern California franchise, numerous material differences regarding the terms and conditions of their participation were never resolved. As a result, no oral agreement was ever reached and no written agreement was executed. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC, Mr. Scott Livengood and Mr. Brad Bruckman. On November 5, 2001, we filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. We continue to believe that plaintiffs’ claims are without merit, and plan to vigorously defend all matters in arbitration.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits – There are no exhibits.

b) Reports on Form 8-K – There were no Form 8-K filings during the quarter.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC.
(Registrant)

Date: December 12, 2001	By:	/s/ Scott A. Livengood Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: December 12, 2001	By:	/s/ John W. Tate John W. Tate Chief Financial Officer and President of KKM&D (principal financial and accounting officer)