Form 10-Q
period 2002-05-05
KRISPY KREME DOUGHNUTS INC
filed 2002-06-19
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                      to

Commission file number 001-16485

KRISPY KREME DOUGHNUTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2169715

(State or other jurisdiction of	(I. R. S. Employer

incorporation or organization)	Identification Number)

370 Knollwood Street, Suite 500, Winston-Salem, North Carolina	27103

(Address of principal executive offices)	(Zip Code)

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

Outstanding at June 7, 2002

Common stock at no par value	54,523,537 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended May 5, 2002

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.

Consolidated Balance Sheets
(in thousands)

	February 3,	May 5,
	2002	2002

		(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$21,904	$21,601

Short-term investments	15,292	22,073

Accounts receivable, less allowance for doubtful accounts of $1,182 at February 3, 2002 and $1,212 at May 5, 2002	26,894	29,232

Accounts receivable, affiliates	9,017	8,443

Other receivables	2,771	1,919

Inventories	16,159	21,118

Prepaid expenses	2,591	2,700

Income taxes refundable	2,534	—

Deferred income taxes	4,607	5,741

Total current assets	101,769	112,827

Property and equipment, net	112,577	151,152

Long-term investments	12,700	6,058

Investment in unconsolidated joint ventures	3,400	4,382

Intangible assets	16,621	16,508

Other assets	8,309	7,387

Total assets	$255,376	$298,314

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$12,095	$14,763

Book overdraft	9,107	8,074

Accrued expenses	26,729	20,832

Revolving line of credit	3,871	4,171

Current maturities of long-term debt	731	2,382

Income taxes payable	—	303

Total current liabilities	52,533	50,525

Deferred compensation	727	727

Deferred income taxes	3,930	5,957

Long-term debt, net of current portion	3,912	35,133

Accrued restructuring expenses	1,919	1,653

Other long-term obligations	2,197	2,883

Total long-term liabilities	12,685	46,353

Commitments and contingencies

Minority interest	2,491	2,703

Shareholders’ Equity:

Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value, 100,000 shares authorized; issued and outstanding – 54,271 at February 3, 2002 and 54,400 at May 5, 2002	121,052	123,777

Unearned compensation	(186)	(169)

Notes receivable, employees	(2,580)	(2,556)

Nonqualified employee benefit plan asset	(138)	(339)

Nonqualified employee benefit plan liability	138	339

Accumulated other comprehensive income (loss)	456	(105)

Retained earnings	68,925	77,786

Total shareholders’ equity	187,667	198,733

Total liabilities and shareholders’ equity	$255,376	$298,314

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended

	April 29,	May 5,
	2001	2002

Total revenues	$87,921	$111,059

Operating expenses	71,195	86,362

General and administrative expenses	6,222	7,623

Depreciation and amortization expenses	1,872	2,546

Income from operations	8,632	14,528

Interest income	1,015	599

Interest expense	(39)	(104)

Equity loss in joint ventures	(171)	(198)

Minority interest	(175)	(533)

Loss on sale of property and equipment	(39)	—

Income before income taxes	9,223	14,292

Provision for income taxes	3,504	5,431

Net income	$5,719	$8,861

Basic earnings per share	$0.11	$0.16

Diluted earnings per share	$0.10	$0.15

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

							Nonqualified	Nonqualified	Accumulated
						Notes	Employee	Employee	Other
	Preferred	Preferred	Common	Common	Unearned	Receivable -	Benefits	Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Asset	Plan Liability	Income (Loss)	Earnings	Total

Balance at February 3, 2002	—	$—	54,271	$121,052	$(186)	$(2,580)	$(138)	$138	$456	$68,925	$187,667

Net income for the three months ended May 5, 2002										8,861	8,861

Unrealized holding loss, net									(94)		(94)

Foreign currency translation adjustment									(8)		(8)

Change in fair value of cash flow hedge									(459)		(459)

Total comprehensive income											8,300

Exercise of stock options, including tax benefit of $1,689			129	2,725							2,725

Adjustment of nonqualified employee benefit plan investments							(201)	201			—

Collection of notes receivable						24					24

Amortization of restricted common shares					17						17

Balance at May 5, 2002	—	$—	54,400	$123,777	$(169)	$(2,556)	$(339)	$339	$(105)	$77,786	$198,733

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended

	April 29,	May 5,
	2001	2002

Cash Flow from Operating Activities:

Net income	$5,719	$8,861

Items not requiring (providing) cash:

Depreciation and amortization	1,872	2,546

Loss on disposal of property and equipment, net	39	—

Compensation expense related to restricted stock awards	12	17

Deferred income taxes	568	893

Tax benefit from exercise of nonqualified stock options	2,944	1,689

Equity loss in joint ventures	171	198

Minority interest	175	533

Change in assets and liabilities:

Receivables	(2,127)	(912)

Inventories	520	(4,846)

Prepaid expenses	113	(109)

Income taxes	(75)	2,837

Accounts payable	(450)	2,668

Accrued expenses	(3,165)	(6,255)

Deferred compensation and other long-term obligations	(246)	319

Net cash provided by operating activities	6,070	8,439

Cash Flow from Investing Activities:

Purchase of property and equipment	(8,956)	(40,954)

Proceeds from disposal of property and equipment	9	—

Sale of investments	—	12,622

Purchase of investments	(3)	(12,857)

Increase in investments in unconsolidated joint ventures	(1,265)	(1,187)

Increase in other assets	(3,696)	755

Net cash used for investing activities	(13,911)	(41,621)

Cash Flow from Financing Activities:

Proceeds from stock offering, net	17,202	—

Proceeds from exercise of stock options	2,656	1,036

Minority interest	(233)	(321)

Book overdraft	1,372	(1,033)

Borrowings of long-term debt	—	33,000

Repayments of long-term debt	—	(128)

Net borrowings from revolving line of credit	874	300

Collection of notes receivable	270	25

Net cash provided by financing activities	22,141	32,879

Net increase (decrease) in cash and cash equivalents	14,300	(303)

Cash and cash equivalents at beginning of period	7,026	21,904

Cash and cash equivalents at end of period	$21,326	$21,601

Supplemental schedule of noncash investing and financing activities:

Change in fair value of cash flow hedge	$—	$459
Unrealized holding gain (loss) on investments	74	(94)
Foreign currency translation adjustment	—	(8)

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

In February 2001, the Company completed a follow-on public offering of 2,600,000 shares of common stock at a price of $67 per share with the net proceeds totaling $63.66 per share after underwriters’ commissions. The 2,600,000 shares included a 300,000 share over-allotment option exercised by the underwriters. Of the 2,600,000 shares, 2,328,325 were sold by selling shareholders and 271,675 were sold by the Company.

For purposes of computing earnings per share, the number of common shares prior to the merger have been restated to reflect the 20 shares of Krispy Kreme Doughnuts, Inc. common stock issued for each share of KKDC’s common stock, to reflect a two-for-one stock split effective March 19, 2001 to shareholders of record as of March 5, 2001 and a two-for-one stock split effective June 14, 2001 to shareholders of record as of May 29, 2001. All references to the number of shares, per share amounts, cash dividends and any other reference to the number of shares in the Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements (“Notes”), except in Note 1 or unless otherwise stated, have been adjusted to reflect the splits on a retroactive basis. Previously awarded stock options, restricted stock awards and all other agreements payable in Krispy Kreme Doughnuts, Inc. common stock have been adjusted or amended to reflect the splits.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles and should be read together with the Company’s Annual Report for the year ended February 3, 2002.

The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant control over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net earnings of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are accounted for by the cost method of accounting.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. Total comprehensive income for the three months ended April 29, 2001 and May 5, 2002 was $5,793,000 and $8,300,000, respectively.

Investments

Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities and municipal securities and are included in short-term and long-term investments in the accompanying consolidated balance sheets. All other marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. As of May 5, 2002, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 8) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and complementary products to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales and at the time of delivery for off-premises sales.

•	Franchise Operations revenue is derived from (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees as a percentage of sales. Development and franchise fees are charged for certain new stores and are recognized as revenue when the store is opened. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, mix and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer, generally upon delivery of the goods. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

Foreign Currency Translation

For all non-U.S. joint ventures, the functional currency is the local currency. Assets and liabilities of those operations are translated into U. S. dollars using exchange rates at the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Intangible Assets

The Company has adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These pronouncements provide guidance on accounting for the acquisition of businesses and other intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only the purchase method of accounting may be applied to a business combination and also provides guidance on the allocation of purchase price to the assets acquired. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are reviewed at least annually for impairment. The Company evaluated its intangible assets, which consist of goodwill recorded in connection with a business acquisition and the value assigned to reacquired franchise agreements in connection with the acquisition of rights to certain markets from franchisees. It was determined that all such assets have indefinite lives and, as a result, are not subject to amortization provisions. The Company did not record an expense related to amortization of intangible assets for the three months ended April 29, 2001 nor for the three months ended May 5, 2002. The Company completed its impairment analysis of its intangible assets and found no instances of impairment of its recorded intangible assets as of May 5, 2002. There were no material acquisitions of intangible assets during the first quarter of fiscal 2002.

Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transaction entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the consolidated financial statements.

Reclassifications

Certain reclassifications of the fiscal 2002 Consolidated Financial Statements have been made to conform to the fiscal 2003 presentation.

Note 3: Investments

The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Holding Gains	Holding Losses	Value

February 3, 2002

U. S. government notes	$9,049	$—	$(17)	$9,032

Federal government agencies	10,959	442	(166)	11,235

Corporate debt securities	6,475	317	(88)	6,704

Other bonds	1,043	—	(22)	1,021

Total	$27,526	$759	$(293)	$27,992

May 5, 2002

U. S. government notes	$3,910	$25	$—	$3,935

Federal government agencies	17,343	326	(135)	17,534

Corporate debt securities	6,475	331	(144)	6,662

Total	$27,728	$682	$(279)	$28,131

Maturities of investments were as follows at May 5, 2002:

(In thousands)	Amortized Cost	Fair Value

Due within one year	$21,732	$22,073

Due after one year through five years	5,996	6,058

Total	$27,728	$28,131

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total

February 3, 2002

Raw materials	$—	$3,060	$788	$1,826	$5,674

Work in progress	—	28	—	—	28

Finished goods	1,318	2,867	95	—	4,280

Purchased merchandise	5,503	—	—	613	6,116

Manufacturing supplies	—	—	61	—	61

Totals	$6,821	$5,955	$944	$2,439	$16,159

May 5, 2002

Raw materials	$—	$3,566	$1,179	$1,716	$6,461

Work in progress	—	39	—	—	39

Finished goods	1,779	3,820	121	—	5,720

Purchased merchandise	8,071	—	—	614	8,685

Manufacturing supplies	—	—	213	—	213

Totals	$9,850	$7,425	$1,513	$2,330	$21,118

Note 5: Property and Equipment

Property and equipment consist of the following:

(In thousands)	February 3, 2002	May 5, 2002

Land	$14,823	$14,823

Buildings	39,566	39,849

Machinery and equipment	86,683	92,439

Leasehold improvements	13,463	14,573

Construction in progress	1,949	35,719

	156,484	197,403

Less: accumulated depreciation	43,907	46,251

Property and equipment, net	$112,577	$151,152

Note 6: Revolving Line of Credit and Long-Term Debt

The Company’s debt consists of the following:

	February 3,	May 5,
(In thousands)	2002	2002

$40 million revolving line of credit	$—	$—

$6,750,000 revolving line of credit	3,871	4,171

Revolving lines of credit	$3,871	$4,171

$33 million term loan	$—	$33,000

$4,500,000 term loan	4,418	4,292

Other debt	225	223

	4,643	37,515

Current maturities of long-term debt	(731)	(2,382)

Long-term debt, net of current portion	$3,912	$35,133

$40 Million Revolving Line of Credit

On December 29, 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004.

Under the terms of the Agreement, interest on the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points. There is no interest, fee or other charge for the unadvanced portion of the line of credit until July 1, 2002 at which time the Company will begin paying a fee of 0.10% on the unadvanced portion. No amounts were outstanding on the revolving line of credit at February 3, 2002 or May 5, 2002. The amount available under the revolving line of credit is reduced by letters of credit and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $32,018,000 at May 5, 2002. Outstanding letters of credit, primarily for insurance purposes, totaled $6,455,000, while amounts available in connection with credit cards issued by the lender totaled $1,527,000 at May 5, 2002.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict our ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At May 5, 2002, the Company was in compliance with each of these covenants.

$33 Million Term Loan

On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35,000,000 for the initial purchase and completion of the Company’s new mix and distribution facility in Effingham, Illinois (the “Facility”). Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. The Company terminated the synthetic lease and purchased the Facility from the bank with the proceeds from the initial borrowing under the Credit Agreement, $31,710,000.

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on May 5, 2002 was 2.59%. Prior to conversion to a Term Loan, interest on amounts outstanding under the Credit Agreement was payable monthly.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap has a notional amount of $33,000,000 and is effective May 1, 2002. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments begin June 1, 2002 and continue until the swap terminates May 1, 2007. The Company will be exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At May 5, 2002, the fair value carrying amount of the swap was a liability of $459,000. Accumulated other comprehensive loss for the quarter ended May 5, 2002 includes a loss of $459,000 related to the swap.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at May 5, 2002.

Consolidated Joint Ventures

On October 12, 2001, the Northern California joint venture entered into a $6,750,000 revolving line of credit agreement in which the Company has guaranteed 59% of the line of credit. The line of credit bears interest at one-month LIBOR plus 125 basis points and matures on October 12, 2002. There is no interest, fee or other charge for the unadvanced portion of the line of credit. The line of credit replaced a previous $1,500,000 line of credit, established January 25, 2001, with similar terms. As of May 5, 2002, the amount outstanding under the revolving line of credit was $4,171,000 and the interest rate was 3.13%. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by the Northern California joint venture.

Also on October 12, 2001, the Northern California joint venture converted its previous revolving line of credit agreement, in the amount of $4,500,000, to a term loan. The Company has also guaranteed 59% of the outstanding balance of the term loan. Under the terms of the term loan agreement, repayment of the loan began on November 12, 2001 with 59 equal monthly payments of $53,415 of principal and interest and one final payment of all remaining principal and interest on October 12, 2006. Interest on the term loan is charged at the lender’s one-month LIBOR plus 125 basis points. At May 5, 2002, the outstanding principal balance was $4,292,000 and the interest rate was 3.13%. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by the Northern California joint venture.

On October 29, 2001, the Philadelphia joint venture entered into a non-bank agreement in order to finance the purchase of a parcel of land. Under the terms of the loan agreement, repayment of the loan began in November 2001 with nine equal monthly payments of principal and interest of $1,930 and one final payment of $221,000 due August 2002. Interest on the loan is charged at 8.0%. The amount outstanding on this loan at May 5, 2002 is $223,000.

For franchisees in which we have an ownership interest, the Company will sometimes guarantee an amount of the debt or leases, generally equal to the Company’s ownership percentage. The amounts guaranteed by the Company are disclosed in Note 9 – Joint Ventures.

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended

	April 29,	May 5,
(In thousands)	2001	2002

Basic shares outstanding	53,134	54,330

Effect of dilutive securities:

Stock options	4,534	4,686

Restricted stock	10	8

Diluted shares outstanding	57,678	59,024

Stock options in the amount of 150,000 shares for the three months ended April 29, 2001 and 12,654 shares for the three months ended May 5, 2002, have been excluded from the diluted shares calculation as the inclusion of these options would be antidilutive.

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

The Franchise Operations segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name. Expenses for this business segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of those stores and direct general and administrative expenses.

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

Segment operating income is income before general corporate expenses and income taxes.

	Three months ended

	April 29,	May 5,
(in thousands)	2001	2002

Revenues:

Company store operations	$60,694	$74,184

Franchise operations	3,006	4,268

KKM&D	58,464	77,443

Intercompany sales eliminations	(34,243)	(44,836)

Total revenues	$87,921	$111,059

Operating Income

Company store operations	$9,413	$13,585

Franchise operations	1,968	3,066

KKM&D	3,823	5,891

Unallocated general and administrative expenses	(6,572)	(8,014)

Total operating income	$8,632	$14,528

Depreciation and Amortization Expenses:

Company store operations	$1,397	$1,964

Franchise operations	18	13

KKM&D	108	178

Corporate administration	349	391

Total depreciation and amortization expenses	$1,872	$2,546

Note 9: Joint Ventures

From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based on their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether or not the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 2, Summary of Significant Accounting Policies.

In March 2000, upon approval by the Company’s board of directors, a pooled investment fund was established, the Krispy Kreme Equity Group, LLC (KKEG), to invest in joint ventures with new area developers in certain markets. The Company’s officers were eligible to invest in the fund. Members of the board of directors who were not officers of the Company were not eligible to invest in the fund. The Company did not provide any funds to its officers to invest in the fund nor did it provide guarantees for the investment. The fund invested exclusively in a fixed number of joint ventures with certain new area developers as approved by its manager, obtaining a 5% interest in them. If any member of the fund withdrew, the fund had a right of first refusal with respect to the withdrawing member’s interest. The remaining members then had the right to purchase any interest the fund did not purchase. Finally, the Company was obligated to purchase any remaining interest. The Company did not own any units of the KKEG at February 3, 2002. The fund had investments in six joint ventures at February 3, 2002. On March 5, 2002, the members of the KKEG voted to dissolve the KKEG and agreed to sell their interests in the KKEG to the Company. The Company paid to each member of the KKEG an amount equal to his or her original investment, totaling an aggregate of $940,100. On March 6, 2002, the KKEG was dissolved.

In February 2000, the Compensation Committee of the Company’s board of directors approved investments by Scott Livengood, Chairman, President and CEO, in joint ventures with certain new area developers in exchange for his giving up his right to develop the Northern California market. Krispy Kreme did not provide any funds to Mr. Livengood to invest in the joint ventures with area developers nor did it provide guarantees for the investment. Mr. Livengood had 3% investments in joint ventures with six area developers as of February 3, 2002. On March 5, 2002, Mr. Livengood sold his ownership interests in the joint ventures to the Company at his original cost of $558,800.

In February 2000, the Compensation Committee of the Company’s board of directors approved an investment by John McAleer, Krispy Kreme Executive Vice President and Vice Chairman of the Board, in a joint venture with a new area developer. Krispy Kreme did not provide any funds to Mr. McAleer to invest in the joint venture nor did it provide guarantees for the investment. Mr. McAleer had a 21.7% investment in a joint venture with KremeWorks, LLC as of February 3, 2002. On March 5, 2002, Mr. McAleer sold his ownership interest in KremeWorks, LLC to the Company at his original cost of $75,800.

As a result of the transactions on March 5, 2002, in which the Company acquired the KKEG’s, Mr. Livengood’s, and Mr. McAleer’s investments in the joint ventures described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in each joint venture are as follows:

	Ownership Interests

	Prior to March 5, 2002		Post March 5, 2002

	KKDC	Other Investors	KKDC	Other Investors

Freedom Rings, LLC	70.0%	30.0%	70.0%	30.0%

Golden Gate Doughnuts, LLC	59.0%	41.0%	67.0%	33.0%

New England Dough, LLC	49.0%	51.0%	57.0%	43.0%

KremeKo, Inc.	34.0%	66.0%	34.0%	66.0%

KKNY, LLC	22.3%	77.7%	30.3%	69.7%

Glazed Investments, LLC	22.3%	77.7%	30.3%	69.7%

A-OK, LLC	22.3%	77.7%	30.3%	69.7%

Amazing Glazed, LLC	22.3%	77.7%	30.3%	69.7%

KremeWorks, LLC	3.3%	96.7%	25.0%	75.0%

Consolidated Joint Ventures

On March 22, 2000, the Company entered into a joint venture to develop the Northern California market (“Golden Gate Doughnuts, LLC”). The Company invested $2,060,000 for a 59% interest and holds two of three management committee seats. At February 3, 2002, the KKEG and Mr. Livengood owned 5% and 3%, respectively, of Golden Gate Doughnuts, LLC. The financial statements of this joint venture are consolidated in the results of the Company. The Company has guaranteed the payments on several leases and 59% of the line of credit and the term loan of Golden Gate Doughnuts, LLC (see Note 6 – Revolving Line of Credit and Long-Term Debt). The terms of the guarantees range from 5 to 20 years. As noted above, the Company acquired the KKEG and Mr. Livengood’s interest in Golden Gate Doughnuts, LLC. As a result, the Company’s investment in Golden Gate Doughnuts, LLC has increased to $2,680,000, or 67%. Subsequent to March 5, 2002, the minority interest in the results of Golden Gate Doughnuts, LLC, which are eliminated from the financial statements, will be reduced to 33% from 41%.

On March 6, 2001, the Company entered into a joint venture to develop the Philadelphia, Pennsylvania market (“Freedom Rings, LLC”). The Company invested $1,167,000 for a 70% interest and holds three of four management committee seats. The financial statements of this joint venture are consolidated in the results of the Company and the 30% not owned by Krispy Kreme is included in minority interest.

Summarized information for the Company’s investments in consolidated joint ventures as of May 5, 2002, including outstanding loan and lease guarantees, is as follows:

			Ownership %

		Number of Stores as
		of May 5,
		2002/Total Stores
	Geographic	to be		Third	Lease
	Market	Developed(1)	KKDC	Parties	Guarantees(2)

Freedom Rings, LLC	Philadelphia,	2/17	70.0%	30.0%	$—

	Pennsylvania

		Manager Allocation	3	1

Golden Gate	Northern	9/24	67.0%	33.0%	$5,790,000

Doughnuts,	California

LLC

		Manager Allocation	2	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	The amounts shown only represent lease guarantees as the entire amount of bank debt of the consolidated joint venture is included in the Company’s consolidated balance sheet as a liability.

Equity Method Joint Ventures

As of May 5, 2002, the Company has invested in seven joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions, as well as notes receivable. Terms of the notes receivable include interest rates from 5.5% to 12.0% per annum, payable semiannually with due dates from April 30, 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests, manager allocations and outstanding loan guarantees at May 5, 2002 for joint ventures which are accounted for by the equity method is summarized as follows:

			Ownership %

		Number of Stores as
		of May 5, 2002/
	Geographic	Total Stores to be		Third	Loan
	Market	Developed*	KKDC	Parties	Guarantees

KKNY, LLC	New York City,	6/24	30.3%	69.7%	$ —

	Northern New Jersey

		Manager Allocation	2	4

New England Dough,	Massachusetts,	0/16	57.0%	43.0%	$ —

LLC	Connecticut, Rhode

	Island

		Manager Allocation	2	2

KremeKo, Inc.	Ontario, Quebec,	2/34	34.0%	66.0%	$585,000

	Nova Scotia, New

	Brunswick, Prince

	Edward Island,

	Newfoundland

		Manager Allocation	2	3

Glazed	Minnesota	6/27	30.3%	69.7%	$1,005,000

Investments, LLC	(Minneapolis-St.

	Paul), Colorado

	(Denver, Colorado

	Springs, Boulder,

	Pueblo), Wisconsin

	(Milwaukee, Madison,

	Appleton-Oshkosh,

	Racine)

		Manager Allocation	2	4

A-OK, LLC	Oklahoma (Oklahoma	3/10	30.3%	69.7%	$803,000

	City, Tulsa, Little

	Rock, Fayetteville,

	Ft. Springs)

		Manager Allocation	2	4

Amazing Glazed, LLC	Pennsylvania	1/8	30.3%	69.7%	$ —

	(Pittsburgh)

		Manager Allocation	2	4

Kremeworks, LLC	Washington, Oregon,	2/31	25%	75%	$ —

	Hawaii, Alaska,

	British Columbia,

	Vancouver

		Manager Allocation	1	3

*	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

The Company has also announced its plans to invest in five additional joint ventures. These new joint ventures include (1) Amazing Hot Glazers, LLC, which will develop Erie, Altoona, State College, Johnstown and New Castle, Pennsylvania, (2) KK-Texas, LLC, which will develop Lubbock and Amarillo, Texas, (3) Rigel Corporation (an existing franchisee), which will develop El Paso, Texas, (4) L&L Enterprise Holdings (an existing franchisee), which will develop Montana and Wyoming, and (5) Krispy Kreme Australia Pty Ltd. which will develop Australia and New Zealand, the first markets outside of North America. As of May 5, 2002, the Company had not invested any funds in these joint ventures.

Note 10: Commitments and Contingencies

In order to assist certain associate and franchise operators in obtaining third-party financing, the Company has entered into collateral repurchase agreements involving both Company stock and doughnut-making equipment. The Company’s contingent liability related to these agreements is approximately $70,000 at February 3, 2002 and at May 5, 2002. Additionally, primarily for the purpose of providing financing guarantees in a percentage equivalent to the Company’s ownership percentage in various joint venture investments, the Company has guaranteed certain leases and loans from third-party financial institutions on behalf of associate and franchise operators. The Company’s contingent liability related to these guarantees was approximately $3,805,000 at February 3, 2002 and $4,270,000 at May 5, 2002.

Because the Company enters into long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Note 11: Legal Contingencies

On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchisee of the Company, in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel has set a hearing date for late October 2002, in Winston-Salem, North Carolina. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and our results of operations should be read together with the financial statements and the accompanying notes. This discussion contains statements about future events and expectations, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company’s operations and financing abilities, that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: the Company’s ability to continue and manage growth; delays in store openings; the quality of franchise store operations; the price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Krispy Kreme’s periodic reports, proxy statement and other information statements filed with the Securities and Exchange Commission. The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intend”, “objective”, “seek”, “strive”, or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

All references to per share amounts and any other reference to shares in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless otherwise noted, have been adjusted to reflect a two-for-one stock split paid on June 14, 2001 to shareholders of record as of May 29, 2001.

Company Overview and Industry Outlook

We expect doughnut sales to continue to grow due to a variety of factors, including the growth in two-income households and corresponding shift to foods consumed away from home, increased snack food consumption and further growth of doughnut purchases from in-store bakeries. We view the fragmented competition in the doughnut industry as an opportunity for our continued growth. We also believe that the premium quality of our products and the strength of our brand will help enhance the growth and expansion of the overall doughnut market.

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

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates two distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In the second quarter of fiscal 2003, we will open a mix manufacturing and distribution facility in Effingham, Illinois. The new mix facility, our second, will triple our mix manufacturing capacity while also adding our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores. Our vertical integration allows us to:

•	Maintain the consistency and quality of our products throughout our system

•	Utilize volume buying power which helps lower the cost of supplies to each of our stores

•	Enhance our profitability

In fiscal 2002, through the acquisition of the assets of Digital Java, we began to expand our vertical integration to sourcing and roasting our own coffee beans. Digital Java, a Chicago-based coffee company, was a sourcer and micro-roaster of premium quality coffee and offered a broad line of coffee-based and non-coffee based beverages. Subsequent to the acquisition, we relocated the acquired assets and operations to a newly constructed coffee roasting facility at our Ivy Avenue plant in Winston-Salem. This operation will help support the rollout of our new beverage program. Currently, it is supporting the beverage program in approximately 10 Krispy Kreme locations.

During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. During fiscal 2002, we began our initial tests of the concept in three different markets and venues in North Carolina and continue to develop and enhance the technology. As of May 5, 2002, three doughnut and coffee shops were open and all were owned by the Company. We expect to open between ten and fifteen doughnut and coffee shops systemwide throughout the remainder of fiscal 2003 as we continue our tests of this concept.

We intend to expand our concept primarily through opening new franchise stores in territories across the continental United States and Canada, as well as select other international markets. We also have entered and intend to enter into joint ventures with some of our franchisees. As of May 5, 2002, there were a total of 222 Krispy Kreme stores nationwide consisting of 75 company-owned stores, 53 Associate Franchise stores and 94 Area Developer Franchise stores. For all of fiscal 2003, we anticipate opening approximately 62 new stores under existing agreements, most of which are expected to be franchise stores.

In contemplation of our future international expansion, we are beginning to develop our global strategy as well as the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have one store in Canada, and more stores will open in the Canadian market in the coming years. We are also beginning to focus on five markets outside North America, including Australia, Japan, South Korea, Spain and the United Kingdom. Our initial research indicates that these will be viable markets for the Krispy Kreme concept.

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

•	Overview. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

•	Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows.

•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

•	Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties of 4.5% of all sales, contribute 1.0% of all sales to our national advertising and brand development fund and pay development and franchise fees ranging from $20,000 to $40,000 per store. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of these stores; and direct general and administrative expenses.

•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnutmaking equipment that all of our stores are required to purchase. KKM&D is in the startup phase of coffee roasting operations in a newly constructed facility in Winston-Salem. Production will be increased in this facility in fiscal 2003 as our new coffee and expanded beverage program is introduced in our existing and new stores. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, coffee, signage, display cases, uniforms and other items.

Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

•	Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest expense (income), equity income (loss) in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended

	April 29,	May 5,
	2001	2002

Statement of Operations Data:

Total revenues	100.0%	100.0%

Operating expenses	81.0	77.8

General and administrative expenses	7.1	6.9

Depreciation and amortization expenses	2.1	2.3

Income from operations	9.8	13.1

Interest income	1.2	0.5

Interest expense	—	(0.1)

Equity loss in joint ventures	(0.2)	(0.2)

Minority interest	(0.2)	(0.4)

Income before income taxes	10.5	12.9

Provision for income taxes	4.0	4.9

Net income	6.5%	8.0%

(in thousands) Operating Data:

Systemwide sales	$140,350	$183,058

Increase in comparable store sales:

Company-owned		10.5%

Systemwide		12.9%

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

	Three months ended

	April 29, 2001	May 5, 2002

Revenues by Business Segment:

Company store operations	69.0%	66.8%

Franchise operations	3.4	3.8

KKM&D	27.6	29.4

Total revenues	100.0%	100.0%

Operating Expenses by Business Segment:

Company store operations	82.2%	79.0%

Franchise operations	33.9%	27.9%

KKM&D	83.8%	81.4%

Total operating expenses	88.1%	84.6%

Three months ended May 5, 2002 compared with three months ended April 29, 2001

Overview

Systemwide sales for the first quarter increased 30.4% to $183.1 million compared to $140.4 million in the first quarter of the prior year. The increase was comprised of an increase of 22.2% in Company store sales which increased to $74.2 million and an increase of 36.7% in franchise store sales which increased to $108.9 million. During the quarter, five new franchise stores and one new Company store were opened and two franchise stores were closed for a net increase of four stores. The total number of stores at the end of the quarter was 222. Of those, 53 are Associate franchise stores, 94 are Area Developer franchise stores and 75 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 12.9% increase in our systemwide comparable store sales.

Total Company revenues increased 26.3% to $111.1 million in the first quarter of fiscal 2003 compared with $87.9 million in the first quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 22.2% to $74.2 million, Franchise Operations revenue increases of 42.0% to $4.3 million and KKM&D revenue, excluding intercompany sales, increases of 34.6% to $32.6 million. Net income for the quarter was $8.9 million versus $5.7 million a year ago, representing an increase of 54.9%. Diluted earnings per share were $0.15, an increase of 51.5% over the first quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $74.2 million in the first quarter of fiscal 2003 from $60.7 million in the first quarter of fiscal 2002, an increase of 22.2%. Comparable store sales increased by 10.5%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $6.7 million and total off-premises sales increased approximately $6.8 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, including featured doughnut varieties, and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Company store on-premises sales were also positively impacted by the sales of the nine stores in the Northern California market. At the end of the quarter, the Company had a 67% interest in the Northern California market and a 70% interest in the Philadelphia market, and as a result, they are consolidated with the Company Store Operations revenues and results.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $58.6 million in the first quarter of fiscal 2003 from $49.9 million in the same quarter of fiscal 2002, an increase of 17.5%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 79.0% in first quarter of fiscal 2003 compared with 82.2% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes as demonstrated by the 10.5% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization and a reduction in shrink.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first quarter of fiscal 2003 or fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $4.3 million in the first quarter of fiscal 2003 from $3.0 million in the first quarter of the prior year, an increase of 42.0%. The growth in revenue was primarily due to the opening of 39 new franchise stores, net of store closings (2) and transfers from Franchise to Company (7) in fiscal 2002, and comparable store sales increases, all of which resulted in increased royalty receipts from our franchisees.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $1.2 million in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002. As a percentage of Franchise Operations revenues, franchise operating expenses were 27.9% in the first quarter of the current year compared with 33.9% in the first quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the first quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, franchise operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $32.6 million in the first quarter of fiscal 2003 from $24.2 million in the same quarter of fiscal 2002, an increase of 34.6%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 39 new franchise stores, net of store closings (2) and transfers from Franchise to Company (7) in fiscal 2002, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnutmaking equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $26.5 million in the first quarter of fiscal 2003 from $20.3 million in the first quarter of fiscal 2002, an increase of 30.8%. KKM&D operating expenses as a percentage of KKM&D revenues were 81.4% in the first quarter of the current year compared with 83.8% in the first quarter of the prior year. Consistent with the prior year, the decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed to the decrease. Additionally, the relocation of our equipment manufacturing facility during the second quarter of fiscal 2002 to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois and associated with our coffee roasting operation in Winston-Salem had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues.

Other

General and Administrative Expenses. General and administrative expenses increased to $7.6 million in the first quarter of fiscal 2003 from $6.2 million in the first quarter of fiscal 2002, an increase of 22.5%. General and administrative expenses as a percentage of total revenues for the first quarter were 6.9% in fiscal 2003 compared with 7.1% in fiscal 2002. The growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.5 million in the first quarter of fiscal 2003 from $1.9 million in the first quarter of the prior year, an increase of 36.0%. Depreciation and amortization expenses as a percentage of total revenues for the first quarter were 2.3% in fiscal 2003 compared with 2.1% in fiscal 2002. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income decreased in the first quarter of fiscal 2003 as a result of a reduction in rates of interest earned on excess cash invested. Approximately $49.7 million was invested in cash and marketable securities at the end of the first quarter resulting in interest income of $599,000 for the quarter.

Interest Expense. Interest expense increased in the first quarter of fiscal 2003 over the same quarter of the prior year. This increase is a result of the increased borrowings by our Area Developer who is developing the Northern California market. As we own 67% of this market, the results are consolidated into our financial statements.

Equity Loss in Joint Ventures. These expenses consist of the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures, accounted for under the equity method, to develop and operate Krispy Kreme stores. The slight increase is a result of the timing of the joint venture store openings and the preopening expenses incurred by the joint venture. At May 5, 2002, there were 20 stores open by unconsolidated joint ventures compared to seven stores at April 29, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of increased profitability in the Northern California joint venture, which opened four additional stores in fiscal 2002.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $5.4 million in the first quarter of fiscal 2003 representing a 38.0% effective rate compared to $3.5 million, or 38.0%, in the first quarter of the prior year.

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

We funded our capital requirements for the first quarter of fiscal 2003 primarily through cash flow generated from operations, with the exception of the purchase of our new mix and distribution facility in Effingham, Illinois. As discussed below, the purchase of the facility was funded from borrowings under a credit agreement with a bank. We believe our cash flow generation ability is becoming a financial strength and will aid in the expansion of our business.

Cash Flow From Operations

Net cash flow from operations was $8.4 million in the first quarter of fiscal 2003 and $6.1 million in the first quarter of fiscal 2002. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Partially offsetting the investments in accounts receivable and inventories are increases in current liability accounts, primarily accounts payable and accrued income taxes. Accounts receivable, trade, has increased $2.3 million since February 3, 2002 as a result of growth in receivables at KKM&D due to an increased number of stores served by this business segment. Growth in our off-premises sales in the Company Stores business segment also contributed to the increase in accounts receivable. Inventories have increased $5.0 million compared to February 3, 2002. This growth is driven by increased inventory levels at KKM&D due to two main factors. First, we are building inventory levels in our equipment manufacturing facility in order to support the store openings scheduled for the remainder of the year, as well as for unforeseen capacity expansion needs. Second, late in the first quarter of fiscal 2003, we began stocking the mix and distribution operations at our Effingham facility in preparation for the commencement of its operations.

Additionally, operating cash flows were favorably impacted by the tax benefit from the exercise of nonqualified stock options in the amount of $1.7 million. The Company’s operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $41.6 million in the first quarter of fiscal 2003 and $13.9 million in the first quarter of the prior year. Investing activities in fiscal 2003 and fiscal 2002 primarily consist of capital expenditures for property, plant and equipment, additional investments in joint ventures with partners to develop and operate Krispy Kreme stores and the purchase and sale of investments. Capital expenditures in fiscal 2003 primarily relate to the new mix and distribution facility in Effingham, Illinois which will open during the second quarter of fiscal 2003. In the first quarter of fiscal 2002, capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing Company stores and equipment and development of new Company stores.

Cash Flow From Financing Activities

Net cash provided by financing activities was $32.9 million in the first quarter of fiscal 2003 and $22.1 million in the first quarter of fiscal 2002. Financing activities in the first quarter of fiscal 2003 consisted primarily of the borrowing of $33 million to finance the Effingham, Illinois mix and distribution facility. Our financing activities in the first quarter of fiscal 2002 consisted primarily of the completion of our follow-on public offering and exercise of stock options.

Capital Resources, Contractual Obligations and Other Commercial Commitments

Operating Leases. The Company conducts some of its operations from leased facilities and, additionally, leases certain equipment under operating leases. Generally, these leases have initial terms of five to 18 years and contain provisions for renewal options of five to ten years. In determining whether to enter into an operating lease for an asset, we evaluate the nature of the asset and the associated operating lease terms to determine if operating leases are an effective financing tool. We anticipate that we will continue to use operating leases as a financing tool as appropriate.

Bank Financing. On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35,000,000 for the initial purchase and completion of the Company’s new mix and distribution facility in Effingham, Illinois (the “Facility”). Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. The Company terminated the synthetic lease and purchased the Facility from the bank with the proceeds from the initial borrowing under the Credit Agreement, $31,710,000.

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on May 5, 2002 was 2.59%. Prior to conversion to a Term Loan, interest on amounts outstanding under the Credit Agreement was payable monthly.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap has a notional amount of $33,000,000 and is effective May 1, 2002. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments begin June 1, 2002 and continue until the swap terminates May 1, 2007. The Company will be exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At May 5, 2002, the fair value carrying amount of the swap was a liability of $459,000. Accumulated other comprehensive loss for the quarter ended May 5, 2002 includes a loss of $459,000 related to the swap.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at May 5, 2002.

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. In accordance with generally accepted accounting principles, these guarantees are not recorded as liabilities in our consolidated balance sheets. As of May 5, 2002, we had lease guarantee commitments totaling $523,000, loan guarantees totaling $3.7 million and collateral repurchase agreements totaling $70,000. These amounts do not include debt guarantees of our Northern California joint venture partner as the entire amount of the bank debt of this joint venture is shown as a liability in our consolidated balance sheet, nor does it include lease guarantees as the gross amount of Northern California’s lease commitments are shown in Note 8, Lease Commitments, in our fiscal 2002 Annual Report. Of the total guarantee amounts of $4.3 million, $2.4 million are for franchisees in which we have an ownership interest and $1.9 million are for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

Off Balance Sheet Arrangements. The Company does not have any off balance sheet debt nor does it have any transactions, arrangements, or relationships with any “special purpose” entities.

In the next five years, we plan to use cash primarily for the following activities:

•	Adding mix production and distribution capacity to support expansion

•	Remodeling and relocation of selected older company stores

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations, both domestically and internationally

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2001, we primarily relied on cash flow generated from operations and our line of credit to fund our capital needs. We believe that the proceeds from the initial public offering completed in April 2000, our follow-on public offering completed in early February 2001, cash flow generated from operations, borrowings of long-term debt, and our borrowing capacity under our line of credit will be sufficient to meet our capital needs for at least the next 24 months. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transaction entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. During fiscal 2002, our Northern California Area Developer entered into a new credit facility with a bank. The facilities under this agreement, a revolving line of credit and a term loan, bear interest at LIBOR plus 125 basis points. We guarantee 59% of this facility. Amounts outstanding under our Credit Agreement bear interest at adjusted LIBOR plus an applicable margin which ranges from .75% to 1.75%. We entered into an interest rate swap to convert the variable rate payments due under the Credit Agreement on a notional amount of $33 million to a fixed rate through May 1, 2007. The interest cost of our bank debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

We have no derivative financial interests or derivative commodity instruments in our cash or cash equivalents.

Because the majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, currently, the exposure to foreign currency exchange risk is minimal. However, as our international operations grow, our foreign currency exchange risks may increase.

We purchase certain commodities such as flour, sugar and soybean oil. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Part II. Other Information

Item 1. Legal Proceedings

On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchisee of the Company, in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel has set a hearing date for late October 2002, in Winston-Salem, North Carolina. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – There are no exhibits.

b)	Reports on Form 8-K – We filed a Current Report on Form 8-K on April 5, 2002 in which we reported the announcement that the Company had terminated the synthetic lease agreement previously entered into with Wachovia Capital Investments, Inc. and had entered into a credit agreement with Wachovia Bank, N.A. to finance the purchase of a new mix and distribution facility in Effingham, Illinois.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC. (Registrant)

Date: June 19, 2002	By:	/s/ Scott A. Livengood Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: June 19, 2002	By:	/s/ Randy S. Casstevens Randy S. Casstevens Chief Financial Officer (principal financial and accounting officer)