Form 10-Q
period 2002-08-04
KRISPY KREME DOUGHNUTS INC
filed 2002-09-18
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________________ to __________________________

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

Outstanding at
September 6, 2002

Common stock at no par value	55,433,392 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended August 4, 2002

INDEX

Page

Part I	Financial Information
Item 1	Consolidated Financial Statements (Unaudited)
	a )	Balance Sheets As of February 3, 2002 and August 4, 2002
	b )	Statements of Operations For the Three Months and the Six Months Ended July 29, 2001 and August 4, 2002
	c )	Statement of Shareholders’ Equity For the Six Months Ended August 4, 2002
	d )	Statements of Cash Flows For the Six Months Ended July 29, 2001 and August 4, 2002
	e )	Notes to the Unaudited Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risks
Item 4	Controls and Procedures
Part II	Other Information
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits and Reports on Form 8-K
Signatures
Certifications

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.

Consolidated Balance Sheets
(in thousands)

	February 3,	August 4,
	2002	2002

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,904	$18,025
Short-term investments	15,292	27,059
Accounts receivable, less allowance for doubtful accounts of $1,182 at February 3, 2002 and $1,342 at August 4, 2002	26,894	27,630
Accounts receivable, affiliates	9,017	8,105
Other receivables	2,771	1,281
Inventories	16,159	23,719
Prepaid expenses	2,591	3,710
Income taxes refundable	2,534	—
Deferred income taxes	4,607	5,614

Total current assets	101,769	115,143
Property and equipment, net	112,577	156,164
Long-term investments	12,700	6,120
Investments in unconsolidated joint ventures	3,400	5,207
Intangible assets	16,621	23,448
Other assets	8,309	7,661

Total assets	$255,376	$313,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,095	$12,093
Book overdraft	9,107	7,231
Accrued expenses	26,729	20,553
Revolving line of credit	3,871	4,171
Current maturities of long-term debt	731	2,386
Income taxes payable	—	1,127

Total current liabilities	52,533	47,561
Deferred compensation	727	621
Deferred income taxes	3,930	6,469
Long-term debt, net of current portion	3,912	34,588
Accrued restructuring expenses	1,919	1,416
Other long-term obligations	2,197	4,364

Total long-term liabilities	12,685	47,458
Commitments and contingencies
Minority interest	2,491	3,216
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized at February 3, 2002 and 300,000 at August 4, 2002; issued and outstanding – 54,271 at February 3, 2002 and 54,676 at August 4, 2002	121,052	132,279
Unearned compensation	(186)	(152)
Notes receivable, employees	(2,580)	(2,556)
Nonqualified employee benefit plan asset	(138)	(339)
Nonqualified employee benefit plan liability	138	339
Accumulated other comprehensive income (loss)	456	(707)
Retained earnings	68,925	86,644

Total shareholders’ equity	187,667	215,508

Total liabilities and shareholders’ equity	$255,376	$313,743

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	July 29,	August 4,	July 29,	August 4,
	2001	2002	2001	2002

Total revenues	$89,545	$114,626	$177,466	$225,685
Operating expenses	72,683	90,487	143,878	176,849
General and administrative expenses	5,966	6,589	12,188	14,212
Depreciation and amortization expenses	1,952	2,612	3,824	5,158

Income from operations	8,944	14,938	17,576	29,466
Interest income	825	592	1,840	1,191
Interest expense	(128)	(404)	(167)	(508)
Equity income (loss) in joint ventures	(33)	18	(204)	(180)
Minority interest	(66)	(591)	(241)	(1,124)
Other expenses	—	(150)	(39)	(150)

Income before income taxes	9,542	14,403	18,765	28,695
Provision for income taxes	3,627	5,545	7,131	10,976

Net income	$5,915	$8,858	$11,634	$17,719

Basic earnings per share	$0.11	$0.16	$0.22	$0.32

Diluted earnings per share	$0.10	$0.15	$0.20	$0.30

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

						Notes	Nonqualified	Nonqualified	Accumulated Other
	Preferred	Preferred	Common	Common	Unearned	Receivable -	Employee Benefit	Employee Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Asset	Plan Liability	Income (Loss)	Earnings	Total

Balance at February 3, 2002	—	$—	54,271	$121,052	$(186)	$(2,580)	$(138)	$138	$456	$68,925	$187,667
Net income for the six months ended August 4, 2002										17,719	17,719
Unrealized holding loss, net									(200)		(200)
Foreign currency translation adjustment									39		39
Change in fair value of cash flow hedge									(1,002)		(1,002)

Total comprehensive income											16,556
Exercise of stock options, including tax benefit of $2,828			260	5,788							5,788
Issuance of shares in conjunction with acquisition of franchise market			145	5,439							5,439
Adjustment of nonqualified employee benefit plan investments							(201)	201			—
Collection of notes receivable						24					24
Amortization of restricted common shares					34						34

Balance at August 4, 2002	—	$—	54,676	$132,279	$(152)	$(2,556)	$(339)	$339	$(707)	$86,644	$215,508

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended

	July 29,	August 4,
	2001	2002

Cash Flow from Operating Activities:
Net income	$11,634	$17,719
Items not requiring cash:
Depreciation and amortization	3,824	5,158
Loss on disposal of property and equipment, net	39	150
Compensation expense related to restricted stock awards	25	34
Deferred income taxes	1,954	1,975
Tax benefit from exercise of nonqualified stock options	3,867	2,828
Equity loss in joint ventures	204	180
Minority interest	241	1,124
Change in assets and liabilities:
Receivables	(2,036)	2,046
Inventories	(21)	(7,408)
Prepaid expenses	(1,579)	(1,119)
Income taxes, net	(1,515)	3,661
Accounts payable	193	(95)
Accrued expenses	(91)	(7,041)
Deferred compensation and other long-term obligations	(348)	759

Net cash provided by operating activities	16,391	19,971

Cash Flow from Investing Activities:
Purchase of property and equipment	(18,880)	(47,928)
Proceeds from disposal of property and equipment	9	—
Acquisition of franchise markets, net of cash acquired	(4,859)	(2,222)
Purchases of investments	(1,043)	(17,824)
Proceeds from investments	6,965	12,633
Increase in investments in unconsolidated joint ventures	(1,261)	(1,949)
(Increase) decrease in other assets	(1,739)	100

Net cash used for investing activities	(20,808)	(57,190)

Cash Flow from Financing Activities:
Proceeds from stock offering, net	17,202	—
Proceeds from exercise of stock options	3,199	2,960
Book overdraft	1,042	(1,876)
Minority interest	(93)	(399)
Issuance of long-term debt	—	33,000
Repayment of long-term debt	—	(669)
Net borrowings from revolving line of credit	1,924	300
Collection of notes receivable	270	24

Net cash provided by financing activities	23,544	33,340

Net increase (decrease) in cash and cash equivalents	19,127	(3,879)
Cash and cash equivalents at beginning of period	7,026	21,904

Cash and cash equivalents at end of period	$26,153	$18,025

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisition of franchise market	$4,183	$5,439

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1: Organization and Purpose

Krispy Kreme Doughnuts, Inc. (the “Company”) was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation (“KKDC”). Pursuant to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme Doughnuts, Inc. on April 4, 2000. Each shareholder received 80 shares of Krispy Kreme Doughnuts, Inc. common stock and $15 in cash for each share of KKDC common stock they held. As a result of the merger, KKDC became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc. Krispy Kreme Doughnuts, Inc. closed the initial public offering of its common stock on April 10, 2000.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net earnings of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are accounted for by the cost method of accounting.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. Total comprehensive income for the three months and six months ended August 4, 2002 was $8,256,000 and $16,556,000 respectively, and for the three and six months ended July 29, 2001 was $5,917,000 and $11,710,000 respectively.

Investments

Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities and municipal securities. Investments are classified as short-term and long-term investments in the accompanying consolidated balance sheets based upon their stated maturity dates.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. As of August 4, 2002 and February 3, 2002, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 9) is as follows:

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

Intangible Assets

The Company has adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements provide guidance on accounting for the acquisition of businesses and other intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only the purchase method of accounting may be applied to a business combination and also provides guidance on the allocation of purchase price to the assets acquired. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are reviewed at least annually for impairment. The Company evaluated its intangible assets, which consist of goodwill recorded in connection with a business acquisition and the value assigned to reacquired franchise agreements in connection with the acquisition of rights to certain markets from franchisees, and determined that all such assets have indefinite lives and, as a result, are not subject to amortization provisions. The Company did not record an expense related to amortization of intangible assets for the six months ended July 29, 2001 nor for the six months ended August 4, 2002. The Company completed its impairment analysis of its intangible assets and found no instances of impairment of its recorded intangible assets.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications of the fiscal 2002 Consolidated Financial Statements have been made to conform to the fiscal 2003 presentation.

Note 3: Investments

The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Holding Gains	Holding Losses	Value

February 3, 2002
U. S. government notes	$9,049	$—	$(17)	$9,032
Federal government agencies	10,959	442	(166)	11,235
Corporate debt securities	6,475	317	(88)	6,704
Other bonds	1,043	—	(22)	1,021

Total	$27,526	$759	$(293)	$27,992

August 4, 2002
U. S. government notes	$8,877	$83	$—	$8,960
Federal government agencies	17,344	444	(173)	17,615
Corporate debt securities	6,475	333	(204)	6,604

Total	$32,696	$860	$(377)	$33,179

Maturities of investments were as follows at August 4, 2002:

(In thousands)	Amortized Cost	Fair Value

Due within one year	$26,700	$27,059
Due after one year through five years	5,996	6,120

Total	$32,696	$33,179

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total

February 3, 2002
Raw materials	$—	$3,060	$788	$1,826	$5,674
Work in progress	—	28	—	—	28
Finished goods	1,318	2,867	95	—	4,280
Purchased merchandise	5,503	—	—	613	6,116
Manufacturing supplies	—	—	61	—	61

Totals	$6,821	$5,955	$944	$2,439	$16,159

August 4, 2002
Raw materials	$—	$3,907	$1,361	$1,815	$7,083
Work in progress	—	182	—	—	182
Finished goods	2,266	3,802	10	—	6,078
Purchased merchandise	9,471	—	—	703	10,174
Manufacturing supplies	—	—	202	—	202

Totals	$11,737	$7,891	$1,573	$2,518	$23,719

Note 5: Property and Equipment

Property and equipment consist of the following:

	February 3,	August 4,
(In thousands)	2002	2002

Land	$14,823	$16,161
Buildings	39,566	69,155
Machinery and equipment	86,683	102,707
Leasehold improvements	13,463	15,506
Construction in progress	1,949	1,314

	156,484	204,843
Less: accumulated depreciation	43,907	48,679

Property and equipment, net	$112,577	$156,164

Note 6: Accrued Expenses

Accrued expenses are as follows:

	February 3,	August 4,
(In thousands)	2002	2002

Insurance	$4,891	$6,052
Salaries, wages, and incentive compensation	8,230	2,556
Deferred revenue	2,082	1,875
Profit sharing stock ownership plan contribution	3,456	954
Restructuring expenses	1,195	1,195
Other	6,875	7,921

	$26,729	$20,553

Note 7: Revolving Line of Credit and Long-Term Debt

The Company’s debt consists of the following:

	February 3,	August 4,
(In thousands)	2002	2002

$40 million revolving line of credit	$—	$—
$6.75 million revolving line of credit	3,871	4,171

Revolving lines of credit	$3,871	$4,171

$33 million term loan	$—	$32,588
$4.5 million term loan	4,418	4,165
Other debt	225	221

	4,643	36,974
Current maturities of long-term debt	(731)	(2,386)

Long-term debt, net of current portion	$3,912	$34,588

$40 Million Revolving Line of Credit

On December 29, 1999, the Company entered into an unsecured Loan Agreement (“Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004.

Under the terms of the Agreement, interest on the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points. There was no interest, fee or other charge for the unadvanced portion of the line of credit until July 1, 2002 at which time the Company began paying a fee of 0.10% on the unadvanced portion. No amounts were outstanding on the revolving line of credit at February 3, 2002 or August 4, 2002. The amount available under the revolving line of credit is reduced by letters of credit and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $32,018,000 at August 4, 2002. Outstanding letters of credit, primarily for insurance purposes, totaled $6,455,000, while amounts available in connection with credit cards issued by the lender totaled $1,527,000 at August 4, 2002.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict our ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At August 4, 2002, the Company was in compliance with each of these covenants.

$33 Million Term Loan

On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35,000,000 for the initial purchase and completion of the Company’s new mix and distribution facility in Effingham, Illinois (the “Facility”). Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. The Company terminated the synthetic lease and purchased the Facility from the bank with the proceeds from the initial borrowing under the Credit Agreement of $31,710,000.

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on August 4, 2002 was 2.57%. Prior to conversion to a Term Loan, interest on amounts outstanding under the Credit Agreement was payable monthly.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at August 4, 2002 was $32,588,000. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At August 4, 2002, the fair value carrying amount of the swap was a liability of $1,628,000. Accumulated other comprehensive loss for the three months and six months ended August 4, 2002 includes a loss, net of related tax benefits, of $543,000 and $1,002,000, respectively, related to the swap.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at August 4, 2002.

Consolidated Joint Ventures

On October 12, 2001, the Northern California joint venture entered into a $6.75 million revolving line of credit agreement in which the Company has guaranteed 59% of the line of credit. The line of credit bears interest at one-month LIBOR plus 1.25% and matures on October 12, 2002. There is no interest, fee or other charge for the unadvanced portion of the line of credit. The line of credit replaced a previous $1,500,000 line of credit, established January 25, 2001, with similar terms. As of August 4, 2002, the amount outstanding under the revolving line of credit was $4,171,000 and the interest rate was 3.06%. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by the Northern California joint venture.

Also on October 12, 2001, the Northern California joint venture converted its previous revolving line of credit agreement, in the amount of $4,500,000, to a term loan. The Company has also guaranteed 59% of the outstanding balance of the term loan. Under the terms of the term loan agreement, repayment of the loan began on November 12, 2001 with 59 equal monthly payments of $53,415 of principal and interest and one final payment of all remaining principal and interest on October 12, 2006. Interest on the term loan is charged at the lender’s one-month LIBOR plus 1.25%. At August 4, 2002, the outstanding principal balance was $4,165,000 and the interest rate was 3.06%. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by the Northern California joint venture.

On October 29, 2001, Freedom Rings, LLC, the Philadelphia joint venture, entered into a non-bank agreement in order to finance the purchase of a parcel of land. Under the terms of the loan agreement, repayment of the loan began in November 2001 with nine equal monthly payments of principal and interest of $1,930 and one final payment of $221,000 due August 2002. Interest on the loan is charged at 8.0%. The amount outstanding on this loan at August 4, 2002 is $221,000.

On June 13, 2002, the Philadelphia joint venture entered into an unsecured loan agreement with a bank to provide initial funding of $1,500,000 for construction of a retail store. The loan bears interest at the lender’s one-month LIBOR plus 1.25%. No amounts had been advanced under the loan as of August 4, 2002. The Philadelphia joint venture has also entered into a commitment with the bank for a $5,000,000 revolving line of credit which will replace the $1,500,000 loan and provide funding for the construction of additional retail stores and general working capital purposes. Under the terms of the commitment letter, the revolving line of credit will bear interest at the bank’s one-month LIBOR plus 1.25%, will be secured by certain property and equipment owned by the Philadelphia joint venture and matures August 15, 2004. The Company has guaranteed 70% of the outstanding balance of the loan and will guarantee 70% of the amount available under the revolving line of credit when the agreement is executed.

For franchisees in which we have an ownership interest, the Company will sometimes guarantee an amount of the debt or leases, generally equal to the Company’s ownership percentage. The amounts guaranteed by the Company are disclosed in Note 10 – Joint Ventures.

Note 8: Earnings per Share

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Six months ended

	July 29,	August 4,	July 29,	August 4,
(In thousands)	2001	2002	2001	2002

Basic shares outstanding	53,604	54,562	53,370	54,446
Effect of dilutive securities:
Stock options	4,848	4,477	4,746	4,586
Restricted stock	5	8	7	8

Diluted shares outstanding	58,457	59,047	58,123	59,040

Stock options in the amount of 92,600 shares for the six months ended July 29, 2001, and 127,600 shares and 54,700 shares for the three and six months ended August 4, 2002, respectively, have been excluded from the diluted shares calculation as the inclusion of these options would be antidilutive. There were no stock options for the three months ended July 29, 2001 that would have been antidilutive.

Note 9: Business Segment Information

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

Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Six months ended

	July 29,	August 4,	July 29,	August 4,
(in thousands)	2001	2002	2001	2002

Revenues:
Company store operations	$61,496	$74,744	$122,190	$148,928
Franchise operations	3,215	4,774	6,221	9,042
KKM&D	62,118	81,060	120,582	158,503
Intercompany sales eliminations	(37,284)	(45,952)	(71,527)	(90,788)

Total revenues	$89,545	$114,626	$177,466	$225,685

Operating Income (Loss):
Company store operations	$9,422	$12,122	$18,835	$25,707
Franchise operations	2,034	3,736	4,002	6,802
KKM&D	3,808	6,060	7,631	11,951
Unallocated general and administrative expenses	(6,320)	(6,980)	(12,892)	(14,994)

Total operating income	$8,944	$14,938	$17,576	$29,466

Depreciation and Amortization Expenses:
Company store operations	$1,472	$2,030	$2,869	$3,994
Franchise operations	18	13	36	26
KKM&D	108	178	216	356
Corporate administration	354	391	703	782

Total depreciation and amortization expenses	$1,952	$2,612	$3,824	$5,158

Note 10: Joint Ventures

From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based on their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 2-Summary of Significant Accounting Policies.

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

In February 2000, the Compensation Committee of the Company’s board of directors approved investments by Scott Livengood, Chairman, President and CEO, in joint ventures with certain new area developers in exchange for his giving up his right to develop the Northern California market. Krispy Kreme did not provide any funds to Mr. Livengood to invest in the joint ventures nor did it provide guarantees for the investment. Mr. Livengood had 3% investments in joint ventures with six area developers as of February 3, 2002. On March 5, 2002, the Company purchased Mr. Livengood’s interests in the joint ventures at his aggregate original cost of $558,800.

In February 2000, the Compensation Committee of the Company’s board of directors approved an investment by John McAleer, Krispy Kreme Executive Vice President and Vice Chairman of the Board, in a joint venture with a new area developer. Krispy Kreme did not provide any funds to Mr. McAleer to invest in the joint venture nor did it provide guarantees for the investment. Mr. McAleer had a 21.7% investment in a joint venture with KremeWorks, LLC as of February 3, 2002. On March 5, 2002, the Company acquired Mr. McAleer’s interest in KremeWorks, LLC at his original cost of $75,800.

As a result of the transactions on March 5, 2002, in which the Company acquired the KKEG’s, Mr. Livengood’s, and Mr. McAleer’s investments in the joint ventures described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in each of these joint ventures are as follows:

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

Consolidated Joint Ventures

On March 22, 2000, the Company entered into a joint venture to develop the Northern California market (“Golden Gate Doughnuts, LLC”). The Company invested $2,060,000 for a 59% interest and holds two of three management committee seats. At February 3, 2002, the KKEG and Mr. Livengood owned 5% and 3%, respectively, of Golden Gate Doughnuts, LLC. The financial statements of this joint venture are consolidated in the results of the Company. The Company has guaranteed the payments on several leases and 59% of the line of credit and the term loan of Golden Gate Doughnuts, LLC (see Note 7 – Revolving Line of Credit and Long-Term Debt). The terms of the guarantees range from 5 to 20 years. As noted above, the Company acquired the KKEG and Mr. Livengood’s interest in Golden Gate Doughnuts, LLC on March 5, 2002. As a result, the Company’s investment in Golden Gate Doughnuts, LLC has increased to $2,680,000, or 67% and the portion not owned by the Company, included in minority interest in the consolidated balance sheets, was reduced to 33% from 41%.

On March 6, 2001, the Company entered into a joint venture to develop the Philadelphia, Pennsylvania market (“Freedom Rings, LLC”). The Company invested $1,167,000 for a 70% interest in the joint venture and holds three of four management committee seats. The financial statements of this joint venture are consolidated in the results of the Company and the 30% not owned by Krispy Kreme is included in minority interest.

Summarized information for the Company’s investments in consolidated joint ventures as of August 4, 2002, including outstanding lease guarantees, is as follows:

		Number of Stores as
		of August 4,	Ownership %
	General	2002/Total Stores
	Geographic	to be		Third	Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

Freedom Rings, LLC	Philadelphia, Pennsylvania	2/17	70.0%	30.0%	$1,133,000
		Manager Allocation	3	1

Golden Gate Doughnuts, LLC	Northern California	9/24	67.0%	33.0%	$5,654,000
		Manager Allocation	2	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	The amounts shown only represent lease guarantees, as the entire amount of bank debt of the consolidated joint venture is included in the Company’s consolidated balance sheet as a liability (see Note 7 — Revolving Line of Credit and Long-Term Debt).

As discussed further in Note 13 — Acquisitions, on August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, LLC, increasing its total investment in this joint venture to 74.7%. Glazed Investments, LLC owns the rights to develop Krispy Kreme stores in markets in Colorado, Minnesota and Wisconsin. Effective with the acquisition, the Company has the right to designate four of the six managers of the joint venture. As a result, the Company has the ability to control the operations of the joint venture and, therefore, will begin consolidating the financial statements of Glazed Investments, LLC with those of the Company for periods subsequent to August 22, 2002.

Equity Method Joint Ventures

As of August 4, 2002, the Company has entered into twelve joint ventures as a minority interest party. Investments in these joint ventures, where required, have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 12.0% per annum and have maturity dates ranging from April 30, 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests and manager allocations for joint ventures which are accounted for by the equity method is summarized as follows:

			Ownership %

		Number of Stores as
	General	of August 4, 2002/
	Geographic	Total Stores to be			Third		Loan
	Market	Developed (1)	KKDC		Parties		Guarantees

KKNY, LLC	New York City, Northern New Jersey	6/24	30.3%		69.7%		$ —
		Manager Allocation	2		4
New England Dough, LLC	Massachusetts, Connecticut, Rhode Island	0/16	57%		43%		$ 173,400
		Manager Allocation	2		2
KremeKo, Inc.	Eastern Canada	2/34	34%		66%		$ 507,000
		Manager Allocation	2		3
Glazed Investments, LLC	Colorado, Minnesota, Wisconsin	9/28	30.3%	(2)	69.7%	(2)	$2,217,000
		Manager Allocation	2	(2)	4	(2)
A-OK, LLC	Oklahoma, Arkansas	4/10	30.3%		69.7%		$ 662,000
		Manager Allocation	2		4
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	3/8	30.3%		69.7%		$ —
		Manager Allocation	2		4
KremeWorks, LLC	Washington, Oregon, Hawaii, Alaska, Western Canada	3/31	25%		75%		$ —
		Manager Allocation	1		3
Amazing Hot Glazers, LLC	Pennsylvania	0/5	33.3%		66.7%		$ —
		Manager Allocation	2		4
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	0/2	33.3%		66.7%		$ —
		Manager Allocation	-	(3)	-	(3)
Krispy Kreme of South Florida, LLC	Southern Florida	1/8	35.3%		64.7%		$ 259,000
		Manager Allocation	2		3
Krispy Kreme Australia Pty Limited	Australia/New Zealand	0/30	35%		65%		$ —
		Manager Allocation	2		3
Entrepreneurship and Economic Development Investment, LLC	Greensboro, North Carolina	0/1	49%		51%		$ —
		Manager Allocation	1		1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	As discussed above and in Note 13 – Acquisitions, on August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, LLC. In connection with the acquisition, the Company also gained the right to designate four of the six managers of the joint venture. As a result, effective August 22, 2002, the Company will consolidate the financial statements of Glazed Investments, LLC with its financial statements.

(3)	KK-TX I, L.P. is a Texas limited partnership. The Company holds a 33.3% interest in the joint venture as a limited partner. Under the terms of the partnership agreement, the general partner has full responsibility for managing the business of the partnership.

The Company has also announced plans to invest in two additional joint ventures. These new joint ventures include Rigel Corporation (an existing franchisee), which will develop El Paso, Texas and L&L Enterprise Holdings (an existing franchisee), which will develop Montana and Wyoming. As of August 4, 2002, the Company had not invested any funds in these joint ventures.

Note 11: Commitments and Contingencies

In order to assist certain associate and franchise operators in obtaining third-party financing, the Company has in the past entered into collateral repurchase agreements involving both Company stock and doughnut-making equipment. Although the Company no longer enters into these types of agreements, the Company’s contingent liability related to such agreements still in existence is approximately $70,000 at February 3, 2002 and at August 4, 2002. Additionally, primarily for the purpose of providing financing guarantees in a percentage equivalent to the Company’s ownership percentage in various joint venture investments, the Company has guaranteed certain leases and loans from third-party financial institutions on behalf of associate and franchise operators. The Company’s contingent liability related to these guarantees was approximately $3,805,000 at February 3, 2002 and $5,087,000 at August 4, 2002.

Because the Company enters into long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Note 12: Legal Contingencies

On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchise of the Company in which the Company has a 67% interest (see Note 10 – Joint Ventures), in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the

California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel has set a hearing date for late October 2002, in Winston-Salem, North Carolina. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Note 13: Acquisitions

Effective June 16, 2002, the Company acquired the rights to the Akron, Ohio market, as well as the related assets, from an Associate Franchisee. Effective June 30, 2002, the Company acquired the rights to the Toledo, Ohio market, as well as the related assets, from an Area Developer Franchisee. The Company acquires market rights from either Associate or Area Developer franchisees if they are willing to sell to the Company and if there are sound business reasons for the Company to make the acquisition. These reasons may include a franchise market being contiguous to a Company store market where an acquisition would provide operational synergies; upside opportunity in the market because the franchisee has not fully developed on-premises or off-premises sales; or if the Company believes an acquisition of the market would improve the brand image in the market.

The total purchase price for these acquisitions was $7,661,000, consisting of cash of $2,222,000 and 144,932 shares of common stock, valued at $5,439,000. The purchase price was allocated to accounts receivable — $379,000, inventory — $39,000, property and equipment — $635,000, accounts payable — $93,000, accrued expenses — $62,000, repayment of a note receivable — $177,000 and reacquired franchise agreements, an intangible asset not subject to amortization — $6,940,000. Neither of these acquisitions will have a material impact on Company Store Operations revenues or Company Store operating income.

Effective August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, LLC, an Area Developer Franchisee with the rights to develop Krispy Kreme stores in markets in Colorado, Minnesota and Wisconsin. The total consideration paid was $23,040,000, consisting of cash of $800,000 and 596,360 shares of stock, valued at $22,240,000. In connection with the acquisition, the Company also acquired a note receivable, payable by Glazed Investments, LLC, with a principal amount of $3,015,000 for cash of $3,126,000, including accrued interest of $111,000. Prior to the acquisition of an additional interest, the Company owned a 30.3% interest in this joint venture and had the right to designate two of the six managers of the joint venture. As a result of the acquisition, the Company now owns a 74.7% interest in the joint venture and has the right to designate four of the joint venture’s six managers. As such, the Company has the ability to control the operations of the joint venture and, therefore, will begin consolidating the financial statements of Glazed Investments, LLC with those of the Company for periods subsequent to August 22, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the accompanying notes. This discussion contains statements about future events and expectations, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company’s operations and financing abilities, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: the Company’s ability to continue and manage growth; delays in store openings; the quality of franchise store operations; the price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Krispy Kreme’s periodic reports, proxy statement and other information statements filed with the Securities and Exchange Commission. The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intend”, “objective”, “seek”, “strive”, or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

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

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnutmaking equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In the second quarter of fiscal 2003, we opened our second mix manufacturing and distribution facility in Effingham, Illinois. The new mix facility triples our mix manufacturing capacity and also adds our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the penetration of on-premises and off-premises sales channels by existing stores. Our vertical integration allows us to:

•	Maintain the consistency and quality of our products throughout our system

•	Utilize volume buying power which helps lower the cost of supplies to each of our stores

•	Enhance our profitability

In fiscal 2002, through the acquisition of the assets of Digital Java, we began to expand our vertical integration to sourcing and roasting our own coffee beans. Digital Java, a Chicago-based coffee company, was a sourcer and micro-roaster of premium quality coffee and offered a broad line of coffee-based and non-coffee based beverages. Subsequent to the acquisition, we relocated the acquired assets and operations to a newly constructed coffee roasting facility at our Ivy Avenue plant in Winston-Salem. This operation will help support the rollout of our new beverage program, which includes drip coffee, espresso and frozen beverages. At the end of the second quarter of fiscal 2003, this facility was supporting the new beverage program in approximately 20 Krispy Kreme locations, most of which are new stores that opened with the full program. We are currently in the process of converting all other stores to our new drip coffee offering and expect to complete the rollout of this program, replacing the current product sold which is purchased from an unrelated third party, during the third quarter of fiscal 2003. We anticipate introducing the remaining components of this program, primarily espresso and frozen beverages, in all stores over the next twelve to eighteen months.

During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. During fiscal 2002, we began our initial tests of the concept in three different markets and venues in North Carolina and continue to develop and enhance the technology. As of August 4, 2002, four doughnut and coffee shops were open and all were owned by the Company. We plan to continue our tests of this concept throughout the remainder of fiscal 2003.

In our recent store development efforts, we have focused on opening both Company and franchise stores in major metropolitan markets, generally markets with greater than 100,000 households. On August 29, 2002, we announced an initiative to enhance our expansion through the opening of factory stores in small markets, with small markets being defined as those markets having less than 100,000 households. Through value engineering, we believe we have reduced the level of investment in property and equipment required to open a Krispy Kreme store, making the opportunity to enter small markets economically viable. We also expect that stores in these small markets will participate in fund-raising programs and develop off-premises business, further enhancing the opportunity in these markets, although we believe that their retail sales alone will generate attractive financial returns. We expect the stores opened in these markets will primarily be franchised stores. Although we are still analyzing this initiative, we anticipate making a formal announcement on specific markets to be developed initially during the third quarter of fiscal 2003.

As stated above, we intend to expand our concept primarily through opening new franchise stores in territories across the continental United States and Canada, as well as select other international markets. We also have entered and intend to enter into joint ventures with some of our franchisees. As of August 4, 2002, there were a total of 233 Krispy Kreme stores nationwide consisting of 78 company-owned stores, 52 Associate Franchise stores and 103 Area Developer Franchise stores. For fiscal 2003, we anticipate opening approximately 64 new stores under existing agreements, most of which are expected to be franchise stores. As of August 4, 2002, we had opened 18 new stores in fiscal 2003.

In contemplation of our future international expansion, we are beginning to develop our global strategy as well as the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have two stores in Canada, one of which is a commissary, and more stores will open in the Canadian market in the coming years. In the second quarter of fiscal 2003, we entered into a joint venture to franchise the Australian and New Zealand markets. We expect the joint venture to open its first store in Australia in fiscal 2004. We are also beginning to focus on additional markets outside North America, including Japan, South Korea, Spain and the United Kingdom. Our initial research indicates that these will be viable markets for the Krispy Kreme concept.

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

•	Overview. Outlines information on total systemwide sales and systemwide comparable store sales. Systemwide sales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

•	Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows.

	•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.
	•	Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Generally, associates pay royalties of 3.0%

of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers generally pay royalties of 4.5% of all sales and development and franchise fees ranging from $20,000 to $40,000 per store. Most associates and area developers also contribute 1.0% of all sales to our national advertising and brand development fund. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of these stores; and direct general and administrative expenses.

	•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all of our stores are required to purchase. KKM&D is in the startup phase of coffee roasting operations in a newly constructed facility in Winston-Salem. Production will be increased in this facility in fiscal 2003 as our new coffee and expanded beverage program is introduced in our existing and new stores. Additionally, this business unit purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

•	Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, equity income (loss) in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Six months ended

	July 29,	August 4,	July 29,	August 4,
	2001	2002	2001	2002

Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	81.2	79.0	81.1	78.3
General and administrative expenses	6.7	5.7	6.9	6.3
Depreciation and amortization expenses	2.2	2.3	2.2	2.3

Income from operations	9.9	13.0	9.8	13.1
Interest income	0.9	0.5	1.0	.5
Interest expense	(0.1)	(0.4)	(0.1)	(0.2)
Equity loss in joint ventures	—	—	(0.1)	(0.1)
Minority interest	(0.1)	(0.5)	(0.1)	(0.5)
Other expenses	—	(0.1)	—	(0.1)

Income before income taxes	10.6	12.5	10.5	12.7
Provision for income taxes	4.1	4.8	4.0	4.8

Net income	6.5%	7.7%	6.5%	7.9%

(in thousands)
Operating Data:
Systemwide sales	$144,313	$186,938	$284,663	$369,996
Increase in comparable store sales:
Company-owned		13.5%		12.0%
Systemwide		12.8%		12.9%

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

	Three months ended		Six months ended

	July 29,	August 4,	July 29,	August 4,
	2001	2002	2001	2002

Revenues by Business Segment:
Company store operations	68.7%	65.2%	68.9%	66.0%
Franchise operations	3.6	4.2	3.5	4.0
KKM&D	27.7	30.6	27.6	30.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	82.3%	81.1%	82.2%	80.1%
Franchise operations	36.2%	21.5%	35.1%	24.5%
KKM&D	84.2%	82.2%	84.0%	81.8%
Total operating expenses	81.2%	78.9%	81.1%	78.4%

Three months ended August 4, 2002 compared with three months ended July 29, 2001

Overview

Systemwide sales for the second quarter increased 29.5% to $186.9 million compared to $144.3 million in the second quarter of the prior year. The increase was comprised of an increase of 21.5% in Company store sales which increased to $74.7 million and an increase of 35.5% in franchise store sales which increased to $112.2 million. During the quarter, eleven new franchise stores and one new Company store were opened and one Company store was closed for a net increase of eleven stores. Additionally, two Associate franchise stores and one Area Developer franchise store became Company stores as a result of the acquisition of franchise markets in Akron, Ohio and Toledo, Ohio. The total number of stores at the end of the quarter was 233. Of those, 52 are Associate franchise stores, 103 are Area Developer franchise stores and 78 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 12.8% increase in our systemwide comparable store sales.

Total Company revenues increased 28.0% to $114.6 million in the second quarter of fiscal 2003 compared with $89.5 million in the second quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 21.5% to $74.7 million, Franchise Operations revenue increases of 48.5% to $4.8 million and KKM&D revenue, excluding intercompany sales, increases of 41.4% to $35.1 million. Net income for the quarter was $8.9 million versus $5.9 million a year ago, representing an increase of 49.8%. Diluted earnings per share was $0.15, an increase of 48.5% over the second quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $74.7 million in the second quarter of fiscal 2003 from $61.5 million in the second quarter of fiscal 2002, an increase of 21.5%. Comparable store sales increased by 13.5%. The revenue growth was primarily due to growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $3.5 million and total off-premises sales increased approximately $9.7 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, including featured doughnut varieties, and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Company store on-premises sales were also positively impacted by the sales of the nine stores in the Northern California market. At the end of the quarter, the Company had a 67% interest in the Northern California market and a 70% interest in the Philadelphia market, and as a result, they are consolidated with the Company Store Operations revenues and results. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers as well as the expansion of the number of locations served in our existing customer base. We believe excessive summer heat in some of our markets put pressure on both on- and off-premises sales growth in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $60.6 million in the second quarter of fiscal 2003 from $50.6 million in the same quarter of fiscal 2002, an increase of 19.7%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 81.1% in second quarter of fiscal 2003 compared with 82.3% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes as demonstrated by the 13.5% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly production yields and a reduction in shrink. Partially offsetting the impact of these items was higher labor costs as a percentage of revenues. As previously stated, we believe that excessive summer heat in some of our markets put pressure on sales growth. As staffing was in place to support higher growth levels, excess labor costs were incurred as we adjusted staffing to the slower sales growth.

The acquisition of the franchise markets during the quarter did not have a material impact on Company Store Operations revenues or operating expenses.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the second quarter of fiscal 2003 or fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $4.8 million in the second quarter of fiscal 2003 from $3.2 million in the second quarter of the prior year, an increase of 48.5%. The growth in revenue was primarily due to the opening of 44 new franchise stores since the end of the second quarter of fiscal 2002 and comparable store sales increases, all of which resulted in increased royalty receipts from our franchisees.

Franchise Operations Operating Expenses. Franchise Operations operating expenses decreased to $1.0 million in the second quarter of fiscal 2003 from $1.2 million in the second quarter of fiscal 2002. As a percentage of Franchise Operations revenues, franchise operating expenses were 21.5% in the second quarter of the current year compared with 36.2% in the second quarter of the prior year. Operating expenses, as a percentage of revenues, have decreased during the second quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, franchise operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $35.1 million in the second quarter of fiscal 2003 from $24.8 million in the same quarter of fiscal 2002, an increase of 41.4%. The primary reasons for the increase in revenues were the opening, since the end of the second quarter of fiscal 2002, of 44 new franchise stores and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $28.9 million in the second quarter of fiscal 2003 from $20.9 million in the second quarter of fiscal 2002, an increase of 38.0%. KKM&D operating expenses as a percentage of KKM&D revenues were 82.2% in the second quarter of the current year compared with 84.2% in the second quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed to the decrease. Additionally, the relocation of our equipment manufacturing facility during the second quarter of fiscal 2002 to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003, and associated with our coffee roasting operation in Winston-Salem, which continues to expand operations as it supports the rollout of our new beverage program, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues.

Other

General and Administrative Expenses. General and administrative expenses increased to $6.6 million in the second quarter of fiscal 2003 from $6.0 million in the second quarter of fiscal 2002, an increase of 10.4%. General and administrative expenses as a percentage of total revenues for the second quarter were 5.7% in fiscal 2003 compared with 6.7% in fiscal 2002. The growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company. General and administrative expenses as a percentage of total revenues declined during the second quarter of fiscal 2003 primarily as a result of our 28% growth in revenues combined with our efforts to contain costs. As previously stated, we believe that the excessive summer heat put pressure on both on-premises and off-premises sales. Anticipating this impact, we took steps to control manageable costs, such as delaying new hires and reducing travel and related expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.6 million in the second quarter of fiscal 2003 from $2.0 million in the second quarter of the prior year, an increase of 33.8%. Depreciation and amortization expenses as a percentage of total revenues for the second quarter were 2.3% in fiscal 2003 compared with 2.2% in fiscal 2002. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income decreased in the second quarter of fiscal 2003 as a result of a reduction in rates of interest earned on excess cash invested. Approximately $51.2 million was invested in cash and marketable securities at the end of the second quarter resulting in interest income of $592,000 for the quarter.

Interest Expense. Interest expense increased in the second quarter of fiscal 2003 over the same quarter of the prior year. Interest expense in the second quarter of both fiscal 2003 and fiscal 2002 included interest on borrowings by our Area Developer developing the Northern California market. As we own 67% of this market, the results are consolidated into our financial statements. In addition, interest expense in the second quarter of fiscal 2003 includes interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the facility during this quarter, interest on borrowings used to finance the facility was capitalized.

Equity Income (Loss) in Joint Ventures. This item represents the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures, accounted for under the equity method, to develop and operate Krispy Kreme stores. The income reported for the second quarter of fiscal 2003, a slight improvement over the loss reported in the same period in fiscal 2002, is a result of the timing of the joint venture store openings and the preopening expenses incurred by the joint ventures. Additionally, the joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Note 10, “Joint Ventures,” in the notes to the unaudited consolidated financial statements contains further information about these joint ventures. At August 4, 2002, there were 28 stores open by unconsolidated joint ventures compared to nine stores at July 29, 2001.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of increased profitability in the Northern California joint venture, which opened four additional stores in fiscal 2002.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $5.5 million in the second quarter of fiscal 2003 representing a 38.5% effective rate compared to $3.6 million, or 38.0%, in the second quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to our expansion into higher taxing states as well as increases in statutory rates in several jurisdictions.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Six months ended August 4, 2002 compared with six months ended July 29, 2001

Overview

Systemwide sales for the six months increased 30.0% to $370.0 million compared to $284.7 million in the same period of the prior year. The increase was comprised of an increase of 21.9% in Company store sales which increased to $148.9 million and an increase of 36.1% in franchise store sales which increased to $221.1 million. During the first six months of the year, sixteen new franchise stores and two new Company stores were opened and two franchise stores and one Company store were closed. Additionally, two Associate franchise stores and one Area Developer franchise store became Company stores via the acquisition of franchise markets in Akron, Ohio and Toledo, Ohio. The total number of stores at the end of the six months was 233. Of those, 52 are Associate franchise stores, 103 are Area Developer franchise stores and 78 are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 12.9% increase in our systemwide comparable store sales.

Total company revenues increased 27.2% to $225.7 million in the first six months of fiscal 2003 compared with $177.5 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 21.9% to $148.9 million, Franchise Operations revenue increases of 45.3% to $9.0 million and KKM&D revenue, excluding intercompany sales, increases of 38.0% to $67.7 million. Net income for the six months was $17.7 million versus $11.6 million a year ago, representing an increase of 52.3%. Diluted earnings per share was $0.30, an increase of 50.0% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $148.9 million in the first six months of fiscal 2003 from $122.2 million in the same period of fiscal 2002, an increase of 21.9%. Comparable store sales increased by 12.0%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $10.3 million and total off-premises sales increased approximately $16.4 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Company store on-premises sales were also positively impacted by the sales of the nine stores in the Northern California market. The Company has a 67% interest in the Northern California market, and as a result, it is consolidated with the Company Store Operations revenues and results. Our off-premises sales grew primarily through the addition of several new convenience and grocery store customers as well as expansion of the number of locations served in our existing customer base. We believe excessive summer heat in some of our markets put pressure on both on- and off-premises sales growth in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $119.2 million in the first six months of fiscal 2003 from $100.5 million in the same period of fiscal 2002, an increase of 18.7%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 80.1% in the first half of fiscal 2003 compared with 82.2% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement.

The acquisition of the franchise markets in fiscal 2003 did not have a material impact on Company Store Operations revenues or operating expenses for the six-month period.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first six months of fiscal 2003 or fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $9.0 million in the first six months of fiscal 2003 from $6.2 million in the first half of the prior year, an increase of 45.3%. The growth in revenue was primarily due to the opening of 44 new franchise stores since the end of the second quarter of fiscal 2002, as well as comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses were $2.2 million in both the first six months of fiscal 2003 and fiscal 2002. As a percentage of Franchise Operations revenues, franchise operating expenses were 24.5% in the first six months of the current year compared with 35.1% in the first six months of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues is primarily the result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. In addition, Franchise Operations operating expenses as a percentage of Franchise Operations revenues will vary depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support that we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $67.7 million in the first six months of fiscal 2003 from $49.1 million in the same period of fiscal 2002, an increase of 38.0%. The primary reason for the increase in revenues was the opening of 44 new franchise stores since the end of the second quarter of fiscal 2002 and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $55.4 million in first six months of fiscal 2003 from $41.2 million in first half of fiscal 2002, an increase of 34.5%. KKM&D operating expenses as a percentage of KKM&D revenues were 81.8% in the first six months of the current year compared with 84.0% in the first half of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Continued stability in our key ingredient costs also contributed. Additionally, the relocation of our equipment manufacturing facility during the second quarter of fiscal 2002 to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003, and associated with our coffee roasting operation in Winston-Salem, which continues to expand operations as it supports the rollout of our new beverage program, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues.

Other

General and Administrative Expenses. General and administrative expenses increased to $14.2 million in the first six months of fiscal 2003 from $12.2 million in the first six months of fiscal 2002, an increase of 16.6%. General and administrative expenses as a percentage of total revenues for the first six months were 6.3% in fiscal 2003 compared with 6.9% in fiscal 2002. The growth in general and administrative expenses is due to increased personnel and salary and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company. The reduction in general and administrative expenses as a percentage of total revenues reflects the impact of our 27.2% growth in revenues coupled with our efforts to contain costs, particularly during the second quarter fiscal 2003. As previously stated, we believe that the excessive summer heat put pressure on both on-premises and off-premises sales. Anticipating this impact, we took steps to control manageable costs, such as delaying new hires and reducing travel and related expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5.2 million in the first six months of fiscal 2003 from $3.8 million in the first six months of the prior year, an increase of 34.9%. Depreciation and amortization expenses as a percentage of total revenues for the first six months were 2.3% in fiscal 2003 compared with 2.2% in fiscal 2002. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions.

Interest Income. Interest income decreased from $1.8 million in the first six months of fiscal 2002 to $1.2 million in the first six months of fiscal 2003. This decrease results from a reduction in rates of interest earned on excess cash invested. During the first six months of fiscal 2003, the average amount invested in cash and marketable securities was approximately $50.6 million, while the average amount invested in cash and marketable securities for the comparable period in fiscal 2002 was approximately $49.6 million.

Interest Expense. Interest expense increased in the first six months of fiscal 2003 over the same quarter of the prior year. The increase is a result of interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized.

Equity Income (Loss) in Joint Ventures. These expenses consist of the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Note 10, “Joint Ventures,” in the notes to the unaudited consolidated financial statements contains further information about these joint ventures. At August 4, 2002, there were 28 stores open by unconsolidated joint ventures compared to nine stores at July 29, 2001.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $11.0 million in the first six months of fiscal 2003 representing a 38.3% effective rate compared to $7.1 million, or 38.0%, in the first six months of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to our expansion into higher taxing states as well as increases in statutory rates in several jurisdictions.

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

We funded our capital requirements for the first six months of fiscal 2003 primarily through cash flow generated from operations, with the exception of the purchase of our new mix and distribution facility in Effingham, Illinois. As discussed below, the purchase of the facility was funded from borrowings under a credit agreement with a bank. We believe our cash flow generation ability is becoming a financial strength and will aid in the expansion of our business.

Cash Flow From Operations

Net cash flow from operations was $20.0 million in the first six months of fiscal 2003 and $16.4 million in the first six months of fiscal 2002. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily inventories, as a result of increased inventory levels at KKM&D. To support the store openings scheduled for the remainder of the fiscal year, as well as for unforeseen capacity expansion needs, we are building inventory levels in our equipment manufacturing facility. In addition, we have stocked the new mix and distribution operations at our new facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003. Operating cash flow was also impacted by the reduction in accrued expenses, primarily as a result of the payment of annual incentive bonuses and the Company’s annual contribution to the Krispy Kreme profit sharing stock ownership plan during the first quarter of fiscal 2003.

Additionally, operating cash flows were favorably impacted by the tax benefit from the exercise of nonqualified stock options of $2.8 million. The Company’s operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $57.2 million in the first six months of fiscal 2003 and $20.8 million in the first six months of the prior year. Investing activities in fiscal 2003 and fiscal 2002 primarily consist of capital expenditures for property, plant and equipment, additional investments in joint ventures with partners to develop and operate Krispy Kreme stores and the purchase and sale of investments. Capital expenditures in fiscal 2003 primarily relate to the new mix and distribution facility in Effingham, Illinois which opened during the second quarter of fiscal 2003. In the first six months of fiscal 2002, capital expenditures primarily relate to expenditures to support our off-premises sales programs, capital expenditures for existing Company stores and equipment and development of new Company stores.

Cash Flow From Financing Activities

Net cash provided by financing activities was $33.3 million in the first six months of fiscal 2003 and $23.5 million in the first six months of fiscal 2002. Financing activities in the first six months of fiscal 2003 consisted primarily of the borrowing of $33.0 million to finance the Effingham, Illinois mix and distribution facility and the exercise of stock options. Our financing activities in the first six months of fiscal 2002 consisted primarily of the completion of our follow-on public offering and exercise of stock options.

Capital Resources, Contractual Obligations and Other Commercial Commitments

Operating Leases. The Company conducts some of its operations from leased facilities and, additionally, leases certain equipment under operating leases. Under generally accepted accounting principles, operating leases are not included in liabilities in the consolidated balance sheet. Generally, these leases have initial terms of five to 18 years and contain provisions for renewal options of five to ten years. Note 8, Lease Commitments, in our fiscal 2002 Annual Report contains additional information on our commitments under noncancelable operating leases as of February 3, 2002. In determining whether to enter into an operating lease for an asset, we evaluate the nature of the asset and the associated operating lease terms to determine if operating leases are an effective financing tool. We anticipate that we will continue to use operating leases as a financing tool as appropriate.

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we may guarantee an amount of the debt or leases equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. In accordance with generally accepted accounting principles, these guarantees are not recorded as liabilities in our consolidated balance sheets. As of August 4, 2002, we had lease guarantee commitments totaling $340,000, loan guarantees totaling $4.7 million and collateral repurchase agreements totaling $70,000. These amounts do not include debt guarantees of our Northern California joint venture partner as the entire amount of the bank debt of this joint venture is shown as a liability in our consolidated balance sheet, nor does it include lease guarantees as the gross amount of Northern California’s lease commitments are shown in Note 8, Lease Commitments, in our fiscal 2002 Annual Report. Of the total guarantee amounts of $5.1 million, $3.8 million are for franchisees in which we have an ownership interest and $1.3 million are for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. However, this standard removes goodwill from its scope and revises the approach for evaluating impairment. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosure About Market Risks

We are exposed to market risk from changes in interest rates on our outstanding bank debt. Our $40 million revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. During fiscal 2002, our Northern California Area Developer entered into a new credit facility with a bank. The facilities under this agreement, a revolving line of credit and a term loan, bear interest at LIBOR plus 1.25%. We guarantee 59% of this facility. In June 2002, our Philadelphia joint venture entered into an unsecured loan agreement with a bank to provide initial funding for construction of a retail store. The loan bears interest at LIBOR plus 1.25%. The Philadelphia joint venture has also entered into a commitment with the bank for a revolving line of credit to replace the loan and provide additional funding for store construction and general working capital purposes. Under the terms of the commitment, amounts outstanding under the revolving line of credit will bear interest at LIBOR plus 1.25%. Amounts outstanding under our Credit Agreement bear interest at adjusted LIBOR plus an applicable margin, which ranges from .75% to 1.75%. We entered into an interest rate swap to convert the variable rate payments due under the Credit Agreement on a notional amount of $33 million to a fixed rate through May 1, 2007. The notional amount declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. The interest cost of our bank debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

We have no derivative financial interests or derivative commodity instruments in our cash or cash equivalents.

Because the majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars currently, the exposure to foreign currency exchange risk is minimal. However, as our international operations grow, our foreign currency exchange risks may increase.

We purchase certain commodities such as flour, sugar and soybean oil. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

During the fiscal quarter ended August 4, 2002, there were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to their date of evaluation.

Part II. Other Information

Item 1. Legal Proceedings

On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchise of the Company in which the Company has a 67% interest, in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel has set a hearing date for late October 2002, in Winston-Salem, North Carolina. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

On June 16, 2002, the Company issued 144,932 shares of its common stock in connection with the acquisition from Simac, Inc. of certain of its assets and the assumption of certain of its liabilities related to the Company’s Akron, Ohio franchise. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 5, 2002 for the purpose of (i) electing four directors; (ii) approving an amendment to our articles of incorporation increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000; (iii) approving amendments to our 2000 Stock Incentive Plan increasing the number of shares of common stock issuable by 5,500,000 to 9,996,000; and (iv) ratifying the Company’s appointment of the independent accountants for the current fiscal year.

The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Against	Withheld

Proposal 1:
Election of Directors
John N. McAleer	43,848,903	—	3,281,081
Robert L. Strickland	46,777,950	—	352,034
William T. Lynch	46,777,408	—	352,576
James H. Morgan	46,773,183	—	356,801

Proposal 2:
Amend Articles of Incorporation	42,046,454	4,897,265	186,265

Proposal 3:
Amend 2000 Stock Incentive Plan	39,149,013	7,736,809	244,160

Proposal 4:
Appointment of Accountants	46,206,707	824,191	99,085

In addition, the terms of the following directors continued after the annual meeting of our shareholders: Frank E. Guthrie, Mary Davis Holt, Scott A. Livengood, Joseph A. McAleer, Jr., Robert L. McCoy, Steven D. Smith and Togo D. West, Jr.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

     b) Reports on Form 8-K – None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC. (Registrant)

Date: September 18, 2002	By:	/s/ Scott A. Livengood
Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: September 18, 2002	By:	/s/ Randy S. Casstevens
Randy S. Casstevens Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

     I, Scott A. Livengood, President and Chief Executive Officer of Krispy Kreme Doughnuts, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krispy Kreme Doughnuts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 18, 2002

/s/ Scott A. Livengood Scott A. Livengood President and Chief Executive Officer

     I, Randy S. Casstevens, Chief Financial Officer and Treasurer of Krispy Kreme Doughnuts, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krispy Kreme Doughnuts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 18, 2002

/s/ Randy S. Casstevens Randy S. Casstevens Chief Financial Officer and Treasurer