Form 10-Q
period 2002-11-03
KRISPY KREME DOUGHNUTS INC
filed 2002-12-18
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at December 6, 2002

Common stock at no par value	56,207,012 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended November 3, 2002

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands, unaudited)

	February 3,	November 3,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$21,904	$14,830
Short-term investments	15,292	17,553
Accounts receivable, less allowance for doubtful accounts of $1,182 at February 3, 2002 and $1,377 at November 3, 2002	26,894	33,869
Accounts receivable, affiliates	9,017	14,878
Other receivables	2,771	1,722
Inventories	16,159	22,728
Prepaid expenses	2,591	4,248
Income taxes refundable	2,534	2,307
Deferred income taxes	4,607	5,315

Total current assets	101,769	117,450
Property and equipment, net	112,577	188,495
Long-term investments	12,700	9,408
Investments in unconsolidated joint ventures	3,400	6,447
Intangible assets	16,621	45,563
Other assets	8,309	8,119

Total assets	$255,376	$375,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,095	$12,874
Book overdraft	9,107	10,547
Accrued expenses	26,729	22,228
Revolving lines of credit	3,871	—
Current maturities of long-term debt	731	3,161
Short-term debt – related party	—	1,400
Income taxes payable	—	381

Total current liabilities	52,533	50,591
Long-term debt, net of current portion	3,912	46,270
Revolving lines of credit	—	4,370
Deferred income taxes	3,930	8,652
Accrued restructuring expenses	1,919	1,150
Other long-term obligations	2,924	6,175

Total long-term liabilities	12,685	66,617
Commitments and contingencies
Minority interest	2,491	4,392
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized at February 3, 2002 and 300,000 at November 3, 2002; issued and outstanding – 54,271 at February 3, 2002 and 55,584 at November 3, 2002	121,052	159,243
Unearned compensation	(186)	(136)
Notes receivable, employees	(2,580)	(723)
Nonqualified employee benefit plan asset	(138)	(339)
Nonqualified employee benefit plan liability	138	339
Accumulated other comprehensive income (loss)	456	(1,271)
Retained earnings	68,925	96,769

Total shareholders’ equity	187,667	253,882

Total liabilities and shareholders’ equity	$255,376	$375,482

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
	2001	2002	2001	2002

Total revenues	$99,804	$129,130	$277,270	$354,815
Operating expenses	80,177	100,295	224,055	277,144
General and administrative expenses	7,023	7,429	19,211	21,641
Depreciation and amortization expenses	2,131	3,403	5,955	8,561

Income from operations	10,473	18,003	28,049	47,469
Interest income	679	511	2,519	1,702
Interest expense	(75)	(653)	(242)	(1,161)
Equity loss in joint ventures	(212)	(819)	(416)	(999)
Minority interest	(358)	(352)	(599)	(1,476)
Other expenses	(56)	(218)	(95)	(368)

Income before income taxes	10,451	16,472	29,216	45,167
Provision for income taxes	3,971	6,347	11,102	17,323

Net income	$6,480	$10,125	$18,114	$27,844

Basic earnings per share	$0.12	$0.18	$0.34	$0.51

Diluted earnings per share	$0.11	$0.17	$0.31	$0.47

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

						Notes
	Preferred	Preferred	Common	Common	Unearned	Receivable -
	Shares	Stock	Shares	Stock	Compensation	Employees

Balance at February 3, 2002	—	$—	54,271	$121,052	$(186)	$(2,580)
Net income for the nine months ended November 3, 2002
Unrealized holding loss, net
Foreign currency translation adjustment
Change in fair value of cash flow hedge

Total comprehensive income
Exercise of stock options, including			572	10,359
tax benefit of $6,672
Issuance of shares in conjunction with acquisition of franchise market			741	27,682
Adjustment of nonqualified employee benefit plan investments
Collection of notes receivable						1,857
Issuance of stock options in exchange for services				150
Amortization of restricted common shares					50

Balance at November 3, 2002	—	$—	55,584	$159,243	$(136)	$(723)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nonqualified	Nonqualified	Accumulated Other
	Employee Benefit	Employee Benefit	Comprehensive	Retained
	Plan Asset	Plan Liability	Income (Loss)	Earnings	Total

Balance at February 3, 2002	$(138)	$138	$456	$68,925	$187,667
Net income for the nine months ended November 3, 2002				27,844	27,844
Unrealized holding loss, net			(227)		(227)
Foreign currency translation adjustment			(13)		(13)
Change in fair value of cash flow hedge			(1,487)		(1,487)

Total comprehensive income					26,117
Exercise of stock options, including					10,359
tax benefit of $6,672
Issuance of shares in conjunction with acquisition of franchise market					27,682
Adjustment of nonqualified employee benefit plan investments	(201)	201			—
Collection of notes receivable					1,857
Issuance of stock options in exchange for services					150
Amortization of restricted common shares					50

Balance at November 3, 2002	$(339)	$339	$(1,271)	$96,769	$253,882

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended

	October 28,	November 3,
	2001	2002

Cash Flow from Operating Activities:
Net income	$18,114	$27,844
Items not requiring cash:
Depreciation and amortization	5,955	8,561
Loss on disposal of property and equipment, net	95	368
Compensation expense related to restricted stock awards	39	50
Deferred income taxes	771	4,809
Tax benefit from exercise of nonqualified stock options	6,529	6,672
Equity loss in joint ventures	416	999
Minority interest	599	1,476
Change in assets and liabilities:
Receivables	(5,411)	(11,656)
Inventories	(2,024)	(6,263)
Prepaid expenses	(1,705)	(1,101)
Income taxes, net	(2,605)	608
Accounts payable	142	(1,214)
Accrued expenses	1,571	(6,603)
Oher long-term obligations	73	669

Net cash provided by operating activities	22,559	25,219

Cash Flow from Investing Activities:
Purchase of property and equipment	(28,213)	(64,108)
Proceeds from disposal of property and equipment	217	—
Acquisition of franchise markets, net of cash acquired	(20,571)	(4,982)
Purchases of investments	(1,043)	(22,122)
Proceeds from investments	14,946	23,094
Increase in investments in unconsolidated joint ventures	(394)	(6,474)
(Increase) decrease in other assets	(2,612)	482

Net cash used for investing activities	(37,670)	(74,110)

Cash Flow from Financing Activities:
Proceeds from stock offering, net	17,202	—
Proceeds from exercise of stock options	3,514	3,687
Book overdraft	2,988	1,440
Minority interest	(188)	(422)
Issuance of long-term debt	—	36,187
Repayment of long-term debt	—	(1,431)
Net borrowings from revolving line of credit	6,800	499
Collection of notes receivable	503	1,857

Net cash provided by financing activities	30,819	41,817

Net increase (decrease) in cash and cash equivalents	15,708	(7,074)
Cash and cash equivalents at beginning of period	7,026	21,904

Cash and cash equivalents at end of period	$22,734	$14,830

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisition of franchise market	$4,183	$5,434
Issuance of stock in exchange for employee notes receivable	$879	$—
Issuance of stock in conjunction with acquisition of additional interest in area developer franchisee	$—	$22,248

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

Basis of Consolidation
 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. As of November 3, 2002, the Company consolidated the accounts of three joint ventures which the Company controlled: Freedom Rings, LLC (“Freedom Rings”), the joint venture with the rights to develop stores in the Philadelphia market; Glazed Investments, LLC (“Glazed Investments”), the joint venture with the rights to develop stores in Colorado, Minnesota and Wisconsin; and Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with the rights to develop stores in Northern California. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net earnings of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are accounted for by the cost method of accounting.

Comprehensive Income
 Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments be presented as separate components of shareholders’ equity. Total comprehensive income for the three and nine months ended November 3, 2002 was $9,561,000 and $26,117,000, respectively, and for the three and nine months ended October 28, 2001 was $6,464,000 and $18,174,000, respectively.

Investments
 Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities and municipal securities. Investments are classified as short-term and long-term investments in the accompanying consolidated balance sheets based upon their stated maturity dates.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. As of November 3, 2002 and February 3, 2002, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Revenue Recognition
 A summary of the revenue recognition policies for each segment of the Company (see Note 9) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and complementary products to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery.

•	Franchise Operations revenue is derived from (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees as a percentage of sales. Development and franchise fees are charged for certain new stores and are recognized as revenue when the store is opened. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, mix and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer, generally upon delivery of the goods. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

Foreign Currency Translation
 For all non-U.S. joint ventures, the functional currency is the local currency. Assets and liabilities of those operations are translated into U. S. dollars using exchange rates at the balance sheet date; revenue and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Intangible Assets
 In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements provide guidance on accounting for the acquisition of businesses and other intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only the purchase method of accounting may be applied to a business combination and provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 is effective for the Company’s fiscal 2003, although goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization provisions of SFAS No. 142. The Company evaluated its intangible assets, which consist of goodwill recorded in connection with a business acquisition ($201,000) and the value assigned to reacquired franchise rights in connection with the acquisition of rights to certain markets from franchisees ($45,362,000), and determined that all such assets have indefinite lives and, as a result, are not subject to amortization provisions. For the three and nine months ended October 28, 2001, the Company recorded an expense of $33,000 and $67,000, respectively, to amortize intangible assets related to an acquisition completed prior to June 30, 2001. The Company completed its impairment analysis of its intangible assets and found no instances of impairment.

Recent Accounting Pronouncements
 In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. Interpretation No. 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently evaluating the impact of adoption of this Interpretation.

Reclassifications
 Certain reclassifications have been made to the fiscal 2002 balances to conform to the fiscal 2003 presentation.

Note 3: Investments
 The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(in thousands)	Cost	Holding Gains	Holding Losses	Value

February 3, 2002
U. S. government notes	$9,049	$—	$(17)	$9,032
Federal government agencies	10,959	442	(166)	11,235
Corporate debt securities	6,475	317	(88)	6,704
Other bonds	1,043	—	(22)	1,021

Total	$27,526	$759	$(293)	$27,992

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(in thousands)	Cost	Holding Gains	Holding Losses	Value

November 3, 2002
U. S. government notes	$8,207	$102	$(1)	$8,308
Federal government agencies	15,346	405	(145)	15,606
Corporate debt securities	2,982	184	(119)	3,047

Total	$26,535	$691	$(265)	$26,961

Maturities of investments were as follows at November 3, 2002:

(in thousands)	Amortized Cost	Fair Value

Due within one year	$17,241	$17,553
Due after one year through five years	9,294	9,408

Total	$26,535	$26,961

Note 4: Inventories
 Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(in thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total

February 3, 2002
Raw materials	$—	$3,060	$788	$1,826	$5,674
Work in progress	—	28	—	—	28
Finished goods	1,318	2,867	95	—	4,280
Purchased merchandise	5,503	—	—	613	6,116
Manufacturing supplies	—	—	61	—	61

Totals	$6,821	$5,955	$944	$2,439	$16,159

November 3, 2002
Raw materials	$—	$4,028	$1,389	$1,901	$7,318
Work in progress	—	152	—	—	152
Finished goods	1,855	3,052	5	—	4,912
Purchased merchandise	9,386	—	—	866	10,252
Manufacturing supplies	—	—	94	—	94

Totals	$11,241	$7,232	$1,488	$2,767	$22,728

Note 5: Property and Equipment
 Property and equipment consist of the following:

	February 3,	November 3,
(in thousands)	2002	2002

Land	$14,823	$23,419
Buildings	39,566	80,941
Machinery and equipment	86,683	113,849
Leasehold improvements	13,463	17,568
Construction in progress	1,949	3,263

	156,484	239,040
Less: accumulated depreciation	43,907	50,545

Property and equipment, net	$112,577	$188,495

Note 6: Accrued Expenses
 Accrued expenses are as follows:

	February 3,	November 3,
(in thousands)	2002	2002

Insurance	$4,891	$6,364
Salaries, wages, and incentive compensation	11,686	6,270
Taxes, other than income	1,639	2,754
Deferred revenue	2,082	1,768
Restructuring expenses	1,195	1,193
Other	5,236	3,879

	$26,729	$22,228

Note 7: Debt
 The Company’s debt, including debt of consolidated joint ventures, consists of the following:

	February 3,	November 3,
(in thousands)	2002	2002

Krispy Kreme Doughnut Corporation:
$40 million revolving line of credit	$—	$—
Golden Gate:
$6.75 million revolving line of credit	3,871	3,750
Freedom Rings:
$5 million revolving line of credit	—	620

Revolving lines of credit	$3,871	$4,370

Glazed Investments:
Short-term debt – related party	$—	$1,400

Krispy Kreme Doughnut Corporation:
$33 million term loan	$—	$32,175
Golden Gate:
$4.5 million term loan	4,418	4,038
$3 million term loan	—	3,000
Glazed Investments:
Real Estate and Equipment loans	—	10,082
Subordinated notes	—	136
Freedom Rings:
Other debt	225	—

	4,643	49,431
Current maturities of long-term debt	(731)	(3,161)

Long-term debt, net of current portion	$3,912	$46,270

$40 Million Revolving Line of Credit
 On December 29, 1999, the Company entered into an unsecured loan agreement (“Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004.

Under the terms of the Agreement, interest on the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points. There was no interest, fee or other charge for the unadvanced portion of the line of credit until July

1, 2002 at which time the Company began paying a fee of 0.10% on the unadvanced portion. No amounts were outstanding on the revolving line of credit at February 3, 2002 or November 3, 2002. The amount available under the revolving line of credit is reduced by letters of credit and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $31,847,000 at November 3, 2002. Outstanding letters of credit, primarily for insurance purposes, totaled $6,626,000, while amounts available in connection with credit cards issued by the lender totaled $1,527,000 at November 3, 2002.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict the Company’s ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At November 3, 2002, the Company was in compliance with each of these covenants.

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

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on November 3, 2002 was 2.49%. Prior to conversion to a Term Loan, interest on amounts outstanding under the Credit Agreement was payable monthly.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at November 3, 2002 was $32,175,000. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At November 3, 2002, the fair value carrying amount of the swap was a liability of $2,417,000. Accumulated other comprehensive loss for the three and nine months ended November 3, 2002 includes a loss, net of related tax benefits, of $485,000 and $1,487,000, respectively, related to the swap.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at November 3, 2002.

Consolidated Joint Ventures – Golden Gate
 On October 12, 2001, Golden Gate Doughnuts, LLC, the Northern California joint venture, entered into a $6.75 million revolving line of credit agreement with a bank. The Company has guaranteed 67% of amounts outstanding under the line of credit and the amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. The line of credit bears interest at one-month LIBOR plus 1.25% (2.94% at November 3, 2002) and matures on October 12, 2004. There is no interest, fee or other charge for the unadvanced portion of the line of credit. The line of credit replaced a previous $1,500,000 line of credit, established January 25, 2001, with similar terms.

At November 3, 2002, the amount outstanding under the $6.75 million revolving line of credit was $6,750,000. On November 8, 2002, Golden Gate entered into a loan agreement with the bank to convert $3,000,000 of the amount outstanding to a term loan. Accordingly, this amount is reported as long-term debt at November 3, 2002. The loan bears interest at one-month LIBOR plus 1.25% and is payable in 59 monthly installments of $29,807 of principal and interest, beginning in December 2002, and one final payment of all remaining principal and interest due on November 8, 2007. The Company has guaranteed 67% of the outstanding balance of the term loan and the amount not guaranteed by the Company is collateralized by certain buildings and equipment owned by Golden Gate.

On October 12, 2001, Golden Gate converted its previous revolving line of credit agreement, in the amount of $4,500,000, to a term loan. The Company has guaranteed 67% of the outstanding balance of this term loan. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. Repayment of the loan began in November 2001 with 59 equal monthly payments of $53,415 of principal and interest and one final payment of all remaining principal and interest due on October 12, 2006. Interest on the term loan is charged at the lender’s one-month LIBOR plus 1.25%. At November 3, 2002, the outstanding principal balance was $4,038,000 and the interest rate was 2.94%.

The revolving line of credit and the term loans each contain provisions requiring Golden Gate to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at November 3, 2002.

Consolidated Joint Ventures – Freedom Rings
 On June 13, 2002, Freedom Rings, LLC, the Philadelphia joint venture, entered into an unsecured loan agreement with a bank to provide initial funding of $1,500,000 for construction of a retail store. Interest on the loan was payable at the lender’s one-month LIBOR plus 1.25%. At November 3, 2002, the amount outstanding under the loan was $620,000 and the interest rate was 2.94%. On November 6, 2002, Freedom Rings entered into a $5,000,000 revolving line of credit with the bank to provide funding for the construction of additional retail stores and general working capital purposes. The line of credit replaced the $1,500,000 loan, which was repaid in full with borrowings under the line of credit and cancelled. The revolving line of credit bears interest at the bank’s one-month LIBOR plus 1.25%, is secured by certain property and equipment owned by Freedom Rings and matures August 15, 2004. The Company guaranteed 70% of the outstanding balance of the loan and has guaranteed 70% of the amounts available under the revolving line of credit.

The revolving line of credit contains provisions requiring the Philadelphia joint venture to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios.

On October 29, 2001, Freedom Rings entered into a non-bank agreement in order to finance the purchase of a parcel of land. Under the terms of the loan agreement, interest on the loan was charged at 8% and repayment began in November 2001 with nine equal monthly payments of principal and interest of $1,930. A final payment of the remaining principal balance of $221,000 plus accrued interest was made in August 2002 and the loan was terminated.

Consolidated Joint Ventures – Glazed Investments
 Glazed Investments, LLC, the joint venture franchisee with rights to Colorado, Minnesota and Wisconsin, typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus a premium. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loan”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged ranges from 3.05% to 3.6%. At November 3, 2002, interest rates applicable to the debt range from 4.79% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at November 3, 2002 totaled $1,400,000 and are reported as short-term debt - related party in the accompanying unaudited consolidated financial statements.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003 (see Note 10 — Joint Ventures and Note 13 — Acquisitions), the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes issued by Glazed Investments were payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the accompanying consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments’ balance sheet as payable to the Company. Accordingly, the Notes outstanding at November 3, 2002 as reflected in the accompanying unaudited consolidated balance sheet totaling $136,000 represent the total amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

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

The following table sets forth the computation of the number of diluted shares outstanding:

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
(in thousands)	2001	2002	2001	2002

Basic shares outstanding	53,880	55,334	53,540	54,742
Effect of dilutive securities:
Stock options	4,716	4,233	4,724	4,453
Restricted stock	5	8	6	8

Diluted shares outstanding	58,601	59,575	58,270	59,203

Stock options in the amount of 230,800 shares and 444,000 shares for the three and nine months ended October 28, 2001, respectively, and 1,268,500 shares and 149,400 shares for the three and nine months ended

November 3, 2002, respectively, have been excluded from the diluted shares calculation as the inclusion of these options would be antidilutive.

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

Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
(in thousands)	2001	2002	2001	2002

Revenues:
Company store operations	$68,640	$78,991	$190,830	$227,919
Franchise operations	3,361	4,941	9,582	13,983
KKM&D	68,074	97,392	188,656	255,895
Intercompany sales eliminations	(40,271)	(52,194)	(111,798)	(142,982)

Total revenues	$99,804	$129,130	$277,270	$354,815

Operating Income (Loss):
Company store operations	$11,313	$13,886	$30,148	$39,593
Franchise operations	2,075	3,723	6,077	10,525
KKM&D	4,517	8,225	12,148	20,176
Unallocated general and administrative expenses	(7,432)	(7,831)	(20,324)	(22,825)

Total operating income	$10,473	$18,003	$28,049	$47,469

Depreciation and Amortization Expenses:
Company store operations	$1,563	$2,282	$4,432	$6,276
Franchise operations	17	41	53	67
KKM&D	142	678	358	1,034
Corporate administration	409	402	1,112	1,184

Total depreciation and amortization expenses	$2,131	$3,403	$5,955	$8,561

Note 10: Joint Ventures
 From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based on their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 2 - Summary of Significant Accounting Policies.

In March 2000, upon approval by the Company’s board of directors, a pooled investment fund was established, the Krispy Kreme Equity Group, LLC (“KKEG”), to invest in joint ventures with new area developers in certain markets. The Company’s officers were eligible to invest in the fund. Members of the board of directors who were not officers of the Company were not eligible to invest in the fund. The Company did not provide any funds to its officers to invest in the fund nor did it provide guarantees for the investment. The fund invested exclusively in a fixed number of joint ventures with certain new area developers as approved by its manager, obtaining a 5% interest in them. If any member of the fund withdrew, the fund had a right of first refusal with respect to the withdrawing member’s interest. The remaining members then had the right to purchase any interest the fund did not purchase. Finally, the Company was obligated to purchase any remaining interest. The Company did not own any units of the KKEG at February 3, 2002. The fund had investments in six joint ventures at February 3, 2002. On March 5, 2002, the members of the KKEG voted to dissolve the KKEG and agreed to sell their interests in the KKEG to the Company. The Company paid to each member of the KKEG an amount equal to his or her original investment, totaling an aggregate of $940,100. On March 6, 2002, the KKEG was dissolved.

In February 2000, the Compensation Committee of the Company’s board of directors approved investments by Scott Livengood, Chairman, President and CEO, in joint ventures with certain new area developers in exchange for his giving up his right to develop the Northern California market. Krispy Kreme did not provide any funds to Mr. Livengood to invest in the joint ventures nor did it provide guarantees for the investment. Mr. Livengood had 3% investments in joint ventures with six area developers as of February 3, 2002. On March 5, 2002, the Company purchased Mr. Livengood’s interests in the joint ventures at his original cost of $558,800.

In February 2000, the Compensation Committee of the Company’s board of directors approved an investment by John McAleer, Krispy Kreme Executive Vice President and Vice Chairman of the Board, in a joint venture with a new area developer. Krispy Kreme did not provide any funds to Mr. McAleer to invest in the joint venture nor did it provide guarantees for the investment. Mr. McAleer had a 21.7% investment in the joint venture, KremeWorks, LLC, as of February 3, 2002. On March 5, 2002, the Company acquired Mr. McAleer’s interest in KremeWorks, LLC at his original cost of $75,800.

As a result of the transactions on March 5, 2002, in which the Company acquired the KKEG’s, Mr. Livengood’s, and Mr. McAleer’s investments in the joint ventures described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in each of these joint ventures are as follows:

	Ownership Interests

	Prior to March 5, 2002		As of March 5, 2002

	KKDC	Other Investors	KKDC	Other Investors

Golden Gate Doughnuts, LLC	59.0%	41.0%	67.0%	33.0%
New England Dough, LLC	49.0%	51.0%	57.0%	43.0%
Amazing Glazed, LLC	22.3%	77.7%	30.3%	69.7%
A-OK, LLC	22.3%	77.7%	30.3%	69.7%
Glazed Investments, LLC	22.3%	77.7%	30.3%	69.7%
KKNY, LLC	22.3%	77.7%	30.3%	69.7%
KremeWorks, LLC	3.3%	96.7%	25.0%	75.0%

Consolidated Joint Ventures
 On March 22, 2000, the Company entered into a joint venture, Golden Gate Doughnuts, LLC, to develop the Northern California market. The Company invested $2,060,000 for a 59% interest and holds two of three management committee seats. At February 3, 2002, the KKEG and Mr. Livengood owned 5% and 3%, respectively, of Golden Gate. The financial statements of this joint venture are consolidated with those of the Company. The Company has guaranteed the payments on several leases and 67% of the line of credit and the term loans of Golden Gate (see Note 7 – Debt). The terms of the guarantees range from 5 to 20 years. As noted above, the Company acquired the KKEG and Mr. Livengood’s interest in Golden Gate on March 5, 2002. As a result, the Company’s investment in Golden Gate increased to 67%, and the portion not owned by the Company, included in minority interest, was reduced to 33% from 41%.

On March 6, 2001, the Company entered into a joint venture, Freedom Rings, LLC, to develop the Philadelphia market. The Company invested $1,167,000 for a 70% interest in Freedom Rings and holds three of four management committee seats. The Company has guaranteed the payments on certain leases and 70% of the bank debt of Freedom Rings (see Note 7 – Debt). The terms of the guarantees range from seven to ten years. The financial statements of this joint venture are consolidated with those of the Company and the 30% not owned by Krispy Kreme is included in minority interest.

On February 27, 2000, the Company entered into a joint venture, Glazed Investments, LLC, to develop the Colorado, Minnesota and Wisconsin markets. The Company invested $500,000 for a 22.3% interest and held two of the joint venture’s six management committee seats. At February 3, 2002, the KKEG and Mr. Livengood owned 5% and 3%, respectively, of Glazed Investments. As noted above, the Company acquired the KKEG and Mr. Livengood’s interest in Glazed Investments on March 5, 2002, increasing the Company’s ownership interest in the joint venture to 30.3%. On August 22, 2002, as discussed further in Note 13 – Acquisitions, the Company acquired an additional 44.4% interest in Glazed Investments, increasing its total investment in this joint venture to 74.7%. Effective with the acquisition in August, the Company gained the right to designate four of the six management committee seats. As a result, the Company has the ability to control the operations of the joint venture and, therefore, began consolidating the financial statements of Glazed Investments with those of the Company effective August 22, 2002. The Company has guaranteed 74.7% of the amounts outstanding on certain bank and non-bank debt of Glazed Investments (see Note 7 — Debt).

Summarized information for the Company’s investments in consolidated joint ventures as of November 3, 2002, including outstanding lease guarantees, is as follows:

		Number of Stores as	Ownership %
		of November 3,
	General	2002/Total Stores
	Geographic	to be		Third	Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

Freedom Rings, LLC	Philadelphia,	2/17	70%	30%	$1,120,000
	Pennsylvania
		Manager Allocation	3	1
Glazed Investments,	Colorado,	10/28	74.7%	25.3%	$—
LLC	Minnesota,
	Wisconsin
		Manager Allocation	4	2
Golden Gate	Northern	11/24	67%	33%	$5,599,000
Doughnuts, LLC	California
		Manager Allocation	2	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	The amounts shown only represent lease guarantees, as the entire amount of bank debt of each of the consolidated joint ventures is included in the Company’s consolidated balance sheet as a liability.

Equity Method Joint Ventures
 As of November 3, 2002, the Company had entered into eleven joint ventures as a minority interest party. Investments in these joint ventures, where required, have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 12.0% per annum and have maturity dates ranging from April 30, 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests and manager allocations for joint ventures which are accounted for by the equity method is summarized as follows:

			Ownership %

		Number of Stores as
	General	of November 3, 2002/
	Geographic	Total Stores to be			Third		Loan
	Market	Developed (1)	KKDC		Parties		Guarantees

KKNY, LLC	New York City,	6/24	30.3%		69.7%		$—
	Northern New Jersey
		Manager Allocation	2		4

New England	Connecticut,	2/16	57%		43%		$158,000
Dough, LLC	Massachusetts,
	Rhode Island
		Manager Allocation	2		2

KremeKo, Inc.	Eastern Canada	3/34	39.3	%(2)	60.7	%(2)	$475,000
		Manager Allocation	2		3

A-OK, LLC	Arkansas, Oklahoma	4/10	30.3%		69.7%		$1,343,000
		Manager Allocation	2		4

Amazing Glazed, LLC	Pennsylvania	3/8	30.3%		69.7%		$—
	(Pittsburgh)
		Manager Allocation	2		4

KremeWorks, LLC	Alaska, Hawaii,	3/31	25%		75%		$—
	Oregon, Washington,
	Western Canada
		Manager Allocation	1		3

Amazing	Pennsylvania	0/5	33.3%		66.7%		$—
Hot Glazers, LLC	(Erie)
		Manager Allocation	2		4

			Ownership %

		Number of Stores as
	General	of November 3, 2002/
	Geographic	Total Stores to be		Third	Loan
	Market	Developed (1)	KKDC	Parties	Guarantees

KK-TX I, L.P.	Texas (Amarillo, Lubbock)	0/2	33.3%	66.7%	$336,000

		Manager Allocation	— (3)	— (3)

Krispy Kreme of	Southern Florida	1/8	35.3%	64.7%	$1,276,000
South Florida, LLC
		Manager Allocation	2	3

Krispy Kreme	Australia/New	0/30	35%	65%	$—
Australia Pty	Zealand
Limited
		Manager Allocation	2	3

Entrepreneurship	Greensboro, North	1/1	49%	51%	$—
and Economic	Carolina
Development
Investment, LLC
		Manager Allocation	1	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture. This number, which excludes commissary locations, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	On September 5, 2002, KremeKo, Inc. completed an equity offering to raise funds for store development and general working capital purposes. The Company subscribed for its proportionate share of the offering and further agreed to purchase any shares not subscribed for by other existing shareholders. The Company paid approximately $4,000,000 for its subscribed shares as well as the over-allotment it received and, as a result, the Company’s ownership interest increased from 34% to 39.3%, effective September 5, 2002.

(3)	KK-TX I, L.P. is a Texas limited partnership. The Company holds a 33.3% interest in the joint venture as a limited partner. Under the terms of the partnership agreement, the general partner has full responsibility for managing the business of the partnership.

On November 13, 2002, the Company entered into a joint venture to develop Krispy Kreme stores in the United Kingdom and Ireland. The Company will own approximately 37% of the joint venture, Krispy Kreme U. K. Limited, which will develop 25 stores in the United Kingdom and Ireland over the next six years. The Company has also announced plans to invest in two additional joint ventures, both of which are with existing franchisees. These new joint ventures include Rigel Corporation, which will develop El Paso, Texas, and L&L Enterprise Holdings, which will develop Montana and Wyoming. At November 3, 2002, the Company had not invested any funds in these joint ventures.

Note 11: Commitments and Contingencies
 To assist certain franchise operators in obtaining financing, the Company has guaranteed certain leases and loans from third-party financial institutions on behalf of the franchise operators. Generally, financing guarantees are provided only to joint venture partners in a percentage equivalent to the Company’s ownership interest in the joint venture franchisee. The Company’s contingent liability related to these guarantees was approximately $3,805,000 at February 3, 2002 and $4,955,000 at November 3, 2002.

Because the Company enters into long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Note 12: Legal Contingencies
 On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchisee of the Company in which the Company has a 67% interest (see Note 10 – Joint Ventures), in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel concluded hearings in Winston-Salem, North Carolina in December 2002. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements. Accordingly, no accrual for loss (if any) has been provided in the accompanying consolidated financial statements.

Note 13: Acquisitions
 The Company from time to time acquires market rights from either Associate or Area Developer franchisees if they are willing to sell to the Company and if there are sound business reasons for the Company to make the acquisition. These reasons may include a franchise market being contiguous to a Company store market where an acquisition would provide operational synergies; upside opportunity in the market because the franchisee has not fully developed on-premises or off-premises sales; or if the Company believes an acquisition of the market would improve the brand image in the market. The purchase price for each acquisition is based upon an analysis of historical performance as well as estimates of future revenues and earnings in the respective markets acquired.

Effective June 16, 2002, the Company acquired the rights to the Akron, Ohio market, as well as the related assets, from an Associate franchisee. Effective June 30, 2002, the Company acquired the rights to the Toledo, Ohio market, as well as the related assets, from an Area Developer franchisee. The total purchase price for these acquisitions was $7,672,000, consisting of cash of $2,238,000 and approximately 145,000 shares of common stock, valued at $5,434,000. The purchase price was allocated to accounts receivable — $379,000, inventory — $39,000, property and equipment — $635,000, accounts payable — $93,000, accrued expenses — $62,000, repayment of a note receivable — $177,000 and reacquired franchise rights, an intangible asset not subject to amortization — $6,951,000.

Effective August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, LLC, an Area Developer franchisee with the rights to develop Krispy Kreme stores in markets in Colorado, Minnesota and Wisconsin. The total consideration paid was $23,048,000, consisting of cash of $800,000 and approximately 596,000 shares of stock, valued at $22,248,000. In connection with the acquisition, the Company also acquired a note receivable, payable by Glazed Investments, with a principal amount of $3,015,000 plus accrued interest of $111,000. Prior to the acquisition of an additional interest, the Company owned a 30.3% interest in this joint venture and had the right to designate two of the joint venture’s six management committee seats. As a result of the acquisition, the Company now owns a 74.7% interest in the joint venture and has the right to designate four of the six management committee seats. As such, the Company has the ability to control the operations of the joint venture and, therefore, began consolidating the financial statements of Glazed Investments with those of the Company effective August 22, 2002.

The following unaudited pro forma financial information presents the combined results of Krispy Kreme Doughnuts, Inc. and the acquired markets as if the acquisitions discussed above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Three months ended		Nine months ended

(in thousands, except per	October 28,	November 3,	October 28,	November 3,
share amounts)	2001	2002	2001	2002

Total revenues	$101,986	$132,922	$287,318	$367,942
Net income	$6,769	$10,377	$18,898	$29,183
Diluted earnings per share	$0.11	$0.17	$0.32	$0.49

The unaudited pro forma financial information presented above includes the revenues and net income of the acquired markets. Adjustments to the combined amounts were made to eliminate franchise fees and royalties previously earned by the Company from these operations for the periods presented, as well as to eliminate KKM&D revenues and corresponding expenses resulting from sales to these operations.

Of the remaining approximately 25% interest in Glazed Investments not owned by the Company, approximately 22% is owned by certain members of Glazed Investments’ management. As a condition to the acquisition, the Company entered into an option agreement which gives each of these members of management the option to sell to the Company ultimately up to 100% of their respective interest in Glazed Investments during certain defined exercise periods, subject to certain limitations. The purchase price for the individual’s respective interest is determined based upon a formula defined in the agreement, which is generally based upon earnings growth and cash flows of Glazed Investments’ operations. The options become exercisable, in part, beginning in April 2004. If exercised, the Company has the option to pay the purchase price in cash or shares of the Company’s common stock. The Company cannot estimate the likelihood of any of the options being exercised.

Effective November 4, 2002, the Company acquired the rights to the Pensacola, Florida and Destin, Florida markets, as well as the related assets, from an Associate franchisee, in exchange for approximately 95,000 shares of the Company’s common stock, valued at approximately $3,100,000. The operations and assets acquired, primarily inventory and equipment, will be included with those of the Company effective November 4, 2002.

Note 14: Notes Receivable – Employees
 During the third quarter of fiscal 2003, approximately 25 members of the Company’s management and Board of Directors repaid in full loans extended to them in 1998 in connection with the change in terms of an employee benefit plan. The total amount of principal and interest repaid was approximately $1,926,000. The remaining employee note receivable in the amount of $723,000 at November 3, 2002 relates to the purchase of Digital Java, Inc., a Chicago-based coffee company, which the Company acquired in February 2001. This note, issued to a single individual as a compensation arrangement, is secured by Company stock and, under the terms of the acquisition agreement, the annual amount of principal and interest owed will be forgiven as long as certain employment and performance criteria are met.

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

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnut-making equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In the second quarter of fiscal 2003, we opened our second mix manufacturing and distribution facility in Effingham, Illinois. The new mix facility triples our mix manufacturing capacity and also adds our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the penetration of on-premises and off-premises sales channels by existing stores. Our vertical integration allows us to:

•	Maintain the consistency and quality of our products throughout our system

•	Utilize volume buying power which helps lower the cost of supplies to each of our stores

•	Enhance our profitability

In fiscal 2002, through the acquisition of the assets of Digital Java, Inc., we began to expand our vertical integration to sourcing and roasting our own coffee beans. Digital Java, Inc., a Chicago-based coffee company, was a sourcer and micro-roaster of premium quality coffee and offered a broad line of coffee-based and non-coffee based beverages. Subsequent to the acquisition, we relocated the acquired assets and operations to a newly constructed coffee roasting facility at our Ivy Avenue plant in Winston-Salem. This operation will help support the rollout of our new beverage program, which includes drip coffee, espresso and frozen beverages. During the third quarter of fiscal 2003, we completed the rollout of the first component of this program, converting all stores to our new drip coffee offering, replacing the previous product sold which was purchased from an unrelated third party. At the end of the third quarter of fiscal 2003, the operation was supporting the new beverage program in approximately 40 Krispy Kreme locations, most of which are new stores that opened with the full program. We anticipate introducing the remaining components of the new beverage program, primarily espresso and frozen beverages, in all remaining stores over the next twelve to eighteen months.

During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. During fiscal 2002, we began our initial tests of the concept in three different markets and venues in North Carolina and continue to develop and enhance the technology. At November 3, 2002, five doughnut and coffee shops were open, four of which are owned by the Company. We plan to continue our tests of this concept.

In our recent store development efforts, we have focused on opening both Company and franchise stores in major metropolitan markets, generally markets with greater than 100,000 households. During the third quarter of fiscal 2003, we announced an initiative to enhance our expansion through the opening of factory stores in small markets, with small markets being defined as those markets having less than 100,000 households. Through value engineering, we believe we have reduced the level of investment in property and equipment required to open a Krispy Kreme store, making the opportunity to enter small markets economically viable. We also expect that stores in these small markets will participate in fund-raising programs and develop off-premises business, further enhancing the opportunity in these markets, although we believe that their retail sales alone will generate attractive financial returns. We expect the stores opened in these markets will primarily be franchised stores and will be opened by our existing franchisees.

As stated above, we intend to expand our concept primarily through opening new franchise stores in territories across the continental United States and Canada, as well as select other international markets. We also have entered and intend to enter into joint ventures with some of our franchisees. As of November 3, 2002, there were a total of 249 Krispy Kreme stores nationwide consisting of 90 company-owned stores, 53 Associate franchise stores and 106 Area Developer franchise stores. For fiscal 2003, we anticipate opening approximately 64 new stores under existing agreements, most of which are expected to be franchise stores. As of November 3, 2002, we had opened 35 new stores in fiscal 2003.

In contemplation of our future international expansion, we are beginning to develop our global strategy as well as the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have three stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. In the second quarter of fiscal 2003, we entered into a joint venture to franchise the Australian and New Zealand markets. We expect the joint venture to open its first store in Australia in fiscal 2004. On November 13, 2002, we entered into a joint venture to develop Krispy Kreme stores in the United Kingdom and Ireland. We expect the joint venture to open its first store in the United Kingdom in late fiscal 2004 or early fiscal 2005. We are also focusing on additional markets outside North America, including Japan, South Korea and Spain. Our initial research indicates that these will be viable markets for the Krispy Kreme concept.

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

	•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all of our stores are required to purchase. This business unit also includes our coffee roasting operations, which became operational in the third quarter of fiscal 2003. The operations currently support our drip coffee beverage program, which was rolled out to all our stores in the third quarter of fiscal 2003, replacing the existing drip coffee offering that was purchased from an unrelated third party. Production in this facility will be increased in the remainder of fiscal 2003 and fiscal 2004 as the other components of our expanded beverage program, primarily espresso and frozen beverages, are introduced in our existing and new stores. Currently, the operations support the expanded beverage program in approximately 40 stores, most of which are new stores that opened with the full program. The KKM&D business unit also purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

•	Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, equity loss in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
	2001	2002	2001	2002

Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	80.3	77.7	80.8	78.1
General and administrative expenses	7.0	5.8	6.9	6.1
Depreciation and amortization expenses	2.1	2.6	2.2	2.4

Income from operations	10.6	13.9	10.1	13.4
Interest income	0.7	0.4	0.9	0.5
Interest expense	(0.1)	(0.5)	(0.1)	(0.3)
Equity loss in joint ventures	(0.2)	(0.6)	(0.2)	(0.3)
Minority interest	(0.4)	(0.3)	(0.2)	(0.4)
Other expenses	(0.1)	(0.2)	—	(0.1)

Income before income taxes	10.5	12.7	10.5	12.8
Provision for income taxes	4.0	4.9	4.0	4.9

Net income	6.5%	7.8%	6.5%	7.9%

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
(in thousands)	2001	2002	2001	2002

Operating Data:
Systemwide sales	$154,414	$195,314	$439,077	$565,310
Increase in comparable store sales:
Company-owned		13.0%		12.4%
Systemwide		10.1%		11.9%

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

	Three months ended		Nine months ended

	October 28,	November 3,	October 28,	November 3,
	2001	2002	2001	2002

Revenues by Business Segment:
Company store operations	68.8%	61.2%	68.8%	64.2%
Franchise operations	3.4	3.8	3.5	4.0
KKM&D	27.8	35.0	27.7	31.8

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	81.2%	79.5%	81.9%	79.9%
Franchise operations	37.8%	23.8%	36.0%	24.3%
KKM&D	83.2%	80.3%	83.7%	81.2%
Total operating expenses	80.3%	77.7%	80.8%	78.1%

Three months ended November 3, 2002 compared with three months ended October 28, 2001

Overview

Systemwide sales for the third quarter increased 26.5% to $195.3 million compared to $154.4 million in the third quarter of the prior year. The increase was comprised of an increase of 15.1% in Company store sales, which increased to $79.0 million, and an increase of 35.6% in franchise store sales, which increased to $116.3 million. During the quarter, thirteen new franchise stores and four new Company stores were opened and one Company store was closed for a net increase of sixteen stores. Additionally, nine Area Developer franchise stores became Company stores as a result of the acquisition of a controlling interest in Glazed Investments, LLC, the franchisee with rights to the Colorado, Minnesota and Wisconsin markets. The total number of stores at the end of the quarter was 249. Of those, 53 are Associate franchise stores, 106 (including 23 in which we have a joint venture interest) are Area Developer franchise stores and 90 (including 23 which are consolidated joint venture stores) are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 10.1% increase in our systemwide comparable store sales.

Total Company revenues increased 29.4% to $129.1 million in the third quarter of fiscal 2003 compared with $99.8 million in the third quarter of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 15.1% to $79.0 million, Franchise Operations revenue increases of 47.0% to $4.9 million and KKM&D revenue, excluding intercompany sales, increases of 62.6% to $45.2 million. Net income for the quarter was $10.1 million versus $6.5 million a year ago, representing an increase of 56.3%. Diluted earnings per share was $0.17, an increase of 53.2% over the third quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $79.0 million in the third quarter of fiscal 2003 from $68.6 million in the third quarter of fiscal 2002, an increase of 15.1%. Comparable store sales increased by 13.0%. The revenue growth was primarily due to growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $2.9 million and total off-premises sales increased approximately $7.5 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, including featured doughnut varieties, selected price increases and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Company store on-premises sales were also positively impacted by the sales of the nine stores operated by Glazed Investments, LLC, the Area Developer franchisee with rights to develop the Colorado, Minnesota and Wisconsin markets. On August 22, 2002, the Company acquired a controlling interest in this franchisee and, as a result, the revenues of this franchisee are consolidated with the Company Store Operations revenues for periods subsequent to the acquisition. Company Store Operations revenues also include the revenues of the Northern California franchisee, in which the Company owns a 67% interest, and the revenues of the franchisee in the Philadelphia market, in which the Company has a 70% interest. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers as well as the expansion of the number of locations served in our existing customer base. We believe excessive summer heat in some of our markets during the first half of the quarter negatively impacted both on- and off-premises sales growth in the quarter.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $62.8 million in the third quarter of fiscal 2003 from $55.8 million in the same quarter of fiscal 2002, an increase of 12.7%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 79.5% in third quarter of fiscal 2003 compared with 81.2% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes as demonstrated by the 13.0% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly production yields and a reduction in shrink. Partially offsetting the impact of these items was higher labor costs as a percentage of revenues. As previously stated, we believe that excessive summer heat in some of our markets put pressure on sales and margins during the first half of the quarter. As staffing was in place to support higher growth levels, excess labor costs were incurred earlier in the quarter before we adjusted staffing to the slower sales growth. In addition, costs, including training, supplies, and marketing and promotional expenses, associated with the rollout of our new drip coffee beverage program, which was introduced in all stores in the third quarter of fiscal 2003, negatively impacted Company Store Operations operating expenses as a percentage of Company Store Operations revenues.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of these reviews, we make necessary adjustments to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the third quarter of fiscal 2003 or fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $4.9 million in the third quarter of fiscal 2003 from $3.4 million in the third quarter of the prior year, an increase of 47.0%. The growth in revenue was primarily due to the opening of 49 new franchise stores since the end of the third quarter of fiscal 2002 and comparable store sales increases, all of which resulted in increased royalty receipts from our franchisees. In addition, of the 17 stores opened in the third quarter of fiscal 2003, thirteen were franchise stores, as compared to 8 of the stores opened in the third quarter of fiscal 2002, resulting in greater revenues from franchise fees in fiscal 2003.

Franchise Operations Operating Expenses. Franchise Operations operating expenses decreased to $1.2 million in the third quarter of fiscal 2003 from $1.3 million in the third quarter of fiscal 2002. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 23.8% in the third quarter of the current year compared with 37.8% in the third quarter of the prior year. Operating expenses, as a percentage of revenues, have decreased during the third quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $45.2 million in the third quarter of fiscal 2003 from $27.8 million in the same quarter of fiscal 2002, an increase of 62.6%. The primary reasons for the increase in revenues were the opening, since the end of the third quarter of fiscal 2002, of 49 new franchise stores and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores resulted in additional revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. In addition, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D. Therefore, the timing of new store openings and related equipment purchases may result in fluctuations in KKM&D revenues. The increased number of franchise store openings in the third quarter of fiscal 2003 as compared to the same period of the prior fiscal year, as well as the increased number of stores expected to be opened early in the fourth quarter for which equipment has been shipped, positively impacted KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $36.3 million in the third quarter of fiscal 2003 from $23.1 million in the third quarter of fiscal 2002, an increase of 56.8%. KKM&D operating expenses as a percentage of KKM&D revenues were 80.3% in the third quarter of the current year compared with 83.2% in the third quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to improved efficiencies in our Winston-Salem mix and equipment manufacturing facilities. Because the Effingham facility was in operation for the entire quarter, our Winston-Salem mix manufacturing facility was able to scale back its mix production levels, improving its efficiency as it had been running at excessive levels prior to the Effingham opening. Additionally, the relocation of our equipment manufacturing facility during the third quarter of fiscal 2002 to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003, and associated with our coffee roasting operation in Winston-Salem, which continues to expand operations as it supports the rollout of our new beverage program, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues.

Other

General and Administrative Expenses. General and administrative expenses increased to $7.4 million in the third quarter of fiscal 2003 from $7.0 million in the third quarter of fiscal 2002, an increase of 5.8%. General and administrative expenses as a percentage of total revenues for the third quarter were 5.8% in fiscal 2003 compared with 7.0% in fiscal 2002. The dollar growth in general and administrative expenses is due primarily to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company, offset by lower provisions for employee benefit costs such as insurance and incentive provisions under the terms of the plans. The dollar growth in general and administrative expenses would have been higher, however, during much of the quarter, but particularly in the first half, we implemented strict controls on various general and administrative expenses as we were concerned about a slow-down in the momentum of the business which we believe was caused primarily by the excessive heat and drought in many of our market areas. We imposed controls on salary expenses, travel expenses and professional fees, among others. General and administrative expenses as a percentage of total revenues declined during the third quarter of fiscal 2003 primarily as a result of our 29.4% growth in revenues during the period. In particular, acquisitions of Associate and Area Developer franchisee markets in fiscal 2003, including the acquisition of a controlling interest in Glazed Investments, LLC, a joint venture, resulted in revenue gains with minimal incremental general and administrative expenses as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations. In addition, as a percentage of total revenues, general and administrative expenses will vary in part depending upon the number of new store openings in a quarter. During the third quarter of fiscal 2003, thirteen new franchise stores were opened, as compared to eight new franchise stores opened in the comparable period of the prior year. As each new store is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, periods with greater equipment shipments due to an increased number of store openings generally result in increased revenues. These increased revenues further leverages the existing general and administrative expense structure as there is minimal incremental general and administrative expenses associated with a store opening.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $3.4 million in the third quarter of fiscal 2003 from $2.1 million in the third quarter of the prior year, an increase of 59.7%. Depreciation and amortization expenses as a percentage of total revenues for the third quarter were 2.6% in fiscal 2003 compared with 2.1% in fiscal 2002. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions, primarily related to our new mix and distribution facility in Effingham, Illinois, as well as for new stores, including new stores opened by consolidated joint ventures.

Interest Income. Interest income decreased in the third quarter of fiscal 2003 as a result of a reduction in rates of interest earned on excess cash invested, as well as a reduction in the average amount invested in the third quarter of fiscal 2003 as compared to the comparable period in fiscal 2002. During the third quarter of fiscal 2003, the average amount invested in cash and marketable securities was approximately $46.5 million, while the average amount invested in cash and marketable securities for the comparable period in fiscal 2002 was approximately $50.6 million.

Interest Expense. Interest expense increased in the third quarter of fiscal 2003 over the same quarter of the prior year. Interest expense in the third quarter of both fiscal 2003 and fiscal 2002 included interest on borrowings by Golden Gate Doughnuts, LLC, our Area Developer developing the Northern California market. As we own 67% of this market, the results are consolidated in the Company’s financial statements. In addition, interest expense in the third quarter of fiscal 2003 includes interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois, which was completed in the second quarter of fiscal 2003, as well as interest expense on borrowings of Glazed Investments, LLC, our Area Developer developing the Colorado, Minnesota and Wisconsin markets. As a result of our acquisition of a controlling interest in this franchisee on August 22, 2002, its results are consolidated in the Company’s financial statements for periods subsequent to that date.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures, accounted for under the equity method, to develop and operate Krispy Kreme stores. The loss reported for the third quarter of fiscal 2003 is a result of the timing of the joint venture store openings and the preopening expenses incurred by the joint ventures. In addition, the loss for the third quarter of fiscal 2003 includes the Company’s share of the initial start-up expenses of the joint venture in the Australian and New Zealand markets. The joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others, such as the newly formed joint venture in the Australian and New Zealand markets, have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Note 10 - Joint Ventures in the notes to the unaudited consolidated financial statements contains further information about these joint ventures. At November 3, 2002, there were 23 stores open by unconsolidated joint ventures compared to 12 stores at October 28, 2001.

Eight of the eleven unconsolidated joint ventures had stores open at November 3, 2002. Of the seven unconsolidated joint ventures in existence at October 28, 2001, five had stores open as of that date.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The inclusion of the minority partners’ share of the results of operations of Glazed Investments, LLC subsequent to the Company’s acquisition of a controlling interest in this franchisee during the quarter did not have a significant impact on this expense.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $6.3 million in the third quarter of fiscal 2003 representing a 38.5% effective rate compared to $4.0 million, or 38.0%, in the third quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to our expansion into higher taxing states as well as increases in statutory rates in several jurisdictions.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the third and fourth quarters. The seasonal nature of our operating results is expected to continue.

Nine months ended November 3, 2002 compared with nine months ended October 28, 2001

Overview

Systemwide sales for the nine months increased 28.7% to $565.3 million compared to $439.1 million in the same period of the prior year. The increase was comprised of an increase of 19.4% in Company store sales, which increased to $227.9 million, and an increase of 35.9% in franchise store sales, which increased to $337.4 million. During the first nine months of the year, 29 new franchise stores and six new Company stores were opened and two franchise stores and two Company stores were closed. Additionally, two Associate Franchise stores and one Area Developer franchise store became Company stores via the acquisition of franchise markets in Akron, Ohio and Toledo, Ohio, and nine Area Developer franchise stores became Company stores via the acquisition during the third quarter of fiscal 2003 of an additional interest in Glazed Investments, LLC, the franchisee with rights to develop markets in Colorado, Minnesota and Wisconsin. The total number of stores at the end of the nine months was 249. Of those, 53 are Associate franchise stores, 106 (including 23 in which we have a joint venture interest) are Area Developer franchise stores and 90 (including 23 which are consolidated joint venture stores) are Company stores. We believe continued increased brand awareness and increased off-premises sales contributed significantly to the 11.9% increase in our systemwide comparable store sales.

Total company revenues increased 28.0% to $354.8 million in the first nine months of fiscal 2003 compared with $277.3 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 19.4% to $227.9 million, Franchise Operations revenue increases of 45.9% to $14.0 million and KKM&D revenue, excluding intercompany sales, increases of 46.9% to $112.9 million. Net income for the nine months was $27.8 million versus $18.1 million a year ago, representing an increase of 53.7%. Diluted earnings per share was $0.47, an increase of 51.1% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $227.9 million in the first nine months of fiscal 2003 from $190.8 million in the same period of fiscal 2002, an increase of 19.4%. Comparable store sales increased by 12.4%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $13.2 million and total off-premises sales increased approximately $23.9 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, selected price increases and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Company store on-premises sales were also positively impacted by the sales of the nine stores in the Northern California market. The Company has a 67% interest in the Northern California market, and as a result, it is consolidated with the Company Store Operations revenues and results. Our off-premises sales grew primarily through the addition of several new convenience and grocery store customers as well as expansion of the number of locations served in our existing customer base. We believe excessive summer heat in some of our markets put pressure on both on- and off-premises sales growth in both the second quarter and the first half of the third quarter of fiscal 2003.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $182.1 million in the first nine months of fiscal 2003 from $156.3 million in the same period of fiscal 2002, an increase of 16.5%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 79.9% in the first nine months of fiscal 2003 compared with 81.9% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement.

The acquisition of the franchise markets in fiscal 2003 and the consolidation of Glazed Investments, LLC subsequent to our acquisition of a controlling interest in that franchisee did not have a material impact on Company Store Operations revenues or operating expenses for the nine-month period.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of these reviews, we make necessary adjustments to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first nine months of fiscal 2003 or fiscal 2002.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $14.0 million in the first nine months of fiscal 2003 from $9.6 million in the first nine months of the prior year, an increase of 45.9%. The growth in revenue was primarily due to the opening of 49 new franchise stores since the end of the third quarter of fiscal 2002, as well as comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses were $3.4 million in the first nine months of fiscal 2003 and $3.5 million in the first nine months of fiscal 2002. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 24.3% in the first nine months of the current year compared with 36.0% in the first nine months of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues is primarily the result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. In addition, Franchise Operations operating expenses as a percentage of Franchise Operations revenues will vary depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support that we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $112.9 million in the first nine months of fiscal 2003 from $76.9 million in the same period of fiscal 2002, an increase of 46.9%. The primary reason for the increase in revenues was the opening of 49 new franchise stores since the end of the third quarter of fiscal 2002 and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales.

KKM&D Operating Expenses. KKM&D operating expenses increased to $91.7 million in first nine months of fiscal 2003 from $64.4 million in the same period of fiscal 2002, an increase of 42.5%. KKM&D operating expenses as a percentage of KKM&D revenues were 81.2% in the first nine months of the current year compared with 83.7% in the same period of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to improved efficiencies in our Winston-Salem mix and equipment manufacturing facilities. Because the Effingham facility was in operation for the entire quarter, our Winston-Salem mix manufacturing facility was able to scale back its mix production levels, improving its efficiency as it had been running at excessive levels prior to the Effingham opening. Additionally, the relocation of our equipment manufacturing facility during the third quarter of fiscal 2002 to a facility better designed to facilitate our manufacturing process has resulted in improved manufacturing efficiencies. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003, and associated with our coffee roasting operation in Winston-Salem, which continues to expand operations as it supports the rollout of our new beverage program, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues.

Other

General and Administrative Expenses. General and administrative expenses increased to $21.6 million in the first nine months of fiscal 2003 from $19.2 million in the first nine months of fiscal 2002, an increase of 12.6%. General and administrative expenses as a percentage of total revenues for the first nine months were 6.1% in fiscal 2003 compared with 6.9% in fiscal 2002. The dollar growth in general and administrative expenses is due primarily to increased personnel and salary and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company offset by a net decrease in certain employee benefit costs (consisting of certain insurance and incentive provisions) under the terms of the plans. The dollar growth in general and administrative expenses would have been higher, however, during the second and part of the third quarter, we implemented strict controls on various general and administrative expenses as we were concerned about a slow-down in the momentum of the business which we believe was caused primarily by the excessive heat and drought in many of our market areas. We imposed controls on salary expenses, travel expenses and professional fees, among others. General and administrative expenses as a percentage of total revenues declined during fiscal 2003 primarily as a result of our 28.0% growth in revenues during the period. In particular, acquisitions of Associate and Area Developer franchisee markets in fiscal 2003, including the acquisition of a controlling interest in Glazed Investments, LLC, a joint venture, resulted in revenue gains with minimal incremental general and administrative expenses as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations. In addition, as a percentage of total revenues, general and administrative expenses will vary in part depending upon the number of new store openings in a period. During fiscal 2003, 29 new franchise stores were opened, as compared to 21 new franchise stores opened in the comparable period of the prior year. As each new store is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, periods with greater equipment shipments due to an increased number of store openings generally result in increased revenues. These increased revenues further leverages the existing general and administrative expense structure as there is minimal incremental general and administrative expenses associated with a store opening.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $8.6 million in the first nine months of fiscal 2003 from $6.0 million in the first nine months of the prior year, an increase of 43.8%. Depreciation and amortization expenses as a percentage of total revenues for the first nine months were 2.4% in fiscal 2003 compared with 2.2% in fiscal 2002. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions, including additions related to our new mix and distribution facility, which became operational in the second quarter of fiscal 2003.

Interest Income. Interest income decreased from $2.5 million in the first nine months of fiscal 2002 to $1.7 million in the first nine months of fiscal 2003. This decrease results from a reduction in rates of interest earned on excess cash invested.

Interest Expense. Interest expense increased to $1.2 million in the first nine months of fiscal 2003 from $0.2 million in the first nine months of the prior year. The increase is primarily the result of interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized. Additionally, interest expense in fiscal 2003 includes interest on increased borrowings by our Northern California joint venture, as it continues to finance its expansion through bank debt.

Equity Loss in Joint Ventures. These expenses consist of the Company’s share of operating results associated with the Company’s investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Note 10 — Joint Ventures in the notes to the unaudited consolidated financial statements contains further information about these joint ventures. At November 3, 2002, there were 23 stores open by unconsolidated joint ventures compared to twelve stores at October 28, 2001.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily the result of increased profitability in the Northern California joint venture, which opened three additional stores since the end of the third quarter of fiscal 2002. The inclusion of the minority partners’ share of the results of operations of Glazed Investments, LLC, subsequent to the Company’s acquisition of a controlling interest in this franchisee on August 22, 2002 did not have a significant impact on this expense.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $17.3 million in the first nine months of fiscal 2003, representing a 38.4% effective tax rate, compared to $11.1 million, or 38.0%, in the first nine months of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to our expansion into higher taxing states as well as increases in statutory rates in several jurisdictions.

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

We funded our capital requirements for the first nine months of fiscal 2003 primarily through cash flow generated from operations, with the exception of the purchase of our new mix and distribution facility in Effingham, Illinois. As discussed below, the purchase of the facility was funded from borrowings under a credit agreement with a bank. We believe our cash flow generation ability is becoming a financial strength and will aid in the expansion of our business. Our consolidated joint ventures funded their capital requirements through cash flows from operations and borrowings under various financing arrangements, including revolving lines of credit, term loans and short-term debt.

Cash Flow From Operations
 Net cash flow from operations was $25.2 million in the first nine months of fiscal 2003 and $22.6 million in the first nine months of fiscal 2002. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily receivables and inventories. The increase in receivables is primarily the result of increases in receivables at KKM&D, driven principally by the growth in stores. Store openings during the first nine months of fiscal 2003 have increased the number of stores served by KKM&D. In addition, stores are required to purchase doughnut-making and related store furnishings and equipment from the Company. These purchases for new stores generally have payment terms of 54 days. The volume of such shipments in the latter part of the third quarter of fiscal 2003, for stores opened in the third quarter as well as for those to be opened early in the fourth quarter, was greater than shipments at the end of fiscal 2002. The increase in inventories is also driven, in part, by the growth in stores. To support the store openings scheduled for the remainder of the fiscal year, as well as for unforeseen capacity expansion needs, we are building inventory levels in our equipment manufacturing facility. In addition, we have stocked the new mix and distribution operations at our new facility in Effingham, Illinois, which became operational during the second quarter of fiscal 2003. Operating cash flow was also impacted by the reduction in accrued expenses, primarily as a result of the payment of annual incentive bonuses and the Company’s annual contribution to the Krispy Kreme profit sharing stock ownership plan during the first quarter of fiscal 2003.

Additionally, operating cash flows were favorably impacted by the tax benefit from the exercise of nonqualified stock options of $6.7 million. The Company’s operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities
 Net cash used for investing activities was $74.1 million in the first nine months of fiscal 2003 and $37.7 million in the first nine months of the prior year. Investing activities in fiscal 2003 and fiscal 2002 primarily consist of capital expenditures for property and equipment, acquisitions of franchise markets, additional investments in joint ventures with partners to develop and operate Krispy Kreme stores and the purchase and sale of investments. Capital expenditures in the first nine months of fiscal 2003 and fiscal 2002 include expenditures to support our off-premises sales programs, capital expenditures for existing Company stores and equipment and development of new Company stores. Capital expenditures in fiscal 2003 also include amounts related to the new mix and distribution facility in Effingham, Illinois which opened during the second quarter of fiscal 2003.

Cash Flow From Financing Activities
 Net cash provided by financing activities was $41.8 million in the first nine months of fiscal 2003 and $30.8 million in the first nine months of fiscal 2002. Financing activities in the first nine months of fiscal 2003 consisted primarily of the borrowing of $33.0 million to finance the Effingham, Illinois mix and distribution facility, borrowings of long-term debt by consolidated joint ventures and the exercise of stock options. In addition, cash flows benefited from the repayment by certain members of the Company’s management and Board of Directors of loans extended to them in 1998 in connection with the change in terms of an employee benefit plan. These loans were repaid in full in the third quarter of fiscal 2003. Our financing activities in the first nine months of fiscal 2002 consisted primarily of the completion of our follow-on public offering, borrowings by Golden Gate Doughnuts, LLC, our Northern California joint venture, to finance store development and the exercise of stock options.

Capital Resources, Contractual Obligations and Other Commercial Commitments
Operating Leases. The Company conducts some of its operations from leased facilities and, additionally, leases certain equipment under operating leases. Under generally accepted accounting principles, operating leases are not included in liabilities in the consolidated balance sheet. Generally, these leases have initial terms of five to 18 years and contain provisions for renewal options of five to ten years. Note 8 — Lease Commitments, in our fiscal 2002 Annual Report contains additional information on our commitments under noncancelable operating leases as of February 3, 2002. In determining whether to enter into an operating lease for an asset, we evaluate the nature of the asset and the associated operating lease terms to determine if operating leases are an effective financing tool. We anticipate that we will continue to use operating leases as a financing tool as appropriate.

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we may guarantee an amount of the debt or leases, generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. In accordance with generally accepted accounting principles, these guarantees are not recorded as liabilities in our consolidated balance sheets. As of November 3, 2002, we had loan guarantees totaling $4.6 million and lease commitment guarantees totaling $356,000. The total loan guarantee amount does not include debt guarantees of our Northern California joint venture partner, our Philadelphia joint venture partner, or Glazed Investments, LLC, as the entire amount of the debt of these joint ventures is shown as a liability in our consolidated balance sheet. The lease commitment guarantee amount does not include lease guarantees of these consolidated joint venture partners, which total $6.7 million at November 3, 2002. These amounts, which totaled $3.3 million at February 3, 2002, are included in the total amounts shown in Note 8 — Lease Commitments, in our fiscal 2002 Annual Report. Of the total amounts guaranteed of $5.0 million, $3.6 million are for franchisees in which we have an ownership interest and $1.4 million are for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

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

Recent Accounting Pronouncements
 In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001, or the Company’s fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. Its adoption will not have a significant impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. Interpretation No. 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently evaluating the impact of adoption of this Interpretation.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $40 million revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. During fiscal 2002, our Northern California Area Developer, a consolidated joint venture, entered into a new credit facility with a bank. Subsequent to the end of the third quarter of fiscal 2003, the Northern California Area Developer converted a portion of the amount outstanding under its revolving line of credit to a term loan. These credit facilities, a revolving line of credit and term loans, bear interest at LIBOR plus 1.25%. We guarantee 67% of the amounts outstanding under these facilities. In June 2002, our Philadelphia Area Developer, a consolidated joint venture, entered into an unsecured loan agreement with a bank to provide initial funding for construction of a retail store. Subsequent to the end of the third quarter of fiscal 2003, the Philadelphia joint venture entered into a revolving line of credit which replaced the unsecured loan and provided additional funding for store construction and general working capital purposes. Amounts outstanding under the revolving line of credit bear interest at LIBOR plus 1.25%. Glazed Investments, LLC, a consolidated joint venture, has outstanding several promissory notes issued to finance store development. These notes bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. Amounts outstanding under our Credit Agreement bear interest at adjusted LIBOR plus an applicable margin, which ranges from .75% to 1.75%. We entered into an interest rate swap to convert the variable rate payments due under the Credit Agreement on a notional amount of $33 million to a fixed rate through May 1, 2007. The notional amount declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. The interest cost of our debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

We have no derivative financial interests or derivative commodity instruments in our cash or cash equivalents.

Because the majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars currently, the exposure to foreign currency exchange risk is minimal. However, as our international operations grow, our foreign currency exchange risks will increase.

We purchase certain commodities such as flour, sugar and soybean oil. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

Part II. Other Information

Item 1. Legal Proceedings

On March 9, 2000, a lawsuit was filed against the Company, Mr. Livengood and Golden Gate Doughnuts, LLC, a franchise of the Company in which the Company has a 67% interest, in Superior Court in the state of California. The plaintiffs allege, among other things, breach of contract and seek compensation for injury as well as punitive damages. On September 22, 2000, after the case was transferred to the Sacramento Superior Court, that court granted our motion to compel arbitration of the action and stayed the action pending the outcome of arbitration. On November 3, 2000, the plaintiffs petitioned for a writ of mandate overruling the Superior Court. On December 21, 2000, the Court of Appeals summarily denied the writ petition. Plaintiffs failed to petition the California Supreme Court for review of the lower Court’s decision within the time permitted by law. The lawsuit against Mr. Livengood was dismissed by the California court for lack of personal jurisdiction. Plaintiffs have not appealed this judgment, and their time for doing so has expired. On October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against Krispy Kreme Doughnut Corporation, Golden Gate Doughnuts, LLC and Mr. Livengood. On November 5, 2001, the Company filed a response to the arbitration demand generally denying all claims and raising numerous affirmative, dispositive defenses. The appointed arbitration panel concluded hearings in Winston-Salem, North Carolina in December 2002. The Company continues to believe that plaintiffs’ claims are without merit and that the outcome of the lawsuit or arbitration will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

On August 22, 2002, the Company issued 596,360 shares of its common stock in connection with the acquisition of an additional 44.4% interest in Glazed Investments, LLC, the franchisee with rights to the Colorado, Minnesota and Wisconsin markets. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

     b) Reports on Form 8-K – We filed a Current Report on Form 8-K on August 29, 2002 in which we reported the announcement that the Company had increased its ownership in Glazed Investments, LLC, the area developer franchisee that holds the development rights for Colorado, Minnesota and Wisconsin, from approximately 30% to approximately 75%.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC. (Registrant)

Date: December 18, 2002	By: /s/ Scott A. Livengood Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: December 18, 2002	By: /s/ Randy S. Casstevens Randy S. Casstevens Chief Financial Officer (principal financial and accounting officer)

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ Randy S. Casstevens

Randy S. Casstevens Chief Financial Officer and Treasurer