Form 10-K
period 2003-02-02
KRISPY KREME DOUGHNUTS INC
filed 2003-05-02
CIK 1100270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2003

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

Warrants to Purchase Common Stock
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant, as of August 4, 2002 was $1,314,273,599.

     Number of shares of Common Stock, no par value, outstanding as of April 7, 2003: 56,819,026.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended February 2, 2003 have been incorporated by reference into Parts II and IV of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting to be held on June 4, 2003 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

	PART I
ITEM 1	Business	2
ITEM 2	Properties	18
ITEM 3	Legal Proceedings	18
ITEM 4	Submission of Matters to a Vote of Security Holders	19
	PART II
ITEM 5	Market for Registrant’s Common Equity and Related Stockholder Matters	19
ITEM 6	Selected Financial Data	19
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risks	20
ITEM 8	Financial Statements and Supplementary Data	20
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
	PART III
ITEM 10	Directors and Executive Officers of the Registrant	20
ITEM 11	Executive Compensation	20
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
ITEM 13	Certain Relationships and Related Transactions	21
ITEM 14	Controls and Procedures	21
	PART IV
ITEM 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	21
SIGNATURES
CERTIFICATIONS

PART I

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we” or “us” refers to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 1999, fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 mean the fiscal years ended January 31, 1999, January 30, 2000, January 28, 2001, February 3, 2002 and February 2, 2003, respectively. Please note that our fiscal year ended February 3, 2002 contained 53 weeks. This Annual Report on Form 10-K (“Form 10-K”) contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s actual results may differ materially from the results projected in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business,” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Form 10-K from the Company’s fiscal 2003 Annual Report to Shareholders. All references to share amounts and per share amounts in this Form 10-K, unless otherwise noted, have been adjusted to reflect a two-for-one stock split paid on March 19, 2001 in the form of a dividend to shareholders of record as of March 5, 2001 and a two-for-one stock split paid on June 14, 2001 in the form of a dividend to shareholders of record as of May 29, 2001.

ITEM 1. BUSINESS.

Overview

     Krispy Kreme Doughnuts, Inc. was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation (“KKDC”). Pursuant to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme on April 4, 2000 and KKDC became a wholly-owned subsidiary of Krispy Kreme. On April 10, 2000, Krispy Kreme closed a public offering of its common stock.

     Krispy Kreme files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

     We make available through our website at www.krispykreme.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or provide it to, the SEC. The content on our website is available for information purposes only. It should not be relied upon for investment purposes.

     Krispy Kreme is a leading branded specialty retailer of premium quality doughnuts. We have established Krispy Kreme as a leading consumer brand with a loyal customer base through our longstanding commitment to quality and consistency. The combination of our well-established brand, our one-of-a-kind doughnuts, a unique retail experience featuring our stores’ fully displayed production process, our doughnut-making theater, our vertical integration and our strong franchise system creates significant opportunities for continued growth.

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

     We believe that Krispy Kreme has significant opportunities for continued growth. Our sales growth has been driven by new store openings, as well as systemwide comparable store sales growth of 17.1% in fiscal 2001, 12.8 % in fiscal 2002 and 11.8% in fiscal 2003.

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

     A proven concept. Krispy Kreme is a focused yet versatile concept. Each of our distinctive Krispy Kreme stores is a doughnut-making theater with the capacity, depending on equipment size, to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Our stores serve as our primary retail outlets. They are also designed to create a multi-sensory experience around our unique product and production process, which is important to our brand-building efforts. In addition to these on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. These sales channels improve the visibility of our brand, increase the convenience of purchase and capture sales from a wide variety of settings and occasions. Additionally, the ability to generate sales outside of our stores, utilizing the stores’ existing production capacity, minimizes the risk of an underperforming on-premises sales location.

     Strong growth potential. We believe the following represent significant growth opportunities for our Company:

•	Domestic store development. We believe our 276 factory stores (stores which contain a full doughnut-making production line) as of February 2, 2003 represent less than one-third of the total traditional factory stores we can ultimately build in North America. Our highest priority expansion plans in our recent store development efforts have focused on markets with over 100,000 households. We will continue to expand in these markets because of their dense population characteristics which enable us to achieve economies of scale in local operations infrastructure and brand-building efforts. In fiscal 2003, we announced an initiative to enhance our expansion through the opening of factory stores in small markets, those with less than 100,000 households. Through value engineering, we believe we have reduced the level of investment in property and equipment required to open a Krispy Kreme store, making the opportunity to enter small markets economically viable. We also expect that stores in these small markets will participate in fund-raising programs and develop off-premises business, further enhancing the opportunity in these markets, although we believe that their retail sales alone will generate attractive financial returns. We expect the stores opened in these markets will primarily be franchised stores and will be opened by our existing franchisees. We are currently in the process of awarding concurrent development agreements for certain small markets to many of our existing franchisees.

•	International store development. In fiscal 2002, we began to expand our development efforts to include markets outside the continental United States. Through a joint venture, we began opening stores in Canada. In fiscal 2003, we entered into a joint venture to develop the Australian and New Zealand markets and a joint venture to develop stores in the United Kingdom and the Republic of Ireland. We opened our first store in Australia in fiscal 2003, a commissary to be used for training and sampling prior to the opening of the first retail store, which is expected in fiscal 2004. We expect to open our first retail store in the United Kingdom in fiscal 2004 as well. Based upon our initial research and experience with our first stores in Canada, we are focusing our current international development efforts primarily on opportunities in Australia and New Zealand, the United Kingdom, the Republic of Ireland, Japan, Mexico, South Korea and Spain. We anticipate that development efforts in all of these markets will be through joint ventures. Our ability to expand in these or other international markets, however, will depend on a number of factors, including demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries. Ultimately, we believe that the opportunity for growth through expansion internationally is at least as great as the domestic opportunity.

•	Expanded beverage offerings. One of our focus areas has been on creating a best-in-class beverage opportunity to complement our doughnut offering. With the acquisition of Digital Java, Inc., a small Chicago-based coffee company, in fiscal 2002, we acquired significant coffee roasting expertise. We relocated the acquired assets and operations to a newly constructed coffee roasting facility at our Ivy Avenue plant in Winston-Salem, NC. We have now formulated a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. These drinks will complement our existing juices, sodas, milks and waters. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party. As of February 2, 2003, approximately 70 Krispy Kreme locations offer the new, full beverage program, most of which are new stores that opened with the full program. We anticipate introducing the remaining components of the new beverage program, primarily espresso and frozen beverages, in all remaining stores over the next twelve to eighteen months. We believe this new beverage program represents an opportunity to increase beverage sales in a meaningful way, which in turn will enhance our profitability due to the attractive margins associated with beverage sales.

•	Hot doughnut machine technology. During fiscal 2002, we developed a new hot doughnut machine technology which can provide our customers with virtually the same hot doughnut experience as the equipment in our factory stores. This machine, however, has significant advantages over the factory store doughnut machine in that it is smaller in size, involves a less complicated production process and costs less. We began our initial tests of the concept with doughnut and coffee shops in three different markets and venues in North Carolina and continue to develop and enhance the technology. As of February 2, 2003, five doughnut and coffee shops were open, four of which are owned by the Company. We plan to continue our tests of this concept. We believe this technology will facilitate our expansion into smaller markets and into dense urban areas.

•	Satellite store concept. In addition to the doughnut and coffee shop concept, we plan to experiment with a new generation satellite concept, which will sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store, multiple times each day. We view the satellite concept, which we believe will have attractive financial returns, as an additional way to achieve market penetration in a variety of market sizes and settings. We expect to begin our tests of this concept in the second half of fiscal 2004.

•	Montana Mills Bread Co., Inc. In April 2003, we completed the acquisition, through an exchange of stock, of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. We believe Krispy Kreme’s unique brand-building and operational capabilities represent a significant leverage opportunity. We will spend up to the next 24 months refining and expanding the Montana Mills concept, retaining its core best-in-class breads, but expanding the offering to include bread-based meals and appropriate accompaniments in an inviting, fast casual setting. Once developed, we plan to leverage our existing franchise network and the infrastructures our franchisees have created to roll out the concept. We believe this network will substantially expedite a national expansion. We also believe that this acquisition will provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business.

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

     A proven franchise system. Krispy Kreme is committed to growth in part, through franchising. Our franchisees consist of associates who operate under our original franchising program developed in the 1940s and area developers who operate under our franchising program developed in the mid-1990s. See “Store Ownership.” We intend to continue to strengthen our franchise system by attracting and retaining experienced and well-capitalized area developers who have the management capacity to develop multiple stores. Our development strategy permits us to grow in a controlled manner and enables us to ensure that each area developer strictly adheres to our high standards of quality and service. We prefer that area developers have ownership and successful operating experience in multi-unit food operations within the territory they propose for development. To ensure a consistent high quality product, we require each franchisee to purchase our proprietary mixes and doughnut-making equipment. We devote significant resources to providing our franchisees with assistance in site selection, store design, employee training and marketing. Many of our franchisees are also our shareholders. Additionally, we intend to continue to acquire equity positions in selected franchisee businesses and also intend to continue to periodically repurchase associate or area developer markets to take advantage of opportunities for synergies and market expansion. We believe that common ownership of equity will serve to further strengthen our relationships and align our mutual interests.

     Direct store delivery capabilities. Krispy Kreme has developed a highly effective direct store delivery system, or DSD, for executing off-premises sales. We deliver fresh doughnuts, both packaged and unpackaged, to a variety of retail customers, such as supermarkets, convenience stores and other food service and institutional accounts. Through our company and franchised store operations, our route drivers are capable of taking customer orders and delivering products directly to our customers’ retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with many large DSD customers. We believe these strengths, coupled with our premium products, will provide us with significant sales opportunities by allowing us to assume the role of category manager for doughnut products in both the in-store bakery and food service distribution channels.

     A controlled process ensuring consistent high quality. Krispy Kreme has a vertically integrated, highly automated system designed to create quality, consistency and efficiency. Our doughnut-making process starts well before the store-level operations with:

•	Our owned and operated manufacturing plants, which produce our proprietary mixes

•	Our state-of-the-art laboratories that test all key ingredients and each batch of mix produced

•	Our self-manufactured, custom stainless steel doughnut-making equipment

     Additionally, at the store level, we provide a 14-week manager training program covering the critical skills required to operate a Krispy Kreme store and a comprehensive training program for all positions in the store. The manager training program includes classroom instruction, computer-based modules and in-store training. The comprehensive training program for store personnel includes procedures for producing and finishing our doughnuts, as well as customer service.

     A balanced financial model. Krispy Kreme generates sales and income from three distinct sources: company stores, which we refer to as Company Store Operations, franchise fees and royalties from our franchise stores, which we refer to as Franchise Operations, and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. In addition to lowering the cost of goods sold for our stores, KKM&D generates attractive margins on sales of our mixes, equipment and coffee. Our franchising approach to growth minimizes our capital requirements and provides a highly attractive royalty stream. We believe this financial model provides increased stability to our revenues and earnings and improves our return on investment. Our Company Store Operations, Franchise Operations and KKM&D comprise three reportable segments under generally accepted accounting principles. You can review financial data for these segments in Note 14 - Business Segment Information in the notes to our consolidated financial statements for fiscal 2003.

Business Model

     Krispy Kreme is a vertically integrated company structured to support and profit from the high volume production and sale of high quality doughnut products. “High volume with high quality” has always been the foundation of our business strategy. Our business is driven by two complementary business units: our company and franchised stores, which we refer to collectively as Store Operations, and KKM&D. Independently, each is designed to ensure quality and to benefit from economies of scale. Collectively, both function as an integrated, cost-efficient system.

     Store Operations. The principal source of revenue for stores is the production and distribution of doughnuts. As part of our unique business model, our stores are both retail outlets and highly automated, high volume producers of our doughnut products and can sell their products through our multiple sales channels.

•	On-premises sales. Each of our stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original Glazed and nine other prescribed varieties. We also sell our drip coffee, other beverages, other bakery items and collectible memorabilia such as tee shirts, sweatshirts and hats. Fundraising sales, described under “Marketing,” are another component of on-premises sales. In order to establish our brand identity with the total store experience and because of the higher margins associated with on-premises sales, we typically focus our initial sales efforts in new markets on this channel.

•	Off-premises sales. We accomplish off-premises sales through our direct store delivery system which is designed to:

–	Generate incremental sales

–	Increase market penetration and brand awareness

–	Increase customer convenience

–	Optimize utilization of our stores’ production capacity

–	Improve our stores’ return on investment

     As of February 2, 2003, approximately 124 of our stores sold to major grocery store chains, including Kroger, Food Lion, Albertsons, Speedway, Giant Food and Acme Markets, and to local and national convenience stores, as well as to select co-branding customers.

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

     We implement the mission of KKM&D through three strategic business units:

•	Mix manufacturing. We produce all of our proprietary doughnut mixes at our manufacturing facilities in Winston-Salem, NC and Effingham, IL. We control production of this critical input in order to ensure that our products meet quality expectations and to maximize our profit potential.

Manufacturing and selling our own mixes allows us to capture the profit that normally would accrue to an outside supplier and is more cost effective than purchasing from third party vendors. Our mixes are produced according to our high quality standards, which include:

–	Requiring each carefully selected supplier to meet or exceed industry standards

–	Receiving truckloads of our main ingredients daily

–	Testing each incoming key ingredient

–	Testing each batch of mix

•	Equipment manufacturing. We manufacture proprietary doughnut-making equipment, which our franchisees are required to purchase. Our carefully engineered equipment, when combined with our proprietary mixes, produces doughnuts with uniform consistency and high quality. Manufacturing our equipment results in several advantages, including:

–	Flexibility. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting unusual store configurations.

–	Cost-effectiveness. We believe our costs are lower than if we purchased our equipment from third parties.

–	Efficiency. We continually refine our equipment design to ensure maximum automation in order to manage labor costs and/or improve consistency.

•	Distribution centers. We operate three distribution centers (Winston-Salem, NC, Effingham, IL, and greater Los Angeles, CA) which are capable of supplying our stores with all of their key supplies, including all food ingredients, coffee, juices, signage, display cases, uniforms and various other items. Stores must use our doughnut mixes exclusively. In addition, most of our store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KKM&D through fiscal 2004. We believe that our ability to distribute supplies to our operators produces several advantages, including:

–	Economies of scale. We are able to purchase at volume discount prices, which we believe are lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is controlled on a systemwide basis rather than at the store level.

–	Convenience. Our distribution centers offer our operators the convenience of one-stop shopping. We are able to supply our operators with all of the key items they need to operate their stores, which enables them to focus their energies on running their stores, rather than managing supplier relationships.

•	Beverage program. We provide many of the beverages offered in our stores, most of which are purchased from third parties. However, one of our focus areas has been on creating a best-in-class beverage program. Through the acquisition in fiscal 2002 of Digital Java, Inc., a small Chicago-based coffee company, we acquired significant coffee roasting expertise. Subsequent to the acquisition, we relocated the operations to a newly constructed coffee roasting facility at our Ivy Avenue plant in Winston-Salem, NC, which became operational in fiscal 2003. We have now formulated a complete beverage program including four drip coffees, a complete line of espresso-based coffees including flavors and both coffee-based and noncoffee-based frozen drinks. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party. As of February 2, 2003, the operation was supporting the new, full beverage program in approximately 70 Krispy Kreme locations, most of which are new stores that opened with the full program. We believe our new beverage program presents an opportunity to:

–	Ensure a high quality product offering;
–	Increase beverage sales through an expanded product offering; and
–	Enhance profitability as a result of the higher margins associated with beverage sales.

Krispy Kreme Brand Elements

     Krispy Kreme is a blend of several important brand elements which has created a special bond with many of our customers. The key elements are:

•	One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made from a secret recipe that has been in our Company since 1937. We use only premium ingredients, which are blended by our custom equipment, to create this unique and very special product.

•	Doughnut-making theaters. Each of our stores showcases our doughnut-making process. Our goal is to provide our customers with a unique entertainment experience and, in addition, visibly reinforce our commitment to quality and freshness.

•	Hot Doughnuts Now. The Hot Doughnuts Now sign, when illuminated, is a signal that our Hot Original Glazed are being made. The Hot Doughnuts Now sign is a strong impulse purchase generator and an integral contributor to our brand’s mystique. Our Hot Original Glazed are made for several hours every morning and evening, and at other special times during the day.

•	Destination locations. Our full-service stores incorporate doughnut-making theaters, which are designed to produce a multi-sensory customer experience and establish a strong brand identity. Our research indicates that many of our stores have the geographic drawing power comparable to a regional shopping mall and that our customers, on average, drive 14 miles from their homes to our stores.

•	Affordable indulgences. Our doughnuts are reasonably priced to ensure that they are affordable for the widest audience possible.

•	Community relationships. We are a national company, yet we are committed to strong local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have warm memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

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

Growth Strategy

     Krispy Kreme is a proven concept with an established heritage. The strength of our brand, our relatively small store population, and our attractive unit economics position us very well for growth in our domestic markets. We plan to increase our revenues and profits by expanding our store base through small markets and satellite stores, improving on-premises sales at existing stores and increasing off-premises sales. We have additional growth opportunities through our expansion in international markets, the introduction of our new beverage program and the Hot Doughnut Machine. The acquisition of Montana Mills presents further opportunities for growth. We believe this acquisition gives us an opportunity to apply our experience and strength in creating a national franchise network toward building a franchise network for Montana Mills. Through these additional opportunities, our future growth prospects have expanded significantly.

     Expand our store base. We view our stores as platforms from which we pursue on-premises as well as off-premises sales opportunities. In fiscal 2004, we anticipate opening approximately 77 new stores under existing agreements, the majority of which are expected to be franchised stores located in the United States. Our franchisees, including the area developers in which we had a majority ownership interest as of February 2, 2003, (Freedom Rings, LLC (“Freedom Rings”), the area developer with rights to develop stores in the Philadelphia market, Glazed Investments, LLC (“Glazed Investments”), the area developer with rights to develop markets in Colorado, Minnesota and Wisconsin, and Golden Gate Doughnuts, LLC (“Golden Gate”), the area developer with rights to develop stores in Northern California), are contractually obligated to open over 250 new stores in both the United States and internationally in the fiscal 2004 through fiscal 2009 period. The addition of new stores will be accomplished primarily through franchising with area developers following a prescribed development plan for their respective territories, although we also intend to open new company stores on a limited basis in existing or repurchased markets to take advantage of synergies and growth opportunities. The development plan for most franchisees was created to optimally penetrate territories with over 100,000 households. The plan assumes stores will be built in high density, prime-retailing locations in order to maximize customer traffic and on-premises sales volumes. We believe a territory-based development strategy creates substantial benefits to both Krispy Kreme and our area developers. These benefits include:

–	Real estate procurement and development

–	Scale to cost-justify a strong local support infrastructure

–	Brand-building and advertising

–	Ability to make marketwide commitments to chain store customers

     With respect to new store growth, we announced in fiscal 2003 an initiative to enhance our expansion through the opening of factory stores in small markets, those with less than 100,000 households. We believe we have reduced the level of investment in property and equipment required to open a Krispy Kreme store, making the opportunity to enter small markets economically viable.

     We will also continue to consider opportunities to acquire or increase an equity interest in franchisees or repurchase market rights from franchisees to take advantage of opportunities for synergies and market expansion. During fiscal 2003, we repurchased market rights, as well as the related assets, from franchisees in Akron, Ohio, Destin, Florida, Pensacola, Florida and Toledo, Ohio. In March 2003, we purchased the market rights, as well as related assets, from our franchisee with rights to certain markets in Kansas and Missouri.

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

     Increase off-premises sales. In new markets, we typically focus our initial efforts on on-premises sales and then use the store platform to capitalize on off-premises opportunities. We intend to secure additional grocery and convenience store customers, as well as increase sales to our existing customer base, by offering premium quality products, category management and superior customer service. In addition, we believe the food service and institutional channel of sales offers Krispy Kreme a significant opportunity to extend our brand into colleges and universities, business and industry complexes and sports and entertainment venues. In new markets where capacity utilization remains high from servicing on-premises sales, we may develop commissary production facilities to service off-premises sales. We believe that once high brand awareness has been established in a market, a commissary has the potential to improve market penetration and profitability.

     International expansion. As of February 2, 2003, we had entered into joint ventures to develop Krispy Kreme stores in Canada, Australia, New Zealand, the United Kingdom and the Republic of Ireland. Six stores were open in international markets as of February 2, 2003, five of which were located in Canada. The remaining store is in Australia and is a commissary which will be used for training and sampling prior to the opening of the first retail store in that market, expected in fiscal 2004. Under the terms of their development agreements, these joint ventures are committed to open an additional 83 stores in the period from fiscal 2004 through fiscal 2009. We anticipate entering into additional joint ventures to develop markets outside the United States as our initial research and experience indicates that other markets present viable opportunities for the Krispy Kreme concept. Other markets we are focusing on include Japan, Mexico, South Korea and Spain.

     Expanded beverage offerings. In addition to our juices, sodas, milk and waters, we have formulated a beverage program which includes four drip coffees, a complete line of espresso-based coffees including flavors and both coffee-based and noncoffee-based frozen drinks. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003. The drip coffee, roasted in our facility, replaced the existing product which was purchased from a third party. Approximately 70 Krispy Kreme locations currently offer the full, new beverage program. We plan to introduce the remaining components of the program, espresso-based coffees and frozen drinks, in our remaining stores over the next twelve to eighteen months. We believe that our expanded beverage offering will increase beverage sales as well as enhance our profitability, due to the higher margins generally associated with beverage sales.

     Doughnut and coffee shops. During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have virtually the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. As of February 2, 2003, five doughnut and coffee shops were open, four of which are owned by the Company. We plan to continue our tests of this concept.

     Satellite store concept. In addition to the doughnut and coffee shop concept, we plan to experiment with a new generation satellite concept. In this concept, we will sell fresh doughnuts, beverages and Krispy Kreme collectibles; however, the doughnuts will not be produced on site, but rather will be supplied by a nearby factory store, multiple times each day. We view the satellite concept, which we believe will have attractive financial returns, as an additional way to achieve market penetration in a variety of market sizes and settings. We expect to begin our tests of this concept in the second half of fiscal 2004.

     Montana Mills Bread Co., Inc. In April 2003, we completed the acquisition, through an exchange of stock, of Montana Mills Bread Co., Inc., an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. We believe Krispy Kreme’s unique brand-building and operational capabilities represent a significant leverage opportunity. We will spend up to the next 24 months refining and expanding the Montana Mills concept, retaining its core best-in-class breads, but expanding the offering to include bread-based meals and appropriate accompaniments in an inviting, fast casual setting. Once developed, we plan to leverage our existing franchise network and the infrastructures our franchisees have created to roll out the concept. We believe this network will substantially expedite a national expansion. We also believe that this acquisition will provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business.

     Unit Economics

     We believe that Krispy Kreme unit economics represent an attractive investment opportunity for our area developers and as such are a significant factor contributing to the growth and success of the Krispy Kreme concept.

     We estimate that the investment for a typical new store, excluding land and pre-opening costs, is approximately $800,000 for a building of approximately 4,600 square feet and approximately $525,000 to $625,000 for equipment, furniture and fixtures.

     The following table provides certain financial information relating to company and franchised stores. Average weekly sales per store are calculated by dividing store revenues by the actual number of sales weeks included in each period. Company stores’ operating cash flow is store revenues less all direct store expenses other than depreciation expenses.

	Year Ended

	January 28,	February 3,	February 2,
	2001	2002	2003

	(Dollars in thousands)
Average weekly sales per store:
Company	$69	$72	$76
Franchised	43	53	58
Company stores’ operating cash flow as a percentage of store revenues	25.6%	27.7%	28.0%

     Average weekly sales for company stores are higher than for franchised stores due to lower average weekly sales volumes of older associate stores that are included in the franchised stores’ calculations, as well as the impact in company stores’ sales of the sales of our consolidated joint ventures’ stores, most of which are new stores opened in the last three fiscal years. Franchised stores’ average weekly sales have been increasing, however, as higher-volume area developer stores become a larger proportion of the franchised store base. Additionally, new area developer stores’ sales are principally on-premises sales, which have higher operating margins than off-premises sales. Company stores, excluding the consolidated joint ventures’ stores, and associate stores generate a significant percentage of revenues from lower-margin off-premises sales.

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

     Store operations. Our new stores are approximately 4,600 square feet. They are equipped with automated doughnut-making equipment capable of producing from 4,000 dozen to 10,000 dozen doughnuts daily. This capacity can support sales in excess of $100,000 per week. We outline uniform specifications and designs for each Krispy Kreme store and require compliance with our standards regarding the operation of the store, including, but not limited to:

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

     Quality standards and customer service. We encourage all of our employees to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a company store manager’s and an assistant store manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our high quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits and “mystery shoppers.” In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our off-premises customers.

     Management and staffing. It is important that our corporate staff and store managers work as a team. Our Chief Operating Officer, along with other corporate officers responsible for store operations, are responsible for corporate interaction with our store operations division directors and store management. Through our divisional directors, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.

     We offer a comprehensive 14-week training program, conducted both at our headquarters and at certified training stores, which provides store managers the critical skills required to operate a Krispy Kreme store. The program includes classroom instruction, computer-based training modules and in-store training.

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

Store Ownership

     We divide our stores into three categories of ownership: Company stores, associate stores and area developer stores. We refer to associates and area developers as franchisees, collectively. Store counts include retail stores and commissaries and exclude the doughnut and coffee shops and the current version of our satellite concept stores.

     Company stores. As of February 2, 2003, Krispy Kreme owned 99 stores, including 29 which are operated by consolidated joint ventures. A majority of these stores were developed between 1937 and 1996 and:

•	Were designed as wholesale bakeries

•	Generate a majority of their sales volume through off-premises sales

•	Are located in the Southeast

•	Are larger than new Krispy Kreme stores

     Of the 29 company stores owned by area developers in which we have a controlling interest, four are owned by Freedom Rings, in which we own a 70% interest, twelve are owned by Glazed Investments, in which we have an approximate 75% interest and thirteen are owned by Golden Gate, in which we own a 67% interest. The terms of our arrangements with area developers as described below are applicable to our agreements with these joint ventures as well.

     Associates. We had 20 associates who operated 57 stores as of February 2, 2003. Associate stores have attributes which are similar to those of company stores. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. With two exceptions, associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees or sell products bearing the Krispy Kreme brand name within an associate’s territory during the term of the license agreement.

     Associates are typically parties to 15-year licensing agreements, which generally permit them to operate stores using the Krispy Kreme system within a specific territory. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales for which they pay no royalties. Although they are not required to contribute to the public relations and advertising fund, in fiscal 2003 most of the associates voluntarily contributed 1% of all sales to the public relations and advertising fund. Our associates who were shareholders prior to our initial public offering in April 2000 have franchise agreements which were extended automatically for a period of 20 years following that offering and thereafter are renewed automatically for five-year periods, unless previously terminated by either party. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.

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

     As of February 2, 2003, we had 30 area developers operating 149 stores. These area developers have contractual commitments to open over 250 stores in their territories during their initial development schedule. Of these 30 area developers, we had a controlling interest in three and a minority equity interest in twelve. Those in which we have a controlling interest operated 29 stores as of February 2, 2003 and those in which we have a minority interest operated 30 stores as of February 2, 2003. We believe equity investments in our area developer territories more closely align our interests with our area developers and also create greater financial opportunity for the Company.

     Effective March 10, 2003, the Company acquired the rights to certain franchise markets in Kansas and Missouri, as well as the related assets, which included five stores, from an Area Developer franchisee, in exchange for cash of approximately $32,000,000. The operations and assets acquired, primarily inventory and equipment, will be included with those of the Company effective March 10, 2003.

     Our area developers are typically multi-unit food operators with a high level of knowledge about the local territory or territories they will develop and a proven financial capability to fully develop their territories. Our strategy, in part, is to grow through area developers. Our area developer program includes a royalty and fee structure that is more attractive to Krispy Kreme than that of our associate program, as well as territory development requirements.

     Each of our area developers is required to enter into two types of agreements: a development agreement which establishes the number of stores to be developed in an area and a franchise agreement for each store opened. Area developers typically pay franchise fees ranging from $20,000 to $40,000 for each store they develop.

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

     Generally, we do not provide financing to our franchisees other than in our capacity as an equity investor as described above. When we are an equity investor, we contribute equity or guarantee debt or lease commitments of the joint venture generally proportionate to our ownership interest. See Note 17 - Joint Ventures in the notes to our consolidated financial statements. In the past, however, we maintained a program permitting franchisees to lease proprietary Krispy Kreme equipment from our primary bank and we guaranteed the leases. One franchisee took advantage of this program, which we no longer offer.

Marketing

     Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. We believe we have a responsibility to our customers to engage in marketing activities that are consistent with, and further reinforce, their confidence and strong feelings about Krispy Kreme. Accordingly, we have established certain guiding brand principles, which include:

•	We will not attempt to define the Krispy Kreme experience for our customer;

•	We prefer to have our customers tell their Krispy Kreme stories and share their experiences with others;

•	We will focus on enhancing customer experiences through product-focused, value-added activities; and

•	We will develop local, community-based relationships in all Krispy Kreme markets.

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

     Relationship marketing. Most of our brand-building activities are grassroots-based and focus on developing relationships with various constituencies, including consumers, schools, communities and businesses. Specific initiatives include:

•	Product donations to local radio and television stations, schools, government agencies and other community organizations

•	Good neighbor product deliveries to create trial uses

•	Sponsorship of local events and nonprofit organizations

•	A “Good Grades Program,” which recognizes scholastic achievement with certificates and free doughnuts

•	Our “Krispy Kreme Ambassador Program,” which enlists our fans as ambassadors in new markets to generate awareness and excitement around a new store opening

•	Friends of Krispy Kreme eNewsletter sent to those customers that have registered to receive monthly updates about new products, promotions and store openings.

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

     Product placement. Since fiscal 1997, as we began growing nationally, there has been a significant increase in our product placements and references to our products on television programs and in selected films, including NBC’s Today Show, Rosie O’Donnell, The Tonight Show with Jay Leno, Ally McBeal, NYPD Blue, The Practice and Primary Colors, among others. We have been mentioned in more than 65 movies and television shows during the year ended February 2, 2003 and more than 225 movies and television shows during the prior three years. We have also been featured or mentioned in over 10,500 print publications during fiscal 2003 and 9,000 print publications during fiscal 2002, including The Wall Street Journal, The New York Times, The Washington Post, the Los Angeles Times, Newsweek, Glamour, InStyle and People. We believe the increasing number of placements and references are a reflection of the growing interest in our product and brand.

     Advertising. Relationship marketing and product placement have been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we will occasionally utilize live radio and direct mail to generate awareness and trial usage of our products.

Management Information Systems

     Krispy Kreme has a management information system that allows for the rapid communication of extensive information among our corporate office, support operations, company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our Intranet and have access to e-mail and the ability to provide financial reporting. Our management information systems strategy centers around our corporate portal, myKrispyKreme.com, which leverages Intranet, extranet and Internet environments. We have adopted a balanced scorecard approach for measuring key performance drivers in each of our business units. Scorecard data are generated internally through our management information system.

     An enterprise resource planning system supports all major financial and operating functions within the corporation, including financial reporting, inventory control and human resources. A comprehensive data warehouse system supports the financial and operating needs of our Store Operations and KKM&D.

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

     Direct store delivery sales operations have access to an internally-developed route accounting system networked into the corporate Intranet. Information from these systems is polled at multiple times weekly and aggregated into the corporate manufacturing data warehouse.

     The majority of our information technology hardware, including POS systems, is leased.

Competition

     Our competitors include retailers of doughnuts and snacks sold through supermarkets, convenience stores, restaurants and retail stores. We compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against regionally- and locally-owned doughnut shops. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, concept, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for shelf space in grocery stores and convenience stores.

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

Trademarks

     Our doughnut shops are operated under the Krispy Kreme name, and we use over 45 federally registered trademarks and service marks, including “Krispy Kreme” and “Hot Doughnuts Now” and the logos associated with these marks. We have also registered some of our trademarks in approximately 22 other countries. We license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and grocery stores in connection with the sale of some of our products at those locations.

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

Government Regulation

     Local regulation. Our stores, both those in the United States and those in international markets, are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the states or municipalities in which our doughnut shops are located. Developing new doughnut stores in particular areas could be delayed by problems in obtaining the required licenses and approvals or by more stringent requirements of local government bodies with respect to zoning, land use and environmental factors. Our standard development and franchise agreements require our area developers and associates to comply with all applicable federal, state and local laws and regulations, and indemnify us for costs we may incur attributable to their failure to comply.

     Food product regulation. Our doughnut mixes are produced at our manufacturing facilities in Winston-Salem, NC and Effingham, IL. The North Carolina Department of Agriculture has regulatory power over food products shipped from our Winston-Salem, facility. Additionally, shipments from our Effingham facility are subject to the applicable governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut shops to grocery or convenience stores. Many of our grocery and convenience store customers require us to guarantee our products’ compliance with applicable food regulations.

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

     As we expand internationally, we will be exporting our products, principally our doughnut mixes and coffee, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission, or the FTC, and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule and applicable state laws and regulations.

     We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

     Bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none has been enacted.

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our on-premises and delivery personnel are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. Furthermore, the work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency.

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

Employees

     As of February 2, 2003 we employed 3,913 people. Of these, 240 were employed in our administrative offices and 254 were employed in our manufacturing and distribution centers. In our company stores and commissaries, we had 3,419 employees. Of these, 3,134 were full-time, including 353 managers and administrators. These numbers do not include persons employed by our Freedom Rings, Glazed Investments or Golden Gate joint ventures.

     None of our employees is a party to a collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

ITEM 2. PROPERTIES.

Stores. As of February 2, 2003, there were 276 Krispy Kreme stores, of which 99 were company stores (including 29 which are operated by consolidated joint ventures), 120 were owned by area developers (including 30 in which we have a joint venture interest) and 57 were owned by associates. Of the 276 Krispy Kreme stores in operation at February 2, 2003, 270 are located in 37 states in the continental United States, five are located in eastern Canada and one is located in Australia.

•	The majority of our stores have on-premises sales, and 124 stores also engage in off-premises sales.

•	Of the 70 stores we operated ourselves as of February 2, 2003, we owned the land and building for 40 stores. We leased both the land and building for 24 stores, leased only the land for 5 stores and leased only the building for 1 store.

•	Of the 29 stores we operated by consolidated joint ventures as of February 2, 2003, we owned the land and building for 6 stores. We leased both the land and building for 6 stores and leased only the land for 17 stores.

     Our store counts do not include the doughnut and coffee shops or the current version of our satellite concept stores.

     KKM&D facilities. We own a 137,000 square foot mix manufacturing plant and distribution center in Winston-Salem. Our coffee roasting operation is also located at this facility. We lease a 29,000 square foot facility near Los Angeles which is used as a distribution center. Additionally, we own a 100,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility and also as our training facility. In fiscal 2003, we opened a 187,000 square foot mix manufacturing and distribution facility in Effingham, IL.

     Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 35,000 square feet of this multi-tenant facility under a lease that expires on January 31, 2010, with one five-year renewal option. We have leased an additional 24,000 square feet in this facility under four leases which expire between May 31, 2003 and September 30, 2005.

ITEM 3. LEGAL PROCEEDINGS.

     On March 9, 2000, a lawsuit was filed against the Company, management, and Golden Gate, one of the Company’s consolidated joint ventures, in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract, and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. After an appeal to the California appellate courts, on October 1, 2001, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. After an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company recorded a provision of $9,075,000 in fiscal 2003, consisting of the $7,925,000 award plus an estimate of the plaintiff’s legal fees and other costs expected to be awarded of $1,150,000. Although further hearings have been scheduled to determine issues concerning litigation fees and costs, the Company anticipates that all claims will be concluded in early fiscal 2004 in a manner acceptable to the Company without further substantial adverse consequences.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on The New York Stock Exchange under the symbol KKD. The following table sets forth for the periods indicated the high and low sales price of our common stock for the periods indicated.

	High	Low

Fiscal Year Ended February 2, 2003:
First Quarter	$44.02	$33.00
Second Quarter	41.70	29.32
Third Quarter	38.02	27.40
Fourth Quarter	40.00	29.45
Fiscal Year Ended February 3, 2002:
First Quarter	$22.61	$15.13
Second Quarter	43.50	20.13
Third Quarter	39.76	25.00
Fourth Quarter	46.90	33.35

     On November 4, 2002, the Company issued 95,436 shares of its common stock in connection with the purchase of certain assets of associate franchisees KKS of Pensacola, Inc. and Destin Doughnuts, Inc. and certain franchise rights of Charles C. Scruggs, III. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Dividend Policy

     We did not pay any dividends in fiscal 2003 or 2002. We intend to retain our earnings to finance the expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination regarding cash dividend payments will be made by our board of directors and will depend upon the following factors:

•	Earnings	•	Capital requirements

•	Financial condition	•	Restrictions in financing agreements

	•	Other factors deemed relevant by the board of directors

     Dividend payments are restricted by our bank credit facilities to 50% of our net income for the immediately preceding fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s fiscal 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risks” in the Company’s fiscal 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s fiscal 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to the information in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2003 for the Annual Meeting of Shareholders to be held on June 4, 2003 (the “Proxy Statement”), under the captions “Election of Directors” and “Executive Officers,” which information is incorporated herein by reference.

     For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Refer to the information under the captions “Executive Compensation” and “Election of Directors — Directors’ Compensation” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Report of the Compensation Committee on Executive Compensation” of the Proxy Statement, which information is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Refer to the information under the caption “Voting Securities and Principal Shareholders” of the Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of February 2, 2003. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	9,440,800 (1)	$11.60	6,511,900 (2)
Equity compensation plans not approved by shareholders	—	—	—

Total	9,440,800	$11.60	6,511,900

(1)  Represents shares of common stock issuable pursuant to outstanding options under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan.

(2)  Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Refer to the information under the caption “Related Party Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES..

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

     1.     Financial Statements. The following Consolidated Financial Statements of Krispy Kreme Doughnuts, Inc. and the Report of Independent Accountants are incorporated by reference to the corresponding sections of the Company’s fiscal 2003 Annual Report to Shareholders filed as an exhibit to this Form 10-K.

Description

Report of Independent Accountants
Consolidated Balance Sheets as of February 3, 2002 and February 2, 2003
Consolidated Statements of Operations for the Years Ended January 28, 2001,
February 3, 2002 and February 2, 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended January 28, 2001,
February 3, 2002 and February 2, 2003
Consolidated Statements of Cash Flows for the Years Ended January 28, 2001,
February 3, 2002 and February 2, 2003
Notes to Consolidated Financial Statements

     2.     Financial Statement Schedule. The following financial statement schedule is included in this Part IV of this Form 10-K.

Schedule	Page

Schedule II – Consolidated Valuation and Qualifying Accounts and Reserves	26

Report of Independent Accountants	27

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K with the Commission on January 31, 2003 in which we reported the announcement of the merger agreement to acquire Montana Mills Bread Co., Inc., an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States.

(c) Exhibits

Exhibit
Number		Description of Exhibits

2.1	—	Agreement and Plan of Merger among the Company, Krispy Kreme Doughnut Corporation and KKDC Reorganization Corporation dated December 2, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Krispy Kreme’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2*	—	Amended and Restated Bylaws of the Registrant

4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)

4.2	—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)

4.3	—	Specimen Montana Mills Redeemable Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002).

4.4	—	Form of Montana Mills Redeemable Common Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.4 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002).

Exhibit
Number		Description of Exhibits

10.1	—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

10.2	—	Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

10.3	—	Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

10.4	—	Letter Agreement, dated April 12, 1994, between Krispy Kreme Doughnut Corporation and Mr. Scott A. Livengood (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.5	—	Letter Agreement, dated February 15, 1994, between Krispy Kreme Doughnut Corporation and Mr. Joseph A. McAleer, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.6	—	Guaranty of Payment Agreement, dated September 18, 1998, by Krispy Kreme Doughnut Corporation for the benefit of Beattie F. Armstrong and Beattie F. Armstrong, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.7	—	Collateral Repurchase Agreement, dated October 22, 1996, by and among Robert L. McCoy, Gulf Florida Doughnut Corporation, Krispy Kreme Doughnut Corporation and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.8	—	Collateral Repurchase Agreement, dated February 25, 1994, by and among Mr. William J. Dorgan, Mrs. Patricia M. Dorgan, Krispy Kreme Doughnut Corporation and Southern National Bank of North Carolina (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.9	—	Trademark License Agreement, dated May 27, 1996, between HDN Development—Corporation and Krispy Kreme Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

Exhibit
Number		Description of Exhibits

10.10	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.11	—	Long-Term Incentive Plan dated January 30, 1993 (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.12	—	Form of Promissory Note relating to termination of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.13	—	Form of Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.14	—	Form of Promissory Note relating to restricted stock purchases (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.15	—	Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and John N. McAleer (incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.16	—	Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and Scott A. Livengood (incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.17	—	Employment Agreement dated February 1, 2001 between the Registrant and John W. Tate (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001)**

10.18	—	Employment Agreement dated December 1, 2000 between the Registrant and Randy S. Casstevens (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002)**

10.19*	—	Employment Agreement dated April 22, 2002 between the Registrant and R. Frank Murphy**

10.20	—	Kingsmill Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.21	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the Commission on October 4, 2000)**

Exhibit
Number		Description of Exhibits

10.22	—	Loan Agreement dated December 29, 1999 among Branch Banking and Trust Company, Krispy Kreme Doughnut Corporation, Thornton’s Flav-O-Rich Bakery, Inc., Krispy Kreme Distributing Company, Inc., Krispy Kreme Support Operations Company, HD Capital Corporation, HDN Development Corporation and Krispy Kreme Doughnuts, Inc. (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-53284), filed with the Commission on January 18, 2001)

10.23	—	Credit Agreement dated as of March 21, 2002 between Krispy Kreme Doughnut Corporation and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2002)

13*	—	Portions of the Registrant’s Fiscal 2003 Annual Report to Shareholders

21.1*	—	List of Subsidiaries

23.1*	—	Consent of PricewaterhouseCoopers LLP

24.1*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Form 10-K)

99.1*	—	Certification of Chief Executive Officer

99.2*	—	Certification of Chief Financial Officer

*	Filed herewith.
**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

SCHEDULE II

Consolidated Valuation and Qualifying Accounts and Reserves

			Additions
		Additions	Charged
	Balance at	Charged	to		Balance at
	Beginning	to	Other		End
Reserve for Doubtful Accounts	of Period	Operations	Accounts	Deductions(1)	of Period

For the year ended January 28, 2001	$1,324,000	$1,349,000	$—	$1,371,000	$1,302,000

For the year ended February 3, 2002	$1,302,000	$502,000	$—	$622,000	$1,182,000

For the year ended February 2, 2003	$1,182,000	$272,000	$—	$1,000	$1,453,000

(1)	Amounts represent net write-off of uncollectible receivable balances.

Report of Independent Accountants
on Financial Statement Schedule

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 13, 2003 appearing in the 2003 Annual Report to Shareholders of Krispy Kreme Doughnuts, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 13, 2003

27

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ Randy S. Casstevens

Name: Randy S. Casstevens Title: Chief Financial Officer
Date: May 2, 2003

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 2003.

Signature	Title

/s/ Scott A. Livengood	Chairman of the Board of Directors, President and Chief
Executive Officer (Principal Executive Officer)
Scott A. Livengood

/s/ John N. McAleer	Vice Chairman of the Board of Directors and Executive Vice
President of Concept Development
John N. McAleer

/s/ Randy S. Casstevens	Chief Financial Officer (Principal Financial and
Randy S. Casstevens	Accounting Officer)

/s/ Erskine Bowles Erskine Bowles	Director

/s/ Mary Davis Holt Mary Davis Holt	Director

/s/ William T. Lynch William T. Lynch	Director

/s/ James H. Morgan James H. Morgan	Director

/s/ Dr. Su Hua Newton Dr. Su Hua Newton	Director

/s/ Robert L. Strickland Robert L. Strickland	Director

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director

CERTIFICATIONS

     I, Scott A. Livengood, President and Chief Executive Officer of Krispy Kreme Doughnuts, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of Krispy Kreme Doughnuts, Inc. for the fiscal year ended February 2, 2003;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Scott A. Livengood

Scott A. Livengood
President and Chief Executive
Officer

     I, Randy S. Casstevens, Chief Financial Officer of Krispy Kreme Doughnuts, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of Krispy Kreme Doughnuts, Inc. for the fiscal year ended February 2, 2003;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Randy S. Casstevens

Randy S. Casstevens
Chief Financial Officer