Form 10-Q
period 2003-05-04
KRISPY KREME DOUGHNUTS INC
filed 2003-06-18
CIK 1100270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

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

Outstanding at June 6, 2003

Common stock at no par value	58,227,230 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended May 4, 2003

Part I. Financial Information
Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands)

	February 2,	May 4,
	2003	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,203	$9,911
Short-term investments	22,976	15,565
Accounts receivable, less allowance for doubtful accounts of $1,453 at February 2, 2003 and $1,277 at May 4, 2003	34,373	34,604
Accounts receivable, affiliates	11,062	14,791
Other receivables	884	1,012
Inventories	24,365	27,017
Prepaid expenses	3,478	5,647
Income taxes refundable	1,963	5,303
Deferred income taxes	9,824	5,647

Total current assets	141,128	119,497
Property and equipment, net	202,558	220,382
Long-term investments	4,344	4,350
Investments in unconsolidated joint ventures	6,871	7,030
Goodwill and intangible assets	48,703	107,462
Other assets	6,883	10,962

Total assets	$410,487	$469,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,055	$15,705
Book overdraft	11,375	8,523
Accrued expenses	20,981	23,115
Arbitration award	9,075	—
Current maturities of long-term debt	3,301	3,459
Short-term debt – related party	900	1,250

Total current liabilities	59,687	52,052
Deferred income taxes	9,849	9,295
Long-term debt, net of current portion	49,900	49,902
Revolving lines of credit	7,288	10,423
Other long-term obligations	5,218	7,647

Total long-term liabilities	72,255	77,267
Commitments and contingencies
Minority interest	5,193	5,785
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized; issued and outstanding – 56,295 at February 2, 2003 and 58,098 at May 4, 2003	173,112	221,110
Unearned compensation	(119)	(112)
Notes receivable, employees	(558)	(558)
Nonqualified employee benefit plan assets	(339)	(369)
Nonqualified employee benefit plan liability	339	369
Accumulated other comprehensive loss	(1,486)	(1,404)
Retained earnings	102,403	115,543

Total shareholders’ equity	273,352	334,579

Total liabilities and shareholders’ equity	$410,487	$469,683

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended

	May 5,	May 4,
	2002	2003

Total revenues	$111,059	$148,660
Operating expenses	86,362	112,480
General and administrative expenses	7,623	8,902
Depreciation and amortization expenses	2,546	4,101
Arbitration award (Note 11)	—	(525)

Income from operations	14,528	23,702
Interest income	599	227
Interest expense	(104)	(866)
Equity loss in joint ventures	(198)	(694)
Minority interest	(533)	(616)
Loss on sale of property and equipment	—	(25)

Income before income taxes	14,292	21,728
Provision for income taxes	5,431	8,588

Net income	$8,861	$13,140

Basic earnings per share	$0.16	$0.23

Diluted earnings per share	$0.15	$0.22

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

							Nonqualified	Nonqualified	Accumulated
						Notes	Employee	Employee	Other
	Preferred	Preferred	Common	Common	Unearned	Receivable –	Benefit	Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Assets	Plan Liability	Loss	Earnings	Total

Balance at February 2, 2003	—	$—	56,295	$173,112	$(119)	$(558)	$(339)	$339	$(1,486)	$102,403	$273,352
Net income for the three months ended May 4, 2003										13,140	13,140
Unrealized holding loss, net									(34)		(34)
Foreign currency translation adjustment, net									160		160
Unrealized loss from cash flow hedge, net									(44)		(44)

Total comprehensive income											13,222
Exercise of stock options, including tax benefit of $5,985			556	9,477							9,477
Issuance of shares in conjunction with acquisition of business (Note 12)			1,247	38,511							38,511
Issuance of restricted common shares				10	(10)						—
Adjustment of nonqualified employee benefit plan investments							(30)	30			—
Amortization of restricted common shares					17						17

Balance at May 4, 2003	—	$—	58,098	$221,110	$(112)	$(558)	$(369)	$369	$(1,404)	$115,543	$334,579

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended

	May 5,	May 4,
	2002	2003

Cash Flow from Operating Activities:
Net income	$8,861	$13,140
Items not requiring cash:
Depreciation and amortization	2,546	4,101
Loss on disposal of property and equipment, net	—	25
Compensation expense related to restricted stock awards	17	17
Deferred income taxes	893	5,815
Tax benefit from exercise of nonqualified stock options	1,689	5,985
Equity loss in joint ventures	198	694
Minority interest	533	616
Change in assets and liabilities:
Receivables	(912)	(3,621)
Inventories	(4,846)	(2,304)
Prepaid expenses	(109)	(1,892)
Income taxes, net	2,837	(3,340)
Accounts payable	2,668	666
Accrued expenses	(6,255)	953
Arbitration award	—	(9,075)
Other long-term obligations	319	133

Net cash provided by operating activities	8,439	11,913

Cash Flow from Investing Activities:
Purchase of property and equipment	(40,954)	(14,491)
Acquisition of franchise markets, net of cash acquired	—	(34,524)
Acquisition of business, net of cash acquired (Note 12)	—	4,052
Proceeds from investments	12,622	13,352
Purchases of investments	(12,857)	(6,000)
Investments in unconsolidated joint ventures	(1,187)	(638)
Decrease (increase) in other assets	755	(197)

Net cash used for investing activities	(41,621)	(38,446)

Cash Flow from Financing Activities:
Borrowings of long-term debt	33,000	1,577
Repayments of long-term debt	(128)	(1,455)
Net borrowings from revolving lines of credit	300	3,135
Borrowings of short-term debt – related party	—	350
Proceeds from exercise of stock options	1,036	3,492
Book overdraft	(1,033)	(2,852)
Collection of notes receivable	25	18
Minority interest	(321)	(24)

Net cash provided by financing activities	32,879	4,241

Net decrease in cash and cash equivalents	(303)	(22,292)
Cash and cash equivalents at beginning of period	21,904	32,203

Cash and cash equivalents at end of period	$21,601	$9,911

Supplemental schedule of noncash investing and financing activities:
Issuance of shares in conjunction with acquisition of business (Note 12)	$—	$37,762
Receipt of promissory notes in connection with sale of assets	—	3,551
Issuance of restricted common shares	—	10

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1: Organization and Purpose

Krispy Kreme Doughnuts, Inc. (the “Company”) was incorporated in North Carolina on December 2, 1999 as a wholly-owned subsidiary of Krispy Kreme Doughnut Corporation (“KKDC”). Pursuant to a plan of merger approved by shareholders on November 10, 1999, the shareholders of KKDC became shareholders of Krispy Kreme Doughnuts, Inc. on April 4, 2000. Each shareholder received 80 shares of Krispy Kreme Doughnuts, Inc. common stock and $15 in cash for each share of KKDC common stock they held. As a result of the merger, KKDC became a wholly-owned subsidiary of Krispy Kreme Doughnuts, Inc. The Company closed a public offering of its common stock on April 10, 2000.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles and should be read together with the Company’s Annual Report for the year ended February 2, 2003. The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. As of May 4, 2003, the Company consolidated the accounts of three joint ventures which the Company controlled: Freedom Rings, LLC (“Freedom Rings”), the joint venture with rights to develop stores in the Philadelphia market; Glazed Investments, LLC (“Glazed Investments”), the joint venture with rights to develop stores in Colorado, Minnesota and Wisconsin; and Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with rights to develop stores in Northern California. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net income or loss of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are generally accounted for by the cost method of accounting.

Investments

Investments consist of United States Treasury notes, mortgage-backed government securities, corporate debt securities and certificates of deposit and are included in short-term and long-term investments in the accompanying consolidated balance sheets. Certificates of deposit are carried at cost which approximates fair value. All other marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. At May 4, 2003, all marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive loss. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Goodwill and Intangible Assets

At February 2, 2003 and May 4, 2003, goodwill and intangible assets consist of goodwill recorded in connection with business acquisitions of $201,000 and $30,116,000, respectively, and the value assigned to reacquired franchise rights in connection with the acquisition of rights to certain markets from franchisees of $48,502,000 and $77,346,000, respectively. During the three months ended May 4, 2003, the carrying amount of goodwill increased $29,915,000 as a result of the acquisition of Montana Mills Bread Co., Inc. (“Montana Mills”) and the carrying amount of reacquired franchise rights increased $28,844,000 primarily as a result of the acquisition of the rights to certain markets in Kansas and Missouri from an existing franchisee (See Note 12 – Acquisitions). The Company has determined that all intangible assets have indefinite lives and, as a result, are not subject to amortization. The Company performs an impairment analysis annually, or more frequently if events or circumstances change indicating the potential for impairment. The Company recorded no impairment losses during the three months ended May 4, 2003.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 8 – Business Segment Information) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery.

•	Franchise Operations revenue is derived from: (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees based on sales. Development and franchise fees are charged for certain new stores and are deferred until the store is opened and the Company has performed substantially all of the initial services it is required to provide. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, mix, coffee and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer, generally upon delivery of the goods. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

The Company will report the operations of Montana Mills, a business acquired during the first quarter of fiscal 2004 (see Note 12 – Acquisitions), as a separate segment of its business. Results of operations for the Montana Mills segment for the period subsequent to its acquisition, effective April 7, 2003, were not material to the Company’s consolidated results for the three months ended May 4, 2003.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders’ equity. Total comprehensive income for the three months ended May 5, 2002 and May 4, 2003 was $8,300,000 and $13,222,000, respectively.

Foreign Currency Translation

For all non-U.S. joint ventures, the functional currency is the local currency. Assets and liabilities of those operations are translated into U. S. dollars using exchange rates at the balance sheet date. Revenue and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity.

Stock-Based Compensation.

The Company accounts for employee stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted below the market price on the grant date. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to continue applying APB Opinion No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

Had compensation expense for the Company’s stock options been based on the fair value at the grant date under the methodology prescribed by SFAS No. 123, the Company’s income from continuing operations and earnings per share for the three months ended May 5, 2002 and May 4, 2003 would have been impacted as follows:

(In Thousands, Except Per Share Amounts)	May 5, 2002	May 4, 2003

Net income, as reported	$8,861	$13,140
Add: Stock-based expense reported in net income, net of related tax effects	—	23
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,696)	(2,768)

Pro forma net income	$7,165	$10,395

Earnings per share:
Reported earnings per share — Basic	$0.16	$0.23
Pro forma earnings per share — Basic	0.13	0.18
Reported earnings per share — Diluted	0.15	0.22
Pro forma earnings per share — Diluted	0.12	0.17

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for years beginning after June 15, 2002, or the Company’s fiscal year 2004. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note 9 – Joint

Ventures and Note 10 — Commitments and Contingencies) and began applying the recognition and measurement provisions for all material guarantees entered into or modified after December 31, 2002. The impact of FIN 45 on future consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantees. Currently, the majority of the Company’s guarantees are for debt or leases of joint ventures. Typically, guarantees are provided based on the Company’s percentage ownership in the joint venture. For such guarantees entered into, the Company expects to record the fair value as an increase in investments in unconsolidated joint ventures.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the beginning of the Company’s third quarter of fiscal 2004.

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. As a result, these joint ventures may be considered variable interest entities and it is possible that the Company may be required to consolidate them when FIN 46 becomes effective at the beginning of the third quarter of fiscal 2004. The Company is currently evaluating the classification of its unconsolidated joint ventures and, as a result, has not completed its assessment of whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

Note 3: Investments

The following table provides certain information about investments:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(In thousands)	Cost	Holding Gains	Holding Losses	Value

February 2, 2003
U. S. government notes	$16,657	$152	$(97)	$16,712
Federal government agencies	7,485	289	(197)	7,577
Corporate debt securities	1,000	76	(45)	1,031
Certificates of deposit	2,000	—	—	2,000

Total	$27,142	$517	$(339)	$27,320

May 4, 2003
U. S. government notes	$5,789	$76	$(23)	$5,842
Federal government agencies	4,996	128	(73)	5,051
Corporate debt securities	1,000	76	(54)	1,022
Certificates of deposit	8,000	—	—	8,000

Total	$19,785	$280	$(150)	$19,915

Maturities of investments were as follows at May 4, 2003:

(In thousands)	Amortized Cost	Fair Value

Due within one year	$15,487	$15,565
Due after one year through five years	4,298	4,350

Total	$19,785	$19,915

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Montana Mills	Total

February 2, 2003
Raw materials	$—	$3,828	$1,069	$1,922	$—	$6,819
Work in progress	—	234	—	—	—	234
Finished goods	2,222	3,616	172	—	—	6,010
Purchased merchandise	10,191	—	—	966	—	11,157
Manufacturing supplies	—	—	145	—	—	145

Totals	$12,413	$7,678	$1,386	$2,888	$—	$24,365

May 4, 2003
Raw materials	$—	$3,835	$1,237	$2,327	$105	$7,504
Work in progress	—	222	—	—	—	222
Finished goods	2,185	4,819	166	—	98	7,268
Purchased merchandise	10,842	—	—	926	91	11,859
Manufacturing supplies	—	—	164	—	—	164

Totals	$13,027	$8,876	$1,567	$3,253	$294	$27,017

Note 5: Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 2, 2003	May 4, 2003

Land	$24,741	$26,186
Buildings	88,641	98,731
Machinery and equipment	118,332	126,537
Leasehold improvements	19,522	20,495
Construction in progress	1,534	2,153

	252,770	274,102
Less: accumulated depreciation	50,212	53,720

Property and equipment, net	$202,558	$220,382

Note 6: Debt

     The Company’s debt consists of the following:

	February 2,	May 4,
(In thousands)	2003	2003

Krispy Kreme Doughnut Corporation:
$40 million revolving line of credit	$—	$—
Golden Gate:
$6.75 million revolving line of credit	4,750	6,324
Freedom Rings:
$5 million revolving line of credit	2,538	4,099

Revolving lines of credit	$7,288	$10,423

Glazed Investments:
Short-term debt — related party	$900	$1,250

Krispy Kreme Doughnut Corporation:
$33 million term loan	$31,763	$31,350
Golden Gate:
$4.5 million term loan	3,926	3,817
$3 million term loan	2,976	2,905
Glazed Investments:
Real Estate and Equipment loans	14,400	15,115
Subordinated notes	136	136
Montana Mills:
Other debt	—	38

	53,201	53,361
Current maturities of long-term debt	(3,301)	(3,459)

Long-term debt, net of current portion	$49,900	$49,902

$40 Million Revolving Line of Credit

On December 29, 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004. Under the terms of the Agreement, interest on amounts advanced under the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points and a fee of 0.10% is payable on the unused portion. No amounts were outstanding on the revolving line of credit at February 2, 2003 or May 4, 2003. The amount available under the revolving line of credit is reduced by letters of credit, amounts outstanding under certain loans made by the bank to franchisees, including certain joint ventures, which are guaranteed by the Company and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $22,741,000 at May 4, 2003. Outstanding letters of credit, primarily for insurance purposes, totaled $6,465,000, amounts outstanding under the loans guaranteed by the Company totaled $9,267,000 and amounts available in connection with credit cards issued by the lender totaled $1,527,000 at May 4, 2003.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict our ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At May 4, 2003, the Company was in compliance with each of these covenants.

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

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on May 4, 2003 was 2.06%.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at May 4, 2003.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at May 4, 2003 was $31,350,000. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At February 2, 2003 and May 4, 2003, the fair value carrying amount of the swap was a liability of $2,550,000 and $2,664,000, respectively. Accumulated other comprehensive loss for the three months ended May 5, 2002 and May 4, 2003 includes a loss, net of related tax benefits, of $459,000 and $44,000, respectively, related to the swap.

Consolidated Joint Ventures – Golden Gate

On October 12, 2001, Golden Gate, the Northern California joint venture, entered into a $6,750,000 revolving line of credit agreement with a bank. The Company has guaranteed 67% of amounts outstanding under the line of credit and the amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. The line of credit bears interest at one-month LIBOR plus 1.25% (2.57% at May 4, 2003). The line of credit was originally scheduled to mature in October 2002. In fiscal 2003, prior to the scheduled maturity, the terms of the line of credit were amended to extend maturity to October 12, 2004. There is no interest, fee or other charge for the unadvanced portion of the line of credit. At May 4, 2003, the amount outstanding under the $6,750,000 revolving line of credit was $6,324,000.

On November 8, 2002, Golden Gate entered into a loan agreement with the bank to convert $3,000,000 of the amount outstanding under the revolving line of credit to a term loan. The loan bears interest at one-month LIBOR plus 1.25% (2.57% at May 4, 2003). Repayment of the loan began in December 2002 with 59 monthly installments of $29,807 of principal and interest and one final payment of all remaining principal and interest due on November 8, 2007. The Company has guaranteed 67% of the outstanding balance and the amount not guaranteed by the Company is collateralized by certain buildings and equipment owned by Golden Gate.

On October 12, 2001, Golden Gate converted its previous revolving line of credit agreement, in the amount of $4,500,000, to a term loan. The Company has guaranteed 67% of the outstanding balance of this term loan. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. Repayment of the loan began in November 2001 with 59 equal monthly payments of $53,415 of principal and interest and one final payment of all remaining principal and interest due on October 12, 2006. Interest on the term loan is charged at the lender’s one-month LIBOR plus 1.25% (2.57% at May 4, 2003).

The revolving line of credit and the term loans provide funding to support store construction, the growth of off-premises sales and general working capital needs. These agreements contain provisions requiring Golden Gate to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at May 4, 2003.

Consolidated Joint Ventures – Freedom Rings

On June 13, 2002, Freedom Rings, the Philadelphia joint venture, entered into an unsecured loan agreement with a bank to provide initial funding of $1,500,000 for construction of a retail store. Interest on the loan was payable at the lender’s one-month LIBOR plus 1.25%. On November 6, 2002, Freedom Rings entered into a $5,000,000 revolving line of credit with the bank to provide funding for the construction of additional retail stores and general working capital purposes. The line of credit replaced the $1,500,000 loan, which was repaid in full with borrowings under the line of credit and cancelled. The revolving line of credit bears interest at the bank’s one-month LIBOR plus 1.25% (2.57% at May 4, 2003), is secured by certain property and equipment owned by Freedom Rings and matures August 15, 2004. The Company has guaranteed 70% of the amounts available under the revolving line of credit.

The revolving line of credit contains provisions requiring Freedom Rings to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at May 4, 2003.

Consolidated Joint Ventures – Glazed Investments

Glazed Investments, the joint venture franchisee with rights to Colorado, Minnesota and Wisconsin, typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At May 4, 2003, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.3% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at May 4, 2003 totaled $1,250,000 and are reported as short-term debt — related party in the accompanying consolidated financial statements.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes issued by Glazed Investments are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the accompanying consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at May 4, 2003 as reflected in the accompanying consolidated balance sheet totaling $136,000 represent the total amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended

	May 5,	May 4,
(In thousands)	2002	2003

Basic shares outstanding	54,330	56,931
Effect of dilutive securities:
Stock options	4,686	3,755
Restricted stock	8	3

Diluted shares outstanding	59,024	60,689

Stock options in the amount of 13,000 shares for the three months ended May 5, 2002 and stock options and warrants in the amount of 1,880,000 shares for the three months ended May 4, 2003, have been excluded from the diluted shares calculation as their inclusion would be anti-dilutive.

Note 8: Business Segment Information

The Company’s reportable segments are Company Store Operations, Franchise Operations and KKM&D. The Company Store Operations segment is comprised of the operating activities of the stores owned by the Company and those in consolidated joint ventures. These stores sell doughnuts and complementary products through both on-premises and off-premises sales. The majority of the ingredients and materials used by Company Store Operations are purchased from the KKM&D business segment. The Franchise Operations segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name. Expenses for this business segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of those stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores. All intercompany transactions between the KKM&D business segment and Company stores and consolidated joint venture stores are eliminated in consolidation.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

The following table presents the results of the Company’s operating segments for the three months ended May 5, 2002 and May 4, 2003. Segment operating income is income before general corporate expenses and income taxes.

	Three months ended

	May 5,	May 4,
(in thousands)	2002	2003

Revenues:
Company store operations	$74,184	$102,243
Franchise operations	4,268	5,066
KKM&D	77,443	98,549
Intercompany sales eliminations	(44,836)	(57,198)

Total revenues	$111,059	$148,660

Operating Income:
Company store operations	$13,585	$21,559
Franchise operations	3,066	3,697
KKM&D	5,891	7,212
Unallocated general and administrative expenses	(8,014)	(9,291)
Arbitration award	—	525

Total operating income	$14,528	$23,702

Depreciation and Amortization Expenses:
Company store operations	$1,964	$2,934
Franchise operations	13	43
KKM&D	178	734
Corporate administration	391	390

Total depreciation and amortization expenses	$2,546	$4,101

Note 9: Joint Ventures

From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based on their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether or not the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 2 – Summary of Significant Accounting Policies.

As of May 4, 2003, the Company had invested in 16 area developer joint ventures and held interests ranging from 25.0% to 74.7%. The Company will continue to seek opportunities to develop markets through joint ventures or to increase its ownership in existing joint ventures when there are sound business reasons to do so.

On March 5, 2002, the Company increased its ownership in six joint ventures by acquiring from members of the Krispy Kreme Equity Group, LLC (“KKEG”) the members’ respective interest in the KKEG. The KKEG, a pooled investment fund, was established in March 2000 upon approval by the Company’s board of directors. The purpose of the KKEG was to invest in joint ventures with new area developers in certain markets. The Company’s officers were eligible to invest in the fund. Members of the board of directors who were not officers of the Company were not eligible to invest in the fund. The Company did not provide any funds to its officers to invest in the fund nor did it provide guarantees for the investment. The fund invested exclusively in a fixed number of joint ventures with certain new area developers as approved by its manager, obtaining a 5% interest in them. If any member of the fund withdrew, the fund had a right of first refusal with respect to the withdrawing member’s interest. The remaining members then had the right to purchase any interest the fund did not purchase. Finally, the Company was obligated to purchase any remaining interest. At February 3, 2002, the fund had investments in six joint ventures. On March 5, 2002, the members of the KKEG voted to dissolve the KKEG and agreed to sell their interests in the KKEG to the Company, upon approval of the Company’s board of directors, in an amount equal to the member’s original investment, totaling an aggregate of $940,100. On March 6, 2002, the KKEG was dissolved.

Also on March 5, 2002, the Company increased its ownership interest in six joint ventures by acquiring from Scott Livengood, Chairman, President and CEO, his interests in these joint ventures. In February 2000, the compensation committee of the Company’s board of directors approved investments by Mr. Livengood in joint ventures with certain new area developers in exchange for his giving up his rights to develop the Northern California market. The Company did not provide any funds to Mr. Livengood to invest in the joint ventures nor did it provide guarantees for the investments. Mr. Livengood had 3% investments in six area developers as of February 3, 2002. On March 5, 2002, after approval of the Company’s board of directors, Mr. Livengood sold his interests in the joint ventures to the Company at his original cost of $558,800.

The Company increased its ownership interest in KremeWorks, LLC, the area developer with rights to develop markets in the northwestern portion of the United States and western Canada, effective March 5, 2002 by acquiring from John McAleer, the Company’s Executive Vice President and Vice Chairman, his interest in this joint venture. In February 2000, the compensation committee of the Company’s board of directors approved an investment by Mr. McAleer in this joint venture. The Company did not provide any funds to Mr. McAleer to invest in the joint venture nor did it provide guarantees for the investment. Mr. McAleer had a 21.7% investment in this joint venture as of February 3, 2002. On March 5, 2002, Mr. McAleer, upon approval of the Company’s board of directors, sold his ownership interest in KremeWorks to the Company at his original cost of $75,800. With this acquisition, the Company increased its interest in the joint venture to 25.0% and gained one of the four seats on the management committee. As a result, the Company began accounting for its investment in KremeWorks using the equity method effective March 5, 2002.

As a result of the transactions on March 5, 2002 in which the Company acquired the KKEG’s, Mr. Livengood’s and Mr. McAleer’s investments in the joint ventures as described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in certain joint ventures increased as follows:

	Ownership Interests

	Prior to March 5, 2002		As of March 5, 2002

	KKDC	Other Investors	KKDC	Other Investors

A-OK, LLC	22.3%	77.7%	30.3%	69.7%
Amazing Glazed, LLC	22.3%	77.7%	30.3%	69.7%
Glazed Investments, LLC	22.3%	77.7%	30.3%	69.7%
Golden Gate Doughnuts, LLC	59.0%	41.0%	67.0%	33.0%
KKNY, LLC	22.3%	77.7%	30.3%	69.7%
KremeWorks, LLC	3.3%	96.7%	25.0%	75.0%
New England Dough, LLC	49.0%	51.0%	57.0%	43.0%

Consolidated Joint Ventures

On March 22, 2000, the Company entered into a joint venture, Golden Gate, to develop the Northern California market. The Company invested $2,060,000 for a 59% interest and holds two of the joint venture’s three management committee seats. As discussed above, the KKEG and Scott Livengood held interests in Golden Gate of 5% and 3%, respectively, which the Company acquired effective March 5, 2002. As a result, the Company’s ownership interest in Golden Gate increased to 67%. The interest in the joint venture not owned by the Company, included in minority interest in the consolidated balance sheet, was reduced to 33% from 41%. The financial statements of this joint venture are consolidated in the results of the Company. The Company has guaranteed the payments on several leases and 67% of Golden Gate’s line of credit and term loans (see Note 6 – Debt). The terms of the guarantees range from four to twenty years.

On February 27, 2000, the Company entered into a joint venture, Glazed Investments, to develop the Colorado, Minnesota and Wisconsin markets. The Company invested $500,000 for a 22.3% interest and held two of the joint venture’s six management committee seats. As noted above, the KKEG and Mr. Livengood held interests in Glazed Investments of 5% and 3%, respectively, which the Company acquired effective March 5, 2002, increasing its ownership interest in the joint venture to 30.3%. Effective August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, increasing its total investment in this joint venture to 74.7%. Effective with the acquisition in August, the Company gained the right to designate four of the six management committee seats. As a result, the Company gained the ability to control the operations of the joint venture and, therefore, began consolidating the financial statements of Glazed Investments with those of the Company effective August 22, 2002. As a result of the Company’s acquisitions of additional interests in Glazed Investments in fiscal 2003, the interest in the joint venture not owned by the Company, included in minority interest in the consolidated balance sheet, was reduced to 25.3%. The Company has guaranteed 74.7% of the amounts outstanding on certain bank and non-bank debt of Glazed Investments (see Note 6 — Debt).

On March 6, 2001, the Company entered into a joint venture, Freedom Rings, to develop the Philadelphia market. The Company invested $1,167,000 for a 70% interest and holds three of four management committee seats. The Company has guaranteed payments on certain leases and 70% of the bank debt of Freedom Rings (see Note 6 – Debt). The terms of the guarantees range from two to ten years. The financial statements of this joint venture are consolidated with those of the Company and the 30% not owned by Krispy Kreme is included in minority interest.

Summarized information for the Company’s investments in consolidated joint ventures as of May 4, 2003, including outstanding loan and lease guarantees, is as follows:

		Number of
		Stores as of	Ownership %
		May 4, 2003/			Loan/
	General Geographical	Total Stores to be		Third	Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

Freedom Rings, LLC	Philadelphia, PA	4/18	70.0%	30.0%	$3,827
		Manager Allocation	3	1
Glazed Investments, LLC	Colorado, Minnesota,	12/28	74.7%	25.3%	$11,199
	Wisconsin	Manager Allocation	4	2
Golden Gate Doughnuts, LLC	Northern California	14/25	67.0%	33.0%	$14,303
		Manager Allocation	2	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with these joint ventures.

(2)	Outstanding debt amounts for these joint ventures are reflected in Note 6 – Debt.

Equity Method Joint Ventures

As of May 4, 2003, the Company had invested in thirteen joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 10.0% per annum, and have maturity dates ranging from October 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests and manager allocations for joint ventures, for which the Company owns less than a controlling interest, is summarized as follows:

		Number of
		Stores as of	Ownership %
		May 4, 2003/
	General Geographical	Total Stores to be			Third	Loan/Lease
	Market	Developed (1)	KKDC		Parties	Guarantees

A-OK, LLC	Arkansas, Oklahoma	4/10	30.3%		69.7%	$1,305
		Manager Allocation	2		4
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	4/9	30.3%		69.7%	—
		Manager Allocation	2		4
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	0/5	33.3%		66.7%	$87
		Manager Allocation	2		4
Entrepreneurship and Economic	North Carolina (Greensboro)	1/1	49.0%		51.0%	—
Development Investment, LLC		Manager Allocation	1		1
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	1/2	33.3%		66.7%	$638
		Manager Allocation	—	(2)	— (2)
KKNY, LLC	New York City,	7/25	30.3%		69.7%	—
	Northern New Jersey	Manager Allocation	2		4
KremeKo, Inc.	Central and Eastern Canada	5/41	39.4%	(3)	60.6% (3)	$948
		Manager Allocation	2	(4)	9 (4)
KremeWorks, LLC (5)	Alaska, Hawaii, Oregon,	4/31	25.0%		75.0%	—
	Washington, Western Canada	Manager Allocation	1		3
Krispy Kreme Australia Pty Limited	Australia /	1/31	35.0%		65.0%	$707
	New Zealand	Manager Allocation	2		3
Krispy Kreme of South Florida, LLC	Southern Florida	4/11	35.3%		64.7%	$997
		Manager Allocation	2		3
Krispy Kreme U.K. Limited	United Kingdom,	0/25	35.9%		64.1%	—
	Republic of Ireland	Manager Allocation	3		3
New England Dough, LLC	Connecticut, Massachusetts,	3/17	57.0	%(6)	43.0%	$4,064
	Rhode Island	Manager Allocation	2		2
PRIZ Doughnuts, LP	Texas (El Paso)	0/3	33.3%		66.7%	—
	Mexico (Ciudad Juarez)	Manager Allocation	—	(2)	— (2)

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with many of these joint ventures.

(2)	KK-TX I, L.P. and PRIZ Doughnuts, LP are limited partnerships. The Company holds a 33.3% interest in each of these joint ventures as a limited partner. Under the terms of the partnership agreements, the general partner has full responsibility for managing the business of the partnership.

(3)	On September 5, 2002, KremeKo, Inc. (“KremeKo”) completed an equity offering to raise funds for store development and general working capital purposes. The Company subscribed for its proportionate share of the offering and further agreed to purchase any shares not subscribed for by other existing shareholders. The Company paid approximately $4,000,000 for its subscribed shares as well as the over-allotment it received and, as a result, the Company’s ownership interest increased from 34.0% to 39.4%, effective September 5, 2002.

(4)	KremeKo’s shareholders’ agreement requires that its board consist of eleven directors. The Company has the right to designate two of the directors and three other shareholders each have the right to designate one director. The remaining six directors are nominated by the board and elected by the shareholders.

(5)	Prior to March 5, 2002, KremeWorks, LLC (“KremeWorks”) was accounted for using the cost method; however, as explained above, on March 5, 2002, John McAleer sold his interest in KremeWorks to the Company. As a result, Krispy Kreme’s investment in KremeWorks increased to 25% and the Company gained one of four seats on the management committee. Subsequent to March 5, 2002, the Company’s investment in KremeWorks has been accounted for by the equity method.

(6)	Although the Company’s ownership interest in New England Dough, LLC exceeds 50%, the Company accounts for this interest under the equity method as the Company does not have the ability to designate a majority of the members of the joint venture’s management committee.

In May 2003, the company entered into a joint venture to develop Krispy Kreme stores in Mexico. The Company will own a 30% interest in the joint venture, Krispy Kreme Mexico, S. de R.L. de C.V., a limited liability partnership incorporated under the laws of Mexico. The joint venture will develop twenty stores in Mexico over the next seven years.

Note 10: Commitments and Contingencies

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchise operators, primarily for the purpose of providing financing guarantees in a percentage equivalent to the Company’s ownership percentage in various joint venture investments. The loans are also collateralized by certain assets of the joint venture, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from two to twenty years. The Company’s contingent liability related to these guarantees for joint ventures in which we own less than a controlling interest was approximately $7,652,000 at February 2, 2003 and $9,427,000 at May 4, 2003. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt, the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount of $9,427,000 at May 4, 2003, $8,746,000 are for franchisees in which we have an ownership interest and expire between fiscal 2006 and fiscal 2029 and $681,000 are for franchisees in which we have no ownership interest. Guarantees for franchisees in which we have no ownership interest expire between fiscal 2006 and fiscal 2014. These guarantees require payment from the Company in the event of default on payment by the respective debtor. If the debtor defaults, the Company may be required to pay a proportionate share of other amounts outstanding under the respective agreements, such as accrued interest and related fees. The Company cannot estimate the amount of any such additional payments that could be required. The Company has not experienced any losses in connection with these guarantees and management believes the likelihood that material payments will be required under these guarantees is remote. With respect to guarantees that the Company issued in the three months ended May 4, 2003, the Company assessed the fair value of its obligation to perform under these guarantees if required to do so by considering the likelihood of certain triggering events or other conditions requiring performance. The Company determined that the fair value of these guarantees was not material to the Company’s financial position or results of operations.

The Company also guarantees leases and debt owed to financial institutions for consolidated joint ventures. The maximum amount guaranteed for these joint ventures is $29,329,000 and is summarized in Note 9 – Joint Ventures. The outstanding debt under the loans guaranteed, which is included in long-term debt and current maturities of long-term debt in the accompanying consolidated financial statements, is $22,635,000. These guarantees expire in fiscal 2005 through fiscal 2023.

The Company issues indemnifications in certain instances when it sells assets or real estate and in the ordinary course of business with customers, suppliers and service providers. The Company also indemnifies its directors and officers in accordance with the terms of its bylaws. The Company cannot predict the maximum potential amount of future payments, if any, that may be required under these or similar indemnifications, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved.

At May 4, 2003, the Company had outstanding letters of credit totaling $6,892,000. Of this amount, $6,465,000 represents letters of credit issued primarily to ensure payment by the Company of possible casualty and workers’ compensation claims. The remaining $427,000 represents letters of credit Freedom Rings was required to provide in favor of certain municipalities, principally to ensure funding of the planned improvements to new store sites.

In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company entered into a put option agreement with certain members of management who collectively own an approximate 22% interest in the joint venture. The agreement gives each of these members of management the option to sell to the Company ultimately up to 100% of their respective interest in Glazed Investments during certain defined exercise periods, subject to certain limitations. The purchase price for the individual’s respective interest is determined based upon a formula defined in the agreement, which is generally based upon earnings growth and cash flows of Glazed Investments’ operations. The options become exercisable, in part, beginning in April 2004.

If exercised, the Company has the option to pay the purchase price in cash or shares of the Company’s common stock. The Company cannot estimate the likelihood of any of the options being exercised or the maximum amount the Company would be required to pay upon exercise.

Because the Company enters into long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Note 11: Legal Contingencies

In March 2000, a lawsuit was filed against the Company, management and Golden Gate, one of the Company’s consolidated joint ventures, in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract, and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The accompanying statement of operations for the three months ended May 4, 2003 reflects the reversal of the remaining accrual, $525,000.

Note 12: Acquisitions

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

Effective February 3, 2003, the Company acquired the market rights to Broward County, Florida, as well as the related assets, from an Associate franchisee in exchange for cash of $1,532,000. The company simultaneously sold these rights and related assets, as well as the assets associated with another Company store in Miami, to Krispy Kreme of South Florida, LLC, an Area Developer franchisee in which the Company has a 35.3% ownership interest, for book value. This joint venture has the market rights for various counties in Southern Florida and the franchise rights and related assets are in contiguous markets. In exchange for the market rights and assets sold, the Company received promissory notes totaling $3,551,000. The notes require monthly payments of interest only until maturity, May 2, 2005, at which time all outstanding principal and interest is due. The purchase price was based upon the book value of the market rights and assets sold, which approximated fair value.

Effective March 10, 2003, the Company acquired the rights to certain franchise markets in Kansas and Missouri, as well as the related assets, which included five stores, from an Area Developer franchisee, in exchange for cash of $32,992,000. The purchase price was allocated to accounts receivable — $301,000, inventories — $128,000, property and equipment — $5,068,000, other assets — $11,000, accrued expenses — $16,000 and reacquired franchise rights, an intangible asset not subject to amortization — $27,500,000.

On April 7, 2003, the Company completed its previously announced acquisition of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. In addition to providing operating synergies, the acquisition of Montana Mills is expected to provide the Company with the ability to leverage its existing capabilities, such as its distribution chain, its off-premises sales and its coffee-roasting expertise, in order to expand Montana Mills’ business. The acquisition is also expected to provide an opportunity to apply the Company’s experience and strength in creating a national franchise network towards building a franchise network for Montana Mills.

Under the terms of the Merger Agreement, the Company issued approximately 1,224,400 shares of common stock in exchange for all outstanding shares of Montana Mills’ common stock. The Company also issued approximately 22,500 shares of common stock to holders of convertible debt previously issued by Montana Mills. Although Montana Mills had redeemed the convertible debt prior to the acquisition, the Company agreed to issue the shares that would have been issuable upon conversion of a portion of the convertible debt in exchange for a cash payment equal to the principal amount of the debt being converted, including the prepayment premium, totaling $773,000. The shares issued in exchange for Montana Mills’ outstanding shares were valued at approximately $37,800,000, based on the closing price of the Company’s common stock for a range of trading days around the announcement date, January 24, 2003. The Company also assumed options and warrants to purchase approximately 460,500 shares of common stock.

The purchase price of Montana Mills will be allocated to the assets acquired and liabilities assumed based upon an independent valuation, which is currently in process and expected to be completed during the second quarter of fiscal 2004. Based upon management’s preliminary valuation, the purchase price was allocated as follows: cash and cash equivalents — $3,290,000; accounts receivable — $74,000; inventories — $294,000; prepaid expenses — $277,000; income taxes refundable — $41,000; current deferred income taxes — $2,250,000; property and equipment — $4,207,000; other assets — $104,000; accounts payable — $984,000; accrued expenses — $1,562,000; current maturities of long-term debt — $29,000; long-term debt — $9,000; other long-term obligations — $75,000; and goodwill — $29,915,000.

The following unaudited pro forma financial information presents the combined results of Krispy Kreme Doughnuts, Inc., the Kansas and Missouri markets acquired and Montana Mills as if these acquisitions discussed above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Three Months Ended

In Thousands, Except Per Share Amounts	May 5, 2002	May 4, 2003

Total revenues	$116,384	$151,431
Net income	$8,987	$10,372
Diluted earnings per share	$0.15	$0.17

The unaudited pro forma financial information presented above includes the revenues and net income or loss of the Kansas and Missouri markets acquired and Montana Mills. Adjustments to the combined amounts were made to eliminate franchise fees and royalties previously earned by the Company from the acquired franchise operations for the periods presented, as well as to eliminate KKM&D revenues and corresponding expenses resulting from sales to these operations. The results of operations for Montana Mills for the three months ended May 4, 2003 include a charge related to Montana Mills’ decision to close eight stores which were either underperforming or located in markets where Montana Mills’ penetration was generally weaker. The charge included lease termination costs, provisions to reduce the carrying amount of leasehold improvements and related store furnishings and equipment to estimated net realizable values and various other expenses associated with the closing of the stores. All stores were closed prior to April 7, 2003, the effective date of the Company’s acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and our results of operations should be read together with the financial statements and the accompanying notes. This discussion contains statements about future events and expectations, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company’s operations and financing abilities that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: the Company’s ability to continue and manage growth; delays in store openings; the quality of franchise store operations; the price and availability of raw materials needed to produce doughnut mixes and other ingredients; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Krispy Kreme’s periodic reports, proxy statement and other information statements filed with the Securities and Exchange Commission. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

Industry Outlook and Company Overview

We expect doughnut sales to grow due to a variety of factors, including the growth in two-income households and corresponding shift to foods consumed away from home, increased snack food consumption and further growth of doughnut purchases from in-store bakeries. We view the fragmented competition in the doughnut industry as an opportunity for our continued growth. We also believe that the premium quality of our products and the strength of our brand has enhanced, and will continue to help enhance, the growth and expansion of the overall doughnut market.

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our stores is a doughnut factory with the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. “Branded” refers to products sold bearing the Krispy Kreme brand name and is the primary way we are expanding our off-premises sales business. “Unbranded” products are sold unpackaged from the retailer’s display case. “Private label” products carry the retailer’s brand name or some other non-Krispy Kreme brand. Unbranded and private label products are a declining portion of our business.

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnut-making equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In fiscal 2003, we opened our second mix manufacturing and distribution facility in Effingham, Illinois. The new mix facility triples our mix manufacturing capacity and also adds our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the penetration of on-premises and off-premises sales channels by existing stores.

One of our focus areas has been on creating a best-in-class beverage opportunity to complement our doughnut offering. With an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We relocated the acquired assets and operations to a newly constructed coffee roasting facility, completed in fiscal 2003, at our Ivy Avenue plant in Winston-Salem, NC. We have now formulated a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. These drinks will complement our existing juices, sodas, milks and waters. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party. As of May 4, 2003, approximately 75 Krispy Kreme locations offer the new, full beverage program, most of which are new stores that opened with the full program. We anticipate introducing the remaining components of the new beverage program, primarily espresso and frozen beverages, in all remaining stores over the next twelve to eighteen months. We believe this new beverage program represents an opportunity to increase beverage sales in a meaningful way, which in turn will enhance our profitability due to the attractive margins associated with beverage sales.

We believe our vertical integration allows us to maintain the consistency and quality of our products throughout our system. In addition, through vertical integration, we believe we can utilize volume buying power, which helps lower the cost of supplies to each of our stores, and enhance our profitability.

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

During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. As of May 4, 2003, five doughnut and coffee shops were open, four of which are owned by the Company. We plan to continue our tests of this concept. We believe this technology will facilitate our expansion into smaller markets and dense urban areas.

In addition to the doughnut and coffee shop concept, we plan to experiment with a new generation satellite concept. In this concept, we will sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store, multiple times each day. We view the satellite concept, which we believe will have attractive financial returns, as an additional way to achieve market penetration in a variety of market sizes and settings. We expect to begin our tests of this concept in the second half of fiscal 2004.

As stated above, we intend to expand our concept primarily through opening new franchise stores in territories across the continental United States and Canada, as well as select other international markets as discussed below. We also have entered and intend to enter into joint ventures with some of our franchisees. During the three months ended May 4, 2003, we opened 6 new stores and as of May 4, 2003, there were 282 Krispy Kreme stores nationwide, consisting of 104 Company-owned stores (including 30 which are consolidated joint venture stores), 120 Area Developer franchise stores (including 34 in which we have a joint venture interest) and 58 Associate franchise stores. For the remainder of fiscal 2004, we anticipate opening approximately 71 new stores, most of which are expected to be franchise stores. We also anticipate opening a combination of at least 10 doughnut and coffee shops and/or satellite stores. The store format will be determined by the site opportunities, primarily the space available.

In connection with our international expansion plans, we are developing the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have five stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. These stores are owned and operated by a joint venture. During fiscal 2003, we entered into a joint venture to develop the Australian and New Zealand markets. In fiscal 2003, the joint venture opened its first store in Australia, a commissary to be used for training and sampling prior to opening the first retail store. We expect the joint venture to open its first retail store in the second quarter of fiscal 2004. During fiscal 2003, we also entered into a joint venture to develop Krispy Kreme stores in the United Kingdom and the Republic of Ireland. We expect the joint venture to open its first store in the United Kingdom in late fiscal 2004. In May 2003, we entered into a joint venture agreement to develop stores in Mexico. We anticipate the joint venture will open its first store in Mexico in fiscal 2005. We are also focusing on additional markets outside the United States, including Japan, South Korea and Spain. Our initial research indicates that these will be viable markets for the Krispy Kreme concept.

In April 2003, we completed the acquisition, through an exchange of stock, of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. We believe Krispy Kreme’s unique brand-building and operational capabilities represent a significant leverage opportunity. We will spend up to the next 24 months refining and expanding the Montana Mills concept, retaining its core best-in-class breads, but expanding the offering to include bread-based meals and appropriate accompaniments in an inviting, fast casual setting. Once developed, we plan to leverage our existing franchise network and the infrastructures our franchisees have created to rollout the concept. We believe this network will substantially expedite a national expansion. We also believe that this acquisition will provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business.

As we expand our business, we will incur infrastructure costs in the form of additional personnel to support the expansion and additional facilities costs to provide mixes, equipment and other items necessary to operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.

Results of Operations

In order to facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment activities.

Overview. Systemwide sales includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment and royalties and fees received from our franchisees; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of our brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows.

•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business segment include store level expenses along with direct general and administrative expenses.

•	Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties ranging from 4.5% to 6.0% of all sales and development and franchise fees ranging from $20,000 to $50,000 per store. Most associates and area developers also contribute 1.0% of all sales to our national advertising and brand development fund. Expenses for this business segment include costs incurred to recruit new franchisees, costs to open, monitor and aid in the performance of these stores and direct general and administrative expenses.

•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all of our stores are required to purchase. This business unit also includes our coffee roasting operations, which became operational in fiscal 2003. The operations currently support our drip coffee beverage program, which was rolled out to our stores in fiscal 2003, replacing the existing drip coffee offering that was purchased from an unrelated third party. Production in this facility will be increased in fiscal 2004 with the growth in stores and as the other components of our expanded beverage program, primarily espresso and frozen beverages, are introduced in our existing and new stores. Currently, the operations support the expanded beverage program in approximately 75 stores, most of which are new stores that opened with the full program. The KKM&D business unit also purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier.

All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

The Company will report the operations of Montana Mills, a business acquired during the first quarter of fiscal 2004, as a separate segment of its business. Results of operations for the Montana Mills segment for the period subsequent to its acquisition, effective April 7, 2003, were not material to the Company’s consolidated results for the three months ended May 4, 2003.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, equity loss in joint ventures, minority interest in consolidated joint ventures and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended

	May 5,	May 4,
	2002	2003

Statement of Operations Data:
Total revenues	100.0%	100.0%
Operating expenses	77.7	75.7
General and administrative expenses	6.9	6.0
Depreciation and amortization expenses	2.3	2.8
Arbitration award	—	(0.4)

Income from operations	13.1	15.9
Interest income	0.5	0.2
Interest expense	(0.1)	(0.6)
Equity loss in joint ventures	(0.2)	(0.5)
Minority interest	(0.4)	(0.4)

Income before income taxes	12.9	14.6
Provision for income taxes	4.9	5.8

Net income	8.0%	8.8%

(in thousands)
Operating Data:
Systemwide sales	$183,058	$227,805
Increase in comparable store sales:
Company-owned		15.4%
Systemwide		11.2%

The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses, indirect (unallocated) general and administrative expenses and the arbitration award. Direct general and administrative expenses are included in operating expenses.

	Three months ended

	May 5, 2002	May 4, 2003

Revenues by Business Segment:
Company store operations	66.8%	68.8%
Franchise operations	3.8	3.4
KKM&D	29.4	27.8

Total revenues	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	79.0%	76.0%
Franchise operations	27.9%	26.2%
KKM&D	81.4%	80.8%
Total operating expenses	77.7%	75.7%

Three months ended May 4, 2003 compared with three months ended May 5, 2002

Overview

Systemwide sales for the first quarter increased 24.4% to $227.8 million compared to $183.1 million in the first quarter of the prior year. The increase was comprised of an increase of 37.8% in Company store sales, which increased to $102.2 million, and an increase of 15.3% in franchise store sales, which increased to $125.6 million. During the quarter, one new Company store and five new franchise stores were opened for a total increase of six stores. In addition, five Area Developer franchise stores became Company stores as a result of the Company’s acquisition in March 2003 of certain franchise markets in Kansas and Missouri and one Company store and two Associate franchise stores became Area Developer franchise stores as a result of the acquisition of these stores during the quarter by an Area Developer franchisee. The total number of stores at the end of the quarter was 282. Of those, 104 are Company stores (including 30 which are consolidated joint venture stores), 120 are Area Developer franchise stores (including 34 in which we have a joint venture interest) and 58 are Associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, contributed significantly to the 11.2% increase in our systemwide comparable store sales.

Total Company revenues increased 33.9% to $148.7 million in the first quarter of fiscal 2004 compared with $111.1 million in the first quarter of the prior fiscal year. This increase was comprised of increases in Company Store Operations revenues of 37.8%, to $102.2 million, Franchise Operations revenues of 18.7%, to $5.1 million, and KKM&D revenues, excluding intercompany sales, of 26.8%, to $41.4 million. Net income for the quarter was $13.1 million versus $8.9 million a year ago, representing an increase of 48.3%. Diluted earnings per share were $0.22, an increase of 44.7% over the first quarter of the prior year. As more fully discussed in Note 11 – Legal Contingencies in the notes to our unaudited consolidated financial statements, in the fourth quarter of fiscal 2003, the Company accrued a pre-tax charge of $9.1 million related to an arbitration award against the Company. During the first quarter of fiscal 2004, the Company paid $8.6 million to settle the award and reversed the remaining accrual related to the award of $525,000. Excluding the effect of the reversal of this accrual, net income for the quarter would have been $12.8 million, an increase of 44.7% over the prior year, and diluted earnings per share would have decreased by $0.01.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $102.2 million in the first quarter of fiscal 2004 from $74.2 million in the first quarter of fiscal 2003, an increase of 37.8%. Comparable store sales increased by 15.4%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $12.3 million and total off-premises sales increased approximately $15.7 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, including featured doughnut varieties, our continued increase in brand awareness due in part to the expansion of our off-premises sales programs and retail price increases implemented in the fall of fiscal 2003 as well as in the current quarter. Company store on-premises sales were also positively impacted by the sales of the twelve stores operated by Glazed Investments. In third quarter of fiscal 2003, the Company acquired a controlling interest in this franchisee and, as a result, the revenues of this franchisee are consolidated with the Company Store Operations revenues for periods subsequent to the acquisition. Company Store Operations revenues also include the revenues of Freedom Rings, LLC (“Freedom Rings”), the area developer with rights to develop stores in the Philadelphia market in which the Company has a 70% interest, and the revenues of Golden Gate Doughnuts, LLC (“Golden Gate”), the area developer with rights to develop stores in the Northern California market in which the Company has a 67% interest. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers, as well as from the expansion of the number of locations served in our existing customer base.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $77.8 million in the first quarter of fiscal 2004 from $58.6 million in the same quarter of fiscal 2003, an increase of 32.6%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 76.0% in first quarter of fiscal 2004 compared with 79.0% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes, as demonstrated by the 15.4% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization and a reduction in shrink, primarily as a result of technology improvements in the production process.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first quarter of fiscal 2004 or fiscal 2003.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $5.1 million in the first quarter of fiscal 2004 from $4.3 million in the first quarter of the prior year, an increase of 18.7%. The growth in revenue was primarily due to the additional royalties associated with the opening of 49 new franchise stores, net of the impact of the transfer of 18 stores from Franchise to Company as a result of acquisitions, since the end of the first quarter of fiscal 2003, along with comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $1.3 million in the first quarter of fiscal 2004 from $1.2 million in the first quarter of fiscal 2003. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 26.2% in the first quarter of the current year compared with 27.9% in the first quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the first quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure it has put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer’s store openings declines with each successive opening. As some of our individual Area Developers are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $41.4 million in the first quarter of fiscal 2004 from $32.6 million in the same quarter of fiscal 2003, an increase of 26.8%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 49 new franchise stores, net of the impact of the transfer of 18 stores from Franchise to Company as a result of acquisitions, since the end of the first quarter of fiscal 2003, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mix, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales. KKM&D revenues were also positively impacted by price increases implemented at the beginning of the current quarter on certain products.

KKM&D Operating Expenses. KKM&D operating expenses increased to $33.4 million in the first quarter of fiscal 2004 from $26.5 million in the first quarter of fiscal 2003, an increase of 25.9%. KKM&D operating expenses as a percentage of KKM&D revenues were 80.8% in the first quarter of the current year compared with 81.4% in the first quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, and associated with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, negatively impacted KKM&D operating expenses as a percentage of KKM&D revenues in the first quarter of fiscal 2003. Continued stability in our key ingredient costs, as well as selected price increases implemented during the quarter to offset increases in costs for certain key ingredients, also contributed to the decrease.

Other

General and Administrative Expenses. General and administrative expenses increased to $8.9 million in the first quarter of fiscal 2004 from $7.6 million in the first quarter of fiscal 2003, an increase of 16.8%. General and administrative expenses as a percentage of total revenues for the first quarter were 6.0% in fiscal 2004 compared with 6.9% in fiscal 2003. The dollar growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company. General and administrative expenses as a percentage of total revenues declined during the quarter primarily as a result of our 33.9% growth in revenues during this period. In particular, acquisitions of Associate and Area Developer franchise markets in fiscal 2003, including the acquisition of a controlling interest in Glazed Investments, resulted in revenue gains with minimal incremental general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $4.1 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of the prior year, an increase of 61.1%. Depreciation and amortization expenses as a percentage of total revenues for the first quarter were 2.8% in fiscal 2004 compared with 2.3% in fiscal 2003. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions, primarily related to our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, as well as for new stores, including new stores opened by consolidated joint ventures.

Arbitration Award. As discussed further in Note 11 – Legal Contingencies in the notes to our unaudited consolidated financial statements, in fiscal 2003 the Company recorded a charge of $9,075,000 as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8,550,000, which was paid in the first quarter of fiscal 2004, and reversed the remaining accrual, $525,000.

Interest Income. Interest income decreased 62.1% in the first quarter of fiscal 2004 over the first quarter of fiscal 2003 primarily as a result of lower rates of interest earned on excess cash invested as well as a decrease in average invested cash balances.

Interest Expense. Interest expense was $866,000 in the first quarter of fiscal 2004 compared with $104,000 in the first quarter of fiscal 2003. This increase is primarily the result of interest on the Term Loan used to finance our new mix manufacturing and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized. Additionally, interest expense in the first quarter fiscal 2004 includes interest on borrowings by Glazed Investments, the joint venture in which we acquired a controlling interest during the third quarter of fiscal 2003, and interest on increased borrowings of Freedom Rings and Golden Gate, as both of these consolidated joint ventures continue to finance their expansion through bank debt.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. In particular, the increase in the loss in the first quarter of fiscal 2004 was impacted by the Company’s share of the initial start-up expenses of the Company’s first joint ventures in markets outside North America, the joint venture with rights to develop stores in Australia and New Zealand and the joint venture with rights to develop stores in the United Kingdom and the Republic of Ireland. Note 9 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At May 4, 2003, there were 34 stores open by unconsolidated joint ventures compared to 20 stores at May 5, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of the inclusion of the minority partners’ share of the results of operations of Glazed Investments for the first quarter of fiscal 2004, subsequent to our acquisition of a controlling interest in this franchisee in the third quarter of fiscal 2003, and increased profitability of Freedom Rings.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $8.6 million in the first quarter of fiscal 2004 representing a 39.5% effective rate compared to $5.4 million, or 38.0%, in the first quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

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

We funded our capital requirements for the first quarter of fiscal 2004 primarily through cash flow generated from operations as well as through the use of existing cash and investments balances. We believe our cash flow generation ability is becoming a financial strength and will aid in the expansion of our business although, as discussed under “Capital Requirements” below, we may require additional sources of capital to support our continued expansion. Our consolidated joint ventures funded their capital requirements through cash flows from operations and borrowings under various financing arrangements, including revolving lines of credit and short-term debt.

Cash Flow From Operations

Net cash flow from operations was $11.9 million in the first quarter of fiscal 2004 and $8.4 million in the first quarter of fiscal 2003. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Receivables increased $3.6 million since February 2, 2003 primarily as a result of growth in receivables at KKM&D due to an increased number of stores served by this business segment. Growth in our off-premises sales in the Company Stores business segment also contributed to the increase in accounts receivable. Inventories have increased $2.3 million compared to February 2, 2003, primarily due to increased inventory levels at KKM&D. In particular, inventory levels in our equipment manufacturing facility are increasing to support the store openings scheduled for the both the second quarter and the remainder of the year, as well as for unforeseen capacity expansion needs. Also impacting cash flow from operations was the payment during the first quarter of fiscal 2004 of $8.6 million to settle the arbitration award, as more fully discussed in Note 11 – Legal Contingencies, in the notes to our unaudited consolidated financial statements.

Operating cash flows were also favorably impacted by the $6.0 million tax benefit from the exercise of nonqualified stock options during the quarter. Operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $38.4 million in the first quarter of fiscal 2004 and $41.6 million in the first quarter of the prior year. In the first quarter of fiscal 2004, we used $34.5 million in cash to acquire the rights to certain franchise markets, as discussed in Note 12 – Acquisitions, in the notes to our unaudited consolidated financial statements. The acquisition of Montana Mills during the first quarter of fiscal 2004, which was completed through an exchange of stock, provided cash of approximately $4.1 million, primarily as a result of cash acquired. Investing activities in fiscal 2004 also include capital expenditures of $14.5 million, primarily for new store construction and related equipment, including those of the consolidated joint ventures. Investing activities in the first quarter of fiscal 2003 consisted principally of capital expenditures for property and equipment, primarily related to the mix and distribution facility in Effingham, Illinois, which opened during the second quarter of fiscal 2003.

Cash Flow From Financing Activities

Net cash provided by financing activities was $4.2 million in the first quarter of fiscal 2004 and $32.9 million in the first quarter of fiscal 2003. Financing activities in the first quarter of fiscal 2004 consist of borrowings by our consolidated joint ventures under lines of credit and term loans and proceeds from the exercise of stock options. Financing activities in the first quarter of fiscal 2003 consisted primarily of the borrowing of $33 million to finance the Effingham, Illinois mix and distribution facility.

Capital Resources, Contractual Obligations and Other Commercial Commitments

In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund the expansion of the Krispy Kreme concept. A discussion of these capital resources and financing techniques is included below.

Debt. The Company maintains a revolving line of credit to provide borrowing availability for general working capital purposes and other financing and investing activities. The Company also entered into a term loan to finance a significant capital expenditure, the acquisition and construction of a new mix manufacturing and distribution facility, in fiscal 2003. In addition, our consolidated joint ventures maintain revolving lines of credit and/or various term borrowings to provide funding for general working capital purposes and the construction of new stores. The following is a discussion of our outstanding debt as of May 4, 2003. See also Note 6 – Debt in the notes to our unaudited consolidated financial statements for additional information.

On December 29, 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004. Under the terms of the Agreement, interest on amounts advances under the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points. A fee of 0.10% is payable on the unused portion of the line of credit. No amounts were outstanding on the revolving line of credit at February 2, 2003 or May 4, 2003. The amount available under the revolving line of credit is reduced by letters of credit, amounts outstanding under certain loans made by the bank to franchisees which are guaranteed by the Company and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $22,741,000 at May 4, 2003. Outstanding letters of credit, primarily for insurance purposes, totaled $6,465,000, amounts outstanding under the loans guaranteed by the Company totaled $9,267,000 and amounts available in connection with credit cards issued by the lender totaled $1,527,000 at May 4, 2003.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict the Company’s ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At May 4, 2003, the Company was in compliance with each of these covenants.

On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35.0 million for the initial purchase and completion of the Company’s new mix and distribution facility in Effingham, Illinois. Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. In May 2002, the outstanding borrowings under the Credit Agreement, totaling $33.0 million, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on May 4, 2003 was 2.06%.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At May 4, 2003, the Company was in compliance with each of these covenants.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33.0 million. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at May 4, 2003 was $31.4 million. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. At May 4, 2003, the fair value carrying amount of the swap was a liability of $2.7 million. Accumulated other comprehensive loss for the quarter ended May 4, 2003 includes a loss, net of related tax benefits, of $44,000 related to the swap.

On October 12, 2001, Golden Gate, our Northern California joint venture, entered into a $6.8 million revolving line of credit agreement with a bank to provide funding to support construction of new stores, the growth of off-premises sales and general working capital needs. The Company has guaranteed 67% of amounts outstanding under the line of credit and the amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. The line of credit bears interest at one-month LIBOR plus 1.25% (2.57% at May 4, 2003) and matures on October 12, 2004. There is no interest, fee or other charge for the unadvanced portion of the line of credit. At May 4, 2003, the amount outstanding under the revolving line of credit was $6.3 million.

On November 8, 2002, Golden Gate entered into a loan agreement with the bank to convert $3.0 million of the amount outstanding under the revolving line of credit to a term loan. The loan bears interest at one-month LIBOR plus 1.25% (2.57% at May 4, 2003). Repayment of the loan began in December 2002 with 59 monthly installments of $29,807 of principal and interest and one final payment of all remaining principal and interest due on November 8, 2007. The Company has guaranteed 67% of the outstanding balance and the amount not guaranteed by the Company is collateralized by certain buildings and equipment owned by Golden Gate.

On October 12, 2001, Golden Gate converted its previous revolving line of credit agreement, in the amount of $4.5 million, to a term loan. The Company has guaranteed 67% of the outstanding balance of this term loan. The amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. Repayment of the loan began in November 2001 with 59 equal monthly payments of $53,415 of principal and interest and one final payment of all remaining principal and interest due on October 12, 2006. Interest on the term loan is charged at the lender’s one-month LIBOR plus 1.25% (2.57% at May 4, 2003).

The line of credit and the term loans contain provisions requiring Golden Gate to maintain compliance with certain financial covenants, including maintenance of certain financial ratios. Golden Gate was in compliance with the applicable covenants at May 4, 2003.

Based on our current expansion plans in Northern California, we will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

On November 6, 2002, Freedom Rings entered into a $5.0 million revolving line of credit with a bank to provide funding for the construction of additional retail stores and general working capital purposes. The line of credit replaced a $1.5 million loan established in June 2002, which was repaid in full with borrowings under the line of credit and cancelled. The revolving line of credit bears interest at the bank’s one-month LIBOR plus 1.25% (2.57% at May 4, 2003), is secured by certain property and equipment owned by Freedom Rings and matures August 15, 2004. The Company has guaranteed 70% of the amounts available under the revolving line of credit. The revolving line of credit contains provisions requiring Freedom Rings to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at May 4, 2003.

Based on our current expansion plans in the Philadelphia area, we will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

Glazed Investments, the joint venture franchisee with rights to Colorado, Minnesota and Wisconsin, typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At May 4, 2003, interest rates applicable to the debt range from 4.3% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at May 4, 2003 totaled $1,250,000 and are reported as short-term debt — related party in our consolidated financial statements.

In July 2000, Glazed Investments issued $4.5 million in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1.0 million of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3.4 million in Notes. As a result, approximately $4.4 million of the Notes issued by Glazed Investments are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at May 4, 2003 as reflected in the consolidated balance sheet totaling $136,000 represent the total amount of the original

$4.5 million issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

Based on our current expansion plans in the Colorado, Minnesota and Wisconsin markets, we will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

The Company will continue to consider opportunities to acquire partial or entire interests in some of our franchise markets as the opportunity arises and there are sound business reasons to make the acquisition. Depending on the size and number of these acquisitions, it is likely that we will use, in addition to excess cash, additional debt to accomplish these acquisitions. See Capital Requirements below for further discussion.

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

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. As of May 4, 2003, we had lease guarantee commitments totaling $324,000 and loan guarantees totaling $9.1 million. These amounts do not include guarantees of debt of our consolidated joint ventures, as the entire amount of the bank debt of these joint ventures is shown as a liability in our consolidated balance sheet, nor does it include lease guarantees as the gross amount of lease commitments for these joint ventures is shown in Note 8 — Lease Commitments in our fiscal 2003 Annual Report. Of the total guaranteed amounts of $9.4 million, $8.7 million are for franchisees in which we have an ownership interest and $681,000 are for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

Off Balance Sheet Arrangements. The Company does not have any off balance sheet debt nor does it have any transactions, arrangements, or relationships with any “special purpose” entities.

Capital Requirements. In the next five years, we plan to use cash primarily for the following activities:

•	Adding mix production and distribution capacity to support expansion

•	Remodeling and relocation of selected older Company stores

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations, both domestically and internationally

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2003 we primarily relied on cash flow generated from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our lines of credit. In addition, in fiscal 2003 we used term debt to finance our new mix manufacturing and distribution facility in Effingham, Illinois and our consolidated joint ventures use a combination of revolving credit facilities and term debt to finance their operations and store development. Given our continued

interest in pursuing acquisitions of partial or entire interests in franchisees or other entities, we are evaluating the need for additional capital, after considering cash flow from operations, to fund these activities. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. We are currently exploring a new credit facility arrangement, most likely with a bank syndication group that would give us increased borrowing capacity to use for new store construction, acquisitions or other capital needs. We have not determined, however, the size and structure of any new syndicated credit facility. We believe, however, that given our outlook for the next 24 months we will have sufficient capital to execute our business plan. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

•	Slowing our plans to remodel and relocate older Company-owned stores

•	Reducing the number and amount of joint venture investments in area developers or acquisitions of franchise markets

•	Slowing the building of our infrastructure in both personnel and facilities

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of SFAS No. 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note 10 – Commitments and Contingencies and Note 9 – Joint Ventures of the unaudited consolidated financial statements) and began applying the recognition and measurement provisions for all material guarantees entered into or modified after December 31, 2002. The impact of FIN 45 on future consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantees. Currently, the majority of the Company’s guarantees are for debt or leases of joint ventures. Typically, guarantees are provided based on the Company’s percentage ownership in the joint venture. For such guarantees entered into, the Company expects to record the fair value as an increase in investments in unconsolidated joint ventures.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the beginning of the Company’s third quarter of fiscal 2004.

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. As a result, these joint ventures may be considered variable interest entities and it is possible that the Company may be required to consolidate them when FIN 46 becomes effective at the beginning of the third quarter of the Company’s fiscal 2004. The Company is currently evaluating the classification of its unconsolidated joint ventures and, as a result, has not completed its assessment of whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $40 million revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. Our consolidated joint ventures are also parties to various debt agreements with variable interest rates. During fiscal 2002, Golden Gate entered into a credit facility with a bank, a $6.75 million revolving line of credit and a term loan. In fiscal 2003, Golden Gate converted a portion of the amount outstanding under its revolving line of credit to a term loan. These credit facilities, the revolving line of credit and term loans, bear interest at LIBOR plus 1.25%. We guarantee 67% of the amounts outstanding under these facilities. In fiscal 2003, Freedom Rings entered into a $5 million revolving line of credit to provide additional funding for store construction and general working capital purposes. Amounts outstanding under the revolving line of credit bear interest at LIBOR plus 1.25%. We guarantee 70% of the amounts outstanding under this facility. Glazed Investments has outstanding several promissory notes issued to finance store development. These notes bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. We guarantee approximately 75% of amounts outstanding under these agreements. Amounts outstanding under our Credit Agreement bear interest at adjusted LIBOR plus an applicable margin, which ranges from .75% to 1.75%. We entered into an interest rate swap to convert the variable rate payments due under the Credit Agreement on a notional amount of $33 million to a fixed rate of 5.09% through May 1, 2007. The notional amount declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. The interest cost of our debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

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

Item 4. Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, the officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

Part II. Other Information

Item 1. Legal Proceedings

In March 2000, a lawsuit was filed against the Company, management and Golden Gate Doughnuts, LLC (“Golden Gate”), one of the Company’s consolidated joint ventures, in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract, and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The accompanying statement of operations for the quarter ended May 4, 2003 reflects the reversal of the remaining accrual, $525,000.

Item 2. Changes in Securities and Use of Proceeds

On April 7, 2003 the Company issued 22,515 shares of its common stock in connection with the acquisition of Montana Mills Bread Co., Inc., an owner and operator of upscale “village bread stores” in Northeastern and Midwestern United States. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit number	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

b)	Reports on Form 8-K – We filed a Current Report on Form 8-K on February 10, 2003, in which we reported the Arbitration Panel’s preliminary award against the Company in a lawsuit filed against the Company, management and

Golden Gate Doughnuts, LLC, one of the Company’s consolidated joint ventures. We also filed a Current Report on Form 8-K on April 7, 2003, in which we reported the announcement that the Company had completed the acquisition of Montana Mills Bread Co., Inc., an owner and operator of upscale “village bread stores” in Northeastern and Midwestern United States.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC.
(Registrant)

Date: June 18, 2003	By:	/s/ Scott A. Livengood
Scott A. Livengood
Chairman of the Board, President, and Chief Executive Officer
(principal executive officer)

Date: June 18, 2003	By:	/s/ Randy S. Casstevens
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

Date: June 18, 2003

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

Date: June 18, 2003

/s/ Randy S. Casstevens Randy S. Casstevens Chief Financial Officer