Form 10-Q
period 2003-08-03
KRISPY KREME DOUGHNUTS INC
filed 2003-09-17
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ___________________________ to ___________________________

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

Outstanding at
September 5, 2003

Common stock at no par value	60,280,469 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended August 3, 2003

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands)

	February 2,	August 3,
	2003	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,203	$28,254
Short-term investments	22,976	—
Accounts receivable, less allowance for doubtful accounts of $1,453 at February 2, 2003 and $836 at August 3, 2003	34,373	38,406
Accounts receivable, affiliates	11,062	20,358
Other receivables	884	1,026
Inventories	24,365	29,240
Prepaid expenses	3,478	5,728
Income taxes refundable	1,963	6,978
Deferred income taxes	9,824	6,379

Total current assets	141,128	136,369
Property and equipment, net	202,558	240,784
Long-term investments	4,344	—
Investments in unconsolidated joint ventures	6,871	12,688
Goodwill and intangible assets	48,703	163,890
Other assets	6,883	8,241

Total assets	$410,487	$561,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,055	$18,402
Book overdraft	11,375	8,051
Accrued expenses	20,981	24,201
Arbitration award	9,075	—
Current maturities of long-term debt	3,301	3,965
Short-term debt	—	55,000
Short-term debt – related party	900	2,450

Total current liabilities	59,687	112,069
Deferred income taxes	9,849	11,127
Long-term debt, net of current portion	49,900	51,597
Revolving lines of credit	7,288	11,079
Other long-term obligations	5,218	7,898

Total long-term liabilities	72,255	81,701
Commitments and contingencies
Minority interest	5,193	5,775
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized; issued and outstanding – 56,295 at February 2, 2003 and 58,879 at August 3, 2003	173,112	235,503
Unearned compensation	(119)	(96)
Notes receivable, employees	(558)	(558)
Nonqualified employee benefit plan assets	(339)	(369)
Nonqualified employee benefit plan liability	339	369
Accumulated other comprehensive loss	(1,486)	(966)
Retained earnings	102,403	128,544

Total shareholders’ equity	273,352	362,427

Total liabilities and shareholders’ equity	$410,487	$561,972

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
	2002	2003	2002	2003

Total revenues	$114,626	$161,790	$225,685	$310,450
Operating expenses	90,487	123,705	176,849	236,185
General and administrative expenses	6,589	9,060	14,212	17,962
Depreciation and amortization expenses	2,612	4,703	5,158	8,804
Arbitration award (Note 12)	—	—	—	(525)

Income from operations	14,938	24,322	29,466	48,024
Interest income	592	215	1,191	442
Interest expense	(404)	(997)	(508)	(1,863)
Equity income (loss) in joint ventures	18	(802)	(180)	(1,496)
Minority interest	(591)	(616)	(1,124)	(1,232)
Loss on disposal of property and equipment	(150)	(343)	(150)	(368)

Income before income taxes	14,403	21,779	28,695	43,507
Provision for income taxes	5,545	8,778	10,976	17,366

Net income	$8,858	$13,001	$17,719	$26,141

Basic earnings per share	$0.16	$0.22	$0.32	$0.45

Diluted earnings per share	$0.15	$0.21	$0.30	$0.43

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

							Nonqualified	Nonqualified	Accumulated
						Notes	Employee	Employee	Other
	Preferred	Preferred	Common	Common	Unearned	Receivable -	Benefit	Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Assets	Plan Liability	Loss	Earnings	Total

Balance at February 2, 2003	—	$—	56,295	$173,112	$(119)	$(558)	$(339)	$339	$(1,486)	$102,403	$273,352
Net income for the six months ended August 3, 2003										26,141	26,141
Unrealized holding loss, net									(113)		(113)
Foreign currency translation adjustment, net									368		368
Unrealized gain from cash flow hedge, net									265		265

Total comprehensive income											26,661
Exercise of stock options, including tax benefit of $15,314			1,337	23,136							23,136
Issuance of shares in conjunction with acquisition of business (Note 13)			1,247	39,245							39,245
Issuance of restricted common shares				10	(10)						—
Adjustment of nonqualified employee benefit plan investments							(30)	30			—
Amortization of restricted common shares					33						33

Balance at August 3, 2003	—	$—	58,879	$235,503	$(96)	$(558)	$(369)	$369	$(966)	$128,544	$362,427

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended

	August 4,	August 3,
	2002	2003

Cash Flow from Operating Activities:
Net income	$17,719	$26,141
Items not requiring cash:
Depreciation and amortization	5,158	8,804
Loss on disposal of property and equipment, net	150	368
Compensation expense related to restricted stock awards	34	33
Deferred income taxes	1,975	6,631
Tax benefit from exercise of nonqualified stock options	2,828	15,314
Equity loss in joint ventures	180	1,496
Minority interest	1,124	1,232
Change in assets and liabilities:
Receivables	2,046	(9,343)
Inventories	(7,408)	(4,324)
Prepaid expenses	(1,119)	(1,973)
Income taxes, net	3,661	(5,015)
Accounts payable	(95)	3,363
Accrued expenses	(7,041)	1,343
Arbitration award	—	(9,075)
Other long-term obligations	759	791

Net cash provided by operating activities	19,971	35,786

Cash Flow from Investing Activities:
Purchase of property and equipment	(47,928)	(27,483)
Acquisition of franchise markets, net of cash acquired	(2,222)	(102,230)
Acquisition of business, net of cash acquired (Note 13)	—	4,052
Purchases of investments	(17,824)	(6,000)
Proceeds from investments	12,633	33,136
Investments in unconsolidated joint ventures	(1,949)	(3,147)
(Increase) decrease in other assets	226	(1,712)

Net cash used for investing activities	(57,064)	(103,384)

Cash Flow from Financing Activities:
Proceeds from exercise of stock options	2,960	7,822
Book overdraft	(1,876)	(3,324)
Minority interest	(399)	(650)
Issuance of long-term debt	33,000	4,577
Issuance of short-term debt	—	55,000
Repayment of long-term debt	(669)	(2,254)
Net borrowings from revolving lines of credit	300	3,791
Issuance of short-term debt – related party	—	1,550
Debt issue costs	(126)	(45)
Issuance of notes receivable	—	(2,856)
Collection of notes receivable	24	38

Net cash provided by financing activities	33,214	63,649

Net decrease in cash and cash equivalents	(3,879)	(3,949)
Cash and cash equivalents at beginning of period	21,904	32,203

Cash and cash equivalents at end of period	$18,025	$28,254

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisition of business	$—	$38,496
Receipt of promissory notes in connection with sale of assets	—	3,551
Issuance of stock in conjunction with acquisition of franchise market	5,439	—
Issuance of restricted common shares	—	10

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. As of August 3, 2003, the Company consolidated the accounts of three joint ventures which the Company controlled: Freedom Rings, LLC (“Freedom Rings”), the joint venture with rights to develop stores in the Eastern Pennsylvania, Delaware and Southern New Jersey markets; Glazed Investments, LLC (“Glazed Investments”), the joint venture with rights to develop stores in Colorado, Minnesota and Wisconsin; and Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with rights to develop stores in Northern California. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net income or loss of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are generally accounted for by the cost method of accounting.

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

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. At February 2, 2003, all marketable securities were classified as available-for-sale. The Company did not hold any investments at August 3, 2003. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive loss. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill recorded in connection with business acquisitions and the value assigned to certain intangible assets acquired in connection with business acquisitions and in connection with the acquisition of rights to certain markets from franchisees. The Company has determined that all intangible assets have indefinite lives and, as a result, are not subject to amortization. The Company recorded no impairment losses during the six months ended August 3, 2003.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 9 – Business Segment Information) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery.

•	Franchise Operations revenue is derived from: (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees based on sales. Development and franchise fees are charged for certain new stores and are deferred until the store is opened and the Company has performed substantially all of the initial services it is required to provide. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, mix, coffee and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer, generally upon delivery of the goods. Revenue from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

•	Montana Mills revenue is derived from the sale of breads, baked goods and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders’ equity. Total comprehensive income for the three and six months ended August 4, 2002 was $8,256,000 and $16,556,000, respectively, and for the three and six months ended August 3, 2003 was $13,439,000 and $26,661,000, respectively.

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

Stock-Based Compensation

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

Had compensation expense for the Company’s stock options been based on the fair value at the grant date under the methodology prescribed by SFAS No. 123, the Company’s income from continuing operations and earnings per share for the three and six months ended August 4, 2002 and August 3, 2003 would have been impacted as follows:

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income, as reported	$8,858	$13,001	$17,719	$26,141
Add: Stock-based expense reported in net income, net of related tax effects	—	23	—	46
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,862)	(2,945)	(3,558)	(5,713)

Pro forma net income	$6,996	$10,079	$14,161	$20,474

Earnings per share:
Reported earnings per share — Basic	$0.16	$0.22	$0.32	$0.45
Pro forma earnings per share — Basic	0.13	0.17	0.26	0.35
Reported earnings per share — Diluted	0.15	0.21	0.30	0.43
Pro forma earnings per share — Diluted	0.12	0.16	0.24	0.33

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note 10 – Joint Ventures and Note 11 – Commitments and Contingencies) and began applying the recognition and measurement provisions for all material guarantees entered into or modified after December 31, 2002. The impact of FIN 45 on future consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantees. Currently, the majority of the Company’s guarantees are for debt or leases of joint ventures. Typically, guarantees are provided based on the Company’s percentage ownership in the joint venture. For such guarantees entered into, the Company expects to record the fair value as an increase in investments in unconsolidated joint ventures.

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

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. While the Company continues to analyze the provisions of FIN 46 as they relate to the accounting for its investment in joint ventures, the Company has determined that FIN 46 will require it to begin consolidating the accounts of New England Dough, LLC, the joint venture with rights to develop Krispy Kreme stores in certain markets in the Northeastern United States in which the Company holds a 57% interest, effective at the beginning of the third quarter of fiscal 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. The consolidation of New England Dough, LLC is not expected to have a material impact on the net operating results of the Company, although it will result in increases in individual line items in the Company’s financial statements. The Company continues to evaluate FIN 46, including its impact on other investments in joint ventures.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, requiring a financial instrument within its scope be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2004. The adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

Note 3: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Montana Mills	Total

February 2, 2003
Raw materials	$—	$3,828	$1,069	$1,922	$—	$6,819
Work in progress	—	234	—	—	—	234
Finished goods	2,222	3,616	172	—	—	6,010
Purchased merchandise	10,191	—	—	966	—	11,157
Manufacturing supplies	—	—	145	—	—	145

Totals	$12,413	$7,678	$1,386	$2,888	$—	$24,365

August 3, 2003
Raw materials	$—	$3,939	$1,631	$2,517	$115	$8,202
Work in progress	—	108	—	—	—	108
Finished goods	2,533	5,240	259	—	82	8,114
Purchased merchandise	11,507	—	—	1,039	84	12,630
Manufacturing supplies	—	—	186	—	—	186

Totals	$14,040	$9,287	$2,076	$3,556	$281	$29,240

Note 4: Property and Equipment

Property and equipment consists of the following:

	February 2,	August 3,
(In thousands)	2003	2003

Land	$24,741	$28,039
Buildings	88,641	109,776
Machinery and equipment	118,332	136,831
Leasehold improvements	19,522	19,990
Construction in progress	1,534	3,799

	252,770	298,435
Less: accumulated depreciation	50,212	57,651

Property and equipment, net	$202,558	$240,784

Note 5: Goodwill and Intangible Assets

Goodwill and intangible assets consists of the following:

	February 2,	August 3,
(In thousands)	2003	2003

Goodwill	$201	$18,928
Reacquired franchise rights	48,502	131,833
Tradenames	—	12,073
Recipes	—	1,056

	$48,703	$163,890

Note 6: Accrued Expenses

Accrued expenses are as follows:

	February 3,	August 3,
(In thousands)	2002	2003

Insurance	$6,150	$7,384
Salaries, wages and incentive compensation	6,034	3,722
Deferred revenue	1,485	1,392
Taxes, other than income	1,865	3,285
Other	5,447	8,418

	$20,981	$24,201

Note 7: Debt

The Company’s debt consists of the following:

	February 2,	August 3,
(In thousands)	2003	2003

Krispy Kreme Doughnut Corporation:
$40 million revolving line of credit	$—	$—
Golden Gate:
$6.75 million revolving line of credit	4,750	6,724
Freedom Rings:
$5 million revolving line of credit	2,538	4,355

Revolving lines of credit	$7,288	$11,079

Krispy Kreme Doughnut Corporation:
$55 million short-term debt	$—	$55,000

Glazed Investments:
Short-term debt — related party	$900	$2,450

Krispy Kreme Doughnut Corporation:
$33 million term loan	$31,763	$30,937
Golden Gate:
Term loans	6,902	9,542
Glazed Investments:
Real Estate and Equipment loans	14,400	14,918
Subordinated notes	136	136
Montana Mills:
Other debt	—	29

	53,201	55,562
Current maturities of long-term debt	(3,301)	(3,965)

Long-term debt, net of current portion	$49,900	$51,597

$40 Million Revolving Line of Credit

On December 29, 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004. Under the terms of the Agreement, interest on amounts advanced under the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points and a fee of 0.10% is payable on the unused portion. No amounts were outstanding on the revolving line of credit at February 2, 2003 or August 3, 2003. The amount available under the revolving line of credit is reduced by letters of credit, amounts outstanding under certain loans made by the bank to franchisees, including certain joint ventures, which are guaranteed by the Company and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $20,263,000 at August 3, 2003. Outstanding letters of credit, primarily for insurance purposes, totaled $7,390,000, amounts outstanding under the loans guaranteed by the Company totaled $10,820,000 and amounts available in connection with credit cards issued by the lender totaled $1,527,000 at August 3, 2003.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict our ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At August 3, 2003, the Company was in compliance with each of these covenants.

$33 Million Term Loan

On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35,000,000 for the initial purchase and completion of the Company’s mix and distribution facility in Effingham, Illinois (the “Facility”). Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. The Company terminated the synthetic lease and purchased the Facility from the bank with the proceeds from the initial borrowing under the Credit Agreement, $31,710,000.

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on August 3, 2003 was 1.86%.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at August 3, 2003 was $30,937,000. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement. However, the Company does not anticipate nonperformance. At February 2, 2003 and August 3, 2003, the fair value carrying amount of the swap was a liability of $2,550,000 and $2,153,000, respectively. Accumulated other comprehensive income for the three and six months ended August 3, 2003 includes, net of related tax benefits, a gain of $309,000 and $265,000 respectively, and for the three and six months ended August 4, 2002, includes, net of related tax benefits, a loss of $543,000 and $1,002,000, respectively, related to the swap.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. The Company was in compliance with each of these covenants at August 3, 2003.

$55 Million Promissory Note

On June 30, 2003, the Company entered into a short-term promissory note agreement with a bank (“Bank Note”) for $55,000,000, to partially finance the acquisition of the market rights to, and assets of, the Dallas, Texas and Shreveport, Louisiana markets (see Note 13 – Acquisitions) from an Associate franchisee. The Bank Note is subject to the terms and conditions contained in the Credit Agreement. The Bank Note bears interest at one-month LIBOR plus 1.0% (2.11% at August 3, 2003) and requires monthly payments of interest only, commencing on July 15, 2003, until maturity on December 15, 2003.

Consolidated Joint Ventures – Golden Gate

On October 12, 2001, Golden Gate entered into a $6,750,000 revolving line of credit agreement with a bank. The Company has guaranteed 67% of amounts outstanding under the line of credit and the amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. The line of credit bears interest at one-month LIBOR plus 1.25% (2.36% at August 3, 2003). The line of credit was originally scheduled to mature in October 2002. In fiscal 2003, prior to the scheduled maturity, the terms of the line of credit were amended to extend maturity to October 12, 2004. There is no interest, fee or other charge for the unadvanced portion of the line of credit. At August 3, 2003, the amount outstanding under the line of credit was $6,724,000.

Golden Gate typically enters into term loan agreements with a bank to provide funding for the construction of stores and the purchase of equipment. While individual agreements exist for each location for which funding was provided through the issuance of debt, the terms of each are substantially the same. The term loans bear interest at one-month LIBOR plus 1.25% (2.36% at August 3, 2003) and require monthly payments of principal plus interest determined based upon fixed terms ranging from seven to ten years, with a final payment of all remaining outstanding amounts due after five years. The maturity of the term loans ranges from 2006 to 2008. The Company has guaranteed 67% of the outstanding balance of the term loans and the amount not guaranteed by the Company is collateralized by certain buildings and equipment owned by Golden Gate.

The revolving line of credit and the term loans provide funding to support store construction, the growth of off-premises sales and general working capital needs. These agreements contain provisions requiring Golden Gate to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at August 3, 2003.

Consolidated Joint Ventures – Freedom Rings

On June 13, 2002, Freedom Rings entered into an unsecured loan agreement with a bank to provide initial funding of $1,500,000 for construction of a retail store. Interest on the loan was payable at the lender’s one-month LIBOR plus 1.25%. On November 6, 2002, Freedom Rings entered into a $5,000,000 revolving line of credit with the bank to provide funding for the construction of additional retail stores and general working capital purposes. The line of credit replaced the $1,500,000 loan, which was repaid in full with borrowings under the line of credit and cancelled. The revolving line of credit bears interest at the bank’s one-month LIBOR plus 1.25% (2.36% at August 3, 2003), is secured by certain property and equipment owned by Freedom Rings and matures August 15, 2004. The Company has guaranteed 70% of the amounts available under the revolving line of credit.

The revolving line of credit contains provisions requiring Freedom Rings to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at August 3, 2003.

Consolidated Joint Ventures – Glazed Investments

Glazed Investments typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At August 3, 2003, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.27% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at August 3, 2003 totaled $2,450,000 and are reported as short-term debt - related party in the accompanying consolidated financial statements.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes issued by Glazed Investments are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the accompanying consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at August 3, 2003 as reflected in the accompanying consolidated balance sheet totaling $136,000 represent the total amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
(In thousands)	2002	2003	2002	2003

Basic shares outstanding	54,562	58,526	54,446	57,729
Effect of dilutive securities:
Stock options	4,477	3,597	4,586	3,659
Restricted stock	8	4	8	3

Diluted shares outstanding	59,047	62,127	59,040	61,391

Stock options in the amount of 127,600 shares and 54,700 shares for the three and six months ended August 4, 2002, respectively, and stock options and warrants in the amount of 475,400 and 828,800 shares for the three and six months ended August 3, 2003, respectively, have been excluded from the diluted shares calculation as the inclusion of these options would be anti-dilutive.

Note 9: Business Segment Information

The Company’s reportable segments are Company Store Operations, Franchise Operations, KKM&D and Montana Mills. The Company Store Operations segment is comprised of the operating activities of the stores owned by the Company and those in consolidated joint ventures. These stores sell doughnuts and complementary products through both on-premises and off-premises sales. The majority of the ingredients and materials used by Company Store Operations are purchased from the KKM&D business segment. The Franchise Operations segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name.

Expenses for this business segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of those stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores. All intercompany transactions between the KKM&D business segment and Company stores and consolidated joint venture stores are eliminated in consolidation. The Montana Mills segment represents the operating activities of the Montana Mills stores, which produce and sell a variety of breads and baked goods prepared in an open-view format through both on-premises and off-premises sales.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

The following table presents the results of the Company’s operating segments for the three and six months ended August 4, 2002 and August 3, 2003. Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
(in thousands)	2002	2003	2002	2003

Revenues:
Company store operations	$74,744	$104,342	$148,928	$206,585
Franchise operations	4,774	5,953	9,042	11,019
KKM&D	81,060	110,330	158,503	208,879
Montana Mills	—	2,614	—	2,614
Intercompany sales eliminations	(45,952)	(61,449)	(90,788)	(118,647)

Total revenues	$114,626	$161,790	$225,685	$310,450

Operating Income (Loss):
Company store operations	$12,122	$20,101	$25,707	$41,660
Franchise operations	3,736	4,700	6,802	8,397
KKM&D	6,060	9,671	11,951	16,883
Montana Mills	—	(685)	—	(685)
Unallocated general and administrative expenses	(6,980)	(9,465)	(14,994)	(18,756)
Arbitration award	—	—	—	525

Total operating income	$14,938	$24,322	$29,466	$48,024

Depreciation and Amortization Expenses:
Company store operations	$2,030	$3,341	$3,994	$6,275
Franchise operations	13	43	26	86
KKM&D	178	747	356	1,481
Montana Mills	—	167	—	167
Corporate administration	391	405	782	795

Total depreciation and amortization expenses	$2,612	$4,703	$5,158	$8,804

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

As of August 3, 2003, the Company had invested in 17 area developer joint ventures and held interests ranging from 25.0% to 74.7%. The Company will continue to seek opportunities to develop markets through joint ventures or to increase its ownership in existing joint ventures when there are sound business reasons to do so.

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

As a result of the transactions on March 5, 2002 in which the Company acquired the KKEG’s, Mr. Livengood’s and Mr. McAleer’s investments in the joint ventures as described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in certain joint ventures increased as follows:

	Ownership Interests

	Prior to March 5, 2002		As of March 5, 2002

		Other		Other
	KKDC	Investors	KKDC	Investors

A-OK, LLC	22.3%	77.7%	30.3%	69.7%
Amazing Glazed, LLC	22.3%	77.7%	30.3%	69.7%
Glazed Investments, LLC	22.3%	77.7%	30.3%	69.7%
Golden Gate Doughnuts, LLC	59.0%	41.0%	67.0%	33.0%
KKNY, LLC	22.3%	77.7%	30.3%	69.7%
KremeWorks, LLC	3.3%	96.7%	25.0%	75.0%
New England Dough, LLC	49.0%	51.0%	57.0%	43.0%

Consolidated Joint Ventures

On March 22, 2000, the Company entered into a joint venture, Golden Gate, to develop the Northern California market. As discussed above, the Company holds a 67% interest in the joint venture and has the right to designate two of the joint venture’s three management committee seats. The financial statements of this joint venture are consolidated in the results of the Company, with the 33% not owned by Krispy Kreme included in minority interest. The Company has guaranteed the payments on several leases and 67% of Golden Gate’s line of credit and term loans (see Note 7 – Debt). The terms of the guarantees range from four to twenty years.

On February 27, 2000, the Company entered into a joint venture, Glazed Investments, to develop the Colorado, Minnesota and Wisconsin markets. The Company initially held a 22.3% interest and two of the joint venture’s six management committee seats. As noted above, the KKEG and Mr. Livengood held interests in Glazed Investments of 5% and 3%, respectively, which the Company acquired effective March 5, 2002, increasing its ownership interest in the joint venture to 30.3%. Effective August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments, increasing its total investment in this joint venture to 74.7%. Effective with the acquisition in August, the Company gained the right to designate four of the six management committee seats. As a result, the Company gained the ability to control the operations of the joint venture and, therefore, began consolidating the financial statements of Glazed Investments with those of the Company effective August 22, 2002. As a result of the Company’s acquisitions of additional interests in Glazed Investments in fiscal 2003, the interest in the joint venture not owned by the Company, included in minority interest in the consolidated balance sheet, was reduced to 25.3%. The Company has guaranteed 74.7% of the amounts outstanding on certain bank and non-bank debt of Glazed Investments (see Note 7 – Debt).

On March 6, 2001, the Company entered into a joint venture, Freedom Rings, to develop the Eastern Pennsylvania, Delaware and Southern New Jersey markets. The Company invested $1,167,000 for a 70% interest and holds three of four management committee seats. The Company has guaranteed payments on certain leases and 70% of the bank debt of Freedom Rings (see Note 7 – Debt). The terms of the guarantees range from two to ten years. The financial statements of this joint venture are consolidated with those of the Company and the 30% not owned by Krispy Kreme is included in minority interest.

Summarized information for the Company’s investments in consolidated joint ventures as of August 3, 2003, including outstanding loan and lease guarantees, is as follows:

		Number of
		Stores as of	Ownership %
		August 3, 2003 /			Loan/
	General Geographical	Total Stores to be		Third	Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

					(in thousands)

Freedom Rings, LLC	Eastern Pennsylvania,	5/28	70.0%	30.0%	$4,153
	Delaware,	Manager Allocation	3	1
	Southern New Jersey

Glazed Investments, LLC	Colorado, Minnesota,	12/46	74.7%	25.3%	$11,012
	Wisconsin	Manager Allocation	4	2

Golden Gate Doughnuts, LLC	Northern California	14/25	67.0%	33.0%	$17,583
		Manager Allocation	2	1

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	Outstanding debt amounts for these joint ventures are reflected in Note 7 – Debt.

Equity Method Joint Ventures

As of August 3, 2003, the Company had invested in 14 joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 10.0% per annum, and have maturity dates ranging from October 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests and manager allocations for joint ventures, which are accounted for by the equity method, is summarized as follows:

		Number of
		Stores as of	Ownership %
		August 3, 2003/
	General Geographical	Total Stores to			Third	Loan/Lease
	Market	be Developed (1)	KKDC		Parties	Guarantees

						(in thousands)

A-OK, LLC	Arkansas, Oklahoma	4/10	30.3%		69.7%	$1,360
		Manager Allocation	2		4

Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	5/9	30.3%		69.7%	—
		Manager Allocation	2		4

Amazing Hot Glazers, LLC	Pennsylvania (Erie)	1/5	33.3%		66.7%	$264
		Manager Allocation	2		4

Entrepreneurship and Economic	North Carolina (Greensboro)	1/1	49.0%		51.0%	—
Development Investment, LLC		Manager Allocation	1		1

KK-TX I, L.P.	Texas (Amarillo, Lubbock)	1/2	33.3%		66.7%	$629
		Manager Allocation	—	(2)	— (2)

KKNY, LLC	New York City,	6/25	30.3%		69.7%	—
	Northern New Jersey	Manager Allocation	2		4

KremeKo, Inc.	Central and Eastern Canada	7/33	40.6%		59.4%	$920
		Manager Allocation	2	(3)	9 (3)

KremeWorks, LLC (4)	Alaska, Hawaii, Oregon,	8/31	25.0%		75.0%	—
	Washington, Western Canada	Manager Allocation	1		3

Krispy Kreme Australia Pty Limited	Australia /	2/31	35.0%		65.0%	$1,270
	New Zealand	Manager Allocation	2		3

Krispy Kreme of South Florida, LLC	Southern Florida	4/11	35.3%		64.7%	$1,027
		Manager Allocation	2		3

Krispy Kreme U.K. Limited	United Kingdom,	1/26	35.1%		64.9%	—
	Republic of Ireland	Manager Allocation	3		3

Krispy Kreme Mexico, S. de R.L. de	Mexico	0/20	30.0%		70.0%	—
C.V.		Manager Allocation	2		3

New England Dough, LLC	Connecticut, Massachusetts,	5/17	57.0	%(5)	43.0%	$5,271
	Rhode Island	Manager Allocation	2		2

PRIZ Doughnuts, LP	Texas (El Paso)	1/3	33.3%		66.7%	—
	Mexico (Ciudad Juarez)	Manager Allocation	—	(2)	— (2)

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with many of these joint ventures.

(2)	KK-TX I, L.P. and PRIZ Doughnuts, LP are limited partnerships. The Company holds a 33.3% interest in each of these joint ventures as a limited partner. Under the terms of the partnership agreements, the general partner has full responsibility for managing the business of the partnership.

(3)	KremeKo’s shareholders’ agreement requires that its board consist of eleven directors. The Company has the right to designate two of the directors and three other shareholders each have the right to designate one director. The remaining six directors are nominated by the board and elected by the shareholders.

(4)	Prior to March 5, 2002, KremeWorks, LLC (“KremeWorks”) was accounted for using the cost method; however, as explained above, on March 5, 2002, John McAleer sold his interest in KremeWorks to the Company. As a result, Krispy Kreme’s investment in KremeWorks increased to 25% and the Company gained one of four seats on the management committee. Subsequent to March 5, 2002, the Company’s investment in KremeWorks has been accounted for by the equity method.

(5)	Although the Company’s ownership interest in New England Dough, LLC exceeds 50%, the Company has historically accounted for this interest under the equity method as the Company does not have the ability to designate a majority of the members of the joint venture’s management committee. As discussed in “Recent Accounting Pronouncements” under Note 2 – Summary of Significant Accounting Policies, the Company has determined that the provisions of FIN 46 require the Company to begin consolidating the accounts of New England Dough with those of the Company effective at the beginning of the third quarter of fiscal 2004.

Note 11: Commitments and Contingencies

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily for the purpose of providing financing guarantees. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from 2 to 20 years. The Company’s contingent liability related to these guarantees was approximately $7,652,000 at February 2, 2003 and $11,100,000 at August 3, 2003. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt, the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at August 3, 2003, $10,741,000 is for franchisees in which we have a less than a controlling ownership interest and the percentage guaranteed is equivalent to the Company’s ownership percentage in the joint venture. The guarantees expire between fiscal 2006 and fiscal 2029. The remaining guarantees of $358,000 are for franchisees in which we have no ownership interest and expire between fiscal 2006 and fiscal 2014. These guarantees require payment from the Company in the event of default on payment by the respective debtor. If the debtor defaults, the Company may be required to pay a proportionate share of other amounts outstanding under the respective agreements, such as accrued interest and related fees. The Company cannot estimate the amount of any such additional payments that could be required. The Company has not experienced any losses in connection with these guarantees and management believes the likelihood that material payments will be required under these guarantees is remote. With respect to guarantees that the Company issued in the six months ended August 3, 2003, the Company assessed the fair value of its obligation to perform under these guarantees if required to do so by considering the likelihood of certain triggering events or other conditions requiring performance. The Company determined that the fair value of these guarantees was not material to the Company’s financial position or results of operations.

The Company also guarantees leases and debt owed to financial institutions for consolidated joint ventures. The maximum amount guaranteed for these joint ventures is $32,748,000 and is summarized in Note 10 – Joint Ventures. The outstanding debt under the loans guaranteed, which is included in revolving lines of credit, long-term debt and current maturities of long-term debt in the accompanying consolidated financial statements, is $35,539,000. These guarantees expire in fiscal 2004 through fiscal 2023.

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

At August 3, 2003, the Company had outstanding letters of credit totaling $7,817,000. Of this amount, $7,151,000 represents letters of credit issued primarily to ensure payment by the Company of possible casualty and workers’ compensation claims. The remaining $666,000 represents primarily letters of credit Freedom Rings was required to provide in favor of certain municipalities, principally to ensure funding of the planned improvements to new store sites.

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

Note 12: Legal Contingencies

In March 2000, a lawsuit was filed against the Company, management and Golden Gate in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract, and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The accompanying statement of operations for the six months ended August 3, 2003 reflects the reversal of the remaining accrual, $525,000.

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

Effective March 10, 2003, the Company acquired the rights to certain franchise markets in Kansas and Missouri, as well as the related assets, which included five stores, from an Area Developer franchisee, in exchange for cash of $32,992,000. The purchase was allocated to accounts receivable — $301,000, inventories — $128,000, property and equipment — $5,068,000, other assets — $11,000, accrued expenses — $106,000 and reacquired franchise rights, an intangible asset not subject to amortization — $27,590,000.

Effective June 30, 2003, the Company acquired the rights to certain franchise markets in Dallas, Texas and Shreveport, Louisiana, as well as the related assets, which included six stores, from Associate franchisees, including Joseph A. McAleer, a former officer and director of the Company, and Steven D. Smith, an emeritus director. The total purchase price for this acquisition was $67,466,000, which was funded through a combination of cash and the proceeds from a $55 million promissory note with a bank (see Note 7 – Debt). The purchase price was preliminarily allocated to accounts receivable — $1,570,000, inventory — $187,000, property and equipment — $12,053,000, accrued expenses — $291,000, and reacquired franchise rights, an intangible asset not subject to amortization — $53,947,000.

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

The purchase price of Montana Mills was allocated to the assets acquired and liabilities assumed based upon an independent valuation, as follows: cash and cash equivalents – $3,279,000; accounts receivable – $74,000; inventories - $294,000; prepaid expenses – $277,000; income taxes refundable – $41,000; current deferred income taxes – $2,250,000; property and equipment - $4,207,000; other assets – $104,000; accounts payable – $984,000; accrued expenses – $1,817,000; current maturities of long-term debt – $29,000; long-term debt – $9,000; other long-term obligations – $118,000; tradenames - $11,300,000 ; recipes – $876,000 and goodwill – $18,727,000.

The following unaudited pro forma financial information presents the combined results of Krispy Kreme Doughnuts, Inc., the franchise markets acquired and Montana Mills as if these acquisitions discussed above had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
(In thousands except per share amounts)	2002	2003	2002	2003

Total revenues	$123,894	$163,634	$244,493	$319,739
Net income	$9,681	$13,285	$19,385	$24,264
Diluted earnings per share	$0.16	$0.21	$0.32	$0.39

The unaudited pro forma financial information presented above includes the revenues and net income or loss of franchise markets acquired and Montana Mills. Adjustments to the combined amounts were made to eliminate franchise fees and royalties previously earned by the Company from the acquired franchise operations for the periods presented, as well as to eliminate KKM&D revenues and corresponding expenses resulting from sales to these operations. The results of operations for Montana Mills for the six months ended August 3, 2003 includes a charge related to Montana Mills’ decision to close eight stores which were either underperforming or located in markets where Montana Mills’ penetration was generally weaker. The charge included lease termination costs, provisions to reduce the carrying amount of leasehold improvements and related store furnishings and equipment to estimated net realizable values and various other expenses associated with the closing of the stores. All stores were closed prior to April 7, 2003, the effective date of the Company’s acquisition.

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

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnut-making equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In fiscal 2003, we opened our second mix manufacturing and distribution facility in Effingham, Illinois. The new mix facility tripled our mix manufacturing capacity and also added our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the penetration of on-premises and off-premises sales channels by existing stores.

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

During fiscal 2002, we introduced a new concept store, the “doughnut and coffee shop.” This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our new full line of coffee and other beverages. As of August 3, 2003, six doughnut and coffee shops were open, four of which are owned by the Company. We plan to continue our tests of this concept. We believe this technology and future evolutions of this technology will facilitate our expansion into smaller markets and dense urban areas.

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

As stated above, we intend to expand our concept primarily through opening new franchise stores in territories across the continental United States and Canada, as well as select other international markets as discussed below. We also have entered and intend to enter into joint ventures with some of our franchisees. During the six months ended August 3, 2003, we opened 28 new stores and as of August 3, 2003, there were 302 Krispy Kreme stores nationwide, consisting of 114 Company-owned stores (including 31 which are consolidated joint venture stores), 136 Area Developer franchise stores (including 46 in which we have a joint venture interest) and 52 Associate franchise stores. For the remainder of fiscal 2004, we anticipate opening approximately 49 new stores, most of which are expected to be franchise stores. We also anticipate opening a combination of at least 10 doughnut and coffee shops and/or satellite stores. The store format will be determined by the site opportunities, primarily the space available.

In connection with our international expansion plans, we are developing the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have seven stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. These stores are owned and operated by a joint venture. During fiscal 2003, we entered into a joint venture to develop the Australian and New Zealand markets. In fiscal 2003, the joint venture opened its first store in Australia, a commissary, and in the second quarter of fiscal 2004 the joint venture opened its first retail store. During fiscal 2003, we also entered into a joint venture to develop Krispy Kreme stores in the United Kingdom and the Republic of Ireland. In the second quarter the joint venture opened is first store in the United Kingdom, a commissary to be used for training and sampling prior to the opening of the first retail store, which is expected in the third quarter of fiscal 2004. In May 2003, we entered into a joint venture to develop stores in Mexico. We anticipate the joint venture will open its first store in Mexico in fiscal 2005. We are also focusing on additional markets outside the United States, including Japan, South Korea and Spain. Our initial research indicates that these will be viable markets for the Krispy Kreme concept, however, further market research and evaluation is ongoing.

In April 2003, we completed the acquisition, through an exchange of stock, of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. We believe Krispy Kreme’s unique brand-building and operational capabilities represent a significant leverage opportunity. We anticipate spending up to 24 months refining and expanding the Montana Mills concept, retaining its core best-in-class breads, but expanding the offering to include bread-based meals and appropriate accompaniments in an inviting, fast casual setting. Once developed, we plan to leverage our existing franchise network and the infrastructures our franchisees have created to rollout the concept. We believe this network will substantially expedite a national expansion. We also believe that this acquisition will provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business.

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

Overview. Systemwide sales includes the sales of both our company and franchised stores, including Montana Mills stores, and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment, royalties and fees received from our franchisees and sales of our Montana Mills business segment; these statements exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of the Kripsy Kreme brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have four reportable segments. A description of each of the segments follows.

•  Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. Company stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this business unit include store level expenses along with direct general and administrative expenses.

•  Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers generally pay royalties of 4.5% to 6.0% of all sales and development and franchise fees ranging from $20,000 to $50,000 per store. Most associates and area developers also contribute 1.0% of all sales to our national advertising and brand development fund. Expenses for this business segment include costs incurred to recruit new franchisees; costs to open, monitor and aid in the performance of these stores and direct general and administrative expenses.

•  KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all of our stores are required to purchase. This business unit also includes our coffee roasting operations, which became operational in fiscal 2003. The operations currently support our drip coffee beverage program, which was rolled out to our stores in fiscal 2003, replacing the existing drip coffee offering that was purchased from an unrelated third party. Production in this facility will increase in fiscal 2004 with the growth in stores. The KKM&D business unit also purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, coffee, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intercompany transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

•  Montana Mills. Represents the results of operations of the recently acquired Montana Mills, which operates upscale “village bread stores” in the Northeastern and Midwestern United States. These stores produce and sell a variety of breads and baked goods prepared in an open-view format. Expenses for this business unit include store level expenses along with general and administrative expenses.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest income, interest expense, equity income (loss) in joint ventures, minority interest in consolidated joint ventures, other expenses and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
	2002	2003	2002	2003

Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	79.0	76.5	78.3	76.1
General and administrative expenses	5.7	5.6	6.3	5.8
Depreciation and amortization expenses	2.3	2.9	2.3	2.8
Arbitration award	—	—	—	(0.2)

Income from operations	13.0	15.0	13.1	15.5
Interest income	0.5	0.1	0.5	0.1
Interest expense	(0.4)	(0.6)	(0.2)	(0.6)
Equity loss in joint ventures	—	(0.5)	(0.1)	(0.5)
Minority interest	(0.5)	(0.4)	(0.5)	(0.4)
Loss on disposal of property and equipment	(0.1)	(0.2)	(0.1)	(0.1)

Income before income taxes	12.5	13.4	12.7	14.0
Provision for income taxes	4.8	5.4	4.8	5.6

Net income	7.7%	8.0%	7.9%	8.4%

(in thousands) Operating Data:
Systemwide sales:
Company stores	$74,744	$104,342	$148,928	$206,585
Franchise stores	112,194	134,187	221,068	259,749

Total Krispy Kreme stores	186,938	238,529	369,996	466,334
Montana Mills stores	—	2,614	—	2,614

Total	$186,938	$241,143	$369,996	$468,948

Increase in comparable store sales:
Company-owned		15.6%		15.5%
Systemwide		11.3%		11.2%

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

	Three months ended		Six months ended

	August 4,	August 3,	August 4,	August 3,
	2002	2003	2002	2003

Revenues by Business Segment:
Company store operations	65.2%	64.5%	66.0%	66.5%
Franchise operations	4.2	3.7	4.0	3.6
KKM&D	30.6	30.2	30.0	29.1
Montana Mills	—	1.6	—	.8

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	81.1%	77.5%	80.1%	76.8%
Franchise operations	21.5%	20.3%	24.5%	23.0%
KKM&D	82.2%	78.7%	81.8%	79.6%
Montana Mills	—	119.8%	—	119.8%
Total operating expenses	78.9%	76.5%	78.4%	76.1%

Three months ended August 3, 2003 compared with three months ended August 4, 2002

Overview

Systemwide sales for the second quarter of fiscal 2004 increased 29.0% to $241.1 million compared to $186.9 million in the second quarter of the prior year. Excluding sales of Montana Mills stores, systemwide sales increased 27.6% to $238.5 million. The increase in systemwide sales for Krispy Kreme stores was comprised of an increase of 39.6% in Company store sales, which increased to $104.3 million, and an increase of 19.6% in franchise store sales, which increased to $134.2 million. During the quarter, four new Company stores and eighteen new franchise stores were opened while one Company store and one Franchise store were closed, for a net increase of twenty stores. Additionally, six Associate franchise stores and one Area Developer franchise store became Company stores as a result of the acquisition of franchise markets in Dallas, Texas and Charlottesville, Virginia. The total number of stores at the end of the quarter was 302. Of those, 114 are Company stores (including 31 which are consolidated joint venture stores), 136 are Area Developer franchise stores (including 46 in which we have a joint venture interest) and 52 are Associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, contributed significantly to the 11.3% increase in our systemwide comparable store sales.

Total Company revenues, which include sales from company stores, franchise operations, KKM&D and Montana Mills, increased 41.1% to $161.8 million in the second quarter of fiscal 2004 compared with $114.6 million in the second quarter of the prior fiscal year. This increase was comprised of increases in Company Store Operations revenues of 39.6%, to $104.3 million, Franchise Operations revenues of 24.7%, to $6.0 million, KKM&D revenues, excluding intercompany sales, of 39.2%, to $48.9 million and the addition of revenues from Montana Mills operations, which were $2.6 million for the quarter. Net income for the quarter was $13.0 million versus $8.9 million a year ago, representing an increase of 46.8%. Diluted earnings per share were $0.21, an increase of 39.3% over the second quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $104.3 million in the second quarter of fiscal 2004 from $74.7 million in the second quarter of fiscal 2003, an increase of 39.6%. Comparable store sales increased by 15.6%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $14.5 million and total off-premises sales increased approximately $15.1 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, including featured doughnut varieties, continued increase in brand awareness due in part to the expansion of our off-premises sales programs and retail price increases implemented in the fall of fiscal 2003 as well as in the current year. Company store on-premises sales were also positively impacted by the sales of the franchise stores acquired from Area Developer and Associate franchisees in the Kansas, Missouri and Dallas, Texas markets, as well as by the stores operated by Glazed Investments LLC

(“Glazed Investments”). In third quarter of fiscal 2003, the Company acquired a controlling interest in this franchisee and, as a result, the revenues of this franchisee are consolidated with the Company Store Operations revenues for periods subsequent to the acquisition. Company Store Operations revenues also include the revenues of Freedom Rings, LLC (“Freedom Rings”), the area developer with rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey in which the Company has a 70% interest, and the revenues of Golden Gate Doughnuts, LLC (“Golden Gate”), the area developer with rights to develop stores in the Northern California market in which the Company has a 67% interest. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers, as well as from the expansion of the number of locations served in our existing customer base.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $80.9 million in the second quarter of fiscal 2004 from $60.6 million in the same quarter of fiscal 2003, an increase of 33.5%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 77.5% in second quarter of fiscal 2004 compared with 81.1% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes, as demonstrated by the 15.6% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization, negotiated reductions in packaging costs and a reduction in shrink, primarily as a result of technology improvements in the production process.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores and for older stores that need to be closed and relocated. No provisions were made during the second quarter of fiscal 2004 or fiscal 2003.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $6.0 million in the second quarter of fiscal 2004 from $4.8 million in the second quarter of the prior year, an increase of 24.7%. The growth in revenue was primarily due to the additional royalties associated with the opening of 56 new franchise stores, net of the impact of the transfer of 23 stores from Franchise to Company as a result of acquisitions and the closing of one Franchise store, since the end of the second quarter of fiscal 2003, along with comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $1.2 million in the second quarter of fiscal 2004 from $1.0 million in the second quarter of fiscal 2003. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 20.3% in the second quarter of the current year compared with 21.5% in the second quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the second quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer’s store openings declines with each successive opening. As some of our individual Area Developers are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $48.9 million in the second quarter of fiscal 2004 from $35.1 million in the same quarter of fiscal 2003, an increase of 39.2%. Consistent with the prior year, the primary reason for the increase in revenues was the opening of 56 new franchise stores, net of the impact of the transfer of 23 stores from Franchise to Company as a result of acquisitions and the closing of one Franchise store, since the end of the second quarter of fiscal 2003, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mix, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales. KKM&D revenues were also positively impacted by price increases implemented at the beginning of the current fiscal year on certain products.

KKM&D Operating Expenses. KKM&D operating expenses increased to $38.5 million in the second quarter of fiscal 2004 from $28.9 million in the second quarter of fiscal 2003, an increase of 33.2%. KKM&D operating expenses as a percentage of KKM&D revenues were 78.7% in the second quarter of the current year compared with 82.2% in the second quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization, particularly in our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with the facility in Effingham and with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, negatively impacted KKM&D operating expenses as a percentage of KKM&D revenues in the second quarter of fiscal 2003. Continued stability in our key ingredient costs, as well as selected price increases implemented during the first quarter of fiscal 2004 to offset increases in costs for certain key ingredients, also contributed to the decrease.

Montana Mills

Montana Mills revenues for the second quarter of fiscal 2004 were $2.6 million. Montana Mills operating loss for the quarter reflected administrative costs associated with the consolidation of operations and costs associated with the initiation of concept development work, as well as the seasonally lower profits per store experienced during the second quarter.

Other

General and Administrative Expenses. General and administrative expenses increased to $9.1 million in the second quarter of fiscal 2004 from $6.6 million in the second quarter of fiscal 2003, an increase of 37.5%. General and administrative expenses as a percentage of total revenues for the second quarter were 5.6% in fiscal 2004 compared with 5.7% in fiscal 2003. The dollar growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company. General and administrative expenses as a percentage of total revenues declined during the quarter primarily as a result of our 41.1% growth in revenues during this period. In particular, acquisitions of Associate and Area Developer franchise markets in fiscal 2004 and fiscal 2003, including the acquisition of a controlling interest in Glazed Investments in the third quarter of fiscal 2003, resulted in revenue gains with minimal incremental general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $4.7 million in the second quarter of fiscal 2004 from $2.6 million in the second quarter of the prior year, an increase of 80.1%. Depreciation and amortization expenses as a percentage of total revenues for the second quarter were 2.9% in fiscal 2004 compared with 2.3% in fiscal 2003. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions, primarily related to our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, as well as for new stores, including new stores opened by consolidated joint ventures.

Interest Income. Interest income decreased 63.7% in the second quarter of fiscal 2004 over the second quarter of fiscal 2003 primarily as a result a decrease in average invested cash balances as cash and investments have been used, in part to make franchise acquisitions. The average amount invested in cash and marketable securities during the second quarter of fiscal 2003 was $50.6 million, while the average amount invested for the comparable period in fiscal 2004 was $29.0 million.

Interest Expense. Interest expense was $997,000 in the second quarter of fiscal 2004 compared with $404,000 in the second quarter of fiscal 2003. This increase is primarily the result of interest on the Term Loan used to finance our new mix manufacturing and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized. Additionally, interest expense in the second quarter of fiscal 2004 includes interest on the $55.0 million short-term note used for the acquisition of the Dallas, Texas and Shreveport, Louisiana franchise markets and borrowings by Glazed Investments, the joint venture in which we acquired a controlling interest during the third quarter of fiscal 2003, as well as interest on increased borrowings of Freedom Rings and Golden Gate, as both of these consolidated joint ventures continue to finance their expansion through bank debt.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. In particular, the loss in the second quarter of fiscal 2004 was impacted by the Company’s share of the initial start-up expenses of the Company’s joint ventures in markets outside the United States, the joint venture with rights to develop stores in Australia and New Zealand, the joint venture with rights to develop stores in the United Kingdom and the Republic of Ireland and the joint venture with rights to develop stores in central and eastern Canada. Note 10 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At August 3, 2003, there were 46 stores operated by unconsolidated joint ventures compared to 28 stores at August 4, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of the inclusion of the minority partners’ share of the results of operations of Glazed Investments for the second quarter of fiscal 2004, subsequent to our acquisition of a controlling interest in this franchisee in the third quarter of fiscal 2003.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $8.8 million in the second quarter of fiscal 2004, representing a 40.3% effective rate compared to $5.5 million, or 38.5%, in the second quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Six months ended August 3, 2003 compared with six months ended August 4, 2002

Overview

Systemwide sales for the six months increased 26.7% to $468.9 million compared to $370.0 million in the same period of the prior year. Excluding sales of Montana Mills stores, systemwide sales increased 26.0% to $466.3 million. The increase in systemwide sales for Krispy Kreme stores was comprised of an increase of 38.7% in Company store sales, which increased to $206.6 million, and an increase of 17.5% in franchise store sales, which increased to $259.7 million. During the first six months of the year, five new Company stores and 23 new franchise stores were opened and one Company store and one franchise store were closed. Additionally, six Area Developer and six Associate franchise stores became Company stores as a result of the Company’s acquisition of certain franchise markets in Kansas, Missouri, Dallas, Texas, Shreveport, Louisiana and Charlottesville, Virginia and one Company and two Associate franchise stores became Area Developer franchise stores as a result of the acquisition of these stores by an Associate franchisee. The total number of stores at the end of the quarter was 302. Of those, 114 are Company stores (including 31 which are consolidated joint venture stores), 136 are Area Developer franchise stores (including 46 in which we have a joint venture interest) and 52 are Associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, contributed significantly to the 11.2% increase in our systemwide comparable store sales.

Total company revenues increased 37.6% to $310.5 million in the first six months of fiscal 2004 compared with $225.7 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 38.7% to $206.6 million, Franchise Operations revenue increases of 21.9% to $11.0 million, KKM&D revenue, excluding intercompany sales, increases of 33.3% to $90.2 million and the addition of $2.6 million of revenues from Montana Mills’ operations. Net income for the six months was $26.1 million versus $17.7 million a year ago, representing an increase of 47.5%. Diluted earnings per share was $0.43, an increase of 42.0% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $206.6 million in the first six months of fiscal 2004 from $148.9 million in the same period of fiscal 2003, an increase of 38.7%. Comparable store sales increased by 15.5%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $26.9 million and total off-premises sales increased approximately $30.8 million. On-premises sales grew principally as a result of more customer visits, the introduction of new products, continued increase in brand awareness, due in part to the expansion of our off-premises sales programs, and the impact of selected price increases. On-premises sales were also positively impacted by the sales of the franchise stores acquired in fiscal 2004 in the Kansas, Missouri and Dallas, Texas markets, as well as by the sales of the stores operated by Glazed Investments. In third quarter of fiscal 2003, the Company acquired a controlling interest in this franchisee and, as a result, the revenues of this franchisee are consolidated with the Company Store Operations revenues for periods subsequent to the acquisition. Our off-premises sales grew primarily through the addition of several new convenience and grocery store customers as well as expansion of the number of locations served in our existing customer base.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $158.7 million in the first six months of fiscal 2004 from $119.2 million in the same period of fiscal 2003, an increase of 33.1%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 76.8% in the first half of fiscal 2004 compared with 80.1% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization, negotiated reductions in packaging costs and a reduction in shrink, primarily as a result of technology improvements in the production process.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first six months of fiscal 2004 or fiscal 2003.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $11.0 million in the first six months of fiscal 2004 from $9.0 million in the first half of the prior year, an increase of 21.9%. The growth in revenue was primarily due to the opening of 56 new franchise stores, net of the impact of the transfer of 23 stores from Franchise to Company as a result of acquisitions and the closing of one Franchise store since the end of the second quarter of fiscal 2003, and comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $2.5 million in the first six months of fiscal 2004 from $2.2 in the first half of the prior year, an increase of 14.5%. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 23.0% in the first six months of the current year compared with 24.5% in the first six months of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues is primarily the result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. In addition, Franchise Operations operating expenses as a percentage of Franchise Operations revenues will vary depending on the number of store openings and the level of opening team support needed to assist with the openings. The amount of support that we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $90.2 million in the first six months of fiscal 2004 from $67.7 million in the same period of fiscal 2003, an increase of 33.3%. The primary reason for the increase in revenues was the opening of 56 new franchise stores, net of the impact of the transfer of 23 stores from Franchise to Company as a result of acquisitions and the closing of one Franchise store since the end of the second quarter of fiscal 2003, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales. KKM&D sales were also positively impacted by price increases implemented at the beginning of the current fiscal year on certain products.

KKM&D Operating Expenses. KKM&D operating expenses increased to $71.9 million in first six months of fiscal 2004 from $55.4 million in first half of fiscal 2003, an increase of 29.7%. KKM&D operating expenses as a percentage of KKM&D revenues were 79.6% in the first six months of the current year compared with 81.8% in the first half of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization, particularly in our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with the facility in Effingham and with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues in the first six months of fiscal 2003.

Other

General and Administrative Expenses. General and administrative expenses increased to $18.0 million in the first six months of fiscal 2004 from $14.2 million in the first six months of fiscal 2003, an increase of 26.4%. General and administrative expenses as a percentage of total revenues for the first six months were 5.8% in fiscal 2004 compared with 6.3% in fiscal 2003. The growth in general and administrative expenses is due to increased personnel and salary and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company. The reduction in general and administrative expenses as a percentage of total revenues reflects the impact of our 37.6% growth in revenues. In addition, acquisitions of Associate and Area Developer franchise markets in fiscal 2004 and fiscal 2003, including the acquisition of a controlling interest in Glazed Investments in the third quarter of fiscal 2003, resulted in revenue gains with minimal incremental general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $8.8 million in the first six months of fiscal 2004 from $5.2 million in the first six months of the prior year, an increase of 70.7%. Depreciation and amortization expenses as a percentage of total revenues for the first six months were 2.8% in fiscal 2004 compared with 2.3% in fiscal 2003. The dollar growth in depreciation and amortization expenses is due to increased capital asset additions, primarily related to our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, as well as for new stores, including new stores opened by consolidated joint ventures.

Interest Income. Interest income decreased from $1.2 million in the first six months of fiscal 2003 to $442,000 in the first six months of fiscal 2004. This decrease results from a reduction in rates of interest earned on excess cash invested and lower average invested balances. The average amount invested in cash and marketable securities during the first six months of fiscal 2003 was $50.6 million, while the average amount invested for the comparable period in fiscal 2004 was $43.9 million.

Interest Expense. Interest expense was $1.9 million in the first six months of fiscal 2004 compared to $508,000 for the first half of the prior year. The increase is primarily a result of interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized. Additionally, interest expense in fiscal 2004 includes interest on the $55.0 million short-term note used for the acquisition of the Dallas, Texas and Shreveport, Louisiana franchise markets and borrowings by Glazed Investments, the joint venture in which we acquired a controlling interest during the third quarter of fiscal 2003, as well as interest on increased borrowings of Freedom Rings and Golden Gate, as both of these consolidated joint ventures continue to finance their expansion through bank debt.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. In particular, the increase in the loss in the first six months of fiscal 2004 was impacted by the Company’s share of the initial start-up expenses of the Company’s first joint ventures in markets outside the United States, the joint venture with rights to develop stores in Australia and New Zealand, the joint venture with rights to develop stores in the United Kingdom and the Republic of Ireland and the joint venture with the rights to develop stores in central and eastern Canada. Note 10 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At August 3, 2003, there were 46 stores operated by unconsolidated joint ventures compared to 28 stores at August 4, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of the inclusion of the minority partners’ share of the results of operations of Glazed Investments in fiscal 2004. The Company acquired a controlling interest in this franchisee, and therefore began consolidating its results of operations with those of the Company in the third quarter of fiscal 2003.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $17.4 million in fiscal 2004, representing a 39.9% effective rate, compared to $11.0 million, or 38.3%, in the first half of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

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

We funded our capital requirements for the first six months of fiscal 2004 primarily through cash flow generated from operations and the use of existing cash and investment balances, with the exception of the purchase of the rights, as well as the related assets, which included six stores, to the Dallas, Texas and Shreveport, Louisiana markets from an Associate franchisee. As discussed below, the Company borrowed $55.0 million under a short-term note to partially finance the acquisition. We believe our cash flow generation ability continues to be a financial strength and will aid in the expansion of our business.

Cash Flow From Operations

Net cash flow from operations was $35.8 million in the first six months of fiscal 2004 and $20.0 million in the first six months of fiscal 2003. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Receivables increased $9.3 million since February 2, 2003, primarily as a result of growth in receivables at KKM&D due to an increased number of stores served by this business segment and an increase in receivables for equipment shipments for new stores. Growth in our off-premises sales in the Company Stores business segment due to expanding relationships and to the addition of receivables from the acquisition of the Dallas, Texas market also contributed to the increase in accounts receivable. Inventories have increased $4.3 million compared to February 2, 2003, primarily due to increased inventory levels at KKM&D. In particular, inventory levels in our equipment manufacturing facility are increasing to support the store openings scheduled for the remainder of the year, as well as for unforeseen capacity expansion needs. Also impacting cash flow from operations was the payment during the first quarter of fiscal 2004 of $8.6 million to settle the arbitration award, as more fully discussed in Note 12 – Legal Contingencies, in the notes to our unaudited consolidated financial statements.

Additionally, operating cash flows were favorably impacted by the $15.3 million tax benefit from the exercise of nonqualified stock options during the first six months of fiscal 2004. The Company’s operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $103.4 million in the first six months of fiscal 2004 and $57.1 million in the first six months of the prior year. In the first six months of fiscal 2004, we used $102.2 million in cash and investments to acquire the rights to certain franchise markets, as discussed in Note 13 – Acquisitions in the notes to our unaudited consolidated financial statements. The acquisition of Montana Mills during the first quarter of fiscal 2004, which was completed through an exchange of stock, provided cash of approximately $4.1 million, primarily as a result of cash acquired. Investing activities in fiscal 2004 also include capital expenditures of $27.5 million, primarily for new store construction and related equipment, including those of the consolidated joint ventures. Investing activities in the first six months of fiscal 2003 consisted principally of capital expenditures for property and equipment, primarily related to the mix and distribution facility in Effingham, Illinois, which opened during the second quarter of fiscal 2003.

Cash Flow From Financing Activities

Net cash provided by financing activities was $63.6 million in the first six months of fiscal 2004 and $33.2 million in the first six months of fiscal 2003. In the first six months of fiscal 2004, we borrowed $55.0 million to complete the acquisition of the rights, as well as the related assets, which included six stores, of the Dallas, Texas and Shreveport, Louisiana markets. Additional financing activities in fiscal 2004 include borrowings by our consolidated joint ventures under lines of credit and term loans to finance expansion and proceeds from the exercise of stock options. Financing activities in the first six months of fiscal 2003 consisted primarily of the borrowing of $33.0 million to finance the Effingham, Illinois mix and distribution facility.

Capital Resources, Contractual Obligations and Other Commercial Commitments

In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund the expansion of the Krispy Kreme concept. A discussion of these capital resources and financing techniques is included below.

Debt. The Company maintains a revolving line of credit to provide borrowing availability for general working capital purposes and other financing and investing activities. In fiscal 2004, the Company entered into a $55 million short-term promissory note to fund the acquisition of the rights, as well as related assets of the Dallas, Texas and Shreveport, Louisiana markets. The Company also entered into a term loan to finance the acquisition and construction of its new mix manufacturing and distribution facility in fiscal 2003. Our consolidated joint ventures maintain revolving lines of credit and various term borrowings to provide funding for general working capital purposes and the construction of new stores. The following is a discussion of our outstanding debt as of August 3, 2003. See also Note 7 – Debt in the notes to our unaudited consolidated financial statements for additional information.

On December 29, 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of its revolving line of credit. The Agreement provides a $40 million revolving line of credit and expires on June 30, 2004. Under the terms of the Agreement, interest on amounts advanced under the revolving line of credit is charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points. A fee of 0.10% is payable on the unused portion of the line of credit. No amounts were outstanding on the revolving line of credit at February 2, 2003 or August 3, 2003. The amount available under the revolving line of credit is reduced by letters of credit, amounts outstanding under certain loans made by the bank to franchisees which are guaranteed by the Company and certain amounts available or outstanding in connection with credit cards issued by the lender on behalf of the Company and was $20,263,000 at August 3, 2003. Outstanding letters of credit, primarily for insurance purposes, totaled $7,390,000, amounts outstanding under the loans guaranteed by the Company totaled $10,820,000 and amounts available in connection with credit cards issued by the lender totaled $1,527,000 at August 3, 2003.

The Agreement contains provisions that, among other requirements, restrict capital expenditures, require the maintenance of certain financial ratios, place various restrictions on the sale of properties, restrict the Company’s ability to enter into collateral repurchase agreements and guarantees, restrict the payment of dividends and require compliance with other customary financial and nonfinancial covenants. At August 3, 2003, the Company was in compliance with each of these covenants.

On March 21, 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35.0 million for the initial purchase and completion of the Company’s mix and distribution facility in Effingham, Illinois. Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. In May 2002, the outstanding borrowings under the Credit Agreement, totaling $33.0 million, were converted to a term loan (“Term Loan”). The Term Loan requires monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. The Credit Agreement also permits the Company to prepay the loan in whole at any time, or from time to time in part in amounts aggregating at least $500,000 or any larger multiple of $100,000 without penalty. The Term Loan bears interest at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined within the Credit Agreement. The Applicable Margin ranges from .75% to 1.75% and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. The interest rate applicable on August 3, 2003 was 1.86%.

The Credit Agreement contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At August 3, 2003, the Company was in compliance with each of these covenants.

On March 27, 2002, the Company entered into an interest rate swap agreement to convert the variable payments due under the Credit Agreement to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The swap was effective May 1, 2002 and had an initial notional amount of $33.0 million. The notional amount declines by $137,500 each month, to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at August 3, 2003 was $30.9 million. Under the terms of the swap, the Company will make fixed rate payments to the counterparty, a bank, of 5.09% and in return receive payments at LIBOR. Monthly payments began June 1, 2002 and continue until the swap terminates May 1, 2007. At August 3, 2003, the fair value carrying amount of the swap was a liability of $2.2 million.

On June 30, 2003, the Company entered into a short-term promissory note agreement with a bank (“Bank Note”) for $55.0 million, in connection with the acquisition of the rights to, and related assets of, the Dallas, Texas and Shreveport, Louisiana markets. The Bank Note is subject to the terms and conditions contained in the Credit Agreement. The Bank Note bears interest at one-month LIBOR plus 1.0% (2.11% at August 3, 2003) and requires monthly payments of interest only, commencing on July 15, 2003, until maturity on December 15, 2003. The Company plans to replace the Bank Note with long-term financing in the late third or early fourth quarter of fiscal 2004.

On October 12, 2001, Golden Gate entered into a $6.8 million revolving line of credit agreement with a bank to provide funding to support construction of new stores, the growth of off-premises sales and general working capital needs. The Company has guaranteed 67% of amounts outstanding under the line of credit and the amount not guaranteed by the Company is collateralized by buildings and equipment owned by Golden Gate. The line of credit bears interest at one-month LIBOR plus 1.25% (2.36% at August 3, 2003) and matures on October 12, 2004. There is no interest, fee or other charge for the unadvanced portion of the line of credit. At August 3, 2003, the amount outstanding under the line of credit was $6.7 million.

Golden Gate typically enters into term loan agreements with a bank to provide funding for the construction of stores and the purchase of equipment. While individual agreements exist for each location for which funding was provided through the issuance of debt, the terms of each are substantially the same. The term loans bear interest at one-month LIBOR plus 1.25% (2.36% at August 3, 2003) and require monthly payments of principal plus interest determined based upon fixed terms ranging from seven to ten years, with a final payment of all remaining outstanding amounts due after five years. The maturity of the term loans ranges from 2006 to 2008. The Company has guaranteed 67% of the outstanding balance of the term loans and the amount not guaranteed by the Company is collateralized by certain buildings and equipment owned by Golden Gate.

The line of credit and the term loans contain provisions requiring Golden Gate to maintain compliance with certain financial covenants, including maintenance of certain financial ratios. Golden Gate was in compliance with the applicable covenants at August 3, 2003.

Based on our current expansion plans in Northern California, we will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

On November 6, 2002, Freedom Rings entered into a $5.0 million revolving line of credit with a bank to provide funding for the construction of additional retail stores and general working capital purposes. The revolving line of credit bears interest at the bank’s one-month LIBOR plus 1.25% (2.36% at August 3, 2003), is secured by certain property and equipment owned by Freedom Rings and matures August 15, 2004. The Company has guaranteed 70% of the amounts available under the revolving line of credit. The revolving line of credit contains provisions requiring Freedom Rings to maintain compliance with certain financial covenants, including the maintenance of certain financial ratios. The joint venture was in compliance with the applicable covenants at August 3, 2003.

Based on current expansion plans, we will most likely seek additional borrowing capacity to support Freedom Rings’ planned store openings and sales growth. The Company will most likely be required to guarantee a portion of any additional credit equal to its ownership percentage of the joint venture.

Glazed Investments, the joint venture franchisee with rights to Colorado, Minnesota and Wisconsin, typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At August 3, 2003, interest rates applicable to the debt range from 4.27% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at August 3, 2003 totaled $2,450,000 and are reported as short-term debt — related party in our consolidated financial statements.

In July 2000, Glazed Investments issued $4.5 million in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1.0 million of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3.4 million in Notes. As a result, approximately $4.4 million of the Notes issued by Glazed Investments are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at August 3, 2003 as reflected in the consolidated balance sheet totaling $136,000 represent the total amount of the original $4.5 million issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

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

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. As of August 3, 2003, we had lease guarantee commitments totaling $316,000 and loan guarantees totaling $10.8 million. These amounts do not include guarantees of debt of our consolidated joint ventures, as the entire amount of the bank debt of these joint ventures is shown as a liability in our consolidated balance sheet, nor does it include lease guarantees as the gross amount of lease commitments for these joint ventures is shown in Note 8 — Lease Commitments in our fiscal 2003 Annual Report. Of the total guaranteed lease and loan amounts, $10.7 million is for franchisees in which we have an ownership interest and $358,000 is for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

Off Balance Sheet Arrangements. The Company does not have any off balance sheet debt nor does it have any transactions, arrangements or relationships with any “special purpose” entities.

Capital Requirements. In the next five years, we plan to use cash primarily for the following activities:

•	Adding mix production and distribution capacity to support expansion

•	Remodeling and relocation of selected older Company stores

•	Opening new Company stores in selected markets

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations, both domestically and internationally

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2003, we primarily relied on cash flow generated from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our lines of credit to fund our capital needs. In addition, in fiscal 2003 we used term debt to finance our new mix manufacturing and distribution facility in Effingham, Illinois and in fiscal 2004 we used short-term debt to partially finance the acquisition of market rights and related assets from an Associate franchise. Our consolidated joint ventures use a combination of revolving credit facilities and term debt to finance their operations and store development. We plan to replace our existing short-term debt with long-term financing in the late third or early fourth quarter of fiscal 2004. Additionally, we are evaluating the current structure of the borrowing arrangements for both the Company and our consolidated joint venture partners and ways that we may simplify the structure of these arrangements. We have not, however, made any final decisions about any changes to these agreements. If additional capital is needed, we may raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note 10 – Joint Ventures and Note 11 – Commitments and Contingencies in the notes to the unaudited consolidated financial statements) and began applying the recognition and measurement provisions for all material guarantees entered into or modified after December 31, 2002. The impact of FIN 45 on future consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantees. Currently, the majority of the Company’s guarantees are for debt or leases of joint ventures. Typically, guarantees are provided based on the Company’s percentage ownership in the joint venture. For such guarantees entered into, the Company expects to record the fair value as an increase in investments in unconsolidated joint ventures.

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

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. While the Company continues to analyze the provisions of FIN 46 as they relate to the accounting for its investment in joint ventures, the Company has determined that FIN 46 will require it to begin consolidating the accounts of New England Dough, LLC, the joint venture with rights to develop Krispy Kreme stores in certain markets in the Northeastern United States in which the Company holds a 57% interest, effective at the beginning of the third quarter of fiscal 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. The consolidation of New England Dough, LLC is not expected to have a material impact on the net operating results of the Company, although it will result in increases in individual line items in the Company’s financial statements. The Company continues to evaluate FIN 46, including its impact on other investments in joint ventures.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, requiring a financial instrument within its scope be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2004. The adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $40 million revolving line of credit bears interest at either our lender’s prime rate minus 110 basis points or a rate equal to LIBOR plus 100 points. We elect the rate on a monthly basis. Our consolidated joint ventures are also parties to various debt agreements with variable interest rates. Golden Gate maintains various credit facilities with a bank, a $6.75 million revolving line of credit and various term loans. These credit facilities bear interest at LIBOR plus 1.25%. We guarantee 67% of the amounts outstanding under these facilities. In fiscal 2003, Freedom Rings entered into a $5.0 million revolving line of credit to provide additional funding for store construction and general working capital purposes. Amounts outstanding under the revolving line of credit bear interest at LIBOR plus 1.25%. We guarantee 70% of the amounts outstanding under this facility. Glazed Investments has outstanding several promissory notes issued to finance store development. These notes bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. We guarantee approximately 75% of amounts outstanding under these agreements. Amounts outstanding under our Credit Agreement bear interest at adjusted LIBOR plus an applicable margin, which ranges from .75% to 1.75%. We entered into an interest rate swap to convert the variable rate payments due under the Credit Agreement on a notional amount of $33.0 million to a fixed rate of 5.09% through May 1, 2007. The notional amount declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. The interest cost of our debt is affected by changes in either prime or LIBOR. Such changes could adversely impact our operating results.

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

Part II. Other Information

Item 1. Legal Proceedings

In March 2000, a lawsuit was filed against the Company, management, and Golden Gate Doughnuts, LLC (“Golden Gate”), one of the Company’s consolidated joint ventures, in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate, and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The Company’s statement of operations for the six months ended August 3, 2003 reflects the reversal of the remaining accrual, $525,000.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 4, 2003 for the purpose of electing three directors and ratifying the Company’s appointment of the independent accountants for the current fiscal year.

The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Against	Withheld

Proposal 1:
Election of Directors
Mary Davis Holt	41,306,166	—	6,760,807
James H. Morgan	41,307,191	—	6,759,782
Togo D. West, Jr.	41,575,873	—	6,491,100
Proposal 2:
Appointment of Accountants	41,877,465	6,174,086	80,661

In addition, the terms of the following directors continued after the annual meeting of our shareholders: Erskine Bowles, Scott A. Livengood, William T. Lynch, Jr., John N. McAleer, Dr. Su Hua Newton and Robert L. Strickland.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The Company furnished a Form 8-K on May 28, 2003, with respect to the Company’s press release announcing its financial results for its first fiscal quarter ended May 4, 2003.

The Company filed a Form 8-K on July 11, 2003, in which we reported the announcement that the Company had completed the acquisition of the development rights to, and the assets of, the Dallas, Texas and Shreveport, Louisiana markets from its franchisees that operated these markets for approximately $67.5 million.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC. (Registrant)

Date: September 17, 2003	By:	/s/ Scott A. Livengood
Scott A. Livengood
Chairman of the Board, President,
and Chief Executive Officer
(principal executive officer)

Date: September 17, 2003	By:	/s/ Randy S. Casstevens
Randy S. Casstevens
Chief Financial Officer
(principal financial and
accounting officer)