Form 10-Q
period 2003-11-02
KRISPY KREME DOUGHNUTS INC
filed 2003-12-17
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________________ to ______________

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

Outstanding at December 5, 2003

Common stock at no par value	61,014,006 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended November 2, 2003

INDEX

Page

Part I	Financial Information

Item 1	Consolidated Financial Statements (Unaudited)

a)	Balance Sheets	3
	As of February 2, 2003 and November 2, 2003.
b)	Statements of Operations	4
	For the Three Months and the Nine Months Ended November 3, 2002 and November 2, 2003.
c)	Statement of Shareholders’ Equity
	For the Nine Months Ended November 2, 2003.	5
d)	Statements of Cash Flows For the Nine Months Ended November 3, 2002 and November 2, 2003.	6
e)	Notes to the Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40

Part II	Other Information

Item 1	Legal Proceedings	40
Item 2	Changes in securities and use of proceeds	41
Item 6	Exhibits and Reports on Form 8-K	41

Signatures	42

Krispy Kreme Doughnuts, Inc. Consolidated Balance Sheets (in thousands)
	February 2,	November 2,
	2003	2003

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,203	$39,287
Short-term investments	22,976	—
Accounts receivable, less allowance for doubtful accounts of $1,453 at February 2, 2003 and $941 at November 2, 2003	34,373	42,435
Accounts receivable, affiliates	11,062	17,259
Other receivables	884	2,760
Inventories	24,365	29,717
Prepaid expenses	3,478	5,062
Income taxes refundable	1,963	6,797
Deferred income taxes	9,824	7,056

Total current assets	141,128	150,373
Property and equipment, net	202,558	262,975
Long-term investments	4,344	—
Investments in unconsolidated joint ventures	6,871	14,321
Goodwill and intangible assets	48,703	193,289
Other assets	6,883	13,115

Total assets	$410,487	$634,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,055	$19,241
Book overdraft	11,375	11,096
Accrued expenses	20,981	22,714
Arbitration award	9,075	—
Current maturities of long-term debt	3,301	2,846
Short-term debt	—	8,602
Short-term debt — related party	900	3,250

Total current liabilities	59,687	67,749
Deferred income taxes	9,849	2,293
Long-term debt, net of current portion	49,900	42,444
Revolving lines of credit	7,288	79,000
Other long-term obligations	5,218	8,185

Total long-term liabilities	72,255	131,922
Commitments and contingencies
Minority interest	5,193	6,214
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized; issued and outstanding - 56,295 at February 2, 2003 and 60,979 at November 2, 2003	173,112	286,640
Unearned compensation	(119)	(79)
Notes receivable, employees	(558)	(558)
Nonqualified employee benefit plan assets	(339)	(369)
Nonqualified employee benefit plan liability	339	369
Accumulated other comprehensive loss	(1,486)	(881)
Retained earnings	102,403	143,066

Total shareholders’ equity	273,352	428,188

Total liabilities and shareholders’ equity	$410,487	$634,073

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
	2002	2003	2002	2003

Total revenues	$129,130	$169,629	$354,815	$480,079
Operating expenses	100,295	129,229	277,144	365,414
General and administrative expenses	7,429	9,400	21,641	27,362
Depreciation and amortization expenses	3,403	4,964	8,561	13,768
Arbitration award (Note 12)	—	—	—	(525)

Income from operations	18,003	26,036	47,469	74,060
Interest income	511	222	1,702	664
Interest expense	(653)	(1,312)	(1,161)	(3,175)
Equity loss in joint ventures	(819)	(33)	(999)	(1,529)
Minority interest	(352)	(455)	(1,476)	(1,687)
Loss on disposal of property and equipment	(218)	(302)	(368)	(670)

Income before income taxes	16,472	24,156	45,167	67,663
Provision for income taxes	6,347	9,634	17,323	27,000

Net income	$10,125	$14,522	$27,844	$40,663

Basic earnings per share	$0.18	$0.24	$0.51	$0.69

Diluted earnings per share	$0.17	$0.23	$0.47	$0.66

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

							Nonqualified
						Notes	Employee	Nonqualified	Accumulated Other
	Preferred	Preferred	Common	Common	Unearned	Receivable -	Benefit	Employee Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Assets	Plan Liability	Loss	Earnings	Total

Balance at February 2, 2003	—	$—	56,295	$173,112	$(119)	$(558)	$(339)	$339	$(1,486)	$102,403	$273,352
Net income for the nine months ended November 2, 2003										40,663	40,663
Unrealized holding loss, net									(113)		(113)
Foreign currency translation adjustment, net									469		469
Unrealized gain from cash flow hedge, net									249		249

Total comprehensive Income											41,268
Exercise of stock options, including tax benefit of $37,637			2,993	55,729							55,729
Exercise of warrants				4							4
Issuance of shares in conjunction with acquisition of business (Note 13)			1,247	39,245							39,245
Issuance of shares in conjunction with acquisition of franchise market (Note 13)			444	18,540							18,540
Issuance of restricted common shares				10	(10)						—
Adjustment of nonqualified employee benefit plan investments							(30)	30			—
Amortization of restricted common shares					50						50

Balance at November 2, 2003	—	$—	60,979	$286,640	$(79)	$(558)	$(369)	$369	$(881)	$143,066	$428,188

     The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended

	November 3,	November 2,
	2002	2003

Cash Flow from Operating Activities:
Net income	$27,844	$40,663
Items not requiring cash:
Depreciation and amortization	8,561	13,768
Loss on disposal of property and equipment, net	368	670
Compensation expense related to restricted stock awards	50	50
Deferred income taxes	4,809	(2,850)
Tax benefit from exercise of nonqualified stock options	6,672	37,637
Equity loss in joint ventures	999	1,529
Minority interest	1,476	1,687
Change in assets and liabilities:
Receivables	(11,656)	(11,405)
Inventories	(6,263)	(4,657)
Prepaid expenses	(1,101)	(1,150)
Income taxes, net	608	(4,922)
Accounts payable	(1,214)	4,202
Accrued expenses	(6,603)	(1,352)
Arbitration award	—	(9,075)
Other long-term obligations	669	1,199

Net cash provided by operating activities	25,219	65,994

Cash Flow from Investing Activities:
Purchase of property and equipment	(64,108)	(51,867)
Acquisition of franchise markets, net of cash acquired (Note 13)	(4,982)	(105,462)
Acquisition of business, net of cash acquired (Note 13)	—	4,052
Purchases of investments	(22,122)	(6,000)
Proceeds from investments	23,094	33,136
Investments in unconsolidated joint ventures	(6,474)	(7,512)
(Increase) decrease in other assets	608	(1,907)

Net cash used for investing activities	(73,984)	(135,560)

Cash Flow from Financing Activities:
Proceeds from exercise of stock options	3,687	18,092
Proceeds from exercise of warrants	—	4
Book overdraft	1,440	(279)
Minority interest	(422)	(666)
Issuance of long-term debt	36,187	38,240
Issuance of short-term debt	—	55,000
Repayment of long-term debt	(1,431)	(46,189)
Repayment of short-term debt	—	(57,684)
Net borrowings from revolving lines of credit	499	71,712
Issuance of short-term debt — related party	—	2,350
Debt issue costs	(126)	(837)
Issuance of notes receivable	—	(3,157)
Collection of notes receivable	1,857	64

Net cash provided by financing activities	41,691	76,650

Net (decrease) increase in cash and cash equivalents	(7,074)	7,084
Cash and cash equivalents at beginning of period	21,904	32,203

Cash and cash equivalents at end of period	$14,830	$39,287

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisition of business	$—	$38,496
Receipt of promissory notes in connection with sale of assets	$—	$3,551
Issuance of promissory note in connection with acquisition of franchise market	$—	$11,286
Issuance of stock in conjunction with acquisition of franchise market	$5,434	$18,540

Issuance of stock in conjunction with acquisition of additional interest in area developer franchisee	$22,248	$—
Issuance of restricted common shares	$—	$10

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles and should be read together with the Company’s Annual Report for the year ended February 2, 2003. The financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. As of November 2, 2003, the Company consolidated the accounts of three joint ventures which the Company controlled: Freedom Rings, LLC (“Freedom Rings”), the joint venture with rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey; Glazed Investments, LLC (“Glazed Investments”), the joint venture with rights to develop stores in Colorado, Minnesota and Wisconsin; and Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with rights to develop stores in Northern California. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net income or loss of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are generally accounted for by the cost method of accounting. In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation of business enterprises. See further discussion under “Recent Accounting Pronouncements” below.

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

Management determines the appropriate classification of its investments in marketable securities at the time of the purchase and reevaluates such determination at each balance sheet date. At February 2, 2003, all marketable securities were classified as available-for-sale. The Company did not hold any investments at November 2, 2003. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive loss. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

Goodwill and Intangible Assets

Goodwill and intangible assets consist of goodwill recorded in connection with business acquisitions and the value assigned to certain intangible assets acquired in connection with business acquisitions and in connection with the acquisition of rights to certain markets from franchisees. The Company has determined that all intangible assets have indefinite lives and, as a result, are not subject to amortization. The Company performs a test of impairment annually as of December 31. The Company recorded no impairment losses during the nine months ended November 3, 2002 or November 2, 2003.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 9 — Business Segment Information) is as follows:

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

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders’ equity. Total comprehensive income for the three and nine months ended November 3, 2002 was $9,561,000 and $26,117,000, respectively, and for the three and nine months ended November 2, 2003 was $14,607,000 and $41,268,000, respectively.

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

Had compensation expense for the Company’s stock options been based on the fair value at the grant date under the methodology prescribed by SFAS No. 123, the Company’s income from continuing operations and earnings per share for the three and nine months ended November 3, 2002 and November 2, 2003 would have been impacted as follows:

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income, as reported	$10,125	$14,522	$27,844	$40,663
Add: Stock-based expense reported in net income, net of related tax effects	—	16	—	62
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,300)	(1,645)	(5,858)	(7,358)

Pro forma net income	$7,825	$12,893	$21,986	$33,367

Earnings per share:
Reported earnings per share — Basic	$0.18	$0.24	$0.51	$0.69
Pro forma earnings per share — Basic	0.14	0.21	0.40	0.57
Reported earnings per share — Diluted	0.17	0.23	0.47	0.66
Pro forma earnings per share — Diluted	0.13	0.20	0.37	0.54

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. Since the release of FIN 46, the FASB has issued several staff positions (“FSP”) regarding FIN 46, two of which remain in proposed form. In October 2003, the FASB released FSP 46-6, which deferred the effective date for application of FIN 46 to variable interest entities created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. While the Company continues to analyze the provisions of FIN 46 as they relate to the accounting for its investment in joint ventures, the Company expects that FIN 46 will require it to begin consolidating the accounts of New England Dough, LLC, (“New England Dough”) the joint venture with rights to develop Krispy Kreme stores in certain markets in the Northeastern United States in which the Company holds a 57% interest, effective February 1, 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. Consolidation of New England Dough is not expected to have a material impact on the net operating results of the Company, although it will result in increases in individual line items in the Company’s financial statements. As a result of the emerging interpretations of and amendments to FIN 46, the Company continues to evaluate the impact of FIN 46, including its impact on other investments in joint ventures.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, requiring a financial instrument within its scope be classified as a liability. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company’s third quarter of fiscal 2004. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

Note 3: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

	Distribution	Equipment	Mix	Company	Montana
(In thousands)	Center	Department	Department	Stores	Mills	Total

February 2, 2003
Raw materials	$—	$3,828	$1,069	$1,922	$—	$6,819
Work in progress	—	234	—	—	—	234
Finished goods	2,222	3,616	172	—	—	6,010
Purchased merchandise	10,191	—	—	966	—	11,157
Manufacturing supplies	—	—	145	—	—	145

Totals	$12,413	$7,678	$1,386	$2,888	$—	$24,365

November 2, 2003
Raw materials	$—	$4,114	$1,474	$2,881	$122	$8,591
Work in progress	—	78	—	—	—	78
Finished goods	2,933	5,337	210	—	87	8,567
Purchased merchandise	11,158	—	—	1,099	85	12,342
Manufacturing supplies	—	—	139	—	—	139

Totals	$14,091	$9,529	$1,823	$3,980	$294	$29,717

Note 4: Property and Equipment

Property and equipment consists of the following:

	February 2,	November 2,
(In thousands)	2003	2003

Land	$24,741	$31,873
Buildings	88,641	120,697
Machinery and equipment	118,332	145,220
Leasehold improvements	19,522	20,537
Construction in progress	1,534	6,384

	252,770	324,711
Less: accumulated depreciation	50,212	61,736

Property and equipment, net	$202,558	$262,975

Note 5: Goodwill and Intangible Assets

     Goodwill and intangible assets consists of the following:

	February 2,	November 2,
(In thousands)	2003	2003

Goodwill	$201	$18,928
Reacquired franchise rights	48,502	161,038
Tradenames	—	12,267
Recipes	—	1,056

	$48,703	$193,289

Note 6: Accrued Expenses

     Accrued expenses are as follows:

	February 3,	November 2,
(In thousands)	2002	2003

Insurance	$6,150	$7,783
Salaries, wages and incentive compensation	6,034	4,129
Deferred revenue	1,485	1,293
Taxes, other than income	1,865	3,647
Other	5,447	5,862

	$20,981	$22,714

Note 7: Debt

     The Company’s debt consists of the following:

	February 2,	November 2,
(In thousands)	2003	2003

Krispy Kreme Doughnut Corporation:
$119.3 million revolving line of credit	$—	$79,000
$40 million revolving line of credit	—	—
Golden Gate:
$6.75 million revolving line of credit	4,750	—
Freedom Rings:
$5 million revolving line of credit	2,538	—

Revolving lines of credit	$7,288	$79,000

Krispy Kreme Doughnut Corporation:
Short-term debt	$—	$8,602

Glazed Investments:
Short-term debt — related party	$900	$3,250

Krispy Kreme Doughnut Corporation:
$30.7 million term loan	$—	30,525
$33 million term loan	31,763	—
Golden Gate:
Term loans	6,902	—
Glazed Investments:
Real Estate and Equipment loans	14,400	14,609
Subordinated notes	136	136
Montana Mills:
Other debt	—	20

	53,201	45,290
Current maturities of long-term debt	(3,301)	(2,846)

Long-term debt, net of current portion	$49,900	$42,444

$150 Million Credit Agreement

On October 31, 2003, the Company entered into a $150,000,000 unsecured bank credit facility (“Credit Facility”) to refinance certain existing debt and increase borrowing availability for general working capital purposes and other financing and investing activities. The Credit Facility consists of a $119,338,000 revolving credit facility (“Revolver”) and a $30,662,000 term loan (“Term Loan”). Borrowings under the Revolver, totaling $79,000,000, were used to repay amounts outstanding, including interest, under a $55,000,000 short-term promissory note entered into during the second quarter of fiscal 2004 to partially finance an acquisition (see Note 13 – Acquisitions) and to repay bank debt of Freedom Rings and Golden Gate (see below). From the proceeds of the Revolver borrowings, the Company provided loans to these consolidated joint ventures to enable them to repay this debt. Given its significant ownership interest, the Company will continue to make financing available to its consolidated joint ventures to fund their capital needs as this process provides a lower cost of capital and administrative efficiencies. Borrowings under the Term Loan were used to refinance an existing term loan (“$33 Million Term Loan”) entered into to fund the initial purchase and completion of the Company’s mix and distribution facility in Effingham, Illinois (see below).

The amount available under the Revolver is reduced by letters of credit and was $32,948,000 at November 2, 2003. Outstanding letters of credit, primarily for insurance purposes, totaled $7,390,000 at November 2, 2003. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50,000,000, which would increase total availability under the Revolver to $169,338,000.

Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Credit Facility is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at November 2, 2003 was 2.42%. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank, which was initially entered into in May 2002 to convert variable rate payments due under the $33 Million Term Loan to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, originally to correspond with the reduction in principal of the $33 Million Term Loan and which now corresponds with the reduction in principal of the Term Loan. The notional amount of the swap at November 2, 2003 was $30,525,000. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At February 2, 2003 and November 2, 2003, the fair value carrying amount of the swap was a liability of $2,550,000 and $2,179,000, respectively. Accumulated other comprehensive income for the three and nine months ended November 2, 2003 includes, net of related tax benefits, a loss of $16,000 and a gain of $249,000, respectively, and for the three and nine months ended November 3, 2002 includes, net of related tax benefits, a loss of $485,000 and $1,487,000, respectively, related to the swap.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At November 2, 2003, the Company was in compliance with each of these covenants.

$40 Million Revolving Line of Credit

In December 1999, the Company entered into an unsecured Loan Agreement (the “Agreement”) with a bank to increase borrowing availability and extend the maturity of an existing revolving line of credit. The Agreement provided a $40.0 million revolving line of credit that was scheduled to expire on June 30, 2004. Under the terms of the Agreement, interest on amounts advanced was charged, at the Company’s option, at either the lender’s prime rate less 110 basis points or at the one-month LIBOR plus 100 basis points and a fee of 0.10% was payable on the unused portion. On October 31, 2003, upon entering into the Credit Facility, this Agreement was cancelled.

$33 Million Term Loan

In March 2002, the Company entered into a credit agreement with a bank (“Credit Agreement”) to provide funding of up to $35,000,000 for the initial purchase and completion of the Company’s mix and distribution facility in Effingham, Illinois (the “Facility”). Construction of the Facility began in May 2001 and was originally funded through a synthetic lease agreement with a bank. The Company terminated the synthetic lease and purchased the Facility from the bank with the proceeds from the initial borrowing under the Credit Agreement, $31,710,000.

On May 1, 2002, the outstanding borrowings under the Credit Agreement, totaling $33,000,000, were converted to a $33 Million Term Loan. The $33 Million Term Loan required monthly payments of principal of $137,500 and interest through September 21, 2007, at which time a final payment of all outstanding principal and accrued interest would be due. Interest was payable at Adjusted LIBOR, as defined within the Credit Agreement, plus an Applicable Margin, as defined. The Applicable Margin ranged from .75% to 1.75% and was determined based upon the Company’s performance under certain financial covenants contained in the Credit Agreement. On October 31, 2003, amounts outstanding under the $33 Million Term Loan were repaid in full with the proceeds from the Credit Facility Term Loan and the $33 Million Term Loan was cancelled.

Short-term Debt

On October 27, 2003, the Company entered into a promissory note agreement (“Promissory Note”) as partial payment for the acquisition by the Company of the rights to certain franchise markets in Michigan, as well as the related assets, which included five stores, from an Area Developer franchisee (see Note 13 – Acquisitions). The principal amount of the Promissory Note is determined based upon a formula outlined in the agreement, which is generally based upon the operating results of the Michigan market. The initial principal amount of the Promissory Note was $11,286,000. The Company may prepay the Promissory Note at any time without penalty and is required to prepay it under certain circumstances. Subsequent to completion of the acquisition, the Company made a prepayment of $2,684,000. The Promissory Note bears interest at 2.68% and matures on October 27, 2007, at which time all outstanding principal and accrued interest is due.

Consolidated Joint Ventures — Golden Gate

In October 2001, Golden Gate entered into a $6,750,000 revolving line of credit agreement with a bank to provide funding to support store construction, the growth of off-premises sales and general working capital needs. The line of credit was scheduled to mature October 12, 2004. In addition, Golden Gate had entered into term loan agreements with a bank to provide funding for the construction of stores and the purchase of equipment. Interest on borrowings under the line of credit and the term loans was charged at one-month LIBOR plus 1.25%. The term loans required monthly payments of principal plus interest determined based upon fixed terms ranging from seven to ten years, with a final payment of all remaining outstanding amounts due after five years. The term loans were scheduled to mature beginning in 2006. On October 31, 2003, amounts outstanding under the revolving line of credit and the term loans were repaid in full with proceeds from borrowings under the Credit Facility Revolver and the agreements were cancelled.

Consolidated Joint Ventures — Freedom Rings

In June 2002, Freedom Rings entered into an unsecured loan agreement with a bank to provide initial funding of $1,500,000 for construction of a retail store. On November 6, 2002, Freedom Rings entered into a $5,000,000 revolving line of credit with the bank to provide funding for the construction of additional retail stores and general working capital purposes. The line of credit replaced the $1,500,000 loan, which was repaid in full and cancelled. Interest on borrowings under the line of credit was charged at the bank’s one-month LIBOR plus 1.25%. The line of credit was scheduled to mature on August 15, 2004. On October 31, 2003, the amounts outstanding under the line of credit were repaid in full with proceeds from the Credit Facility Revolver and the line of credit was cancelled.

Consolidated Joint Ventures — Glazed Investments

In addition to financing provided by the Company as discussed above, Glazed Investments typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At November 2, 2003, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.09% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at November 2, 2003 totaled $3,250,000 and are reported as short-term debt - related party in the accompanying consolidated financial statements. Subsequent to November 2, 2003, these notes were repaid and cancelled.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the accompanying consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at November 2, 2003 as reflected in the accompanying consolidated balance sheet totaling $136,000 represent the total amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

For franchisees in which we have an ownership interest, the Company will sometimes guarantee an amount of the debt or leases, generally equal to the Company’s ownership percentage. The amounts guaranteed by the Company are disclosed in Note 10 — Joint Ventures.

Note 8: Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares. The treasury stock method is used to calculate dilutive shares. This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised, the proceeds of the tax benefits recognized by the Company in conjunction with nonqualified stock plans and from the amounts of unearned compensation associated with restricted shares.

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
(In thousands)	2002	2003	2002	2003

Basic shares outstanding	55,334	60,173	54,742	58,543
Effect of dilutive securities:
Stock options	4,233	2,960	4,453	3,429
Restricted stock	8	3	8	3

Diluted shares outstanding	59,575	63,136	59,203	61,975

Stock options in the amount of 1,268,500 shares and 149,400 shares for the three and nine months ended November 3, 2002, respectively, and stock options and warrants in the amount of 1,330,100 and 1,387,500 shares for the three and nine months ended November 2, 2003, respectively, have been excluded from the diluted shares calculation as the inclusion of these options would be anti-dilutive.

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

The following table presents the results of the Company’s operating segments for the three and nine months ended November 3, 2002 and November 2, 2003. Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
(In thousands)	2002	2003	2002	2003

Revenues:
Company store operations	$78,991	$110,573	$227,919	$317,158
Franchise operations	4,941	6,536	13,983	17,555
KKM&D	97,392	119,028	255,895	327,908
Montana Mills	—	1,867	—	4,481
Intercompany sales eliminations	(52,194)	(68,375)	(142,982)	(187,023)

Total revenues	$129,130	$169,629	$354,815	$480,079

Operating Income (Loss):
Company store operations	$13,886	$20,309	$39,593	$61,969
Franchise operations	3,723	5,324	10,525	13,721
KKM&D	8,225	10,941	20,176	27,824
Montana Mills	—	(723)	—	(1,408)
Unallocated general and administrative expenses	(7,831)	(9,815)	(22,825)	(28,571)
Arbitration award	—	—	—	525

Total operating income	$18,003	$26,036	$47,469	$74,060

Depreciation and Amortization Expenses:
Company store operations	$2,282	$3,625	$6,276	$9,900
Franchise operations	41	43	67	129
KKM&D	678	752	1,034	2,233
Montana Mills	—	128	—	295
Corporate administration	402	416	1,184	1,211

Total depreciation and amortization expenses	$3,403	$4,964	$8,561	$13,768

Note 10: Joint Ventures

From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based upon their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether or not the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 2 - Summary of Significant Accounting Policies.

As of November 2, 2003, the Company had invested in 18 area developer joint ventures and held interests ranging from 25.0% to 74.7%. The Company will continue to seek opportunities to develop markets through joint ventures or to increase its ownership in existing joint ventures when there are sound business reasons to do so.

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

Also on March 5, 2002, the Company increased its ownership interest in six joint ventures by acquiring from Scott Livengood, Chairman, President and CEO, his interests in these joint ventures. In February 2000, the compensation committee of the Company’s board of directors approved investments by Mr. Livengood in joint ventures with certain new area developers in exchange for his giving up his rights to develop the Northern California market. The Company did not provide any funds to Mr. Livengood to invest in the joint ventures nor did it provide guarantees for the investments. Mr. Livengood had 3% investments in six area developers as of February 3, 2002. On March 5, 2002, after approval by the Company’s board of directors, Mr. Livengood sold his interests in the joint ventures to the Company at his original cost of $558,800.

The Company increased its ownership interest in KremeWorks, LLC (“KremeWorks”), the area developer with rights to develop markets in the northwestern portion of the United States and western Canada, effective March 5, 2002 by acquiring from John McAleer, the Company’s Executive Vice President and Vice Chairman, his interest in this joint venture. In February 2000, the compensation committee of the Company’s board of directors approved an investment by Mr. McAleer in this joint venture. The Company did not provide any funds to Mr. McAleer to invest in the joint venture nor did it provide guarantees for the investment. Mr. McAleer had a 21.7% investment in KremeWorks as of February 3, 2002. On March 5, 2002, Mr. McAleer, upon approval by the Company’s board of directors, sold his ownership interest in KremeWorks to the Company at his original cost of $75,800. With this acquisition, the Company increased its interest in the joint venture to 25.0% and gained one of the four seats on the management committee. As a result, the Company began accounting for its investment in KremeWorks using the equity method effective March 5, 2002.

As a result of the transactions on March 5, 2002 in which the Company acquired the KKEG’s, Mr. Livengood’s and Mr. McAleer’s investments in the joint ventures as described above, the ownership percentages of the Company and other investors (which do not include the KKEG, Mr. Livengood or Mr. McAleer) in certain joint ventures changed as follows:

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

Consolidated Joint Ventures

On March 22, 2000, the Company entered into a joint venture, Golden Gate, to develop the Northern California market. As discussed above, the Company holds a 67% interest in the joint venture and has the right to designate two of the joint venture’s three management committee seats. The financial statements of this joint venture are consolidated in the results of the Company, with the 33% not owned by the Company included in minority interest. The Company has guaranteed the payments on several of Golden Gate’s real estate leases. The original terms of the guarantees range from five to twenty years. The Company also previously provided guarantees of 67% of Golden Gate’s outstanding bank debt. As discussed in Note 7 – Debt, this bank debt was repaid in full on October 31, 2003 through borrowings under the Company’s Revolver.

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

On March 6, 2001, the Company entered into a joint venture, Freedom Rings, to develop the Eastern Pennsylvania, Delaware and Southern New Jersey markets. The Company invested $1,167,000 for a 70% interest and holds three of four management committee seats. The financial statements of this joint venture are consolidated with those of the Company and the 30% not owned by Krispy Kreme is included in minority interest. The Company has guaranteed payments on certain real estate leases of Freedom Rings. The original terms of the guarantees range from seven to ten years. The Company also previously provided guarantees of 70% of Freedom Rings’ outstanding bank debt. As discussed in Note 7 – Debt, this bank debt was repaid in full on October 31, 2003 through borrowings under the Company’s Revolver.

Summarized information for the Company’s investments in consolidated joint ventures as of November 2, 2003, including outstanding loan and lease guarantees, is as follows:

		Number of
		Stores as of	Ownership %
		November 2, 2003 /			Loan/
	General Geographical	Total Stores to be		Third	Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

					(in thousands)

Freedom Rings, LLC	Eastern Pennsylvania, Delaware, Southern New Jersey	5/28 Manager Allocation	70.0 3%	30.0 1%	$1,063
Glazed Investments, LLC	Colorado, Minnesota, Wisconsin	15/46 Manager Allocation	74.7 4%	25.3 2%	$10,779
Golden Gate Doughnuts, LLC	Northern California	16/25 Manager Allocation	67.0 2%	33.0 1%	$5,223

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	Outstanding debt amounts for these joint ventures are reflected in Note 7 - Debt.

Equity Method Joint Ventures

As of November 2, 2003, the Company had invested in 15 joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 10.0% per annum, and have maturity dates ranging from October 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests and manager allocations for joint ventures which are accounted for by the equity method is summarized as follows:

		Number of
		Stores as of	Ownership %
		November 2, 2003/
	General Geographical	Total Stores to			Third	Loan/Lease
	Market	be Developed (1)	KKDC		Parties	Guarantees

						(in thousands)

A-OK, LLC	Arkansas, Oklahoma	4/10	30.3%		69.7%	$1,340
		Manager Allocation	2		4
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	7/9	30.3%		69.7%	—
		Manager Allocation	2		4
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	1/5	33.3%		66.7%	$632
		Manager Allocation	2		4
Entrepreneurship and Economic	North Carolina (Greensboro)	1/1	49.0%		51.0%	—
Development Investment, LLC		Manager Allocation	1		1
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	2/2	33.3%		66.7%	$621
		Manager Allocation	—	(2)	— (2)
KK Wyotana, LLC	Wyoming, Montana	0/4	33.3%		66.7%	—
		Manager Allocation	—		1
KKNY, LLC	New York City,	7/25	30.3%		69.7%	—
	Northern New Jersey	Manager Allocation	2		4
KremeKo, Inc.	Central and Eastern Canada	10/33	40.6%		59.4%	$934
		Manager Allocation	2	(3)	9 (3)
KremeWorks, LLC (4)	Alaska, Hawaii, Oregon,	9/31	25.0%		75.0%	—
	Washington, Western Canada	Manager Allocation	1		3
Krispy Kreme Australia Pty Limited	Australia,	2/31	35.0%		65.0%	$1,858
	New Zealand	Manager Allocation	2		3
Krispy Kreme of South Florida, LLC	Southern Florida	5/11	35.3%		64.7%	$1,450
		Manager Allocation	2		3
Krispy Kreme U.K. Limited	United Kingdom,	2/26	35.1%		64.9%	—
	Republic of Ireland	Manager Allocation	3		3
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	0/20	30.0%		70.0%	—
		Manager Allocation	2		3
New England Dough, LLC	Connecticut, Massachusetts,	6/17	57.0	%(5)	43.0%	$5,578
	Rhode Island	Manager Allocation	2		2
PRIZ Doughnuts, LP	Texas (El Paso)	1/3	33.3%		66.7%	—
	Mexico (Ciudad Juarez)	Manager Allocation	—	(2)	— (2)

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with many of these joint ventures.

(2)	KK-TX I, L.P. and PRIZ Doughnuts, LP are limited partnerships. The Company holds a 33.3% interest in each of these joint ventures as a limited partner. Under the terms of the partnership agreements, the general partner has full responsibility for managing the business of the partnership.

(3)	KremeKo, Inc.’s shareholders’ agreement requires that its board consist of eleven directors. The Company has the right to designate two of the directors and three other shareholders each have the right to designate one director. The remaining six directors are nominated by the board and elected by the shareholders.

(4)	Prior to March 5, 2002, KremeWorks was accounted for using the cost method; however, as explained above, on March 5, 2002, John McAleer sold his interest in KremeWorks to the Company. As a result, the Company’s investment in KremeWorks increased to 25% and the Company gained one of four seats on the management committee. Subsequent to March 5, 2002, the Company’s investment in KremeWorks has been accounted for by the equity method.

(5)	Although the Company’s ownership interest in New England Dough exceeds 50%, the Company has historically accounted for this interest under the equity method as the Company does not have the ability to designate a majority of the members of the joint venture’s management committee. As discussed in “Recent Accounting Pronouncements” under Note 2 — Summary of Significant Accounting Policies, the Company has determined that the provisions of FIN 46 require the Company to begin consolidating the accounts of New England Dough with those of the Company effective February 1, 2004.

Note 11: Commitments and Contingencies

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily for the purpose of providing financing guarantees. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from 2 to 20 years. The Company’s contingent liability related to these guarantees was approximately $7,652,000 at February 2, 2003 and $12,969,000 at November 2, 2003. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt, the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at November 2, 2003, $12,413,000 is for franchisees in which we have less than a controlling ownership interest and is summarized in Note 10 — Joint Ventures. The percentage guaranteed is equivalent to the Company’s ownership percentage in the joint venture. The guarantees expire between fiscal 2004 and fiscal 2029. The remaining guarantees of $556,000 are for franchisees in which we have no ownership interest and expire between fiscal 2007 and fiscal 2014. These guarantees require payment from the Company in the event of default on payment by the respective debtor. If the debtor defaults, the Company may be required to pay a proportionate share of other amounts outstanding under the respective agreements, such as accrued interest and related fees. The Company cannot estimate the amount of any such additional payments that could be required. The Company has not experienced any losses in connection with these guarantees and management believes the likelihood that material payments will be required under these guarantees is remote. With respect to guarantees that the Company issued in the nine months ended November 2, 2003, the Company assessed the fair value of its obligation to perform under these guarantees if required to do so by considering the likelihood of certain triggering events or other conditions requiring performance. The Company determined that the fair value of these guarantees was not material to the Company’s financial position or results of operations.

The Company also guarantees leases and debt owed to financial institutions for consolidated joint ventures. The maximum amount guaranteed for these joint ventures is $17,065,000 at November 2, 2003 and is summarized in Note 10 — Joint Ventures. At November 2, 2003, the outstanding debt under the loans guaranteed, which is included in long-term debt and current maturities of long-term debt in the accompanying consolidated financial statements, is $14,609,000. These guarantees expire in fiscal 2006 through fiscal 2023.

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

At November 2, 2003, the Company had outstanding letters of credit totaling $7,510,000. Of this amount, $7,151,000 represents letters of credit issued primarily to ensure payment by the Company of possible casualty and workers’ compensation claims. The remaining $359,000 represents primarily letters of credit provided in lieu of security deposits for leases on certain stores operated by a joint venture.

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

Note 12: Legal Contingencies

In March 2000, a lawsuit was filed against the Company, management and Golden Gate in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The accompanying statement of operations for the nine months ended November 2, 2003 reflects the reversal of the remaining accrual, $525,000.

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

Effective March 10, 2003, the Company acquired the rights to certain franchise markets in Kansas and Missouri, as well as the related assets, which included five stores, from an Area Developer franchisee in exchange for cash of $32,992,000. The purchase price was allocated to accounts receivable — $301,000, inventories — $128,000, property and equipment — $5,068,000, other assets — $11,000, accrued expenses — $59,000 and reacquired franchise rights, an intangible asset not subject to amortization — $27,543,000.

Effective June 30, 2003, the Company acquired the rights to certain franchise markets in Dallas, Texas and Shreveport, Louisiana, as well as the related assets, which included six stores, from Associate franchisees, including Joseph A. McAleer, a former officer and director of the Company, and Steven D. Smith, an emeritus director. The total purchase price for this acquisition was $67,466,000, which was funded through a combination of cash and the proceeds from a $55,000,000 short-term promissory note with a bank, which has since been replaced with long-term financing (see Note 7 — Debt). The purchase price was allocated to accounts receivable — $1,526,000, inventory — $187,000, property and equipment — $12,053,000, accrued expenses — $298,000 and reacquired franchise rights, an intangible asset not subject to amortization — $53,998,000.

Effective October 27, 2003, the Company acquired the rights to certain franchise markets in Michigan, as well as the related assets, which included five stores, from an Area Developer franchisee in exchange for 443,917 shares of common stock, valued at approximately $18,540,000, a promissory note in the amount of $11,286,000 (see Note 7 – Debt) and cash of $2,229,000. The purchase price was preliminarily allocated to accounts receivable — $642,000, inventory — $144,000, prepaid expenses — $157,000, property and equipment — $2,936,000, accrued expenses — $977,000 and reacquired franchise rights, an intangible asset not subject to amortization — $29,153,000.

On April 7, 2003, the Company completed the acquisition of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern and Midwestern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. In addition to providing operating synergies, the acquisition of Montana Mills is expected to provide the Company with the ability to leverage its existing capabilities, such as its distribution chain, its off-premises sales and its coffee-roasting expertise, in order to expand Montana Mills’ business. The acquisition is also expected to provide an opportunity to apply the Company’s experience and strength in creating a national franchise network towards building a franchise network for Montana Mills.

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

The purchase price of Montana Mills was preliminarily allocated to the assets acquired and liabilities assumed based upon an independent valuation, as follows: cash and cash equivalents — $3,279,000; accounts receivable — $74,000; inventories — $294,000; prepaid expenses — $277,000; income taxes refundable — $41,000; current deferred income taxes — $2,250,000; property and equipment — $4,207,000; other assets — $104,000; accounts payable — $984,000; accrued expenses — $1,817,000; current maturities of long-term debt — $29,000; long-term debt — $9,000; other long-term obligations — $118,000; tradenames — $11,300,000; recipes — $876,000 and goodwill — $18,727,000.

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

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
(In thousands, except per share amounts)	2002	2003	2002	2003

Total revenues	$138,799	$171,823	$385,531	$493,832
Net income	$11,261	$15,477	$30,898	$40,000
Diluted earnings per share	$0.18	$0.24	$0.51	$0.64

The unaudited pro forma financial information presented above includes the revenues and net income or loss of franchise markets acquired and Montana Mills. Adjustments to the combined amounts were made to eliminate franchise fees and royalties previously earned by the Company from the acquired franchise operations for the periods presented, as well as to eliminate KKM&D revenues and corresponding expenses resulting from sales to these operations. The results of operations for Montana Mills for the nine months ended November 2, 2003 includes a charge related to Montana Mills’ decision to close eight stores which were either underperforming or located in markets where Montana Mills’ penetration was generally weaker. The charge included lease termination costs, provisions to reduce the carrying amount of leasehold improvements and related store furnishings and equipment to estimated net realizable values and various other expenses associated with the closing of the stores. All stores were closed prior to April 7, 2003, the effective date of the Company’s acquisition.

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

In addition to our retail stores, we are vertically integrated. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and manufactures our doughnut-making equipment, which all of our stores are required to purchase. Additionally, this business unit currently operates distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. In fiscal 2003, we opened our second mix manufacturing and distribution facility in Effingham, Illinois. This mix facility tripled our mix manufacturing capacity and also added our third distribution facility. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the penetration of on-premises and off-premises sales channels by existing stores.

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

In our recent store development efforts, we have focused on opening both Company and franchise stores in major metropolitan markets, generally markets with greater than 100,000 households. In fiscal 2003, we announced an initiative to enhance our expansion through the opening of factory stores in small markets, with small markets being defined as those markets having less than 100,000 households. Through value engineering, we believe we have reduced the level of investment in property and equipment required to open a Krispy Kreme store, making the opportunity to enter small markets economically viable. We also expect that stores in these small markets will participate in fund-raising programs and develop off-premises business, further enhancing the opportunity in these markets, although we believe that their retail sales alone will generate attractive financial returns. We expect the stores opened in these markets will be a combination of both Company-owned and franchised stores that will be opened by our existing franchisees. We are currently in the process of awarding concurrent development agreements for certain small markets to many of our existing franchisees.

Additionally, we have begun experimenting with two additional store formats, which we refer to broadly as “Satellites.” Satellites consist of the “doughnut and coffee shop” (“DCS”) format and the fresh shop format.

During fiscal 2002, we introduced the DCS format. This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a DCS as in a factory store. Additionally, the DCS offers our new full line of coffee and other beverages. As of November 2, 2003, eight DCSs were open, six of which are owned by the Company. We plan to continue our tests of this concept. We believe this technology and future evolutions of this technology will facilitate our expansion into smaller markets and dense urban areas.

In addition to the DCS format, we are experimenting with the fresh shop format. In this format, we will sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store, multiple times each day. We view the fresh shop format, which we believe will have attractive financial returns, as an additional way to achieve market penetration in a variety of market sizes and settings. We began our tests of this concept during the third quarter of fiscal 2004.

As stated above, we intend to expand our concept primarily through opening both Company-owned and franchised stores in territories across the United States and Canada, as well as in select other international markets as discussed below. We also have entered and intend to enter into joint ventures with some of our franchisees. During the nine months ended November 2, 2003, we opened 55 new stores and as of November 2, 2003, there were 326 Krispy Kreme stores nationwide, consisting of 128 Company-owned stores (including 36 which are consolidated joint venture stores), 143 Area Developer franchise stores (including 57 in which we have a joint venture interest) and 55 Associate franchise stores. We anticipate fiscal 2004 store openings to range between 92 and 97 new stores, including factory stores and Satellites, most of which are expected to be franchise stores. The store format will be determined by the site opportunities, primarily the space available.

In connection with our international expansion plans, we are developing the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have ten stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. These stores are owned and operated by a joint venture. During fiscal 2003, we entered into a joint venture to develop the Australian and New Zealand markets. The joint venture opened its first store in Australia, a commissary, in late fiscal 2003 and opened its first retail store in the second quarter of fiscal 2004. During fiscal 2003, we also entered into a joint venture to develop Krispy Kreme stores in the United Kingdom and the Republic of Ireland. The joint venture opened its first store in the United Kingdom, a commissary, in the second quarter of fiscal 2004 and opened its first retail store in October 2003. In May 2003, we entered into a joint venture to develop stores in Mexico. We anticipate the joint venture will open its first store in Mexico in the fourth quarter of fiscal 2004 or early fiscal 2005. We are also focusing on additional markets outside the United States, including Japan, South Korea and Spain. Our initial research indicates that these will be viable markets for the Krispy Kreme concept, however, further market research and evaluation is ongoing.

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

Overview. Systemwide sales includes the sales of both our company and franchised stores, including Montana Mills stores, and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment, royalties and fees received from our franchisees and sales of our Montana Mills business segment, but exclude the sales of our franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of the Krispy Kreme brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. A store is added to our comparable store base in its nineteenth month of operation. A summary discussion of our consolidated results is also presented.

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

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
	2002	2003	2002	2003

Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	77.7	76.2	78.1	76.1
General and administrative expenses	5.8	5.5	6.1	5.7
Depreciation and amortization expenses	2.6	2.9	2.4	2.9
Arbitration award	—	—	—	(0.1)

Income from operations	13.9	15.4	13.4	15.4
Interest income	0.4	0.1	0.5	0.1
Interest expense	(0.5)	(0.8)	(0.3)	(0.7)
Equity loss in joint ventures	(0.6)	—	(0.3)	(0.3)
Minority interest	(0.3)	(0.3)	(0.4)	(0.3)
Loss on disposal of property and equipment	(0.2)	(0.2)	(0.1)	(0.1)

Income before income taxes	12.7	14.2	12.8	14.1
Provision for income taxes	4.9	5.7	4.9	5.6

Net income	7.8%	8.5%	7.9%	8.5%

(in thousands)
Operating Data:
Systemwide sales:
Company stores	$78,991	$110,573	$227,919	$317,158
Franchise stores	116,323	140,613	337,391	400,362

Total Krispy Kreme stores	195,314	251,186	565,310	717,520
Montana Mills stores	—	1,867	—	4,481

Total	$195,314	$253,053	$565,310	$722,001

Increase in comparable store sales:
Company-owned		13.3%		14.7%
Systemwide		9.5%		10.6%

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

	Three months ended		Nine months ended

	November 3,	November 2,	November 3,	November 2,
	2002	2003	2002	2003

Revenues by Business Segment:
Company store operations	61.2%	65.2%	64.2%	66.1%
Franchise operations	3.8	3.8	4.0	3.7
KKM&D	35.0	29.9	31.8	29.3
Montana Mills	—	1.1	—	0.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	79.5%	78.4%	79.9%	77.3%
Franchise operations	23.8%	17.9%	24.3%	21.1%
KKM&D	80.3%	76.9%	81.2%	78.7%
Montana Mills	—	131.9%	—	124.8%
Total operating expenses	77.7%	76.2%	78.1%	76.1%

Three months ended November 2, 2003 compared with three months ended November 3, 2002

Overview

Systemwide sales for the third quarter of fiscal 2004 increased 29.6% to $253.1 million compared to $195.3 million in the third quarter of the prior year. Excluding sales of Montana Mills stores, systemwide sales increased 28.6% to $251.2 million. The increase in systemwide sales for Krispy Kreme stores was comprised of an increase of 40.0% in Company store sales, which increased to $110.6 million, and an increase of 20.9% in franchise store sales, which increased to $140.6 million. During the quarter, ten new Company stores and 17 new franchise stores were opened while one Company store and two franchise stores were closed, for a net increase of 24 stores. Additionally, five Area Developer franchise stores became Company stores as a result of the Company's acquisition of the franchise market in Michigan. The total number of stores at the end of the quarter was 326. Of those, 128 are Company stores (including 36 which are consolidated joint venture stores), 143 are Area Developer franchise stores (including 57 in which we have a joint venture interest) and 55 are Associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, contributed significantly to the 9.5% increase in our systemwide comparable store sales.

Total Company revenues, which include sales from Company stores, franchise operations, KKM&D and Montana Mills, increased 31.4% to $169.6 million in the third quarter of fiscal 2004 compared with $129.1 million in the third quarter of the prior fiscal year. This increase was comprised of increases in Company Store Operations revenues of 40.0%, to $110.6 million, Franchise Operations revenues of 32.3%, to $6.5 million, KKM&D revenues, excluding intercompany sales, of 12.1%, to $50.7 million and the addition of revenues from Montana Mills operations, which were $1.9 million for the quarter. Net income for the quarter was $14.5 million versus $10.1 million a year ago, representing an increase of 43.4%. Diluted earnings per share was $0.23, an increase of 35.3% over the third quarter of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $110.6 million in the third quarter of fiscal 2004 from $79.0 million in the third quarter of fiscal 2003, an increase of 40.0%. Comparable store sales increased by 13.3%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $15.2 million and total off-premises sales increased approximately $16.4 million. On-premises sales grew principally as a result of the opening, since the end of the third quarter of fiscal 2003, of 23 Company stores, as well as more customer visits, the introduction of new products, including featured doughnut varieties, continued increase in brand awareness due in part to the expansion of our off-premises sales programs and retail price increases implemented in the current year. Company store on-premises sales were also positively impacted by the sales of the franchise stores acquired from the Area Developer and Associate franchisees in the Kansas, Missouri and Dallas, Texas markets. Company Store Operations revenues include the revenues of Freedom Rings, LLC (“Freedom Rings”), the area developer with rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey in which the Company has a 70% interest, the revenues of Glazed Investments, LLC (“Glazed Investments”), the area developer with rights to develop stores in Colorado, Minnesota and Wisconsin in which the Company has a 74.7% interest, and the revenues of Golden Gate Doughnuts, LLC (“Golden Gate”), the area developer with rights to develop stores in the Northern California market in which the Company has a 67% interest. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers, as well as from the expansion of the number of locations served in our existing customer base.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $86.6 million in the third quarter of fiscal 2004 from $62.8 million in the same quarter of fiscal 2003, an increase of 37.9%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 78.4% in third quarter of fiscal 2004 compared with 79.5% in the same quarter of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was primarily due to increased operating efficiencies generated by growth in store sales volumes, as demonstrated by the 13.3% increase in comparable store sales discussed above, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization, negotiated reductions in packaging costs and a reduction in shrink, primarily as a result of technology improvements in the production process. The decrease in operating expenses as a percentage of revenues was offset somewhat by the impact of increased expenses associated with the opening of new Company stores, primarily additional labor costs incurred to support the store opening. During the third quarter of fiscal 2003, the Company opened four new stores. During the same period in fiscal 2004, ten new Company stores were opened.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores and for older stores that need to be closed and relocated. No provisions were made during the third quarter of fiscal 2004 or fiscal 2003.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased to $6.5 million in the third quarter of fiscal 2004 from $4.9 million in the third quarter of the prior year, an increase of 32.3%. The growth in revenue was primarily due to the additional royalties associated with the opening of 60 new franchise stores, net of the impact of the transfer of 19 stores from Franchise to Company as a result of acquisitions, since the end of the third quarter of fiscal 2003, along with comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses were $1.2 million in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 17.9% in the third quarter of the current year compared with 23.8% in the third quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the third quarter as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses will vary in part depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer’s store openings declines with each successive opening. As some of our individual Area

Developers are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $50.7 million in the third quarter of fiscal 2004 from $45.2 million in the same quarter of fiscal 2003, an increase of 12.1%. The primary reason for the increase in revenues was the opening of 60 new franchise stores, net of the impact of the transfer of 19 stores from Franchise to Company as a result of acquisitions, since the end of the third quarter of fiscal 2003, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mix, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales. KKM&D revenues were also positively impacted by price increases implemented at the beginning of the current fiscal year on certain products.

KKM&D Operating Expenses. KKM&D operating expenses increased to $39.0 million in the third quarter of fiscal 2004 from $36.3 million in the third quarter of fiscal 2003, an increase of 7.3%. KKM&D operating expenses as a percentage of KKM&D revenues were 76.9% in the third quarter of the current year compared with 80.3% in the third quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization, particularly in our new mix and distribution facility in Effingham, Illinois, and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with the facility in Effingham, which became operational in the second quarter of fiscal 2003, and with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, negatively impacted KKM&D operating expenses as a percentage of KKM&D revenues in the third quarter of fiscal 2003. Continued stability in our key ingredient costs, as well as selected price increases implemented during the first quarter of fiscal 2004 to offset increases in costs for certain key ingredients, also contributed to the decrease.

Montana Mills

Montana Mills revenues for the third quarter of fiscal 2004 were $1.9 million. Montana Mills operating loss for the quarter reflected administrative costs associated with the consolidation of operations and costs associated with the initiation of concept development work, as well as the seasonally lower profits per store experienced during the third quarter.

Other

General and Administrative Expenses. General and administrative expenses increased to $9.4 million in the third quarter of fiscal 2004 from $7.4 million in the third quarter of fiscal 2003, an increase of 26.5%. General and administrative expenses as a percentage of total revenues for the third quarter were 5.5% in fiscal 2004 compared with 5.8% in fiscal 2003. The dollar growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company. General and administrative expenses as a percentage of total revenues declined during the quarter primarily as a result of our 31.4% growth in revenues during this period. In particular, acquisitions of Associate and Area Developer franchise markets in fiscal 2004 and fiscal 2003, including the acquisition of a controlling interest in Glazed Investments in the third quarter of fiscal 2003, resulted in revenue gains with minimal incremental general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5.0 million in the third quarter of fiscal 2004 from $3.4 million in the third quarter of the prior year, an increase of 45.9%. Depreciation and amortization expenses as a percentage of total revenues for the third quarter were 2.9% in fiscal 2004 compared with 2.6% in fiscal 2003. The dollar growth in depreciation and amortization expenses is due primarily to depreciation associated with increased capital asset additions, primarily related to the opening of new Company stores, including those opened by consolidated joint ventures, as well as with the addition of stores acquired from Area Developer and Associate franchisees.

Interest Income. Interest income decreased 56.6% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, primarily as a result of a decrease in average invested cash balances as cash and investments have been used, in part, to make franchise acquisitions. The average amount invested in cash and marketable securities during the third quarter of fiscal 2003 was $46.5 million, while the average amount invested for the comparable period in fiscal 2004 was $33.8 million.

Interest Expense. Interest expense was $1.3 million in the third quarter of fiscal 2004 compared with $0.7 million in the third quarter of fiscal 2003. Interest expense increased in the third quarter of fiscal 2004 primarily as a result of interest on the $55.0 million short-term promissory note used for the acquisition of the Dallas, Texas and Shreveport, Louisiana franchise markets and borrowings by Glazed Investments, the joint venture in which we acquired a controlling interest during the third quarter of fiscal 2003, as well as interest on increased borrowings to fund store development by Freedom Rings and Golden Gate.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. In particular, the loss in the third quarter of fiscal 2003 included the Company’s share of the initial start-up expenses of the joint venture in the Australian and New Zealand market. In the third quarter of fiscal 2004, the Company’s share of losses from joint ventures in markets outside the United States, all of which are in the early stages of development, was partially offset by improved operating results from joint ventures based in the United States, who are leveraging the infrastructure they have put in place as additional stores are opened. Note 10 — Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At November 2, 2003, there were 57 stores operated by unconsolidated joint ventures compared to 23 stores at November 3, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures which develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of the improved operating results of the consolidated joint ventures in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $9.6 million in the third quarter of fiscal 2004, representing a 39.9% effective rate compared to $6.3 million, or 38.5%, in the third quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Nine months ended November 2, 2003 compared with nine months ended November 3, 2002

Overview

Systemwide sales for the nine months increased 27.7% to $722.0 million compared to $565.3 million in the same period of the prior year. Excluding sales of Montana Mills stores, systemwide sales increased 26.9% to $717.5 million. The increase in systemwide sales for Krispy Kreme stores was comprised of an increase of 39.2% in Company store sales, which increased to $317.2 million, and an increase of 18.7% in franchise store sales, which increased to $400.4 million. During the first nine months of the year, 15 new Company stores and 40 new franchise stores were opened and two Company stores and three franchise stores were closed. Additionally, eleven Area Developer and six Associate franchise stores became Company stores as a result of the Company’s acquisition of certain franchise markets in Kansas, Missouri, Dallas, Texas, Shreveport, Louisiana, Charlottesville, Virginia and Michigan and one Company and two Associate franchise stores became Area Developer franchise stores as a result of the acquisition of these stores by an Area Developer franchisee. The total number of stores at the end of the quarter was 326. Of those, 128 are Company stores (including 36 which are consolidated joint venture stores), 143 are Area Developer franchise stores (including 57 in which we have a joint venture interest) and 55 are Associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, contributed significantly to the 10.6% increase in our systemwide comparable store sales.

Total company revenues increased 35.3% to $480.1 million in the first nine months of fiscal 2004 compared with $354.8 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 39.2% to $317.2 million, Franchise Operations revenue increases of 25.5% to $17.6 million, KKM&D revenue, excluding intercompany sales, increases of 24.8% to $140.9 million and the addition of $4.5 million of revenues from Montana Mills’ operations. Net income for the nine months was $40.7 million versus $27.8 million a year ago, representing an increase of 46.0%. Diluted earnings per share was $0.66, an increase of 39.6% over the same period of the prior year.

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased to $317.2 million in the nine months of fiscal 2004 from $227.9 million in the same period of fiscal 2003, an increase of 39.2%. Comparable store sales increased by 14.7%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. Total on-premises sales increased approximately $42.1 million and total off-premises sales increased approximately $47.2 million. The growth in on-premises sales is the result of the opening, since the end of the third quarter of fiscal 2003, of 23 new Company stores, as well as more customer visits, the introduction of new products, continued increase in brand awareness, due in part to the expansion of our off-premises sales programs, and the impact of selected price increases. On-premises sales were also positively impacted by the sales of franchise stores acquired in fiscal 2004 and in the fourth quarter of fiscal 2003, as well as by the sales of the stores operated by Glazed Investments. In the third quarter of fiscal 2003, the Company acquired a controlling interest in this franchisee and, as a result, its revenues are consolidated with the Company Store Operations revenues for periods subsequent to the acquisition. Our off-premises sales grew primarily through the addition of several new convenience and grocery store customers as well as expansion of the number of locations served in our existing customer base.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased to $245.3 million in the first nine months of fiscal 2004 from $182.1 million in the same period of fiscal 2003, an increase of 34.7%. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 77.3% in the nine months of fiscal 2004 compared with 79.9% in the same period of the prior year. The decrease in Company Store Operations operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store sales volumes, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization, negotiated reductions in packaging costs and a reduction in shrink, primarily as a result of technology improvements in the production process. The decrease in operating expenses as a percentage of revenues was offset somewhat by the impact of increased expenses associated with the opening of new Company stores, primarily additional labor costs incurred to support the store opening. During the first nine months of fiscal 2003, the Company opened six new stores. During the same period in fiscal 2004, 15 new Company stores were opened. As we expect to open an increasing number of Company Stores, we anticipate that operating expenses will continue to be negatively impacted by costs associated with new store openings.

We constantly evaluate our store base, not only with respect to our stores’ financial and operational performance, but also with respect to alignment with our brand image and how well each store meets our customers’ needs. As a result of this review, we make provisions to cover closing or impairment costs for underperforming stores, and for older stores that need to be closed and relocated. No provisions were made during the first nine months of fiscal 2004 or fiscal 2003.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased to $17.6 million in the first nine months of fiscal 2004 from $14.0 million in the same period of the prior year, an increase of 25.5%. The growth in revenue was primarily due to the opening of 60 new franchise stores, net of the impact of the transfer of 19 stores from Franchise to Company as a result of acquisitions and the closing of three Franchise stores since the end of the third quarter of fiscal 2003, and comparable store sales increases.

Franchise Operations Operating Expenses. Franchise Operations operating expenses increased to $3.7 million in the first nine months of fiscal 2004 from $3.4 in the same period of fiscal 2003, an increase of 9.3%. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 21.1% in the first nine months of the current year compared with 24.3% in the nine months of the prior year. The decrease in Franchise Operations operating expenses as a percentage of revenues is primarily the result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise concept. In addition, Franchise Operations operating expenses as a percentage of Franchise Operations revenues will vary depending on the number of store openings and the level of opening team support needed to assist with the openings. The amount of support that we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developer groups are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased to $140.9 million in the first nine months of fiscal 2004 from $112.9 million in the same period of fiscal 2003, an increase of 24.8%. The primary reason for the increase in revenues was the opening of 60 new franchise stores, net of the impact of the transfer of 19 stores from Franchise to Company as a result of acquisitions and the closing of three Franchise stores since the end of the third quarter of fiscal 2003, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, thereby enhancing KKM&D sales. KKM&D sales were also positively impacted by price increases implemented at the beginning of the current fiscal year on certain products.

KKM&D Operating Expenses. KKM&D operating expenses increased to $110.8 million in the first nine months of fiscal 2004 from $91.7 million in the first nine months of fiscal 2003, an increase of 20.9%. KKM&D operating expenses as a percentage of KKM&D revenues were 78.7% in the first nine months of the current year compared with 81.2% in the same period of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization, particularly in our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with the facility in Effingham and with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, had a negative impact on KKM&D operating expenses as a percentage of KKM&D revenues in fiscal 2003.

Montana Mills

For the first nine months of fiscal 2004, Montana Mills revenues were $4.5 million and its operating loss was $1.4 million. These amounts reflect operating results since April 7, 2003, the effective date of the Company’s acquisition of Montana Mills. The operating loss reflects administrative costs associated with the consolidation of operations and the initiation of concept development work, as well as seasonally lower profits per store experienced during the period.

Other

General and Administrative Expenses. General and administrative expenses increased to $27.4 million in the first nine months of fiscal 2004 from $21.6 million in the first nine months of fiscal 2003, an increase of 26.4%. General and administrative expenses as a percentage of total revenues for the first nine months were 5.7% in fiscal 2004 compared with 6.1% in fiscal 2003. The growth in general and administrative expenses is due to increased personnel and salary and related benefit costs to support our expansion, and other cost increases necessitated by the growth of the Company. The reduction in general and administrative expenses as a percentage of total revenues reflects the impact of our 35.3% growth in revenues. In addition, acquisitions of Associate and Area Developer franchise markets in fiscal 2004 and fiscal 2003, including the acquisition of a controlling interest in Glazed Investments in the third quarter of fiscal 2003, resulted in revenue gains with minimal incremental general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $13.8 million in the first nine months of fiscal 2004 from $8.6 million in the first nine months of the prior year, an increase of 60.8%. Depreciation and amortization expenses as a percentage of total revenues for the nine months were 2.9% in fiscal 2004 compared with 2.4% in fiscal 2003. The dollar growth in depreciation and amortization expenses is due to depreciation associated with increased capital asset additions, primarily related to our new mix and distribution facility in Effingham, Illinois, which became operational in the second quarter of fiscal 2003, as well as for new Company stores, including those opened by consolidated joint ventures, and the addition of stores acquired from Area Developer and Associate franchisees.

Interest Income. Interest income decreased from $1.7 million in the first nine months of fiscal 2003 to $664,000 in the first nine months of fiscal 2004. This decrease results from a reduction in rates of interest earned on excess cash invested and generally lower average invested balances during the current fiscal year.

Interest Expense. Interest expense was $3.2 million in the first nine months of fiscal 2004 compared to $1.2 million for the first nine months of the prior year. The increase is primarily a result of interest on the Term Loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the facility during the second quarter of fiscal 2003, interest on borrowings used to finance the facility was capitalized. Additionally, interest expense in fiscal 2004 includes interest on a $55.0 million short-term promissory note used for the acquisition of the Dallas, Texas and Shreveport, Louisiana franchise markets and borrowings by Glazed Investments, the joint venture in which we acquired a controlling interest during the third quarter of fiscal 2003, as well as interest on increased borrowings to fund store development by Freedom Rings and Golden Gate.

Equity Loss in Joint Ventures. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures which develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. In particular, the increase in the loss in the first nine months of fiscal 2004 was impacted by the Company’s share of the initial start-up expenses of the Company’s first joint ventures in markets outside the United States, the joint ventures with rights to develop stores in Australia and New Zealand, the United Kingdom and the Republic of Ireland, Mexico and Canada. Note 10 — Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At November 2, 2003, there were 57 stores operated by unconsolidated joint ventures compared to 23 stores at November 3, 2002.

Minority Interest. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. The increase in this expense is primarily a result of the inclusion of the minority partners’ share of the results of operations of Glazed Investments for the full nine months in fiscal 2004. The Company acquired a controlling interest in this franchisee, and therefore began consolidating its results of operations with those of the Company in the third quarter of fiscal 2003.

Provision For Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $27.0 million in fiscal 2004, representing a 39.9% effective rate, compared to $17.3 million, or 38.4%, in the nine months of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

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

We funded our capital requirements for the first nine months of fiscal 2004 primarily through cash flow generated from operations and the use of existing cash and investment balances, with the exception of the purchase of the rights, as well as the related assets, which included six stores, to the Dallas, Texas and Shreveport, Louisiana markets from an Associate franchisee. As discussed below, the Company borrowed $55.0 million under a short-term promissory note to partially finance the acquisition. Our consolidated joint ventures funded their capital requirements through cash flows from operations and borrowings under various financing arrangements including revolving lines of credit, term loans and short-term debt. We believe our cash flow generation ability continues to be a financial strength and will aid in the expansion of our business.

Cash Flow From Operations

Net cash flow from operations was $66.0 million in the first nine months of fiscal 2004 and $25.2 million in the same period of fiscal 2003. Operating cash flow has benefited from increased net income, offset by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Receivables increased $11.4 million since February 2, 2003, primarily as a result of growth in receivables at KKM&D due to an increased number of stores served by this business segment and an increase in receivables for equipment shipments for new stores. In addition, growth in our off-premises sales in the Company Stores business segment due to expanding relationships and to the addition of receivables from the 17 stores acquired from franchisees during the first nine months of the fiscal 2004 also contributed to the increase in accounts receivable. Inventories have increased $4.7 million compared to February 2, 2003, primarily due to increased inventory levels at KKM&D. In particular, inventory levels in our equipment manufacturing facility are increasing to support the store openings scheduled for the remainder of the year, as well as for unforeseen capacity expansion needs. Inventory levels at Company stores have also increased due to the opening of 15 new Company stores and the addition of the 17 acquired stores during the first nine months of the fiscal year. Also impacting cash flow from operations was the payment during the first quarter of fiscal 2004 of $8.6 million to settle the arbitration award, as more fully discussed in Note 12 - Legal Contingencies in the notes to our unaudited consolidated financial statements.

Additionally, operating cash flows were favorably impacted by the $37.6 million tax benefit resulting from the exercise of nonqualified stock options during the first nine months of fiscal 2004. The Company’s operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $135.6 million in the first nine months of fiscal 2004 and $74.0 million in the same period of the prior year. In the first nine months of fiscal 2004, we used $105.5 million in cash and investments to acquire the rights to certain franchise markets, as discussed in Note 13 — Acquisitions in the notes to our unaudited consolidated financial statements. The acquisition of Montana Mills during the first quarter of fiscal 2004, which was completed through an exchange of stock, provided cash of approximately $4.1 million, primarily as a result of cash acquired. Investing activities in fiscal 2004 also include capital expenditures of $51.9 million, primarily for new store construction and related equipment, including those of the consolidated joint ventures, as well as additional investments of $7.5 million in joint ventures with partners to develop and operate Krispy Kreme stores and the purchase and sale of investments. Investing activities in the first nine months of fiscal 2003 consisted principally of capital expenditures for property and equipment, primarily related to the mix and distribution facility in Effingham, Illinois, which opened during the second quarter of fiscal 2003 and new store construction by our consolidated joint ventures. We also made additional investments of $6.5 million in our joint ventures in fiscal 2003.

Cash Flow From Financing Activities

Net cash provided by financing activities was $76.7 million in the first nine months of fiscal 2004 and $41.7 million in the first nine months of fiscal 2003. On October 31, 2003, we entered into a $150.0 million unsecured bank credit facility (“Credit Facility”). The Credit Facility is comprised of a $119.3 million revolving credit facility (“Revolver”) and a $30.7 million term loan (“Term Loan”). On October 31, 2003, we borrowed $79.0 million on the Revolver and $30.7 million on the Term Loan. These proceeds were primarily used to pay the outstanding amounts under the $55.0 million short-term promissory note we entered into to partially finance the acquisition of the Dallas, Texas and Shreveport, Louisiana markets, the outstanding borrowings of Golden Gate and Freedom Rings, two of our consolidated joint ventures, and an existing term loan. Additional financing activities in fiscal 2004 include proceeds from the exercise of stock options of $18.1 million. Financing activities in the first nine months of fiscal 2003 consisted primarily of the borrowing of $33.0 million to finance the Effingham, Illinois mix and distribution facility.

Capital Resources, Contractual Obligations and Other Commercial Commitments

In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund the expansion of the Krispy Kreme concept. A discussion of these capital resources and financing techniques is included below.

Debt. The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. We also monitor the funding requirements of our consolidated joint ventures and may provide financing to them since we believe, given our significant ownership interest in these operations, we can do so through our sources of funding more economically than these joint ventures could obtain independently through third parties and this process is administratively more efficient.

As discussed under “Cash Flow from Financing Activities” above, on October 31, 2003, we entered into a $150.0 million Credit Facility to refinance certain existing debt and increase borrowing availability. The Credit Facility consists of a $119.3 million Revolver, which replaced an existing $40.0 million revolving line of credit, and a $30.7 million Term Loan. Borrowings under the Revolver, totaling $79.0 million, were used to repay amounts outstanding, including interest, under a $55.0 million short-term promissory note entered into during the second quarter of fiscal 2004 to partially finance an acquisition and to repay bank debt of certain of the Company’s consolidated joint ventures. From the proceeds of the Revolver borrowings, the Company provided loans to these consolidated joint ventures to enable them to repay this debt. The Company will continue to make financing available to its consolidated joint ventures to fund their capital needs. Borrowings under the Term Loan were used to refinance an existing term loan entered into to fund the initial purchase and completion of the Company’s mix and distribution facility in Effingham, Illinois.

The amount available under the Revolver is reduced by letters of credit and was $32.9 million at November 2, 2003. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50.0 million, which would increase total availability under the Revolver to $169.3 million.

Under the Credit Facility, we may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Credit Facility is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at November 2, 2003 was 2.42%. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank which was entered into to convert variable rate payments due under certain existing debt to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had a notional amount of $30.5 million at November 2, 2003 and was designated as a hedge against the variable rate interest payments due under the Term Loan. The notional amount declines by $137,500 each month, which corresponds with the reduction in principal of the Term Loan. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At November 2, 2003, the fair value carrying amount of the swap was a liability of $2.2 million.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At November 2, 2003, the Company was in compliance with each of these covenants.

On October 27, 2003, the Company entered into a promissory note agreement (“Promissory Note”) as partial payment for the acquisition by the Company of the rights to certain franchise markets in Michigan, as well as the related assets, which included five stores, from an Area Developer franchisee (see Note 13 – Acquisitions in the notes to the unaudited consolidated financial statements). The principal amount of the Promissory Note is determined based upon a formula outlined in the agreement, which is generally based upon the operating results of the Michigan market. The initial principal amount of the Promissory Note was $11.3 million. The Company may prepay the Promissory Note at any time without penalty and is required to prepay it under certain circumstances. Subsequent to completion of the acquisition, the Company made a prepayment of $2.7 million. The Promissory Note bears interest at 2.68% and matures on October 27, 2007, at which time all outstanding principal and accrued interest is due.

Glazed Investments, the joint venture franchisee with rights to Colorado, Minnesota and Wisconsin, typically enters into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through the issuance of debt, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At November 2, 2003, interest rates applicable to the debt range from 4.09% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

Glazed Investments has entered into promissory notes with Lawrence E. Jaro, chief executive officer of Glazed Investments, who holds an approximate 18% interest in the joint venture, whereby Mr. Jaro will provide funding to the joint venture for general working capital purposes. Borrowings under the promissory notes are also used to fund store development costs prior to establishment of permanent financing. Amounts outstanding are unsecured and bear interest at 10% which is payable at maturity. The notes generally have terms of less than six months and are repaid from operating cash flows of the joint venture or proceeds from permanent financing. Amounts outstanding at November 2, 2003 totaled $3.3 million and were reported as short-term debt — related party in our consolidated financial statements. Subsequent to November 2, 2003, these notes were repaid and cancelled.

In July 2000, Glazed Investments issued $4.5 million in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1.0 million of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3.4 million in Notes. As a result, approximately $4.4 million of the Notes are payable to the Company. Prior to the acquisition by the Company of a controlling interest in Glazed Investments in August 2002, the Notes held by the Company were included in investments in unconsolidated joint ventures in the consolidated balance sheet. Effective with the consolidation of Glazed Investments with the accounts of the Company in August 2002, the Notes held by the Company were eliminated against the amount reflected in Glazed Investments balance sheet as payable to the Company. Accordingly, the Notes outstanding at November 2, 2003 as reflected in the consolidated balance sheet totaling $136,000 represent the total amount of the original $4.5 million issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

Based on our current expansion plans in the Colorado, Minnesota and Wisconsin markets, we will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

The Company will continue to consider opportunities to acquire partial or entire interests in some of our franchise markets as the opportunity arises and there are sound business reasons to make the acquisition. Depending on the size and number of these acquisitions, we may use, in addition to excess cash, additional debt to accomplish these acquisitions. See Capital Requirements below for further discussion.

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

Debt & Lease Guarantees and Collateral Repurchase Agreements. In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. For those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. In the past, we have also guaranteed debt amounts, or entered into collateral repurchase agreements for Company stock or doughnut-making equipment, for certain franchisees when we did not have an ownership interest in them, though we have suspended this practice unless there are some unusual circumstances which require our financial guarantees. As of November 2, 2003, we had lease guarantee commitments totaling $1.5 million and loan guarantees totaling $11.5 million. These amounts do not include guarantees of debt of our consolidated joint ventures, as the entire amount of such debt is shown as a liability in our consolidated balance sheet, nor does it include lease guarantees as the gross amount of lease commitments for these joint ventures is shown in Note 8 — Lease Commitments in our fiscal 2003 Annual Report. Of the total guaranteed lease and loan amounts, $12.4 million is for franchisees in which we have an ownership interest and $556,000 is for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. We consider it unlikely that we will have to satisfy any of these guarantees.

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

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2003, we primarily relied on cash flow generated from the initial public offering completed in April 2000 and our follow-on public offering completed in early February 2001, cash flow generated from operations and our borrowing capacity under our lines of credit to fund our capital needs. In addition, in May 2002 we used term debt to finance our new mix manufacturing and distribution facility in Effingham, Illinois and in June 2003 we used short-term debt to partially finance an acquisition. In October 2003, we entered into a Credit Facility to refinance certain existing debt and provide increased borrowing availability. We believe that the Credit Facility will provide the required capital to fund future operations and store development for the Company. We make borrowings under our Revolver available to our consolidated joint ventures to provide funding for their operating and store development needs, although Glazed Investments continues to use term debt for its financing needs. If additional capital is needed, we may exercise our option to increase borrowing availability under the Revolver or raise such capital through public or private equity or debt financing or other financing arrangements. Future capital funding transactions may result in dilution to shareholders. However, there can be no assurance that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. Since the release of FIN 46, the FASB has issued several staff positions (“FSP”) regarding FIN 46, two of which remain in proposed form. In October 2003, the FASB released FSP 46-6, which deferred the effective date for application of FIN 46 to variable interest entities created prior to February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. While the Company continues to analyze the provisions of FIN 46 as they relate to the accounting for its investment in joint ventures, the Company expects that FIN 46 will require it to begin consolidating the accounts of New England Dough, LLC (“New England Dough”), the joint venture with rights to develop Krispy Kreme stores in certain markets in the Northeastern United States in which the Company holds a 57% interest, effective February 1, 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. Consolidation of New England Dough is not expected to have a material impact on the net operating results of the Company, although it will result in increases in individual line items in the Company’s financial statements. As a result of the emerging interpretations of and amendments to FIN 46, the Company continues to evaluate the impact of FIN 46, including its impact on other investments in joint ventures.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, requiring a financial instrument within its scope be classified as a liability. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the third quarter of fiscal 2004. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $150.0 million Credit Facility bears interest, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and 1.0% to 2.0% for Adjusted LIBOR borrowings. The Credit Facility consists of a $119.3 million Revolver and a $30.7 million Term Loan. We entered into an interest rate swap that converts the variable rate interest payments due under the Term Loan to a fixed rate of 5.09% through May 1, 2007. The notional amount of the swap declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. Glazed Investments, a consolidated joint venture, is also party to various debt agreements used to finance store development. These agreements bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. We guarantee approximately 75% of amounts outstanding under these agreements. The interest cost of our debt is affected by changes in either the prime rate or LIBOR. Such changes could adversely impact our operating results.

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

We purchase certain commodities such as flour, sugar, soybean oil and coffee beans. These commodities are usually purchased under long-term purchase agreements, generally one to three years, at a fixed price. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the officers believe that our disclosure controls and procedures are effective as of the end of the period covered by this report.

b) Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In March 2000, a lawsuit was filed against the Company, management and Golden Gate Doughnuts, LLC (“Golden Gate”), one of the Company’s consolidated joint ventures, in Superior Court in the State of California. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000. The settlement was completed in May 2003. The Company’s statement of operations for the nine months ended November 2, 2003 reflects the reversal of the remaining accrual, $525,000.

Item 2. Changes in Securities and Use of Proceeds

On October 27, 2003 the Company issued 443,917 shares of its common stock in connection with the acquisition from Dough-Re-Mi Co. Ltd. of certain assets and the assumption of certain liabilities related to the Company’s Michigan franchise. This issuance was a private placement exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K

The Company furnished a Form 8-K on August 21, 2003, reporting on item 12, with respect to the Company’s press release announcing its financial results for its second fiscal quarter ended August 3, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC.
(Registrant)

Date: December 17, 2003	By:	/s/ Scott A. Livengood Scott A. Livengood Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date: December 17, 2003	By:	/s/ Randy S. Casstevens Randy S. Casstevens Chief Financial Officer (principal financial and accounting officer)