Form 10-K
period 2004-02-01
KRISPY KREME DOUGHNUTS INC
filed 2004-04-16
CIK 1100270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-16485

KRISPY KREME DOUGHNUTS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-2169715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Knollwood Street, Winston-Salem, North Carolina	27103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(336) 725-2981

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

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

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of August 3, 2003 was $2,211.2 million.

     Number of shares of Common Stock, no par value, outstanding as of March 24, 2004: 61,313,996.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended February 1, 2004 have been incorporated by reference into Parts II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the registrant’s Annual Meeting to be held on May 26, 2004 have been incorporated by reference into Part III of this Form 10-K.

PART I

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we” or “us” refers to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 mean the fiscal years ended January 30, 2000, January 28, 2001, February 3, 2002, February 2, 2003 and February 1, 2004, respectively. Please note that our fiscal year ended February 3, 2002 contained 53 weeks. This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1. Business,” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Form 10-K from the Company’s fiscal 2004 Annual Report to Shareholders. All references to share amounts and per share amounts in this Form 10-K, unless otherwise noted, have been adjusted to reflect a two-for-one stock split paid on March 19, 2001 in the form of a dividend to shareholders of record as of March 5, 2001 and a two-for-one stock split paid on June 14, 2001 in the form of a dividend to shareholders of record as of May 29, 2001.

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

     Krispy Kreme is a leading branded specialty retailer of premium quality doughnuts. We have established Krispy Kreme as a leading consumer brand with a loyal customer base through our longstanding commitment to quality and consistency. The combination of our well-established brand, our one-of-a-kind doughnuts, a unique retail experience featuring our stores’ fully displayed production process, including our doughnut-making theater, our vertical integration and our strong franchise system creates significant opportunities for continued growth.

     Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our traditional stores is a doughnut factory with the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each factory store (stores which contain a full doughnut-making production line) has considerable fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of on-premises sales and off-premises sales as described further under “Business Model-Store Operations.”

Competitive Strengths

     We believe our success is based on the strengths described below.

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

     A proven concept. Krispy Kreme is a focused yet versatile concept. Each of our distinctive Krispy Kreme traditional factory stores is a doughnut-making theater with the capacity, depending on equipment size, to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Our stores serve as our primary retail outlets. They are also designed to create a multi-sensory experience around our unique product and production process, which is important to our brand-building efforts. In addition to on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. These sales channels improve the visibility of our brand, increase the convenience of purchase and capture sales from a wide variety of settings and occasions. Additionally, the ability to generate sales outside of our stores, utilizing the stores’ existing production capacity, minimizes the risk of an underperforming on-premises sales location.

     Strong growth potential. We believe that Krispy Kreme has significant opportunities for continued growth. Our revenue growth has been driven by new store openings as well as by increases in systemwide comparable store sales of 12.8% in fiscal 2002, 11.8% in fiscal 2003 and 10.2% in fiscal 2004. We believe the following represent significant growth opportunities for our Company:

•	Domestic store development. At February 1, 2004, there were 357 Krispy Kreme factory stores in operation, of which 338 are located in the United States. In fiscal 2004, we opened 86 factory stores including 73 in the United States. Our recent store development efforts have focused on opening Company and franchise factory stores in markets with over 100,000 households. We will continue to expand in these markets because of their dense population characteristics which enable us to achieve economies of scale in local operations’ infrastructure and brand-building efforts. We will further enhance our expansion through the opening of factory stores in small markets, those with less than 100,000 households. We have also begun testing three additional store formats, referred to collectively as satellites, which we believe will facilitate our expansion. See “Satellite store concept” below.

•	International store development. We continue to develop the capabilities and infrastructure necessary to support markets outside the United States. Through a joint venture, we currently have twelve stores in Canada and plan to open additional stores in the Canadian market in the future. We have also entered into joint ventures to develop the markets in Australia and New Zealand, the United Kingdom and the Republic of Ireland, and Mexico. Each of these joint ventures opened its first retail store in fiscal 2004. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in Japan, South Korea and other potential markets in Asia and Western Europe. Our ability to expand in these or other international markets, however, will depend on a number of factors, including demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries. Ultimately, we believe that the opportunity for growth through expansion internationally is at least as great as the domestic opportunity.

•	Satellite store concept. We continue testing the satellite store concept, which consists of the doughnut and coffee shop, the fresh shop and the kiosk formats. During fiscal 2002, we introduced the doughnut and coffee shop format. This store uses the new Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a doughnut and coffee shop as in a factory store. Additionally, the doughnut and coffee shop offers our complete line of coffee and other beverages. As of February 1, 2004, nine doughnut and coffee shops were open, six of which are owned by the Company. We plan to continue our tests of this concept which we believe will help facilitate our expansion into smaller markets and dense urban areas. Additionally, we are testing both the fresh shop and the kiosk formats. In these formats, we will sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store, multiple times per day. Both the fresh shop and the kiosk formats will require less space than our traditional factory store or the doughnut and coffee shop. As the kiosk is a free-standing facility, it will require significantly less space than the fresh shop, expanding the number of potential locations where these facilities may be established. As of February 1, 2004, 20 fresh shops were open. We view the fresh shop and kiosk formats, which we believe will have attractive financial returns, as additional ways to achieve market penetration in a variety of market sizes and settings. We began our tests of the new fresh shop concept during fiscal 2004 and will begin our tests of the kiosk format in fiscal 2005.

•	Increasing on-premises and off-premises sales. In new markets, we typically focus our initial efforts on on-premises sales. We consistently evaluate improvements or additions to our product line to increase same store sales levels and balance seasonality of sales. Once we have established the brand and concept in a market, we then use the factory store platform to secure off-premises opportunities with grocery and convenience stores as well as mass merchants. By offering premium quality products, category management and superior customer service, we intend to expand the number of off-premises customers served as well as increase sales to existing accounts. We also believe that the food service and institutional channel of sales offers Krispy Kreme an opportunity to extend our brand into colleges and universities, business and industry complexes and sports and entertainment venues.

•	Expanded beverage offerings. One of our focus areas has been creating a best-in-class beverage program to complement our doughnut offering. With an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and are in the process of implementing a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and non coffee-based frozen drinks. These drinks are designed to complement our existing juices, sodas, milks and water. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party. We anticipate introducing the remaining components of the new beverage program, including frozen beverages in the next six months and espresso in most stores over the next twelve to eighteen months. We believe this new beverage program represents an opportunity to increase beverage sales in a meaningful way.

•	Montana Mills Bread Co., Inc. In April 2003, we completed the acquisition, through an exchange of stock, of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern United States. As of February 1, 2004, 21 Montana Mills stores were in operation. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. We believe that this acquisition will provide an opportunity to leverage our existing capabilities, such as our brand building and operational capabilities including our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business opportunity. We anticipate spending up to 24 months refining and expanding the Montana Mills concept, retaining its core best-in-class breads, but expanding the offering to include bread-based meals and appropriate accompaniments in an inviting setting.

     The ingredients for market leadership. The doughnut industry is highly fragmented and characterized by low-volume outlets with undifferentiated product quality. We believe that we have the ability to become the recognized leader in every market we enter through our unique combination of:

•	A strong brand;

•	A highly differentiated product;

•	A high-volume production capacity; and

•	A market penetration strategy using multiple sales channels.

     A proven franchise system. Krispy Kreme is committed to growth in part through franchising. Our franchisees consist of associates who operate under our original franchising program developed in the 1940s and area developers who operate under our franchising program developed in the mid-1990s. See “Store Ownership.” We intend to continue to strengthen our franchise system by attracting and retaining experienced and well-capitalized area developers who have the management capacity to develop multiple stores. Our development strategy permits us to grow in a controlled manner and enables us to ensure that each area developer strictly adheres to our high standards of quality and service. We prefer that area developers have ownership and successful operating experience in multi-unit food operations within the territory they propose for development. To ensure a consistent high quality product, we require each franchisee to purchase our proprietary mixes and doughnut-making equipment. We devote significant resources to providing our franchisees with assistance in site selection, store design, employee training and marketing. Many of our franchisees are also our shareholders, and we believe that common ownership of equity will serve to further strengthen our relationships and align our mutual interests. Additionally, we intend to continue to acquire equity positions in selected franchisee businesses and also intend to continue to periodically repurchase associate or area developer markets to take advantage of opportunities for synergies and market expansion.

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

     A controlled process ensuring consistent high quality. Krispy Kreme has a vertically integrated, highly automated system designed to create quality, consistency and efficiency. Our doughnut-making process starts well before the store-level operations with:

•	Our owned and operated manufacturing plants, which produce our proprietary mixes;

•	Our state-of-the-art laboratories that test all key ingredients and each batch of mix produced; and

•	Our self-manufactured, custom stainless steel doughnut-making equipment.

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

     A balanced financial model. Krispy Kreme generates sales and income from three distinct sources in our principal business: company stores, which we refer to as Company Store Operations, franchise fees and royalties from our franchise stores, which we refer to as Franchise Operations, and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. In addition to lowering the cost of goods sold for our stores, KKM&D generates attractive margins on sales of our mixes, equipment and coffee. Our franchising program lowers our capital requirements and provides a highly attractive royalty stream. Our Company Store Operations, Franchise Operations and KKM&D comprise three reportable segments under generally accepted accounting principles. As discussed above, in April 2003, we completed the acquisition of Montana Mills. The operating results of Montana Mills represent a fourth reportable segment. The financial data for these segments can be reviewed in Note 15 - Business Segment Information in the notes to our consolidated financial statements for fiscal 2004.

Business Model

     Krispy Kreme is a vertically integrated company structured primarily to support and profit from the high volume production and sale of high quality doughnut products. “High volume with high quality” has always been the foundation of our business strategy. Our business is driven by two complementary business units: our company and franchised stores, which we refer to collectively as Store Operations, and KKM&D. Independently, each is designed to ensure quality and to benefit from economies of scale. Collectively, both function as an integrated, cost-efficient system.

     Store Operations. The principal source of revenue for stores is the production and distribution of doughnuts. As part of our unique business model, our factory stores are both retail outlets and highly automated, high volume producers of our doughnuts and can sell their products through our multiple channels.

•	On-premises sales. Each of our stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original Glazed and nine other prescribed varieties. We also sell beverages, including our four drip coffees, espresso-based coffees including flavors and both our coffee-based and non coffee-based frozen drinks which are designed to complement our other beverages, and collectible memorabilia such as tee shirts, sweatshirts and hats. Fundraising sales, described under “Marketing,” are another component of on-premises sales. In order to establish our brand identity with the total store experience and because of the higher margins associated with on-premises sales, we typically focus our initial sales efforts in new markets on this channel.

•	Off-premises sales. We accomplish off-premises sales through our direct store delivery system which is designed to:

-	Generate incremental sales;

-	Increase market penetration and brand awareness;

-	Increase customer convenience;

-	Optimize utilization of our stores’ production capacity; and

-	Improve our stores’ return on investment.

     Our factory stores that engage in off-premises sales focus primarily on major grocery store chains, including Kroger, Food Lion and Albertsons, to local and national convenience stores and mass merchants.

     KKM&D. The mission of KKM&D is to create competitive advantages for our stores while operating as a profitable business enterprise. We have developed important operating competencies and capabilities, which we use to support our stores, including:

•	Strong product knowledge and technical skills;

•	Control of all critical production and distribution processes; and

•	Collective buying power.

     The primary raw materials used in our products are flour, sugar, shortening and coffee beans. We obtain most of these materials under long-term purchase agreements and in the commodity spot markets. Although we own the recipe to our glaze flavoring - a key ingredient in many of our doughnuts - we are currently dependent on a sole source for our supply. However, we are in the process of establishing an alternative source.

     We implement the mission of KKM&D through four strategic business units:

•	Mix manufacturing. We produce all of our proprietary doughnut mixes at our manufacturing facilities in Winston-Salem, NC and Effingham, IL. We control production of this critical input in order to ensure that our products meet quality expectations and to maximize our profit potential. Manufacturing and selling our own mixes allows us to capture the profit that normally would accrue to an outside supplier and is more cost effective than purchasing from third party vendors. Our mixes are produced according to our high quality standards, which include:

-	Requiring each carefully selected ingredient supplier to meet or exceed industry standards;

-	Receiving truckloads of our main ingredients daily;

-	Testing each incoming key ingredient; and

-	Testing each batch of mix.

•	Equipment manufacturing. We manufacture proprietary doughnut-making equipment, which our franchisees are required to purchase. Our carefully engineered equipment, when combined with our proprietary mixes, produces doughnuts with uniform consistency and high quality. Manufacturing our equipment results in several advantages, including:

-	Flexibility. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting unusual store configurations.

-	Cost-effectiveness. We believe our costs are lower than if we purchased our equipment from third parties.

-	Efficiency. We continually refine our equipment design to ensure maximum automation in order to manage labor costs and/or improve consistency.

•	Distribution centers. We operate three distribution centers (Winston-Salem, NC, Effingham, IL and greater Los Angeles, CA), which are capable of supplying our stores with all of their key supplies, including all food ingredients, coffee, juices, signage, display cases, uniforms and various other items. Stores must use our doughnut mixes exclusively. In addition, most of our store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KKM&D through fiscal 2005. We believe that our ability to distribute supplies to our operators produces several advantages, including:

-	Economies of scale. We are able to purchase at volume discount prices, which we believe are lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is controlled on a systemwide basis rather than at the store level.

-	Convenience. Our distribution centers offer our store operators the convenience of one-stop shopping. We are able to supply all of the key items needed to operate their stores, which enables them to focus their energies on running their stores, rather than managing supplier relationships.

•	Beverage program. We provide many of the beverages offered in our stores, most of which are purchased from third parties. One of our focus areas has been, however, creating a best-in-class beverage program. Through an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and are in the process of implementing a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and non coffee-based frozen drinks. We introduced the first component of the program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party. We believe our new beverage program presents an opportunity to:

-	Ensure a high quality product offering;

-	Increase beverage sales through an expanded product offering; and

-	Enhance overall profitability.

Krispy Kreme Brand Elements

     Krispy Kreme is a blend of several important brand elements which has created a special bond with many of our customers. The key elements are:

•	One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made from a secret recipe that has been in our Company since 1937. We use only premium ingredients, which are blended by our custom equipment, to create this unique and very special product.

•	Doughnut-making theaters. Each of our traditional factory stores showcases our doughnut-making process. Our goal is to provide our customers with a unique entertainment experience and, in addition, visibly reinforce our commitment to quality and freshness.

•	Hot Doughnuts Now. The Hot Doughnuts Now sign, when illuminated, is a signal that our Hot Original Glazed are being made. The Hot Doughnuts Now sign is a strong impulse purchase generator and an integral contributor to our brand’s mystique. Our Hot Original Glazed are made for several hours every morning and evening, and at other times during the day.

•	Destination locations. Our full-service factory stores incorporate doughnut-making theaters, which are designed to produce a multi-sensory customer experience and establish a strong brand identity. Our research indicates that many of our stores have the geographic drawing power comparable to a regional shopping mall.

•	Affordable indulgences. Our doughnuts are reasonably priced to ensure that they are affordable for the widest audience possible.

•	Community relationships. We are a national company, yet we are committed to strong local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have warm memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

Industry Overview

     The doughnut industry is highly fragmented. We expect doughnut sales to continue to grow due to a variety of factors, including the growth in two-income households and a corresponding shift towards foods consumed away from home. We view the fragmented competition in the doughnut industry as an opportunity for our continued growth. We also believe that the premium quality of our products and the strength of our brand have enhanced, and will continue to enhance, the growth and expansion of the overall doughnut market.

Store Development and Operations

     Site selection. Our objective is to create highly visible destination locations. Our comprehensive site selection process focuses on:

•	High volume traffic;

•	High household density;

•	Proximity to both daytime employment and residential centers; and

•	Proximity to other retail traffic generators.

     We work closely with our franchisees to assist them in selecting sites. A site selection team visits each site and the surrounding area before approving a store location. We believe that this process ensures that each new store will comply with our standards.

     Store operations. Our new factory stores are equipped with automated doughnut-making equipment capable of producing from 4,000 dozen to 10,000 dozen doughnuts daily. This capacity can support sales in excess of $100,000 per week. We outline uniform specifications and designs for each Krispy Kreme store and require compliance with our standards regarding the operation of the store, including, but not limited to:

•	Varieties of products;

•	Product specifications;

•	Sales channels;

•	Packaging;

•	Sanitation and cleaning;

•	Signage;

•	Furniture and fixtures;

•	Image and use of logos and trademarks;

•	Training; and

•	Marketing and advertising.

     We also require the use of a computer and cash register system with specified capabilities to ensure the collection of sales information necessary for effective store management. All of our franchisees provide us with weekly sales reports and periodic financial statements.

     We assist our franchisees with issues such as:

•	Operating procedures;

•	Advertising and marketing programs;

•	Administrative, bookkeeping and accounting procedures;

•	Public relations; and

•	Generation of sales and operating data.

     We also provide an opening team, which consists of up to nine people, to provide on-site training and assistance both for the week prior to and during the first week of operation for each initial store opened by a new franchisee. The number of opening team members providing this assistance is reduced with each subsequent store opening for an existing franchisee.

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

     Our staffing varies depending on a store’s size, volume of business and number of sales channels. Stores with sales through all sales channels have approximately 35 employees handling on-premises sales, processing, production, bookkeeping and sanitation and between two to 15 delivery personnel. Area developers frequently hire employees from leasing agencies and employ staff based on store volume and size. Hourly employees, along with delivery personnel, are trained by local store management through hands-on experience and training manuals.

     We believe that our success is a natural result of the growth and development of our people. We are developing a career model for both management and non-exempt employees which will focus on personal development and career growth. The program will link an individual’s economic, career and personal goals with our corporate and store-level goals.

Store Ownership

     We divide our stores into three categories of ownership: Company stores, associate stores and area developer stores. We refer to associates and area developers as franchisees, collectively. Store counts include retail factory stores and commissaries and exclude our satellite concept stores.

     Company stores. As of February 1, 2004, Krispy Kreme owned 141 stores, including 24 which are operated by consolidated joint ventures. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores in recent years, as well as through new store construction, the number of Company stores located outside the Southeast has increased. Of the 24 company stores owned by area developers in which we have a controlling interest, 7 are owned by Freedom Rings, in which we own a 70% interest, and 17 are owned by Glazed Investments, in which we have an approximate 75% interest. The terms of our arrangements with area developers as described below are applicable to our agreements with these joint ventures as well.

     Associates. We had 18 associates who operated 57 stores as of February 1, 2004. Associate stores have attributes which are similar to those of company stores located in the Southeast. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. With two exceptions, associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees or sell products bearing the Krispy Kreme brand name within an associate’s territory during the term of the license agreement.

     Associates are typically parties to 15-year licensing agreements, which generally permit them to operate stores using the Krispy Kreme system within a specific territory. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales for which they pay no royalties. Most associates also contribute 1% of all sales to the company-administered public relations and advertising fund. Our associates who were shareholders prior to our initial public offering in April 2000 have franchise agreements which were extended automatically for a period of 20 years following that offering and thereafter are renewed automatically for five-year periods, unless previously terminated by either party. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.

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

     As of February 1, 2004, we had 26 area developers operating 183 stores. These area developers have contractual commitments to open over 250 stores in their territories during their initial development schedule. Of these 26 area developers, we had a controlling interest in two and a minority equity interest in fifteen. Those in which we have a controlling interest operated 24 stores as of February 1, 2004 and those in which we have a minority interest operated 66 stores as of February 1, 2004. We believe equity investments in our area developer territories more closely align our interests with our area developers and also create greater financial opportunity for the Company.

     Many of our area developers are multi-unit food operators with a high level of knowledge about the local territory or territories they will develop and a proven financial capability to fully develop their territories. Our strategy, in part, is to grow through area developers. Our area developer program includes a royalty and fee structure that is more attractive to Krispy Kreme than that of our associate program, as well as territory development requirements.

     Each of our area developers is required to enter into two types of agreements: a development agreement which establishes the number of stores to be developed in an area and a franchise agreement for each store opened. Area developers typically pay development and franchise fees ranging from $20,000 to $50,000 for each store they develop.

     Our current standard franchise agreement provides for a 15-year term. The agreement is renewable subject to our discretion and can be terminated for a number of reasons, including the failure of the franchisee to make timely payments within applicable grace periods, subject to state law. Area developers generally pay a royalty fee of 4.5% to 6.0% on all sales and are required to contribute 1.0% of all sales to a company-administered public relations and advertising fund.

     In addition to a franchise agreement, all area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements have a five-year term. If area developers fail to develop their stores on schedule, we have the right to terminate the agreement and develop company stores or develop stores through new area developers or joint ventures in the territory.

     Generally, we do not provide financing to our franchisees other than in our capacity as an equity investor as described above. When we are an equity investor, we contribute equity or guarantee debt or lease commitments of the joint venture generally proportionate to our ownership interest. See Note 18 - Joint Ventures in the notes to our consolidated financial statements for additional information on our joint venture investments. In addition, for area developers in which we own a majority interest, we have provided loans to fund their operations and store development as we believe we can obtain sources of funding more economically than these joint ventures.

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

     Relationship marketing. Most of our brand-building activities are grassroots-based and focus on developing relationships with various constituencies, including consumers, local non-profit organizations, communities and businesses. Specific initiatives include:

•	Product donations to local radio and television stations, government agencies and other community organizations

•	Good neighbor product deliveries to create trial uses

•	Sponsorship of local events and nonprofit organizations

•	Our “Krispy Kreme Ambassador Program,” which enlists our fans as ambassadors in new markets to generate awareness and excitement around a new store opening

•	Friends of Krispy Kreme eNewsletter sent to those customers that have registered to receive monthly updates about new products, promotions and store openings.

     Fundraising sales. Fundraising sales are high volume sales to local charitable organizations at discounted prices. Charities in turn resell our products at prices which approximate retail. We believe that providing a fundraising program to local community organizations and local non-profit organizations helps demonstrate our commitment to the local community, enhances brand awareness, increases consumer loyalty and attracts more customers into our stores.

     Product placement. Since fiscal 1997, as we began growing nationally, there has been a significant increase in our product placements and references to our products in selected films and in television programs, including NBC’s Today Show, The Tonight Show with Jay Leno, Sex in the City, NYPD Blue, The Practice and The Simpsons, among others. We have been mentioned in more than 65 movies and television shows during the year ended February 1, 2004 and more than 230 movies and television shows during the prior three years. We have also been featured or mentioned in over 14,500 print publications during fiscal 2004 and 11,000 print publications during fiscal 2003, including The Wall Street Journal, The New York Times, The Washington Post, the Los Angeles Times, Newsweek, Glamour, InStyle and People. We believe the increasing number of placements and references are a reflection of the growing interest in our product and brand.

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

     An enterprise resource planning system supports all major financial and operating functions within the corporation, including financial reporting, inventory control and human resources. A comprehensive data warehouse system supports the financial and operating needs of our Company Store Operations and KKM&D.

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

     The Company maintains business continuity plans for its locations to protect against business interruption in the event of a system failure resulting from a catastrophe, natural disaster, security breach, power loss, telecommunications failure or other similar event. These plans include daily comprehensive system backup procedures and use of offsite data recovery centers.

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

     In the packaged doughnut market, we offer a full product line of doughnuts and snacks that are sold on a consignment basis and are typically merchandised on a free-standing branded display. We compete primarily with other well-known producers of baked goods, such as Hostess, Dolly Madison and Entenmann’s, and some regional brands.

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme name, and we use over 45 federally registered trademarks and service marks, including “Krispy Kreme” and “Hot Doughnuts Now” and the logos associated with these marks. We have also registered some of our trademarks in approximately 30 other countries. We license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and grocery stores in connection with the sale of some of our products at those locations.

     Montana Mills stores operate under the Montana Mills name, which was acquired in connection with its acquisition in April 2003. We use a variety of trademarks and services in the operation of the Montana Mills stores, including six federally registered trademarks and service marks, chief among them “Montana Mills Bread” and “MontanaMills.com.”

     Although we are not aware of anyone else using “Krispy Kreme” or “Hot Doughnuts Now” as a trademark or service mark, we are aware that some businesses are using “Krispy” or a phonetic equivalent, such as “Crispie Creme,” as part of a trademark or service mark associated with retail doughnut stores. There may be similar uses we are unaware of which could arise from prior users. Additionally, we are not aware of anyone else who is using “Montana Mills” as a trademark or service mark, but there could be other uses of which we are unaware. When necessary, we aggressively pursue persons who unlawfully and without our consent use our trademarks.

Government Regulation

     Local regulation. Our stores, both those in the United States and those in international markets, are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the states or municipalities in which the stores are located. Developing new doughnut stores in particular areas could be delayed by problems in obtaining the required licenses and approvals or by more stringent requirements of local government bodies with respect to zoning, land use and environmental factors. Our standard development and franchise agreements require our area developers and associates to comply with all applicable federal, state and local laws and regulations, and indemnify us for costs we may incur attributable to their failure to comply.

     Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facilities in Winston-Salem, NC and Effingham, IL. The North Carolina Department of Agriculture has regulatory power over food products shipped from our Winston-Salem facility. Additionally, shipments from our Effingham facility are subject to the applicable governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut stores to grocery or convenience stores. Many of our grocery and convenience store customers require us to guarantee our products’ compliance with applicable food regulations.

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

     In connection with our international expansion, we typically export our products, principally our doughnut mixes and coffee, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (“FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise offering circular or disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations.

     We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. To date, these laws have not precluded us from seeking franchisees in any given area or country and have not had a material adverse effect on our operations.

     Bills intended to regulate certain aspects of franchise relationships have been introduced into the U.S. Congress on several occasions during the last decade, but none has been enacted.

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

Employees

     As of February 1, 2004, we employed 6,982 people. Of these, 291 were employed in our administrative offices and 263 were employed in our manufacturing and distribution centers. In our Krispy Kreme stores, we had 6,190 employees. Additionally, we had 238 employees in our Montana Mills stores. Of our total workforce, 5,131 were full-time employees, including 595 managers and administrators. These numbers do not include individuals employed by our consolidated joint ventures, Freedom Rings and Glazed Investments.

     None of our employees is a party to a collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

Available Information

     Krispy Kreme files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including the Company, that file electronically with the SEC at http://www.sec.gov.

     We make available free of charge through our website at http://www.krispykreme.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or provide it to, the SEC. The content on our website is available for information purposes only. It should not be relied upon for investment purposes.

ITEM 2. PROPERTIES.

Stores. As of February 1, 2004, there were 357 Krispy Kreme factory stores, of which 141 were company stores (including 24 which are operated by consolidated joint ventures), 159 were owned by area developers (including 66 in which we have a joint venture interest) and 57 were owned by associates. Of the 357 Krispy Kreme factory stores in operation at February 1, 2004, 338 are located in 43 states in the continental United States, twelve are located in Canada, three are located in Australia, two are located in the United Kingdom and two are in Mexico.

•	The majority of our factory stores have on-premises sales, and approximately 190 stores also engage in off-premises sales.

•	Of the 117 factory stores we operated ourselves as of February 1, 2004, we owned the land and building for 53 stores. We leased both the land and building for 46 stores, leased only the land for 17 stores and leased only the building for 1 store.

•	Of the 24 factory stores operated by consolidated joint ventures as of February 1, 2004, we owned the land and building for 8 stores. We leased both the land and building for 5 stores and leased only the land for 11 stores.

     As of February 1, 2004, there were 29 Krispy Kreme satellite concept stores, of which 10 were operated by the Company.

     KKM&D facilities. We own a 137,000 square foot mix manufacturing plant and distribution center in Winston-Salem, NC. Our coffee roasting operation is also located at this facility. We also own a 187,000 square foot mix manufacturing and distribution facility in Effingham, IL. We lease a 102,000 square foot facility near Los Angeles, CA, which is used as a distribution center. Additionally, we own a 100,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility and training facility.

     Montana Mills. Montana Mills leases 4,000 square feet of a facility for administrative purposes, and 8,000 square feet of a facility for fulfillment and storage purposes, both located in Rochester, NY. These leases expire on June 30, 2005 and January 31, 2005, respectively. Both the land and buildings for the 21 stores operated by Montana Mills at February 1, 2004 are leased. These leases expire between March 31, 2005 and August 30, 2012.

     Other properties. Our corporate headquarters is located in Winston-Salem, NC. We occupy approximately 35,000 square feet of this multi-tenant facility under a lease that expires on January 31, 2010, with one five-year renewal option. We have leased an additional 26,000 square feet in this facility under seven leases which expire between January 31, 2005 and July 31, 2008.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, we are subject to claims and suits arising in the course of our business, none of which we believe is likely to have a material adverse effect on our financial condition or results of operations.

     We maintain customary insurance policies against claims and suits which arise in the course of our business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on The New York Stock Exchange under the symbol KKD. The following table sets forth for the periods indicated the high and low sales price of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended February 1, 2004:
First Quarter	$35.36	$26.42
Second Quarter	45.77	30.20
Third Quarter	49.74	37.50
Fourth Quarter	44.54	35.00
Fiscal Year Ended February 2, 2003:
First Quarter	$44.02	$33.00
Second Quarter	41.70	29.32
Third Quarter	38.02	27.40
Fourth Quarter	40.00	29.45

     As of March 24, 2004, there were approximately 186,600 shareholders of record.

Dividend Policy

     We did not pay any dividends in fiscal 2004 or fiscal 2003. We intend to retain our earnings to finance the expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination regarding cash dividend payments will be made by our board of directors and will depend upon the following factors:

•	Earnings

•	Financial condition

•	Capital requirements

•	Restrictions in financing agreements

•	Other factors deemed relevant by the board of directors

     Dividend payments are restricted by our bank credit facility to 50% of our net income for the immediately preceding fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is incorporated herein by reference to the section entitled “Selected Financial Data” in the Company’s fiscal 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s fiscal 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risks” in the Company’s fiscal 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto in the Company’s fiscal 2004 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our reports filed with the SEC. There has been no change in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to the information in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 26, 2004 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.

     For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the Proxy Statement, which information is incorporated herein by reference.

     The Company has adopted codes of business conduct and ethics applicable to its directors and its officers and other employees, which are available on our website at http://www.krispykreme.com. Any amendment to or waiver of a provision of these codes of ethics that applies to any director or executive officer will also be disclosed on our website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Refer to the information under the caption “Voting Securities and Principal Shareholders” of the Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

     The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of February 1, 2004.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	7,475,400 (1)	$19.31	5,222,400 (2)
Equity compensation plans not approved by shareholders	—	—	—

Total	7,475,400	$19.31	5,222,400

(1) Represents shares of common stock issuable pursuant to outstanding options under the 1998 Stock Option Plan, the 2000 Stock Incentive Plan and a stock option plan assumed effective April 7, 2003 upon the acquisition of Montana Mills (the “Montana Mills Plan”). At February 1, 2004, approximately 11,500 options with a weighted average exercise price of $34.90 remain outstanding under the Montana Mills Plan. The Company has not made, and will not make, and future grants of options under the Montana Mills Plan.

(2) Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Refer to the information under the caption “Related Party Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Refer to the information under the caption “Report of the Audit Committee” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

     1. Financial Statements. The following Consolidated Financial Statements of Krispy Kreme Doughnuts, Inc. and the Report of Independent Auditors are incorporated by reference to the corresponding sections of the Company’s fiscal 2004 Annual Report to Shareholders filed as an exhibit to this Form 10-K.

Description
Report of Independent Auditors
Consolidated Balance Sheets as of February 2, 2003 and February 1, 2004
Consolidated Statements of Operations for the Years Ended February 3, 2002, February 2, 2003 and February 1, 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended February 3, 2002, February 2, 2003 and February 1, 2004
Consolidated Statements of Cash Flows for the Years Ended February 3, 2002, February 2, 2003 and February 1, 2004
Notes to Consolidated Financial Statements

     2. Financial Statement Schedule. The following financial statement schedule is included in this Part IV of this Form 10-K.

Schedule	Page
Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves	23

Report of Independent Auditors	24

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K

     We filed a Current Report on Form 8-K with the Commission on November 21, 2003, reporting on item 12, with respect to our press release announcing our financial results for our third fiscal quarter ended November 2, 2003. We also filed a Current Report on Form 8-K on November 4, 2003, in which we reported the announcement of entering into a $150 million Syndicated Senior Unsecured Credit Facility comprised of a $119.3 million revolving credit facility and a $30.7 million term loan. The facility was arranged by Wachovia Bank, National Association and Branch Banking & Trust Company acting as Administrative Agent and Syndication Agent, respectively. The facility has a maturity date of October 31, 2007.

(c) Exhibits

Exhibit
Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger among the Company, Krispy Kreme Doughnut Corporation and KDC Reorganization Corporation dated December 2, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Krispy Kreme’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2*	—	Amended and Restated Bylaws of the Registrant

4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)

4.2	—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)

4.3	—	Specimen Montana Mills Redeemable Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002).

4.4	—	Form of Montana Mills Redeemable Common Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.4 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002).

10.1	—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

10.2	—	Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

10.3	—	Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)

Exhibit
Number		Description of Exhibits
10.4	—	Letter Agreement, dated April 12, 1994, between Krispy Kreme Doughnut Corporation and Mr. Scott A. Livengood (incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.5	—	Letter Agreement, dated February 15, 1994, between Krispy Kreme Doughnut Corporation and Mr. Joseph A. McAleer, Jr. (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.6	—	Trademark License Agreement, dated May 27, 1996, between HDN Development-Corporation and Krispy Kreme Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

10.7	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.8	—	Long-Term Incentive Plan dated January 30, 1993 (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.9	—	Form of Promissory Note relating to termination of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.10	—	Form of Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.11	—	Form of Promissory Note relating to restricted stock purchases (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.12	—	Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and John N. McAleer (incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

Exhibit
Number		Description of Exhibits
10.13	—	Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and Scott A. Livengood (incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.14	—	Employment Agreement dated February 1, 2001 between the Registrant and John W. Tate (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2001)**

10.15*	—	Employment Agreement dated January 6, 2004 between the Registrant and Michael C. Phalen **

10.16	—	Employment Agreement dated April 22, 2002 between the Registrant and R. Frank Murphy (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003)**

10.17	—	Kingsmill Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

10.18	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the Commission on October 4, 2000)**

10.19	—	Loan Agreement dated October 31, 2003 among Krispy Kreme Doughnut Corporation, Wachovia Bank, National Association, Branch Banking and Trust Company, Bank of America, N. A. and Royal Bank of Canada and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2003)

13*	—	Portions of the Registrant’s Fiscal 2004 Annual Report to Shareholders

21*	—	List of Subsidiaries

23*	—	Consent of PricewaterhouseCoopers LLP

24*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Form 10-K)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

SCHEDULE II

Consolidated Valuation and Qualifying Accounts and Reserves

			Additions
		Additions	Charged
	Balance at	Charged	to		Balance at
	Beginning	to	Other		End
Reserve for Doubtful Accounts	of Period	Operations	Accounts	Deductions(1)	of Period
For the year ended February 3, 2002	$1,302,000	$502,000	$—	$622,000	$1,182,000
For the year ended February 2, 2003	$1,182,000	$272,000	$—	$1,000	$1,453,000
For the year ended February 1, 2004	$1,453,000	$657,000	$—	$845,000	$1,265,000

(1)	Amounts represent net write-off of uncollectible receivable balances.

Report of Independent Auditors
on Financial Statement Schedule

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 31, 2004 appearing in the 2004 Annual Report to Shareholders of Krispy Kreme Doughnuts, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
March 31, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Michael C. Phalen Name: Michael C. Phalen Title: Chief Financial Officer

Date: April 16, 2004

POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Scott A. Livengood, John W. Tate and Michael C. Phalen, or any of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2004.

Signature	Title
/s/ Scott A. Livengood Scott A. Livengood	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ James H. Morgan James H. Morgan	Vice Chairman

/s/ Michael C. Phalen Michael C. Phalen	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mary Davis Holt Mary Davis Holt	Director

/s/ William T. Lynch William T. Lynch	Director

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director

/s/ John N. McAleer John N. McAleer	Executive Vice President of Concept Development and Director

/s/ Dr. Su Hua Newton Dr. Su Hua Newton	Director

/s/ Robert L. Strickland Robert L. Strickland	Director

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director