Form 10-Q
period 2004-05-02
KRISPY KREME DOUGHNUTS INC
filed 2004-06-14
CIK 1100270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 1, 2004

Common stock at no par value	61,749,140 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended May 2, 2004

Part I. Financial Information
Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands)

	February 1,	May 2,
	2004	2004

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,300	$13,715
Accounts receivable, less allowance for doubtful accounts of $1,265 at February 1, 2004 and $1,511 at May 2, 2004	45,283	47,434
Accounts receivable, affiliates	20,482	20,740
Other receivables	2,363	3,169
Notes receivable, affiliates	458	4,404
Inventories	28,573	32,974
Prepaid expenses and other current assets	5,399	4,675
Income taxes refundable	7,946	7,449
Deferred income taxes	6,453	13,280
Assets held for sale	36,856	3,374

Total current assets	174,113	151,214
Property and equipment, net	281,103	301,160
Long-term notes receivable, affiliates	7,609	2,988
Investments in unconsolidated joint ventures	12,426	10,728
Goodwill and other intangible assets	175,957	176,078
Other assets	9,456	12,315

Total assets	$660,664	$654,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,784	$18,866
Book overdraft	8,123	12,670
Accrued expenses and other current liabilities	23,744	27,107
Current maturities of long-term debt	2,842	4,663

Total current liabilities	53,493	63,306
Deferred income taxes	6,374	16,468
Revolving line of credit	87,000	72,000
Long-term debt, net of current portion	48,056	58,469
Other long-term obligations	11,211	10,774

Total long-term liabilities	152,641	157,711
Commitments and contingencies (Note 11)
Minority interest	2,323	2,815
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized; issued and outstanding – 61,286 at February 1, 2004 and 61,408 at May 2, 2004	294,477	296,812
Unearned compensation	(62)	(47)
Notes receivable, employees	(383)	(383)
Nonqualified employee benefit plan assets	(369)	(264)
Nonqualified employee benefit plan liability	369	264
Accumulated other comprehensive loss	(1,315)	(783)
Retained earnings	159,490	135,052

Total shareholders’ equity	452,207	430,651

Total liabilities and shareholders’ equity	$660,664	$654,483

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended

	May 4,	May 2,
	2003	2004

Total revenues	$148,660	$184,356
Operating expenses	112,480	141,383
General and administrative expenses	8,902	10,664
Depreciation and amortization expenses	4,101	6,130
Impairment charge (Note 3)	—	7,543
Arbitration award (Note 12)	(525)	—

Income from operations	23,702	18,636
Interest income	227	176
Interest expense	(866)	(1,433)
Equity loss in joint ventures	(694)	(575)
Minority interest	(616)	(126)
Other expense, net	(25)	(156)

Income from continuing operations before income taxes	21,728	16,522
Provision for income taxes	8,588	6,675

Income from continuing operations	13,140	9,847
Discontinued operations, net of tax benefit of $1,178 (Note 2)	—	(34,285)

Net income (loss)	$13,140	$(24,438)

Earnings (loss) per common share – basic:
Income from continuing operations	$0.23	$0.16
Discontinued operations	—	(0.56)

Net income (loss)	$0.23	$(0.40)

Earnings (loss) per common share – diluted:
Income from continuing operations	$0.22	$0.16
Discontinued operations	—	(0.54)

Net income (loss)	$0.22	$(0.38)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
(Unaudited)

							Nonqualified	Nonqualified	Accumulated
						Notes	Employee	Employee	Other
	Preferred	Preferred	Common	Common	Unearned	Receivable,	Benefit	Benefit	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Assets	Plan Liability	Loss	Earnings	Total

Balance at February 1, 2004	—	$—	61,286	$294,477	$(62)	$(383)	$(369)	$369	$(1,315)	$159,490	$452,207
Net loss for the three months ended May 2, 2004										(24,438)	(24,438)
Foreign currency translation adjustment, net of tax of $166									245		245
Unrealized gain from cash flow hedge, net of tax of $188									287		287

Total comprehensive loss											(23,906)
Exercise of stock options, including tax benefit of $1,636			122	2,335							2,335
Adjustment of nonqualified employee benefit plan investments							105	(105)			—
Amortization of restricted common shares					15						15

Balance at May 2, 2004	—	$—	61,408	$296,812	$(47)	$(383)	$(264)	$264	$(783)	$135,052	$430,651

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended

	May 4,	May 2,
	2003	2004

Cash Flow from Operating Activities:
Net income (loss)	$13,140	$(24,438)
Items not requiring cash:
Depreciation and amortization	4,101	6,130
Discontinued operations	—	34,285
Impairment charge	—	7,543
Loss (gain) on disposal of property and equipment, net	25	(5)
Compensation expense related to restricted stock awards	17	15
Deferred income taxes	5,815	4,525
Tax benefit from exercise of nonqualified stock options	5,985	1,636
Equity loss in joint ventures	694	575
Minority interest	616	126
Change in assets and liabilities:
Receivables	(3,621)	(3,140)
Inventories	(2,304)	(3,884)
Prepaid expenses and other current assets	(1,892)	786
Income taxes, net	(3,340)	497
Accounts payable	666	(1,828)
Accrued expenses and other current liabilities	953	2,533
Arbitration award	(9,075)	—
Other long-term obligations	133	—

Net cash provided by operating activities	11,913	25,356

Cash Flow from Investing Activities:
Purchase of property and equipment	(14,491)	(20,111)
Acquisition of franchise markets, net of cash acquired	(34,524)	—
Proceeds from investments	13,352	—
Purchases of investments	(6,000)	—
Issuance of notes receivable	—	(3,195)
Collection of notes receivable	18	262
Investments in unconsolidated joint ventures	(638)	(468)
Increase (decrease) in other assets	(197)	192

Net cash used for investing activities	(42,480)	(23,320)

Cash Flow from Financing Activities:
Borrowings of long-term debt	1,577	1,661
Repayments of long-term debt	(1,455)	(869)
Net revolving lines of credit borrowings (repayments)	3,135	(15,000)
Borrowings of short-term debt – related party	350	—
Proceeds from exercise of stock options	3,492	699
Book overdraft	(2,852)	4,547
Debt issue costs	—	(85)
Minority interest	(24)	—

Net cash provided by (used for) financing activities	4,223	(9,047)

Net decrease in cash and cash equivalents	(26,344)	(7,011)
Cash and cash equivalents at beginning of period	32,203	20,300
Cash provided by consolidation of joint venture (Note 1)	—	426

Cash and cash equivalents at end of period	$5,859	$13,715

Supplemental schedule of noncash investing and financing activities:
Issuance of shares in conjunction with acquisition of business	$37,762	$—
Receipt of promissory notes in connection with sale of assets	3,551	—
Issuance of restricted common shares	10	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, consequently, do not include all the disclosures normally required by generally accepted accounting principles and should be read together with the Company’s Annual Report for the year ended February 1, 2004. The financial information has been prepared in accordance with the Company’s customary accounting practices and has not been audited. In the opinion of management, the financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim results. Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intersegment accounts and transactions are eliminated in consolidation. Generally, unconsolidated investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. The Company invests in several joint ventures to develop and operate Krispy Kreme stores. The Company consolidates the accounts of three joint ventures: Freedom Rings, LLC (“Freedom Rings”), the joint venture with the rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey; Glazed Investments, LLC (“Glazed Investments”), the joint venture with the rights to develop stores in Colorado, Minnesota and Wisconsin; and New England Dough, LLC (“New England Dough”), the joint venture with the rights to develop stores in Connecticut, Maine, Massachusetts, Rhode Island, New Hampshire and Vermont. The Company began consolidating the accounts of New England Dough at the end of the first quarter of fiscal 2005 as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R (“FIN 46-R”) which addresses the consolidation of business enterprises. See further discussion under “Recent Accounting Pronouncements” below. The accompanying financial statements also include the accounts of Golden Gate Doughnuts, LLC (“Golden Gate”), a joint venture which owned the rights to develop stores in Northern California, for periods prior to January 30, 2004. The Company acquired the remaining 33% minority interest in this joint venture effective January 30, 2004. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net income or loss of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are generally accounted for by the cost method of accounting.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the net assets, including other identified intangible assets, acquired in connection with acquisitions. Goodwill has an indefinite life and is reviewed at least annually for impairment or whenever events or circumstances indicate the carrying amount may be impaired.

Other intangible assets consist primarily of reacquired franchise rights, trademarks and trade names and recipes. Reacquired franchise rights represent the value assigned to the rights acquired in connection with acquisitions of franchise markets from existing franchisees. The Company has determined that reacquired franchise rights and trademarks and trade names have indefinite lives and are not subject to amortization. Recipes have a definite life and will be amortized on a straight-line basis over an estimated useful life of 10 years. Reacquired franchise rights and trademarks and trade names are reviewed at least annually for impairment or whenever events or circumstances indicate the carrying amount of the assets may be impaired. Recipes are tested for impairment whenever events or circumstances indicate their carrying amount may be impaired.

The Company performs its annual test of impairment as of December 31. The Company performs additional impairment tests with respect to goodwill and other indefinite lived intangible assets on an interim basis when there are changes in facts and circumstances or specific events which indicate these assets may be impaired. As discussed further in Note 2 – Discontinued Operations, in the first quarter of fiscal 2005, the Company wrote off the goodwill, trademarks and trade names and recipes recorded in connection with an acquisition in April 2003 as a result of its decision to divest the related business. The charge is included in discontinued operations in the accompanying consolidated statement of operations and the corresponding amounts for the goodwill and other intangible assets at February 1, 2004 have been reclassified to assets held for sale in the accompanying consolidated balance sheet. The Company recorded no other impairment loss related to goodwill or other intangible assets during the three months ended May 4, 2003 or the three months ended May 2, 2004.

Goodwill and other intangible assets consist of the following:

(In thousands)	Feb. 1, 2004		May 2, 2004

Net carrying amount of indefinite-lived intangible assets:
Goodwill	$172,618	(1)	$172,662

Reacquired franchise rights	$2,120	(1)	$2,120

Trademarks and trade names	$1,039		$1,116

Net carrying amount of definite-lived intangible assets:
Recipes	$180		$180

(1)	Amounts have been reclassified to conform with fiscal 2005 presentation.

Asset Impairment

When a store is identified as underperforming or a decision is made to close a store, the Company makes an assessment of the potential impairment of the related assets. The assessment is based upon a comparison of the carrying amount of the assets, primarily property and equipment, to the estimated undiscounted cash flows expected to be generated from those assets. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the store until its closing as well as cash flows anticipated from disposal of the related assets, if any. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, the Company records a charge for impairment measured as the excess of the carrying value over the fair value of the assets. The resulting net book value of the assets, less estimated net realizable value at disposition, is depreciated over the remaining term that the store will continue in operation. At the store closing date, the Company discontinues depreciation on all assets related to closed store properties.

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 9 – Business Segment Information) is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery.

•	Franchise Operations revenue is derived from: (1) development and franchise fees from the opening of new stores; and (2) royalties charged to franchisees based on sales. Development and franchise fees are charged for certain new stores and are deferred until the store is opened and the Company has performed substantially all of the initial services it is required to provide. The royalties recognized in each period are based on the sales in that period.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, mix, coffee and other supplies needed to operate a doughnut store to Company-owned and franchised stores. Revenue is recognized at the time the title and the risk of loss pass to the customer, generally upon delivery of the goods. KKM&D revenue derived from Company-owned stores and consolidated joint venture stores is eliminated in consolidation.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders’ equity. Total comprehensive income (loss) for the three months ended May 4, 2003 and May 2, 2004 was $13,222,000 and $(23,906,000), respectively.

Foreign Currency Translation

For all non-U.S. subsidiaries and joint ventures, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates at the balance sheet date. Revenue and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of shareholders’ equity. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than the functional currency are included in other expense, net.

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

Had compensation expense for the Company’s stock options been based on the fair value at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the three months ended May 4, 2003 and May 2, 2004 would have been impacted as follows:

(In thousands, except per share amounts)	May 4, 2003	May 2, 2004

Net income (loss), as reported	$13,140	$(24,438)
Add: Stock-based expense reported in net income, net of related tax effects	23	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,768)	(2,885)

Pro forma net income (loss)	$10,395	$(27,323)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$0.23	$(0.40)
Pro forma earnings (loss) per share — Basic	0.18	(0.45)
Reported earnings (loss) per share — Diluted	0.22	(0.38)
Pro forma earnings (loss) per share — Diluted	0.17	(0.43)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and amended it by issuing FIN 46-R in December 2003. FIN 46-R addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46-R requires an entity to assess its equity investments and certain other contractual interests to determine if they are variable interest entities. As defined in FIN 46-R, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46-R, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46-R was effective for all non-special purpose variable interest entities for the first interim or annual period ending after March 15, 2004.

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. Based on the analysis of FIN 46-R, the Company began consolidating the accounts of New England Dough, the joint venture in which the Company holds a 57% interest, effective May 2, 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. The initial consolidation of New England Dough did not have a material impact on the net operating results of the Company, although it will result in increases in individual line items in the Company’s consolidated statements of operations and cash flows in future periods. The amounts included in the Company’s consolidated balance sheet upon the initial consolidation of New England Dough are summarized below.

(In thousands)	May 2, 2004

Cash	$426
Accounts receivable	385
Inventories	517
Property and equipment, net	13,766
Accounts payable	1,910
Accrued expenses and other current liabilities	713
Current maturities of long-term debt	960
Long-term debt, net of current portion	10,482

Note 2: Discontinued Operations

In the first quarter of fiscal 2005, the Company adopted a plan, approved by the Board of Directors, to divest the existing Montana Mills Bread Co., Inc. (“Montana Mills”) operations. The Company acquired Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003 and has historically reported the results of operations of Montana Mills as a separate segment of the business. The Company will close the majority of the existing Montana Mills locations, which are underperforming. The Company is actively marketing for sale the remaining Montana Mills locations and intends to complete the sale during fiscal 2005, although there can be no assurance that such a sale will be consummated. The Company will have no continuing interest in the business of Montana Mills subsequent to disposal of this business.

In connection with the decision to divest Montana Mills, the Company recorded a loss from discontinued operations of $34,285,000, net of the related tax benefit of $1,178,000, for the disposal, of which $932,000 represents the operating loss incurred by Montana Mills for the three months ended May 2, 2004 and $34,531,000 represents an impairment charge. The impairment charge consists of the write-off of goodwill recorded in connection with the acquisition of $19,664,000, the write-off of amounts recorded as the value of trademarks and trade names and recipes acquired of $12,081,000 and provisions, totaling $2,786,000, to reduce the carrying amount of other Montana Mills’ assets and liabilities, primarily property and equipment, to their estimated recoverable value. The disposition of Montana Mills meets the criteria of and is accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations and cash flows of this segment are separately presented as discontinued operations in the accompanying consolidated financial statements. All prior periods have been reclassified to conform to this accounting treatment.

Assets related to the discontinued operations are recorded at their estimated net realizable value of $1,624,000. These assets represent primarily leasehold improvements and equipment related to the stores and are included in assets held for sale in the accompanying consolidated balance sheet.

Summarized operating results from discontinued operations for the three months end May 2, 2004 are as follows:

(In thousands)	May 2, 2004

Revenues	$1,490

Operating loss	$932
Impairment charge	34,531
Income tax benefit	(1,178)

Discontinued operations	$34,285

The Company expects to record additional charges in subsequent periods in fiscal 2005 in connection with the plan to divest the Montana Mills business. The majority of these charges will be for severance and lease termination costs associated with the closed stores.

Note 3: Impairment Charge

In the three months ended May 2, 2004, the Company recorded an impairment charge of $7,543,000. The charge consists of approximately $5.6 million in costs incurred in connection with the planned closure of six Company factory stores, including two commissaries, and three satellites, as well as the costs related to the closure during the period of three satellites. The charge related to store closures represents the adjustment necessary to reduce the recorded value for the assets related to these stores, including land, buildings and equipment, to their estimated net realizable value. The impairment charge also consists of approximately $1.9 million in costs primarily associated with certain ancillary facilities that will remain in operation. The charge includes a provision related to the Company’s investment in and certain other amounts due from a joint venture, Entrepreneurship and Economic Development Investment, LLC, and charges associated with the write-off of certain property and equipment located at non-store facilities acquired in connection with certain acquisitions, primarily the acquisition of the minority interest in Golden Gate completed at the end of fiscal 2004, as well as charges related to certain store equipment that the Company intends to replace to improve performance.

In connection with the planned store closures, the Company expects to incur additional charges in fiscal 2005, principally for severance and lease termination costs associated with the stores to be closed.

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total

February 1, 2004
Raw materials	$—	$3,653	$1,716	$3,263	$8,632
Work in progress	—	84	—	—	84
Finished goods	2,603	3,918	120	—	6,641
Purchased merchandise	11,957	—	—	1,142	13,099
Manufacturing supplies	—	—	117	—	117

Totals	$14,560	$7,655	$1,953	$4,405	$28,573

May 2, 2004
Raw materials	$—	$3,575	$1,523	$3,680	$8,778
Work in progress	—	84	—	—	84
Finished goods	3,200	5,270	102	—	8,572
Purchased merchandise	13,913	—	—	1,418	15,331
Manufacturing supplies	—	—	209	—	209

Totals	$17,113	$8,929	$1,834	$5,098	$32,974

Note 5: Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 1, 2004	May 2, 2004

Land	$33,801	$36,068
Buildings	131,709	142,790
Machinery and equipment	152,199	163,395
Leasehold improvements	23,024	21,104
Construction in progress	6,550	12,213

	347,283	375,570
Less: accumulated depreciation	66,180	74,410

Property and equipment, net	$281,103	$301,160

Note 6: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	Feb. 1, 2004	May 2, 2004

Insurance	$8,050	$8,967
Salaries, wages and incentive compensation	3,971	5,284
Deferred revenue	1,339	711
Taxes, other than income	3,205	3,753
Other	7,179	8,392

Total	$23,744	$27,107

Note 7: Debt

The Company’s debt consists of the following:

	February 1,	May 2,
(In thousands)	2004	2004

Krispy Kreme Doughnut Corporation:
$119.3 million revolving line of credit	$87,000	$72,000

Krispy Kreme Doughnut Corporation:
$30.7 million term loan	$30,113	$29,700
Glazed Investments:
$12 million credit facility	6,330	7,730
Real Estate and Equipment loans	14,319	14,124
Subordinated notes	136	136
New England Dough:
$17.7 million credit facility	—	11,442

	50,898	63,132
Current maturities of long-term debt	(2,842)	(4,663)

Long-term debt, net of current portion	$48,056	$58,469

$150 Million Credit Agreement

On October 31, 2003, the Company entered into a $150,000,000 unsecured bank credit facility (“Credit Facility”) to refinance certain existing debt and increase borrowing availability for general working capital purposes and other financing and investing activities. The Credit Facility consists of a $119,338,000 revolving credit facility (“Revolver”) and a $30,662,000 term loan (“Term Loan”). Initial borrowings under the Revolver were used to repay amounts outstanding, including interest, under a $55,000,000 short-term promissory note entered into during June 2003 to partially finance an acquisition and to repay bank debt of Freedom Rings and Golden Gate. From the proceeds of the Revolver borrowings, the Company provided loans to these consolidated joint ventures to enable them to repay this debt. Given its significant ownership interest, the Company will continue to make financing available to its consolidated joint ventures to fund their capital needs as this process provides a lower cost of capital and administrative efficiencies. Borrowings under the Term Loan were used to refinance an existing term loan (“$33 Million Term Loan”) entered into to fund the initial purchase and completion of a mix and distribution facility.

The amount available under the Revolver is reduced by letters of credit and was $39,896,000 at May 2, 2004. Outstanding letters of credit, primarily for insurance purposes, totaled $7,442,000 at May 2, 2004. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50,000,000, which would increase total availability under the Revolver to $169,338,000.

Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Revolver is generally payable quarterly and interest on the Term Loan is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at May 2, 2004 was 2.38% on the Revolver and 2.34% on the Term Loan. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank, which was initially entered into in May 2002 to convert variable rate payments due under the $33 Million Term Loan to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, originally to correspond with the reduction in principal of the $33 Million Term Loan and which now corresponds with the reduction in principal of the Term Loan. The notional amount of the swap at May 2, 2004 was $29,700,000. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At February 1, 2004 and May 2, 2004, the fair value carrying amount of the swap was a liability of $2,160,000 and $1,685,000, respectively. Accumulated other comprehensive loss for the three months ended May 4, 2003 and May 2, 2004 includes, net of tax, a loss of $44,000 and a gain of $287,000, respectively, related to the swap.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At May 2, 2004, the Company was in compliance with each of these covenants.

Consolidated Joint Ventures — Glazed Investments

In December 2003, Glazed Investments entered into a $12.0 million credit facility (“Glazed Credit Facility”) to provide working capital and funding for the construction of stores and the purchase of related equipment. The Glazed Credit Facility provides a $500,000 working capital line of credit, up to $8,000,000 for the funding of the construction of stores and up to $3,500,000 for the purchase of related equipment. Amounts outstanding under the Glazed Credit Facility bear interest at one-month LIBOR plus 1.50% (2.60% at May 2, 2004), which is payable monthly. Upon completion of a store, amounts advanced to fund construction are converted to construction term loans (“Construction Notes”) and amounts advanced to fund the related equipment purchased are converted to equipment term loans (“Equipment Notes”). The Construction Notes require fixed monthly principal payments, based upon a term of ten years, plus interest, with a final payment of all outstanding amounts due on the earlier of June 30, 2010; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The Equipment Notes require monthly payments of principal and interest for a term of five years, with a final payment of all outstanding amounts on the earlier of June 30, 2009; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. Amounts outstanding under the working capital line of credit are payable in full on June 30, 2004. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the Glazed Credit Facility.

Prior to entering into the Glazed Credit Facility discussed above, Glazed Investments entered into arrangements with a non-bank financing institution that provided funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through these arrangements, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At May 2, 2004, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.06% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

The Glazed Credit Facility and non-bank financing discussed above contain provisions requiring Glazed Investments to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At May 2, 2004, Glazed Investments was in compliance with these covenants.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes are payable to the Company. The Notes outstanding at May 2, 2004 totaling $136,000 represent the amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

Consolidated Joint Ventures — New England Dough

In April 2003, New England Dough entered into a $17,685,000 credit facility (“New England Dough Facility”) with a bank to provide general working capital and funding for the construction of stores and the purchase of related equipment. The New England Dough Facility consists of a revolving line of credit and a term loan. The revolving line of credit matures on

April 21, 2005 and bears interest at one-month LIBOR plus 1.25%. Borrowings under the revolving line of credit are generally used to fund store construction. Amounts outstanding under the revolving line of credit may be converted to term loans with maturities of five years. The term loans require monthly payments of principal with interest at fixed rates ranging from 5.35% to 6.12%. At May 2, 2004, amounts outstanding under the New England Dough Facility totaled $11,442,000 and are secured by inventory, receivables and property and equipment of the joint venture. The Company has also guaranteed 57% of the amounts outstanding.

The New England Dough Facility contains provisions requiring the joint venture to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At May 2, 2004, New England Dough was in compliance with these covenants.

For franchisees in which we have an ownership interest, the Company will sometimes guarantee an amount of the debt or leases, generally equal to the Company’s ownership percentage. The amounts guaranteed by the Company are disclosed in Note 10 – Joint Ventures.

Note 8: Earnings (Loss) Per Share

The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings (loss) per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares. The treasury stock method is used to calculate dilutive shares. This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised, the proceeds of the tax benefits recognized by the Company in conjunction with nonqualified stock plans and from the amounts of unearned compensation associated with the restricted shares.

The following table sets forth the computation of the number of dilutive shares outstanding:

	Three months ended

	May 4,	May 2,
(In thousands)	2003	2004

Basic shares outstanding	56,931	61,334
Effect of dilutive securities:
Stock options	3,755	2,237
Restricted stock	3	2

Diluted shares outstanding	60,689	63,573

Stock options and warrants in the amount of 1,880,000 shares for the three months ended May 4, 2003 and 1,732,000 shares for the three months ended May 2, 2004 have been excluded from the diluted shares calculation as their inclusion would be anti-dilutive.

Note 9: Business Segment Information

The Company’s reportable segments are Company Store Operations, Franchise Operations and KKM&D. The Company Store Operations segment is comprised of the operating activities of the stores owned by the Company and those in consolidated joint ventures. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Store Operations are purchased from the KKM&D business segment and Company Store Operations operating income reflects the benefit of the Company’s vertical integration. The Franchise Operations segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this business segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores. All intersegment transactions between the KKM&D business segment and the Company Store Operations segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Profit from KKM&D’s sales to Company Store Operations is classified as a reduction of Company Store Operations operating expenses, generally based on the proportion of sales to Company Stores relative to total KKM&D sales.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

The following table presents the results of the Company’s operating segments for the three months ended May 4, 2003 and May 2, 2004. Segment operating income is income before general corporate expenses and income taxes.

	Three months ended

	May 4,	May 2,
(In thousands)	2003	2004

Revenues:
Company store operations	$102,243	$124,540
Franchise operations	5,066	7,105
KKM&D	77,320	97,373
Intersegment sales eliminations	(35,969)	(44,662)

Total revenues	$148,660	$184,356

Operating Income:
Company store operations	$21,559	$19,279
Franchise operations	3,697	5,413
KKM&D	7,212	12,593
Unallocated general and administrative expenses	(9,291)	(11,106)
Impairment charge	—	(7,543)
Arbitration award	525	—

Total operating income	$23,702	$18,636

Depreciation and Amortization Expenses:
Company store operations	$2,934	$4,863
Franchise operations	43	43
KKM&D	734	781
Corporate administration	390	443

Total depreciation and amortization expenses	$4,101	$6,130

Note 10: Joint Ventures

From time to time, the Company enters into joint venture agreements with partners to develop and operate Krispy Kreme stores. Each party’s investment is determined based on their proportionate share of equity obtained. The Company’s ability to control the management committee of the joint venture is the primary determining factor as to whether or not the joint venture results are consolidated with the Company. See “Basis of Consolidation” under Note 1 – Summary of Significant Accounting Policies.

At May 2, 2004, the Company had invested in 17 area developer joint ventures and held interests ranging from 25.0% to 74.7%. The Company will continue to seek opportunities to develop markets through joint ventures or to adjust its ownership in existing joint ventures when there are sound business reasons to do so.

Consolidated Joint Ventures

The Company owns a 74.7% interest in Glazed Investments, the joint venture with the rights to develop the Colorado, Minnesota and Wisconsin markets, and a 70% interest in Freedom Rings, the joint venture with the rights to develop the Eastern Pennsylvania, Delaware and Southern New Jersey markets. Effective at the end of the first quarter of fiscal 2005, the Company began consolidating the accounts of New England Dough, the joint venture with the rights to develop the Connecticut, Maine, Massachusetts, Rhode Island, New Hampshire and Vermont markets, as a result of the implementation of FIN 46-R, as discussed in “Recent Accounting Pronouncements” under Note 1 — Summary of Significant Accounting Policies. The Company owns a 57% interest in New England Dough. Although the Company’s ownership interest in New England Dough exceeds 50%, the Company historically accounted for this interest under the equity method as the Company does not have the ability to designate a majority of the members of the joint venture’s management committee.

The Company has provided guarantees of outstanding third party debt and/or certain leases for each of its consolidated joint ventures. The guarantees are generally in proportion to the Company’s ownership interest in the joint venture.

Summarized information for the Company’s investments in consolidated joint ventures as of May 2, 2004, including outstanding loan and lease guarantees, is as follows:

		Number of
		Stores as of	Ownership %
		May 2, 2004/
	General Geographical	Total Stores to be		Third	Loan/Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)

Freedom Rings, LLC	Eastern Pennsylvania, Delaware,	8/28	70.0%	30.0%	$1,017
	Southern New Jersey	Manager Allocation	3	1
Glazed Investments, LLC	Colorado, Minnesota,	19/46	74.7%	25.3%	$16,173
	Wisconsin	Manager Allocation	4	2
New England Dough, LLC	Connecticut, Maine, Massachusetts,	8/23	57.0%	43.0%	$7,585
	Rhode Island, New Hampshire, Vermont	Manager Allocation	2	2

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture, as amended, as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with certain of these joint ventures.

(2)	Outstanding debt amounts for these joint ventures are reflected in Note 7 – Debt.

Equity Method Joint Ventures

As of May 2, 2004, the Company had invested in 14 joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 5.5% to 10.0% per annum, and have maturity dates ranging from October 2010 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

Information related to the markets, ownership interests, manager allocations and loan and lease guarantees as of May 2, 2004 for joint ventures which are accounted for by the equity method is summarized as follows:

		Number of
		Stores as of	Ownership %
		May 2, 2004/
	General Geographical	Total Stores to be		Third	Loan/Lease
	Market	Developed (1)	KKDC	Parties	Guarantees

A-OK, LLC	Arkansas, Oklahoma	5/10	30.3%	69.7%	$1,338
		Manager Allocation	2	4
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	8/9	30.3%	69.7%	$2,776
		Manager Allocation	2	4
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	2/5	33.3%	66.7%	$1,015
		Manager Allocation	2	4
Entrepreneurship and Economic	North Carolina (Greensboro)	1/1	49.0%	51.0%	—
Development Investment, LLC		Manager Allocation	1	1
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	2/2	33.3%	66.7%	$1,355
		Manager Allocation	— (2)	— (2)
KK Wyotana, LLC	Wyoming, Montana	0/4	33.3%	66.7%	—
		Manager Allocation	—	1
KKNY, LLC	New York City,	7/25	30.3%	69.7%	—
	Northern New Jersey	Manager Allocation	2	4

KremeKo, Inc.	Central and Eastern Canada	15/33	40.6%	59.4%	$3,516
		Manager Allocation	2 (3)	9 (3)
KremeWorks, LLC	Alaska, Hawaii, Oregon,	13/31	25.0%	75.0%	—
	Washington, Western Canada	Manager Allocation	1	3
Krispy Kreme Australia Pty Limited	Australia /	3/31	35.0%	65.0%	$2,050
	New Zealand	Manager Allocation	2	3
Krispy Kreme of South Florida, LLC	Southern Florida	5/11	35.3%	64.7%	$3,134
		Manager Allocation	2	3
Krispy Kreme U.K. Limited	United Kingdom,	2/26	35.1%	64.9%	—
	Republic of Ireland	Manager Allocation	3	3
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	2/21	30.0%	70.0%	—
		Manager Allocation	2	3
PRIZ Doughnuts, LP	Texas (El Paso)	1/3	33.3%	66.7%	—
	Mexico (Ciudad Juarez)	Manager Allocation	— (2)	— (2)

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement, as amended, will be re-evaluated as the market is developed and the number of stores to be opened may change. Additionally, the Company is in the process of entering into development agreements for smaller markets with many of these joint ventures.

(2)	KK-TX I, L.P. and PRIZ Doughnuts, LP are limited partnerships. The Company holds a 33.3% interest in each of these joint ventures as a limited partner. Under the terms of the partnership agreements, the general partner has full responsibility for managing the business of the partnership.

(3)	KremeKo’s shareholders’ agreement requires that its board consist of eleven directors. The Company has the right to designate two of the directors and three other shareholders each have the right to designate one director. The remaining six directors are nominated by the board and elected by the shareholders.

Note 11: Commitments and Contingencies

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from 2 to 20 years. The Company’s contingent liability related to these guarantees was approximately $15,351,000 at February 1, 2004 and $15,706,000 at May 2, 2004. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at May 2, 2004, $15,184,000 is for franchisees in which we have less than a controlling ownership interest and is summarized in Note 10 – Joint Ventures. The percentage guaranteed is generally equivalent to the Company’s ownership percentage in the joint venture. The guarantees expire between fiscal 2005 and fiscal 2025. The remaining guarantees of $522,000 are for franchisees in which we have no ownership interest and expire between fiscal 2007 and fiscal 2009. These guarantees require payment from the Company in the event of default on payment by the respective debtor. If the debtor defaults, the Company may be required to pay a proportionate share of other amounts outstanding under the respective agreements, such as accrued interest and related fees. The Company cannot estimate the amount of any such additional payments that could be required. The Company has not experienced any losses in connection with these guarantees and management believes the likelihood that material payments will be required under these guarantees is remote. With respect to guarantees that the Company issued during the first quarter of fiscal 2005, the Company assessed the fair value of its obligation to perform under these guarantees if required to do so by considering the likelihood of certain triggering events or other conditions requiring performance. The Company determined that the fair value of these guarantees was not material to the Company’s financial position or results of operations.

The Company also guarantees leases and debt owed to financial institutions for consolidated joint ventures. The maximum amount guaranteed for these joint ventures is $24,775,000 and is summarized in Note 10 – Joint Ventures. At May 2, 2004, the outstanding debt under the loans guaranteed, which is included in long-term debt and current maturities of long-term debt in the accompanying consolidated financial statements, is $33,296,000. These guarantees expire in fiscal 2005 through fiscal 2019.

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

At May 2, 2004, the Company had outstanding letters of credit totaling $7,442,000. Of this amount, $7,151,000 represents letters of credit issued primarily to ensure payment by the Company of possible casualty and workers’ compensation claims. The remaining $291,000 represents primarily letters of credit provided in lieu of security deposits for leases on certain stores operated by a joint venture. Letters of credit have terms of one year or less.

In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company entered into a put option agreement with certain members of management who collectively own an approximate 22% interest in the joint venture. The agreement gives each of these members of management the option to sell to the Company ultimately up to 100% of their respective interest in Glazed Investments during certain defined exercise periods, subject to certain limitations. The purchase price for the individual’s respective interest is determined based upon a formula defined in the agreement, which is generally based upon earnings growth and cash flows of Glazed Investments’ operations. The options became exercisable, in part, in April 2004. If exercised, the Company has the option to pay the purchase price in cash or shares of the Company’s common stock. The Company cannot estimate the likelihood of any of the options being exercised or the maximum amount the Company would be required to pay upon exercise.

In the normal course of business, the Company is exposed to the impact of commodity price fluctuations affecting the cost of flour, sugar, soybean oil, coffee beans and other ingredients. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into long-term purchase agreements and other purchase arrangements with its suppliers. These commitments generally range from one to three years. As of May 2, 2004, the Company had approximately $127,028,000 in such long-term purchase commitments. Because the Company enters into these long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Note 12: Legal Contingencies

On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, eleven follow-on actions have been filed in the same court alleging substantially similar claims. The Company believes the allegations in these actions are without merit and intends to defend vigorously against these claims.

In March 2000, a lawsuit was filed against the Company, management and Golden Gate in Superior Court in the State of California. The lawsuit was filed as a result of joint venture discussions between the Company and the plaintiffs to develop the Northern California market. The plaintiffs were offered to participate in the Northern California joint venture but declined. They instead brought suit contending that they had a right to a larger percent of the joint venture and on different terms. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000, and the settlement was completed in May 2003. The accompanying statement of operations for the three months ended May 4, 2003 reflects the $525,000 reversal of the accrual remaining after settlement. While the Company continues to discuss potential joint ventures with others to develop markets, the Company does not expect to have exposure from similar situations.

The Company is engaged in various legal proceedings incidental to its normal business activities. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Company Overview and Industry Outlook

Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of premium quality doughnuts, including our Hot Original Glazed. Each of our traditional stores is a doughnut factory with the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each factory store (stores which contain a full doughnut-making production line) has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our doughnut stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts on a branded, unbranded and private label basis to convenience and grocery stores and select co-branding customers. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. “Branded” refers to products sold bearing the Krispy Kreme brand name and is the primary source of off-premises sales. “Unbranded” products are sold unpackaged from the retailer’s display case. “Private label” products carry the retailer’s brand name or some other non-Krispy Kreme brand. Unbranded and private label products are a minor portion of our business.

In addition to our factory stores, we are vertically integrated. We believe our vertical integration allows us to maintain the consistency and quality of our products throughout our system. In addition, through vertical integration, we believe we can utilize volume-buying power, which helps lower the cost of supplies to each of our stores and enhance our profitability. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and coffee and manufactures our doughnut-making equipment, which our factory stores are required to purchase. Additionally, this business unit currently operates three distribution centers that provide Krispy Kreme stores with essentially all supplies for the critical areas of their business. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of on-premises and off-premises sales by existing stores.

One of our focus areas has been on creating a best-in-class beverage program to complement our doughnut offering. With an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and are in the process of implementing a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. These drinks are designed to complement our existing juices, sodas, milks and water. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party, and will introduce the frozen beverages to most stores in the second quarter of fiscal 2005. We anticipate introducing espresso in most stores over the next twelve to eighteen months. We believe this new beverage program represents an opportunity to meaningfully increase beverage sales.

In our recent store development efforts, we have focused on opening both Company and franchise factory stores, including commissaries, which are production facilities used to serve off-premises customers, in major metropolitan markets, generally markets with greater than 100,000 households. Our objective is to further enhance our expansion through the opening of factory stores in small markets, with small markets being defined as those markets having fewer than 100,000 households. We are developing a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store. We continue developing this technology and are in the process of identifying locations to test the concept. We believe that this concept will enhance our ability to enter smaller markets, as well as achieve a higher store density in larger markets.

Additionally, we have begun testing three additional store formats, which we refer to broadly as “Satellites.” Satellites consist of the “doughnut and coffee shop” (“DCS”), the fresh shop and the kiosk formats. During fiscal 2002, we introduced the DCS format. This store uses the Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a DCS as in a factory store. Additionally, the DCS offers our full line of coffee and other beverages. While we continue to test and refine this concept, our experience to date is that this concept functions ideally in locations that accommodate drive-thrus and/or destination locations that have substantial customer foot traffic, such as casinos and airports. As of May 2, 2004, eight DCS’s were open, five of which are owned by the Company. Of these five, three were closed subsequent to the end of the quarter. These three were located in strip shopping centers and could not accommodate drive-thru business. See further discussion in Note 3 – Impairment Charge in the notes to our unaudited consolidated financial statements. We plan to continue testing this concept and believe that this technology and future evolutions of this technology will facilitate our expansion into smaller markets and densely populated urban areas.

In addition to the DCS format, we are testing both the fresh shop and the kiosk formats. In these formats, we will sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store, multiple times each day. Both the fresh shop and the kiosk formats will require less space than our traditional factory store or the DCS. As a kiosk is a free-standing facility, it will require significantly less space than the fresh shop, expanding the number of potential locations where these facilities may be established. As of May 2, 2004, 20 fresh shops were open. We view the fresh shop and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings. We began our tests of the new fresh shop concept during fiscal 2004 and our tests of the kiosk format in fiscal 2005.

As stated above, we intend to expand our concept primarily through opening both Company-owned and franchise stores in territories across the United States and Canada, as well as select other international markets as discussed below. We also have entered and intend to continue considering entering into joint ventures with some of our franchisees. As of May 2, 2004, there were 372 Krispy Kreme factory stores, consisting of 152 Company-owned stores (including 35 which are consolidated joint venture stores), 164 Area Developer franchise stores (including 66 in which we have a joint venture interest) and 56 Associate franchise stores. Additionally, eight Area Developer franchise factory stores became Company factory stores at the end of the quarter as a result of the consolidation of New England Dough, LLC (“New England Dough”), the joint venture with the rights to develop stores in Connecticut, Maine, Massachusetts, Rhode Island, New Hampshire and Vermont, due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R (“FIN 46-R”), as discussed under Recent Accounting Pronouncements below. Subsequent to the end of the first fiscal quarter, we closed four of our traditional Company-owned factory stores. These factory stores, which were originally designed to service primarily retail customers, were generally located in declining trade areas and in most cases were not designed to support off-premises business and, therefore, did not fully utilize their production capacity. See further discussion in Note 3 – Impairment Charge in the notes to our unaudited consolidated financial statements. For fiscal 2005, we anticipate opening approximately 100 new stores systemwide, of which approximately 20 will be Satellites. The store format will be determined by the site opportunities, primarily the space available. The majority of these new stores are expected to be franchise stores.

In connection with our international expansion plans, we are developing the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have 16 stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. These stores are owned and operated by joint ventures. We have also entered into joint ventures to develop the markets in Australia and New Zealand, the United Kingdom and the Republic of Ireland, and Mexico. Each of these joint ventures opened its first retail store in fiscal 2004. In April 2004, we entered into an agreement with a third party to develop stores in the Republic of South Korea. We did not retain an equity interest in this franchisee. We anticipate this franchisee will open its first store in late fiscal 2005 or fiscal 2006. We continue to focus on additional markets outside the United States, including Japan and other potential markets in Asia and Western Europe. Our initial research indicates that these will be viable markets for the Krispy Kreme concept; however, further market research and evaluation are ongoing.

As we expand our Krispy Kreme business, we will incur infrastructure costs in the form of additional personnel to support the expansion and additional facilities costs to provide mixes, equipment and other items necessary to operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.

Over the past few years, the overall doughnut market in the U.S. has grown primarily, we believe, as a function of our growth. In recent months, however, consumer demand in several flour-based food categories, including doughnuts, has been affected primarily due, we believe, to the popularity of low carbohydrate diets. Volume sales in the U.S. packaged doughnut market, as measured by Information Resources, Inc. (“IRI”), declined 0.4% for the twelve weeks ended April 18, 2004, the reporting period most closely approximating our fiscal first quarter, compared to the same period a year ago. In contrast, the U.S. packaged doughnut category experienced a volume increase of 7.4% for the twelve week period ended January 25, 2004 compared to the same period in the prior year. This IRI data measures packaged doughnut volume sold through domestic grocery stores and does not include volume sold through all other sales channels, including convenience stores and mass merchants.

To intensify our focus on our core business and avoid additional exposure to flour-based food products in the current environment, we have elected to divest the existing Montana Mills Bread Co., Inc. (“Montana Mills”) operations. In April 2003, we completed the acquisition of Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. When we acquired Montana Mills, we believed that the acquisition would provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business. We intended to refine and expand the concept and began work on developing a concept prototype. However, as stated above, we intend to divest the existing Montana Mills operations. We plan to close a majority of the existing Montana Mills stores which are underperforming and will pursue a sale of the remaining operations. See further discussion in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements.

Results of Operations

To facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment activities.

Overview. The discussion of our operating results below includes a discussion of our consolidated operating results, as well as a discussion of our systemwide sales and comparable store sales. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment, and royalties and fees received from our franchisees, but excludes the sales of our franchised stores. Systemwide sales is a non-GAAP financial measure that includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. We believe systemwide sales data is significant because it shows the overall penetration of the Krispy Kreme brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. Comparable store sales is a measure of sales growth. Generally, we add a traditional factory store to our comparable store base in the store’s nineteenth month of operation. In addition, we utilize a market penetration strategy that often results in transferring the production opportunity for off-premises sales to a different factory store in order to enhance operating efficiencies in the market. Off-premises sales at these stores are included in comparable store sales if there is an existing factory store in the market that is in the comparable store base.

Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows. We reported the results of operations of Montana Mills as a separate segment subsequent to our acquisition of that business in April 2003. As a result of our decision to divest the Montana Mills business, as discussed above and in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements, the results of operations of Montana Mills for the current period are included in discontinued operations. Prior period operating results will also reflect Montana Mills activity as discontinued operations.

A description of each of our reportable segments follows.

•	Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. These stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this segment include store level expenses along with direct general and administrative expenses. Consolidated joint ventures include Freedom Rings, LLC (“Freedom Rings”), the joint venture with the rights to develop stores in Eastern Pennsylvania, Delaware and

Southern New Jersey, Glazed Investments, LLC (“Glazed Investments”), the joint venture with the rights to develop stores in Colorado, Minnesota and Wisconsin and New England Dough. The Company began consolidating New England Dough at the end of the first quarter of fiscal 2005 as a result of the implementation of FIN 46-R, as discussed below under Recent Accounting Pronouncements. Prior to January 30, 2004, consolidated joint ventures also included Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with rights to develop stores in Northern California. Effective January 30, 2004, the Company acquired the remaining minority interest in Golden Gate.

•	Franchise Operations. Represents the results of our franchise programs. We have two franchise programs: (1) the associate program, which is our original franchising program developed in the 1940s, and (2) the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales, with the exception of private label sales, for which they pay no royalties. Area developers pay royalties ranging from 4.5% to 6.0% of all sales and development and franchise fees ranging from $20,000 to $50,000 per store. Most associates and area developers also contribute 1.0% of all sales to our national advertising and brand development fund. Expenses for this business segment include costs incurred to recruit new franchisees, costs to open, monitor and aid in the performance of these stores and direct general and administrative expenses.

•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that our factory stores are required to purchase. This business unit also includes our coffee roasting operations, which supplies our drip coffee product to our stores. Production in this business unit is expected to increase in fiscal 2005 with the growth in stores and as the other components of our expanded beverage program are introduced in our existing and new stores. The KKM&D business unit also purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intersegment transactions between KKM&D and Company Store Operations have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest expense, equity loss in joint ventures, minority interest in consolidated joint ventures and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended

	May 4,	May 2,
	2003	2004

Statement of Operations Data:
Total revenues	100.0%	100.0%
Operating expenses	75.7	76.7
General and administrative expenses	6.0	5.8
Depreciation and amortization expenses	2.8	3.3
Impairment charge	—	4.1
Arbitration award	(0.4)	—

Income from operations	15.9	10.1
Interest income	0.2	0.1
Interest expense	(0.6)	(0.8)
Equity loss in joint ventures	(0.5)	(0.3)
Minority interest	(0.4)	(0.1)
Other expense, net	—	(0.1)

Income from continuing operations before income taxes	14.6	8.9
Provision for income taxes	5.8	3.6

Income from continuing operations	8.8	5.3
Discontinued operations	—	(18.6)

Net income (loss)	8.8%	(13.3)%

Operating Data:
Increase in comparable store sales:
Company-owned		5.2%
Systemwide		4.0%

The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses, indirect (unallocated) general and administrative expenses, the impairment charge and the arbitration award. Direct general and administrative expenses are included in operating expenses.

	Three months ended

	May 4, 2003	May 2, 2004

Revenues by Business Segment:
Company Store Operations	68.8%	67.5%
Franchise Operations	3.4	3.9
KKM&D	27.8	28.6

Total revenues	100.0%	100.0%

Operating Expenses by Business Segment:
Company Store Operations	76.0%	80.6%
Franchise Operations	26.2%	23.2%
KKM&D	80.8%	74.6%

Total operating expenses	75.7%	76.7%

Three months ended May 2, 2004 compared with three months ended May 4, 2003

Overview

Systemwide sales for the first quarter increased 24.2% compared to the prior year. Systemwide sales increased primarily due to new stores opened in fiscal 2004 and 2005 as well as increases in comparable store sales. Systemwide comparable store sales grew 4.0% primarily due to increased off-premises sales. During the quarter, three new Company factory stores and thirteen new franchise factory stores were opened and one franchise factory store was closed, for a net increase of 15 factory stores, and three franchise Satellite stores were opened. Additionally, eight Area Developer franchise factory stores became Company factory stores at the end of the quarter as a result of the consolidation of New England Dough due to the implementation of FIN 46-R, as discussed in Recent Accounting Pronouncements below. As a result, the total number of factory stores at the end of the quarter was 372, consisting of 152 Company stores (including 35 which are consolidated joint venture stores), 164 Area Developer franchise stores (including 66 in which we have a joint venture interest) and 56 Associate franchise stores.

Total Company revenues increased 24.0% to $184.4 million in the first quarter of fiscal 2005 compared with $148.7 million in the first quarter of the prior fiscal year. This increase was comprised of increases in Company Store Operations revenues of 21.8%, to $124.5 million, Franchise Operations revenues of 40.2%, to $7.1 million, and KKM&D revenues, excluding intersegment sales, of 27.5%, to $52.7 million. Net loss for the quarter was $24.4 million versus net income of $13.1 million a year ago. Diluted loss per share was $0.38, as compared to diluted earnings per share in the first quarter of the prior year of $0.22. In the first quarter of fiscal 2005, we adopted a plan, approved by our Board of Directors, to divest the Montana Mills business and, as a result, recognized a loss of $34.3 million, net of related tax benefits, reported as discontinued operations. See further discussion in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements. In addition, during the first quarter of fiscal 2005, we recorded an impairment charge of $7.5 million, representing asset impairment charges resulting from our decision to close a number of underperforming factory stores and satellites as well as charges primarily associated with certain ancillary facilities that will remain in operation. See further discussion in Note 3 – Impairment Charge in the notes to our unaudited consolidated financial statements. Results of operations for the first quarter of fiscal 2004 include the reversal of the remaining $525,000 accrual related to an arbitration award against the Company. In the fourth quarter of fiscal 2003, the Company accrued a pre-tax charge of $9.1 million related to the arbitration award, discussed further in Note 12 – Legal Contingencies in the notes to the unaudited consolidated financial statements.

During the first quarter of fiscal 2004, the Company paid $8.6 million to settle the award and reversed the remaining accrual related to the award. Excluding the loss from discontinued operations and the impairment charge in fiscal 2005, net income for the quarter would have been $14.3 million and diluted earnings per share for the quarter would have been approximately $0.23.

The following table provides a reconciliation between the reported amounts for income from continuing operations, net income (loss) and diluted earnings (loss) per share to the amounts that would have been reported for the first quarter of both fiscal 2005 and fiscal 2004 if the loss from discontinued operations and impairment charge had not occurred in fiscal 2005 and if fiscal 2004 operating results did not include the reversal of the arbitration accrual.

	Three Months Ended May 2, 2004			Three Months Ended May 4, 2003

		Impairment
		Charge And			Arbitration
	As	Discontinued		As	Award
(In thousands)	Reported	Operations	Adjusted	Reported	Adjustment	Adjusted

Income from continuing operations before income taxes	$16,522	$7,543	$24,065	$21,728	$(525)	$21,203
Provision for income taxes	6,675	(3,047)	9,722	8,588	207	8,381

Income from continuing operations	9,847	4,496	14,343	13,140	(318)	12,822
Discontinued operations	(34,285)	34,285	—	—	—	—

Net income (loss)	$(24,438)	$38,781	$14,343	$13,140	$(318)	$12,822

Diluted earnings (loss) per share:
Income from continuing operations	$0.16	$0.07	$0.23	$0.22	$(0.01)	$0.21
Discontinued operations	(0.54)	0.54	—	—	—	—

Net income (loss)	$(0.38)	$0.61	$0.23	$0.22	$(0.01)	$0.21

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased 21.8% to $124.5 million in the first quarter of fiscal 2005 from $102.2 million in the first quarter of fiscal 2004. Comparable store sales increased by 5.2%. Revenue growth was due to continued growth in both our on-premises and off-premises sales channels. On-premises sales grew principally due to the opening of 30 new Company stores since the end of the first quarter of fiscal 2004 and retail price increases. Off-premises sales grew primarily as a result of the addition of new customers as well as an increase in the number of locations served for existing customers, partially offset by declines in productivity at existing customer locations. Both on-premises and off-premises sales were positively impacted in fiscal 2005 by the sales of the franchise stores acquired during fiscal 2004 from Area Developer and Associate franchisees in the Kansas; Missouri; Dallas, Texas; Shreveport, Louisiana and Michigan markets.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased 29.1% to $100.4 million in the first quarter of fiscal 2005 from $77.8 million in the same quarter of fiscal 2004. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 80.6% in first quarter of fiscal 2005 compared with 76.0% in the same quarter of the prior year. The increase in Company Store Operations operating expenses as a percentage of revenues was primarily due to operating inefficiencies and lower operating leverage, primarily related to our off-premises business. In addition, the operating margins of the new stores as well as stores acquired from franchisees in fiscal 2004 were generally lower than those of our existing store base.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased 40.2% to $7.1 million in the first quarter of fiscal 2005 from $5.1 million in the first quarter of the prior year. The growth in revenue was primarily due to the additional royalties associated with the opening of 66 new franchise stores, net of the impact of the transfer of twelve stores from Franchise to Company as a result of acquisitions, since the end of the first quarter of fiscal 2004, along with comparable store sales increases. Sales of franchised stores, as reported by our franchisees, were $158.5 million in the first quarter of fiscal 2005 and $125.6 million in the first quarter of fiscal 2004.

Franchise Operations Operating Expenses. Franchise Operations operating expenses, excluding depreciation and amortization expenses, increased 24.4% to $1.6 million in the first quarter of fiscal 2005 from $1.3 million in the first quarter of fiscal 2004. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 23.2% in the first quarter of the current year compared with 26.2% in the first quarter of the prior year. Operating expenses, as a percentage of revenue, have decreased during the first quarter of fiscal 2005 as compared to the same quarter of the prior year as a result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise program. In addition, Franchise Operations operating expenses as a percentage of Franchise Operations revenues will vary depending on the number of store openings in a quarter and the level of opening team support needed to assist with the openings. The amount of support we provide for each Area Developer group’s store openings declines with each successive opening. As some of our individual Area Developers are now operating multiple stores, our costs associated with their additional store openings have declined.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased 27.5% to $52.7 million in the first quarter of fiscal 2005 from $41.4 million in the same quarter of fiscal 2004. Revenues increased as a result of the opening, since the end of the first quarter of the prior year, of 66 new franchise stores, net of the impact of the transfer of twelve stores from Franchise to Company as a result of acquisitions completed subsequent to the end of the first quarter of the prior year. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mix, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase proprietary doughnut-making and certain other equipment from KKM&D, thereby enhancing KKM&D sales. Also impacting KKM&D revenues during the quarter were sales to franchisees of certain recently-developed peripheral equipment designed to enhance the performance of the doughnut-making equipment used by all our traditional factory stores. While this product is a standard component for all doughnut-making equipment sold currently, to the extent franchisees who have not yet acquired this product for existing stores do so, KKM&D revenues may be positively impacted.

KKM&D Operating Expenses. KKM&D operating expenses increased 17.8% to $39.3 million in the first quarter of fiscal 2005 from $33.4 million in the first quarter of fiscal 2004. KKM&D operating expenses, excluding depreciation and amortization expenses, as a percentage of KKM&D revenues were 74.6% in the first quarter of the current year compared with 80.8% in the first quarter of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities as well as the higher margin associated with sales of the peripheral equipment discussed above, partially offset by higher fuel costs.

Other

General and Administrative Expenses. General and administrative expenses increased 19.8% to $10.7 million in the first quarter of fiscal 2005 from $8.9 million in the first quarter of fiscal 2004. General and administrative expenses as a percentage of total revenues for the first quarter were 5.8% in fiscal 2005 compared with 6.0% in fiscal 2004. The dollar growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our expansion, as well as other cost increases necessitated by the growth of the Company. General and administrative expenses as a percentage of total revenues declined during the quarter primarily as a result of our 24.0% growth in revenues during this period. In particular, acquisitions of Associate and

Area Developer franchise markets in fiscal 2004 resulted in revenue gains without a commensurate increase in general and administrative expenses, as we were able to leverage our existing infrastructure in many functional areas to support these acquired operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 49.5% to $6.1 million in the first quarter of fiscal 2005 from $4.1 million in the first quarter of the prior year. Depreciation and amortization expenses as a percentage of total revenues for the first quarter were 3.3% in fiscal 2005 compared with 2.8% in fiscal 2004. The dollar growth in depreciation and amortization expenses is due primarily to depreciation associated with increased capital asset additions, primarily related to the opening of new stores, including those opened by our consolidated joint ventures, and the addition of stores acquired from our Area Developer and Associate franchisees.

Impairment Charge. In the first quarter of fiscal 2005, the Company recorded a non-cash impairment charge of $7.5 million primarily related to planned store closures. See further discussion in Note 3 – Impairment Charge in the notes to the unaudited consolidated financial statements. In connection with the planned store closures, the Company expects to incur additional charges in fiscal 2005, principally for severance and lease termination costs associated with the stores to be closed, of up to approximately $4.0 million to $5.0 million.

Arbitration Award. As discussed further in Note 12 – Legal Contingencies in the notes to our unaudited consolidated financial statements, in fiscal 2003 the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8.6 million, which was paid in the first quarter of fiscal 2004, and reversed the remaining $525,000 accrual.

Interest Expense. Interest expense was $1.4 million in the first quarter of fiscal 2005 compared with $866,000 in the first quarter of fiscal 2004. Interest expense in fiscal 2004 consisted primarily of interest on the Company’s term loan as well as interest on debt of our consolidated joint ventures, which was used to fund store development. Interest expense in fiscal 2005 also includes interest on the Company’s Revolver, as well as increased third party debt of our consolidated joint ventures. Proceeds of the Revolver, entered into in October 2003, were used primarily to repay certain short-term debt incurred to complete an acquisition as well as to provide loans to certain of our consolidated joint ventures, to enable them to repay certain third-party debt. See Note 7 – Debt in the notes to our unaudited consolidated financial statements for additional information on the Company’s outstanding debt.

Equity Loss in Joint Ventures. Equity loss in joint ventures decreased to $575,000 in the first quarter of fiscal 2005 from $694,000 in the first quarter of fiscal 2004. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some joint ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Losses in the first quarter of both fiscal 2005 and fiscal 2004 were impacted by our share of the initial start-up expenses of certain joint ventures in markets outside the United States, including the joint ventures with rights to develop stores in Australia and New Zealand, the United Kingdom and the Republic of Ireland, and Mexico, as well as continued losses of the joint venture with rights to develop markets in Eastern and Central Canada. Note 10 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At May 2, 2004, there were 66 stores open by unconsolidated joint ventures compared to 34 stores at May 4, 2003.

Minority Interest. Minority interest decreased to $126,000 in the first quarter of fiscal 2005 from $616,000 in the first quarter of fiscal 2004. This expense represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures to develop and operate Krispy Kreme stores. For the first quarter of fiscal 2005, this expense includes the minority partners’ share of the results of operations of Freedom Rings and Glazed Investments. For the first quarter of fiscal 2004, this expense also included the minority partners’ share of the results of operations of Golden Gate, the joint venture with rights to develop Northern California. Effective January 30, 2004, the Company acquired the remaining minority partners’ share of Golden Gate. Effective at the end of the first quarter of fiscal 2005, the Company began consolidating the accounts of New England Dough with those of the Company as a result of the implementation of FIN 46-R, as discussed under Recent Accounting Pronouncements below. Accordingly, minority interest in future periods will include amounts related to New England Dough’s minority partners’ share of its operating results.

Provision for Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $6.7 million in the first quarter of fiscal 2005 representing a 40.4% effective rate compared to $8.6 million, or 39.5%, in the first quarter of the prior year. The increase in the effective rate is primarily the result of increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions. The rate was also impacted by the Company’s share of losses, which are not currently deductible, associated with our investments in international joint ventures.

Discontinued Operations. In the first quarter of fiscal 2005, the Company recorded a $34.3 million loss from discontinued operations, net of the related tax benefit of $1.2 million as a result of the pending divestiture of the Montana Mills operation, as discussed above and in Note 2 – Discontinued Operations in the notes to the unaudited consolidated financial statements. The loss from discontinued operations consists of the operating loss incurred by Montana Mills for the first quarter of fiscal 2005 of $932,000 and an impairment charge of $34.5 million. The impairment charge consists of the write-off of goodwill recorded in connection with the acquisition of $19.7 million, the write-off of amounts recorded as the value of trademarks and trade names and recipes acquired of $12.1 million and provisions, totaling $2.8 million, to reduce the carrying amount of other Montana Mills’ assets and liabilities, primarily property and equipment, to their estimated recoverable value. The Company expects to record additional charges in subsequent periods in fiscal 2005 in connection with the plan to divest the Montana Mills business. The majority of these charges will be for severance and lease termination costs associated with the closed stores and are expected to approximate $2.0 million to $4.0 million.

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

We funded our capital requirements for the first quarter of fiscal 2005 primarily through cash flow generated from operations as well as through the use of existing cash. Our consolidated joint ventures funded their capital requirements through cash flow from operations and borrowings under various financing arrangements, including revolving lines of credit and long term debt, as well as from loans provided by the Company.

Cash Flow From Operations

Net cash flow from operations was $25.4 million in the first quarter of fiscal 2005 and $11.9 million in the first quarter of fiscal 2004. The increase in operating cash flow was partially offset by additional investments in working capital, primarily accounts receivable and inventories, as a result of the expansion of our off-premises sales programs and the opening of new stores which we either own or supply. Receivables and inventories have increased $3.1 million and $3.9 million, respectively, since February 1, 2004.

Operating cash flows were also favorably impacted by the $1.6 million tax benefit from the exercise of nonqualified stock options during the quarter. Operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $23.3 million in the first quarter of fiscal 2005 and $42.5 million in the first quarter of the prior year. Investing activities in the first quarter of fiscal 2005 consisted principally of capital expenditures for property and equipment for store development, including capital expenditures of our consolidated joint ventures. Fiscal 2004 investing activities included capital expenditures of $14.5 million, as well as the use of $34.5 million in cash to acquire the rights to certain franchise markets.

Cash Flow From Financing Activities

Net cash used for financing activities was $9.0 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2004, financing activities provided cash flow of $4.2 million. Financing activities in the first quarter of fiscal 2005 represent primarily the repayment of borrowings under the Company’s Revolver. In fiscal 2004, cash flow from financing activities consisted primarily of borrowings under revolving lines of credit and long-term debt, as well as the proceeds from the exercise of stock options.

Capital Resources, Contractual Obligations and Other Commercial Commitments

In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund the expansion of the Krispy Kreme concept. A discussion of these capital resources and financing techniques is included below.

Debt. The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. We also monitor the funding requirements of our consolidated joint ventures and have provided financing to them since we believe, given our significant ownership interest in these operations, we can do so through our sources of funding more economically than these joint ventures could obtain independently through third parties and this process is administratively more efficient.

On October 31, 2003, the Company entered into a $150.0 million unsecured bank credit facility (“Credit Facility”) to refinance certain existing debt and increase borrowing availability. The Credit Facility consists of a $119.3 million revolving credit facility (“Revolver”), which replaced an existing $40.0 million revolving line of credit, and a $30.7 million term loan (“Term Loan”). Initial borrowings under the Revolver were used to repay amounts outstanding, including interest, under a $55.0 million short-term promissory note entered into in June 2003 to partially finance an acquisition and to repay bank debt of certain of the Company’s consolidated joint ventures. From the proceeds of the Revolver borrowings, the Company provided loans to these consolidated joint ventures to enable them to repay this debt. The Company will continue to make financing available to certain of its consolidated joint ventures to fund their capital needs. Borrowings under the Term Loan were used to refinance an existing term loan entered into to fund the initial purchase and completion of a mix and distribution facility.

The amount available under the Revolver is reduced by letters of credit and was $39.9 million at May 2, 2004. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50.0 million, which would increase total availability under the Revolver to $169.3 million.

Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Revolver is generally payable quarterly and interest on the Term Loan is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at May 2, 2004 was 2.38% on the Revolver and 2.34% on the Term Loan. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank which was entered into to convert variable rate payments due under certain existing debt to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had a notional amount of $29.7 million at May 2, 2004 and was designated as a hedge against the variable rate interest payments due under the Term Loan. The notional amount declines by $137,500 each month, which corresponds with the reduction in principal of the Term Loan. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At May 2, 2004, the fair value carrying amount of the swap was a liability of $1.7 million. Accumulated other comprehensive loss for the first quarter of fiscal 2005 includes a gain, net of tax, of $287,000 related to the swap.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At May 2, 2004, the Company was in compliance with each of these covenants.

In December 2003, Glazed Investments entered into a $12.0 million credit facility (the “Glazed Credit Facility”) to provide working capital and funding for the construction of stores and the purchase of related equipment. The Glazed Credit Facility provides a $500,000 working capital line of credit, up to $8.0 million to fund the construction of stores and up to $3.5 million to fund the purchase of related equipment. Amounts outstanding under the Glazed Credit Facility bear interest at one-month LIBOR plus 1.50% (2.60% at May 2, 2004), which is payable monthly. Upon completion of a store, amounts advanced to fund construction are converted to construction term loans (“Construction Notes”) and amounts advanced to fund the related equipment purchase are converted to equipment term loans (“Equipment Notes”). The Construction Notes require fixed monthly principal payments based upon a term of ten years, plus interest, with a final payment of all outstanding amounts due on the earlier of June 30, 2010; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The Equipment Notes require monthly payments of principal and interest for a term of five years, with a final payment of all outstanding amounts due on the earlier of June 30, 2009; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The amounts outstanding under the working capital line of credit are payable in full on June 30, 2004. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the Glazed Credit Facility. At May 2, 2004, $7.7 million had been advanced under the Glazed Credit Facility, principally to fund store construction.

Prior to entering into the Glazed Credit Facility discussed above, Glazed Investments typically entered into arrangements with a non-bank financing institution to provide funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store and equipment purchase for which funding was provided through these arrangements, the terms of each are substantially the same. During the construction period, interest on amounts outstanding is payable monthly, generally at one-month LIBOR plus 4.25%. Upon completion of the store, the amount advanced for construction funding is converted to a real estate term loan (“Real Estate Loans”) and amounts advanced for equipment purchases are converted to equipment term loans (“Equipment Loans”). Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At May 2, 2004, interest rates applicable to the debt range from 4.06% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans. Amounts outstanding under Real Estate Loans and Equipment Loans totaled $14.1 million at May 2, 2004.

The Glazed Credit Facility and non-bank financing discussed above contain provisions requiring Glazed Investments to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At May 2, 2004, Glazed Investments was in compliance with these covenants.

In July 2000, Glazed Investments issued $4.5 million in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1.0 million of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3.4 million in Notes. As a result, approximately $4.4 million of the Notes are payable to the Company. The Notes outstanding at May 2, 2004 as reflected in the accompanying consolidated balance sheet totaling $136,000 represent the amount of the original $4.5 million issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

In April 2003, New England Dough entered into a $17.7 million credit facility (“New England Dough Facility”) with a bank to provide general working capital and funding for the construction of stores and the purchase of related equipment. The New England Dough Facility consists of a revolving line of credit and a term loan. The revolving line of credit matures on April 21, 2005 and bears interest at one-month LIBOR plus 1.25%. Borrowings under the revolving line of credit are generally used to fund store construction. Amounts outstanding under the revolving line of credit may be converted to term loans with maturities of five years. The term loans require monthly payments of principal with interest at fixed rates ranging from 5.35% to 6.12%. At May 2, 2004, amounts outstanding under the New England Dough Facility totaled $11.4 million and are secured by inventory, receivables and property and equipment of the joint venture. The Company has also guaranteed 57% of the amounts outstanding.

The New England Dough Facility contains provisions requiring the joint venture to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At May 2, 2004, New England Dough was in compliance with these covenants.

Based on our current expansion plans, our consolidated joint ventures will most likely seek additional borrowing capacity to support planned store openings and sales growth. The Company may provide loans to fund these needs. If additional third party financing is obtained, the Company will most likely be required to guarantee a portion of this additional credit equal to its ownership percentage of the joint venture.

The Company will continue to consider opportunities to acquire partial or entire interests in some of our franchise markets as the opportunity arises and there are sound business reasons to make the acquisition. Depending on the size and number of these acquisitions, it is likely that we will use, in addition to excess cash, additional debt and/or equity to accomplish these acquisitions. See Capital Requirements below for further discussion.

Operating Leases. The Company conducts some of its operations from leased facilities and, additionally, leases certain equipment under operating leases. Generally, these leases have initial terms of three to twenty years and contain provisions for renewal options of five to ten years. In determining whether to enter into an operating lease for an asset, we evaluate the nature of the asset and the associated operating lease terms to determine if operating leases are an effective financing tool. We anticipate that we will continue to use operating leases as a financing tool as appropriate.

Contractual Cash Obligations. In the normal course of business, the Company is exposed to the impact of commodity price fluctuations affecting the cost of flour, sugar, soybean oil, coffee beans and other ingredients. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into long-term purchase agreements and other purchase arrangements with its suppliers. These commitments generally range from one to three years. As of May 2, 2004, the Company had approximately $127.0 million in such long-term purchase commitments. Because the Company enters into these long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Off Balance Sheet Arrangements. The Company, in the ordinary course of business, enters into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guarantees and indemnifications as discussed below and in Note 11 - Commitments and Contingencies in the notes to our unaudited consolidated financial statements. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. Primarily for those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. These guarantees are not recorded as liabilities in our consolidated balance sheet based on our assessment that the fair value of these guarantees, if any, was not material to the Company’s financial position or results of operations. As of May 2, 2004, we had lease guarantee commitments totaling $2.2 million and loan guarantees totaling $13.5 million. These amounts do not include guarantees of debt of our consolidated joint ventures, as the entire amount of the debt of these joint ventures is shown as a liability in our consolidated balance sheet, nor does it include guarantees of leases of our consolidated joint ventures as the gross amount of lease commitments for these joint ventures is shown in Note 9 — Lease Commitments in our fiscal 2004 Annual Report. Of the total guaranteed amount of $15.7 million, $15.2 million are for franchisees in which we have an ownership interest and $522,000 are for franchisees in which we have no ownership interest. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. To date the Company has not experienced any losses in connection with these guarantees, and we consider it unlikely that we will have to satisfy any of these guarantees.

In addition, at May 2, 2004, the Company had outstanding letters of credit totaling $7.4 million. Letters of credit have terms of one year or less and are generally renewed on an annual basis.

Capital Requirements. In the next five years, we plan to use cash primarily for the following activities:

•	Opening new Company stores in selected markets

•	Remodeling and relocation of selected older Company stores

•	Adding mix production and distribution capacity to support expansion

•	Expanding our equipment manufacturing and operations training facilities

•	Investing in all or part of franchisees’ operations, both domestically and internationally

•	Working capital and other corporate purposes

Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities. Prior to fiscal 2004, we primarily relied on cash flow generated from the Company’s initial public offering completed in April 2000 and our follow-on public offering completed in February 2001, cash flow generated from operations and borrowing capacity under our lines of credit. In addition, in May 2002, we used term debt to finance a new mix manufacturing and distribution facility. In June 2003, we used short-term debt to partially finance an acquisition. In October 2003, we entered into a Credit Facility to refinance certain existing debt, including the term debt entered into in fiscal 2003 and the short term debt incurred in June 2003, and to provide increased borrowing availability. We believe that cash flow from operations and, if necessary, the Credit Facility will provide the required capital to fund operations and store development for the Company in fiscal 2005. We make borrowings under our Revolver available to our consolidated joint ventures to provide funding for their operating and store development needs, although Glazed Investments and New England Dough continue to use external debt for their financing needs. If additional capital is needed, we may exercise our option to increase borrowing availability under the Revolver or raise such capital through public or private equity or debt financing arrangements. Future capital funding transactions may result in dilution to shareholders. There can be no assurance, however, that additional capital will be available or be available on satisfactory terms. Our failure to raise additional capital could have one or more of the following effects on our operations and growth plans over the next five years:

•	Slowing our plans to open new Company stores and remodel and relocate older Company-owned stores

•	Reducing the number and amount of joint venture investments in area developers or acquisitions of franchise markets

•	Slowing the building of our infrastructure in both personnel and facilities.

Inflation

We do not believe that inflation has had a material impact on our results of operations in recent years. However, we cannot predict what effect inflation may have on our results of operations in the future.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and amended it by issuing FIN 46-R in December 2003. FIN 46-R addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46-R requires an entity to assess its equity investments and certain other contractual interests to determine if they are variable interest entities. As defined in FIN 46-R, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46-R, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46-R is effective for all non-special purpose variable interest entities for the first interim or annual period ending after March 15, 2004.

We currently have equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, we account for our investment under the equity method of accounting. For certain of these joint ventures, we hold variable interests, such as providing guarantees of the joint venture’s debt or leases. Based on our analysis of FIN 46-R, the Company began consolidating the accounts of New England Dough, LLC (“New England Dough”), the joint venture with rights to develop Krispy Kreme stores in certain markets in the Northeastern United States in which the Company holds a 57% interest, effective May 2, 2004. Historically, the Company has accounted for its investment in New England Dough using the equity method. Consolidation of New England Dough did not have a material impact on the net operating results of the Company, although it did result in increases in individual line items in the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $150.0 million Credit Facility bears interest, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and 1.0% to 2.0% for Adjusted LIBOR borrowings. The Credit Facility consists of a $119.3 million Revolver and a

$30.7 million Term Loan. We entered into an interest rate swap that converts the variable rate interest payments due under the Term Loan to a fixed rate of 5.09% (plus the Applicable Margin) through May 1, 2007. The notional amount of the swap declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. Both Glazed Investments and New England Dough, consolidated joint ventures, are parties to various debt agreements used to finance store development. These agreements bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. We guarantee approximately 75% of amounts outstanding under the agreements Glazed Investments is a party to and generally 57% of amounts outstanding under agreements New England Dough is a party to. The interest cost of our debt is affected by changes in either the prime rate or LIBOR. Such changes could adversely impact our operating results.

Because the majority of our revenue, expense and capital purchasing activities are currently transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minimal. As our international operations grow, however, our foreign currency exchange risks will increase. We invest in most international joint ventures through a non-U.S. based holding company. Funding this holding company, as well as its operations, in addition to our investments in international joint ventures, exposes the Company to foreign currency exchange risk. We monitor the Company’s exposure to foreign currency risk and will consider strategies to minimize this risk as appropriate.

In the normal course of business, we are exposed to the impact of commodity price fluctuations affecting the cost of flour, sugar, soybean oil, coffee beans and other ingredients. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, we routinely enter into long-term purchase agreements and other purchase arrangements with suppliers. We are subject to market risk in that the current market price of any commodity item may be below our contractual price. We do not use financial instruments to hedge commodity prices.

Item 4. Controls And Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our reports filed with the SEC. There has been no change in our internal controls over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, eleven follow-on actions have been filed in the same court alleging substantially similar claims. The Company believes the allegations in these actions are without merit and intends to defend vigorously against these claims.

From time to time, we are subject to claims and suits arising in the course of our business, none of which we believe is likely to have a material adverse effect on our financial condition or results of operations.

We maintain customary insurance against claims and suits which arise in the normal course of our business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Company filed a Form 8-K on February 4, 2004 in which we reported the announcement that the Company had acquired the remaining 33% minority interest in Golden Gate Doughnuts, LLC, the Company’s area developer for Northern California.

The Company furnished a Form 8-K on February 17, 2004 with respect to the Company’s press release announcing its Systemwide sales results for the fourth fiscal quarter ended February 1, 2004 and its initial fiscal 2005 guidance.

The Company furnished a Form 8-K on March 10, 2004 with respect to the Company’s press release announcing its financial results for the fiscal year ended February 1, 2004.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC.
(Registrant)

Date: June 14, 2004	By:	/s/ Scott A. Livengood
Scott A. Livengood
Chairman of the Board, President,
and Chief Executive Officer
(principal executive officer)

Date: June 14, 2004	By:	/s/ Michael C. Phalen
Michael C. Phalen
Chief Financial Officer
(principal financial and
accounting officer)