Form 10-Q
period 2004-08-01
KRISPY KREME DOUGHNUTS INC
filed 2004-09-10
CIK 1100270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________ to __________

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

Outstanding at
September 3, 2004
Common stock at no par value	61,754,473 shares

Krispy Kreme Doughnuts, Inc.

FORM 10-Q

For the Quarter Ended August 1, 2004

Part I. Financial Information

Item I. Financial Statements

Krispy Kreme Doughnuts, Inc.
Consolidated Balance Sheets
(in thousands)

	February 1,	August 1,
	2004	2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,300	$19,309
Accounts receivable, less allowance for doubtful accounts of $1,265 at February 1, 2004 and $1,721 at August 1, 2004	45,283	44,329
Accounts receivable, affiliates	20,482	19,933
Other receivables	2,363	4,868
Notes receivable, affiliates	458	5,440
Inventories	28,573	33,076
Prepaid expenses and other current assets	5,399	6,749
Income taxes refundable	7,946	8,139
Deferred income taxes	6,453	20,005
Assets held for sale	36,856	3,325

Total current assets	174,113	165,173
Property and equipment, net	281,103	297,154
Long-term notes receivable, affiliates	7,609	2,925
Investments in unconsolidated joint ventures	12,426	9,921
Goodwill	172,618	172,662
Other intangible assets	3,339	3,383
Other assets	9,456	10,390

Total assets	$660,664	$661,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,784	$18,817
Book overdraft	8,123	13,107
Accrued expenses and other current liabilities	23,744	32,249
Current maturities of long-term debt	2,842	5,566

Total current liabilities	53,493	69,739
Deferred income taxes	6,374	25,564
Revolving line of credit	87,000	62,000
Long-term debt, net of current portion	48,056	50,135
Other long-term obligations	11,211	12,078

Total long-term liabilities	152,641	149,777
Minority interest	2,323	2,593
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized; issued and outstanding - 61,286 at February 1, 2004 and 61,754 at August 1, 2004	294,477	299,865
Unearned compensation	(62)	(31)
Notes receivable, employees	(383)	(383)
Nonqualified employee benefit plan assets	(369)	(264)
Nonqualified employee benefit plan liability	369	264
Accumulated other comprehensive loss	(1,315)	(768)
Retained earnings	159,490	140,816

Total shareholders’ equity	452,207	439,499

Total liabilities and shareholders’ equity	$660,664	$661,608

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
	2003	2004	2003	2004
Total revenues	$159,176	$177,448	$307,836	$361,804
Operating expenses	120,573	145,633	233,053	287,016
General and administrative expenses	9,060	11,845	17,962	22,509
Depreciation and amortization expenses	4,536	6,328	8,637	12,458
Impairment charge and store closing costs (Note 3)	—	1,802	—	9,345
Arbitration award (Note 13)	—	—	(525)	—

Income from operations	25,007	11,840	48,709	30,476
Interest income	205	226	432	402
Interest expense	(997)	(1,366)	(1,863)	(2,799)
Equity loss in joint ventures	(802)	(399)	(1,496)	(973)
Minority interest	(616)	267	(1,232)	141
Other income (expense), net	(343)	114	(368)	(43)

Income from continuing operations before income taxes	22,454	10,682	44,182	27,204
Provision for income taxes	9,014	4,438	17,602	11,113

Income from continuing operations	13,440	6,244	26,580	16,091
Discontinued operations, net of tax benefit (Note 2)	(439)	(480)	(439)	(34,765)

Net income (loss)	$13,001	$5,764	$26,141	$(18,674)

Earnings (loss) per common share – basic:
Income from continuing operations	$0.23	$0.10	$0.46	$0.26
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.56)

Net income (loss)	$0.22	$0.09	$0.45	$(0.30)

Earnings (loss) per common share – diluted:
Income from continuing operations	$0.22	$0.10	$0.43	$0.25
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.55)

Net income (loss)	$0.21	$0.09	$0.43	$(0.30)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statement of Shareholders’ Equity
(in thousands)
Unaudited

								Nonqualified
							Nonqualified	Employee	Accumulated
						Notes	Employee	Benefit	Other
	Preferred	Preferred	Common	Common	Unearned	Receivable -	Benefit	Plan	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Compensation	Employees	Plan Assets	Liability	Loss	Earnings	Total
Balance at February 1, 2004	—	$—	61,286	$294,477	$(62)	$(383)	$(369)	$369	$(1,315)	$159,490	$452,207
Net loss for the six months ended August 1, 2004										(18,674)	(18,674)
Foreign currency translation adjustment, net									85		85
Unrealized gain from cash flow hedge, net									462		462

Total comprehensive loss											(18,127)
Exercise of stock options, including tax benefit of $4,218			468	5,388							5,388
Adjustment of nonqualified employee benefit plan investments							105	(105)			—
Amortization of restricted common shares					31						31

Balance at August 1, 2004	—	$—	61,754	$299,865	$(31)	$(383)	$(264)	$264	$(768)	$140,816	$439,499

The accompanying condensed notes are an integral part of these consolidated financial statements.

Krispy Kreme Doughnuts, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	August 3,	August 1,
	2003	2004
Cash Flow from Operating Activities:

Income from continuing operations	$26,580	$16,091
Items not requiring cash:
Depreciation and amortization	8,637	12,458
Impairment charge and store closing costs	—	9,345
Loss on disposal of property and equipment, net	368	—
Compensation expense related to restricted stock awards	33	31
Deferred income taxes	6,869	7,135
Tax benefit from exercise of nonqualified stock options	15,314	4,218
Equity loss in joint ventures	1,496	973
Minority interest	1,232	(141)
Change in assets and liabilities:
Receivables	(9,343)	254
Inventories	(4,338)	(4,033)
Prepaid expenses and other current assets	(2,001)	(1,151)
Income taxes, net	(5,015)	(193)
Accounts payable	3,979	(1,967)
Accrued expenses and other current liabilities	2,712	7,224
Arbitration award	(9,075)	—
Other long-term obligations	783	(211)

Net cash provided by operating activities	38,231	50,033

Cash Flow from Investing Activities:
Purchase of property and equipment	(27,449)	(38,954)
Proceeds from disposal of property and equipment	—	17,525
Acquisition of franchise markets, net of cash acquired	(102,230)	—
Purchases of investments	(6,000)	—
Proceeds from investments	33,136	—
Issuance of notes receivable	(2,856)	(3,631)
Collection of notes receivable	38	576
Investments in unconsolidated joint ventures	(3,147)	(663)
(Increase) decrease in other assets	(1,957)	150

Net cash used for investing activities	(110,465)	(24,997)

Cash Flow from Financing Activities:
Borrowings of long-term debt	4,577	5,973
Borrowings of short-term debt	55,000	—
Repayments of long-term debt	(2,245)	(12,612)
Net revolving lines of credit borrowings (repayments)	3,791	(25,000)
Borrowings of short-term debt — related party	1,550	—
Proceeds from exercise of stock options	7,822	1,170
Debt issue costs	(45)	(97)
Book overdraft	(3,324)	4,984
Minority interest	(650)	22

Net cash provided by (used for) financing activities	66,476	(25,560)

Net decrease in cash and cash equivalents	(5,758)	(524)
Cash and cash equivalents at beginning of period	32,203	20,300
Net cash used by discontinued operations	—	(893)
Net cash provided by consolidation of joint venture (Note 1)	—	426

Cash and cash equivalents at end of period	$26,445	$19,309

Supplemental schedule of non-cash investing and financing activities:

	Six months ended
	August 3,	August 1,
	2003	2004
Issuance of stock in conjunction with acquisition of business	$38,496	$—
Receipt of promissory notes in connection with sale of assets	3,551	—
Issuance of restricted common shares	10	—

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

On August 30, 2004, the Audit Committee retained an independent law firm to perform an investigation regarding a specific matter relating to an acquisition in fiscal 2004. The dollar amount involved relating to such matter was immaterial from a quantitative standpoint to the Company’s financial statements. Following its investigation, the independent law firm concluded that neither the Company nor any of its employees engaged in any intentional misconduct related to the matter. Our independent auditors subsequently requested that the independent law firm perform certain additional procedures and have advised us that their review of our financial statements contained in this filing is not complete and will not be completed prior to the independent law firm completing such additional procedures, which are currently underway. Such request was not made in response to any findings made by the independent law firm in connection with the investigation. Although the Company and its Audit Committee believe that the procedures performed to date are sufficient to conclude the matter, the Audit Committee has authorized the independent law firm to perform the additional procedures, primarily related to a further review of certain electronic files, referenced above in response to our independent auditors’ request.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Generally, unconsolidated investments greater than 50 percent in affiliates for which the Company maintains control are also consolidated and the portion not owned by the Company is shown as a minority interest. The Company invests in several joint ventures to develop and operate Krispy Kreme stores. The Company consolidates the accounts of three of these joint ventures: Freedom Rings, LLC (“Freedom Rings”), the joint venture with the rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey; Glazed Investments, LLC (“Glazed Investments”), the joint venture with the rights to develop stores in Colorado, Minnesota and Wisconsin; and New England Dough, LLC (“New England Dough”), the joint venture with the rights to develop stores in Connecticut, Maine, Massachusetts, Rhode Island, New Hampshire and Vermont. The Company began consolidating the accounts of New England Dough at the end of the first quarter of fiscal 2005 as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R (“FIN 46-R”), which addresses the consolidation of business enterprises. See further discussion under “Recent Accounting Pronouncements” below. The accompanying consolidated financial statements also include the accounts of Golden Gate Doughnuts, LLC (“Golden Gate”), a joint venture which owned the rights to develop stores in Northern California, for periods prior to January 30, 2004. The Company acquired the remaining 33% minority interest in this joint venture effective January 30, 2004. Generally, investments in 20- to 50-percent owned affiliates for which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition, less any distributions received by the Company. Accordingly, the Company’s share of the net income or loss of these companies is included in consolidated net income. Investments in less than 20-percent owned affiliates are generally accounted for by the cost method of accounting.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net assets, including other identified intangible assets, acquired in connection with acquisitions. Goodwill has an indefinite life and is reviewed at least annually for impairment or whenever events or circumstances indicate the carrying amount may be impaired.

Other intangible assets consist primarily of reacquired franchise rights, trademarks and trade names and recipes. Reacquired franchise rights represent the value assigned to the rights acquired in connection with acquisitions of franchise markets from existing franchisees. The Company has determined that reacquired franchise rights and trademarks and trade names have indefinite lives and are not subject to amortization. Recipes have a definite life and are amortized on a straight-line basis over an estimated useful life of 10 years. Reacquired franchise rights and trademarks and trade names are reviewed at least annually for impairment or whenever events or circumstances indicate the carrying amount of the assets may be impaired. Recipes are tested for impairment whenever events or circumstances indicate their carrying amount may be impaired.

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

Revenue Recognition

A summary of the revenue recognition policies for each segment of the Company (see Note 10 — Business Segment Information) is as follows:

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

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities be presented as separate components of shareholders’ equity. Total comprehensive income (loss) for the three and six months ended August 3, 2003 was $13,439,000 and $26,661,000, respectively, and for the three and six months ended August 1, 2004 was $5,779,000 and $(18,127,000), respectively.

Foreign Currency Translation

For all non-U.S. joint ventures, the functional currency is the local currency. Assets and liabilities of those operations are translated into U. S. dollars using exchange rates at the balance sheet date. Revenue and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of shareholders’ equity. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than the functional currency are included in other income (expense), net.

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

Had compensation expense for the Company’s stock options been based on the fair value at the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share for the three and six months ended August 3, 2003 and August 1, 2004 would have been impacted as follows:

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
(In thousands, except per share amounts)	2003	2004	2003	2004
Net income (loss), as reported	$13,001	$5,764	$26,141	$(18,674)
Add: Stock-based expense reported in net income, net of related tax effects	23	—	46	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,945)	(2,946)	(5,713)	(5,831)

Pro forma net income (loss)	$10,079	$2,818	$20,474	$(24,505)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$0.22	$0.09	$0.45	$(0.30)
Pro forma earnings (loss) per share — Basic	0.17	0.05	0.35	(0.40)
Reported earnings (loss) per share — Diluted	0.21	0.09	0.43	(0.30)
Pro forma earnings (loss) per share — Diluted	0.16	0.04	0.33	(0.39)

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

The Company currently has equity interests in joint ventures with other entities to develop and operate Krispy Kreme stores. For those joint ventures where the Company does not have the ability to control the joint venture’s management committee, the Company accounts for its investment under the equity method of accounting. For certain of these joint ventures, the Company holds variable interests, such as providing guarantees of the joint venture’s debt or leases. Based on analysis of FIN 46-R, the Company began consolidating the accounts of New England Dough, the joint venture in which the Company holds a 57% interest, effective May 2, 2004. Historically, the Company accounted for its investment in New England Dough using the equity method. The initial consolidation of New England Dough did not have a material impact on the net operating results of the Company, although it did result in increases in individual line items in the Company’s financial statements. The amounts included in the Company’s consolidated balance sheet upon the initial consolidation of New England Dough are summarized below.

(In thousands)	May 2, 2004

Cash	$426
Accounts receivable	385
Inventories	517
Property and equipment, net	13,766
Accounts payable	1,910
Accrued expenses and other current liabilities	713
Current maturities of long-term debt	960
Long-term debt, net of current portion	10,482

Note 2: Discontinued Operations

In the first quarter of fiscal 2005, the Company adopted a plan, approved by the Board of Directors, to divest the existing Montana Mills Bread Co., Inc. (“Montana Mills”) operations. The Company acquired Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003 and had historically reported the results of operations of Montana Mills as a separate segment of the business. During the second quarter of fiscal 2005, the Company closed seven Montana Mills locations. The Company plans to close additional underperforming Montana Mills stores and is actively marketing for sale the operations that will remain. The Company intends to complete the sale during fiscal 2005, although there can be no assurance that such a sale will be consummated. The Company will have no continuing interest in the business of Montana Mills subsequent to its disposal.

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

In connection with the decision to divest Montana Mills, the Company recorded an impairment charge and store closing costs of $34,707,000 in the six months ended August 1, 2004. The impairment charge consists of the write-off of goodwill recorded in connection with the acquisition of $19,664,000, the write-off of amounts recorded as the value of trademarks and trade names and recipes acquired of $12,081,000 and provisions, totaling $2,786,000, to reduce the carrying amount of other Montana Mills’ assets and liabilities, primarily property and equipment, to their estimated recoverable value. Store closing costs consist of costs to exit leases for certain closed locations and severance payments totaling $176,000. The Company recorded a gain on the disposition of the related assets held for sale of $53,000 in the second quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company provided funding to Montana Mills of $893,000, to fund operations and the costs associated with the closing of the locations.

At August 1, 2004, the assets related to the discontinued operations are recorded at their estimated net realizable value of $1,574,000. These assets represent primarily leasehold improvements and equipment related to the stores and are included in assets held for sale in the accompanying consolidated balance sheet.

Summarized operating results from discontinued operations for the three and six months ended August 3, 2003 and August 1, 2004 are as follows:

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
(In thousands)	2003	2004	2003	2004
Revenues	$2,614	$1,221	$2,614	$2,711

Operating loss	$675	$616	$675	$1,548
Impairment charge and store closing costs	—	176	—	34,707
Gain on disposal of assets	—	(53)	—	(53)
Income tax benefit	(236)	(259)	(236)	(1,437)

Loss from discontinued operations	$439	$480	$439	$34,765

The Company expects to continue to incur additional charges in subsequent periods in connection with the plan to divest the Montana Mills business. The majority of these charges will be for severance, lease termination and other store closing costs associated with the closed stores or those planned to be closed.

Note 3: Impairment Charge and Store Closing Costs

In the six months ended August 1, 2004, the Company recorded impairment charges and store closing costs totaling $9,345,000. The costs are primarily related to the closure of five Company factory stores, including one commissary, and three satellites and consists of the adjustment necessary to reduce the recorded value for the assets related to these stores, including land, buildings and equipment, to their estimated net realizable value of approximately $5.6 million, charges representing the estimated cost to exit leases associated with the closed stores, net of anticipated sublease income, of approximately $1.7 million and severance payments and other related store closing costs of approximately $100,000. The charge also includes approximately $1.9 million in costs primarily associated with certain ancillary facilities, including a provision related to the Company’s investment in and certain other amounts due from a joint venture, Entrepreneurship and Economic Development Investment, LLC, and charges associated with the write-off of certain property and equipment located at non-store facilities acquired in connection with certain acquisitions, primarily the acquisition of the minority interest in Golden Gate completed at the end of fiscal 2004, as well as charges related to certain store equipment that the Company intends to replace to improve performance.

The following table details the activity in the provision for store closing costs for the six months ended August 1, 2004:

Six Months Ended
(In thousands)	August 1, 2004
Lease termination costs	$1,729
Cash paid for lease costs	(133)

Provision for store closing costs as of August 1, 2004	1,596
Less: current portion	410

Provision for store closing costs as of August 1, 2004, less current portion	$1,186

In connection with the store closures, the Company may incur additional charges in future periods, principally related to the closure in the third quarter of one additional store and costs associated with leases for the closed stores, as actual costs to exit leases may differ from initial estimates.

Note 4: Inventories

Inventories are stated at the lower of average cost or market. The components of inventories are as follows:

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total
February 1, 2004
Raw materials	$—	$3,653	$1,716	$3,263	$8,632
Work in progress	—	84	—	—	84
Finished goods	2,603	3,918	120	—	6,641
Purchased merchandise	11,957	—	—	1,142	13,099
Manufacturing supplies	—	—	117	—	117

Totals	$14,560	$7,655	$1,953	$4,405	$28,573

August 1, 2004
Raw materials	$—	$3,614	$1,557	$3,644	$8,815
Work in progress	—	75	—	—	75
Finished goods	3,353	5,007	103	—	8,463
Purchased merchandise	14,147	—	—	1,431	15,578

(In thousands)	Distribution Center	Equipment Department	Mix Department	Company Stores	Total
Manufacturing supplies	—	—	145	—	145

Totals	$17,500	$8,696	$1,805	$5,075	$33,076

Note 5: Property and Equipment

Property and equipment consists of the following:

	February 1,	August 1,
(In thousands)	2004	2004
Land	$33,801	$29,173
Buildings	131,709	140,145
Machinery and equipment	152,199	168,298
Leasehold improvements	23,024	24,746
Construction in progress	6,550	9,662

	347,283	372,024
Less: accumulated depreciation	66,180	74,870

Property and equipment, net	$281,103	$297,154

Note 6: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the six months ended August 1, 2004 are as follows:

	February 1,		Goodwill	August 1,
(In thousands)	2004		Adjustment	2004
Company store operations segment	$172,417	(1)	$44	$172,461
KKM&D segment	201		—	201

Total	$172,618		$44	$172,662

(1)	Amounts have been reclassified to conform with fiscal 2005 presentation.

     Other intangible assets consist of the following:

	February 1,	August 1,
(In thousands)	2004	2004
Net carrying amount of indefinite-lived intangible assets:
Reacquired franchise rights	$2,120 (1)	$2,120
Trademarks and trade names	1,039	1,086
Net carrying amount of definite-lived intangible assets:
Recipes	$180	$177

Total	$3,339	$3,383

(1)	Amounts have been reclassified to conform with fiscal 2005 presentation.

The carrying amount of the recipes represents primarily the recipes related to the development of certain beverages. Recipes were determined to have a definite life and are amortized on a straight-line basis over an estimated useful life of 10 years. Amortization expense associated with recipes for the three and six months ended August 1, 2004 was $3,000. The estimated annual amortization expense for each of the next five years following fiscal 2005 is $18,000.

As discussed further in Note 2 – Discontinued Operations, in the first quarter of fiscal 2005, the Company wrote off the goodwill, trademarks and trade names and recipes recorded in connection with an acquisition completed in April 2003 as a result of its decision to divest the related business. The charge is included in discontinued operations in the accompanying consolidated statements of operations and the corresponding amounts for the goodwill and other intangible assets at February 1, 2004 were reclassified to assets held for sale in the accompanying consolidated balance sheet. The Company recorded no other impairment loss related to goodwill or other intangible assets during the six months ended August 1, 2004 and none was recorded in the six months ended August 3, 2003.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	February 1,	August 1,
(In thousands)	2004	2004
Insurance	$8,050	$9,848
Salaries, wages and incentive compensation	3,971	7,476
Deferred revenue	1,339	1,126
Taxes, other than income	3,205	4,034
Other	7,179	9,765

Total	$23,744	$32,249

Note 8: Debt

The Company’s debt consists of the following:

	February 1,	August 1,
(In thousands)	2004	2004
Krispy Kreme Doughnut Corporation:
$119.3 million revolving line of credit	$87,000	$62,000

Krispy Kreme Doughnut Corporation:
$30.7 million term loan	$30,113	$29,288
Glazed Investments:
$12 million credit facility	6,330	5,542
Real Estate and Equipment loans	14,319	6,768
Subordinated notes	136	136
New England Dough:
$26.4 million credit facility	—	13,967

	50,898	55,701
Current maturities of long-term debt	(2,842)	(5,566)

Long-term debt, net of current portion	$48,056	$50,135

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

The amount available under the Revolver is reduced by letters of credit and was $48,096,000 at August 1, 2004. Outstanding letters of credit, primarily for insurance purposes, totaled $9,242,000 at August 1, 2004. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50,000,000, which would increase total availability under the Revolver to $169,338,000.

Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Revolver is generally payable quarterly and interest on the Term Loan is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at August 1, 2004 was 2.43% on the Revolver and 2.61% on the Term Loan. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank, which was initially entered into in May 2002 to convert variable rate payments due under the $33 Million Term Loan to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had an initial notional amount of $33,000,000. The notional amount declines by $137,500 each month, originally to correspond with the reduction in principal of the $33 Million Term Loan and which now corresponds with the reduction in principal of the Term Loan. The notional amount of the swap at August 1, 2004 was $29,288,000. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At February 1, 2004 and August 1, 2004, the fair value carrying amount of the swap was a liability of $2,160,000 and $1,396,000, respectively. Accumulated other comprehensive loss for the three and six months ended August 3, 2003 includes a gain, net of tax, of $309,000 and $265,000, respectively, and for the three and six months ended August 1, 2004 includes a gain, net of tax, of $175,000 and $462,000, respectively, related to the swap.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At August 1, 2004, the Company was in compliance with each of these covenants.

Consolidated Joint Ventures — Glazed Investments

In December 2003, Glazed Investments entered into a $12.0 million credit facility (“Glazed Credit Facility”) to provide working capital and funding for the construction of stores and the purchase of related equipment. The Glazed Credit Facility provides a $500,000 working capital line of credit, up to $8,000,000 for the funding of the construction of stores and up to $3,500,000 for the purchase of related equipment. Amounts outstanding under the Glazed Credit Facility bear interest at one-month LIBOR plus 1.50% (2.87% at August 1, 2004), which is payable monthly. Upon completion of a store, amounts advanced to fund construction are converted to construction term loans (“Construction Notes”) and amounts advanced to fund the related equipment purchased are converted to equipment term loans (“Equipment Notes”). The Construction Notes require fixed monthly principal payments, based upon a term of ten years, plus interest, with a final payment of all outstanding amounts due on the earlier of June 30, 2010; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The Equipment Notes require monthly payments of principal and interest for a term of five years, with a final payment of all outstanding amounts on the earlier of

June 30, 2009; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The working capital line of credit expired on June 30, 2004 with no amounts outstanding. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the Glazed Credit Facility.

Prior to entering into the Glazed Credit Facility discussed above, Glazed Investments entered into arrangements with a non-bank financing institution that provided funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store’s construction (“Real Estate Loans”) and related equipment purchases (“Equipment Loans”) for which funding was provided through these arrangements, the terms of each are substantially the same. Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At August 1, 2004, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.32% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans.

In July 2004, Glazed Investments completed a sale-leaseback transaction related to six store locations. The transaction included the sale of the land, buildings and improvements associated with the stores for total proceeds of $17,300,000. Each location will be leased under an operating lease with a term of twenty years with the option to terminate the lease, if the franchise agreement for the location is not renewed by the Company, with six months written notice after fifteen years. The proceeds from the sale-leaseback were utilized to repay $3,531,000 of the amounts outstanding under the Glazed Credit Facility and $6,934,000 of amounts outstanding under Real Estate Loans and Equipment Loans. In connection with the repayment of these amounts, Glazed Investments recorded a charge of $435,000, representing costs associated with the early retirement of the debt and the write-off of deferred financing costs. The gain on the sale of the property, net of transaction costs, totaled $550,000. The gain was deferred and will be amortized over the minimum term of the related leases.

The Glazed Credit Facility and non-bank financing discussed above contain provisions requiring Glazed Investments to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At August 1, 2004, Glazed Investments was in compliance with these covenants.

In July 2000, Glazed Investments issued $4,520,000 in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1,007,000 of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3,377,000 in Notes. As a result, approximately $4,384,000 of the Notes are payable to the Company. The Notes outstanding at August 1, 2004 totaling $136,000 represent the amount of the original $4,520,000 issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

Consolidated Joint Ventures — New England Dough

In April 2003, New England Dough entered into a $17,685,000 credit facility (“New England Dough Facility”) with a bank to provide general working capital and funding for the construction of stores and the purchase of related equipment. In April 2004, the amount available under the New England Dough Facility was increased to approximately $26,400,000 and consists of a $12,000,000 revolving line of credit and two term loans with initial balances totaling approximately $14,400,000. The revolving line of credit matures on April 21, 2005 and bears interest at one-month LIBOR plus 1.25%. Borrowings under the revolving line of credit are generally used to fund store construction. Amounts outstanding under the revolving line of credit may be converted to term loans with maturities of five years. The term loans require monthly principal payments and bear interest at one-month LIBOR plus 1.25% (2.62% at August 1, 2004). At August 1, 2004, the amount available under the New England Dough Facility was $12,000,000. The New England Dough Facility is secured by inventory, receivables and property and equipment of the joint venture. The Company has also guaranteed 57% of the amounts outstanding.

The New England Dough Facility contains provisions requiring the joint venture to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At August 1, 2004, New England Dough was in compliance with these covenants.

New England Dough is counterparty to interest rate swap agreements with a bank, which were initially entered into upon inception of each term loan to convert variable rate payments due under the term loans to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The initial notional amount of the swaps corresponded to the related amount of each term loan, $5,685,000 and $8,725,000, respectively. The notional amount declines by $31,600 and $48,500, respectively, each month corresponding to the reduction in principal of the term loans. The notional amount of the swaps at August 1, 2004 totaled $13,967,000. Under the terms of the swap agreements, the Company makes fixed rate payments to the counterparty of 4.1% and 4.865%, respectively, and in return receives payments at LIBOR. Monthly payments continue until the maturity of each term loan. New England Dough is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, New England Dough does not anticipate nonperformance.

For franchisees in which we have an ownership interest, the Company will sometimes guarantee an amount of the debt or leases, generally equal to the Company’s ownership percentage. The amounts guaranteed by the Company are disclosed in Note 11 – Joint Ventures.

Note 9: Earnings Per Share

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

The following table sets forth the computation of the number of shares outstanding:

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
(In thousands)	2003	2004	2003	2004
Basic shares outstanding	58,526	61,661	57,729	61,497
Effect of dilutive securities:
Stock options	3,597	1,689	3,659	1,914
Restricted stock	4	1	3	2

Diluted shares outstanding	62,127	63,351	61,391	63,413

Stock options and warrants in the amount of 475,400 shares and 828,800 shares for the three and six months ended August 3, 2003, respectively, and stock options and warrants in the amount of 4,096,000 and 3,968,000 shares for the three and six months ended August 1, 2004, respectively, have been excluded from the diluted shares calculation as the inclusion of these options would be anti-dilutive.

Note 10: Business Segment Information

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

The following table presents the results of the Company’s operating segments for the three and six months ended August 3, 2003 and August 1, 2004. Segment operating income is income before general corporate expenses and income taxes.

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
(In thousands)	2003	2004	2003	2004
Revenues:
Company store operations	$104,342	$123,815	$206,585	$248,355
Franchise operations	5,953	6,771	11,019	13,876
KKM&D	86,530	94,605	163,850	191,979
Intersegment sales eliminations	(37,649)	(47,743)	(73,618)	(92,406)

Total revenues	$159,176	$177,448	$307,836	$361,804

Operating Income:
Company store operations	$20,101	$12,924	$41,660	$32,203
Franchise operations	4,700	4,896	8,397	10,309
KKM&D	9,671	8,132	16,883	20,725
Unallocated general and administrative expenses	(9,465)	(12,310)	(18,756)	(23,416)
Impairment charge and store closing costs	—	(1,802)	—	(9,345)
Arbitration award	—	—	525	—

Total operating income	$25,007	$11,840	$48,709	$30,476

Depreciation and Amortization Expenses:
Company store operations	$3,341	$5,019	$6,275	$9,882
Franchise operations	43	44	86	87
KKM&D	747	800	1,481	1,581
Corporate administration	405	465	795	908

Total depreciation and amortization expenses	$4,536	$6,328	$8,637	$12,458

Note 11: Joint Ventures

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

At August 1, 2004, the Company had invested in 18 area developer joint ventures and held interests ranging from 25.0% to 74.7%. The Company will continue to seek opportunities to develop markets through joint ventures or to adjust its ownership in existing joint ventures when there are sound business reasons to do so.

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

Summarized information for the Company’s investments in consolidated joint ventures as of August 1, 2004, including outstanding loan and lease guarantees, is as follows:

		Number of
		Stores as of	Ownership %
		August 1, 2004/
	General Geographical	Total Stores to be		Third	Loan/Lease
	Market	Developed (1)	KKDC	Parties	Guarantees (2)
					(in thousands)
Freedom Rings, LLC	Eastern Pennsylvania,	8/28	70.0%	30.0%	$984
	Delaware,	Manager Allocation	3	1
	Southern New Jersey
Glazed Investments, LLC	Colorado, Minnesota,	19/46	74.7%	25.3%	$8,847
	Wisconsin	Manager Allocation	4	2
New England Dough, LLC	Connecticut, Maine,	8/23	57.0%	43.0%	$7,967
	Massachusetts,	Manager Allocation	2	2
	Rhode Island, New Hampshire,
	Vermont

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture, as amended, as well as commissary locations which have been opened. The number of stores in the initial development agreement will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	Outstanding debt amounts for these joint ventures are reflected in Note 8 – Debt.

Equity Method Joint Ventures

As of August 1, 2004, the Company had invested in 15 joint ventures as a minority interest party. Investments in these joint ventures have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 9.0% to 10.0% per annum, and have maturity dates ranging from March 2011 to the dissolution of the joint venture. These investments and notes receivable are recorded in investments in unconsolidated joint ventures in the consolidated balance sheets.

The Company has provided guarantees of outstanding third party debt and/or certain leases for certain of its equity method joint ventures. The guarantees are generally in proportion to the Company’s ownership interest in the joint venture.

Information related to the markets, ownership interests, manager allocations and loan and lease guarantees as of August 1, 2004 for joint ventures which are accounted for by the equity method is summarized as follows:

		Number of
		Stores as of August 1, 2004/	Ownership %
	General Geographical	Total Stores to		Third	Loan/Lease
	Market	be Developed (1)	KKDC	Parties	Guarantees
					(in thousands)
A-OK, LLC	Arkansas, Oklahoma	6/10	30.3%	69.7%	$2,930
		Manager Allocation	2	4
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	8/9	30.3%	69.7%	$2,730
		Manager Allocation	2	4
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	2/5	33.3%	66.7%	$1,000
		Manager Allocation	2	4
Caribbean Glazed Corporation	Puerto Rico	0/7	30.0%	70.0%	—
		Manager Allocation	2	3
Entrepreneurship and Economic Development	North Carolina (Greensboro)	1/1	49.0%	51.0%	—
Investment, LLC		Manager Allocation	1	1
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	2/2	33.3%	66.7%	$1,334
		Manager Allocation	— (2)	— (2)
KK Wyotana, LLC	Wyoming, Montana	1/4	33.3%	66.7%	—
		Manager Allocation	—	1
KKNY, LLC	New York City,	8/25	30.3%	69.7%	—
	Northern New Jersey	Manager Allocation	2	4
KremeKo, Inc.	Central and Eastern Canada	16/33	40.6%	59.4%	$3,505
		Manager Allocation	2 (3)	9 (3)
KremeWorks, LLC	Alaska, Hawaii, Oregon,	13/31	25.0%	75.0%	$3,566
	Washington, Western Canada	Manager Allocation	1	3
Krispy Kreme Australia Pty Limited	Australia /	5/31	35.0%	65.0%	$1,814
	New Zealand	Manager Allocation	2	3
Krispy Kreme of South Florida, LLC	Southern Florida	6/11	35.3%	64.7%	$5,857
		Manager Allocation	2	3
Krispy Kreme U.K. Limited	United Kingdom,	3/26	35.1%	64.9%	$858
	Republic of Ireland	Manager Allocation	3	3
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	2/21	30.0%	70.0%	—
		Manager Allocation	2	3
PRIZ Doughnuts, LP	Texas (El Paso),	1/3	33.3%	66.7%	—
	Mexico (Ciudad Juarez)	Manager Allocation	— (2)	— (2)

(1)	The amount shown as “Total Stores to be Developed” represents the number of stores in the initial development agreement with the joint venture as well as commissary locations which have been opened. The number of stores in the initial development agreement, as amended, will be re-evaluated as the market is developed and the number of stores to be opened may change.

(2)	KK-TX I, L.P. and PRIZ Doughnuts, LP are limited partnerships. The Company holds a 33.3% interest in each of these joint ventures as a limited partner. Under the terms of the partnership agreements, the general partner has full responsibility for managing the business of the partnership.

(3)	KremeKo’s shareholders’ agreement requires that its board consist of eleven directors. The Company has the right to designate two of the directors and three other shareholders each have the right to designate one director. The remaining six directors are nominated by the board and elected by the shareholders.

Note 12: Commitments and Contingencies

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from 2 to 20 years. The Company’s contingent liability related to these guarantees was approximately $15,351,000 at February 1, 2004 and $24,497,000 at August 1, 2004. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at August 1, 2004, $23,594,000 is for franchisees in which we have less than a controlling ownership interest and is summarized in Note 11 – Joint Ventures. The percentage guaranteed is generally equivalent to the Company’s ownership percentage in the joint venture. The guarantees expire between fiscal 2005 and fiscal 2025. The remaining guarantees of $903,000 consist of guarantees totaling $503,000 for franchisees in which we have no ownership interest and the guarantee of $400,000 in bank debt for a non-profit organization for which Scott Livengood, the Company’s Chairman, President and CEO, serves as chairman of the governing board. The guarantees for franchisees in which we have no interest expire between fiscal 2007 and fiscal 2009 and the guarantee for the non-profit organization expires in fiscal 2009. These guarantees require payment from the Company in the event of default on payment by the respective debtor. If the debtor defaults, the Company may be required to pay a proportionate share of other amounts outstanding under the respective agreements, such as accrued interest and related fees. The Company cannot estimate the amount of any such additional payments that could be required. The Company has not experienced any losses in connection with these guarantees and management believes the likelihood that material payments will be required under these guarantees is remote. With respect to guarantees that the Company issued during the first six months of fiscal 2005, the Company assessed the fair value of its obligation to perform under these guarantees if required to do so by considering the likelihood of certain triggering events or other conditions requiring performance. The Company determined that the fair value of these guarantees was not material to the Company’s financial position or results of operations.

The Company also guarantees leases and debt owed to financial institutions for consolidated joint ventures. The maximum amount guaranteed for these joint ventures at August 1, 2004 is $17,798,000 and is summarized in Note 11 – Joint Ventures. At August 1, 2004, the outstanding debt under the loans guaranteed, which is included in long-term debt and current maturities of long-term debt in the accompanying consolidated financial statements, is $26,277,000. These guarantees expire in fiscal 2006 through fiscal 2019.

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

At August 1, 2004, the Company had outstanding letters of credit totaling $9,242,000. Of this amount, $8,951,000 represents letters of credit issued primarily to ensure payment by the Company of possible casualty and workers’ compensation claims. The remaining $291,000 represents primarily letters of credit provided in lieu of security deposits for leases on certain stores operated by a joint venture. Letters of credit have terms of one year or less.

In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company entered into a put option agreement with certain members of management who collectively own an approximate 22% interest in the joint venture. The agreement gives each of these members of management the option to sell to the Company ultimately up to 100% of their respective interests in Glazed Investments during certain defined exercise periods, subject to certain limitations. The purchase price for the individual’s respective interests is determined based upon a formula defined in the agreement, which is generally based upon earnings growth and cash flows of Glazed Investments’ operations. The options became exercisable, in part, in April 2004. If exercised, the Company has the option to pay the purchase price in cash or shares of the Company’s common stock. The Company has been notified by members of management that they intend to sell an approximate 11% interest to the Company. Under the terms of the agreement, the purchase price for this interest may not exceed $5,000,000 and is expected to be less than this amount. The Company expects to complete the acquisition of this additional 11% interest in Glazed Investments in the third quarter of fiscal 2005. The Company cannot estimate the likelihood of the options relating to the remaining approximate 11% interest being exercised or the maximum amount the Company would be required to pay upon exercise.

In the normal course of business, the Company is exposed to the impact of commodity price fluctuations affecting the cost of flour, sugar, soybean oil, coffee beans and other ingredients. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into long-term purchase agreements and other purchase arrangements with its suppliers. These commitments generally range from one to three years. As of August 1, 2004, the Company had approximately $146,267,000 in such long-term purchase commitments. Because the Company enters into these long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

In the second quarter of fiscal 2005, the Securities and Exchange Commission (the “SEC”) commenced an informal, non-public inquiry regarding the Company. The inquiry generally concerns the Company’s franchise reacquisitions and the Company’s previously announced reduction in earnings guidance. The SEC may expand the scope of its inquiry or obtain a formal order of investigation. The Company is fully cooperating with the SEC in response to its request for information.

Note 13: Legal Contingencies

On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, fourteen follow-on actions have been filed in the same court alleging substantially similar claims. The Company believes the allegations in these actions are without merit and intends to defend vigorously against these claims.

In March 2000, a lawsuit was filed against the Company, management and Golden Gate in Superior Court in the State of California. The lawsuit was filed as a result of joint venture discussions between the Company and the plaintiffs to develop the Northern California market. The plaintiffs were offered to participate in the Northern California joint venture but declined. They instead brought suit contending that they had a right to a larger percent of the joint venture and on different terms. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC, Golden Gate and others. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against KKDC and Golden Gate. The Arbitration Panel entered a preliminary award of $7,925,000 against KKDC and Golden Gate, which was substantially less than the damages claimed. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000, and the settlement was completed in May 2003. The accompanying statement of operations for the six months ended August 3, 2003 reflects the $525,000 reversal of the accrual remaining after settlement. While the Company continues to discuss potential joint ventures with others to develop markets, the Company does not expect to have exposure from similar situations.

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

One of our focus areas has been on creating a best-in-class beverage program to complement our doughnut offering. With an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and are in the process of implementing a complete beverage program, including four drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. These drinks are designed to complement our existing juices, sodas, milks and water. We introduced the first component of this program, the drip coffee offering, to our stores in fiscal 2003, replacing the previous product which was purchased from an unrelated third party, and introduced the frozen beverages to most stores in the second quarter of fiscal 2005. We anticipate introducing espresso in most stores over the next twelve to eighteen months. We believe this new beverage program represents an opportunity to meaningfully increase beverage sales.

In our recent store development efforts, we have focused on opening both Company and franchise factory stores, including commissaries, which are production facilities used to serve off-premises customers, in major metropolitan markets, generally markets with greater than 100,000 households. Our objective is to further enhance our expansion through the opening of factory stores in small markets, with small markets being defined as those markets having fewer than 100,000 households. We are developing a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store. We continue developing this technology and are testing the equipment which is planned to be used in this concept. We are also in the process of identifying locations to test the concept. We believe that this concept will enhance our ability to enter smaller markets, as well as achieve a higher store density in larger markets.

Additionally, we have begun testing three additional store formats, which we refer to broadly as “Satellites.” Satellites consist of the “doughnut and coffee shop” (“DCS”), the fresh shop and the kiosk formats. During fiscal 2002, we introduced the DCS format. DCS stores typically use the Hot Doughnut Machine technology, which completes the final steps of the production process and requires less space than the full production equipment in our traditional factory store. This technology combines time, temperature and humidity elements to re-heat unglazed doughnuts, provided by a traditional factory store, and prepare them for the glazing process. Once glazed, customers can have the same hot doughnut experience in a DCS as in a factory store. Additionally, the DCS offers our full line of coffee and other beverages. While we continue to test and refine this concept, our experience to date is that this concept functions ideally in locations that accommodate drive-thrus and/or destination locations that have substantial customer foot traffic, such as casinos and airports. As of August 1, 2004, eight DCS’s were open, three of which are owned by the Company. Three Company-owned DCS’s were closed earlier this fiscal year. These three were located in strip shopping centers and could not accommodate drive-thru business. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to our unaudited consolidated financial statements. We plan to continue testing this concept and believe that this technology and future evolutions of this technology will facilitate our expansion into smaller markets and densely populated urban areas.

In addition to the DCS format, we are testing both the fresh shop and the kiosk formats. In these formats, we typically sell fresh doughnuts, beverages and Krispy Kreme collectibles. The doughnuts will be supplied by a nearby factory store. Both the fresh shop and the kiosk formats require less space than our traditional factory store or the DCS. As a kiosk is a free-standing facility, it will require significantly less space than the fresh shop, expanding the number of potential locations where these facilities may be established. As of August 1, 2004, a combined 28 fresh shops and kiosks were open. We view the fresh shop and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings. We began our tests of the new fresh shop concept during fiscal 2004 and our tests of the kiosk format in fiscal 2005.

As stated above, we intend to expand our concept primarily through opening both Company-owned and franchised stores in territories across the United States and Canada, as well as select other international markets as discussed below. We also have entered and intend to continue considering entering into joint ventures with some of our franchisees. As of August 1, 2004, there were 387 Krispy Kreme factory stores, consisting of 154 Company-owned stores (including 35 which are consolidated joint venture stores), 177 Area Developer franchise stores (including 74 in which we have a joint venture interest) and 56 Associate franchise stores. During the second quarter of fiscal 2005, we closed six of our traditional Company-owned factory stores. The majority of these factory stores were originally designed to service primarily retail customers, were generally located in declining trade areas and in most cases were not designed to support off-premises business and, therefore, did not fully utilize their production capacity. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to our unaudited consolidated financial statements. For fiscal 2005, we anticipate opening approximately 75 new stores systemwide, of which approximately 15 will be Satellites. The store format will be determined by the site opportunities, primarily the space available. The majority of these new stores are expected to be franchise stores.

In connection with our international expansion plans, we are developing the capabilities and infrastructure necessary to support our expansion outside the United States. We currently have 17 stores in Canada, one of which is a commissary, and will open additional stores in the Canadian market in the coming years. These stores are owned and operated by joint ventures. We have also entered into joint ventures to develop the markets in Australia and New Zealand, the United Kingdom and the Republic of Ireland, and Mexico. Each of these joint ventures opened its first retail store in fiscal 2004. In April 2004, we entered into an agreement with a third party to develop stores in the Republic of South Korea. We did not retain an equity interest in this franchisee. We anticipate this franchisee will open its first store in late fiscal 2005 or fiscal 2006. We continue to focus on additional markets outside the United States, including Japan and other potential markets in Asia and Western Europe. Our initial research indicates that these will be viable markets for the Krispy Kreme concept; however, further market research and evaluation are ongoing.

As we expand our Krispy Kreme business, we will incur infrastructure costs in the form of additional personnel to support the expansion and additional facilities costs to provide mixes, equipment and other items necessary to operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.

Over the past few years, the overall doughnut market in the U.S. has grown primarily, we believe, as a function of our growth. In recent months, however, consumer demand in several flour-based food categories, including doughnuts, has been affected primarily due, we believe, to the popularity of low carbohydrate diets. Volume sales in the U.S. packaged doughnut market, as measured by Information Resources, Inc. (“IRI”), declined 2.6% for the twelve weeks ended August 8, 2004, the reporting period most closely approximating our fiscal second quarter, compared to the same period a year ago. This IRI data measures packaged doughnut volume sold through domestic grocery stores and does not include volume sold through all other sales channels, including convenience stores and mass merchants.

To intensify our focus on our core business and avoid additional exposure to flour-based food products in the current environment, we elected, in the first quarter of fiscal 2005, to divest the existing Montana Mills Bread Co., Inc. (“Montana Mills”) operations. We completed the acquisition of Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003. Montana Mills’ stores produce and sell a variety of breads and baked goods prepared in an open-view format. When we acquired Montana Mills, we believed that the acquisition would provide an opportunity to leverage our existing capabilities, such as our distribution chain, off-premises sales and coffee-roasting expertise, to expand Montana Mills’ business. We intended to refine and expand the concept and began work on developing a concept prototype. However, as stated above, we intend to divest the existing Montana Mills operations. Since adopting this plan, we have closed seven Montana Mills stores which were underperforming and intend to close additional underperforming stores. We are pursuing a sale of the operations that will remain. See further discussion in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements.

Results of Operations

In order to facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment activities.

Overview. The discussion of our operating results below includes a discussion of our consolidated operating results, as well as a discussion of our systemwide sales and comparable store sales. Our consolidated financial statements appearing elsewhere in this report include sales of our company stores, including the sales of consolidated joint venture stores, outside sales of our KKM&D business segment, and royalties and fees received from our franchisees, but exclude the sales of our franchised stores. Systemwide sales is a non-GAAP financial measure that includes the sales of both our company and franchised stores and excludes the sales and revenues of our KKM&D and Franchise Operations business segments. We believe systemwide sales data is significant because it shows the overall penetration of the Krispy Kreme brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. Comparable store sales is a measure of sales growth. Generally, we add a traditional factory store to our comparable store base in the store’s nineteenth month of operation. In addition, we utilize a market penetration strategy that often results in transferring the production opportunity for off-premises sales to a different factory store in order to enhance operating efficiencies in the market. Off-premises sales at these stores are included in comparable store sales if there is an existing factory store in the market that is in the comparable store base.

Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows. We reported the results of operations of Montana Mills as a separate segment subsequent to our acquisition of that business in April 2003. As a result of our decision to divest the Montana Mills business, as discussed above and in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements, the results of operations of Montana Mills for the current and prior period are included in discontinued operations.

• Company Store Operations. Represents the results of our company stores and consolidated joint venture stores. These stores make and sell doughnuts and complementary products through the sales channels discussed above. Expenses for this segment include store level expenses along with direct general and administrative expenses. Consolidated joint ventures include Freedom Rings, LLC (“Freedom Rings”), the joint venture with the rights to develop stores in Eastern Pennsylvania, Delaware and Southern New Jersey, Glazed Investments, LLC (“Glazed Investments”), the joint venture with the rights to develop stores in Colorado, Minnesota and Wisconsin and New England Dough, LLC (“New England Dough”), the joint venture with the rights to develop stores in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Company began consolidating New England Dough at the end of the first quarter of fiscal 2005 as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R (“FIN 46-R”), as discussed below under Recent Accounting Pronouncements. Prior to January 30, 2004, consolidated joint ventures also included Golden Gate Doughnuts, LLC (“Golden Gate”), the joint venture with the rights to develop stores in Northern California. Effective January 30, 2004, the Company acquired the remaining minority interest in Golden Gate.

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

• KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that our factory stores are required to purchase. This business unit also includes our coffee roasting operations, which supplies our drip coffee product to our stores. The KKM&D business unit also purchases and sells essentially all supplies necessary to operate a Krispy Kreme store, including all food ingredients, juices, signage, display cases, uniforms and other items. Generally, shipments are made to each of our stores on a weekly basis by common carrier. All intersegment transactions between KKM&D and Company Store Operations are eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Other. Includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses, depreciation and amortization expenses, interest expense, equity loss in joint ventures, minority interest in consolidated joint ventures and the provision for income taxes.

The table below shows our operating results expressed as a percentage of total revenues. Certain operating data are also shown for the same periods.

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
	2003	2004	2003	2004
Statement of Operations Data:
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	75.7	82.1	75.7	79.3
General and administrative expenses	5.7	6.7	5.9	6.2
Depreciation and amortization expenses	2.8	3.5	2.8	3.4
Impairment charge and store closing costs	—	1.0	—	2.6
Arbitration award	—	—	(0.2)	—

Income from operations	15.8	6.7	15.8	8.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.6)	(0.8)	(0.6)	(0.8)
Equity loss in joint ventures	(0.5)	(0.2)	(0.5)	(0.3)
Minority interest	(0.4)	0.1	(0.4)	—
Other income (expense), net	(0.2)	0.1	(0.1)	—

Income from continuing operations before income taxes	14.2	6.0	14.3	7.5
Provision for income taxes	5.7	2.5	5.7	3.1

Income from continuing operations	8.5	3.5	8.6	4.4
Discontinued operations	(0.3)	(0.3)	(0.1)	(9.6)

Net income (loss)	8.2%	3.2%	8.5%	(5.2)%

Operating Data:
Increase in comparable store sales:
Company-owned		0.6%		2.9%
Systemwide		0.1%		2.2%

The following table shows business segment revenues expressed as a percentage of total revenues and business segment operating expenses expressed as a percentage of applicable business segment revenues. Operating expenses exclude depreciation and amortization expenses, indirect (unallocated) general and administrative expenses, the impairment charge and store closing costs and the arbitration award. Direct general and administrative expenses are included in operating expenses.

	Three months ended		Six months ended
	August 3,	August 1,	August 3,	August 1,
	2003	2004	2003	2004
Revenues by Business Segment:
Company store operations	65.6%	69.8%	67.1%	68.7%
Franchise operations	3.7	3.8	3.6	3.8
KKM&D	30.7	26.4	29.3	27.5

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses by Business Segment:
Company store operations	77.5%	85.5%	76.8%	83.1%
Franchise operations	20.3%	27.0%	23.0%	25.1%
KKM&D	78.7%	80.9%	79.6%	77.6%
Total operating expenses	75.7%	82.1%	75.7%	79.3%

Three months ended August 1, 2004 compared with three months ended August 3, 2003

Overview

Systemwide sales for the second quarter of fiscal 2005 increased 14.8% compared to the prior year. Systemwide sales increased primarily due to sales from new stores opened in fiscal 2004 and fiscal 2005. Systemwide comparable store sales grew 0.1% primarily due to increased off-premises sales, offset by decreased on-premises sales. During the quarter, eight new Company factory stores and fourteen new franchise factory stores were opened and six Company factory stores and one franchise factory store were closed, for a net increase of 15 factory stores. Additionally, three Company

Satellite stores and seven franchise Satellite stores were opened and three Company Satellite stores were closed, for a net increase of seven Satellite stores. As a result, the total number of factory stores at the end of the quarter was 387, consisting of 154 Company stores (including 35 which are consolidated joint venture stores), 177 Area Developer franchise stores (including 74 in which we have a joint venture interest) and 56 Associate franchise stores.

Total Company revenues increased 11.5% to $177.4 million in the second quarter of fiscal 2005 compared with $159.2 million in the second quarter of the prior fiscal year. This increase was the result of increases in Company Store Operations revenues of 18.7%, to $123.8 million, and Franchise Operations revenues of 13.7%, to $6.8 million, and a decrease in KKM&D revenues, excluding intersegment sales, of 4.1%, to $46.9 million. Net income for the quarter was $5.8 million versus net income of $13.0 million a year ago. Diluted earnings per share was $0.09, as compared to $0.21 in the second quarter of the prior year. In the first quarter of fiscal 2005, we adopted a plan, approved by our Board of Directors, to divest the Montana Mills business. As a result, we recognized a loss, reported as discontinued operations, of $0.5 million, net of related tax benefits, during the second quarter of fiscal 2005, primarily representing operating results of the Montana Mills business as well as charges associated with exiting leases for Montana Mills stores which closed during the quarter. Operating results for the second quarter of fiscal 2004 have been adjusted to reflect the operating activity of Montana Mills as discontinued operations for the respective period. See further discussion in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements. In addition, during the second quarter of fiscal 2005, we recorded an impairment charge and store closing costs of $1.8 million, primarily representing an estimate of the costs associated with exiting leases for Krispy Kreme stores closed during the quarter as a result of the Company’s decision in the first quarter of fiscal 2005 to close certain underperforming factory stores and satellites. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to our unaudited consolidated financial statements.

The following table provides a reconciliation between the reported amounts for income from continuing operations, net income and diluted earnings per share to the amounts that would have been reported for the second quarter of fiscal 2005 if the impairment charge and store closing costs had not occurred.

	Three Months Ended August 1, 2004
		Impairment
		Charge And
	As	Store Closing
(In thousands)	Reported	Costs Adjustment	Adjusted
Income from continuing operations before income taxes	$10,682	$1,802	$12,484
Provision for income taxes	4,438	(748)	5,186

Income from continuing operations	6,244	1,054	7,298
Discontinued operations, net of tax benefit	(480)	—	(480)

Net income	$5,764	$1,054	$6,818

Diluted earnings per share:
Income from continuing operations	$0.10	$0.02	$0.12
Discontinued operations	(0.01)	—	(0.01)

Net income	$0.09	$0.02	$0.11

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased 18.7% to $123.8 million in the second quarter of fiscal 2005 from $104.3 million in the second quarter of fiscal 2004. Comparable store sales increased by 0.6%. Revenue growth was due to continued growth in both on-premises and off-premises sales channels. The growth in on-premises revenues was due primarily to sales from both new stores and stores acquired. Since the end of the second quarter of fiscal 2004, we have opened 34 new Company factory stores and five factory stores became Company stores as a result of an acquisition of a franchise market. In addition, eight factory stores became Company stores as a result of the consolidation of New England Dough as of the end of the first quarter of fiscal 2005. On-premises sales during the current quarter were also positively impacted by the sales of stores in the Dallas, Texas market, which the Company acquired from a franchisee during the second quarter of fiscal 2004. Partially offsetting this growth was the impact of closing seven factory stores since the end of the second quarter of fiscal 2004, six of which were closed in the current fiscal year, as discussed further in Note 3 – Impairment Charge and Store Closing Costs in the notes to the unaudited consolidated financial statements. On-premises sales also grew as a result of retail price increases taken in previous quarters. Off-premises sales grew principally as a result of sales from new and acquired stores.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased 30.9% to $105.9 million in the second quarter of fiscal 2005 from $80.9 million in the same quarter of fiscal 2004. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 85.5% in the second quarter of fiscal 2005 compared with 77.5% in the same quarter of the prior year. The increase in Company Store Operations operating expenses as a percentage of revenues was primarily due to lower average sales per location at our off-premises accounts and lower higher-margin on-premises sales, resulting in operating inefficiencies and lower operating leverage. In addition, the operating margins of the new stores as well as stores acquired from franchisees in fiscal 2004 were generally lower than those of our existing store base.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues, consisting of franchise fees and royalties, increased 13.7% to $6.8 million in the second quarter of fiscal 2005 from $6.0 million in the second quarter of the prior year. The growth in revenue was primarily due to the additional royalties associated with the opening of 62 new franchise stores since the end of the second quarter of fiscal 2004, net of the impact of the transfer of five stores from Franchise to Company as a result of an acquisition, the consolidation of New England Dough, which resulted in eight franchise stores becoming Company stores as of the end of the first quarter of fiscal 2005, and the closing of four franchise stores. Sales of franchised stores, as reported by our franchisees, were $150.1 million in the second quarter of fiscal 2005 and $134.2 million in the second quarter of fiscal 2004.

Franchise Operations Operating Expenses. Franchise Operations operating expenses, excluding depreciation and amortization expenses, increased 51.3% to $1.8 million in the second quarter of fiscal 2005 from $1.2 million in the second quarter of fiscal 2004. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 27.0% in the second quarter of the current year compared with 20.3% in the second quarter of the prior year. Operating expenses, as a percentage of revenue, have increased during the second quarter of fiscal 2005 as compared to the same quarter of the prior year as a result of increased employee-related costs.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores decreased 4.1% to $46.9 million in the second quarter of fiscal 2005 from $48.9 million in the same quarter of fiscal 2004. Revenues decreased during the quarter primarily as a result of lower equipment sales. During the second quarter of fiscal 2005, we sold ten fewer doughnut-making equipment sets than in the same period in the prior year. Partially offsetting the lower revenues from equipment sales was increases in sales of mix, sugar, shortening, coffee and other supplies as a result of the opening, since the end of the second quarter of the prior year, of 62 new franchise stores, net of the impact of the transfer, as a result of the acquisition of a franchise market and the consolidation of New England Dough, of thirteen stores from franchise to Company.

KKM&D Operating Expenses. KKM&D operating expenses decreased 1.4% to $37.9 million in the second quarter of fiscal 2005 from $38.5 million in the second quarter of fiscal 2004. KKM&D operating expenses, excluding depreciation and amortization expenses, as a percentage of KKM&D revenues were 80.9% in the second quarter of the current year compared with 78.7% in the second quarter of the prior year. The increase in KKM&D operating expenses as a percentage of revenues was due primarily to the impact of lower equipment sales and, therefore, lower operating leverage in the equipment manufacturing operations. In addition, increased transportation costs associated with our distribution operations further negatively impacted operating leverage.

Other

General and Administrative Expenses. General and administrative expenses increased 30.7% to $11.8 million in the second quarter of fiscal 2005 from $9.1 million in the second quarter of fiscal 2004. General and administrative expenses as a percentage of total revenues for the second quarter were 6.7% in fiscal 2005 compared with 5.7% in fiscal 2004. The growth in general and administrative expenses is due primarily to higher employee-related costs, principally as a result of increased personnel to support our expansion, as well as increased professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 39.5% to $6.3 million in the second quarter of fiscal 2005 from $4.5 million in the second quarter of the prior year. Depreciation and amortization expenses as a percentage of total revenues for the second quarter were 3.5% in fiscal 2005 compared with 2.8% in fiscal 2004. The dollar growth in depreciation and amortization expenses is due primarily to depreciation associated with increased capital asset additions, primarily related to the opening of new stores, including new stores opened by consolidated joint ventures. The increase in depreciation expense in the quarter is also the result of depreciation expense associated with stores acquired from our franchisees, as well as the depreciation expense associated with stores operated by New England Dough.

Impairment Charge and Store Closing Costs. In the second quarter of fiscal 2005, the Company recorded an impairment charge and store closing costs of $1.8 million primarily representing an estimate of the costs associated with exiting leases for Krispy Kreme stores closed during the quarter. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to the unaudited consolidated financial statements. As actual costs associated with the disposal of the assets and exiting the leases for the closed stores may differ from the initial estimates, we may incur additional impairment charges and store closing costs in future periods.

Interest Expense. Interest expense was $1.4 million in the second quarter of fiscal 2005 compared with $1.0 million in the second quarter of fiscal 2004. Interest expense in the second quarter of fiscal 2004 consisted primarily of interest on the Company’s term loan as well as interest on debt of our consolidated joint ventures, which was used to fund store development. Interest expense in the second quarter of fiscal 2004 also included interest on a $55.0 million short-term note entered into during the second quarter, the proceeds of which were used to partially finance an acquisition completed during that quarter. Interest expense in fiscal 2005 includes interest on increased third party debt of our consolidated joint ventures, including debt of New England Dough, which we began consolidating at the end of the first quarter of fiscal 2005. Interest expense in fiscal 2005 also includes interest on the Company’s term loan and the Revolver. Proceeds of the Revolver, entered into in October 2003, were used primarily to repay the $55.0 million short-term note as well as to provide loans to certain consolidated joint ventures, to enable them to repay certain third-party debt. See Note 8 – Debt in the notes to our unaudited consolidated financial statements for additional information on the Company’s outstanding debt.

Equity Loss in Joint Ventures. Equity loss in joint ventures decreased to $399,000 in the second quarter of fiscal 2005 from $802,000 in the second quarter of fiscal 2004. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some joint ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Losses in the second quarter of both fiscal 2005 and fiscal 2004 were impacted by our share of initial start-up expenses of certain joint ventures in markets outside the United States, including the joint ventures with rights to develop stores in Australia and New Zealand and the United Kingdom and the Republic of Ireland, as well as continued losses of the joint venture with rights to develop markets in Eastern and Central Canada. Partially offsetting these losses in fiscal 2005 was improved operating performance by certain joint ventures with multiple stores in operation. Note 11 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At August 1, 2004, there were 74 stores open by unconsolidated joint ventures compared to 46 stores at August 3, 2003.

Minority Interest. Minority interest was a credit of $267,000 in the second quarter of fiscal 2005 as compared to a charge of $616,000 in the second quarter of fiscal 2004. This item represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures which develop and operate Krispy Kreme stores. For the second quarter of fiscal 2005, the credit represents the minority partners’ share of the results of operations of Freedom Rings, Glazed Investments and New England Dough, which we began consolidating at the end of the first quarter of fiscal 2005. For the second quarter of fiscal 2004, this expense also included the minority partners’ share of the results of operations of Golden Gate, the joint venture with rights to develop Northern California. Effective January 30, 2004, the Company acquired the remaining minority partners’ share of Golden Gate. The credit in the second quarter of fiscal 2005 as compared to the charge in the same period of the prior year is primarily the result of lower operating performance of Freedom Rings, as well as the impact of certain charges taken by Glazed Investments as a result of the retirement of certain third-party debt repaid in connection with a sale-leaseback transaction.

Provision for Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $4.4 million in the second quarter of fiscal 2005, representing a 41.5% effective rate compared to $9.0 million, or 40.1%, in the second quarter of the prior year. The increase in the effective rate is primarily the result of increased losses, which are not currently deductible, associated with our investments in international joint ventures, coupled with lower pre-tax income.

Discontinued Operations. In the second quarter of fiscal 2005, the Company recorded a $480,000 loss from discontinued operations, net of the related tax benefit of $259,000, as a result of the pending divestiture of the Montana Mills operation, as discussed above and in Note 2 – Discontinued Operations in the notes to the unaudited consolidated financial statements. The loss from discontinued operations consists of the operating loss incurred by Montana Mills for the second quarter of fiscal 2005 of $616,000, impairment charge and store closing costs primarily related to lease termination costs of $176,000 and a gain on disposition of Montana Mills assets of $53,000. During the second quarter of fiscal 2005, the Company provided funding to Montana Mills of $893,000, primarily to fund operations and the costs associated with store closings. The Company expects to record additional charges in subsequent periods in connection with the plan to divest the Montana Mills business. In addition to continued operating losses, these charges are expected to be for severance and lease termination costs associated with closed stores or those planned to be closed.

Historically, we have experienced seasonal variability in our quarterly operating results, with higher profits per store in the first and third quarters than in the second and fourth quarters. The seasonal nature of our operating results is expected to continue.

Six months ended August 1, 2004 compared with six months ended August 3, 2003

Overview

Systemwide sales for the six months ended August 1, 2004 increased 19.4% compared to the prior year. Systemwide sales increased primarily due to new stores opened since the end of the second quarter of fiscal 2004. Systemwide comparable store sales grew 2.2% primarily due to increased off-premises sales. During the six months ended August 1, 2004, eleven new Company factory stores and 27 new franchise factory stores were opened and six Company factory stores and two franchise factory store were closed, for a net increase of 30 factory stores. In addition, three Company Satellite stores and ten franchise Satellite stores were opened and six Company Satellite stores were closed, for a net increase of seven Satellite stores. Additionally, eight Area Developer franchise factory stores became Company factory stores as a result of the consolidation of New England Dough, as discussed under Recent Accounting Pronouncements below. As a result, the total number of factory stores at the end of the quarter was 387, consisting of 154 Company stores (including 35 which are consolidated joint venture stores), 177 Area Developer franchise stores (including 74 in which we have a joint venture interest) and 56 Associate franchise stores.

Total company revenues increased 17.5% to $361.8 million in the first six months of fiscal 2005 compared with $307.8 million in the same period of the prior fiscal year. This increase was comprised of Company Store Operations revenue increases of 20.2% to $248.4 million, Franchise Operations revenue increases of 25.9% to $13.9 million, KKM&D revenue, excluding intersegment sales, increases of 10.4% to $99.6 million. Net loss for the six months was $18.7 million versus net income of $26.1 million for the same period in the prior year. Diluted loss per share was $0.30, as compared to diluted earnings per share of $0.43 in the same period of the prior year. In the first quarter of fiscal 2005, we adopted a plan, approved by our Board of Directors, to divest the Montana Mills business and, as a result, we recognized a loss, reported as discontinued operations, of $34.8 million, net of related tax benefits, during the six months ended August 1, 2004. Operating results for the six months ended August 3, 2003 have been adjusted to reflect the operating activity of Montana Mills as discontinued operations for the period. See further discussion in Note 2 – Discontinued Operations in the notes to our unaudited consolidated financial statements. Additionally, during the first six months of fiscal 2005, we recorded impairment charges and store closing costs totaling $9.3 million, representing asset impairment charges resulting from our decision to close a number of underperforming factory stores and Satellites as well as charges primarily associated with certain ancillary facilities. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to our unaudited consolidated financial statements. Results of operations for the first six months of fiscal 2004 include the reversal of the remaining $525,000 accrual related to an arbitration award against the Company, discussed further in Note 13 – Legal Contingencies in the notes to the unaudited consolidated financial statements. During the first quarter of fiscal 2004, the Company paid $8.6 million to settle the award and reversed the remaining accrual related to the award. Excluding the impairment charge and store closing costs in fiscal 2005, income from continuing operations for the six months ended August 1, 2004 would have been $21.6 million and diluted earnings per share from continuing operations for the period would have been approximately $0.34.

The following table provides a reconciliation between the reported amounts for income from continuing operations, net income (loss) and diluted earnings (loss) per share to the amounts that would have been reported for the first six months of both fiscal 2005 and fiscal 2004 if the impairment charge and store closing costs had not occurred in fiscal 2005 and if fiscal 2004 operating results did not include the reversal of the arbitration award accrual.

	Six Months Ended August 1, 2004			Six Months Ended August 3, 2003
		Impairment
		Charge
		And Store			Arbitration
		Closing Costs			Award
(In thousands)	As Reported	Adjustment	Adjusted	As Reported	Adjustment	Adjusted
Income from continuing operations before income taxes	$27,204	$9,345	$36,549	$44,182	$(525)	$43,657
Provision for income taxes	11,113	(3,817)	14,930	17,602	207	17,395

Income from continuing operations	16,091	5,528	21,619	26,580	(318)	26,262
Discontinued operations, net of tax benefit	(34,765)	—	(34,765)	(439)	—	(439)

Net income (loss)	$(18,674)	$5,528	$(13,146)	$26,141	$(318)	$25,823

Diluted earnings (loss) per share:
Income from continuing operations	$0.25	$0.09	$0.34	$0.43	$(0.01)	$0.43
Discontinued operations	(0.55)	—	(0.55)	(0.01)	—	(0.01)

Net income (loss)	$(0.30)	$0.09	$(0.21)	$0.43	$(0.01)	$0.42

Company Store Operations

Company Store Operations Revenues. Company Store Operations revenues increased 20.2% to $248.4 million in the first six months of fiscal 2005 from $206.6 million in the same period of fiscal 2004. Comparable store sales increased by 2.9%. Revenue growth was due to growth in both our on-premises and off-premises sales channels. On-premises sales grew principally as a result of sales from new stores and stores acquired. Since the end of the second quarter of fiscal 2004, we have opened 34 new Company factory stores, five factory stores became Company stores as a result of an acquisition of a franchise market, and eight franchise factory stores became Company stores as a result of the consolidation of New England Dough during fiscal 2005, as discussed further under Recent

Accounting Pronouncements below. Partially offsetting this growth was the impact of closing seven factory stores, six of which were closed in the current fiscal year, as discussed further in Note 3 – Impairment Charge and Store Closing Costs in the notes to the unaudited consolidated financial statements. On-premises sales were also positively impacted by retail price increases implemented in the second half of fiscal 2004 and early fiscal 2005. Off-premises sales grew primarily as a result of the addition of new customers as well as an increase in the number of locations served for existing customers, partially offset by declines in productivity at existing customer locations. Both on-premises and off-premises sales were positively impacted in fiscal 2005 by the sales of the franchise stores acquired during the first six months of fiscal 2004 from franchisees in the Kansas; Missouri; Dallas, Texas; and Shreveport, Louisiana markets.

Company Store Operations Operating Expenses. Company Store Operations operating expenses increased 30.0% to $206.3 million in the first six months of fiscal 2005 from $158.7 million in the same period of fiscal 2004. Company Store Operations operating expenses as a percentage of Company Store Operations revenues were 83.1% in the first half of fiscal 2005 compared with 76.8% in the same period of the prior year. Company Store Operations operating expenses, as a percentage of revenue, have increased during the first six months of fiscal 2005 as compared to the same period of the prior year as a result of operating inefficiencies and lower operating leverage, in both our on-premises and our off-premises business. In addition, the operating margins of the new stores as well as stores acquired from franchisees in fiscal 2004 were generally lower than those of our existing store base.

Franchise Operations

Franchise Operations Revenues. Franchise Operations revenues increased 25.9% to $13.9 million in the first six months of fiscal 2005 from $11.0 million in the first half of the prior year. The growth in revenue was primarily due to the additional royalties associated with the opening of 62 new franchise stores, net of the impact of the transfer of five stores from Franchise to Company as a result of an acquisition and the consolidation of New England Dough, which resulted in eight franchise stores becoming Company stores. Sales of franchised stores, as reported by our franchisees, were $308.6 million in the first six months of fiscal 2005 and $259.7 million in the first six months of fiscal 2004.

Franchise Operations Operating Expenses. Franchise Operations operating expenses, excluding depreciation and amortization expenses, increased 37.2% to $3.5 million in the first six months of fiscal 2005 from $2.5 million in the first half of the prior year. As a percentage of Franchise Operations revenues, Franchise Operations operating expenses were 25.1% in the first six months of the current year compared with 23.0% in the first six months of the prior year. Franchise Operations operating expenses, as a percentage of revenues, have increased during the first six months of fiscal 2005 principally as a result of increased employee-related costs, primarily due to increased personnel to support our franchise programs.

KKM&D

KKM&D Revenues. KKM&D sales to franchise stores increased 10.4% to $99.6 million in the first six months of fiscal 2005 from $90.2 million in the same period of fiscal 2004. The primary reason for the increase in revenues was the opening of 62 new franchise factory stores, net of the impact of the transfer, as a result of an acquisition of a franchise market and the consolidation of New England Dough, of thirteen stores from Franchise to Company since the end of the second quarter of fiscal 2004, and comparable store sales increases. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into additional revenues for KKM&D from sales of mix, sugar, shortening, coffee and other supplies. Also, each of these new stores is required to purchase proprietary doughnut-making and certain other equipment from KKM&D, thereby enhancing KKM&D sales. Also impacting KKM&D revenues during the first six months of fiscal 2005 were sales to franchisees of certain recently-developed peripheral equipment designed to enhance the performance of the doughnut-making equipment used by all our traditional factory stores. While this product is a standard component for all doughnut-making equipment sold currently, to the extent franchisees who have not yet acquired this product for existing stores do so, KKM&D revenues may be positively impacted.

KKM&D Operating Expenses. KKM&D operating expenses increased 7.5% to $77.3 million in the first six months of fiscal 2005 from $71.9 million in the same period of the prior year. KKM&D operating expenses as a percentage of KKM&D revenues were 77.6% in the first six months of the current year compared with 79.6% in the first half of the prior year. The decrease in KKM&D operating expenses as a percentage of revenues was due to increased capacity utilization and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities as well as the higher margin associated with sales of the peripheral equipment discussed above, partially offset by higher fuel costs associated with distribution operations.

Other

General and Administrative Expenses. General and administrative expenses increased 25.3% to $22.5 million in the first six months of fiscal 2005 from $18.0 million in the first six months of fiscal 2004. General and administrative expenses as a percentage of total revenues for the first six months were 6.2% in fiscal 2005 compared with 5.9% in fiscal 2004. The growth in general and administrative expenses is due to increased personnel and related salary and benefit costs needed to support our growth, other cost increases necessitated by the growth of the Company and increased professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 44.2% to $12.5 million in the first six months of fiscal 2005 from $8.6 million in the first six months of the prior year. Depreciation and amortization expenses as a percentage of total revenues for the first six months were 3.4% in fiscal 2005 compared with 2.8% in fiscal 2004. The dollar growth in depreciation and amortization expenses is due primarily to depreciation associated with increased capital asset additions, primarily related to the opening of new stores, including those opened by consolidated joint ventures, and the addition of stores acquired from franchisees. Also impacting depreciation expense is amounts associated with stores operated by New England Dough, which we began consolidating effective May 2, 2004.

Impairment Charge and Store Closing Costs. In the first half of fiscal 2005, the Company recorded an impairment charge and store closing costs totaling $9.3 million primarily related to stores closed or planned to be closed. See further discussion in Note 3 – Impairment Charge and Store Closing Costs in the notes to the unaudited consolidated financial statements. The Company may incur additional impairment charges or store closing costs in future periods in connection with the store closures, as actual costs incurred may differ from the initial estimates.

Arbitration Award. As discussed further in Note 13 – Legal Contingencies in the notes to our unaudited consolidated financial statements, in fiscal 2003 the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8.6 million, which was paid in the first quarter of fiscal 2004, and reversed the remaining $525,000 accrual.

Interest Expense. Interest expense was $2.8 million in the first six months of fiscal 2005 compared to $1.9 million for the first half of the prior year. Interest expense in fiscal 2004 consisted principally of interest on the Company’s term loan, interest on third party debt of our consolidated joint ventures which was used to fund store development, and interest on a $55.0 million short-term note entered into in June 2003 to partially fund an acquisition. Interest expense in 2005 includes, in addition to interest on the term loan and borrowings of consolidated joint ventures, including interest on borrowings of New England Dough, the joint venture we began consolidating in fiscal 2005, interest on the Company’s Revolver. Proceeds of the Revolver, entered into in October 2003, were used primarily to repay the $55.0 million short-term note and to provide loans to certain of our consolidated joint ventures, to enable them to repay certain third-party debt. See Note 8 – Debt in the notes to our unaudited consolidated financial statements for additional information on the Company’s outstanding debt.

Equity Loss in Joint Ventures. Equity loss in joint ventures decreased to $973,000 in the first six months of fiscal 2005 from $1.5 million in the first six months of fiscal 2004. This item represents the Company’s share of operating results associated with our investments in unconsolidated joint ventures to develop and operate Krispy Kreme stores. These joint ventures are in various stages of their development of Krispy Kreme stores. For example, some joint ventures have multiple stores in operation while others have none. Each joint venture has varying levels of infrastructure, primarily human resources, in place to open stores. As a result, the joint ventures are leveraging their infrastructure to varying degrees, which greatly impacts the profitability of a joint venture. Losses in both fiscal 2005 and fiscal 2004 were impacted by the Company’s share of the initial start-up expenses and operating losses of certain joint ventures in markets outside the United States, including the joint ventures with rights to develop stores in Australia and New Zealand, the United Kingdom and the Republic of Ireland, and Mexico, as well as continued losses of the joint venture with rights to develop markets in Eastern and Central Canada. The reduction in the loss reported in fiscal 2005 as compared to fiscal 2004 is principally the result of improved performance at certain joint ventures with multiple stores in operation. Note 11 – Joint Ventures in the notes to our unaudited consolidated financial statements contains further information about each of our joint ventures. At August 1, 2004, there were 74 stores operated by unconsolidated joint ventures compared to 46 stores at August 3, 2003.

Minority Interest. Minority interest was a credit of $141,000 in the first six months of fiscal 2005 compared to a charge of $1.2 million in the same period of fiscal 2004. This item represents the net elimination of the minority partners’ share of income or losses from consolidated joint ventures which develop and operate Krispy Kreme stores. In fiscal 2005, this item included the minority partners’ share of the results of operations of Freedom Rings, Glazed Investments and, beginning in the second quarter, New England Dough. The Company began consolidating the accounts of New England Dough with those of the Company at that time, as discussed further under Recent Accounting Pronouncements below. For the first half of fiscal 2004, this item also included the minority partners’ share of the results of operations of Golden Gate, the joint venture with rights to develop Northern California. Effective January 30, 2004, the Company acquired the remaining minority partners’ share of Golden Gate. The minority interest credit in fiscal 2005 primarily results from lower operating performance of Freedom Rings, the impact of the Company’s acquisition of the remaining minority interest in Golden Gate at the end of fiscal 2004, as well as the impact of certain charges taken by Glazed Investments as a result of the retirement of certain third-party debt repaid in connection with a sale-leaseback transaction.

Provision for Income Taxes. The provision for income taxes is based on the effective tax rate applied to the respective period’s pre-tax income. The provision for income taxes was $11.1 million in the first six months of fiscal 2005, representing a 40.9% effective rate, compared to $17.6 million, or 39.8%, in the same period of the prior year. The increase in the effective rate is primarily the result of increases in losses, which are not currently deductible, associated with our investments in international joint ventures, coupled with lower pre-tax income. The rate was also impacted by increased state income taxes, due to expansion into higher taxing states, as well as increases in statutory rates in several jurisdictions.

Discontinued Operations. In the first six months of fiscal 2005, the Company recorded a $34.8 million loss from discontinued operations, net of the related tax benefit of $1.4 million, as a result of the pending divestiture of the Montana Mills operation, as discussed above and in Note 2 – Discontinued Operations in the notes to the unaudited consolidated financial statements. The loss from discontinued operations consists of the operating loss incurred by Montana Mills for the first six months of fiscal 2005 of $1.5 million, impairment charge and store closing costs of $34.7 million and a gain on the disposition of assets of $53,000. The impairment charge and store closing costs consists of the write-off of goodwill recorded in connection with the acquisition of $19.7 million, the write-off of amounts recorded as the value of trademarks and trade names and recipes acquired of $12.1 million, provisions, totaling $2.8 million, to reduce the carrying amount of other Montana Mills’ assets and liabilities, primarily property and equipment, to their estimated recoverable value and severance and costs to exit leases for certain closed locations of approximately $0.2 million. During the first six months of fiscal 2005, the Company provided funding to Montana Mills of $893,000, primarily to fund operations and costs associated with store closings. The Company expects to record additional charges in subsequent periods in connection with the plan to divest the Montana Mills business. In addition to continued operating losses, these charges are expected to be for severance and lease termination costs associated with the closed stores or those planned to be closed.

Liquidity And Capital Resources

Because management generally does not monitor liquidity and capital resources on a segment basis, this discussion is presented on a consolidated basis.

We funded our capital requirements for the first six months of fiscal 2005 primarily through cash flow generated from operations as well as through the use of existing cash. Our consolidated joint ventures funded their capital requirements through cash flow from operations and borrowings under various financing arrangements, including revolving lines of credit and long term debt, as well as from loans provided by the Company. In addition, in July 2004, Glazed Investments completed a transaction in which property related to six stores was sold and simultaneously leased from the acquirer. Glazed Investments used the proceeds of the sale to repay debt associated with the properties. Excess funds were used primarily to repay certain loans provided by the Company.

Cash Flow From Operations

Net cash flow from operations was $50.0 million in the first six months of fiscal 2005 and $38.2 million in the first six months of fiscal 2004. The increase in operating cash flow was partially offset by additional investments in working capital, primarily inventories and accounts payable, due principally to the opening of new stores which we either own or supply. Inventories and accounts payable have increased $4.0 million and $2.0 million, respectively, since February 1, 2004.

Operating cash flows were also favorably impacted by the $4.2 million tax benefit from the exercise of nonqualified stock options for the six months ended August 1, 2004. Operating cash flows may continue to be favorably impacted by similar tax benefits in the future; however, the exercise of stock options is outside of the Company’s control.

Cash Flow From Investing Activities

Net cash used for investing activities was $25.0 million in the first six months of fiscal 2005 and $110.5 million in the first six months of the prior year. Investing activities in the first six months of fiscal 2005 consisted principally of $39.0 million in capital expenditures for property and equipment for store development, including capital expenditures of our consolidated joint ventures, partially offset by proceeds from the sale of property and equipment, principally in connection with the sale of property by Glazed Investments as discussed above and further in Note 8 – Debt in the notes to the unaudited consolidated financial statements. Fiscal 2004 investing activities included capital expenditures of $27.4 million, as well as the use of $102.2 million in cash to acquire the rights to certain franchise markets.

Cash Flow From Financing Activities

Net cash used for financing activities was $25.6 million in the first six months of fiscal 2005. In the first six months of fiscal 2004, financing activities provided cash flow of $66.5 million. Financing activities in fiscal 2004 consisted of borrowings of $55.0 million to complete the acquisition of a franchise market, borrowings by our consolidated joint ventures under lines of credit and term loans to finance expansion and the proceeds from the exercise of stock options. Financing activities in the first six months of fiscal 2005 represent primarily the repayment of borrowings under the Company’s Revolver as well as repayments by consolidated joint ventures of long-term debt. Partially offsetting this activity in fiscal 2005 was new borrowings of long-term debt by consolidated joint ventures, primarily New England Dough.

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

The amount available under the Revolver is reduced by letters of credit and was $48.1 million at August 1, 2004. The Company may request, on a one-time basis, an increase in the availability under the Revolver of up to $50.0 million, which would increase total availability under the Revolver to $169.3 million.

Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Revolver is generally payable quarterly and interest on the Term Loan is payable monthly and is charged, at the Company’s option, at either the Base Rate, as defined within the Credit Facility, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at August 1, 2004 was 2.43% on the Revolver and 2.61% on the Term Loan. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.

The Company is counterparty to an interest rate swap agreement with a bank which was entered into to convert variable rate payments due under certain existing debt to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had a notional amount of $29.3 million at August 1, 2004 and was designated as a hedge against the variable rate interest payments due under the Term Loan. The notional amount declines by $137,500 each month, which corresponds with the reduction in principal of the Term Loan. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and in return receives payments at LIBOR. Monthly payments continue until the swap terminates May 1, 2007. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. At August 1, 2004, the fair value carrying amount of the swap was a liability of $1.4 million. Accumulated other comprehensive loss for the three and six months ended August 1, 2004 includes a gain, net of tax, of $175,000 and $462,000, respectively, related to the swap.

The Credit Facility contains provisions that, among other requirements, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At August 1, 2004, the Company was in compliance with each of these covenants.

In December 2003, Glazed Investments entered into a $12.0 million credit facility (the “Glazed Credit Facility”) to provide working capital and funding for the construction of stores and the purchase of related equipment. The Glazed Credit Facility provides a $500,000 working capital line of credit, up to $8.0 million to fund the construction of stores and up to $3.5 million to fund the purchase of related equipment. Amounts outstanding under the Glazed Credit Facility bear interest at one-month LIBOR plus 1.50% (2.87% at August 1, 2004), which is payable monthly. Upon completion of a store, amounts advanced to fund construction are converted to construction term loans (“Construction Notes”) and amounts advanced to fund the related equipment purchased are converted to equipment term loans (“Equipment Notes”). The Construction Notes require fixed monthly principal payments based upon a term of ten years, plus interest, with a final payment of all outstanding amounts due on the earlier of June 30, 2010; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The Equipment Notes require monthly payments of principal and interest for a term of five years, with a final payment of all outstanding amounts due on the earlier of June 30, 2009; two months prior to the final maturity of the subordinated debt discussed below; or five years after commencement of monthly payments of principal and interest. The working capital line of credit expired on June 30, 2004 with no amounts outstanding. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the Glazed Credit Facility. At August 1, 2004, $5.5 million was outstanding under the Glazed Credit Facility.

Prior to entering into the Glazed Credit Facility discussed above, Glazed Investments entered into arrangements with a non-bank financing institution that provided funding for the construction of stores and the purchase of the related equipment. While individual promissory notes exist for the financing of each store’s construction (“Real Estate Loans”) and related equipment purchases (“Equipment Loans”) for which funding was provided through these arrangements, the terms of each are substantially the same. Generally, Real Estate Loans require monthly payments of principal and interest for a fixed term of fifteen years and Equipment Loans require monthly payments of principal and interest for a fixed term of seven years. Interest is payable at rates based on either a fixed rate, which ranges from 7% to 8.65%, or a variable rate based on the one-month LIBOR rate or a commercial paper rate, plus a premium. The premium charged on variable rate loans ranges from 3.05% to 3.6%. At August 1, 2004, interest rates applicable to the Real Estate Loans and Equipment Loans range from 4.32% to 8.65%. The loans are secured by the related property and equipment. The Company has also guaranteed approximately 75% of the amounts outstanding under the loans. Amounts outstanding under Real Estate Loans and Equipment Loans totaled $6.8 million at August 1, 2004.

In July 2004, Glazed Investments completed a sale-leaseback transaction related to six store locations. The transaction included the sale of the land, buildings and improvements associated with the stores for total proceeds of $17.3 million. Each location will be leased under an operating lease with a term of twenty years with the option to terminate the lease, if the franchise agreement for the location is not renewed by the Company, with six months written notice after fifteen years. The proceeds from the sale-leaseback were utilized to repay $3.5 million of the amounts outstanding under the Glazed Credit Facility and $6.9 million of the amounts outstanding under Real Estate Loans and Equipment Loans.

The Glazed Credit Facility and non-bank financing discussed above contain provisions requiring Glazed Investments to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At August 1, 2004, Glazed Investments was in compliance with these covenants.

In July 2000, Glazed Investments issued $4.5 million in senior subordinated notes (“Notes”) to fund, in part, expenses associated with the start-up of its operations. The Company purchased $1.0 million of the Notes at the time of the initial offering. In connection with the Company’s acquisition of additional interests in Glazed Investments in fiscal 2003, the Company acquired an additional $3.4 million in Notes. As a result, approximately $4.4 million of the Notes are payable to the Company. The Notes outstanding at August 1, 2004 totaling $136,000 represent the amount of the original $4.5 million issued that remains payable to a third party. The Notes bear interest at 12.0% payable semi-annually each April 30 and October 31 through April 30, 2010, at which time a final payment of outstanding principal and accrued interest is due.

In April 2003, New England Dough entered into a $17.7 million credit facility (“New England Dough Facility”) with a bank to provide general working capital and funding for the construction of stores and the purchase of related equipment. In April 2004, the amount available under the New England Dough Facility was increased to approximately $26.4 million and consists of a $12.0 million revolving line of credit and two term loans with initial balances totaling approximately $14.4 million. The revolving line of credit matures on April 21, 2005 and bears interest at one-month LIBOR plus 1.25%. Borrowings under the revolving line of credit are generally used to fund store construction. Amounts outstanding under the revolving line of credit may be converted to term loans with maturities of five years. The term loans require monthly principal payments and bear interest at one-month LIBOR plus 1.25% (2.62% at August 1, 2004). At August 1, 2004, amounts outstanding under the New England Dough Facility totaled $14.0 million and are secured by inventory, receivables and property and equipment of the joint venture. The Company has also guaranteed 57% of the amounts outstanding.

The New England Dough Facility contains provisions requiring the joint venture to maintain compliance with certain financial and non-financial covenants, including maintenance of certain financial ratios. At August 1, 2004, New England Dough was in compliance with these covenants.

New England Dough is counterparty to interest rate swap agreements with a bank, which were initially entered into upon inception of each term loan to convert variable rate payments due under the term loans to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flow). The initial notional amount of the swaps corresponded to the related amount of each term loan, $5.7 million and $8.7 million, respectively. The notional amount declines by $31,600 and $48,500, respectively, each month corresponding to the reduction in principal of the term loans. The notional amount of the swaps at August 1, 2004 totaled $14.0 million. Under the terms of the swap agreements, the Company makes fixed rate payments to the counterparty of 4.1% and 4.865%, respectively, and in return receives payments at LIBOR. Monthly payments continue until the maturity of each term loan. New England Dough is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, New England Dough does not anticipate nonperformance.

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

Contractual Cash Obligations. In the normal course of business, the Company is exposed to the impact of commodity price fluctuations affecting the cost of flour, sugar, soybean oil, coffee beans and other ingredients. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into long-term purchase agreements and other purchase arrangements with its suppliers. These commitments generally range from one to three years. As of August 1, 2004, the Company had approximately $146.3 million in such long-term purchase commitments. Because the Company enters into these long-term contracts with its suppliers, in the event that any of these relationships terminate unexpectedly, even where it has multiple suppliers for the same ingredient, the Company’s ability to obtain adequate quantities of the same high quality ingredient at the same competitive price could be negatively impacted.

Off Balance Sheet Arrangements. The Company, in the ordinary course of business, enters into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guarantees and indemnifications as discussed below and in Note 12 - Commitments and Contingencies in the notes to our unaudited consolidated financial statements. None of these off-balance sheet arrangements either has, or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In order to open stores and expand off-premises sales programs, our franchisees incur debt and enter into operating lease agreements. Primarily for those franchisees in which we have an ownership interest, we will guarantee an amount of the debt or leases generally equal to our ownership percentage. Because these are relatively new entities without a long track record of operations, these guarantees are necessary for our joint venture partners to get financing for the growth of their businesses. These guarantees are not recorded as liabilities in our consolidated balance sheet based on our assessment that the fair value of these guarantees, if any, was not material to the Company’s financial position or results of operations. As of August 1, 2004, we had lease guarantee commitments totaling $5.9 million and loan guarantees totaling $18.6 million. These amounts do not include guarantees of debt of our consolidated joint ventures, as the entire amount of the debt of these joint ventures is shown as a liability in our consolidated balance sheet, nor does it include guarantees of leases of our consolidated joint ventures as the gross amount of lease commitments for these joint ventures is shown in Note 9 — Lease Commitments in our fiscal 2004 Annual Report. Of the total guaranteed amount of $24.5 million, $23.6 million are for franchisees in which we have an ownership interest and $0.5 million are for franchisees in which we have no ownership interest. The remaining $0.4 million guaranteed amount represents the guarantee of bank debt of a non-profit organization for which Scott Livengood, our Chairman, President and CEO, serves as chairman of the governing board. The amount of debt and lease guarantees related to franchisees in which we have an ownership interest will continue to grow as these joint ventures open more stores, while the amount of debt and lease guarantees related to franchisees in which we do not have an interest is expected to decrease. To date the Company has not experienced any losses in connection with these guarantees, and we consider it unlikely that we will have to satisfy any of these guarantees.

In addition, at August 1, 2004, the Company had outstanding letters of credit totaling $9.2 million. Letters of credit have terms of one year or less and are generally renewed on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our outstanding debt. Our $150.0 million Credit Facility bears interest, at the Company’s option, at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and 1.0% to 2.0% for Adjusted LIBOR borrowings. The Credit Facility consists of a $119.3 million Revolver and a $30.7 million Term Loan. We entered into an interest rate swap that converts the variable rate interest payments due under the Term Loan to a fixed rate of 5.09% (plus the Applicable Margin) through May 1, 2007. The notional amount of the swap declines by $137,500 per month, to correspond with the reduction in principal of the Term Loan. Both Glazed Investments and New England Dough, consolidated joint ventures, are parties to various debt agreements used to finance store development. These agreements bear interest at varying rates, based upon LIBOR or commercial paper rates plus a premium. We guarantee approximately 75% of amounts outstanding under the agreements Glazed Investments is a party to and generally 57% of amounts outstanding under agreements New England Dough is a party to. New England Dough entered into interest rate swap agreements to convert the variable rate payments due under the debt agreements to fixed rates. The notional amount of these swaps declines by fixed amounts each month to correspond with the reduction in principal of the related debt. The interest cost of our debt is affected by changes in either the prime rate or LIBOR. Such changes could adversely impact our operating results.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our reports filed with the SEC. There has been no change in our internal controls over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, fourteen follow-on actions have been filed in the same court alleging substantially similar claims. The Company believes the allegations in these actions are without merit and intends to defend vigorously against these claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 26, 2004 for the purpose of electing three directors and ratifying the Company’s appointment of the independent accountants for the current fiscal year. The table below shows the results of the shareholders’ voting:

	Votes in Favor	Votes Against	Withheld
Proposal 1:
Election of Directors
Scott A. Livengood	51,710,874	—	1,564,967
Robert S. McCoy, Jr.	51,716,951	—	1,558,890
Dr. Su Hua Newton	51,479,380	—	1,796,461
Proposal 2:
Appointment of Accountants	52,745,948	424,019	105,874

In addition, the terms of the following directors continued after the annual meeting of our shareholders: Mary Davis Holt, William T. Lynch, Jr., John N. McAleer, James H. Morgan, Robert L. Strickland and Togo D. West, Jr.

Item 5. Other Information

In its 10-Q filed on August 3, 2004, Wachovia Corporation stated, “As previously disclosed, the SEC has subpoenaed certain documents and taken testimony from certain employees of Wachovia and others related to common stock purchases of Legacy Wachovia stock and Legacy First Union stock, with a particular focus on stock purchases following the April 2001 merger announcement. On July 23, 2004, the SEC staff advised Wachovia that the staff is considering recommending to the SEC that it institute enforcement action against Wachovia and certain former legacy Wachovia officers, some of whom remain with the combined company, relating to legacy Wachovia’s purchases of legacy First Union common stock and the disclosures made by both legacy companies related to those purchases. Wachovia will make a written Wells submission in response to the SEC staff setting forth the reasons why Wachovia believes the SEC should not commence any enforcement action. Wachovia intends to vigorously defend against the SEC staff’s allegations. Wachovia believes all such stock purchases and disclosures complied with applicable law.” Robert S. McCoy, Jr., who is one of our directors and Chairman of our Audit Committee, was formerly Vice Chairman and Chief Financial Officer of Wachovia and is one of the former legacy Wachovia officers described above.

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

The Company furnished a Form 8-K on May 7, 2004 with respect to the Company’s press release announcing an update to its business outlook including revisions to its fiscal 2005 guidance and certain actions taken in the first quarter, including the plan to divest the Montana Mills concept and close six underperforming factory stores.

The Company furnished a Form 8-K on May 25, 2004 with respect to the Company’s press release announcing its financial results for its first fiscal quarter ended May 2, 2004.

The Company furnished a Form 8-K on July 29, 2004 with respect to the Company’s press release announcing that the Securities and Exchange Commission is conducting an informal, non-public inquiry regarding the Company.

          Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRISPY KREME DOUGHNUTS, INC.
(Registrant)

Date: September 10, 2004	By:	/s/ Scott A. Livengood
Scott A. Livengood
Chairman of the Board, President,
and Chief Executive Officer
(principal executive officer)

Date: September 10, 2004	By:	/s/ Michael C. Phalen
Michael C. Phalen
Chief Financial Officer
(principal financial and
accounting officer)