Form 10-K
period 2005-01-30
KRISPY KREME DOUGHNUTS INC
filed 2006-04-28
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-16485
KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2169715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Knollwood Street, Winston-Salem, North Carolina (Address of principal executive offices)	27103 (Zip Code)
Registrant’s telephone number, including area code:
(336) 725-2981
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, No Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 30, 2004 and July 29, 2005 was $905.6 million and $416.1 million, respectively.
      Number of shares of Common Stock, no par value, outstanding as of March 31, 2006: 61,838,994.
DOCUMENTS INCORPORATED BY REFERENCE:
      None.

      As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 2001, fiscal 2002, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006 mean the fiscal years ended January 28, 2001, February 3, 2002, February 2, 2003, February 1, 2004, January 30, 2005 and January 29, 2006, respectively. Please note that fiscal 2002 contained 53 weeks. All references to share amounts and per share amounts in this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect stock splits.
EXPLANATORY NOTE
      As more fully described in Note 2 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” herein, the Company is restating its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations, of shareholders’ equity and of cash flows for fiscal 2004 and fiscal 2003. Certain restatement adjustments affected periods prior to fiscal 2003. The effect of those restatement adjustments on years prior to fiscal 2003 has been reflected as an adjustment to the opening balance of retained earnings as of February 4, 2002, the first day of fiscal 2003.
      In addition, as disclosed in Note 25 to the consolidated financial statements, certain restatement adjustments affected interim financial information for fiscal 2004 and fiscal 2005 previously filed on Form 10-Q (with respect to the first three quarters of fiscal 2004 and the first and second quarters of fiscal 2005) and on Form 8-K (with respect to the third quarter of fiscal 2005). Such restatement adjustments have been reflected in the unaudited selected quarterly financial data appearing herein and, with respect to the third quarters of fiscal 2004 and fiscal 2005, will be reflected in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2005, which the Company plans to file subsequent to this Annual Report on Form 10-K.
      The restatement adjustments correct certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and to correct errors made in the application of GAAP. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 and 25 to the consolidated financial statements. For information on the effects of the restatement adjustments on fiscal 2001 and fiscal 2002, see Item 6, “Selected Financial Data.”
      The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
      All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

FORWARD-LOOKING STATEMENTS
      This annual report contains statements about future events and expectations, including our business strategy, remediation plans with respect to internal controls and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

•	the outcome of pending governmental investigations, including by the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York, and a review by the Department of Labor;

•	the outcome of shareholder derivative and class action litigation;

•	potential indemnification obligations and limitations of our director and officer liability insurance;

•	material weaknesses in our internal control over financial reporting;

•	our ability to implement remedial measures necessary to improve our processes and procedures;

•	continuing negative publicity;

•	significant changes in our management;

•	the quality of franchise store operations;

•	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

•	disputes with our franchisees, including pending litigation with some of them;

•	our ability to implement our international growth strategy;

•	currency, economic, political and other risks associated with our international operations;

•	the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

•	compliance with government regulations relating to food products and franchising;

•	our relationships with wholesale customers;

•	our ability to protect our trademarks;

•	risks associated with our high levels of indebtedness;

•	restrictions on our operations contained in our senior secured credit facilities;

•	our ability to meet our ongoing liquidity needs;

•	changes in customer preferences and perceptions;

•	risks associated with competition; and

•	other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission.
      All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
      We caution you that any forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements.

PART I

Item 1.	BUSINESS.
Overview
      Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including our Hot Original Glazed®, are made, sold and distributed and where a broad array of coffees and coffee-based beverages are offered.
      As of January 29, 2006, there were 402 Krispy Kreme stores operated systemwide in 43 U.S. states, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 133 were owned by us (including 15 owned by consolidated franchisees) and 269 were owned by franchisees (other than consolidated franchisees). Of the 402 total stores, there were 323 factory stores and 79 satellites. Of the 323 Krispy Kreme factory stores in operation at January 29, 2006, 293 were located in the United States. As of January 30, 2005, there were 433 total stores, of which 396 were factory stores and 37 were satellites.
      Our factory stores (stores which contain a full doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting our stores) and off-premises sales (sales to supermarkets, convenience stores, mass merchants and other food service and institutional accounts) as described further under “Business Operations — Company Store Operations.” Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven formats. Tunnel oven stores contain heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain heating technology.
      We generate revenues from three distinct sources: company stores, which we refer to as Company Store Operations, franchise fees and royalties from our franchise stores, which we refer to as Franchise Operations, and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. Company Store Operations, Franchise Operations and KKM&D comprise our three reportable segments under generally accepted accounting principles.
Significant Events Since Our Last Regular Periodic Report
      Below is a summary of significant events that have occurred since August 1, 2004, the last day of the period covered by the periodic report we most recently filed with the Securities and Exchange Commission (the “SEC”). For additional background information, see Note 2 to the consolidated financial statements.

Governmental Investigations

•	On October 7, 2004, the staff of the SEC advised us that the SEC had entered a formal order of investigation concerning the Company. The Company is cooperating with this investigation.

•	On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised us that it would seek to conduct interviews of certain current and former officers and employees of the Company. The Company is cooperating with this investigation.

•	On March 9 and March 21, 2005, the United States Department of Labor (“DOL”) informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) have occurred. The Company is cooperating with the DOL.
      Each of these investigations is ongoing. Developments relating to governmental investigations and responses to those investigations by us and by others will continue to create various risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.

Federal Securities, Shareholder Derivative and ERISA Litigation

•	On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, 14 follow-on actions have been filed in the same court alleging substantially similar claims. On November 8, 2004, all of these claims were consolidated into one action. Subsequent to the consolidation, plaintiffs filed two amended complaints, the latest of which was filed on May 23, 2005. The complaint now covers investors who purchased the Company’s publicly traded securities between March 8, 2001 and April 18, 2005. On October 14, 2005, the Company filed a motion, which is currently pending, to dismiss this action.

•	Shareholder derivative actions have been filed by persons identifying themselves as Krispy Kreme shareholders and purporting to act on behalf of the Company: three actions were filed in the United States District Court for the Middle District of North Carolina and two actions were filed in the Superior Court of North Carolina, Forsyth County. The state court actions have been dismissed in favor of the federal court actions. The still pending derivative actions are Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005. The defendants in one or more of these actions include certain current or former directors and/or officers of the Company and certain persons or entities that have sold franchises to the Company. The complaints in these actions allege that the current and former directors and officers of the Company named as defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. These complaints seek (i) damages; (ii) rescission of the Company’s acquisitions of certain franchises; (iii) disgorgement of the proceeds from these acquisitions; (iv) other appropriate equitable relief; (v) costs and expenses; and (vi) other relief as may be just and proper. On July 12, 2005, the Court consolidated the Wright, Blackwell and Andrews shareholder derivative actions under the heading Wright v. Krispy Kreme Doughnuts, Inc., et al. A consolidated complaint has not yet been filed.

On August 10, 2005, the Company announced that the Special Committee (referred to below under “— Special Committee Investigation”) had completed its investigation. The Special Committee concluded that it was in the best interest of the Company to reject the demands by shareholders that the Company commence litigation against certain present and former outside directors and officers of the Company, and to seek dismissal of the shareholder litigation against the outside directors, the sellers of certain franchises and current and former officers other than Scott A. Livengood, John W. Tate and Randy S. Casstevens. The Special Committee concluded that it would not seek dismissal of shareholder derivative litigation against Messrs. Livengood, Tate and Casstevens.

On October 21, 2005, the Court granted a motion by Trudy Nomm, who, like the plaintiffs in the Wright, Blackwell and Andrews actions, identifies herself as a Krispy Kreme shareholder, to intervene in these derivative actions. On October 28, 2005, the Court appointed the plaintiffs in the Wright action, Judy Woodall and William Douglas Wright, as co-lead plaintiffs in the consolidated action.

•	On March 16, 2005, our wholly-owned subsidiary Krispy Kreme Doughnut Corporation (“KKDC”) was served with a purported class action lawsuit filed in the United States District Court for the

Middle District of North Carolina that asserts claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purport to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in our common stock. Plaintiffs contend that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer our common stock as an investment option and to hold large percentages of the plans’ assets in our common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. The plaintiffs filed an amended complaint on July 1, 2005 asserting the same claims they asserted in their original complaint. The defendants received an extension of time to respond to the amended complaint, and on December 15, 2005, filed a motion to dismiss the amended complaint for failure to state a claim on which relief may be granted. Plaintiffs seek unspecified monetary damages and other relief.

      Each of these actions is ongoing, and we continue to defend them vigorously. Although we cannot predict the outcome of any of these actions, an adverse result in one or more of them could have a material adverse effect on our business, results of operation and financial condition. For information on certain pending litigation with franchisees, see “Litigation and Restructuring of Relationships with Franchisees” below. Also see Item 3, “Legal Proceedings — Litigation” for more information on these and other legal proceedings.

Special Committee Investigation

•	On October 4, 2004, the Company formed a special committee (the “Special Committee”) of newly-appointed independent directors, consisting of and co-chaired by Michael H. Sutton (former Chief Accountant of the SEC) and Lizanne Thomas (a senior corporate partner of the law firm of Jones Day), to conduct an independent review and investigation of any and all issues raised by: (1) regulatory investigations such as those commenced by the SEC and the United States Attorney’s Office, (2) the Company’s independent auditors, PricewaterhouseCoopers LLP, (3) shareholder demands and shareholder derivative actions and (4) whistleblowers. The Special Committee’s mandate also encompassed any other issues it deemed necessary or appropriate in furtherance of its investigation. With respect to each of these matters, the Special Committee received full and complete authority and power to determine the appropriate action to be taken by the Company and to initiate, supervise and conduct to conclusion any lawful action that the Special Committee, in the exercise of its independent judgment, deemed to be in the best interests of the Company.

•	The Special Committee conducted its investigation from early October 2004 through early August 2005.

•	To assist in the investigation, the Special Committee retained independent legal counsel Weil, Gotshal & Manges LLP (“Weil Gotshal”) and Smith Moore LLP. Weil Gotshal, in turn, retained independent forensic accountants, Navigant Consulting, Inc., and an independent restaurant industry valuation expert, Restaurant Capital Advisory, LLP.

•	The Special Committee issued its report to our Board of Directors on August 9, 2005. For a summary of the conclusions and directives for remedial action set forth in its report, see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 10, 2005. These directives addressed, among other things, restatement of the Company’s financial statements; the employment status of certain personnel, including their stock options and entitlement to advancement of legal expenses; shareholder demands and derivative litigation; the composition and functioning of the Board of Directors; internal resources, controls and compliance; public disclosure; and compensation of management and directors.

Restatement of Financial Statements

•	On December 28, 2004, our Board of Directors, in consultation with, and upon the recommendation of, its Audit Committee and management of the Company, and with the concurrence of the Special Committee, concluded that our previously issued financial statements for fiscal 2004 and the last three quarters of such fiscal year should be restated to correct certain errors contained therein and, accordingly, that such financial statements should no longer be relied upon.

•	On April 18, 2005, the Audit Committee of our Board of Directors and management of the Company concluded that our financial statements for fiscal 2001, 2002 and 2003 and for the first three quarters of fiscal 2005 should be restated to correct certain errors contained therein, and, accordingly, that such financial statements should no longer be relied upon.

•	As part of this Annual Report on Form 10-K, we are restating our fiscal 2003 and 2004 financial statements and our opening equity at February 4, 2002 (the first day of fiscal 2003). For a discussion of the significant restatement adjustments, see Notes 2 and 25 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data.” For information on the effects of the restatement adjustments on fiscal 2001 and 2002, see Item 6, “Selected Financial Data.”

Management/ Board of Directors Changes

•	Effective August 23, 2004, John W. Tate resigned his position of Chief Operating Officer of the Company.

•	On October 4, 2004, as described above, the Special Committee was formed and Mr. Sutton and Ms. Thomas joined the Board of Directors of the Company as independent directors and as co-chairs of the Special Committee.

•	On January 13, 2005, the Special Committee discussed with the Company’s independent directors its preliminary conclusions concerning Scott A. Livengood’s stewardship of the Company. With the Special Committee’s strong encouragement, the independent directors determined that new leadership was required. The decision was communicated to Mr. Livengood and, on January 17, 2005, he retired as Chairman of the Board, President and Chief Executive Officer of the Company and resigned as a director of the Company. The Company and Mr. Livengood entered into a consulting agreement effective January 17, 2005. On June 3, 2005, the Company informed Mr. Livengood that his failure to cooperate with the Special Committee’s investigation constituted a breach of the consulting agreement, that the payment of consulting fees and continued medical coverage would therefore cease and that the term of the agreement would not be extended past its initial six-month term. See Item 11, “Executive Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of this consulting agreement.

•	On January 18, 2005, the following changes were made with respect to our management:

•	We retained Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm, as our financial advisor and interim management consultant and, on February 8, 2005, entered into a Services Agreement dated as of January 18, 2005 with KZC, Stephen F. Cooper and Steven G. Panagos. See Item 11, “Execution Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of the Services Agreement.

•	Stephen F. Cooper, Chairman of KZC, was named the Company’s Chief Executive Officer, replacing Mr. Livengood.

•	Steven G. Panagos, a Managing Director of KZC, was named the Company’s President and Chief Operating Officer.

•	James H. Morgan, who had served as a director of the Company since July 2002 and Vice Chairman since March 2004, was appointed Chairman of the Board of the Company.

•	Robert L. Strickland, who had served as a director of the Company since 1998, was appointed Vice Chairman of the Board of the Company.

•	On June 15, 2005, the Special Committee informed our senior management that the Special Committee had concluded that six of our officers should be discharged. These six officers included four senior vice presidents and were in the areas of operations, finance, business development and manufacturing and distribution. Five of these individuals resigned and one retired.

•	Effective June 27, 2005, Douglas R. Muir, who had been a consultant to the Company since December 2004 and who has over 20 years of accounting experience, was appointed as the Company’s Chief Accounting Officer. Michael C. Phalen, the Company’s Chief Financial Officer, formerly acted as the Company’s principal accounting officer.

•	The Special Committee’s report directed that the Board of Directors eliminate the position of non-voting emeritus director. Effective August 9, 2005, Frank E. Guthrie, Robert L. McCoy and Steven D. Smith retired as non-voting emeritus directors.

•	Effective September 30, 2005, John N. (Jack) McAleer retired as Executive Vice President, Concept Development and resigned as a director of the Company.

•	Effective October 26, 2005, Jeffrey L. Jervik joined the Company as its Executive Vice President of Operations. Mr. Jervik has over 20 years experience in the food service industry.

•	Effective December 1, 2005, Frank Murphy resigned as Executive Vice President, General Counsel, Secretary and Chief Governance Officer of the Company.

•	Effective December 31, 2005, Dr. Su Hua Newton resigned as a director of the Company.

•	Effective March 6, 2006, the following changes were made with respect to our management:

•	Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Chief Restructuring Officer.

•	Mr. Panagos resigned as the Company’s President and Chief Operating Officer and was appointed as the Company’s Director of Restructuring.

•	Daryl G. Brewster joined the Company as its President and Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Brewster had been Group Vice President of Kraft Foods and has over 20 years experience in the food service industry.

Operations and Financing

•	On February 8, 2005, we announced that we were reducing the number of employees in our corporate, mix plant, equipment manufacturing and distribution facilities by approximately 25% and that we had also divested a corporate airplane that was subject to an operating lease.

•	On April 1, 2005, KKDC entered into new senior secured credit facilities aggregating $225 million, comprised of a $75 million first lien senior secured revolving credit facility, a $120 million second lien senior secured term loan and a $30 million second lien prefunded revolving loan and letter of credit facility. Proceeds of the term loan were used to repay the approximately $88 million outstanding under KKDC’s previous credit facility, pay fees and expenses related to the financing and provide cash on the balance sheet. Since entering into the credit facilities, the Company has had to obtain a number of waivers thereunder and amendments thereof, including waivers of covenant defaults.

•	During fiscal 2006 and the second half of fiscal 2005, approximately 67 company stores were closed, including 36 owned by consolidated franchisees.

Litigation and Restructuring of Relationships with Franchisees
      As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an in-depth analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. This underperformance, as well as certain of the restructurings described below, have adversely affected our financial condition and results of operations and have resulted in substantial charges related principally to franchisee receivables, fixed assets and investments in franchisees. The Company expended significant cash to fund the operations and obligations of its consolidated franchisees. See the second and third risk factors in Item 1A, “Risk Factors — Risks Relating to Our Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 4 and 19 to the consolidated financial statements. Although our analysis is ongoing, set forth below is a description of pending litigation with franchisees and the significant restructuring actions that have taken place.

•	On April 15, 2005, an application was filed under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice for a restructuring of a consolidated franchisee, KremeKo, Inc. (“KremeKo”), at that time our area developer for Central and Eastern Canada, in which KKDC had a 40.6% interest. In connection with this application, KKDC, the franchisor, agreed to provide debtor-in-possession financing to provide funds for KremeKo’s operations during the restructuring process. KKDC subsequently reached an agreement with KremeKo’s two secured creditors to settle KKDC’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, KKDC paid approximately $9.3 million to the lenders in settlement of all of KKDC’s obligations to them, and the lenders assigned to KKDC notes payable by KremeKo to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of KKDC acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of KKDC.

•	In June 2005, the Company agreed to suspend its right to receive a fixed annual cash distribution of approximately $1 million per year from Krispy Kreme South Florida, LLC (“KKSF”), a franchisee in which the Company has a 35.3% ownership interest. There is no assurance as to when or if this distribution will be resumed.

•	On July 19, 2005, KKDC was sued by one of our area developers, Sweet Traditions, LLC (“Sweet Traditions”), and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, KKDC removed the case to the United States District Court for the Southern District of Illinois, and on July 27, 2005, the District Court entered an order denying plaintiffs’ motion for a preliminary injunction on the basis that their claims had no reasonable likelihood of success on the merits. On November 7, 2005, KKDC filed its answer denying the allegations in the complaint, and on November 11, 2005, at the joint request of the parties, the District Court entered a stay of proceedings pending arbitration.

•	On September 29, 2005, Krispy Kreme Doughnuts, Inc. (“KKDI”), KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC and its affiliates (“Great Circle”), and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which seeks unspecified damages and injunctive relief, purports to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs, that arise out of and relate to Great Circle’s franchise relationship with the Company. On November 8, 2005, KKDI, KKDC and certain co-defendants filed a petition in the California court for an order compelling arbitration of all of the alleged claims pursuant to mandatory arbitration clauses in Great Circle’s development agreement and franchise agreements. On December 23, 2005, the court entered an order denying the petition to compel arbitration. On January 4, 2006, KKDI and KKDC filed a notice of appeal from the court’s denial of the petition to compel arbitration. Our co-defendants have also filed notices of appeal. The court has not yet ruled on the motions. The filing of the appeals stays all litigation in the trial court.

On April 14, 2006, Great Circle filed a demand for arbitration with the American Arbitration Association. Great Circle’s arbitration demand asserts 51 causes of action against KKDI, KKDC and various current and former officers and directors and others, arising out of and relating to Great Circle’s franchise relationship with KKDC. The demand, which asserts many of the same claims brought by Great Circle’s principals on Great Circle’s behalf in the litigation described above, seeks at least $20 million in damages, declaratory relief, accounting and rescission. The case is still in its very early stages and the respondents have not yet responded to the arbitration demand. At this early stage, KKDI and KKDC cannot predict how long the arbitration will take or evaluate the merits or weaknesses of the case. However, KKDI and KKDC intend to defend vigorously against the alleged claims.

On January 5, 2006, as a result of continuing defaults by Great Circle under its franchise agreements with us, KKDC terminated Great Circle’s franchise licenses and commenced an action in North Carolina state court based on Great Circle’s unauthorized use of the Krispy Kreme trademarks. KKDC sought and obtained a temporary restraining order prohibiting Great Circle and its affiliates from using the Krispy Kreme marks and holding themselves out as a Krispy Kreme franchisee. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and brand fund fees, we reinstated Great Circle’s franchise licenses and resumed product shipments. Great Circle remains indebted to the Company for other amounts due under its franchise agreements, and the Company has reserved its rights to pursue payment of those amounts.

•	On October 17, 2005, we announced that a consolidated franchisee, Freedom Rings, LLC (“Freedom Rings”), at that time our area developer in the Philadelphia region, had filed a voluntary petition for Chapter 11 bankruptcy with the Delaware Bankruptcy Court. Prior to the filing, KKDC, which previously owned 70% of Freedom Rings, acquired the 30% minority interest for nominal consideration. In connection with this petition, KKDC agreed to provide funding to Freedom Rings during the restructuring process. On December 27, 2005, we announced that Freedom Rings had closed its four remaining stores. The Bankruptcy Court confirmed Freedom Rings’ plan of liquidation on April 20, 2006.

•	On November 30, 2005, Krispy Kreme International, Ltd., a wholly-owned subsidiary of KKDC, sold its 35% equity interest in Krispy Kreme Australia Pty Limited (“Krispy Kreme Australia”), our area developer in Australia and New Zealand, to KKA Holdings Pty Ltd (“KKA Holdings”), the majority owner, for approximately $2.5 million. Pursuant to the purchase agreement, we also agreed to sell our existing shareholder loans in Krispy Kreme Australia to KKA Holdings on or before May 30, 2006 for approximately $3.7 million. Our approximately $4.4 million guarantee of Krispy Kreme Australia’s debt is expected to be released on or before May 30, 2006.

•	On December 20, 2005, Amazing Glazed, LLC (“Amazing Glazed”), our area developer for western Pennsylvania, entered into an agreement with KKDC and the other Amazing Glazed shareholders pursuant to which Amazing Glazed redeemed KKDC’s 30.3% equity interest in Amazing Glazed and the other minority shareholder’s 3% equity interest. As a result of this redemption, Amazing Glazed’s majority owner, Rocking K’s, a Pennsylvania general partnership (“Rocking K’s”), became the owner of 100% of the equity interest of Amazing Glazed. In connection with this transaction, KKDC loaned Amazing Glazed $300,000 pursuant to a subordinated promissory note (which was issued in satisfaction of an outstanding capital call), consented to the closure of certain Amazing Glazed stores and waived its default rights under the development agreement with Amazing Glazed. In exchange, Amazing Glazed and certain partners of Rocking K’s released Krispy Kreme from all claims existing on or before the date of the redemption agreement, and those partners agreed to indemnify Krispy Kreme from all claims asserted by the partners of Rocking K’s that did not execute the release. In addition, KKDC was released from its guarantee of approximately $2.5 million of debt of Amazing Glazed.

•	On December 23, 2005, KKDC entered into an agreement with Jan Dough, LLC, KKDC’s franchisee partner in New England Dough, LLC (“New England Dough”), a consolidated franchisee and at that time our area developer in the New England region, regarding the distribution of New England Dough’s assets. Prior to this transaction, KKDC owned a 60% interest in New England Dough. Pursuant to the agreement, New England Dough distributed approximately $1.5 million to KKDC, as well as the development rights for the New England territory, which includes Massachusetts, Connecticut and Rhode Island. New England Dough transferred its stores located in Milford, Connecticut; Cranston, Rhode Island; and Dedham, Massachusetts to Northeast Doughnuts, LLC, a wholly-owned subsidiary of KKDC. Jan Dough received from New England Dough all of its interest in the operations located at Mohegan Sun in Uncasville, Connecticut. New England Dough’s three remaining stores were closed, and the affairs of New England Dough are being wound down. In addition, as part of the New England Dough transaction, all of New England Dough’s approximately $9.5 million of bank debt was repaid. KKDC and Jan Dough had guaranteed that debt approximately in proportion to their equity interests. Of the $9.5 million, approximately $5.6 million was repaid by KKDC, approximately $3.8 million was repaid by Jan Dough, and the balance was repaid by New England Dough itself.

•	On February 2, 2006, a consolidated franchisee, Glazed Investments, LLC (“Glazed Investments”), entered into an agreement with Westward Dough Operating Company, LLC (“Westward Dough”), the Krispy Kreme area developer for Nevada, Utah, Idaho, Wyoming and Montana, for Westward Dough to purchase substantially all of the assets of Glazed Investments. Glazed Investments at that time was our area developer for Colorado, Minnesota and Wisconsin. The agreement called for Westward Dough to purchase 12 Krispy Kreme stores, as well as the franchise development rights for Colorado, Minnesota and Wisconsin, for approximately $10 million. As a condition of the purchase agreement, and at the request of Westward Dough, Glazed Investments agreed to conduct the sale under Chapter 11 Section 363 of the U.S. Bankruptcy Code. The Chapter 11 filing, which was made on February 3, 2006, facilitated the sale by permitting the assets to be sold free and clear of all liens, claims and encumbrances. On March 30, 2006, Westward Dough consummated its acquisition of Glazed Investments’ assets. Krispy Kreme previously owned 97% of Glazed Investments. Pursuant to the plan of liquidation filed by Glazed Investments in connection with the sale under Chapter 11, Glazed Investments will be dissolved after distributing the sale proceeds to its creditors, and Krispy Kreme will not receive any consideration on account of its ownership interest in Glazed Investments. The proceeds from this transaction are expected to be used to repay a substantial portion of $11.6 million of debt of Glazed Investments, approximately $8.7 million of which is guaranteed by KKDC. The Company estimates that the funding requirement to satisfy its obligation under the debt guarantee could be as much as approximately $1.5 million.

•	On February 9, 2006, KKDC reached an agreement with Lone Star Doughnuts, Ltd. (“Lone Star”), our Houston area franchisee, to terminate our franchisor-franchisee relationship and to settle all outstanding disputes and claims, including the dismissal of a lawsuit filed by Lone Star against KKDC. Neither KKDC nor Lone Star paid consideration to the other in connection with such termination. KKDC did not collect all of its receivables from Lone Star at the date of termination, but previously had established reserves for doubtful accounts related to these receivables.

•	On April 27, 2006, KKNY, LLC (“KKNY”), our New York area developer, assigned to KKDC, for a cash payment of $500,000, the leases and KKNY’s personal property previously used by KKNY in the operations of its locations in Penn Station and on Third Avenue in New York City.

•	In December 2005, the Company entered into a term sheet with the majority owner of Krispy Kreme U.K. Limited (“KK UK”) setting forth the basis of a proposed sale by the Company, for $5.6 million in cash, of the Company’s 35% equity investment in and notes receivable from KK UK. A condition to the completion of the proposed transaction is a release by KK UK’s lenders of all guarantees by the Company of obligations of KK UK and a termination of an equipment repurchase agreement relating to KK UK. There is no assurance that the transaction will be completed.
Business Operations
      We generate revenues from three distinct sources: company stores, which we refer to as Company Store Operations; franchise fees and royalties from our franchise stores, which we refer to as Franchise Operations; and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. Company Store Operations, Franchise Operations and KKM&D comprise our three reportable segments under generally accepted accounting principles. We also manage our operations through two business units: Store Operations (which consists of Company Store Operations and Franchise Operations) and KKM&D.
      Company Store Operations. The principal source of revenue for our stores is the production and distribution of doughnuts. Our factory stores are both retail outlets and wholesale producers of our doughnuts and, as a result, can sell their products through multiple channels.

•	On-premises sales. On-premises sales consist of sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes. Each of our factory stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original Glazed. We also sell beverages, including drip coffees, espresso-based coffees and both coffee-based and non coffee-based frozen drinks, as well as collectible memorabilia such as tee shirts, sweatshirts and hats. The majority of the sales by our international stores are on-premises.

•	Off-premises sales. In addition to on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. Off-premises sales consist of sales of fresh doughnuts, primarily on a branded basis (i.e., bearing the Krispy Kreme brand name), to a variety of retail customers, such as supermarkets, convenience stores, mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. In addition, we have recently begun selling branded packaged coffee and other products to select supermarkets and mass merchants.

These sales channels are designed to generate incremental sales, increase market penetration and brand awareness, increase consumer convenience and optimize utilization of our stores’ production capacity. We accomplish off-premises sales through our direct store delivery system, or DSD, through which we deliver fresh doughnuts, both packaged and unpackaged, to our retail customers. Our off-premises customers include Albertson’s, Food Lion, Kroger, Speedway SuperAmerica and Wal-Mart. Our route drivers are capable of taking customer orders and delivering products directly to our customers’ retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with many large DSD customers.
      Franchise Operations. Through our Franchise Operations segment, we generate revenues through the collection of franchise fees and royalties. Franchisees sell their doughnuts and other products through the same channels discussed above under “— Company Store Operations” and, as a result, our royalty revenues are dependent on the on-premises and off-premises sales of our franchisees.
      KKM&D. KKM&D produces doughnut mixes and coffee and manufactures our doughnut-making equipment, which all factory stores are required to purchase. Additionally, KKM&D operates three distribution centers that provide Krispy Kreme stores with supplies for the critical areas of their business. KKM&D generates revenues on sales of our mixes and equipment to unconsolidated franchisees and supports both company and franchisee stores through product knowledge and technical skills, control of critical production and distribution processes and collective buying power.
      The primary raw materials used in our products are flour, sugar, shortening and coffee beans. We routinely obtain ingredients under forward purchase agreements and in the commodity spot markets; market risks associated with our purchases of ingredients are discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risks.” Although we own the recipe for our glaze flavoring — a key ingredient in many of our doughnuts — we are currently dependent on a sole source for our supply. However, we are in the process of identifying an alternative source.
      KKM&D has four business units:

•	Mix manufacturing. We produce all of our proprietary doughnut mixes, which our franchisees are required to purchase, for use in stores located in the United States, Canada and Mexico at our manufacturing facilities in Winston-Salem, North Carolina and Effingham, Illinois. For other international jurisdictions, we produce a concentrate which is shipped internationally where it is then finished pursuant to the terms of agreements with contract manufacturers. We control production of this critical input in order to ensure that our products meet quality expectations. Manufacturing and selling our own mixes also allow us to capture the profit that otherwise would accrue to an outside supplier. Our mixes are produced according to our high-quality standards, which include:

—	Receiving truckloads of our main ingredients daily;

—	Testing each incoming key ingredient; and

—	Testing each batch of mix.

•	Equipment. We manufacture doughnut-making equipment, which our franchisees are required to purchase. Our equipment, when combined with our proprietary mixes and operated in accordance with our standard procedures, produces doughnuts with uniform consistency and quality. Manufacturing our equipment results in several advantages, including:

—	Flexibility. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting unusual store configurations;

—	Cost-effectiveness. We believe, based on our internal studies, that our costs are lower than if we purchased our equipment from third parties; and

—	Efficiency. We refine our equipment design to ensure maximum automation in order to manage labor costs and/or improve consistency.

We currently manufacture five models of doughnut-making machines that produce doughnuts at rates of approximately 65, 150, 270, 600 and 1,000 dozen doughnuts per hour. The largest of these machines (the 600 and 1,000 dozen per hour machines) are used primarily in a subset of our factory stores called commissaries, which are production facilities used principally to serve off-premises customers.

We also sell smaller machines, which we refer to as tunnel ovens, that are manufactured by others and that complete the final steps of the production process by preparing unglazed doughnuts for the glazing process. We also have the capability to refurbish for resale used machines that we have as a result of store closings.

•	Beverage program. We provide many of the beverages offered in our stores, most of which (other than coffee) are purchased from third parties. One of our focus areas, however, has been on improving our beverage program. Through an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. See “Products — Beverages.”

•	Distribution centers. We operate three distribution centers (Winston-Salem, North Carolina, Effingham, Illinois and greater Los Angeles, California), which are capable of supplying our domestic stores and certain of our international stores with key supplies, including mixes, other food ingredients, coffee, juices, signage, display cases, uniforms and various other items. Stores must use our doughnut mixes exclusively. In addition, most of our store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KKM&D. We believe that our ability to distribute supplies to our operators produces several advantages, including:

—	Economies of scale. We are able to purchase key supplies at volume discount prices, which we believe are typically lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is controlled on a systemwide basis rather than at the store level; and

—	Convenience. Our distribution centers carry the key items necessary for store operation. We believe this strategy of having one ordering and delivery system for store operations enables the store operators to focus their time and energies on running their stores, rather than managing multiple supplier and distribution relationships.
Krispy Kreme Brand Elements
      Krispy Kreme has several important brand elements which we believe have created a bond with many of our customers. The key elements are:

•	One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made from a secret recipe that has been in our Company since 1937. We use premium ingredients, which are blended by our custom equipment in accordance with our standard operating procedures, to create this unique and very special product.

•	Doughnut-making theaters. Our factory stores typically showcase our doughnut-making theaters, which are designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness.

•	Hot Doughnuts Now. The Hot Doughnuts Nowtm sign, when illuminated, is a signal that our Hot Original Glazed are being made. The Hot Doughnuts Now sign is an impulse purchase generator and an integral contributor to our brand. Our Hot Original Glazed are made for several hours every morning and evening, and at other times during the day.

•	Community relationships. We are committed to local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.
Store Format and Development
      Store Format. We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers, have the highest production capabilities of our factory stores. As of January 30, 2005, there were 22 commissaries systemwide, 12 of which were owned by the Company, including three commissaries owned by consolidated franchisees. As of January 29, 2006, there were 11 commissaries systemwide, five of which were owned by the Company. Our other factory stores generally engage in both on-premises and off-premises sales. We are developing a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.
      Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven formats. Tunnel oven stores contain heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain heating technology. In each of these formats, we typically sell fresh doughnuts, beverages and Krispy Kreme collectibles, and the doughnuts are supplied by nearby factory stores. Each of these formats requires less space than our traditional factory store. We began our tests of the fresh shop concept during fiscal 2004 and our tests of the tunnel oven and kiosk formats in fiscal 2005. As of January 30, 2005, 25 fresh shops, no tunnel ovens and four kiosks were open, and as of January 29, 2006, 33 fresh shops, 33 tunnel ovens and 10 kiosks were open. We continue to view the fresh shop, tunnel oven and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.
      During fiscal 2002, we introduced a satellite store concept, the “doughnut and coffee shop,” or DCS, which featured first-generation heating technology. The majority of DCS stores that we opened were subsequently closed due to the financial performance of these stores and the development of the tunnel oven technology, and we do not expect to open any new stores using the DCS format. As of January 29, 2006, we had three DCS stores in operation.
      Domestic Store Development. As of January 30, 2005, there were a total of 396 Krispy Kreme stores operating in the United States, of which 366 were factory stores and 30 were satellite stores. As of January 29, 2006, there were a total of 334 domestic stores, of which 293 were factory stores and 41 were satellite stores. These store numbers reflect the opening in fiscal 2005 and 2006 of 57 and 9 domestic stores, respectively, and the closing in such years of 26 and 71 domestic stores, respectively. Of the 66 stores opened in those two years, 31 were company stores, including 10 owned by consolidated franchisees. Of the 97 stores closed in those two years, 78 were company stores, including 36 owned by consolidated franchisees. As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. Since late 2004, our lack of audited financial statements and other events have prevented us from offering franchises to new domestic franchisees. See “— Government Regulation” below.
      International Store Development. Markets outside the United States are a potential source of growth, and we are developing the capabilities and infrastructure necessary to support international markets. As of January 30, 2005, there were a total of 37 Krispy Kreme stores operated internationally, which were located in Australia, Canada, Mexico, South Korea and the United Kingdom. In fiscal 2005, 22 new international stores were opened, and six international stores were closed. In fiscal 2006, 39 new international stores were opened, and eight international stores were closed, resulting in a total of 68 international stores as of January 29, 2006. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in potential markets in Asia, the Middle East and Western Europe. Our ability to expand in these or other international markets, however, will depend on a number of factors, including attracting experienced and well capitalized franchisees, demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries.
Store Operations
      General store operations. We outline uniform specifications and designs for each Krispy Kreme store and require compliance with our standards regarding the operation of the store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training and marketing and advertising.

      We also require the use of a computer and cash register system with specified capabilities to ensure the collection of sales information necessary for effective store management. Our franchisees are required to provide us with weekly sales reports.
      We generally assist our franchisees with issues such as operating procedures, advertising and marketing programs, public relations, store design, training and technical matters.
      We also provide an opening team to provide on-site training and assistance both for the week prior to and during the first week of operation for each initial store opened by a new franchisee. The number of opening team members providing this assistance is reduced with each subsequent store opening for an existing franchisee.
      Our stores generally operate seven days a week, excluding some major holidays. Traditionally, our sales have been slower during the Christmas holiday season and the summer months.
      Quality standards and customer service. We encourage our employees to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a company store manager’s and an assistant store manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, “mystery shoppers” and a toll-free number. In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our off-premises customers.
      Management and staffing. Our Executive Vice President of Operations, along with other corporate officers responsible for store operations, is responsible for corporate interaction with our store operations division directors and store management. Through our divisional directors, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.
      We offer a comprehensive manager training program covering the critical skills required to operate a Krispy Kreme store and a comprehensive training program for all positions in the store. The manager training program, conducted both at our headquarters and at certified training stores, includes classroom instruction, computer-based training modules and in-store training.
      Our staffing varies depending on a store’s size, volume of business and number of sales channels. Stores, depending on the sales channels they serve, have employees handling on-premises sales, processing, production, bookkeeping, sanitation and delivery. Area developers, which are described below under “Store Ownership — Franchisee Stores” and “Store Ownership — Area Developers,” occasionally hire employees from leasing agencies and employ staff based on store volume and size. Hourly employees, along with delivery personnel, are trained by local store management through hands-on experience and training manuals.
Store Ownership
      We divide our stores into three categories of ownership: company stores, associate stores and area developer stores. We refer to associates and area developers as franchisees, collectively. The store counts below include both factory stores and satellites.
      Company stores. As of January 30, 2005, Krispy Kreme owned 185 stores, including 54 which were operated by consolidated franchisees. As of January 29, 2006, Krispy Kreme owned 133 stores, including 15 which were operated by consolidated franchisees. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores in recent years, as well as through new store construction, the number of company stores located outside the Southeast has increased. In fiscal 2005 and 2006, we have examined the performance of each of our company stores and closed 78 underperforming stores, including 36 stores owned by consolidated franchisees. Of the 54 company stores owned by consolidated franchisees as of January 30, 2005, nine were owned by Freedom Rings, 21 were owned by Glazed Investments, 11 were owned by New England Dough and 13 were owned by KremeKo. As of January 30, 2005, we owned 70% of Freedom Rings, 86% of Glazed Investments, 57% of New England Dough and 41% of KremeKo. The Company ceased consolidating KremeKo on April 15, 2005, the date that KremeKo began its financial restructuring. However, on December 19, 2005, we purchased the assets of KremeKo, and now all of the stores in Canada formerly operated by KremeKo are owned by one of our wholly-owned subsidiaries. The Company ceased consolidating Freedom Rings on October 16, 2005, the date that Freedom Rings filed for bankruptcy protection. On December 23, 2005, the Company reached an agreement regarding the distribution of New England Dough’s assets and the affairs of New England Dough are in the process of being wound down. The Company ceased consolidating Glazed Investments on February 3, 2006, the date that Glazed Investments filed for bankruptcy protection. The terms of our arrangements with area developers as described below are applicable to our agreements with these consolidated franchisees as well.
      Franchisee stores. Our franchisees consist of associates who operate under our original franchising program developed in the 1940s and area developers who operate under our franchising program developed in the mid-1990s. We prefer that franchisees have ownership and successful operating experience in multi-unit food operations within the territory they propose for development. To ensure a consistent high-quality product, we require each franchisee to purchase our proprietary mixes and doughnut-making equipment. We devote resources to providing our franchisees with assistance in site selection, store design, employee training and marketing. We expect that in the near term any franchisee growth will be primarily through international rather than domestic expansion.
      Associates. We had 19 associates who operated 59 stores as of January 30, 2005 and 57 stores as of January 29, 2006. Associate stores have attributes which are similar to those of company stores located in the Southeast. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. Generally, our associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees within an associate’s territory during the term of the license agreement.
      Associates are typically parties to 15-year licensing agreements that are renewed automatically for successive five-year periods, unless previously terminated by either party. These licensing agreements generally permit associates to operate stores using the Krispy Kreme system within a specific territory. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Some associates also contribute 1.0% of all sales to the company-administered public relations and advertising fund, which we refer to as the Brand Fund. Our associates who were shareholders prior to our initial public offering in April 2000 have license agreements which were extended for a period of 20 years following that offering. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.
      Area developers. Under our area developer franchise program, which we introduced in the mid-1990s to strategically expand into new territories in the United States and Canada, we licensed territories, usually defined by metropolitan statistical areas, to area developers who we believed were capable of developing a prescribed number of stores within a specified time period. We have also used area developers through a modified franchise program to expand outside of the United States and Canada.
      As of January 30, 2005, we had 25 area developers operating 189 stores, excluding consolidated franchisees. We had a minority equity interest in 14 of these area developers. As of January 29, 2006, we had 24 area developers operating 212 stores, excluding consolidated franchisees, and we had a minority equity interest in 13 of these area developers. We do not currently expect to own any equity interests in any area developers that may be formed in the future.

      Many of our area developers are multi-unit food operators with knowledge about their local territory or territories. Our area developer program includes a royalty and fee structure that is more attractive to Krispy Kreme than that of our associate program.
      Each of our domestic and Canadian area developers has been required to enter into two types of agreements: a development agreement, which establishes the number of stores to be developed in an area, and a franchise agreement for each store opened. With respect to our international area developers, most have entered into one agreement covering both store development and store operations for each store opened. Area developers typically pay development and franchise fees ranging from $20,000 to $50,000 for each store they develop. Domestic and international area developers pay royalties of 4.5% and 6.0%, respectively, of all sales.
      Our current standard franchise agreement for domestic and Canadian area developers provides for a 15-year term. Upon expiration of the term, our area developer typically has the right to acquire a successor franchise on terms and conditions of the franchise agreement that we are then using and subject to certain conditions. The agreement can be terminated for a number of reasons, including the failure of the franchisee to comply with system standards or to make timely payments within applicable grace periods, subject to state law. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers are required to contribute varying percentages of their sales to the Brand Fund.
      In addition to a franchise agreement, all area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements expire upon the conclusion of the store development schedule stated in the agreement, which schedule varies among area developers. If area developers fail to develop their stores on schedule, we have the right to terminate the agreement and develop company stores or develop stores through other franchisees in their territories. Currently, we have several area developers which are not in compliance with their development schedules and, as part of our ongoing initiatives, we are seeking to address these failures to comply.
      Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 19 to our consolidated financial statements for additional information on our franchisee investments. In addition, for consolidated franchisees, we have from time to time provided loans to fund their operations and store development.
      Restructuring Initiatives. As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an in-depth analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. Although this analysis is ongoing, set forth below are the significant restructuring actions that have taken place. As a result of these restructurings, effective February 2006, we no longer had any operations at consolidated franchisees.

•	KremeKo, Inc. (Eastern and Central Canada): On April 15, 2005, an application was filed under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice for a restructuring of a consolidated franchisee, KremeKo, Inc., in which KKDC had a 40.6% interest. In connection with this application, KKDC, the franchisor, agreed to provide debtor-in-possession financing to provide funds for KremeKo’s operations during the restructuring process. KKDC subsequently reached an agreement with KremeKo’s two secured creditors to settle KKDC’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, KKDC paid approximately $9.3 million to the lenders in settlement of all of KKDC’s obligations to them, and the lenders assigned to KKDC notes payable by KremeKo to the lenders. On December 19, 2005, a newly formed subsidiary of KKDC acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of KKDC.

•	Krispy Kreme South Florida, LLC (Broward County, Florida): In June 2005, the Company agreed to suspend its right to receive a fixed annual cash distribution of approximately $1 million per year from Krispy Kreme South Florida, LLC, a franchisee in which the Company has a 35.3% ownership interest. There is no assurance as to when or if this distribution will be resumed.

•	Freedom Rings, LLC (Eastern Pennsylvania, Delaware and Southern New Jersey): On October 17, 2005, we announced that a consolidated franchisee, Freedom Rings, LLC, at that time our franchisee partner in the Philadelphia region, had filed a voluntary petition for Chapter 11 bankruptcy with the Delaware Bankruptcy Court. Prior to the filing, KKDC, which previously owned 70% of Freedom Rings, acquired the 30% minority interest for nominal consideration. In connection with this petition, KKDC agreed to provide funding to Freedom Rings during the restructuring process. On December 27, 2005, we announced that Freedom Rings had closed its four remaining stores. The Bankruptcy Court confirmed Freedom Rings’ plan of liquidation on April 20, 2006.

•	Krispy Kreme Australia Pty Limited (Australia and New Zealand): On November 30, 2005, Krispy Kreme International, Ltd., a wholly-owned subsidiary of KKDC, sold its 35% equity interest in Krispy Kreme Australia Pty Limited to KKA Holdings Pty Ltd, the majority owner, for approximately $2.5 million. Pursuant to the purchase agreement, we also agreed to sell our existing shareholder loans in Krispy Kreme Australia to KKA Holdings on or before May 30, 2006 for approximately $3.7 million. Our approximately $4.4 million guarantee of Krispy Kreme Australia’s debt is expected to be released on or before May 30, 2006.

•	Amazing Glazed LLC (Western Pennsylvania): On December 20, 2005, Amazing Glazed, our area developer for western Pennsylvania, entered into an agreement with KKDC and the other Amazing Glazed shareholders pursuant to which Amazing Glazed redeemed KKDC’s 30.3% equity interest in Amazing Glazed and the other minority shareholder’s 3% equity interest. As a result of this redemption, Amazing Glazed’s majority owner, Rocking K’s, became the owner of 100% of the equity interest of Amazing Glazed. In connection with this transaction, KKDC loaned Amazing Glazed $300,000 pursuant to a subordinated promissory note (which was issued in satisfaction of an outstanding capital call), consented to the closure of certain Amazing Glazed stores and waived its default rights under the development agreement with Amazing Glazed. In exchange, Amazing Glazed and certain partners of Rocking K’s released Krispy Kreme from all claims existing on or before the date of the redemption agreement and those partners agreed to indemnify Krispy Kreme from all claims asserted by the partners of Rocking K’s that did not execute the release. In addition, KKDC was released from its guarantee of approximately $2.5 million of debt of Amazing Glazed.

•	New England Dough, LLC (New England): On December 23, 2005, KKDC entered into an agreement with Jan Dough, LLC, KKDC’s franchisee partner in New England Dough, LLC, a consolidated franchisee and at that time our area developer in the New England region, regarding the distribution of New England Dough’s assets. Prior to this transaction, KKDC owned a 60% interest in New England Dough. Pursuant to the agreement, New England Dough distributed approximately $1.5 million to KKDC, as well as the development rights for the New England territory, which includes Massachusetts, Connecticut and Rhode Island. New England Dough transferred its stores located in Milford, Connecticut; Cranston, Rhode Island; and Dedham, Massachusetts to Northeast Doughnuts, LLC, a wholly-owned subsidiary of KKDC. Jan Dough received from New England Dough all of its interest in the operations located at Mohegan Sun in Uncasville, Connecticut. New England Dough’s three remaining stores were closed, and the affairs of New England Dough are being wound down. In addition, as part of the New England Dough transaction, all of New England Dough’s approximately $9.5 million of bank debt was repaid. KKDC and Jan Dough had guaranteed that debt approximately in proportion to their equity interests. Of the $9.5 million, approximately $5.6 million was repaid by KKDC, approximately $3.8 million was repaid by Jan Dough and the balance was repaid by New England Dough itself.

•	Great Circle Family Foods, LLC (Southern California): On January 5, 2006, as a result of continuing defaults by Great Circle under its franchise agreements, KKDC terminated Great Circle’s franchise licenses. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and Brand Fund fees, KKDC reinstated the franchise licenses and resumed product shipments. For a discussion of pending litigation involving Great Circle, see Item 3, “Legal Proceedings.”

•	Glazed Investments, LLC (Colorado, Minnesota and Wisconsin): On February 2, 2006, a consolidated franchisee, Glazed Investments, entered into an agreement with Westward Dough, the Krispy Kreme area developer for Nevada, Utah, Idaho, Wyoming and Montana, for Westward Dough to purchase substantially all of the assets of Glazed Investments. Glazed Investments at that time was our area developer for Colorado, Minnesota and Wisconsin. The agreement called for Westward Dough to purchase 12 Krispy Kreme stores, as well as the franchise development rights for Colorado, Minnesota and Wisconsin, for approximately $10 million. As a condition of the purchase agreement, and at the request of Westward Dough, Glazed Investments agreed to conduct the sale under Chapter 11 Section 363 of the U.S. Bankruptcy Code. The Chapter 11 filing, which was made on February 3, 2006, facilitated the sale by permitting the assets to be sold free and clear of all liens, claims and encumbrances. On March 30, 2006, Westward Dough consummated its acquisition of Glazed Investments’ assets. Krispy Kreme previously owned 97% of Glazed Investments. Pursuant to the plan of liquidation filed by Glazed Investments in connection with the sale under Chapter 11, Glazed Investments will be dissolved after distributing the sale proceeds to its creditors, and Krispy Kreme will not receive any consideration on account of its ownership interest in Glazed Investments. The proceeds from this transaction are expected to be used to repay a substantial portion of $11.6 million of debt of Glazed Investments, approximately $8.7 million of which is guaranteed by KKDC.

•	Lone Star Doughnuts, Ltd. (Houston): On February 9, 2006, we reached an agreement with Lone Star, our Houston area franchisee, to terminate our franchisor-franchisee relationship and to settle all outstanding disputes and claims, including the dismissal of a lawsuit filed by Lone Star against KKDC. See Item 3, “Legal Proceedings.”

•	KKNY, LLC (New York): On April 27, 2006, KKNY, our New York area developer, assigned to KKDC, for a cash payment of $500,000, the leases and KKNY’s personal property previously used by KKNY in the operations of its locations in Penn Station and on Third Avenue in New York City.

•	Krispy Kreme U.K. Limited (United Kingdom): In December 2005, the Company entered into a term sheet with the majority owner of KK UK setting forth the basis of a proposed sale by the Company, for $5.6 million in cash, of the Company’s 35% equity investment in and notes receivable from KK UK. A condition to the completion of the proposed transaction is a release by KK UK’s lenders of all guarantees by the Company of obligations of KK UK and a termination of an equipment repurchase agreement relating to KK UK. There is no assurance that the transaction will be completed.

Products
      Doughnuts and Related Products. We currently make and sell over 20 varieties of high-quality doughnuts, including our Hot Original Glazed. Generally a product is first tested in our company stores and then rolled out to our franchisee stores. In fiscal 2006, we introduced doughnut holes, apple fritters and chocolate crullers to complement our existing line of doughnuts, and we are currently testing other products.
      Beverages. One of our focus areas has been on improving our beverage program to complement our doughnut offerings. Through an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, and both coffee-based and noncoffee-based frozen drinks. These drinks are designed to complement our existing juices, sodas, milks and water.
Marketing
      Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. To build our brand and drive our sales in a manner aligned with our brand values, we have focused our marketing activities in the following areas:
      Store experience. Our stores are where most customers first experience a Hot Original Glazed. Customers know that when our Hot Doughnuts Now sign in the store window is illuminated, they can see our doughnuts being made and enjoy a Hot Original Glazed within seconds after it passes through the glaze waterfall. We believe this begins our relationship with our customers and forms the foundation of the Krispy Kreme experience.
      Relationship marketing. Many of our brand-building activities are grassroots-based and focus on developing relationships with various constituencies, including consumers, local non-profit organizations, communities and businesses. Specific initiatives include:

•	Good neighbor product deliveries to create trial uses;

•	Sponsorship of local events and nonprofit organizations;

•	Friends of Krispy Kreme eNewsletters sent to those customers that have registered to receive monthly updates about new products, promotions and store openings; and

•	Fundraising programs that assist local charitable organizations raise money for their non-profit causes.
      Public Relations. We utilize media relations, product placement and event marketing as vehicles to generate brand awareness and trial usage for our products. In the years following our initial public offering, there were numerous product placements and references to our products on leading television programs and films and favorable media mentions in print publications. In fiscal 2005 and 2006, there have been fewer such product placements, references and favorable media mentions.
      Advertising and Sales Promotions. Grass roots marketing has been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we have occasionally utilized free-standing newspaper inserts, direct mail, radio, television and sales promotions to generate awareness and usage of our products.
      Brand Fund. We administer a public relations and advertising fund, which we refer to as the Brand Fund. We contribute 1.0% of sales from company stores to the Brand Fund. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers are required to contribute varying percentages of their sales to the Brand Fund. Some associates contribute 1.0% of their sales to the Brand Fund. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2005, we and our franchisees contributed approximately $7.9 million to the Brand Fund.

Management Information Systems
      Krispy Kreme has a management information system that allows for communication among our corporate office, support operations, company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our intranet and have access to e-mail and the ability to provide financial reporting.
      An enterprise resource planning system supports major financial and operating functions within the corporation, including financial reporting and inventory control. A data warehouse system supports the financial and operating needs of our Company Store Operations and KKM&D.
      All company stores have been retrofitted with a Windows-based point of sale, or POS, system. This POS system provides each store with the ability to manage on-premises sales. We poll the sales information from each store’s POS system, which gives us the ability to analyze data. Two-way electronic communication with our stores permits sales transactions to be uploaded and price changes to be downloaded to in-store POS servers.
      Direct store delivery sales operations have access to an internally-developed route accounting system connected into the corporate network. Information from these systems is polled at multiple times weekly and aggregated into the corporate data warehouse.
      The Company maintains business continuity plans for its locations to protect against business interruption in the event of a system failure resulting from a catastrophe, natural disaster, security breach, power loss, telecommunications failure or other similar event. These plans include daily system backup procedures and use of offsite data recovery centers.
Competition
      Our competitors include retailers of doughnuts and snacks sold through supermarkets, convenience stores, restaurants and retail stores. We compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against Tim Hortons and regionally and locally owned doughnut shops and distributors. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions within the United States, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, concept, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for grocery store and convenience store business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.
      In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete primarily with other well-known producers of baked goods, such as Dolly Madison, Entenmann’s and Hostess, and some regional brands.
      Within the in-store bakery market, grocery store operators are increasingly converting their programs either to private label or to packaged, as opposed to loose, product offerings, which is adversely impacting our business.
Trademarks and Trade Names
      Our doughnut shops are operated under the Krispy Kreme name, and we use over 40 federally registered trademarks and service marks, including “Krispy Kreme” and “Hot Doughnuts Now” and the logos associated with these marks. We have also registered some of our trademarks in approximately 30 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and grocery stores in connection with the sale of some of our products at those locations.

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
      Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facilities in Winston-Salem, North Carolina and Effingham, Illinois. Additionally, production at and shipments from our Winston-Salem and Effingham facilities are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut stores to grocery or convenience stores. Many of our grocery and convenience store customers require us to guarantee our products’ compliance with applicable food regulations.
      As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state and federal regulation for accuracy and content. Most states will periodically check the product for compliance. The use of various product ingredients and packaging materials is regulated by the United States Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be found.
      In connection with our international expansion, we typically export our products, principally our doughnut mixes, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.
      Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise offering circular or disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations.
      We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. Since late 2004, our lack of audited financial statements and other events have prevented us from offering franchises to new franchisees, pursuant to an up-to-date registered Uniform Franchise Offering Circular (“UFOC”). Our lack of an updated registered UFOC will impede our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States.

      Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none has been enacted.
      On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of our financial statements. See Item 3, “Legal Proceedings — Governmental Investigations.”
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
Employees
      As of January 30, 2005, we employed 5,733 people. Of these, 270 were employed in our administrative offices and 280 were employed in our manufacturing and distribution centers. In our Krispy Kreme stores, we had 5,183 employees. Of our total workforce, 4,859 were full-time employees, including 872 managers and administrators.
      As of January 29, 2006, we employed 5,025 people. Of these, 200 were employed in our administrative offices and 192 were employed in our manufacturing and distribution centers. In our Krispy Kreme stores, we had 4,633 employees. Of our total workforce, 4,251 were full-time employees, including 695 managers and administrators.
      These numbers do not include individuals employed by our consolidated franchisees.
      We are not a party to any collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.
Available Information
      Krispy Kreme files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. As of the date of this Annual Report on Form 10-K, we have not yet filed our Annual Report on Form 10-K for the period ended January 29, 2006 or our Quarterly Reports on Form 10-Q for the quarters ended October 31, 2004, May 1, 2005, July 31, 2005 and October 30, 2005. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including the Company, that file electronically with the SEC at http://www.sec.gov.
      We make available free of charge through our website at http://www.krispykreme.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or provide it to, the SEC.
      In addition, many of our corporate governance documents are available on our website. Specifically, our Governance Committee Charter is available at: http://www.krispykreme.com/gov charter.pdf, our Compensation Committee Charter is available at: http://www.krispykreme.com/comp charter.pdf, our Audit Committee Charter is available at: http://www.krispykreme.com/audit charter.pdf, our Corporate

Governance Guidelines are available at: http://www.krispykreme.com/corpgovernance.pdf, our Code of Business Conduct and Ethics is available at: http://www.krispykreme.com/code of ethics.pdf, our Code of Business Conduct and Ethics for Members of the Board of Directors is available at: http://www.krispykreme.com/board directors ethics.pdf, and our Code of Ethics for Chief Executive and Senior Financial Officers is available at: http://www.krispykreme.com/officers ethics.pdf. Each of these documents is available in print to any shareholder who requests it by sending a written request to the Company’s Secretary, 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103.
      The content on our website is available for information purposes only and shall not be deemed to be a part of this report.

Item 1A.	RISK FACTORS.
      Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating us or any investment decision involving our Company. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this annual report.
RISKS RELATING TO MATTERS UNDER INVESTIGATION

We are subject to ongoing governmental investigations which could require us to pay substantial fines or other penalties or otherwise have a material adverse effect on us.
      We and certain of our former and current executive officers, directors and other employees are currently subject to investigations by the SEC and the United States Attorney’s Office for the Southern District of New York. While we are cooperating with each of these investigations, adverse developments in connection with the investigations, including any expansion of the scope of the investigations, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with these investigations, it is possible that we will be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. See Item 3, “Legal Proceedings” for a more detailed description of these investigations. Item 3 also describes a review by the DOL of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan to determine whether any violations of Title I of ERISA have occurred.

Pending civil litigation could have a material adverse effect on the Company.
      We and certain of our former and current executive officers, directors and other employees are defendants in several lawsuits, including a federal securities class action, an ERISA class action and several shareholder derivative actions. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The Special Committee noted in the summary of its independent investigation that the plaintiffs in the federal securities and ERISA actions “are seeking very substantial damages (potentially hundreds of millions of dollars).” We cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations. A settlement of any of these actions could include the payment by us of cash, the issuance by us of securities or a combination thereof.

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our business, results of operations and financial condition.
      As discussed elsewhere herein, several of our current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and lawsuits. Under North Carolina law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. Such indemnification may have a material adverse effect on our business, results of operations and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to those pending investigations and actions, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current and former directors, officers and employees, or if we do not have sufficient coverage under our policies, our business, results of operations and financial condition may be adversely affected.

We have identified numerous material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have numerous material weaknesses in our internal control over financial reporting.
      As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), management has conducted an assessment of our internal control over financial reporting. Although management was unable to observe or assess all internal controls over financial reporting, we identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 30, 2005. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the extensive material weaknesses identified, there is a risk of additional errors not being prevented or detected which could result in additional restatements. Moreover, it is reasonably possible that other material weaknesses may be identified. Although we have not completed our assessment of internal control over financial reporting for fiscal 2006, we expect that management will conclude that our internal control over financial reporting was not effective as of January 29, 2006.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.
      We have extensive work remaining to remedy our material weaknesses in internal control over financial reporting. We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses, and this work will continue during fiscal 2007 and possibly beyond. There can be no assurance as to when the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur the expenses associated with the manual procedures and resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our debt agreements could occur as a result of further delays and that our future financial statements could contain errors that will be undetected.

The implementation of certain remedial measures set forth in the Special Committee’s report may take time and be costly to implement.
      As a result of its investigation, the Special Committee has directed the Company to implement a number of significant remedial measures to improve our processes and procedures. These include a substantial bolstering of resources in the areas of accounting, financial reporting and internal audit, remediation of the material weaknesses and other control deficiencies discussed above, a comprehensive review of the Company’s compliance and internal audit programs, clarification and reinforcement of the role of General Counsel and enhancement of the Company’s disclosure process generally. These remedial measures may take time and be costly to implement.

The delays in filing our periodic reports could cause the New York Stock Exchange (the “NYSE”) to commence suspension or delisting procedures in respect of our common stock.
      As a result of the delay in filing our periodic reports, we are in breach of the continued listing requirements of the NYSE. These delays could cause the NYSE to commence suspension or delisting procedures in respect of our common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE.

      If a suspension or delisting were to occur, there would be significantly less liquidity in our common stock. In addition, our ability to raise additional necessary capital through equity financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to our common stock. A suspension or delisting would likely decrease the attractiveness of our common stock and cause the trading volume of our common shares to decline, which could result in a decline in the market price of our common stock.

Continuing negative publicity may adversely affect our business.
      As a result of the matters investigated by the Special Committee and other matters discussed herein, we have been the subject of continuing negative publicity. This negative publicity may have an effect on the terms under which some customers, suppliers and franchisees are willing to continue to do business with us and could affect our financial performance or financial condition. We also believe that many of our employees and franchisees are operating under stressful conditions, which reduce morale and could consequently adversely affect our business. In addition, many of our franchisees have experienced reduced access to financing, in part as a result of this negative publicity. Continuing negative publicity could have a material adverse effect on our business.

Ongoing SEC review may require us to amend our public disclosures further.
      We may receive comments from the staff of the SEC relating to this Annual Report on Form 10-K and our other periodic filings. As a result, we may be required by the SEC to amend this Annual Report on Form 10-K or other reports filed with the SEC in order to make adjustments or additional disclosures.

We are not in compliance with our periodic reporting obligations under the Exchange Act; and until current financial statements are available our securities are not able to be registered with the SEC.
      We are not current in our periodic reporting obligations under the Exchange Act. Until current financial statements are available, including audited financial statements for fiscal 2006, we will be precluded from registering any securities with the SEC. In addition, our failure to comply with these obligations could subject us to civil and criminal penalties.
RISKS RELATING TO OUR BUSINESS

Our management team has undergone significant change.
      After Mr. Livengood’s departure from the Company on January 17, 2005, the positions of Chief Executive Officer, President and Chief Operating Officer were filled on an interim basis by executives of KZC. On March 6, 2006, a new President and Chief Executive Officer joined the Company and the interim officers were appointed to restructuring positions within the Company. Both our Chief Accounting Officer and Executive Vice President of Operations joined Krispy Kreme within the past year. Our General Counsel resigned effective December 1, 2005, and that position has not yet been filled. Our new senior management team may require a period of time to become familiar with each other and our business. The efforts of the current senior management team and Board of Directors to manage the Company’s business have been hindered at times by a lack of institutional knowledge and their need to spend significant time and effort to resolve issues related to matters under investigation. To the extent the senior management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have, at least in the near term, an adverse effect on operations. In addition to changes at the senior management level, directed, in part, by the Special Committee, we have also experienced changes at other levels of management, including accounting. It is also important that the Company fill certain other management positions.

Sales at company and franchised stores have been declining and may continue to decline.
      In fiscal 2005, systemwide and Company average weekly sales per factory store (which includes sales through satellites) decreased approximately 13.9% and 19.7%, respectively, compared to fiscal 2004. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Each company store has significant fixed and semi-fixed costs, which prevents us from reducing our operating expenses in proportion with declining sales. Thus, our earnings will be negatively impacted if average weekly sales continue to decline.
      A number of factors have historically affected, and will continue to affect, our average weekly sales results, including, among other factors:

•	Consumer trends;

•	Our ability to execute our business strategy effectively;

•	Competition;

•	General regional and national economic conditions;

•	Adverse weather conditions; and

•	Strong initial sales performance by new stores.
      Changes in our average weekly sales results could cause the price of our common stock to fluctuate substantially.

We rely in part on our franchisees. Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new stores or build them on suitable sites or open them on schedule, could adversely affect our growth and our operating results.
      Area developers and associates, which are all independent contractors and not Krispy Kreme employees, generated approximately 28% of our total revenues in fiscal 2005. We rely in part on these area developers and associates and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees and are currently party to litigation with two area developers, which disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to area developers and associates, but the quality of franchised store operations may be diminished by any number of factors beyond our control. The failure of our area developers and associates to operate franchises successfully could have a material adverse effect on us, our reputation and our brands and could materially adversely affect our business, financial condition and results of operations. As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an in-depth analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. No assurance can be given as to the success of our restructuring activities.
      Reduced access to financing by our franchisees on reasonable terms and delays in store openings could adversely affect our future operations by slowing new store growth by our franchisees, which may in turn reduce our franchise revenues and KKM&D revenues. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain area developers and may do so in the future.

Our growth strategy depends on opening new Krispy Kreme stores internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.
      As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. Our growth strategy, therefore, depends on the opening of new Krispy Kreme stores internationally. Our ability to expand our store base internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.
      As of January 29, 2006, there were 68 Krispy Kreme stores operated outside of the United States. Such operations are transacted in the respective local currency. Amounts payable to us by our international franchisees are based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

We are the exclusive supplier of doughnut mixes, other key ingredients and flavors to all domestic Krispy Kreme company stores. If we have any problems supplying these ingredients, our stores’ ability to make doughnuts will be negatively affected. In addition, changes in vendor credit terms or the failure to manage risks associated with ingredient purchases could adversely affect our profitability and liquidity.
      We are the exclusive supplier of doughnut mixes and other key ingredients and flavors to all of our domestic company stores and most of our domestic franchised stores. We supply the doughnut mixes and other key ingredients and flavors principally out of our two mix manufacturing facilities, which are located in Winston-Salem, North Carolina and Effingham, Illinois. Although we have a backup source to manufacture our doughnut mixes in the event of the loss of our Winston-Salem and Effingham plants, these backup facilities do not regularly produce our doughnut mixes. Any interruption of existing or planned production capacity at our manufacturing plants could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices. Certain of our major suppliers tightened credit terms since early 2005. Further changes to credit terms offered to us by our suppliers could adversely affect our liquidity.
      Although we utilize forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect our profitability and liquidity.

We are the only manufacturer of our doughnut-making equipment. If we have any problems producing this equipment, our stores’ ability to make doughnuts will be negatively affected.
      We manufacture our custom doughnut-making equipment in one facility in Winston-Salem, North Carolina. Although we have limited backup sources for the production of our equipment, obtaining new equipment quickly in the event of the loss of our Winston-Salem plant would be difficult and would jeopardize our ability to supply equipment to new stores or new parts for the maintenance of existing equipment in established stores on a timely basis.

We have only one supplier of glaze flavoring, and any interruption in supply could impair our ability to make our signature Hot Original Glazed.
      We are dependent on a sole supplier for our glaze flavoring. Although we are in the process of identifying an alternative source to produce our glaze flavoring, we have not entered into an arrangement with such a source, and any interruption in the distribution from our current supplier could affect our ability to produce our signature Hot Original Glazed.

We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.
      We, as a franchisor, are subject to both regulation by the FTC and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues and KKM&D revenues. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised stores will negatively affect us and our growth strategy more than if we planned to develop additional company stores. Since late 2004, our lack of audited financial statements and other events have prevented us from offering franchises pursuant to an up-to-date registered UFOC. Our lack of an updated registered UFOC will impede our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States.

Off-premises sales represent a significant portion of our sales. The infrastructure necessary to support off-premises sales results in significant fixed and semi-fixed costs. Also, the loss of one of our large wholesale customers could adversely affect our financial condition and results of operations.
      The Company operates a fleet network to support off-premises sales. Declines in off-premises sales without a commensurate reduction in operating expenses, as well as rising fuel costs, may adversely affect our business.
      We have several large wholesale customers. Our top two such customers accounted for approximately 11.4% of total company store sales during fiscal 2005, which excludes consolidated franchisee sales. The loss of one of our large national wholesale customers could adversely affect our results of operations across all business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

Our failure or inability to enforce our trademarks could adversely affect the value of our brands.
      We own certain common law trademark rights in the United States, as well as numerous trademark and service mark registrations in the United States and in other jurisdictions. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. We therefore devote appropriate resources to the protection of our trademarks and proprietary rights and aggressively pursue persons who unlawfully and without our consent use or register our trademarks. The protective actions that we take, however, may not be sufficient, in some jurisdictions, to secure our trademark rights for some of the goods and services that we offer and/or to prevent imitation by others, which could adversely affect the value of our trademarks and service marks.
      With regard to the United States, although we are not aware of anyone else who is using “Krispy Kreme” or “Hot Doughnuts Now” as a trademark or service mark, we are aware that some businesses are using “Krispy” or a phonetic equivalent, such as “Crispie Creme,” as part of a trademark or service mark in connection with retail doughnut stores. In jurisdictions outside the United States, specifically Costa Rica, Guatemala, Indonesia, Nigeria, Peru, the Philippines, Thailand and Venezuela, we are aware that some businesses have registered, used and/or may be using the “Krispy Kreme” trademark (or its phonetic equivalent) in connection with doughnut-related goods and services. There may be similar such uses or registrations of which we are unaware and which could perhaps arise from prior users. These uses and/or registrations could limit our operations and possibly cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property.

We have substantial indebtedness under our senior secured credit facilities that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.
      Our indebtedness for borrowed money as of January 29, 2006 was approximately $135 million, including $119.4 million under our senior secured credit facilities. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flow for as long as the indebtedness is outstanding.
      Our substantial level of indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our use of a substantial portion of our cash flow from operations to make debt service payments under our senior secured credit facilities, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	our level of indebtedness may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our business; and

•	our increased vulnerability to general economic downturns and adverse developments in our industry.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets to meet our debt service payments.

Our senior secured credit facilities impose restrictions and obligations upon us that significantly limit our ability to operate our business, and in the past we have sought and received waivers relating to these restrictions and obligations.
      Our senior secured credit facilities impose financial and other restrictive covenants that limit our ability to plan for and respond to changes in our business. Under our senior secured credit facilities, we are required to meet certain financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are based upon the Company’s fiscal 2007 operating plan which includes, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. In addition, we must comply with covenants which, among other things, limit the incurrence of additional indebtedness, liens, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. Any failure to comply with these covenants could result in an event of default under our senior secured credit facilities.
      We have sought and received waivers of defaults and amendments to covenants from the lenders under our senior secured credit facilities. While we were able to obtain these waivers and amendments, in some cases at a significant additional cost, there is no assurance that we will not have further defaults or that any future defaults will be waived. Such defaults could result in acceleration of all or substantially all of our indebtedness and the loss of earning assets securing our indebtedness.

We currently have substantial ongoing liquidity needs arising from expenditures to professional advisors, and we will require a significant amount of cash to meet these liquidity needs. If these expenditures continue and we cannot generate the required cash, we may not be able to continue to obtain necessary services from our professional advisors and our ability to fund our operations may be significantly impaired.
      We currently rely on numerous professional advisors to provide us with management, accounting and legal services. Fees to these professional advisors incurred since May 2004 have been very significant and we expect them to remain significant for the near future. Our ability to make payments to our professional advisors will depend on our ability to generate cash in the future. Our ability to generate cash depends on many factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to retain all of our professional advisors and to fund our operations. If we are not able to retain all of our professional advisors, we may not be able to obtain the management, accounting and legal services that we currently rely on to operate our business and represent us in the governmental investigations and litigation to which we are subject.
RISKS RELATING TO THE FOOD SERVICE INDUSTRY

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our doughnuts, which would reduce sales and harm our business.
      Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Individual store performance may be adversely affected by traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing stores. Our sales have been and may continue to be affected by changing consumer tastes, such as health or dietary preferences, including the reduction of consumption of food products containing high levels of carbohydrates or trans fats, that cause consumers to avoid doughnuts in favor of foods that are perceived as more healthy. Moreover, because we are primarily dependent on a single product, if consumer demand for doughnuts should decrease, our business would suffer more than if we had a more diversified menu.

The food service industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid our products and result in liabilities.
      Food service businesses can be adversely affected by litigation and by complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. Because one of our competitive strengths is the taste and quality of our doughnuts, adverse publicity relating to food quality or other similar concerns affects us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or as a result of litigation costs regardless of the result.

Our success depends on our ability to compete with many food service businesses.
      We compete with many well-established food service companies. At the retail level, we compete with other doughnut retailers and bakeries, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, take-out food service companies, supermarkets and convenience stores. At the wholesale level, we compete primarily with grocery store bakeries, packaged snack foods and vending machine dispensers of snack foods. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins. Moreover, many of our competitors offer consumers a wider range of products. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react to changes in pricing, marketing and the quick service restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. In addition, the start-up costs associated with retail doughnut and similar food service establishments are not a significant impediment to entry into the retail doughnut business. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs.
RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock has been volatile and may continue to be volatile, and the value of any investment may decline.
      The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock, which is listed on the NYSE. The market price may fluctuate in response to many factors including:

•	The results of the ongoing governmental investigations and civil litigation described under Item 3, “Legal Proceedings;”

•	Changes in general conditions in the economy or the financial markets;

•	Variations in our quarterly operating results or our operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	Changes in financial estimates by securities analysts;

•	Other developments affecting Krispy Kreme, our industry, customers or competitors; and

•	The operating and stock price performance of companies that investors deem comparable to Krispy Kreme.

Our charter, bylaws and shareholder rights agreement contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.
      Our articles of incorporation, bylaws and shareholder rights agreement contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. They may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders’ receiving a premium over the market price for their common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS.
      We received a comment letter from the SEC on August 18, 2004 regarding our Annual Report on Form 10-K for fiscal 2004 and our Form 10-Q for the fiscal quarter ended May 2, 2004. We responded orally and in writing, and we believe that, based upon these communications, with what we have filed as part of this Annual Report on Form 10-K and what we expect to file in future periodic reports with the SEC, we will have adequately addressed the issues raised by the SEC. We can give no assurance, however, that the SEC, upon review of this Annual Report on Form 10-K or any of our future filings, will not take a contrary view or raise new issues.

Item 2.	PROPERTIES.
      Stores. As of January 29, 2006, there were 323 Krispy Kreme factory stores systemwide, of which 128 were company stores (including 15 which were operated by consolidated franchisees), 148 were owned by area developers (including 54 in which we had a minority interest) and 47 were owned by associates. Of the 323 Krispy Kreme factory stores in operation at January 29, 2006, 293 were located in 43 states in the United States, six were located in Australia, seven were located in Canada, four were located in Mexico, six were located in South Korea and seven were located in the United Kingdom.

•	As of January 29, 2006, the majority of our factory stores had on-premises sales, and approximately 306 stores also engaged in off-premises sales.

•	Of the 113 factory stores we operated ourselves as of January 29, 2006, we owned the land and building for 51 stores. We owned the building and leased the land for 52 stores, and leased both the land and building for 10 stores.

•	Of the 15 factory stores operated by consolidated franchisees as of January 29, 2006, we leased both the land and building for seven stores and leased the land and owned the building for eight stores.
      As of January 29, 2006, there were 79 Krispy Kreme satellite stores systemwide, of which five were operated by the Company, including no satellites owned by consolidated franchisees.
      As of January 30, 2005, there were 396 Krispy Kreme factory stores systemwide, of which 175 were company stores (including 51 which were operated by consolidated franchisees), 167 were owned by area developers (including 60 in which we had a minority interest) and 54 were owned by associates. Of the 396 Krispy Kreme factory stores in operation at January 30, 2005, 366 were located in 45 states in the continental United States, five were located in Australia, 14 were located in Canada, four were located in Mexico, two were located in South Korea and five were located in the United Kingdom.

•	As of January 30, 2005, the majority of our factory stores had on-premises sales, and approximately 312 stores also engaged in off-premises sales.

•	Of the 124 factory stores we operated ourselves as of January 30, 2005, we owned the land and building for 56 stores. We owned the building and leased the land for 45 stores and leased both the land and building for 23 stores.

•	Of the 51 factory stores operated by consolidated franchisees as of January 30, 2005, we owned the land and building for one store. We owned the building and leased the land for 39 stores and leased both the land and building for 11 stores.
      As of January 30, 2005, there were 37 Krispy Kreme satellite stores systemwide, of which 10 were operated by the Company, including three satellites owned by consolidated franchisees.

      Set forth below is a table containing certain store information as of the end of fiscal 2004, fiscal 2005 and fiscal 2006. As of February 1, 2004, consolidated franchisees consisted of Freedom Rings and Glazed Investments. As of January 30, 2005, consolidated franchisees consisted of New England Dough, KremeKo, Freedom Rings and Glazed Investments. As of January 29, 2006, consolidated franchisees consisted of Glazed Investments and New England Dough, the latter of which was not operating any stores.

	At February 1,	At January 30,	At January 29,
	2004	2005	2006

By Owner:
Company Stores
Company	129	131	118
Consolidated Franchisees	24	54	15

Total Company Stores	153	185	133
Franchise Stores
Associates	62	59	57
Area Developers	171	189	212

Total Franchise Stores	233	248	269

Total Systemwide	386	433	402

By Type:
Factory Stores
Company	117	124	113
Consolidated Franchisees	24	51	15
Associates	57	54	47
Area Developers	159	167	148

Total Factory Stores	357	396	323
Satellites
Company	12	7	5
Consolidated Franchisees	0	3	0
Associates	5	5	10
Area Developers	12	22	64

Total Satellites	29	37	79

Total Systemwide	386	433	402

By Location:
Domestic Stores
Company	129	131	112
Consolidated Franchisees	24	41	15
Associates	62	59	57
Area Developers	150	165	150

Total Domestic Stores	365	396	334
International Stores
Company	0	0	6
Consolidated Franchisees	0	13	0
Associates	0	0	0
Area Developers	21	24	62

Total International Stores	21	37	68

Total Systemwide	386	433	402

      KKM&D facilities. We own a 143,000 square foot mix manufacturing plant and distribution center in Winston-Salem, North Carolina. Our coffee roasting operation is also located at this facility. We also own a 190,000 square foot mix manufacturing and distribution facility in Effingham, Illinois. We lease a 105,000 square foot facility near Los Angeles, California, which is used as a distribution center, under a lease that expires on May 31, 2008. Additionally, we own a 100,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility and training facility.
      Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 55,000 square feet of this multi-tenant facility under a lease that expires on September 30, 2012, with one five-year renewal option. Under the terms of our lease, the leased space will expand to include approximately 59,000 cumulative square feet in July 2006.

Item 3.	LEGAL PROCEEDINGS.
      From time to time we are subject to claims and suits arising in the course of our business. We maintain customary insurance policies against claims and suits which arise in the course of our business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.
      Except as disclosed below, we are currently not aware of any legal proceedings or claims that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Governmental Investigations
      SEC Investigation. On October 7, 2004, the staff of the SEC advised us that it had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.
      United States Attorney Investigation. On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised us that it would seek to conduct interviews of certain current and former officers and employees of the Company. The Company is cooperating with the investigation.
      Department of Labor Review. On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of ERISA have occurred. The Company is cooperating with the DOL.
      State Franchise/ FTC Inquiry. On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of our financial statements and requested that we provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. Earlier in 2005, we had chosen not to renew our disclosure document in the Registration States because we realized that our financial statements would need to be restated and because we had stopped selling domestic franchises. We are fully cooperating with the inquiry and have delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. We have not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.
Litigation
      Federal Securities Class Actions. On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, 14 follow-on actions have been filed in the same court alleging substantially similar claims. On November 8, 2004 all of these claims were consolidated into one action. Subsequent to the consolidation, plaintiffs filed two amended complaints, the latest of which was filed on May 23, 2005. The complaint now covers investors who purchased the Company’s publicly traded securities between March 8, 2001 and April 18, 2005. The Company filed a motion to dismiss on October 14, 2005, which motion is currently pending. Although the

Company intends to defend itself vigorously, the Company cannot at this time predict the resolution of these actions.
      Shareholder Derivative Actions. Shareholder derivative actions have been filed by persons identifying themselves as Krispy Kreme shareholders and purporting to act on behalf of the Company. A related books and records action was also filed in North Carolina state court.
      Federal Court Shareholder Derivative Actions. Three shareholder derivative actions have been filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.
      The defendants in one or more of these actions include all current and certain former directors of the Company (other than members of the Special Committee and Mr. Brewster), certain current and former officers of the Company, including Messrs. Livengood, Tate and Casstevens, and persons or entities that have sold franchises to the Company. The complaints in these actions allege that the current and former directors and officers of the Company named as defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints seek (i) damages; (ii) rescission of the Company’s acquisitions of certain franchises; (iii) disgorgement of the proceeds from these acquisitions; (iv) other appropriate equitable relief; (v) costs and expenses; and (vi) other relief as may be just and proper.
      In orders dated November 5, 2004, November 24, 2004, April 4, 2005 and June 1, 2005, the court stayed the Wright action pending completion of the investigation of the Special Committee.
      On June 3, 2005, the plaintiffs in the Wright, Blackwell and Andrews actions filed a motion to consolidate the three actions and seeking the naming of lead plaintiffs in the consolidated action. On June 27, 2005, Trudy Nomm, who, like the plaintiffs in the Wright, Blackwell and Andrews actions identifies herself as a Krispy Kreme shareholder, filed a motion to intervene in these derivative actions and to be named lead plaintiff. On July 12, 2005, the Court consolidated the Wright, Blackwell and Andrews shareholder derivative actions under the heading Wright v. Krispy Kreme Doughnuts, Inc., et al. and ordered the plaintiffs to file a consolidated complaint on or before the later of: (a) 45 days after the plaintiffs receive the report of the Special Committee; or (b) 30 days after the Court appoints lead counsel. The defendants are not required to file their answers or motions to dismiss until 45 days following the filing of the consolidated complaint. A consolidated complaint has not yet been filed.
      On August 10, 2005, the Company announced that the Special Committee had completed its investigation. The Special Committee concluded that it was in the best interest of the Company to reject the demands by shareholders that the Company commence litigation against the current and former directors and officers of the Company named in the derivative actions, and to seek dismissal of the shareholder litigation against the outside directors, the sellers of certain franchises and current and former officers other than Scott Livengood, John Tate, and Randy Casstevens. The Special Committee concluded that it would not seek dismissal of shareholder derivative litigation against Messrs. Livengood, Tate and Casstevens.
      On October 21, 2005, the Court granted Ms. Nomm’s motion to intervene. On October 28, 2005, the Court appointed the plaintiffs in the Wright action, Judy Woodall and William Douglas Wright, as co-lead plaintiffs in the consolidated action.
      State Court Shareholder Derivative Actions. Two shareholder derivative actions have been filed in the Superior Court of North Carolina, Forsyth County: Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed November 12, 2004, and Lockwood v. Krispy Kreme Doughnuts, Inc., et al., filed January 21, 2005. On April 26, 2005, those actions were assigned to the North Carolina Business Court. On May 26, 2005, the plaintiffs in these actions voluntarily dismissed these actions in favor of a federal court action they filed on May 25, 2005 (the Andrews action discussed above).

      State Court Books and Records Action. On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene and to serve as lead plaintiff in the federal court actions. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff.
      ERISA Class Action. On March 16, 2005, our wholly-owned subsidiary, KKDC, was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserts claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purport to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in our common stock. Plaintiffs contend that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer our common stock as an investment option and to hold large percentages of the plans’ assets in our common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. The plaintiffs filed an amended complaint on July 1, 2005, asserting the same claims they asserted in their original complaint. The defendants received an extension of time to respond to the amended complaint, and on December 15, 2005, filed a motion to dismiss the amended complaint for failure to state a claim on which relief may be granted. Plaintiffs seek unspecified monetary damages and other relief. The Company believes the allegations in this action are without merit and intends to defend vigorously against these claims.

Franchisee Litigation.
      Lone Star. On May 19, 2005, KKDC was sued by one of our area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before-delivery terms, and referred the matter to the American Arbitration Association for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, we reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment and a de-identification of all former Krispy Kreme locations.
      Sweet Traditions. On July 19, 2005, KKDC was sued by one of our area developers, Sweet Traditions, LLC, and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, KKDC removed the case to the United States District Court for the Southern District of Illinois and on July 27, 2005, the District Court entered an order denying plaintiffs’ motion for preliminary injunction on the basis that their claims had no reasonable likelihood of success on the merits. On November 7, 2005, KKDC filed its answer denying the allegations in the complaint, and on November 11, 2005, at the joint request of the parties, the District Court entered a stay of proceedings pending arbitration. We will vigorously defend against the alleged claims in the arbitration proceeding.

      Great Circle. On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which seeks unspecified damages and injunctive relief, purports to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arise out of and relate to Great Circle’s franchise relationship with the Company. On November 8, 2005, KKDI, KKDC and certain co-defendants filed a petition in the California court for an order compelling arbitration of all of the alleged claims pursuant to mandatory arbitration clauses in Great Circle’s development agreement and franchise agreements. On December 23, 2005, the court entered an order denying the petition to compel arbitration. On January 4, 2006, KKDI and KKDC filed a notice of appeal from the court’s denial of the petition to compel arbitration. Our co-defendants have also filed notices of appeal. The filing of the appeals stays all litigation in the trial court. While we cannot predict how long the appeal process will take or the outcome of the appeal, whether this action proceeds in the California court or is ordered to arbitration, we will continue to defend vigorously against the alleged claims.
      On April 14, 2006, Great Circle filed a demand for arbitration with the American Arbitration Association. Great Circle’s arbitration demand asserts 51 causes of action against KKDI, KKDC and various current and former officers and directors and others, arising out of and relating to Great Circle’s franchise relationship with KKDC. The demand, which asserts many of the same claims brought by Great Circle’s principals on Great Circle’s behalf in the litigation described above, seeks at least $20 million in damages, declaratory relief, accounting and rescission. The case is still in its very early stages and the respondents have not yet responded to the arbitration demand. At this early stage, KKDI and KKDC cannot predict how long the arbitration will take or evaluate the merits or weaknesses of the case. However, KKDI and KKDC intend to defend vigorously against the alleged claims.
      On January 5, 2006, as a result of continuing defaults by Great Circle under its franchise agreements with us, KKDC terminated Great Circle’s franchise licenses and commenced an action in North Carolina state court based on Great Circle’s unauthorized use of the Krispy Kreme trademarks. KKDC sought and obtained a temporary restraining order prohibiting Great Circle and its affiliates from using the Krispy Kreme marks and holding themselves out as a Krispy Kreme franchisee. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and brand fund fees, we reinstated Great Circle’s franchise licenses and resumed product shipments. Great Circle remains indebted to the Company for other amounts due under its franchise agreements, and the Company has reserved its rights to pursue payment of those amounts.
      KremeKo. On January 11, 2006, KKDI, KKDC, two of their former officers and PricewaterhouseCoopers LLP were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former Canadian developer and franchisee, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. On February 24, 2006, KKDI and KKDC filed a petition in the California court for an order compelling arbitration of all of the alleged claims pursuant to mandatory arbitration clauses in the KremeKo shareholders’ agreement and KremeKo’s development agreement and franchise agreements. On the same date, Mr. Fisher filed an amended complaint, which asserts the same claims as in his original complaint. The case is still in its very early stages and defendants have not yet responded to the amended complaint. At this early stage, KKDI and KKDC cannot predict how long the litigation will take or evaluate the merits or weaknesses of the case. However, KKDI and KKDC intend to defend vigorously against the alleged claims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
      Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the fiscal periods shown.

	High	Low

Year Ended February 1, 2004:
First Quarter	$35.36	$26.42
Second Quarter	45.77	30.20
Third Quarter	49.74	37.50
Fourth Quarter	44.54	35.00
Year Ended January 30, 2005:
First Quarter	$39.99	$32.38
Second Quarter	32.70	15.08
Third Quarter	15.95	10.36
Fourth Quarter	12.95	8.51
Year Ended January 29, 2006:
First Quarter	$9.40	$5.05
Second Quarter	8.79	5.77
Third Quarter	7.89	3.91
Fourth Quarter	6.20	3.35
Holders
      As of March 31, 2006, there were approximately 13,994 shareholders of record of our common stock.
Dividends
      We did not pay any dividends in fiscal 2004, 2005 or 2006. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our senior secured credit facilities prohibit the payment of dividends on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information required by Item 201(d) of Regulation S-K is provided under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.
Recent Sales of Unregistered Securities
      Effective October 27, 2003, we acquired the rights to certain franchise markets in Michigan, as well as the related assets, which included five stores, from a franchisee in a transaction in which we issued 443,917 shares of common stock valued at approximately $18,540,000 and a contingent promissory note settled in January 2004 for $11,286,000. The issuance of our shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act, as it did not involve a public offering.
      Effective June 16, 2002, we acquired the rights to the Akron, Ohio market, as well as the related assets, from an associate franchisee. Effective June 30, 2002, we acquired the rights to the Toledo, Ohio market, as well as the related assets, from an area developer. Effective November 4, 2002, we acquired the rights to the Destin, Florida and Pensacola, Florida markets, as well as the related assets, from an associate. The total purchase price for these acquisitions was $10,948,000, consisting of cash of $2,221,000 and approximately 241,000 shares of common stock, valued at $8,727,000. Each issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act, as it did not involve a public offering.
      Effective August 22, 2002, we acquired an additional 44.4% interest in Glazed Investments, an area developer with the rights to develop Krispy Kreme stores in markets in Colorado, Minnesota and Wisconsin. The total consideration paid was $23,048,000, consisting of cash of $800,000 and approximately 596,000 shares of stock, valued at $22,248,000. In connection with the acquisition, we also acquired a note receivable, payable by Glazed Investments, with a principal amount of $3,015,000 plus accrued interest of $111,000. The issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act, as it did not involve a public offering.
Purchases of Equity Securities
      No purchases were made by or on behalf of the Company of its equity securities in fiscal 2005 or fiscal 2006.

Item 6.	SELECTED FINANCIAL DATA.
      Selected financial data derived from the Company’s consolidated financial statements for fiscal 2003, 2004 and 2005, and derived from the Company’s books and records for fiscal 2001 and 2002, are set forth in the following table. Financial data as of the end of and for fiscal 2001 through 2004 have been restated as discussed below. Fiscal 2002 contained 53 weeks.
      The consolidated financial statements include, for the period indicated, the accounts of certain franchisees in which Krispy Kreme has a controlling interest, or whose financial statements the Company otherwise is required to consolidate for financial reporting purposes: Freedom Rings, LLC, the area developer in Eastern Pennsylvania, Delaware and Southern New Jersey, since its inception in March 2001; Golden Gate Doughnuts, LLC, the area developer in Northern California, for all periods presented; Glazed Investments, LLC, the area developer in Colorado, Minnesota and Wisconsin, for periods subsequent to August 22, 2002, the date on which Krispy Kreme acquired a controlling interest in this area developer; and New England Dough, LLC and KremeKo, Inc. effective May 2, 2004, the date as of which the Company adopted the provisions of FIN 46(R) (see Note 1 to our consolidated financial statements contained elsewhere herein). Krispy Kreme acquired the minority interest in Golden Gate Doughnuts, LLC effective January 30, 2004.
      The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements contained elsewhere herein. All references to per share amounts and number of shares in the selected financial data have been adjusted to give effect to stock splits.

	Year Ended

	Jan. 28,	Feb. 3,	Feb. 2,	Feb. 1,	Jan. 30,
	2001	2002	2003	2004	2005

	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$300,729	$394,241	$490,728	$649,345	$707,766
Operating expenses:
Direct operating expenses	249,475	317,571	380,644	493,650	597,110
General and administrative expenses	20,981	28,330	30,073	45,230	56,472
Depreciation and amortization expense	7,856	9,646	14,675	22,309	31,934
Impairment charges and lease termination costs	—	—	—	—	161,847
Arbitration award	—	—	9,075	(525)	—

Operating income (loss)	22,417	38,694	56,261	88,681	(139,597)
Net interest income (expense)	1,459	2,480	75	(3,603)	(6,100)
Equity in losses of equity method franchisees	(706)	(617)	(2,088)	(2,242)	(1,622)
Minority interests in results of consolidated franchisees	(627)	(1,004)	(2,187)	(1,898)	6,249
Other income (expense), net	(320)	(585)	(1,284)	2,053	(6,310)

Income (loss) from continuing operations before income taxes	22,223	38,968	50,777	82,991	(147,380)
Provision for income taxes	8,441	14,755	19,719	33,146	9,674

Income (loss) from continuing operations	$13,782	$24,213	$31,058	$49,845	$(157,054)

	Year Ended

	Jan. 28,	Feb. 3,	Feb. 2,	Feb. 1,	Jan. 30,
	2001	2002	2003	2004	2005

	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share and number of stores data)
Income (loss) from continuing operations per common share:
Basic	$.28	$.45	$.56	$.84	$(2.55)
Diluted	.26	.41	.52	.80	(2.55)
OPERATING DATA (UNAUDITED):
Number of factory stores at end of year:
Company	63	75	99	141	175
Franchise	111	143	177	216	221

Systemwide	174	218	276	357	396

BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$27,806	$46,847	$78,318	$78,821	$1,728
Total assets	175,050	258,341	413,619	656,603	480,278
Long-term debt, less current maturities	3,505	4,643	55,564	137,114	90,950
Total shareholders’ equity	122,387	182,210	265,439	436,409	240,943
      The data set forth above have been restated as necessary to give effect to the restatement adjustments described in Note 2 to our consolidated financial statements. The effects of the restatement adjustments on the Company’s results of operations for fiscal 2003 and 2004 are set forth in Note 2 to our consolidated financial statements, and the effects of the restatement adjustments on the results of operations for fiscal 2001 and 2002 are set forth in the table below.

	Year Ended		Year Ended
	Jan. 28, 2001		Feb. 3, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Revenues	$300,715	$300,729	$394,354	$394,241
Direct operating expenses	250,690	249,475	316,946	317,571
General and administrative expenses	20,061	20,981	27,562	28,330
Depreciation and amortization expense	6,457	7,856	7,959	9,646

Operating income	23,507	22,417	41,887	38,694
Net interest income	1,718	1,459	2,643	2,480
Equity in losses of equity method franchisees	(706)	(706)	(602)	(617)
Minority interests in results of consolidated franchisees	(716)	(627)	(1,147)	(1,004)
Other (expense), net	(20)	(320)	(235)	(585)

Income from continuing operations before income taxes	23,783	22,223	42,546	38,968
Provision for income taxes	9,058	8,441	16,168	14,755

Income from continuing operations	$14,725	$13,782	$26,378	$24,213

Income from continuing operations per common share:
Basic	$0.30	$0.28	$0.49	$0.45
Diluted	$0.27	$0.26	$0.45	$0.41

      The restatement adjustments affected revenues, operating income and income from continuing operations for fiscal 2001 and 2002 as shown in the following table:

					Income from
	Revenues		Operating Income		Continuing Operations
	Year Ended		Year Ended		Year Ended

	Jan. 28,	Feb. 3,	Jan. 28,	Feb. 3,	Jan. 28,	Feb. 3,
	2001	2002	2001	2002	2001	2002

	(In thousands)
As originally reported	$300,715	$394,354	$23,507	$41,887	$14,725	$26,378

Restatement adjustments:
Revenue recognition on equipment sales	136	98	51	17	31	10
Lease and depreciation accounting	—	—	(680)	(981)	(411)	(594)
Commodity futures contracts	—	—	(20)	(21)	(12)	(13)
Intercompany profit on sales of equipment	—	—	(54)	(809)	(33)	(490)
Vacation pay	—	—	(425)	(480)	(257)	(291)
Elimination of initial franchise fees charged to equity method franchisees	—	(98)	—	(98)	—	(59)
Capitalized trademark costs	—	—	—	(205)	—	(124)
Charitable contributions	—	—	(530)	6	(321)	4
Contingent proceeds related to sale of franchise	—	—	—	—	(182)	(212)
Other adjustments	(122)	(113)	568	(622)	242	(396)

Total adjustments	14	(113)	(1,090)	(3,193)	(943)	(2,165)

As restated	$300,729	$394,241	$22,417	$38,694	$13,782	$24,213

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes thereto appearing elsewhere herein. All references to per share amounts and any other reference to shares have been adjusted as necessary to give effect to stock splits. Financial information for fiscal 2003 and 2004 reflects the restatement adjustments described in Note 2 to our consolidated financial statements.
      During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. Systemwide and Company average weekly sales per factory store (which includes sales through satellites) decreased approximately 13.9% and 19.7%, respectively, in fiscal 2005 compared to fiscal 2004. The lower Company average weekly sales per factory store had a disproportionately higher adverse impact on Company Store profitability due to the significant fixed or semi-fixed costs inherent in our stores. In response to the declining sales momentum, we closed certain unprofitable stores. In fiscal 2005, lower sales to franchisees adversely affected the KKM&D segment and lower franchise store sales adversely impacted the Franchise Operations segment. Certain franchisees experienced financial difficulties and, as a result, we deemed certain franchise receivables to be uncollectible and recorded bad debt expense of approximately $10.2 million in fiscal 2005. We also recorded impairment charges and lease termination costs of $161.8 million in fiscal 2005 income from continuing operations principally related to goodwill impairment The Company was also significantly impacted by the substantial costs associated with the legal and regulatory matters discussed in Items 1 and 3 of this Annual Report. During fiscal 2006, the Company experienced declining sales and the costs associated with the legal and regulatory matters increased. Our restructuring activities, including store closures and franchise restructurings, continued into fiscal 2006 and fiscal 2007.
Company Overview and Industry Outlook
      Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where we make and sell over 20 varieties of high-quality doughnuts, including our Hot Original Glazed. Each of our traditional factory stores has a full doughnut-making production line and the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly impacted by doughnut production volume and sales. Our factory stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell our products for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts primarily on a branded basis to a variety of retail customers, such as supermarkets, convenience stores, mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. In addition, we have recently begun selling branded packaged coffee and other products to select supermarkets and mass merchants.
      In addition to our stores, we are vertically integrated. We believe our vertical integration helps us to maintain the consistency and quality of our products throughout our system. In addition, through vertical integration, we can utilize volume-buying power, which we believe helps lower the cost of supplies to our stores and enhances our profitability. Our Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and coffee and manufactures our doughnut-making equipment, which all factory stores are required to purchase. Additionally, this business unit operates three distribution centers that are capable of supplying our domestic stores and certain of our international stores with key supplies. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.
      One of our focus areas has been improving our beverage program to complement our doughnut offering. Through an acquisition in fiscal 2002, we acquired significant coffee roasting expertise. We have since formulated and have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors and both coffee-based and noncoffee-based frozen drinks.
      We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers, have the highest production capabilities of our factory stores. As of January 30, 2005, there were 22 commissaries systemwide, 12 of which were owned by the Company, including three commissaries owned by consolidated franchisees. As of January 29, 2006, there were 11 commissaries systemwide, five of which were owned by the Company. Our other factory stores generally engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the particular capacity of the store. We are developing a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.
      Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven formats. Tunnel oven stores contain heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks are locations that do not contain heating technology. In each of these formats, we typically sell fresh doughnuts, beverages and Krispy Kreme collectibles, and the doughnuts are supplied by nearby factory stores. Each of these formats requires less space than our traditional factory store. We began our tests of the fresh shop concept during fiscal 2004 and our tests of the tunnel oven and kiosk formats in fiscal 2005. As of January 30, 2005, 25 fresh shops, no tunnel ovens and four kiosks were open and as of January 29, 2006, 33 fresh shops, 33 tunnel ovens and 10 kiosks were open. We continue to view the fresh shop, tunnel oven and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings. During fiscal 2002, we also introduced a satellite store concept, the “doughnut and coffee shop,” or DCS, which featured first-generation heating technology. The majority of DCS stores that we opened were subsequently closed due to the financial performance of these stores and the development of the tunnel oven technology, and we do not expect to open any new stores using the DCS format. As of January 29, 2006, we had three DCS stores in operation.
      As of January 30, 2005, there were 396 Krispy Kreme factory stores, consisting of 175 company stores (including 51 which were consolidated franchisee stores), 167 Area Developer franchise stores (including 60 owned by franchisees in which we had a minority equity interest) and 54 Associate franchise stores. During fiscal 2005, we closed 14 underperforming company factory stores, including six stores owned by consolidated franchisees. In fiscal 2006, we closed an additional 49 company stores, including 26 stores owned by consolidated franchisees. As of January 29, 2006, there were 323 Krispy Kreme factory stores, consisting of 128 company stores (including 15 which were consolidated franchisee stores), 148 Area Developer franchise stores (including 54 owned by franchisees in which we had a minority equity interest) and 47 Associate franchise stores. As we work to stabilize our operations and to refine our store format for new domestic factory stores, we do not expect that we or our franchisees will open a significant number of domestic stores in the near future.
      We are developing the capabilities and infrastructure necessary to support our expansion outside the United States. As of January 30, 2005, there were a total of 37 Krispy Kreme stores operated internationally, which were located in Australia, Canada, Mexico, South Korea and the United Kingdom. As of January 30, 2005, all of these stores were owned and operated by franchisees in which we had an equity interest except for those in South Korea. As of January 30, 2005, of the 26 stores operated by franchisees in which we had an equity interest, consolidated franchisees operated 13 stores and those in which we had a minority interest operated 13 stores. In fiscal 2005, 22 new international stores were opened, and six international stores were closed. In fiscal 2006, 39 new international stores were opened, and eight international stores were closed, resulting in a total of 68 international stores as of January 29, 2006. We do not currently expect to own equity interests in any international area developers formed in the future. Based on our continued research and experience with our international stores, we are focusing international development efforts primarily on opportunities in potential markets in Asia, the Middle East and Western Europe.
      As we expand our Krispy Kreme business, we will incur infrastructure costs in the form of additional personnel to support the expansion and additional facilities costs to provide mixes, equipment and other items necessary to operate the various new stores. In the course of building this infrastructure, we may incur unplanned costs which could negatively impact our operating results.
      The domestic doughnut market is comprised of several sales channels including retail, grocery store packaged, in-store bakeries within grocery stores, convenience stores, business and institutional, fundraising and vending. Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data is available. We believe that the overall doughnut market in the United States grew in the years following our initial public offering partially as a function of our growth. During fiscal 2005, doughnuts sales in the retail channel were favorably impacted by growth of national chains, primarily other than Krispy Kreme. Information Resources, Inc. (“IRI”) data indicate that packaged doughnut sales through domestic grocery stores decreased during fiscal 2005. We believe that industry sales through the in-store bakery channel also decreased during fiscal 2005.
      To intensify our focus on our core business, we elected, in the first quarter of fiscal 2005, to divest the existing Montana Mills Bread Co., Inc. (“Montana Mills”) operations. We completed the acquisition of Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003. During fiscal 2005, we closed 12 Montana Mills locations and completed the sale of its remaining assets, including stores in operation, in November 2004. See further discussion in Note 24 to our consolidated financial statements.
Results of Operations
      To facilitate an understanding of the results of operations for each period presented, we have included a general overview along with an analysis of business segment results of operations. In addition to this analysis and the discussion below under “— Critical Accounting Policies,” refer to Note 1 to our consolidated financial statements. A guide to the discussion for each period is presented below.
      Overview. The discussion of our operating results below includes a discussion of our consolidated operating results, as well as a discussion of our systemwide sales, which is a non-GAAP financial measure. Systemwide sales include the sales by both our company and franchised stores. We believe systemwide sales data is significant because it shows the overall penetration of the Krispy Kreme brand, consumer demand for our products and the correlation between systemwide sales and our total revenues. Our financial statements appearing elsewhere in this report include sales by our company stores, including the sales by consolidated franchisees’ stores, sales to non-consolidated franchisees of our KKM&D business segment, and royalties and fees received from our franchisees, but exclude the sales by our franchised stores.
      Segment results. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable segments. A description of each of the segments follows. We reported the results of operations of Montana Mills as a separate segment subsequent to our acquisition of that business in April 2003. As a result of our decision to divest the Montana Mills business, as discussed above and in Note 24 to our consolidated financial statements, the results of operations of Montana Mills for the current and prior periods are included in discontinued operations.

•	Company Stores. Represents the results of stores owned by the Company and by consolidated franchisees. These stores make and sell doughnuts and complementary products through the sales channels described above under “— Company Overview and Industry Outlook.” Expenses for this business segment include store level expenses along with direct general and administrative expenses. For additional information about the consolidated franchisees, see Note 19 to our consolidated financial statements.

•	Franchise. Represents the results of our franchise programs. We have two franchise programs: the associate program, which is our original franchising program developed in the 1940s, and the area developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on- premises sales and 1.0% of all other sales. Area developers pay royalties of 4.5% to 6.0% of all sales and one-time development and franchise fees ranging from $20,000 to $50,000 per store. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers are required to contribute varying percentages of their sales to the Brand Fund. Some associates contribute 1.0% of their sales to the Brand Fund. Expenses for this business segment include costs incurred to recruit new franchisees, costs to open, monitor and aid in the performance of these stores and direct general and administrative expenses.

•	KKM&D. Represents the results of our KKM&D business unit. This business unit buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all of our factory stores are required to purchase. This business unit also includes our coffee roasting operation, which supplies our drip coffee product to our stores. The KKM&D business unit also purchases and sells key supplies, including mixes, other food ingredients, juices, signage, display cases, uniforms and other items. All intersegment transactions between KKM&D and Company Stores have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

      This section includes a discussion of significant line items not discussed in the overview or segment discussions, including general and administrative expenses (which include special professional fees related to the internal and external investigations and litigation described above), depreciation and amortization expenses, impairment charges and lease termination costs, the arbitration award, interest income, interest expense, equity in losses of equity method franchisees, minority interests in results of consolidated franchisees and the provision for income taxes.
      The following table presents our operating results for fiscal 2003, 2004 and 2005 expressed as a percentage of total revenues.

	Year Ended

	FEB. 2,	FEB. 1,	JAN. 30,
	2003	2004	2005

	(restated)	(restated)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	77.6	76.0	84.4
General and administrative expenses	6.1	7.0	8.0
Depreciation and amortization expenses	3.0	3.4	4.5
Impairment charges and lease termination costs	—	—	22.8
Arbitration award	1.9	(0.1)	—

Operating income (loss)	11.4	13.7	(19.7)
Interest and other expense, net	1.1	0.9	1.1

Income (loss) from continuing operations before income taxes	10.3	12.8	(20.8)
Provision for income taxes	4.0	5.1	1.4

Income (loss) from continuing operations	6.3%	7.7%	(22.2)%

      The table below presents business segment revenues and direct operating expenses expressed in dollars. KKM&D revenues are net of intersegment sales eliminated in consolidation. See Note 18 to the consolidated financial statements appearing under Item 8, “Financial Statements and Supplementary Data,” for a discussion of our reportable business segments. Direct operating expenses exclude depreciation and amortization expense, indirect (unallocated) general and administrative expenses, impairment charges and lease termination costs and the arbitration award. Direct general and administrative expenses are included in direct operating expenses.

	Year Ended

	FEB. 2,	FEB. 1,	JAN. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$319,886	$441,707	$508,100
Franchise	19,156	23,506	24,720
KKM&D	151,686	184,132	174,946

Total revenues	$490,728	$649,345	$707,766

DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$276,823	$381,642	$469,868
Franchise	4,876	4,631	8,006
KKM&D	98,945	107,377	119,236

Total direct operating expenses	$380,644	$493,650	$597,110

      The following table presents business segment revenues expressed as a percentage of total revenues, and business segment direct operating expenses expressed as a percentage of applicable business segment revenues. Direct operating expenses exclude depreciation and amortization expense, indirect (unallocated) general and administrative expenses, impairment charges and lease termination costs and the arbitration award. Direct general and administrative expenses are included in direct operating expenses.

	Year Ended

	FEB. 2,	FEB. 1,	JAN. 30,
	2003	2004	2005

	(restated)	(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	65.2%	68.0%	71.8%
Franchise	3.9	3.6	3.5
KKM&D	30.9	28.4	24.7

Total revenues	100.0%	100.0%	100.0%

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	86.5%	86.4%	92.5%
Franchise	25.5%	19.7%	32.4%
KKM&D	65.2%	58.3%	68.2%
Total direct operating expenses	77.6%	76.0%	84.4%

      To facilitate an understanding of our operating results, data on the number of factory stores appears in the table below. The factory store counts include commissaries but exclude satellite stores. Transferred stores represent stores sold between the Company and franchisees and, in fiscal 2005, stores operated by New England Dough and KremeKo, the financial statements of each of which were consolidated with those of the Company effective May 2, 2004 (the end of the first quarter of fiscal 2005).

	COMPANY	FRANCHISE	TOTAL

FEBRUARY 3, 2002	75	143	218
Opened	14	49	63
Closed	(3)	(2)	(5)
Transferred	13	(13)	—

FEBRUARY 2, 2003	99	177	276
Opened	28	58	86
Closed	(2)	(3)	(5)
Transferred	16	(16)	—

FEBRUARY 1, 2004	141	216	357
Opened	24	36	60
Closed	(14)	(7)	(21)
Transferred	24	(24)	—

JANUARY 30, 2005	175	221	396
Opened	3	13	16
Closed	(49)	(40)	(89)
Transferred	(1)	1	—

JANUARY 29, 2006	128	195	323

      Company factory stores include factory stores operated by consolidated franchisees. As of January 30, 2005 and January 29, 2006, consolidated franchisees operated 51 and 15 factory stores, respectively.

      The table below presents average weekly sales per factory store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represents the aggregate number of weeks in a particular fiscal year that factory stores or all stores were in operation.

	Year Ended

	FEB. 2, 2003	FEB. 1, 2004	JAN. 30, 2005

	(In thousands, except operating weeks)
Average weekly sales per factory store(1):
Company	$75.4	$72.5	$58.2
Systemwide	$65.5	$63.6	$54.7
Factory Store Operating Weeks:
Company	4,208	6,005	8,602
Systemwide	11,904	15,400	19,415
Average weekly sales per store(1):
Company	$71.6	$68.7	$55.1
Systemwide	$62.5	$59.9	$50.5
Store Operating Weeks:
Company	4,430	6,337	9,099
Systemwide	12,474	16,328	21,033

(1)	Excludes intersystem sales between company and franchised stores.
FISCAL 2005 COMPARED WITH FISCAL 2004

Overview
      Systemwide sales for fiscal 2005 increased 8.5% compared to fiscal 2004. This increase was primarily attributable to a 10.9% increase in systemwide factory stores to 396 at the end of fiscal 2005 from 357 at the end of fiscal 2004 as well as the full year impact of factory stores opened in fiscal 2004. The systemwide sales increase reflects a 15.0% increase in Company Store sales and a 3.3% increase in franchise store sales. During fiscal 2005, 24 new company factory stores and 36 new franchise factory stores were opened and 14 company factory stores and seven franchise factory stores were closed, for a net increase of 39 factory stores. Additionally, 24 area developer franchise stores became company stores as a result of the consolidation of KremeKo and New England Dough pursuant to FIN 46(R) as explained more fully in Note 1 to our consolidated financial statements. As a result, the total number of factory stores at the end of fiscal 2005 was 396, consisting of 175 company stores (including 51 which are owned by consolidated franchisees), 167 area developer franchise stores (including 60 owned by franchisees in which we have an equity interest) and 54 associate franchise stores.
      Total revenues increased 9.0% to $707.8 million in fiscal 2005 from $649.3 million in fiscal 2004. This increase was comprised of a 15.0% increase in Company Stores revenues to $508.1 million and a 5.2% increase in Franchise revenues to $24.7 million partially offset by a 5.0% decrease in KKM&D revenues to $174.9 million.
      Income (loss) from continuing operations decreased significantly to a $157.1 million loss for fiscal 2005 from $49.8 million of income in fiscal 2004. This decrease was primarily attributable to an approximately $161.8 million of pre-tax impairment charges and lease termination costs as well as higher operating expenses.

Company Stores
      Company Stores Revenues. Company Stores revenues increased 15.0% to $508.1 million from $441.7 million in fiscal 2004. The revenue growth was primarily due to the consolidation of KremeKo and New England Dough pursuant to adoption of FIN 46(R) and the full year impact of sales related to the stores acquired from franchisees in the Texas, Louisiana and Michigan markets, which acquisitions occurred during fiscal 2004. Revenues also increased principally as a result of the net opening of 10 new company factory stores (24 openings less 14 closures) during fiscal 2005 as well as the full year impact of sales related to factory stores opened during fiscal 2004, offset by lower average weekly sales per factory store at existing stores. Within the off-premises sales channel, the Company served a greater number of wholesale customers’ locations, but sales per customer location declined. On-premises sales increased due to the higher number of factory stores in fiscal 2005 compared to fiscal 2004, offset by lower average weekly sales per factory store.
      Company Stores Direct Operating Expenses. Company Stores direct operating expenses, which exclude depreciation and amortization expense, increased to $469.9 million in fiscal 2005 from $381.6 million in fiscal 2004, representing a 23.1% increase. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 92.5% in fiscal 2005 from 86.4% in fiscal 2004. The increase in Company Stores direct operating expenses as a percentage of revenues was due primarily to operating inefficiencies generated by lower average weekly sales per store as well as the consolidation of KremeKo and New England Dough, which generated lower margins than the Company’s other operations.

Franchise
      Franchise Revenues. Franchise revenues, consisting of franchise fees and royalties, increased 5.2% to $24.7 million in fiscal 2005 from $23.5 million in fiscal 2004. The growth in revenue was primarily due to the franchise fees and royalties associated with 36 new franchise factory stores opened in fiscal 2005 and royalties associated with the full year impact of the 58 new franchise stores opened in fiscal 2004, partially offset by the impact of seven franchise factory store closings, the transfer of 24 factory stores from Franchise to Company Stores as a result of the adoption of FIN 46(R) and lower average weekly sales per store in fiscal 2005. Sales of franchised stores, as reported by our franchisees, were $561.3 million in fiscal 2005 and $543.2 million in fiscal 2004.
      Franchise Direct Operating Expenses. Franchise direct operating expenses, which exclude depreciation and amortization expense, increased 72.9% to $8.0 million in fiscal 2005 from $4.6 million in fiscal 2004. Franchise direct operating expenses include costs to recruit new franchisees, costs to open, monitor and aid in the performance of franchise stores and direct general and administrative expenses. As a percentage of Franchise revenues, Franchise direct operating expenses increased significantly to 32.4% in fiscal 2005 from 19.7% in fiscal 2004. The increase in Franchise direct operating expenses as a percentage of revenues is primarily the result of increased employee-related and other corporate expenses allocated to the segment in fiscal 2005.

KKM&D
      KKM&D Revenues. KKM&D sales to franchise stores decreased 5.0% to $174.9 million in fiscal 2005 from $184.1 million in fiscal 2004. The primary reason for the decrease in revenues was the opening of fewer franchise factory stores in fiscal 2005 versus fiscal 2004, which resulted in lower equipment sales. In fiscal 2005, franchisees opened 36 new factory stores compared to 58 in fiscal 2004. Lower sales per franchise store, principally through the on-premises sales channel, also resulted in decreased revenues for KKM&D from sales of mixes, sugar, shortening, coffee and other supplies.
      KKM&D Direct Operating Expenses. KKM&D direct operating expenses, which exclude depreciation and amortization expense, increased 11.0% to $119.2 million in fiscal 2005 from $107.4 million in fiscal 2004. KKM&D direct operating expenses as a percentage of KKM&D revenues were 68.2% in fiscal 2005 compared with 58.3% in fiscal 2004. The increase in KKM&D direct operating expenses as a percentage of revenues was due primarily to provisions for bad debts related to certain franchisee receivables. The majority of bad debt expense was recorded in the fourth quarter of fiscal 2005.

Other
      General and Administrative Expenses. General and administrative expenses increased to $56.5 million, or 8.0% of total revenues, in fiscal 2005 from $45.2 million, or 7.0% of total revenues, in fiscal 2004. The fiscal 2005 amount includes approximately $8.8 million of special professional fees related to the internal and external investigations and litigation described above. The fiscal 2004 amount includes $4.4 million of compensation expense recorded in the fourth quarter paid to former owners of acquired franchises related to those former owners’ employment with the Company, and $1.9 million of expense recorded in the fourth quarter which was related to payments to another former owner of an acquired franchise. These charges are discussed more fully in Note 2 to the consolidated financial statements. Exclusive of these charges, general and administrative expenses for fiscal 2004 were 6.0% of total revenues.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased to $31.9 million, or 4.5% of total revenues, in fiscal 2005 from $22.3 million, or 3.4% of total revenues, in fiscal 2004. The growth in depreciation and amortization expense is due primarily to depreciation expense associated with increased capital asset additions, primarily related to the opening of new company stores, including those opened by consolidated franchisees. The increase also was attributable to the full year effect of stores acquired from area developer and associate franchisees in fiscal 2004 and the consolidation of KremeKo and New England Dough pursuant to FIN 46(R) beginning May 2, 2004.
      Impairment Charges and Lease Termination Costs. As discussed further in Notes 1 and 14 to the consolidated financial statements, the Company recorded impairment charges and lease termination costs of $161.8 million in fiscal 2005. The fiscal 2005 charges included the impairment of goodwill of $131.6 million. In fiscal 2005, the Company also incurred asset impairment and lease termination costs primarily related to the closure of 14 factory stores and 11 satellites during the year.
      Arbitration Award. As discussed further in Note 13 to the consolidated financial statements, in fiscal 2003 the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8.6 million and reversed the remaining $525,000 accrual in the first quarter of fiscal 2004.
      Interest Income. Interest income was $775,000 in fiscal 2005 compared with $906,000 in fiscal 2004. This decrease results from generally lower average invested balances and a reduction in rates of interest earned on excess cash invested during fiscal 2005.
      Interest Expense. Interest expense increased to $6.9 million in fiscal 2005 from $4.5 million in fiscal 2004. This increase was primarily attributable to higher average debt balances during fiscal 2005, partially offset by lower average rates.
      Equity in Losses of Equity Method Franchisees. Equity in losses of equity method franchisees decreased to $1.6 million in fiscal 2005 from $2.2 million in fiscal 2004. This item represents the Company’s share of operating results associated with investments in unconsolidated franchisees which develop and operate Krispy Kreme stores. This decrease was primarily attributable to the consolidation of KremeKo effective as of the end of the first quarter of fiscal 2005. At January 30, 2005, there were 60 factory stores operated by equity method franchisees, compared to 66 factory stores at February 1, 2004.
      Minority Interests in Results of Consolidated Franchisees. The net minority interest in the earnings of consolidated franchisees decreased to $(6.2) million in fiscal 2005 from $1.9 million in fiscal 2004. For fiscal 2004, this caption includes the minority owners’ share of the results of operations of Freedom Rings, Glazed Investments and Golden Gate Doughnuts, LLC (“Golden Gate”). As of the end of fiscal 2004, the Company acquired the remaining minority interest in Golden Gate and, thus, there is no minority interest related to Golden Gate included in the fiscal 2005 results. In addition, as a result of the Company’s consolidation, effective as of the end of the first quarter of fiscal 2005, of KremeKo and New England Dough, this caption also reflects the minority owners’ share of the results of operations of KremeKo and New England Dough for periods subsequent to the Company’s consolidation.

      Provision for Income Taxes. The provision for income taxes on continuing operations was $9.7 million in fiscal 2005. The income tax provision for the year consists principally of a valuation allowance recorded in fiscal 2005 with respect to the Company’s net deferred income tax asset as of February 1, 2004. The Company also recorded a valuation allowance for the additional net deferred income tax assets arising during fiscal 2005, which resulted in the Company recognizing no income tax benefit on the loss resulting from fiscal 2005 operations. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 30, 2005 and the fact that the Company incurred a loss in its fiscal year ended January 29, 2006, that realization of the net deferred income tax asset was more likely than not. The provision for income taxes on continuing operations in fiscal 2004 approximated 40% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes and foreign losses for which no income tax benefit has been recorded.
      Income (Loss) from Continuing Operations. Income (loss) from continuing operations decreased significantly to a $157.1 million loss for fiscal 2005 from income of $49.8 million in fiscal 2004.
FISCAL 2004 COMPARED WITH FISCAL 2003

Overview
      Systemwide sales for fiscal 2004 increased 26.0% compared to the prior year. This increase is primarily the result of a 38.1% increase in Company Store sales from $319.9 million to $441.7 million, resulting primarily from sales from new stores opened during the fiscal year and sales of stores in acquired markets. During fiscal 2004, 28 new Company factory stores and 58 new franchise factory stores were opened and two Company factory stores and three franchise factory stores were closed, for a net increase of 81 factory stores. Additionally, eleven area developer and six associate franchise stores became company stores as a result of the Company’s acquisition of franchise markets in Kansas, Missouri, Texas, Louisiana, Virginia and Michigan, and one company and two associate franchise stores became area developer franchise stores as a result of the acquisition of these stores by an area developer franchisee. As a result, the total number of factory stores at the end of fiscal 2004 was 357, consisting of 141 company stores (including 24 which are owned by consolidated franchisees), 159 area developer franchise stores (including 66 in which we have an equity interest) and 57 associate franchise stores. We believe continued increased brand awareness and increased off-premises sales, as well as selected price increases, also contributed to the increase in systemwide sales.
      Total Company revenues increased 32.3% to $649.3 million in fiscal 2004 compared with $490.7 million in fiscal 2003. This increase was comprised of increases in Company Stores revenues of 38.1% to $441.7 million, Franchise revenues of 22.7% to $23.5 million and KKM&D revenues of 21.4% to $184.1 million.
      Income from continuing operations for fiscal 2004 was $49.8 million compared to $31.1 million in fiscal 2003, an increase of 60.5%. Income from continuing operations per share diluted was $0.80, an increase of 53.8% over the prior year.

Company Stores
      Company Stores Revenues. Company Stores revenues increased to $441.7 million in fiscal 2004 from $319.9 million in fiscal 2003, an increase of 38.1%. The revenue growth was primarily due to strong growth in sales from both our on-premises and off-premises sales channels. On-premises sales grew principally as a result of the opening of 28 new Company stores during fiscal 2004, as well as due to the introduction of new products (including featured doughnut varieties) and our continued increase in brand awareness due in part to the expansion of our off-premises sales programs. Retail price increases implemented in the fall of fiscal 2003 and early in fiscal 2004 also increased on-premises sales. Off-premises sales grew primarily as a result of the addition of several new convenience and grocery store customers as well as the expansion of the number of locations served in our existing customer base. Both on-premises and off-premises sales were positively affected by the sales of the franchise stores acquired from the area developer and associate franchisees in Kansas, Missouri, Texas, Louisiana and Michigan markets, as well as by the sales of the stores operated by Glazed Investments. In August 2002, the Company acquired a controlling interest in this franchisee and, as a result, the revenues of this franchisee have been consolidated with the Company Stores revenues for periods subsequent to the acquisition.
      Company Stores Direct Operating Expenses. Company Stores direct operating expenses, which exclude depreciation and amortization expense, increased 37.9% to $381.6 million in fiscal 2004 from $276.8 million in fiscal 2003. Company Stores direct operating expenses as a percentage of Company Stores revenues were 86.4% in fiscal 2004 compared with 86.6% in the prior year. The decrease in Company Stores direct operating expenses as a percentage of revenues was due to increased operating efficiencies generated by growth in store revenues, selected price increases, improved profitability of our off-premises sales and a focus on gross margin improvement, particularly labor utilization, negotiated reductions in packaging costs and a reduction in shrink, primarily as a result of technological improvements in the production process. The decrease in direct operating expenses as a percentage of revenues was offset somewhat by the impact of increased expenses associated with the opening of new Company stores, primarily additional labor costs incurred to support store openings. During fiscal 2003 and fiscal 2004, the Company opened 14 and 28 new Company factory stores, respectively.

Franchise
      Franchise Revenues. Franchise revenues, consisting of franchise fees and royalties, increased 22.7%, to $23.5 million in fiscal 2004 from $19.2 million in the prior year. The growth in revenue was primarily due to the franchise fees and additional royalties associated with 58 new franchise factory stores opened in fiscal 2004, net of the impact of three store closings and the net transfer of 16 stores from Franchise to Company Stores as a result of acquisitions. The increase in Franchise revenues was also affected by the opening of 49 new franchise factory stores, net of the impact of two store closings and the transfer of 13 stores from Franchise to Company Stores as a result of acquisitions, during fiscal 2003. A majority of the new franchise stores in fiscal 2003 were opened in the second half of the fiscal year. Sales of franchised stores, as reported by our franchisees, were $459.0 million in fiscal 2003 and $543.2 million in fiscal 2004.
      Franchise Direct Operating Expenses. Franchise direct operating expenses, which exclude depreciation and amortization expense, decreased 5.0% from $4.9 million in fiscal 2003 to $4.6 million in fiscal 2004. Franchise direct operating expenses include costs to recruit new franchisees, costs to open, monitor and aid in the performance of franchise stores and direct general and administrative expenses. As a percentage of Franchise revenues, Franchise direct operating expenses were 19.7% in fiscal 2004 compared with 25.5% in the prior year. The decrease in Franchise direct operating expenses as a percentage of revenues is primarily the result of the Company leveraging the infrastructure put in place to oversee the expansion of our franchise program. In addition, Franchise direct operating expenses as a percentage of Franchise revenues will vary depending on the number of store openings and the level of opening team support needed to assist with the openings. The amount of support that we provide for each Area Developer group’s store openings declines with each successive opening. By fiscal 2004, some of our individual Area Developer groups were operating multiple stores, and our costs associated with their additional store openings declined.

KKM&D
      KKM&D Revenues. KKM&D sales to franchise stores increased 21.4% in fiscal 2004, to $184.1 million compared with $151.7 million in fiscal 2003. The primary reason for the increase in revenues was the opening of 58 new franchise factory stores, net of the impact of three store closings and the net transfer of 16 stores from Franchise to Company Stores as a result of acquisitions in fiscal 2004; the opening of 49 new franchise factory stores, net of the impact of two store closings and the transfer of 13 stores from Franchise to Company Stores as a result of acquisitions during fiscal 2003. Increased doughnut sales through both the on-premises and off-premises sales channels by franchise stores translated into increased revenues for KKM&D from sales of mixes, sugar, shortening, coffee and other supplies.

Also, each new store is required to purchase doughnut-making equipment and other peripheral equipment from KKM&D, which enhances KKM&D sales. KKM&D sales also were positively affected by a mix price increase implemented at the beginning of fiscal 2004 to cover increased flour and shortening costs.
      KKM&D Direct Operating Expenses. KKM&D direct operating expenses, which exclude depreciation and amortization expense, increased 8.5% in fiscal 2004 to $107.4 million, compared with $98.9 million in fiscal 2003. KKM&D direct operating expenses as a percentage of KKM&D revenues were 58.3% in 2004 compared with 65.2% in the prior year. The decrease in KKM&D direct operating expenses as a percentage of revenues was due to increased capacity utilization, particularly in our mix and distribution facility in Effingham, Illinois which became operational in the second quarter of fiscal 2003, and resulting economies of scale of the mix and equipment manufacturing operations attributable to the increased volume in the facilities. Start-up costs associated with the facility in Effingham and with our coffee roasting operation in Winston-Salem, which became operational in the third quarter of fiscal 2003, had a negative impact on KKM&D direct operating expenses as a percentage of KKM&D revenues in fiscal 2003. Also positively affecting KKM&D direct operating expenses as a percentage of KKM&D revenues in fiscal 2004 was the impact of sales to franchisees of certain recently-developed peripheral equipment designed to enhance the performance of the doughnut-making equipment used by all our traditional factory stores.

Other
      General and Administrative Expenses. General and administrative expenses increased 50.4% to $45.2 million in fiscal 2004, compared to $30.1 million in fiscal 2003. General and administrative expenses as a percentage of total revenues were 7.0% in fiscal 2004 compared with 6.1% in fiscal 2003. Included in the 2004 amount is $4.4 million of compensation expense recorded in the fourth quarter paid to former owners of acquired franchises related to those former owners’ employment with the Company, and $1.9 million of expense recorded in the fourth quarter which was related to payments to another former owner of an acquired franchise. These charges are discussed more fully in Note 2 to the consolidated financial statements. Exclusive of these charges, general and administrative expenses for fiscal 2004 were 6.0% of total revenues, generally consistent with fiscal 2003. The absolute growth in general and administrative expenses in fiscal 2004 primarily is due to increased personnel and salary and related benefit costs to support the Company’s expansion and other cost increases necessitated by the growth of the Company, partially offset by lower provisions for employee benefit costs, primarily costs of incentive programs.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased 52.0%, to $22.3 million in fiscal 2004 compared to $14.7 million in the prior year. Depreciation and amortization expense as a percentage of total revenues was 3.4% in fiscal 2004 compared with 3.0% in fiscal 2003. The dollar growth in depreciation and amortization expense is due primarily to depreciation expense associated with increased capital asset additions, primarily related to the opening of new Company stores, including those opened by consolidated franchisees, and the addition of stores acquired from area developer and associate franchisees. The dollar growth also was affected by depreciation related to our new mix and distribution facility, which became operational in the second quarter of fiscal 2003.
      Arbitration Award. As discussed further in Note 13 to the consolidated financial statements, in fiscal 2003 the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8.6 million and reversed the remaining $525,000 accrual in the first quarter of fiscal 2004.
      Interest Income. Interest income decreased from $2.0 million in fiscal 2003 to $906,000 in fiscal 2004. This decrease results from generally lower average invested balances and a reduction in rates of interest earned on excess cash invested during 2004.
      Interest Expense. Interest expense was $4.5 million in fiscal 2004 compared with $1.9 million in fiscal 2003. Interest expense in fiscal 2003 consisted principally of interest on the term loan used to finance the Company’s new mix and distribution facility in Effingham, Illinois. Prior to completion of the distribution facility during the second quarter of fiscal 2003, interest on the borrowings used to finance the facility was capitalized. Interest expense in fiscal 2003 also includes interest on debt of consolidated franchisees, including debt of Glazed Investments, the franchisee in which we acquired a controlling interest during the third quarter of fiscal 2003. Interest expense in fiscal 2004 increased as a result of borrowings to finance the acquisition of selected franchise markets and increased borrowings by consolidated franchisees, primarily to fund store development.
      Equity Losses of Equity Method Franchisees. Equity in losses of equity method franchisees was relatively consistent at $2.1 million in fiscal 2003 and $2.2 million in fiscal 2004. This item represents the Company’s share of operating results associated with our investments in unconsolidated franchisees which develop and operate Krispy Kreme stores. Losses in both fiscal 2004 and fiscal 2003 were affected by our share of the initial start-up expenses of franchisees having rights to develop stores in Australia and New Zealand, the United Kingdom and the Republic of Ireland, Mexico and Canada. At February 1, 2004, there were 66 factory stores operated by equity method franchisees, compared to 30 factory stores at February 2, 2003.
      Minority Interests in Results of Consolidated Franchisees. The net minority interest in the earnings of consolidated franchisees decreased from $2.2 million in fiscal 2003 to $1.9 million in fiscal 2004. For fiscal 2003 and fiscal 2004, this caption includes the minority owners’ share of the results of operations of Freedom Rings and Golden Gate. In addition, as a result of the Company’s acquisition in the third quarter of fiscal 2003 of a controlling interest in Glazed Investments, this caption also includes the minority owners’ share of the results of operations of Glazed Investments for periods subsequent to the Company’s acquisition of the controlling interest. Minority interest expense increased in fiscal 2004 as a result of improved profitability of Freedom Rings and inclusion of the minority owners’ share of operating results of Glazed Investments for the full fiscal year, but was more than offset by the effect of decreased profitability of Golden Gate. Golden Gate’s operating results were adversely affected during the fourth quarter of fiscal 2004 by certain charges incurred by Golden Gate in connection with the Company’s acquisition of the remaining minority interest in Golden Gate, principally severance costs and other costs associated with the consolidation of operations with those of the Company.
      Provision for Income Taxes. The provision for income taxes on continuing operations was $33.1 million in fiscal 2004, representing a 39.9% effective rate, compared to $19.7 million, or a 38.8% effective rate, in fiscal 2003. The increase in the effective rate is primarily the result of increased state income taxes due to expansion into higher taxing states as well as increases in statutory rates in several jurisdictions. The rate was also affected by the Company’s share of losses associated with our investments in equity method franchisees doing business outside the United States, which are not currently deductible.
      Income from Continuing Operations. Income from continuing operations in fiscal 2004 was $49.8 million compared to $31.1 million in fiscal 2003, an increase of 60.5%.
Liquidity and Capital Resources
      The following table presents a summary of our cash flows from operating, investing and financing activities for fiscal 2005, fiscal 2004 and fiscal 2003:

	(IN THOUSANDS)

	Year Ended

	FEB. 2, 2003	FEB. 1, 2004	JAN. 30, 2005

	(restated)	(restated)
Net cash provided by operating activities	$51,905	$82,665	$84,921
Net cash used for investing activities	(91,640)	(169,949)	(47,607)
Net cash provided by (used for) financing activities	50,034	76,110	(34,214)
Effect of exchange rate changes on cash	—	—	340
Cash balances of subsidiaries at date of initial consolidation	—	—	3,217

Net increase (decrease) in cash and cash equivalents	$10,299	$(11,174)	$6,657

Cash Flows from Operating Activities
      Net cash flow provided by operating activities was $84.9 million in fiscal 2005, $82.7 million in fiscal 2004 and $51.9 million in fiscal 2003.
      In fiscal 2005, cash flow from operating activities was affected by sales trends and lower operating margins, as described in “Business Conditions, Uncertainties and Liquidity” below, and by improved working capital management. In fiscal 2005, cash flows from operating activities primarily consisted of a significant net loss offset by non-cash items, including impairment charges, depreciation and deferred income taxes and provision for doubtful accounts.
      In fiscal 2004 and 2003, operating cash flow was affected principally by net income, the tax benefit from the exercise of nonqualified stock options, and non-cash items such as depreciation, partially offset by additional investments in working capital, primarily receivables and inventories. The tax benefit from the exercise of non-qualified stock options provided $35.8 million in fiscal 2004 and $13.8 million in fiscal 2003. The $9.1 million accrual for the arbitration award (see Note 13 in the notes to our consolidated financial statements) reduced working capital in fiscal 2003.
      Due to declining sales, the substantial costs associated with ongoing legal and regulatory matters, ongoing restructuring initiatives and the substantial fees paid to an interim management firm described in “Business Conditions, Uncertainties and Liquidity” below, the Company anticipates that cash flow from operations will be significantly lower in fiscal 2006 than fiscal 2005.
Cash Flows from Investing Activities
      Net cash used for investing activities was $47.6 million in fiscal 2005, $169.9 million in fiscal 2004 and $91.6 million in fiscal 2003.
      In fiscal 2005, cash flows from investing activities primarily consisted of capital expenditures for property and equipment, the proceeds from a sale-leaseback transaction and payment of $3.6 million to acquire, pursuant to an option, an additional 11% interest in Glazed Investments, a consolidated franchisee, and proceeds from other sales of property and equipment.
      In fiscal 2004, investing cash outflows primarily related to acquisitions of franchisees and capital expenditures for property and equipment were partially offset by proceeds sales of investments in marketable securities. In fiscal 2004, we spent $112.5 million (net of cash acquired), and issued approximately 1.7 million shares of common stock for the acquisition of Associate and Area Developer franchise markets in Kansas, Missouri, Michigan, Texas and Louisiana; the acquisition of the remaining minority interest in Golden Gate, the consolidated franchisee which had the rights to develop stores in Northern California; and Montana Mills. See Note 20 to the notes to our consolidated financial statements.
      In fiscal 2003, investing activities primarily consisted of capital expenditures for property and equipment, investments in equity method franchisees and acquisition of franchisees. In fiscal 2003, we spent $5.0 million in cash (net of cash acquired) and issued approximately 837,000 shares of common stock for the acquisition of associate and area developer franchise markets in Ohio and Florida, and we acquired a controlling interest in Glazed Investments, our area developer franchisee with rights to develop stores in the Colorado, Minnesota and Wisconsin markets.
      Capital expenditures for property and equipment were $74.3 million, $78.3 million and $81.7 million for fiscal 2005, 2004 and 2003, respectively. Capital expenditures in each fiscal year were primarily related to new store construction, including stores opened by our consolidated franchisees, as well as store remodels, additions or improvements to existing Company stores and expenditures to support our off-premises sales programs. The Company, including consolidated franchisees, opened 24, 28 and 14 factory stores in fiscal 2005, 2004 and 2003, respectively. Capital expenditures in fiscal 2003 also included expenditures of approximately $33.1 million for the new mix manufacturing and distribution facility in Effingham, Illinois and for the installation of a coffee roasting operation at our Ivy Avenue facility in

Winston-Salem. Capital expenditures for property and equipment in fiscal 2006 are expected to be lower than fiscal 2005.
Cash Flows from Financing Activities
      Net cash used for financing activities was $34.2 million in fiscal 2005, and net cash provided by financing activities was $76.1 million in fiscal 2004 and $50.0 million in fiscal 2003.
      In fiscal 2005, financing activities were comprised primarily of repayment of long-term debt related to the Company’s 2003 Credit Facility described below and debt at Glazed Investments using proceeds of the sale-leaseback transaction partially offset by issuance of long-term debt by consolidated franchisees. The Company paid approximately $29.5 million to reduce borrowings under the 2003 Credit Facility. At Glazed Investments, our consolidated franchisee, proceeds from a sale-leaseback transaction were used to reduce borrowings by approximately $10.5 million. Our consolidated franchisees, consisting of KremeKo, New England Dough and Glazed Investments, borrowed approximately $11.5 million of long-term debt during fiscal 2005.
      Financing activities in fiscal 2004 consisted primarily of borrowings and repayment of debt and the proceeds from stock option exercises. On October 31, 2003, we entered into a $150 million unsecured bank credit facility (the “2003 Credit Facility”), which was composed of a $119.3 million revolving credit facility and a $30.7 million term loan. At the end of fiscal 2004, $87 million of borrowings was outstanding under the revolving portion of the 2003 Credit Facility, the majority of which was used to pay the outstanding amounts under a $55 million short-term promissory note we entered into to finance, in part, the acquisition of franchises in Texas and Louisiana, to repay outstanding bank borrowings of two of our consolidated franchisees, and to fund, in part, the acquisition of the minority interest in another consolidated franchisee. The proceeds of the term loan under the 2003 Credit Facility were used to repay an existing term loan with similar terms.
      Financing activities in fiscal 2003 consisted primarily of borrowing $33 million to finance the Effingham, Illinois mix and distribution facility, $11.2 million of borrowings by consolidated franchisees to finance store development, and proceeds from the exercise of stock options of $7.1 million. In addition, financing cash flows included the repayment by members of the Company’s management and Board of Directors of loans extended to them in 1998 in connection with the change in terms of an employee benefit plan.
      In fiscal 2006, the Company closed new secured credit facilities totaling $225 million and used a portion of the proceeds to retire approximately $88 million of indebtedness outstanding under the 2003 Credit Facility, as discussed in “Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements.”
Business Conditions, Uncertainties and Liquidity
      The Company incurred a net loss of $198.3 million in fiscal 2005. During the year, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced sales trends similar to those experienced in the Company Stores segment. These trends adversely affected operating margins in all three segments. Also during the year, litigation was commenced against the Company and certain current and former officers and directors, and investigations of the Company were initiated by the SEC and the United States Attorney for the Southern District of New York, as described in Notes 2 and 13 to the consolidated financial statements. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters, which also is more fully described in Note 2 to the consolidated financial statements.
      The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35 million related to the Company’s discontinued Montana Mills segment (see Notes 14 and 24 to the consolidated financial statements). In addition, the Company incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the SEC and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to advance certain legal and other expenses incurred by certain current and former officers and directors. These expenses will, in the aggregate, be significantly greater in fiscal 2006 than in fiscal 2005, and could be substantial in later years.
      In January 2005 the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since the appointment of KZC, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities as described below under “— Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements,” restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations as described in Note 19 to the consolidated financial statements and selling certain non-strategic assets. The fees paid to KZC for its work subsequent to January 30, 2005 have been substantial. In addition, the Company issued to KZC a warrant to acquire 1.2 million shares of the Company’s common stock as described in Note 17 to the consolidated financial statements.
      In addition to the foregoing, a committee of the Company’s board of directors conducted a search for a new chief executive officer to lead the Company on a permanent basis. On March 7, 2006, the Company announced the appointment, effective immediately, of a new chief executive officer.
      While the Company believes that these actions taken since January 2005 have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such litigation and cooperating with such investigations, and the magnitude of expense advancement that the Company is incurring, and the magnitude of indemnification expenses which the Company may incur. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
      For the year ended January 29, 2006, the Company’s revenues declined significantly from fiscal 2005 revenues reflecting, among other things, lower revenues of KKM&D, store closures (including closures by consolidated franchisees) and lower revenues at remaining stores. The Company incurred a loss in fiscal 2006 and expects that cash flow from operating activities will decline in fiscal 2006 from the approximately $85 million reported for fiscal 2005.
      In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations, continued access to external financing and the availability of proceeds from its directors’ and officers’ insurance. The insurance carriers that provide our directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to pending investigations and actions, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current and former directors, officers and employees, or if we do not have sufficient coverage under our policies, our business, results of operations and financial condition may be adversely affected.
      The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants, as described below under “— Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements.” Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted.
      The Company borrowed $120 million under these facilities in April 2005, and borrowings outstanding under the facilities were $119.4 million as of January 29, 2006. The facilities contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described below under “— Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements.” On April 17, 2006, the Company announced that, as of January 29, 2006, based on preliminary data, it had approximately $18 million of net borrowing capacity under these facilities (excluding amounts that could be borrowed to repay existing debt and based on the most restrictive covenant).
      The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan which includes, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.
      In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Exchange Act, the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act. The Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the first three quarters of fiscal 2006 or its Annual Report on Form 10-K for fiscal 2006. While the Company is working diligently to complete these filings, there can be no assurance as to when the Company will be current in its Exchange Act reporting obligations.
Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements
      In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund the expansion of the Krispy Kreme concept. These other resources and arrangements have assumed increased importance in light of the substantially reduced cash flows provided by operations. A discussion of these capital resources and financing techniques is included below.

Debt
      The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In fiscal 2005, the Company also provided financing to consolidated franchisees. In fiscal 2006, management has been focusing on reducing or eliminating our investments in franchisees and the related guarantees of franchisee’s obligations, and on restructuring the Company’s borrowing arrangements to make additional credit available to the Company to facilitate accomplishing the Company’s business restructuring initiatives.
      On October 31, 2003, the Company entered into a $150 million unsecured bank credit facility (the “2003 Credit Facility”), which was composed of a $119.3 million revolving credit facility and a $30.7 million term loan. The proceeds of the 2003 Credit Facility were used as described under “— Cash Flow from Financing Activities” above. The 2003 Credit Facility was retired in April 2005, using the proceeds of the Secured Credit Facilities, as discussed below.

      On April 1, 2005 the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). KKDC is the borrower under each of the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under the 2003 Credit Facility described above and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.
      Both the First Lien Revolver and the Second Lien Revolver contain provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit reduces the amount available for cash borrowings under the related revolver. On the closing date, the Company obtained approximately $9.2 million of letters of credit under the Second Lien Revolver, which were issued to secure the Company’s reimbursement obligations relating to letters of credit issued under the 2003 Credit Facility.
      The Secured Credit Facilities have been amended since the closing of the facility. The description of the Secured Credit Facilities contained herein reflects amendments through March 30, 2006.
      Interest on borrowings under the First Lien Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate-based loans is 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a fronting fee (currently 0.25%). There also is a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.
      The Company pays fees aggregating 5.975% (7.35% from December 12, 2005 through January 28, 2007) on the entire $30 million Second Lien Revolver commitment. In addition, interest accrues on outstanding borrowings at either the Fed funds rate or LIBOR, and the outstanding amount of letters of credit issued under the Second Lien Revolver incurs a fronting fee of 0.25%.
      Interest on the outstanding balance of the Term Loan accrues either at LIBOR or at the Fed funds rate plus, in each case, the Applicable Margin. The Applicable Margin for LIBOR-based loans is 5.875% and for Fed funds-based loans is 4.875% (7.25% and 6.25%, respectively, from December 12, 2005 through January 28, 2007).
      As required by the Secured Credit Facilities, the Company has entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008.
      Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. As defined in the agreement, “Consolidated EBITDA” means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations and the costs and expenses paid to KZC, and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of equity method franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the consolidated franchisees.

      Borrowings under the First Lien Revolver and the Second Lien Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults and, in the case of the First Lien Revolver, the existence of minimum Net Liquidity (as defined in the First Lien Revolver) of at least $10 million. As of January 29, 2006, an aggregate of $119.4 million was outstanding under the Secured Credit Facilities, consisting of borrowings under the Term Loan. No amounts were outstanding on such date under the First Lien Revolver or the Second Lien Revolver. However, $22.2 million of availability under the Second Lien Revolver was used to support letters of credit issued thereunder at such date. On April 17, 2006, the Company announced that, as of January 29, 2006, based on preliminary data, it had approximately $18 million of net borrowing capacity under these facilities (excluding amounts that could be borrowed to repay existing debt and based on the most restrictive covenant).
      The Term Loan is payable in equal quarterly installments of $300,000 beginning July 31, 2005 and a final installment equal to the remaining principal balance on April 1, 2010.
      The Secured Credit Facilities are required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events. In addition, the First Lien Revolver is required to be repaid on a daily basis to the extent the Company’s Net Liquidity (as defined in the First Lien Revolver) is below $20.0 million. Mandatory repayments under the First Lien Revolver do not reduce commitments under the First Lien Revolver. Net proceeds are generally required to be first applied to repay amounts outstanding under the First Lien Revolver and then (without giving effect to the amount repaid under the First Lien Revolver) to be offered to the holders of the Term Loan. To the extent application of these mandatory prepayment provisions results in prepayment of amounts outstanding under the Term Loan, such prepaid amounts cannot be reborrowed, and any such prepayments are not subject to the prepayment fees described in the following paragraph.
      The Company may permanently reduce the commitments under both the First Lien Revolver and the Second Lien Revolver. The Company must pay a fee of 1% of the amount of any such reduction of the commitments under the First Lien Revolver which occurs before August 1, 2006. The Company may not reduce the commitments under the Second Lien Revolver until August 1, 2006. The Company must pay a fee of 3% of the amount of any such reduction which occurs on or before August 1, 2007; such fee declines to 2% on August 2, 2007, to 1% on August 2, 2008 and to zero on August 2, 2009. The Company may prepay the Term Loan on or after August 1, 2006; prepayment fees equal to the commitment termination fees for the Second Lien Revolver apply to any such Term Loan prepayments.
      The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. As of January 29, 2006, these tests were set at 4.5 to 1.0, in the case of the maximum leverage ratio, and 2.5 to 1.0, in the case of the minimum interest coverage ratio. As of January 29, 2006, based on preliminary data, our leverage ratio was approximately 4.1 to 1.0 and our interest coverage ratio was approximately 3.3 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
      The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.

      Each of the Company’s consolidated franchisees, except for Freedom Rings, has indebtedness to lending institutions. This indebtedness is included in long-term debt in the Company’s consolidated balance sheet and was guaranteed, in part, by the Company. In connection with KremeKo’s financial and business restructuring undertaken in connection with KremeKo’s bankruptcy filing in April 2005, the Company reached agreements with KremeKo’s lenders to settle all of the Company’s guarantee obligations related to KremeKo in exchange for payments by the Company of approximately $9.3 million, in exchange for which the lenders assigned to the Company all of KremeKo’s obligations to the lenders. In December, 2005, the Company and the minority investor in New England Dough agreed to distribute three of New England Dough’s stores to the Company, to distribute a fourth store to the minority investor and to close the remaining New England Dough stores. In connection with this agreement, the Company paid New England Dough’s lenders approximately $5.6 million and the minority investor paid the lenders approximately $3.9 million to settle all of New England Dough’s obligations to the lenders, which had been guaranteed by the Company and the minority investor approximately in proportion to their ownership interests in New England Dough. In February 2006, in connection with an agreement to sell substantially all of its assets, Glazed Investments filed for bankruptcy, closed eight stores and thereafter sold its remaining 12 stores and substantially all its other assets to another of the Company’s franchisees, which is continuing to operate the business. The proceeds from the sale of approximately $10 million are expected to be used to repay a substantial portion of $11.6 million of debt of Glazed Investments, approximately $8.7 million of which is guaranteed by KKDC.

Leases
      The Company conducts some of its operations from leased facilities and leases certain equipment. Generally, these leases have initial terms of three to twenty years and contain provisions for renewal options of five to ten years. In determining whether to enter into a lease for an asset, the Company evaluates the nature of the asset and the associated lease terms to determine if leasing is an effective financing tool.

Off-Balance Sheet Arrangements
      The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist of the Company’s guarantees of indebtedness and lease obligations of certain franchisees, as discussed in Notes 13 and 19 to our consolidated financial statements, and certain advancement and potential indemnification obligations also discussed in Note 13.

Contractual Cash Obligations at January 30, 2005
      Our contractual cash obligations as of January 30, 2005 are as follows:

		Payments Due In

	Total	Less Than	1-3	3-5	More Than
	Amount	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt, including current maturities	$139,047	$48,097	$90,804	$10	$136
Total interest payment obligations(1)(2)	15,605	6,044	9,561	—	—
Total consolidated franchisees interest payment obligations(3)	2,298	2,224	33	33	8
Capital lease obligations	10,314	6,800	3,502	12	—
Operating leases	346,303	17,852	32,640	30,385	265,426
Purchase obligations	112,904	34,268	78,636	—	—
Other long-term obligations reflected on Krispy Kreme’s balance sheet including current portion:
Self-insurance claims	13,060	7,161	3,147	1,854	898
Lease termination costs	2,281	921	427	408	525
Mirror 401(k) plan liability	1,673	—	—	—	1,673

Total	$643,485	$123,367	$218,750	$32,702	$268,666

(1)	Represents estimated interest payments to be made on our long-term debt, excluding debt of our consolidated franchisees. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our estimate of future interest rates. Interest payment obligations for the periods shown above, after giving effect to the new credit facility entered into in April 2005, would be $10.2 million, $20.8 million, $20.9 million and $4.1 million, respectively, for a total of $56.0 million.

(2)	Represents estimated amounts payable without reduction for any amount due to the Company pursuant to interest rate hedge agreements. See Note 11 to our consolidated financial statements.

(3)	Represents estimated interest payments to be made on our consolidated franchisees’ debt. For the amounts in default and classified as current, all interest payments assume that the principal balance is paid within one year. Interest rates utilized to determine interest payments for variable rate debt are based upon our estimate of future interest rates.
Capital Requirements
      In the next five years, we plan to use cash primarily for the following activities:

•	Working capital and other corporate purposes

•	Investments in systems and personnel

•	Restructuring initiatives

•	Remodeling and relocation of selected older Company stores

•	Opening new Company stores in selected markets
      Our capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including our overall performance, the pace of store expansion and Company store remodels, the requirements for joint venture arrangements and infrastructure needs for both personnel and facilities.

Inflation
      We do not believe that inflation has had a material impact on our results of operations in recent years. We cannot predict, however, what effect inflation may have on our results of operations in the future.
Critical Accounting Policies
      The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures, including disclosures of contingencies and uncertainties. GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of changes in facts and circumstances and discusses the selection of accounting policies and significant accounting judgments with the audit committee of the Board of Directors. The Company believes that application of the following accounting policies involves judgments and estimates that are among the more significant used in the preparation of the financial statements, and that an understanding of these policies is important to understanding the Company’s financial condition and results of operations.

Basis of Consolidation
      The consolidated financial statements include the accounts of KKDI and all subsidiaries where voting control rests with the Company, as well as the accounts of certain franchisees that are variable interest entities and with respect to which the Company has determined that variable interests owned by the Company absorb a majority of each entity’s expected losses, expected residual returns, or both, as each of these terms is defined in Financial Accounting Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Investments in franchisees over which the Company has the ability to exercise significant influence over operating and financial policies, and whose financial statements are not required to be consolidated under FIN 46(R), are accounted for using the equity method of accounting. Management’s judgments regarding the Company’s level of influence or control over each franchisee in which it has an investment and the extent to which variable interests owned by the Company absorb a majority of the franchisee’s expected losses or expected residual returns affect management’s decisions about which investments are consolidated and which are accounted for using the equity method.

Allowance for Doubtful Accounts
      Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KKM&D to our franchisees of equipment, mix, coffee and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During fiscal 2005, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

Goodwill and Identifiable Intangible Assets
      FAS 142, “Goodwill and Other Intangible Assets” (“FAS 142”), addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. FAS 142 requires intangible assets with definite lives to be amortized over their estimated useful lives, while those with indefinite lives and goodwill are not subject to amortization but must be tested annually for impairment, or more frequently if events and circumstances indicate potential impairment.
      Goodwill arose principally from acquisitions of franchisees and from the acquisition of Montana Mills in fiscal 2004. Identifiable intangible assets include the value assigned to recipes, trademarks and trade names (substantially all of which related to Montana Mills) and reacquired franchise rights recorded in connection with franchise acquisitions. Reacquired franchise rights were determined to have indefinite lives based upon the long operating history of the Company’s brand and its franchise model, and the Company’s ability to refranchise these markets. All of the intangibles associated with Montana Mills were written off in fiscal 2005 when the Company decided to discontinue the Montana Mills operation.
      For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units and affect the recorded balances of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balances of goodwill in the future could be affected by impairment charges. Impairment analyses of goodwill in fiscal 2005 resulted in impairment charges of approximately $131.6 million. As of January 30, 2005, the remaining goodwill had a carrying value of $32.7 million.

Asset Impairment
      When an asset group (typically a store) is identified as underperforming or when a decision is made to abandon an asset group or to close a store, the Company makes an assessment of the potential impairment of the related assets. The assessment is based upon a comparison of the carrying amount of the assets, primarily property and equipment, to the estimated undiscounted cash flows expected to be generated from those assets. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the asset group or store until its closing or abandonment, as well as cash flows, if any, anticipated from disposal of the related assets. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.
      Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In fiscal 2005, the Company recorded impairment charges related to long-lived assets totaling approximately $26 million. The Company anticipates that additional impairment charges will be reflected in fiscal 2006 related to store closure decisions made during fiscal 2006.

Insurance
      The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers.

The Company maintains accruals for these self-insurance costs, the amounts of which are determined using actuarial methods which evaluate open claims and take into consideration estimated ongoing loss development exposure. Many estimates and assumptions are involved in estimating future claims, and differences between future events and prior estimates and assumptions could affect future operating results and result in adjustments to these liabilities.

Income Taxes
      The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets as required under FAS 109, “Accounting for Income Taxes.” At January 30, 2005, the Company has recorded a valuation allowance against deferred income tax assets of $72.4 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 30, 2005, and the fact that the Company incurred a loss in its fiscal year ended January 29, 2006, that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

Guarantee Liabilities
      The Company has guaranteed a portion of loan and lease obligations of certain franchisees in which the Company owns an interest. To the extent such guarantees relate to franchisees whose financial statements are consolidated with those of the Company, the guaranteed indebtedness is included in the Company’s consolidated balance sheet and the guaranteed lease obligations are included in the disclosure of the Company’s lease obligations. For guarantees related to franchisees accounted for using the equity method, the Company assesses the likelihood of making any payments under the guarantees and records liabilities for the present value of any anticipated payments. No liability for the guarantees related to equity method franchisees was recorded at the time they were issued because the Company believed the value of the guarantees was immaterial, and there are no liabilities recorded for any such guarantee payments as of February 1, 2004 or January 20, 2005. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and provisions to record such liabilities could be required.

Investments in Franchisees
      The Company has investments in certain franchisees which are accounted for using the equity method. While the Company believes that the recorded amounts of such investments are realizable, these franchisees typically are startup businesses without a history of successful operations, and the value of the Company’s investments in the franchisees cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. As of January 30, 2005, the Company’s investment in equity method franchisees was approximately $6.0 million.
      For further information concerning accounting policies, refer to Note 1, “Nature of Business and Significant Accounting Policies,” to the consolidated financial statements.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”), a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123(R) requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in the Company’s financial statements. Both the FASB and the Commission staff have issued interpretive guidance on the application of FAS 123(R). The Company currently accounts for stock options using the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, which results in the Company recording no compensation expense for stock options. The Company is required to adopt FAS 123(R) in the first quarter of fiscal 2007, but has not yet begun evaluating the effects of such adoption on the financial statements. See Note 1 to the consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2003 through 2005, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company will adopt this statement in fiscal 2007, but adoption of this statement is not expected to have a material effect on the consolidated financial statements.
      In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. EITF 03-13 is effective for fiscal years beginning after December 15, 2004. The Company adopted this statement in fiscal 2006, but has not yet evaluated the extent to which adoption might affect the Company’s financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
      We are exposed to market risk from increases in interest rates on our outstanding debt. On April 1, 2005, we closed new secured credit facilities totaling $225 million and borrowed $120 million under these facilities. All of the borrowings under these facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. We have entered into an interest rate derivative contract having a notional principal amount of $75 million which eliminates our exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. Our consolidated franchisees are parties to various debt agreements used to finance store development and working capital needs, substantially all of which bear interest at floating rates The interest cost of our debt is affected by changes in short term interest rates and increases in those rates adversely affect our results of operations.
      As of January 29, 2006, we had $119.4 million and $22.2 million in cash borrowings and letters of credit outstanding, respectively. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction to our annual pre-tax earnings of approximately $450,000.
      Because the substantial majority of our revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. In addition to operating revenues and expenses, the Company’s investments in franchisees operating in the United Kingdom, Australia, Mexico and Canada expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks, although the Company may implement such strategies in the future.
      We are exposed to the effects of commodity price fluctuations on the cost of ingredients of our products, of which flour, sugar, shortening and coffee beans are the most significant. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from three months’ to two years’ anticipated requirements, depending on the ingredient. Other purchase arrangements typically are contractual arrangements with vendors (for example, with respect to certain beverages and ingredients) under which we are not required to purchase any minimum quantity of goods, but we must purchase minimum percentages of our requirements for such goods from these vendors with whom we have executed these contracts.
      In addition to entering into forward purchase contracts, from time to time we purchase exchange-traded commodity futures contracts for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We typically assign the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about our unassigned commodity futures contracts as of January 30, 2005, all of which matured in fiscal 2006, is set forth in the table below.

		Weighted	Contract	Fair
	Contract Volume	Average Price	Amount	Value

	(Dollars in thousands, except average prices)
Futures contracts:
Soybean oil	720,000 lbs.	$0.2022/lb.	$3,030	$(53)
Wheat	65,000 bushels	$3.34/bushel	$1,535	(101)

				$(154)

      Although we utilize forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect our profitability and liquidity.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.
      We were engaged to perform an integrated audit of Krispy Kreme Doughnuts, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of January 30, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2005, 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries at January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain variable interest entities effective May 2, 2004.
Internal control over financial reporting
      Also, we were engaged to audit management’s assessment included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
      We were unable to complete an audit of the Company’s internal control over financial reporting as of January 30, 2005 because the Company was unable to complete its assessment of internal control over financial reporting as of January 30, 2005. As a result, management further restricted the scope of our work by directing that we not complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s incomplete assessment, including the evaluation of the control deficiencies noted in management’s assessment.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005, management has identified in its assessment the following material weaknesses as of January 30, 2005.
      1. The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to the Company’s control environment:

•	The Company’s former chief executive officer, who retired from the Company in January 2005, and the Company’s former chief operating officer, who resigned from the Company in August 2004 (together “former senior management”), did not establish and maintain a proper tone and control consciousness. Specifically, former senior management through its actions did not emphasize the importance of internal control over financial reporting and adherence to the Company’s code of business conduct and ethics.

•	The Company failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and finance personnel. Specifically, there was inadequate sharing of financial information within and across its corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel. Further, the Company did not maintain effective controls over the communication and maintenance of information regarding significant transactions and events with certain of its franchisees, such as the signing of letters of intent and definitive agreements and the guaranteeing of certain obligations of certain of its franchisees.

•	The Company did not maintain formalized and consistent finance and accounting policies and procedures nor did it maintain adequate controls with respect to the review, supervision and monitoring of the Company’s accounting operations.

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with its financial reporting requirements.
      These control environment material weaknesses contributed to (i) restatement of the Company’s consolidated financial statements for 2003 and 2004, all quarterly periods in 2004 and the first three quarters of 2005 (collectively referred to as the “Restatement”), (ii) certain adjustments, including audit adjustments, to the Company’s consolidated financial statements for 2005 and for the fourth quarter of 2005 (collectively referred to as the “Adjustments”) and (iii) additional matters described in paragraphs 2 through 10 below. Additionally, these material weaknesses could result in the failure to prevent or detect misstatements of any of the Company’s financial statement accounts that would result in a material misstatement in the annual or interim consolidated financial statements.
      2. The Company did not maintain effective controls, including monitoring, over its financial close and reporting processes. Specifically, the following material weaknesses were identified:

•	The Company did not maintain effective controls over the preparation and review of recurring and nonrecurring journal entries. Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with sufficient supporting documentation and that those entries were reviewed and approved to ensure the completeness, accuracy and appropriateness of the entries recorded.

•	The Company did not maintain effective controls to ensure that its financial statement accounts were complete and accurate and that they were analyzed and agreed to detailed supporting documentation. Specifically, the Company did not maintain effective controls to ensure that account reconciliations over certain balance sheet accounts were properly performed, reviewed and approved.

•	The Company did not maintain effective controls over the accounting for acquisitions and divestitures. Specifically, effective controls were not designed and in place to ensure that such transactions were accounted for in accordance with GAAP. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect errors in the accounting for certain of the Company’s acquisitions, including the improper recording of income or failure to properly record expense with respect to certain transactions with the acquired companies, where that accounting was not consistent with the economic substance of the transactions.

•	The Company did not maintain effective controls over its accounting for consolidated franchisees and equity method franchisees. Specifically, the Company did not maintain effective controls to ensure completeness and accuracy related to the consolidation of its franchisees accounted for on a consolidated basis. Also, the Company did not maintain effective controls to ensure completeness and accuracy of its financial statement accounts related to franchisees accounted for on the equity method in accordance with GAAP.

•	The Company did not maintain effective controls over the completeness and accuracy of intercompany eliminations with respect to the profit to be eliminated for intercompany equipment sales and for franchise fees earned from franchisees accounted for under the equity method of accounting.

•	The Company did not maintain effective controls to ensure that its financial statement accounts related to translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses were completely and accurately recorded in accordance with GAAP.
      3. The Company did not maintain effective controls over the completeness and accuracy of equipment revenue recognition. Specifically, effective controls were not designed and in place to ensure that equipment revenue was recognized appropriately and in the proper period under GAAP for sales of equipment to franchisees in connection with new store openings and sales of other equipment to franchisees. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect improper recognition of revenue for the sale of certain equipment to franchisees where the franchisees did not execute certain financing agreements related to the purchase of such equipment or where general rights of return relating to the equipment were granted by former senior management.
      4. The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related assets, liabilities and expenses. Specifically, the Company’s controls over the selection, application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, deferred rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were accounted for in conformity with GAAP.
      5. The Company did not design and maintain effective controls to ensure that accounts related to accrued expenses, including employee-related expense accruals for vacation benefits and incentive compensation, were complete and accurate. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect improper accounting, during the quarterly periods in 2004, related to incentive compensation which resulted in understatement of earnings for the first quarter of 2004 and overstatement of earnings in the second and third quarters of 2004.
      6. The Company did not design and maintain effective controls to ensure that capitalized trademark costs were complete and accurate. Specifically, effective controls were not in place to ensure that certain legal and professional fees incurred in defense of the Company’s trademarks were appropriately expensed under GAAP.

      7. The Company did not design and maintain effective controls to ensure that accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials were complete and accurate. Specifically, effective controls were not in place to ensure the identification of embedded derivatives affecting principally other current assets and liabilities and the evaluation of the proper accounting for such embedded derivatives under GAAP.
      8. The Company did not maintain effective controls over the accuracy, valuation and disclosure of its tangible long-lived assets accounts, including the related depreciation, amortization and impairment expense accounts. Specifically, effective controls were not designed and in place to ensure that assets retired were written off in the appropriate period and that an adequate periodic impairment analysis was conducted, reviewed and approved in order to identify instances of impairment as required under GAAP.
      9. The Company did not maintain effective controls over the accuracy, valuation and disclosure of its goodwill and intangible assets accounts, including the related impairment testing. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed and approved in order to identify instances of impairment as required under GAAP.
      10. The Company did not maintain effective controls over the accuracy and valuation of accounts receivable from franchisees. Specifically, effective controls were not designed and in place to ensure that an appropriate analysis of receivables from franchisees was conducted, reviewed and approved in order to identify and estimate, on a timely basis, required allowances for uncollectible accounts.
      Each of the control deficiencies described in paragraphs 2 through 10 above resulted in the Restatement and Adjustments. Additionally, these control deficiencies could result in the failure to prevent or detect a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in the annual or interim consolidated financial statements.
      Management has concluded that each of the control deficiencies in paragraphs 2 through 10 above constitutes a material weakness as of January 30, 2005.
      The existence of one or more material weaknesses as of January 30, 2005 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Since (a) the Company was unable to complete its assessment of the effectiveness of internal control over financial reporting as of January 30, 2005 and (b) management further restricted the scope of our work by directing that we not complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s testing and of the control deficiencies noted in management’s incomplete assessment, and because we were unable to complete our procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting, including identifying all material weaknesses that might exist as of January 30, 2005.
PricewaterhouseCoopers LLP
Greensboro, North Carolina
April 28, 2006

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET

	Feb. 1, 2004	Jan. 30, 2005

	(restated)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,029	$27,686
Receivables	45,576	30,198
Accounts and notes receivable — related parties	18,270	15,510
Inventories	29,821	28,591
Income taxes refundable	7,973	—
Deferred income taxes	7,405	3,913
Other current assets	7,421	13,465

Total current assets	137,495	119,363
Property and equipment	287,492	309,214
Non-current portion of notes receivable — related parties	6,561	2,120
Investments in equity method franchisees	14,584	5,973
Goodwill and other intangible assets	197,162	34,380
Deferred income taxes	2,941	—
Other assets	10,368	9,228

Total assets	$656,603	$480,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$8,142	$48,097
Book overdraft	8,123	8,480
Accounts payable	19,107	17,436
Accrued expenses	23,302	43,622

Total current liabilities	58,674	117,635

Long-term debt, less current maturities	137,114	90,950
Deferred income taxes	—	3,913
Other long-term obligations	22,258	26,447
Minority interests in consolidated franchisees	2,148	390
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 300,000 shares authorized; issued and outstanding — 61,286 (2004) and 61,756 (2005)	294,477	295,611
Unearned compensation	(62)	(17)
Notes receivable secured by common stock	(383)	(197)
Accumulated other comprehensive income (loss)	(712)	796
Retained earnings (accumulated deficit)	143,089	(55,250)

Total shareholders’ equity	436,409	240,943

Total liabilities and shareholders’ equity	$656,603	$480,278

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands, except per share amounts)
Revenues	$490,728	$649,345	$707,766
Operating expenses:
Direct operating expenses	380,644	493,650	597,110
General and administrative expenses	30,073	45,230	56,472
Depreciation and amortization expense	14,675	22,309	31,934
Impairment charges and lease termination costs	—	—	161,847
Arbitration award	9,075	(525)	—

Operating income (loss)	56,261	88,681	(139,597)
Interest income	1,966	906	775
Interest expense	(1,891)	(4,509)	(6,875)
Equity in losses of equity method franchisees	(2,088)	(2,242)	(1,622)
Minority interests in results of consolidated franchisees	(2,187)	(1,898)	6,249
Other income and (expense), net	(1,284)	2,053	(6,310)

Income (loss) from continuing operations before income taxes	50,777	82,991	(147,380)
Provision for income taxes	19,719	33,146	9,674

Income (loss) from continuing operations	31,058	49,845	(157,054)
Discontinued operations, including income tax effects	—	(1,282)	(40,054)

Income (loss) before cumulative effect of change in accounting principle	31,058	48,563	(197,108)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(1,231)

Net income (loss)	$31,058	$48,563	$(198,339)

Earnings (loss) per common share — basic
Income (loss) from continuing operations	$.56	$.84	$(2.55)
Discontinued operations	—	(.02)	(.65)
Cumulative effect of change in accounting principle	—	—	(.02)

Net income (loss)	$.56	$.82	$(3.22)

Earnings (loss) per common share — diluted
Income (loss) from continuing operations	$.52	$.80	$(2.55)
Discontinued operations	—	(.02)	(.65)
Cumulative effect of change in accounting principle	—	—	(.02)

Net income (loss)	$.52	$.78	$(3.22)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended

	Feb. 2, 2003	Feb. 1, 2004	Jan. 30, 2005

	(restated)	(restated)
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$31,058	$48,563	$(198,339)
Items not requiring cash:
Depreciation and amortization	14,675	22,806	31,982
Deferred income taxes	56	(3,491)	10,117
Impairment charges	—	—	194,100
Cumulative effect of change in accounting principle	—	—	1,231
Deferred rent expense	821	849	3,220
Loss on disposal of property and equipment	934	939	4,439
Provision for doubtful accounts, net of chargeoffs	271	(305)	11,219
Tax benefit from exercise of nonqualified stock options	13,795	35,771	—
Minority interest in results of consolidated franchisees	2,187	1,898	(6,249)
Equity in losses of equity method franchisees	2,088	2,242	1,622
Cash distributions from equity method franchisees	520	1,582	2,003
Other	417	(2,658)	1,610
Change in assets and liabilities:
Receivables	(6,978)	(18,729)	10,982
Inventories	(8,516)	(4,068)	2,141
Other current assets	(331)	(965)	(4,056)
Income taxes	571	1,025	7,973
Accounts payable and accrued expenses	742	(7,117)	8,278
Other long-term obligations	(405)	4,323	2,648

Net cash provided by operating activities	51,905	82,665	84,921

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81,696)	(78,316)	(74,308)
Proceeds from sales of assets leased back	—	—	20,217
Proceeds from other disposals of property and equipment	701	456	7,805
Proceeds from disposal of assets held for sale	1,435	—	638
Acquisition of franchisees and interests therein, net of cash acquired	(4,965)	(112,450)	(3,618)
Acquisition of Montana Mills, net of cash acquired	—	4,052	—
Investments in equity method franchisees	(8,399)	(7,958)	(3,471)
Purchases of investments	(32,739)	(6,000)	—
Proceeds from sales of investments	33,097	33,136	—
Issuance of notes receivable	—	(5,974)	(724)
Collection of notes receivable	1,590	5,302	4,139
(Increase) decrease in other assets	(664)	(2,197)	1,715

Net cash used for investing activities	(91,640)	(169,949)	(47,607)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,140	19,514	1,175
Proceeds from exercise of warrants	—	4	—
Issuance of short-term debt	—	55,000	—
Issuance of long-term debt	44,234	44,570	12,164
Repayment of short-term debt	—	(66,286)	—
Repayment of long-term debt	(4,383)	(50,296)	(49,332)
Net (repayments) borrowings from revolving lines of credit	(121)	79,712	1,606
Issuance of short-term debt — related party	—	2,350	—
Repayment of short-term debt — related party	(500)	(3,250)	—
Debt issuance costs	(194)	(921)	(386)
Net change in book overdraft	2,268	(3,252)	357
Collection of notes receivable secured by common stock	2,022	175	186
Cash received from (paid to) minority interests	(432)	(1,210)	16

Net cash provided by (used for) financing activities	50,034	76,110	(34,214)

Effect of exchange rate changes on cash	—	—	340

Cash balances of subsidiaries at date of initial consolidation	—	—	3,217

Net increase (decrease) in cash and cash equivalents	10,299	(11,174)	6,657
Cash and cash equivalents at beginning of year	21,904	32,203	21,029

Cash and cash equivalents at end of year	$32,203	$21,029	$27,686

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisitions	$30,975	$59,031	$—
Assets acquired under capital leases	4,422	4,972	5,979
Receipt of promissory notes in connection with sale of assets	—	3,551	—
Issuance of promissory note in connection with acquisition of franchisee	—	11,286	—
Issuance of stock options in exchange for services	150	—	—
Issuance of restricted common shares	—	10	—
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
					Comprehensive	Earnings
	Common	Common	Unearned	Notes	Income	(Accumulated
	Shares	Stock	Compensation	Receivable	(Loss)	(Deficit)	Total

	(In thousands)
BALANCE AT FEBRUARY 3, 2002 (restated)	54,271	$121,052	$(186)	$(2,580)	$456	$63,468	$182,210
Comprehensive income:
Net income for the year ended February 2, 2003 (restated)						31,058	31,058
Unrealized holding loss, net of tax benefit of $241					(385)		(385)
Foreign currency translation adjustment, net of income taxes of $7					11		11
Unrealized loss from cash flow hedge, net of income tax benefit of $1,005 (restated)					(1,604)		(1,604)

Total comprehensive income (restated)							29,080
Exercise of stock options, including tax benefit of $13,795	1,187	20,935					20,935
Issuance of shares in conjunction with acquisition of franchise markets	837	30,975					30,975
Amortization of restricted common shares			67				67
Issuance of stock options in exchange for services		150					150
Collection of notes receivable				2,022			2,022

BALANCE AT FEBRUARY 2, 2003 (restated)	56,295	173,112	(119)	(558)	(1,522)	94,526	265,439
Comprehensive income:
Net income for the year ended February 1, 2004 (restated)						48,563	48,563
Unrealized holding loss, net of tax benefit of $71					(113)		(113)
Foreign currency translation adjustment, net of income taxes of $15					682		682
Unrealized gain from cash flow hedge, net of income taxes of $115 (restated)					241		241

Total comprehensive income (restated)							49,373
Exercise of stock options, including tax benefit of $42,806	3,300	62,320					62,320
Exercise of warrants		4					4
Issuance of shares in conjunction with acquisition of business	1,247	40,491					40,491
Issuance of shares in conjunction with acquisition of franchise market	444	18,540					18,540
Issuance of restricted common shares		10	(10)				—
Amortization of restricted common shares			67				67
Collection of notes receivable				175			175

BALANCE AT FEBRUARY 1, 2004 (restated)	61,286	294,477	(62)	(383)	(712)	143,089	436,409
Comprehensive income (loss):
Net loss for the year ended January 30, 2005						(198,339)	(198,339)
Foreign currency translation adjustment, net of income taxes of $620					876		876
Unrealized gain from cash flow hedge, net of income taxes of $412					632		632

Total comprehensive income (loss)							(196,831)
Exercise of stock options	472	1,175					1,175
Amortization of restricted common shares			45				45
Cancellation of restricted common shares	(2)	(41)					(41)
Collection of notes receivable				186			186

BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies
      NATURE OF BUSINESS. Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged principally in the sale of doughnuts and related items through Company-owned stores. The Company also derives revenue from franchise and development fees and the collection of royalties from franchisees. Additionally, the Company sells doughnut-making equipment, doughnut mix, coffee and other ingredients and supplies to franchisees.
      The significant accounting policies followed by the Company in preparing the accompanying financial statements are as follows:
      BASIS OF CONSOLIDATION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The financial statements include the accounts of KKDI and its wholly-owned subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation (“KKDC”).
      As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. These entities include Glazed Investments, LLC (“Glazed Investments”) and Freedom Rings, LLC (“Freedom Rings”), franchisees of the Company, because the Company’s ownership interests in these entities enable the Company to exercise voting control over them.
      Effective May 2, 2004, the Company adopted the provisions of Financial Accounting Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which clarifies the application of ARB 51 to entities that are variable interest entities (“VIEs”). VIEs typically are entities that are controlled through means other than ownership of common stock. FIN 46(R) requires the Company to assess its investments in franchisees and determine if the franchisees are VIEs. For franchisees that are VIEs, the Company must determine whether variable interests owned by the Company absorb a majority of the VIE’s expected losses and expected residual returns, and then consolidate the financial statements of those VIEs with respect to which the Company’s variable interests absorb a majority of those expected losses or returns.
      Adoption of FIN 46(R) caused the Company to begin consolidating the financial statements of New England Dough, LLC (“New England Dough”) and KremeKo, Inc. (“KremeKo”), as more fully described in Note 25. Prior to May 2, 2004, the Company accounted for its investments in these entities using the equity method. New England Dough and KremeKo, together with Glazed Investments and Freedom Rings, are hereinafter sometimes referred to as “Consolidated Franchisees.”
      Investments in entities over which the Company has the ability to exercise significant influence, and whose financial statements are not required to be consolidated under ARB 51 or FIN 46(R), are accounted for using the equity method. These entities typically are 20% to 50% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”
      Intercompany profits associated with sales of equipment to Equity Method Franchisees are eliminated to the extent of the Company’s ownership in those entities. The Company eliminates 100% of the intercompany profit on sales of inventory to Equity Method Franchisees.
      FIN 46(R) requires the elimination in consolidation of 100% of the revenues and profits associated with transactions between the Company and its consolidated VIEs. Accordingly, upon adoption of FIN 46(R), the Company eliminated the profits related to sales of equipment previously recognized on transactions with New England Dough and KremeKo attributable to other investors’ interests in those entities. Such elimination totaled approximately $1,231,000, net of income taxes of $803,000, and appears

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
under the caption “Cumulative effect of change in accounting principle” in the consolidated statement of operations.
      All significant intercompany accounts and transactions are eliminated in consolidation. Interests of other investors in consolidated subsidiaries are reflected in the consolidated balance sheet and consolidated statement of operations as minority interests.
      Except for Freedom Rings, the results of operations of Consolidated Franchisees and the Company’s share of income or loss from Equity Method Franchisees are reflected in the Company’s results of operations on a one-month lag.
      REVENUE RECOGNITION. A summary of the revenue recognition policies for each of the Company’s business segments is as follows:

•	Company Store Operations revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

•	Franchise Operations revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees for new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur.

•	KKM&D revenue is derived from the sale of doughnut-making equipment, doughnut mix, coffee and supplies needed to operate a doughnut store. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if the Company is responsible for the installation, and otherwise upon shipment of the equipment. Revenues for the sale of doughnut mix, coffee and supplies are recognized upon delivery to the customer.
      FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Each of fiscal 2003, 2004 and 2005 contained 52 weeks.
      CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.
      INVENTORIES. Inventories are recorded at the lower of cost or market, with cost determined using the first-in, first-out method.
      PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Major renewals and betterments are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. The Company capitalizes interest on major capital expenditures during the period of construction.
      Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives, which are as follows: buildings — 15 to 35 years; machinery and equipment — 3 to 15 years; and leasehold improvements — lesser of the useful life of the improvements or the lease term.
      GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the value of identifiable net assets acquired in business combinations. Goodwill has an indefinite life and is not amortized, but is tested for impairment annually or more frequently if events or

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
circumstances indicate the carrying amount of the asset may be impaired. Such impairment testing is performed for each reporting unit (as that term is defined in FAS 142, “Goodwill and Other Intangible Assets”) to which goodwill has been assigned.
      Other intangible assets consist primarily of trademarks and trade names, recipes and reacquired franchise rights acquired in acquisitions of franchisees. The Company has evaluated and determined that trademarks and trade names and reacquired franchise rights have indefinite lives and are not subject to amortization. Recipes have a definite life and are amortized on a straight-line basis over 10 years. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. Intangible assets that are not indefinite-lived are reviewed for impairment whenever events or circumstances indicate the carrying amount of the assets may be impaired.
      The Company’s impairment testing of goodwill and reacquired franchise rights resulted in a charge of approximately $131.6 million in fiscal 2005 to reduce the carrying value of goodwill associated with certain reporting units within the Company Stores business segment to estimated fair value, and charges of approximately $600,000 to reduce the carrying value of reacquired franchise rights associated with certain reporting units within the Company Stores segment to their estimated fair value. The impairment charges reflect the substantial decline in operating income in 2005 within the Company Stores business segment. In addition, the Company wrote off approximately $35.1 million of goodwill and other intangibles in fiscal 2005 in connection with its decision to exit the Montana Mills business, as described in Note 24.
      FAIR VALUE OF FINANCIAL INSTRUMENTS. Financial instruments are reflected in the financial statements at carrying amounts which approximate fair value.
      ADVERTISING COSTS. All costs associated with advertising and promoting products are expensed as incurred.
      STORE OPENING COSTS. Store opening costs are expensed as incurred. Direct store opening costs were $2,062,000, $4,634,000 and $2,752,000 in fiscal 2003, 2004 and 2005, respectively.
      ASSET IMPAIRMENT. When an asset group (typically a store) is identified as underperforming or a decision is made to abandon an asset group or to close a store, the Company makes an assessment of the potential impairment of the related assets. The assessment is based upon a comparison of the carrying amount of the asset group, primarily property and equipment, to the estimated undiscounted cash flows expected to be generated from the asset group. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the asset group or store until its closing or abandonment as well as cash flows, if any, anticipated from disposal of the related assets. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.
      EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares, computed using the treasury stock method.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Numerator: net income (loss)	$31,058	$48,563	$(198,339)

Denominator:
Basic earnings per share-weighted average shares outstanding	55,093	59,188	61,626
Effect of dilutive securities:
Stock options	4,395	3,197	—
Restricted stock	4	3	—

Diluted earnings per share-weighted average shares outstanding	59,492	62,388	61,626

      Stock options with respect to 350,000 shares in fiscal 2003 and stock options and warrants with respect to 1,363,000 shares in fiscal 2004 have been excluded from the diluted shares calculation because their inclusion would be antidilutive. All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share in fiscal 2005 because their inclusion would be antidilutive.
      STOCK-BASED COMPENSATION. The Financial Accounting Standards Board has adopted FAS 123, which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. The Company has elected to continue use of the APB 25 intrinsic value method of accounting for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates for awards in 2003, 2004 and 2005 in accordance with the provisions of FAS 123, the Company’s earnings would have been affected as set forth in the table below:

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands, except per share amounts)
Net income (loss), as reported	$31,058	$48,563	$(198,339)
Add: Stock-based expense charged to earnings, net of related tax effects	31	62	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,653)	(11,481)	(13,549)

Pro forma net income (loss)	$22,436	$37,144	$(211,888)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$.56	$.82	$(3.22)
Pro forma earnings (loss) per share — Basic	$.41	$.63	$(3.44)
Reported earnings (loss) per share — Diluted	$.52	$.78	$(3.22)
Pro forma earnings (loss) per share — Diluted	$.38	$.60	$(3.44)

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair value of options granted, which is charged to earnings over the option vesting period in determining the pro forma effects of application of FAS No. 123, is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

Expected life of option	7 years	7 years	7 years
Risk-free interest rate	4.4%	3.7%	3.9%
Expected volatility of stock	45.9%	41.6%	45.0%
Expected dividend yield	—	—	—
      The weighted average fair value of options granted during fiscal 2003, 2004 and 2005 was as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

Fair value of each option granted	$18.91	$19.84	$7.71
Total number of options granted	1,186,200	1,829,200	1,113,500
Total fair value of all options granted	$22,431,000	$36,291,300	$8,585,100
      CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of leases and indebtedness of franchisees. Wholesale receivables are primarily from grocery and convenience stores. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. The Company had one wholesale customer that accounted for approximately 13.3% and 10.6% of total company-owned store revenues in fiscal 2003 and 2004, respectively. In fiscal 2005, no customer accounted for more than 10% of total company-owned store revenues. The Company’s two largest customers collectively accounted for approximately 19.2%, 14.9% and 11.4% of total company-owned stores revenues in fiscal 2003, 2004 and 2005, respectively. Accounts receivable for the two largest wholesale customers collectively accounted for approximately 22.4% and 21.0% of wholesale doughnut customer trade accounts receivable at February 1, 2004 and January 30, 2005, respectively. All of the foregoing percentages are computed based upon Company Stores segment revenues and receivables exclusive of sales and receivables of Consolidated Franchisees; revenues of Consolidated Franchisees accounted for 18.0%, 24.8% and 21.8% of total Company Stores revenues in fiscal 2003, 2004 and 2005, respectively, and receivables of Consolidated Franchisees accounted for 28.2% and 27.6% of wholesale doughnut customer trade receivables at February 1, 2004 and January 30, 2005, respectively.
      The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan and lease guarantees and records liabilities for the present value of any payments the Company considers probable. Receivables from franchisees and loan and lease guarantees are summarized in Note 19.
      SELF-INSURANCE RISKS. The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for these self-insurance costs, the amounts of which are determined using actuarial methods which evaluate open claims and take into consideration estimated ongoing loss development exposure. The Company records receivables from the

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
insurance carriers for amounts estimated to be recovered under the stop-loss insurance policies. The Company provides health and medical benefits to eligible employees, and purchases stop-loss insurance from commercial insurance carriers which pays covered medical costs in excess of a specified annual amount incurred by each claimant.
      DERIVATIVE FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS. The Company reflects derivative financial instruments, which consist primarily of interest rate derivatives and commodity futures contracts, in the consolidated balance sheet at their fair value. The difference between the cost, if any, and the fair value of the interest rate derivatives is reflected in income unless the derivative instrument qualifies as a cash flow hedge and is effective in offsetting future cash flows of the underlying hedged item, in which case such amount is reflected in other comprehensive income. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company historically has not designated these instruments as cash flow hedges.
      FOREIGN CURRENCY TRANSLATION. The Company has an ownership interest in its franchisees in Australia, the United Kingdom, Mexico and Canada. The functional currency of each of these entities is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenue and expenses are translated using the average exchange rates for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are included in other expense, net.
      COMPREHENSIVE INCOME. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges, which are not reflected in net income, be presented as components of comprehensive income. The cumulative amounts recognized by the Company are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss), a component of shareholders’ equity, and are summarized in the following table:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized (loss) on cash flow hedges	$(2,252)	$(1,209)
Cumulative foreign currency translation adjustments	1,076	2,573

	(1,176)	1,364
Less: deferred income taxes	464	(568)

	$(712)	$796

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised), “Share-Based Payment” (“FAS 123(R)”), a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123(R) requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in the Company’s financial statements. Both the FASB and the Commission staff have issued interpretive guidance on the application of FAS123(R). The Company currently accounts for stock options using the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, which results in the Company recording no compensation expense for stock options. The Company is required to adopt FAS 123(R) in the first quarter of fiscal 2007, but has not yet completed its evaluation of the effects of such adoption on the financial statements. Pro forma net income and earnings per share amounts for fiscal 2003 through 2005, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-based compensation” above.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company will adopt this statement in fiscal 2007, but adoption of this statement is not expected to have a material effect on the consolidated financial statements.
      In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. EITF 03-13 is effective for fiscal years beginning after December 15, 2004. The Company will adopt this statement in fiscal 2006, but has not yet evaluated the extent to which adoption might affect the Company’s financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal 2007.
Note 2 — Restatement of Financial Statements
      In May 2004, a number of purported class action lawsuits alleging violations of the federal securities laws were commenced against the Company and certain of its officers and directors in federal court in

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
North Carolina. Subsequently, the Securities and Exchange Commission (the “Commission”) began an informal inquiry concerning the Company, and the Company received requests for information from the Commission’s Division of Corporation Finance, primarily directed at its franchise reacquisitions. In August 2004, the Company’s Audit Committee engaged independent counsel to investigate a matter relating to a 2004 franchise reacquisition and to perform certain additional procedures requested by the Company’s independent auditors. In September 2004, a shareholder derivative lawsuit was filed in federal court in North Carolina against certain current and former officers and directors of the Company and certain former franchisees who had sold their franchise to the Company; additional derivative lawsuits were filed in North Carolina state court in November 2004 and January 2005, and these cases have been consolidated with the federal derivative case. In October 2004, the Commission notified the Company that the Commission had entered a formal order of investigation of the Company. Also in October, the Company’s Board of Directors elected two new independent directors and appointed them the members of a Special Committee to investigate the matters raised by the Commission, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.
      In the summer of 2004, at the request of its independent auditors, the Company began conducting a review of certain accounting matters including, but not limited to, matters relating to reacquisitions of franchises. In the fall of 2004, the Special Committee engaged its own counsel and accounting professionals to assist the Special Committee in conducting its investigation. On December 28, 2004, the Company’s Board of Directors, in consultation with the Special Committee, concluded that the Company should restate certain previously issued financial statements to correct errors contained therein. The Company announced this decision on January 4, 2005, noting that the Company was continuing to review certain accounting matters including, but not limited to, the matters giving rise to the December 28, 2004 decision, and that the Special Committee’s work was ongoing. On April 18, 2005, the Company announced additional restatement adjustments, and reported that it would not file its Annual Report on Form 10-K for fiscal 2005 until both its review of accounting matters and the investigation of the Special Committee were complete, and until the Company concluded discussions with the staff of the Commission’s Division of Corporation Finance regarding certain accounting matters.
      In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005. Following receipt of the report, the Company completed its review of accounting matters and concluded its discussions with the Commission staff. Based on the results of that accounting review, and on the Company’s review and consideration of the report of the Special Committee, the Company concluded that additional adjustments should be made to previously issued financial statements. Such adjustments reflect the findings of the Special Committee arising from its investigation and the additional review performed by the Company, and correct errors made in the application of generally accepted accounting principles (“GAAP”). The accounting errors had the effect of overstating the Company’s net income for fiscal 2003 and 2004 by approximately $2,420,000 and $8,524,000, respectively, and of overstating retained earnings as of the beginning of fiscal 2003 by approximately $5,457,000. All of the officers or employees of the Company who the Special Committee believed had any substantial involvement in or responsibility for the accounting errors are no longer employed by the Company.
      As a result of the foregoing, the Company has restated its financial statements for fiscal 2003 and 2004. The restatement adjustments also affect periods prior to fiscal 2003; the effect of the restatement adjustments on such prior years has been reflected as an adjustment to the balance of retained earnings as of February 4, 2002, the first day of fiscal 2003. In addition, the restatement adjustments affect the first three quarters of fiscal 2005; the restated amounts for these quarters and for each quarter of fiscal 2004 are presented in Note 25.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Except for items indicated as being presented “as originally reported,” all amounts reflected in the accompanying financial statements and footnotes have been adjusted as necessary to give effect to the restatement adjustments.

Comparison of restated financial statements to financial statements as originally reported
      The following table compares the Company’s results of operations for fiscal 2003 and 2004 as originally reported with its results of operations for those years as restated. In addition, the restated amounts for fiscal 2004 also are presented as reclassified to reflect the results of operations of Montana Mills, which was acquired in April 2003, as a discontinued operation in accordance with FAS 144, “Accounting of the Impairment or Disposal of Long-Lived Assets.” The reclassification of the results of operations of Montana Mills reflects the Company’s decision in the first quarter of fiscal 2005 to sell Montana Mills. The Company closed twelve Montana Mills locations, and in November 2004 completed the sale of its remaining assets.

	Year Ended Feb. 2, 2003		Year Ended Feb. 1, 2004

	As		As
	Originally	As	Originally	As	As
	Reported	Restated	Reported	Restated	Reclassified

	(In thousands)
Revenues	$491,549	$490,728	$665,592	$656,092	$649,345
Operating expenses:
Direct operating expenses	381,489	380,644	507,396	501,885	493,650
General and administrative expenses	28,897	30,073	36,912	45,230	45,230
Depreciation and amortization expense	12,271	14,675	19,723	22,808	22,309
Arbitration award	9,075	9,075	(525)	(525)	(525)

Operating income	59,817	56,261	102,086	86,694	88,681
Interest income	1,966	1,966	921	921	906
Interest expense	(1,781)	(1,891)	(4,409)	(4,509)	(4,509)
Equity in losses of equity method franchisees	(2,008)	(2,088)	(1,836)	(2,242)	(2,242)
Minority interests in results of consolidated subsidiaries	(2,287)	(2,187)	(2,072)	(1,898)	(1,898)
Other income and (expense), net	(934)	(1,284)	(13)	2,053	2,053

Income from continuing operations before income taxes	54,773	50,777	94,677	81,019	82,991
Provision for income taxes	21,295	19,719	37,590	32,456	33,146

Income from continuing operations	33,478	31,058	57,087	48,563	49,845
Discontinued operations	—	—	—	—	(1,282)

Net income	$33,478	$31,058	$57,087	$48,563	$48,563

Earnings per common share — basic:
Income from continuing operations	$0.61	$0.56	$0.96	$0.82	$0.84
Discontinued operations	—	—	—	—	(.02)

Net income	$0.61	$0.56	$0.96	$0.82	$0.82

Earnings per common share — diluted:
Income from continuing operations	$0.56	$0.52	$0.92	$0.78	$0.80
Discontinued operations	—	—	—	—	(.02)

Net income	$0.56	$0.52	$0.92	$0.78	$0.78

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table compares the Company’s financial position as of February 1, 2004 as originally reported with its financial position as restated.

	Feb. 1, 2004

	As
	Originally	As
	Reported	Restated

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,029	$21,029
Receivables	46,213	45,576
Accounts and notes receivable — related parties	20,940	18,270
Inventories	28,864	29,821
Income taxes refundable	7,973	7,973
Deferred income taxes	6,453	7,405
Other current assets	7,172	7,421

Total current assets	138,644	137,495
Property and equipment	284,716	287,492
Non-current portion of notes receivable — related parties	7,609	6,561
Investments in equity method franchisees	12,426	14,584
Goodwill and other intangible assets	207,724	197,162
Deferred income taxes	—	2,941
Other assets	9,545	10,368

Total assets	$660,664	$656,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,861	$8,142
Book overdraft	8,123	8,123
Accounts payable	19,107	19,107
Accrued expenses	23,402	23,302

Total current liabilities	53,493	58,674

Long-term debt, less current maturities	135,056	137,114
Deferred income taxes	6,417	—
Other long-term obligations	11,168	22,258
Minority interest in consolidated franchisees	2,323	2,148
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	294,477	294,477
Unearned compensation	(62)	(62)
Notes receivable secured by common stock	(383)	(383)
Accumulated other comprehensive loss	(1,315)	(712)
Retained earnings	159,490	143,089

Total shareholders’ equity	452,207	436,409

Total liabilities and shareholders’ equity	$660,664	$656,603

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table compares the Company’s cash flows for fiscal 2003 and 2004 as originally reported with its cash flows for those years as restated.

	Year Ended Feb. 2, 2003		Year Ended Feb. 1, 2004

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$33,478	$31,058	$57,087	$48,563
Items not requiring cash:
Depreciation and amortization	12,271	14,675	19,723	22,806
Deferred income taxes	1,632	56	1,643	(3,491)
Deferred rent expense	—	821	—	849
Loss on disposal of property and equipment	934	934	939	939
Provision for doubtful accounts, net of chargeoffs	271	271	(188)	(305)
Tax benefit from exercise of nonqualified stock options	13,795	13,795	42,806	35,771
Minority interest in results of consolidated franchisees	2,287	2,187	2,072	1,898
Equity in losses of equity method franchisees	2,008	2,088	1,836	2,242
Cash distributions from equity method franchisees	—	520	—	1,582
Other	67	417	67	(2,658)
Change in assets and liabilities:
Receivables	(7,661)	(6,978)	(17,441)	(18,729)
Inventories	(7,866)	(8,516)	(3,804)	(4,068)
Other current assets	(331)	(331)	(1,047)	(965)
Income taxes	571	571	(6,010)	1,025
Accounts payable and accrued expenses	(254)	742	(5,773)	(7,117)
Other long-term obligations	(166)	(405)	3,643	4,323

Net cash provided by operating activities	51,036	51,905	95,553	82,665

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(83,196)	(81,696)	(79,649)	(78,316)
Proceeds from disposal of property and equipment	701	701	—	456
Proceeds from disposal of assets held for sale	1,435	1,435	—	—
Acquisition of franchisees and interests therein, net of cash acquired	(4,965)	(4,965)	(122,352)	(112,450)
Acquisition of Montana Mills, net of cash acquired	—	—	4,052	4,052
Investments in equity method franchisees	(7,869)	(8,399)	(7,377)	(7,958)
Purchases of investments	(32,739)	(32,739)	(6,000)	(6,000)
Proceeds from sales of investments	33,097	33,097	33,136	33,136
Issuance of notes receivable	—	—	(6,613)	(5,974)
Collection of notes receivable	1,590	1,590	1,147	5,302
Increase in other assets	(1,038)	(664)	(2,585)	(2,197)

Net cash used for investing activities	(92,984)	(91,640)	(186,241)	(169,949)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,140	7,140	19,514	19,514
Proceeds from exercise of warrants	—	—	4	4
Issuance of short-term debt	—	—	55,000	55,000
Issuance of long-term debt	44,234	44,234	44,570	44,570
Repayment of short-term debt	—	—	(66,286)	(66,286)
Repayment of long-term debt	(2,170)	(4,383)	(46,892)	(50,296)
Net (repayments) borrowings from revolving lines of credit	(121)	(121)	79,712	79,712
Issuance of short-term debt — related party	—	—	2,350	2,350
Repayment of short-term debt — related party	(500)	(500)	(3,250)	(3,250)
Debt issuance costs	(194)	(194)	(921)	(921)
Net change in book overdraft	2,268	2,268	(3,252)	(3,252)
Collection of notes receivable secured by common stock	2,022	2,022	175	175
Cash paid to minority interests	(432)	(432)	(1,210)	(1,210)

Net cash provided by financing activities	52,247	50,034	79,514	76,110

Net increase (decrease) in cash and cash equivalents	10,299	10,299	(11,174)	(11,174)
Cash and cash equivalents at beginning of year	21,904	21,904	32,203	32,203

Cash and cash equivalents at end of year	$32,203	$32,203	$21,029	$21,029

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     Effects of restatement adjustments
      The restatement adjustments taken as a whole had the effect of reducing net income for fiscal 2003 and 2004 by $2,420,000 and $8,524,000, respectively ($.04 and $.14 per share diluted, respectively), and of reducing net income for years prior to fiscal 2003 by $5,457,000 in the aggregate. The restatement adjustments also affected earnings for the first nine months of fiscal 2005 as described in Note 25.
      The following table summarizes the effects of the restatement adjustments on revenues, operating income and net income for fiscal 2003 and 2004, and on retained earnings as of February 4, 2002 (the first day of fiscal 2003). The effect of each adjustment on diluted earnings per share for fiscal 2003 and fiscal 2004 appears parenthetically for adjustments which affected diluted earnings per share in either year by at least $.01.

	Retained	Net Income		Operating Income		Revenues
	Earnings	Year Ended		Year Ended		Year Ended
	as of
	Feb. 4,	Feb. 2,	Feb. 1,	Feb. 2,	Feb. 1,	Feb. 2,	Feb. 1,
	2002	2003	2004	2003	2004	2003	2004

	(In thousands)
As originally reported	$68,925	$33,478	$57,087	$59,817	$102,086	$491,549	$665,592

Restatement adjustments:
Revenue recognition on pre-acquisition sales to acquired franchisee ($.02 per share)	—	—	(1,113)	—	(1,840)	—	(6,134)
Revenue recognition on equipment sales ($.01 per share in fiscal 2004)	(52)	(192)	(703)	(317)	(1,163)	(967)	(2,119)
Equipment sales associated with franchise acquisition ($.01 per share)	—	—	(365)	—	(604)	—	(744)
Compensation expense associated with acquired franchises ($.04 per share)	—	—	(2,663)	—	(4,401)	—	—
Acquisition premium paid to owner of acquired franchise ($.02 per share)	—	—	(1,130)	—	(1,867)	—	—
Management fee associated with acquired franchise ($.01 per share)	—	—	(361)	—	(597)	—	—
Other payments associated with acquired franchise ($.01 per share)	—	—	(694)	—	(1,147)	—	—
Lease and depreciation accounting ($.01 per share in fiscal 2003 and $.01 per share in fiscal 2004)	(1,970)	(785)	(924)	(1,296)	(1,526)	—	—
Commodity futures contracts ($.01 per share in fiscal 2004)	(25)	(78)	726	(129)	1,200	—	—
Intercompany profit on sales of equipment ($.01 per share in fiscal 2003 and $.01 per share in fiscal 2004)	(523)	(499)	(448)	(825)	(741)	—	—
Vacation pay	(1,749)	(173)	(175)	(285)	(290)	—	—
Elimination of initial franchise fees charged to equity method franchisees	(59)	(89)	(207)	(147)	(342)	—	—
Capitalized trademark costs	(167)	(226)	(235)	(374)	(388)	—	—
Charitable contributions ($.01 per share in 2003)	(343)	(324)	(16)	(535)	(27)	—	—
Equipment loss provision ( $.01 per share)	—	—	(628)	—	(1,039)	—	—
Sale of stores to franchisee ($.03 per share)	—	—	1,649	—	—	—	—
Foreign currency translation and transactions ($.01 per share)	—	—	(659)	—	—	—	—
Contingent proceeds related to sale of franchise	(394)	(212)	—	—	—	—	—
Other adjustments	(175)	158	(578)	352	(620)	146	(503)

Total adjustments	(5,457)	(2,420)	(8,524)	(3,556)	(15,392)	(821)	(9,500)

As restated	63,468	31,058	48,563	56,261	86,694	490,728	656,092
Reclassification of Montana Mills to discontinued operations	—	—	—	—	1,987	—	(6,747)

As reclassified	$63,468	$31,058	$48,563	$56,261	$88,681	$490,728	$649,345

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
     Description of restatement adjustments
      Set forth below is a description of the restatement adjustments reflected in the restatement of previously issued financial statements, each of which corrects an “error” within the meaning of APB 20. The nature and effect of restatement adjustments, some of which affected only interim periods of fiscal 2004 or 2005, on the results of operations for interim periods of such years, are disclosed in Note 25.

Revenue Recognition on Pre-Acquisition Sales to Acquired Franchisee
      In mid-January 2003, the Company signed an initial letter of intent to acquire the franchise operations in Michigan from the area developer for that region. Subsequently, the Company terminated acquisition negotiations because of pending litigation between the franchisee and a third party. In August 2003, following agreement between the franchisee and the third party to settle the litigation, the Company signed a new letter of intent to acquire the franchise and proceeded with negotiation of a definitive agreement, which culminated in the Company’s acquisition of the Michigan franchise in late October 2003. During the period from January 2003 through the acquisition date, the Company’s receivables from the franchisee arising from royalties and from sales of equipment, doughnut mix and other products rose steadily. The increase in receivables from the franchisee occurred principally because payments on such receivables were received sporadically (and ceased altogether approximately seven weeks prior to the consummation of the acquisition). In certain instances, the Company expressly permitted the franchisee to defer payment of receivables beyond the Company’s normal sales terms. Ultimately, the outstanding receivables, a substantial majority of which were past due, were paid simultaneously with the consummation of the acquisition, in substantial part using a portion of the cash component of the purchase price paid by the Company.
      The Company has concluded that the facts and circumstances that existed from mid-January 2003 through the date of the Michigan acquisition, including information discovered during the Special Committee’s investigation, indicate that the substance of the Company’s relationship with the franchisee was not one between a seller and a purchaser of goods and services, but rather a relationship in which the Company effectively made investments in the franchisee by financing the franchisee’s working capital needs. As a consequence, the Company has reversed the revenue from shipments to the franchisee during the first three quarters of fiscal 2004, and has recorded the cost of those shipments as advances to the franchisee.
      Accordingly, the Company has recorded restatement adjustments to reverse $6,134,000 of revenues and related costs totaling $4,294,000 associated with shipments to the Michigan franchisee in fiscal 2004, and to reduce the goodwill recorded in connection with the acquisition by the $1,840,000 of gross profit which has been derecognized.

Revenue Recognition on Equipment Sales
      The Company sells doughnut making equipment to its franchisees, including the production equipment installed in each factory store, certain optional equipment, and replacement parts. When the Company sells a package of equipment to equip a new franchisee store, the Company also contracts with the franchisee to install and test the equipment. The Company also often sells equipment not related to a store opening on an installed basis. The Company historically recognized equipment sale revenue when the equipment was delivered to the franchisee’s location, and recognized installation revenues upon completion of the installation.
      The Company has concluded that the fair value of the equipment and the installation services could not objectively be determined separately from the other initial services provided to franchisees in connection with store openings. As a result, FAS 45, “Accounting for Franchise Fee Revenue,” requires

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
that all initial fees related to a new franchisee store, including fees related to the sale of equipment and installation, be recognized when all services have been substantially performed, which is generally upon store opening. Accordingly, the Company has recorded restatement adjustments to defer the recognition of revenue related to equipment sales and installation associated with new store openings until the date on which the store opened.
      In addition, the Company has concluded that in instances where equipment was sold along with installation services but not in connection with a new store opening, under the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, the sale of the equipment and the related installation services should be considered a single unit of accounting because the equipment does not have standalone value (as defined in EITF Issue 00-21) separate from its installation and because there is not objective and reliable evidence of the fair value of the installation services. In addition, SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”) provides that revenue should be recognized for that single unit of accounting when delivery has occurred or services have been rendered, and provides that revenue may be recognized when the seller has unfulfilled obligations only if such obligations are inconsequential or perfunctory. The Company has concluded that the installation services are not inconsequential or perfunctory because customers were not required to pay for either the equipment or the installation services until the installation was completed. Accordingly, revenue for the equipment and installation services should have been deferred until the installation was completed, and the Company has recorded restatement adjustments to defer the recognition of those equipment sales and installation services until the date on which the equipment was installed.
      Finally, facts and circumstances discovered during the Special Committee investigation indicated that there were instances in which the Company shipped equipment to certain franchisees when there was not persuasive evidence of an arrangement, including transactions for which the franchisees did not execute certain financing agreements related to the purchase of such equipment, and in which franchisees were granted general rights of return relating to the purchased equipment. SAB 104 requires that for revenue to be recognized there must be persuasive evidence of an arrangement between the parties and the customer must have accepted the product. In certain instances, the customer did not accept the product, and the failure of customers to execute agreements relating to the sale indicate there was not persuasive evidence of an arrangement. Accordingly, the Company has recorded restatement adjustments to reverse the revenues recorded on these transactions.

Equipment Sales Associated With Franchise Acquisitions
      As part of the negotiations associated with its acquisition of the Dallas franchise in fiscal 2004, the Company agreed to include in the purchase price for such acquisition an additional amount approximately the same as the amount invoiced to the franchisee for certain equipment purchased from the Company shortly before the acquisition. Such additional amount, which included the profit on the sale, was accounted for as part of the cost of the acquired franchise. Based on a review of the facts and circumstances surrounding these transactions, including information discovered during the Special Committee’s investigation, the Company now has concluded that there was not an economic sale of the equipment because the Company effectively agreed to provide the funds to pay for the equipment and reacquired the equipment as part of the franchise acquisition. Accordingly, the Company has recorded restatement adjustments in fiscal 2004 to reverse $744,000 of KKM&D revenues and $140,000 of related costs associated with these transactions, and to reduce property and equipment by $604,000.

Compensation Expense Associated With Acquired Franchises
      During fiscal 2004, the Company acquired the Michigan franchise operation and the minority interest in the Northern California franchise operation. Pursuant to the acquisition agreements, certain owners of

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the Michigan and Northern California operations who were employed by the Company either before or after the acquisitions received consideration for their ownership interests that was disproportionately greater than the consideration received by other owners who were not employees of the Company. In one instance, the amount of such consideration varied based upon the future financial performance of the acquired entity. Initially, the entire amount of disproportionate consideration was accounted for as part of the purchase price of the acquired business, which resulted in the disproportionate consideration being recorded as goodwill. Based on a review of the facts and circumstances surrounding the disproportionate consideration, including information discovered during the Special Committee’s investigation, the Company now has determined that all, or a substantial portion, of the disproportionate consideration paid was dependent upon the selling owners rendering services to the Company following the date of the acquisition or was otherwise related to their employment by the Company. In such circumstances, EITF Issue 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” requires such disproportionate consideration to be accounted for as compensation expense.
      Accordingly, the Company has recorded restatement adjustments to reduce goodwill and charge to general and administrative expense $4.4 million of compensation expense in fiscal 2004.

Acquisition Premium Paid to Owner of Acquired Franchise
      In fiscal 2004, the Company acquired the 33% minority interest in the Northern California franchise. Pursuant to an agreement executed in fiscal 2001 with the owner of 5% of the Northern California franchise, the Company had the option to acquire that owner’s 5% interest in the franchise for an amount which was less than the proportionate consideration which would have been paid to that owner based upon the consideration paid to the other minority owners of the franchise. Notwithstanding the agreement, the Company paid this owner proportionately the same amount as the Company paid to other selling owners, which was $1,867,000 in excess of the price under the 2001 option agreement. The Company accounted for the entire amount paid to the owner as consideration for his interest in the franchise. Based on an analogy to FASB Technical Bulletin 85-6, “Accounting for a Purchase of Treasury Shares at a Price Significantly in Excess of the Current Market Price of the Shares” (“FTB 85-6”), GAAP requires this excess to be accounted for as an expense because, based upon a review of the relevant facts, including information discovered by the Special Committee’s investigation, the excess payment related to stated and unstated rights, privileges or agreements unrelated to the acquisition. Accordingly, the Company has recorded a restatement adjustment in the fourth quarter of fiscal 2004 to reduce goodwill by $1,867,000 and charge this amount to general and administrative expense.

Management Fee Associated With Acquired Franchise
      In connection with its acquisition of the 33% minority interest in the Northern California franchise in January 2004, the Company negotiated a management fee payable to the Company from the most significant minority owner, who was the principal operating executive of the franchise and who left the employ of the franchise prior to the acquisition. Such fee was intended to compensate the Company for its costs of assuming operating responsibility for the franchise before the consummation of the acquisition and while the minority owner continued to share in the franchise’s profits. While the minority owner paid the $597,000 fee to the Company, the cash for such payment was obtained from a capital withdrawal from the franchise by the minority owner without a corresponding reduction in the purchase price paid to the minority owner for his interest.
      Based on a review of the facts and circumstances surrounding this transaction, including information discovered during the Special Committee’s investigation, the Company has concluded that the payment of the management fee should not have been recorded as income and should have been recorded as a

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
reduction of the franchise purchase price because there was no economic substance to the fee arrangement. Accordingly, the Company has recorded a restatement adjustment in fiscal 2004 to reduce Company Stores direct operating expenses and reduce goodwill recorded in the acquisition by $597,000.

Other Payments Associated With Acquired Franchise
      In connection with the acquisition of the Michigan franchise in 2004, the franchisee paid the Company $535,000, consisting of interest on past due amounts owed to the Company and reimbursement for certain legal costs incurred by the Company. The franchisee paid this amount simultaneously with the Company’s acquisition of the franchise. The Company recorded the amount received as interest income and as a reduction in professional fees expense.
      In connection with the Company’s review of accounting matters, a reexamination of certain documents revealed that the Company increased the purchase price it paid for the Michigan franchise by approximately $535,000, which resulted in an additional allocation of purchase price to goodwill. The Company now has concluded that GAAP does not permit recording the receipt of the $535,000 as interest income and the reduction in legal expense because the payment of these amounts by the franchisee lacked economic substance; effectively, these amounts were paid to the Company with its own funds, and the franchisee would not have agreed to pay the amount had the Company not agreed to reimburse the franchisee by increasing the purchase price.
      Accordingly, the Company has recorded a restatement adjustment in fiscal 2004 of $512,000 (which amount reflects a post-acquisition adjustment to the $535,000 originally credited to earnings) to reduce the amount of goodwill recorded in the acquisition, with a corresponding charge to general and administrative expenses.
      In addition, pursuant to the acquisition agreement, the Company reimbursed the franchisee for costs it incurred in terminating a lease agreement for a store closed prior to the acquisition. The lease termination costs would have been incurred by the Company had the store been closed post-acquisition, and would have been included in the cost of the acquired business, which was the accounting treatment appropriately applied to the reimbursement by the Company. However, in connection with the Special Committee investigation, the Company examined documents which showed that the Company paid $950,000 in lease termination costs for the store, even though the actual cost to the franchisee of terminating the lease was $390,000. In addition, the Company paid the franchisee an additional $75,000 for unknown reasons in connection with the settlement of the lease reimbursement obligation. Based on analogy to FASB Technical Bulletin 85-6, the Company has concluded that the total excess payments of $635,000 should have been charged to expense rather than been treated as a cost of acquiring the franchise, because the excess payment related to unstated rights, privileges or agreements unrelated to the acquisition. Accordingly, the Company has recorded restatement adjustments to reduce the goodwill recorded in the acquisition by $635,000 and to reflect the same amount in general and administrative expenses.

Lease and Depreciation Accounting
      The Company leases a substantial number of properties on which significant improvements have been made. In late calendar 2004, in response to announced restatements of financial statements by a number of restaurant companies, the Company began reviewing its accounting practices for leases and depreciation of related assets to determine whether or not those practices fully complied with GAAP. Upon completion of the review, the Company concluded that its accounting practices were not in accordance with GAAP in three respects. First, in certain instances the Company erroneously depreciated leasehold improvements, including buildings on leased land, over periods in excess of the term of the related lease, which is not permitted by Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”).

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Second, in certain instances the Company failed to record rent expense on a straight line basis over the lease term, which is required by FAS 13 and by FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” And third, the Company identified a lease agreement related to delivery trucks that had been accounted for as an operating lease but which should have been accounted for as a capital lease.
      Accordingly, the Company has recorded restatement adjustments to increase rent expense and record deferred rent liabilities and to increase depreciation expense and reduce the net carrying amount of property and equipment. In addition, the Company has recorded restatement adjustments to record the leased vehicles as assets and the related capital lease obligation as a component of indebtedness, to record the related depreciation and interest expense on those assets and obligations, and to reverse the previously recorded rent expense.

Commodity Futures Contracts
      The Company periodically enters into exchange-traded commodities futures contracts which require the Company to pay a fixed price for a specified quantity of a specific raw material. Rather than cash settling these futures contracts at their maturity, the Company typically assigns the futures contracts to a raw material supplier in connection with the execution of a forward purchase agreement with the supplier. At the date of assignment, the supplier assumes all the rights and obligations under the futures contract, and the supplier and the Company enter into a purchase agreement for raw materials under which the price to be paid by the Company for the raw materials is fixed at the then current market price, plus or minus the unrealized loss or gain on the futures contract on the date of assignment (combined, the “Contract Price”). Historically, the Company did not account for the exchange-traded futures contracts as derivatives under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Instead, the Company gave no accounting treatment to the futures contracts and recorded the raw materials purchased from the supplier at the Contract Price paid to the supplier upon the purchase of the raw materials.
      This accounting practice does not conform to FAS 133, which requires that all derivatives that are not properly designated and documented as hedges be carried on the Company’s consolidated balance sheet at fair value, with changes in fair value reflected in earnings. Accordingly, the Company has recorded restatement adjustments to record all exchange-traded future contracts at their fair value when purchased (such fair value being zero at that date) and to record subsequent changes in fair value as a charge or credit to earnings until the contracts are assigned to the supplier. Until the Company acquires the raw materials from the supplier, the fair value of each futures contract at the date of assignment remains on the Company’s consolidated balance sheet as an asset or liability.

Intercompany Profit on Sales of Equipment
      The Company manufactures doughnut-making equipment which it sells at a profit to Company-owned stores, including stores owned by Consolidated Franchisees, to Equity Method Franchisees and to franchisees in which the Company has no ownership interest. The Company eliminates in consolidation 100% of the profit on sales of equipment to Company-owned stores and to Consolidated Franchisees, and eliminates the profit on equipment sales to Equity Method franchisees to the extent of the Company’s ownership interest in the franchisee.
      During its review of accounting matters, the Company discovered errors in its computations of intercompany profit which had the effect of understating the amount of intercompany profit eliminated on sales of equipment. Accordingly, the Company has recorded restatement adjustments to increase the amount of intercompany profit eliminated on these transactions.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Vacation pay
      The Company provides vacation benefits to all full-time employees, subject to length of service requirements, and vacation time earned in a fiscal year is taken in the subsequent year. FAS 43, “Accounting for Compensated Absences,” requires that accruals be recorded for vacation pay earned and not yet taken, but the Company in most instances did not do so. Accordingly, the Company has recorded restatement adjustments to record vacation pay accruals in the period in which the benefit is earned by employees.

Elimination of Initial Franchise Fees Charged to Equity Method Franchisees
      The Company charges an initial franchise fee to Consolidated Franchisees, to Equity Method Franchisees and to franchisees in which the Company has no ownership interest. The Company eliminates 100% of the revenues related to Consolidated Franchisees; under the provisions of ARB 51, the Company also should have eliminated these revenues charged to Equity Method Franchisees to the extent of the Company’s ownership interest in the franchisee, but the Company failed to do so.
      Accordingly, the Company has recorded restatement adjustments to eliminate initial franchise fees charged to Equity Method Franchisees to the extent of the Company’s ownership interest in such franchisees.

Capitalized Trademark Costs
      The Company historically capitalized and amortized over five years certain professional fees paid for the maintenance and protection of the Company’s trademarks. Following a review of the nature of the costs incurred, the Company concluded that these costs did not represent assets and should have been expensed as incurred.
      Accordingly, the Company has recorded restatement adjustments to charge these costs to expense when they were incurred, and to eliminate the related deferred charges and reverse the amortization of such charges.

Charitable Contributions
      The Company made multi-year pledges of financial support to charitable and educational organizations and accounted for the related contributions expense in the years in which the pledges were paid. The Company has recorded restatement adjustments to record contributions expense and the related liabilities when the pledges were made rather than when they were paid, as required by FAS 116, “Accounting for Contributions Received and Contributions Made.”

Equipment Loss Provision
      In the first quarter of fiscal 2005, the Company recorded a loss provision related to the abandonment of certain defective beverage equipment previously used by the Company and the issuance of credit to certain franchisees that purchased the equipment from the Company for use in franchised stores. Based upon the discovery of additional information regarding the timing of the decision to abandon the equipment, the Company has determined that the loss provision should have been recorded in the second and fourth quarters of fiscal 2004 rather than in fiscal 2005.
      Accordingly, the Company has recorded restatement adjustments to record loss provisions of $174,000 and $865,000 in the second and fourth quarters of fiscal 2004, and to reverse the charge of $1,039,000 recorded in the first quarter of fiscal 2005.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Sale of Stores to Franchisee
      Effective February 3, 2003, the Company sold three stores to a franchisee in which the Company has a 35.3% ownership interest. The consideration received for the stores consisted of notes bearing interest at 8.5% and having a principal balance equal to the carrying value of the assets sold, plus the right to receive a fixed annual cash distribution from the franchisee in perpetuity, payable weekly; such annual distribution equaled a substantial majority of the profits historically earned by the divested stores, and was payable without regard to the profitability of either the franchisee or any individual divested store. The Company did not include as part of the sales proceeds the fair value of the right to receive the annual distribution, which resulted in no gain or loss being recognized on the transaction, and recorded amounts received under the fixed annual distribution as income when such amounts were received.
      GAAP requires that the fair value of the right to receive the fixed annual cash distribution from the franchisee be recognized as a part of the consideration received on the sale of the stores, and that the resulting gain be recognized in earnings to the extent of other investors’ ownership interest in the purchaser. Accordingly, the Company has recorded restatement adjustments to reflect a gain on the sale of approximately $2,725,000 as a component of “Other income and expense, net” in the consolidated statement of operations for fiscal 2004, and to reflect the same amount as an investment in the franchisee in the consolidated balance sheet. These adjustments resulted in a reduction in income recognized related to the fixed annual distribution in periods after the sale. In addition, as a result of a change in the financial condition of the franchisee, the Company recorded a restatement adjustment of approximately $1,545,000 in the third quarter of fiscal 2005 to reduce the carrying value of the investment in the franchisee to its then estimated fair value; such charge is included in “Other income and expense, net” in the consolidated statement of operations for fiscal 2005.

Foreign Currency Translation and Transactions
      In connection with its review of accounting matters, the Company discovered certain accounting errors associated with the translation of financial statements of foreign subsidiaries and with accounting for transactions not denominated in United States dollars, and accordingly has recorded restatement adjustments to correct those errors. Such restatement adjustments had the effect of recording in earnings certain transactions which erroneously had been recorded as a component of the cumulative translation adjustment, which is an element of accumulated other comprehensive income included in shareholders’ equity.

Contingent Proceeds Related to Sale of Franchise
      In fiscal 2001, the Company sold a 66.67% interest in the greater New York City franchise, which the Company had acquired in its entirety earlier in the same year, and reported no gain or loss on the sale. Included in the sales proceeds at its face amount was a $1 million note, payment of which was contingent upon the franchise achieving minimum earnings levels in the years following the sale. GAAP requires that the note be recorded at its fair value when it was issued, and such fair value was less than its face amount because the payment of principal and interest on the note was contingent upon the occurrence of future events.
      By not later than the end of fiscal 2003, events had occurred which reduced the likelihood that the franchise would achieve the level of earnings necessary to require the purchaser to pay the note, but no provisions were recorded to reduce the carrying amount of the note to reflect the decreased probability of its collection until the second quarter of fiscal 2005, when the Company established a $500,000 reserve against the note.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Accordingly, the Company has recorded a restatement adjustment in fiscal 2001 to reduce the carrying value of the note to its estimated fair value at issuance of $700,000; the resulting $300,000 loss on the sale of the franchise has been included in other non-operating expenses in the consolidated statement of operations for fiscal 2001. In addition, the Company has recorded a provision in other non-operating expenses of $350,000 in each of fiscal 2002 and 2003 to reduce the note to its estimated net realizable value, and reversed the provision of $500,000 initially recorded in the second quarter of fiscal 2005. (The statements of operations for fiscal 2001 and 2002 are not presented herein. The adjustments to fiscal 2001 and 2002 described above have been reflected, net of income taxes, as a component of the reduction in opening retained earnings for fiscal 2003 in the accompanying financial statements.)

Other Restatement Adjustments
      In connection with its review of accounting practices, the Company determined that certain expense accruals recorded in interim periods were not appropriate, and that other annual costs and expenses were incorrectly allocated among interim periods. Accordingly, the Company has recorded restatement adjustments to reverse certain accruals in interim periods for which there was not sufficient documentation and to allocate correctly other costs and expenses among interim periods.
      In addition, the Company has recorded additional restatement adjustments to correct various other errors, including not only errors identified in connection with the Company’s review of accounting practices, but also known errors which had not previously been corrected because the effect of the errors was not material to the financial statements.
Note 3 — Business Conditions, Uncertainties and Liquidity
      The Company incurred a net loss of $198.3 million in fiscal 2005. During the year, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced sales trends similar to those experienced in the Company Stores segment. These trends adversely affected operating margins in all three segments. Also during the year, litigation was commenced against the Company and certain current and former officers and directors, and investigations of the Company were initiated by the Commission and the United States Attorney for the Southern District of New York, as described in Notes 2 and 13. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters, which also is more fully described in Note 2.
      The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Notes 14 and 24). In addition, the Company incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses will, in the aggregate, be significantly greater in fiscal 2006 than in fiscal 2005, and could be substantial in later years.
      In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since the appointment of KZC, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities as described in Note 11, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations as described in Note 19 and selling certain non-strategic assets. The fees paid to KZC for its work subsequent to January 30, 2005 have been substantial. In addition, the Company issued to KZC a warrant to acquire 1.2 million shares of the Company’s common stock as described in Note 17.
      In addition to the foregoing, a committee of the Company’s board of directors conducted a search for a new chief executive officer to lead the Company on a permanent basis. On March 7, 2006, the Company announced the appointment, effective immediately, of a new chief executive officer having over 20 years experience in the food industry and with particular experience in consumer packaged goods.
      While the Company believes that these actions taken since January 2005 have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
      For the year ended January 29, 2006 (fiscal 2006), the Company’s revenues declined significantly from fiscal 2005 revenues reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. The Company incurred a loss in fiscal 2006 and expects that cash flows from operating activities will decline in fiscal 2006 from the approximately $85 million reported for fiscal 2005.
      In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations, continued access to external financing and the availability of proceeds from its directors’ and officers’ insurance. The insurance carriers that provide the Company’s directors’ and officers’ liability policies may seek to rescind or deny coverage with respect to pending investigations and actions, or the Company may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to the Company and/or some of its current and former directors, officers and employees, or if the Company does not have sufficient coverage under its policies, the Company’s business, results of operations and financial condition may be adversely affected.
      The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants, as described in Note 11. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted.
      The Company borrowed $120 million under these facilities in April 2005, and borrowings outstanding under the facilities were $119.4 million as of January 29, 2006. The facilities contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 11.
      The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the Company’s fiscal 2007 operating plan which includes, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.
      In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. The Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the first three quarters of fiscal 2006 or its annual report on Form 10-K for fiscal 2006. While the Company is working diligently to complete these filings, there can be no assurance as to when the Company will be current in its Exchange Act reporting obligations.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 —	Receivables
      The components of receivables are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$28,200	$21,743
Unaffiliated franchisees	17,889	18,897
Current portion of notes receivable	752	937
Less — allowance for doubtful accounts	(1,265)	(11,379)

	$45,576	$30,198

Receivables from related parties:
Equity Method Franchisees (Notes 1, 5, 19 and 21):
Trade	$15,900	$12,804
Current portion of notes receivable	312	2,000
Less — allowance for doubtful accounts	—	(1,105)

	16,212	13,699

Franchisees owned by Directors emeriti (Note 21):
Trade	1,935	1,669
Current portion of notes receivable	123	142

	2,058	1,811

	$18,270	$15,510

Non-current portion of notes receivable from related parties:
Equity Method Franchisees (Notes 19 and 21)	$6,335	$1,958
Franchisees owned by Directors emeriti (Note 21)	226	162

	$6,561	$2,120

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The transactions in the allowances for doubtful accounts are summarized as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$1,182	$1,453	$1,265
Provision for doubtful accounts	272	657	12,696
Reserves associated with acquired businesses	—	117	—
Chargeoffs	(1)	(962)	(2,582)

Balance at end of year	$1,453	$1,265	$11,379

Allowance for doubtful accounts related to Equity Method Franchisees:
Balance at beginning of year	$—	$—	$—
Provision for doubtful accounts	—	—	1,105
Chargeoffs	—	—	—

Balance at end of year	$—	$—	$1,105

Note 5 —	Inventories
      The components of inventories are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Raw materials	$8,731	$8,210
Work in progress	84	56
Finished goods	7,699	7,225
Purchased merchandise	13,190	12,948
Manufacturing supplies	117	152

	$29,821	$28,591

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 —	Other Current Assets
      Other current assets are composed of the following:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Receivables from directors’ and officers’ insurance carriers	$—	$3,390
Current portion of claims against insurance carriers related to self-insurance programs (Notes 1, 9, 10 and 12)	476	772
Other receivables	1,286	2,572
Assets held for sale	—	1,534
Prepaid expenses and other	5,659	5,197

	$7,421	$13,465

Note 7 — Property and Equipment
      Property and equipment consists of the following:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Land	$33,801	$30,733
Buildings	131,727	160,459
Machinery and equipment	157,069	175,126
Leasehold improvements	25,254	23,640
Construction in progress	6,550	3,853

	354,401	393,811
Less: accumulated depreciation	(66,909)	(84,597)

	$287,492	$309,214

      Property and equipment includes assets leased under capital leases having a net book value of approximately $7,339,000 and $8,769,000 at February 1, 2004 and January 30, 2005, respectively. Depreciation expense was $13,974,000, $21,882,000 and $30,905,000 in fiscal 2003, 2004 and 2005, respectively.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 8 — Goodwill and Other Intangible Assets
      Goodwill and other intangible assets consist of the following:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Indefinite-lived intangible assets:
Goodwill (by segment):
Company Stores	$139,386	$8,983
Franchise	23,496	23,496
KKM&D	213	213
Montana Mills	19,664	—

	182,759	32,692
Reacquired franchise rights associated with Company Stores	2,120	1,520
Trademarks and trade names associated with Montana Mills	11,300	—

	196,179	34,212
Definite-lived intangible assets:
Recipes	983	168

	$197,162	$34,380

      The carrying amount of intangible assets decreased principally as a result of impairment provisions recorded in fiscal 2005 relating to the decision to sell Montana Mills (Note 24) and resulting from the Company’s impairment testing of intangible assets (see Notes 1 and 14).

Note 9 —	Other Assets
      The components of other assets are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Computer software, net of accumulated amortization	$2,915	$2,523
Mirror 401(k) plan assets (Notes 12 and 22)	1,388	1,673
Non-current portion of notes receivable from unaffiliated franchisees	1,484	1,525
Deferred debt issuance costs, net of accumulated amortization	1,207	1,146
Non-current portion of claims against insurance carriers related to self-insurance programs (Notes 1, 6, 10 and 12)	1,011	1,067
Deposits	1,639	776
Other	724	518

	$10,368	$9,228

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 —	Accrued Liabilities
      The components of accrued liabilities are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Current portion of self-insurance claims, principally worker’s compensation (Notes 1, 6, 9 and 12)	$4,369	$7,161
Accrued professional fees	849	9,790
Salaries, wages and incentive compensation	4,041	4,607
Vacation pay	3,963	4,505
Taxes, other than income	3,249	4,084
Accrued charitable contributions	1,194	1,872
Current portion of lease termination costs (Note 14)	—	921
Current portion of deferred franchise fee revenue	991	244
Other	4,646	10,438

Total	$23,302	$43,622

Note 11 — Long Term Debt and Lease Commitments

Secured Credit Facilities
      On April 1, 2005, the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). KKDC is the borrower under each of the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under the $150 million Bank Facility described below and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.
      Both the First Lien Revolver and the Second Lien Revolver contain provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit reduces the amount available for cash borrowings under the related revolver. On the closing date, the Company obtained approximately $9.2 million of letters of credit (the “Backstop LCs”) under the Second Lien Revolver, which were issued to secure the Company’s reimbursement obligations relating to letters of credit issued under the $150 million credit agreement, and a new letter of credit of $6.0 million to secure obligations to one of the Company’s banks. Substantially all of the letters of credit issued under the $150 million Bank Facility (the majority of which secure the Company’s obligations under self-insured worker’s compensation insurance policies) have been replaced with new letters of credit issued under the Second Lien Revolver, and corresponding amounts of the Backstop LCs have been reduced.
      The Secured Credit Facilities have been amended since the closing of the facility. The description of the Secured Credit Facilities contained herein reflects such amendments through March 30, 2006.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Interest on borrowings under the First Lien Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus .50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate-based loans is 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a .25% fronting fee. There also is a fee of ..50% (.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.
      The Company pays fees aggregating 5.975% (7.35% from December 12, 2005 through January 28, 2007) on the entire $30 million Second Lien Revolver commitment. In addition, interest accrues on outstanding borrowings at either the Fed funds rate or LIBOR, and the outstanding amount of letters of credit issued under the Second Lien Revolver incurs a fronting fee of .25%.
      Interest on the outstanding balance of the Term Loan accrues either at LIBOR or at the Fed funds rate plus, in each case, the Applicable Margin. The Applicable Margin for LIBOR-based loans is 5.875% and for Fed funds-based loans is 4.875% (7.25% and 6.25%, respectively, from December 12, 2005 through January 28, 2007).
      As required by the Secured Credit Facilities, the Company has entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative is being accounted for as a cash flow hedge from its inception in fiscal 2006.
      Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. The operation of this restriction, and the restrictive financial covenants described below, may limit the amount the Company may borrow under the First Lien Revolver to less than $75 million. As defined in the agreement, “Consolidated EBITDA,” a non-GAAP measure, means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations described in the Note 13 (including, but not limited to, the purported securities class action litigation, the shareholder derivative actions and the purported ERISA class action litigation) the costs and expenses paid to KZC and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of Equity Method Franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the Consolidated Franchisees.
      Borrowings under the First Lien Revolver and the Second Lien Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults and, in the case of the First Lien Revolver, the existence of minimum Net Liquidity (as defined in the First Lien Revolver) of at least $10 million.
      The Term Loan is payable in equal quarterly installments of $300,000 beginning July 31, 2005 and a final installment equal to the remaining principal balance on April 1, 2010.
      The Secured Credit Facilities are required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events. In addition, the First Lien Revolver is required to be repaid on a daily basis to the extent the Company’s Net Liquidity (as defined in the First Lien Revolver) is below $20.0 million. Mandatory repayments under the First Lien Revolver do not reduce commitments under the First Lien Revolver. Net proceeds are generally required to be first applied to repay amounts outstanding under the First Lien Revolver and then (without giving effect to the amount

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
repaid under the First Lien Revolver) to be offered to the holders of the Term Loan. To the extent application of these mandatory prepayment provisions results in prepayment of amounts outstanding under the Term Loan, such prepaid amounts cannot be reborrowed, and any such prepayments are not subject to the prepayment fees described in the following paragraph.
      The Company may permanently reduce the commitments under both the First Lien Revolver and the Second Lien Revolver. The Company must pay a fee of 1% of the amount of any such reduction of the commitments under the First Lien Revolver which occurs before August 1, 2006. The Company may not reduce the commitments under the Second Lien Revolver until August 1, 2006. The Company must pay a fee of 3% of the amount of any such reduction which occurs on or before August 1, 2007; such fee declines to 2% on August 2, 2007, to 1% on August 2, 2008 and to zero on August 2, 2009. The Company may prepay the Term Loan on or after August 1, 2006; prepayment fees equal to the commitment termination fees for the Second Lien Revolver apply to any such Term Loan prepayments.
      The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. Each of these tests generally becomes more restrictive after fiscal 2007. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
      The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Long-term debt and capitalized lease obligations consist of the following:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Krispy Kreme Doughnut Corporation:
$119.3 million revolving line of credit	$87,000	$59,000
$30.7 million term loan	30,113	28,600
Capital lease obligations	7,339	7,360

	124,452	94,960

Glazed Investments:
$12 million credit facility	6,330	7,003
Real estate and equipment loans	14,319	6,347
Capital lease obligations	—	1,370
Subordinated notes	136	136

	20,785	14,856

New England Dough:
$14.4 million term loans	—	13,487
$12 million revolving line of credit	—	1,606

	—	15,093

KremeKo:
Credit facility	—	11,581
Building and equipment loans	—	2,199
Capital lease obligations	—	358

	—	14,138

Montana Mills	19	—

	145,256	139,047
Less: current maturities	(8,142)	(48,097)

	$137,114	$90,950

      Long-term debt and capitalized lease obligations mature as follows:

(In
Fiscal Year	thousands)

2006	$48,097
2007	2,707
2008	88,097
2009	10
2010	—
Thereafter	136

$139,047

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

$150 MILLION BANK FACILITY
      In October 2003, the Company entered into a $150,000,000 unsecured bank credit facility (the “Bank Facility”) to refinance certain existing debt and increase borrowing availability for general corporate purposes. The Bank Facility consisted of a $119,338,000 revolving credit facility (the “Bank Revolver”) and a $30,662,000 term loan (the “Bank Term Loan”). Borrowings under the Bank Revolver were used to repay indebtedness incurred in fiscal 2004 in connection with certain business combinations and to make loans to two Consolidated Franchisees to enable them to repay certain bank debt. Borrowings under the Bank Term Loan were used to refinance a $33 million term loan entered into to fund the initial purchase and the completion of the Company’s mix and distribution facility in Effingham, Illinois.
      Interest accrued on amounts outstanding under the Bank Facility at either the Base Rate, as defined, or LIBOR, in each case plus a Margin. As part of an interest rate hedging strategy, the Company at all times elected LIBOR-based interest on the Bank Term Loan until January 2005; as a result of a default by the Company under the Bank Facility, LIBOR-based interest became unavailable in January 2005 and interest was based upon the Base Rate until the Bank Facility was retired in April 2005. The Margin ranged from zero to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for LIBOR borrowings, based upon the Company’s performance under certain financial covenants contained in the Bank Facility. The interest rate applicable at February 1, 2004 and January 30, 2005 was 2.57% and 6.0%, respectively, on the Bank Revolver, and 2.38% and 6.0%, respectively, on the Bank Term Loan. In addition, fees on the unused portion of the Revolver ranged from 0.20% to 0.375%, based upon the Company’s performance under certain financial covenants contained in the Bank Facility.
      On April 1, 2005, the Company paid all amounts outstanding under the Bank Facility using proceeds of the Secured Credit Facility described above, and the Bank Facility was terminated.
      In May 2002, the Company entered into an interest rate swap agreement with a bank to convert variable rate payments due under the Bank Term Loan (and the predecessor $33 million term loan) to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense. Under the terms of the swap, the Company made payments to the bank on the notional balance of the swap (which equaled the balance of the term loans) at 5.09% and received payments at LIBOR. The Company accounted for the interest rate swap as a cash flow hedge through December 2004, and marked the swap to market at each balance sheet date with a corresponding entry to other comprehensive income or loss; there was no hedge ineffectiveness which was required to be reflected in earnings. Due to the Company’s failure to comply with a condition of the Bank Facility, in January 2005 the Company was no longer able to elect LIBOR-based interest payments on the Bank Term Loan; as a consequence, the interest rate swap could no longer be shown to be effective in hedging interest rate risk, and hedge accounting for the swap was discontinued. Subsequent changes in the fair value of the swap have been reflected in earnings. At February 1, 2004 and January 30, 2005, the fair value carrying amount of the swap was reflected as a liability in the consolidated balance sheet in the amount of $2,160,000 and $883,000, respectively. Accumulated other comprehensive loss as of February 1, 2004 and January 30, 2005 includes losses of $1,307,000 and $594,000, respectively (net of tax), related to the swap.
      Simultaneously with closing the Secured Credit Facility described above, the Company terminated the swap contract. The cost of terminating the swap contract and the unamortized debt issuance costs relating to the Bank Facility totaling approximately $1,350,000 was charged to earnings in the first quarter of fiscal 2006, ended May 1, 2005.

CONSOLIDATED FRANCHISEES
      Each of Glazed Investments, New England Dough and KremeKo had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
contained various financial and other covenants. At January 30, 2005, each of Glazed Investments, New England Dough and KremeKo were in violation of one or more covenants contained in the credit facilities, and accordingly all borrowings outstanding under these facilities were classified as current liabilities at January 30, 2005.
      In February 2006, Glazed Investments filed for bankruptcy protection and subsequently sold substantially all its assets to another of the Company’s franchisees The proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets are expected to be sufficient to retire all, or a substantial majority, of Glazed Investments’ outstanding debt, and the Company does not expect to be required to make any substantial payments pursuant to its guarantee of a majority of such indebtedness.
      In December 2005, the Company and the minority investors in New England Dough reached an agreement to reorganize the operations of the business. The Company and the minority owners of New England Dough retired its outstanding debt, which was subject to guarantees of the owners in proportion to their ownership interests.
      In April 2005, a Canadian court entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act. The Company subsequently reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations under its guarantees of KremeKo’s indebtedness to such lenders and related equipment repurchase agreements.
      Additional information concerning events subsequent to January 30, 2005, relating to each of Glazed Investments, New England Dough and KremeKo, including the settlements of these companies’ indebtedness, appears in Note 19.

LEASE OBLIGATIONS
      The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 30, 2005 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases

	(In thousands)
2006	$17,852	$6,800
2007	17,030	2,959
2008	15,610	543
2009	15,148	12
2010	15,237	—
Thereafter	265,426	—

	$346,303	10,314

Less: portion representing interest and executory costs		(1,226)

		$9,088

      Rental expense, net of rental income, totaled $11,615,000 in fiscal 2003, $16,971,000 in fiscal 2004 and $24,242,000 in fiscal 2005.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

CASH PAYMENTS OF INTEREST
      Interest paid totaled $1,966,000 (including $74,000 that was capitalized) in fiscal 2003, $4,556,000 (including $45,000 that was capitalized) in fiscal 2004 and $7,252,000 (including $96,000 that was capitalized) in fiscal 2005.
Note 12 — Other Long-Term Obligations
      The components of other long-term obligations are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Deferred rent expense	$5,625	$8,845
Non-current portion of self-insurance claims, principally worker’s compensation (Notes 1, 6, 9 and 10)	5,168	5,899
Mirror 401(k) plan liability (Notes 9 and 22)	1,388	1,673
Non-current portion of lease termination costs (Note 14)	—	1,360
Non-current portion of deferred franchise fee revenue	1,079	1,359
Non-current portion of interest rate swap liability	1,728	—
Other	7,270	7,311

	$22,258	$26,447

Note 13 — Commitments and Contingencies
      Except as disclosed below, the Company currently is not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Governmental Investigations

SEC Investigation
      On October 7, 2004, the staff of the SEC advised the Company that the Commission had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.

United States Attorney Investigation
      On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised the Company that it would seek to conduct interviews of certain current and former officers and employees of the Company. The Company is cooperating with the investigation.

Department of Labor Review
      On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) have occurred. The Company is cooperating with the DOL.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

State Franchise/ FTC Inquiry
      On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of the Company’s financial statements and requested that the Company provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. Earlier in 2005, the Company had chosen not to renew the Company’s disclosure document in the Registration States because the Company realized that the Company’s financial statements would need to be restated and because the Company had stopped selling domestic franchises. The Company is fully cooperating with the inquiry and has delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. The Company has not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.

Litigation

Federal Securities Class Actions
      On May 12, 2004, Eastside Investors, on behalf of itself and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004, filed an action in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former officers. This action alleges violations of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation. To date, 14 follow-on actions have been filed in the same court alleging substantially similar claims. On November 8, 2004 all of these claims were consolidated into one action. Subsequent to the consolidation, plaintiffs filed two amended complaints, the latest of which was filed on May 23, 2005. The complaint now covers investors who purchased the Company’s publicly traded securities between March 8, 2001 and April 18, 2005. The Company filed a motion to dismiss on October 14, 2005, which motion is currently pending. Although the Company intends to defend itself vigorously, the Company cannot at this time predict the resolution of these actions.

Shareholder Derivative Actions
      Shareholder derivative actions have been filed by persons identifying themselves as Krispy Kreme shareholders and purporting to act on behalf of the Company. A related books and records action was also filed in North Carolina state court.
— Federal Court Shareholder Derivative Actions
      Three shareholder derivative actions have been filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.
      The defendants in one or more of these actions include certain current and former directors and/or officers of the Company, including Messrs. Livengood and Tate, and persons or entities that have sold

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
franchises to the Company. The complaints in these actions allege that the current and former directors and officers of the Company (other than members of the Special Committee and the Company’s new Chief Executive Officer) named as defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints seek (i) damages; (ii) rescission of the Company’s acquisitions of certain franchises; (iii) disgorgement of the proceeds from these acquisitions; (iv) other appropriate equitable relief; (v) costs and expenses; and (vi) other relief as may be just and proper.
      In orders dated November 5, 2004, November 24, 2004, April 4, 2005 and June 1, 2005, the court stayed the Wright action pending completion of the investigation of the Special Committee.
      On June 3, 2005, the plaintiffs in the Wright, Blackwell and Andrews actions filed a motion to consolidate the three actions and seeking the naming of lead plaintiffs in the consolidated action. On June 27, 2005, Trudy Nomm, who, like the plaintiffs in the Wright, Blackwell and Andrews actions identifies herself as a Krispy Kreme shareholder, filed a motion to intervene in these derivative actions and to be named lead plaintiff. On July 12, 2005, the Court consolidated the Wright, Blackwell and Andrews shareholder derivative actions under the heading Wright v. Krispy Kreme Doughnuts, Inc., et al. and ordered the plaintiffs to file a consolidated complaint on or before the later of: (a) 45 days after the plaintiffs receive the report of the Special Committee; or (b) 30 days after the Court appoints lead counsel. The defendants are not required to file their answers or motions to dismiss until 45 days following the filing of the consolidated complaint. A consolidated complaint has not yet been filed.
      On August 10, 2005, the Company announced that the Special Committee had completed its investigation. The Special Committee concluded that it was in the best interest of the Company to reject the demands by shareholders that the Company commence litigation against the current and former directors and officers of the Company named in the derivative actions, and to seek dismissal of the shareholder litigation against the outside directors, the sellers of certain franchises and current and former officers other than Scott Livengood, John Tate, and Randy Casstevens. The Special Committee concluded that it would not seek dismissal of shareholder derivative litigation against Messrs. Livengood, Tate and Casstevens.
      On October 21, 2005, the Court granted Ms. Nomm’s motion to intervene. On October 28, 2005, the Court appointed the plaintiffs in the Wright action, Judy Woodall and William Douglas Wright, as co-lead plaintiffs in the consolidated action.
— State Court Shareholder Derivative Actions
      Two shareholder derivative actions have been filed in the Superior Court of North Carolina, Forsyth County: Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed November 12, 2004, and Lockwood v. Krispy Kreme Doughnuts, Inc., et al., filed January 21, 2005. On April 26, 2005, those actions were assigned to the North Carolina Business Court. On May 26, 2005, the plaintiffs in these actions voluntarily dismissed these actions in favor of a federal court action they filed on May 25, 2005 (the Andrews action discussed above).

State Court Books and Records Action
      On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and to serve as lead plaintiff in the federal court actions. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff.

ERISA Class Action
      On March 16, 2005, the Company’s wholly-owned subsidiary, KKDC, was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserts claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purport to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contend that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. The plaintiffs filed an amended complaint on July 1, 2005, asserting the same claims they asserted in their original complaint. The defendants received an extension of time to respond to the amended complaint, and on December 15, 2005, filed a motion to dismiss the amended complaint for failure to state a claim on which relief may be granted. Plaintiffs seek unspecified monetary damages and other relief. The Company believes the allegations in this action are without merit and intends to defend vigorously against these claims.

Franchisee Litigation
— Lone Star
      On May 19, 2005, KKDC was sued by one of the Company’s area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before-delivery terms, and referred the matter to the American Arbitration Association for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, the Company reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment, and a de-identification of all former Krispy Kreme locations.
— Sweet Traditions
      On July 19, 2005, KKDC was sued by one of the Company’s area developers, Sweet Traditions, LLC, and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, KKDC removed the case to the United States District Court for the Southern District of Illinois and on July 27, 2005, the District Court entered an order denying plaintiffs’ motion for preliminary injunction on the basis that their claims had no reasonable likelihood of success on the merits. On November 7, 2005, KKDC filed its answer denying the allegations in the complaint, and on November 11, 2005, at the joint request of the

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
parties, the District Court entered a stay of proceedings pending arbitration. The Company will vigorously defend against the alleged claims in the arbitration proceeding.
— Great Circle
      On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which seeks unspecified damages and injunctive relief, purports to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arise out of and relate to Great Circle’s franchise relationship with the Company. On November 8, 2005, KKDI, KKDC and certain co-defendants filed a petition in the California court for an order compelling arbitration of all of the alleged claims pursuant to mandatory arbitration clauses in Great Circle’s development agreement and franchise agreements. On December 23, 2005, the court entered an order denying the petition to compel arbitration. On January 4, 2006, KKDI and KKDC filed a notice of appeal from the court’s denial of the petition to compel arbitration. The Company’s co-defendants have also filed notices of appeal. The filing of the appeals stays all litigation in the trial court. While the Company cannot predict how long the appeal process will take or the outcome of the appeal, whether this action proceeds in the California court or is ordered to arbitration, the Company will continue to defend vigorously against the alleged claims.
      On April 14, 2006, Great Circle filed a demand for arbitration with the American Arbitration Association. Great Circle’s arbitration demand asserts 51 causes of action against KKDI, KKDC and various current and former officers and directors and others, arising out of and relating to Great Circle’s franchise relationship with KKDC. The demand, which asserts many of the same claims brought by Great Circle’s principals on Great Circle’s behalf in the litigation described above, seeks at least $20 million in damages, declaratory relief, accounting and rescission. The case is still in its very early stages and the respondents have not yet responded to the arbitration demand. At this early stage, KKDI and KKDC cannot predict how long the arbitration will take or evaluate the merits or weaknesses of the case. However, KKDI and KKDC intend to defend vigorously against the alleged claims.
      On January 5, 2006, as a result of continuing defaults by Great Circle under its franchise agreements with the Company, KKDC terminated Great Circle’s franchise licenses and commenced an action in North Carolina state court based on Great Circle’s unauthorized use of the Krispy Kreme trademarks. KKDC sought and obtained a temporary restraining order prohibiting Great Circle and its affiliates from using the Krispy Kreme marks and holding themselves out as a Krispy Kreme franchisee. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and brand fund fees, the Company reinstated Great Circle’s franchise licenses and resumed product shipments. Great Circle remains indebted to the Company for other amounts due under its franchise agreements, and the Company has reserved its rights to pursue payment of those amounts.

—	KremeKo
      On January 11, 2006, KKDI, KKDC, two of their former officers and PricewaterhouseCoopers LLP were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former Canadian developer and franchisee, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. On February 24, 2006, KKDI and KKDC filed a petition in the California court for an order compelling arbitration of all of the alleged claims

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
pursuant to mandatory arbitration clauses in the KremeKo shareholders’ agreement and KremeKo’s development agreement and franchise agreements. On the same date, Mr. Fisher filed an amended complaint, which asserts the same claims as in his original complaint. The case is still in its very early stages and defendants have not yet responded to the amended complaint. At this early stage, KKDI and KKDC cannot predict how long the litigation will take or evaluate the merits or weaknesses of the case. However, KKDI and KKDC intend to defend vigorously against the alleged claims.
      The Company cannot predict the likelihood of an unfavorable outcome of, or the amount or range of potential loss with respect to, or the amount that might be paid in connection with any settlement of, any of the foregoing matters, and, accordingly, no provision for loss with respect to any of these matters has been reflected in these consolidated financial statements.
      The Company also is engaged in various legal proceedings incidental to its normal business activities. In management’s opinion, the outcome of these matters is unlikely to have a material effect on the Company’s financial statements. The Company maintains customary insurance policies against claims and suits which arise in the course of its business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Contingencies and Commitments
      The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The terms of the guarantees range from 2 to 20 years. The Company’s contingent liability related to these guarantees was approximately $25,060,000 at January 30, 2005, exclusive of guarantees related to Consolidated Franchisees. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at January 30, 2005, approximately $24,593,000 relates to Equity Method Franchisees, as summarized in Note 19. The percentage guaranteed generally approximates the Company’s ownership percentage in the franchisee. The guarantees expire between fiscal 2006 and fiscal 2023. The remaining guarantees of $467,000 relate to franchisees in which the Company has no ownership interest and expire between fiscal 2007 and fiscal 2009. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the respective agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determine the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
      The Company is subject to indemnification obligations to its directors and officers as described in Note 3.
      Commercial banks had issued letters of credit on behalf of the Company totaling $8,834,000 at January 30, 2005. Of this amount, $8,625,000 represents letters of credit issued to secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The remaining $209,000 represents primarily letters of credit provided in lieu of security deposits for leases on certain stores operated by a franchisee in which the Company has an ownership interest. Letters of credit have terms of one year or less.
      The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar, shortening and coffee beans are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from three months’ to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 30, 2005, the Company had approximately $112.9 million of commitments under ingredient forward purchase contracts and equipment purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations.
      In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient, as more fully described in Note 2. The aggregate fair value of unassigned futures contacts as of January 30, 2005 was a liability of approximately $154,000 which is included in accrued expenses in the consolidated balance sheet.

Arbitration Award
      During fiscal 2003 the Company accrued a provision of $9,075,000 for the anticipated costs of settling a preliminary arbitration award of damages and costs against the Company and Golden Gate relating to a breach of contract dispute associated with the Company’s and Golden Gate’s development of the Northern California market. After negotiations, all claims were settled for $8,550,000 in May 2003, and $525,000 of the accrual was credited to earnings and is reflected in the results of operations for fiscal 2004.
Note 14 — Impairment Charges and Lease Termination Costs
      The components of impairment charges and lease termination costs are as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(In thousands)
Impairment charges:
Impairment of goodwill	$—	$—	$131,609
Impairment of long-lived assets	—	—	25,953
Impairment of reacquired franchise rights	—	—	600
Other	—	—	825

Total impairment charges	—	—	158,987

Lease termination costs:
Gross provision for termination costs	—	—	3,134
Less — reversal of previously recorded deferred rent expense	—	—	(274)

Net provision	—	—	2,860

	$—	$—	$161,847

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The transactions reflected in the accrual for lease termination costs are as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(In thousands)
Balance at beginning of year	$—	$—	$—
Provision for lease termination costs:
Provisions associated with store closings	—	—	3,323
Net reversals of previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	—	—	(237)
Accretion of discount	—	—	48

	—	—	3,134
Payments			(853)

Balance at end of year	$	$	$2,281

Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$—	$—	$921
Other long-term obligations	—	—	1,360

	$—	$—	$2,281

Note 15 — Other Income and Expense
      The components of other income and expense, net are as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Gain (loss) on disposals of property and equipment	$(934)	$(939)	$(4,535)
Foreign currency gains and (losses)	(350)	267	170
Gain on sale of stores to franchisee	—	2,725	—
Impairment charge related to Equity Method Franchisee	—	—	(1,545)
Adjustment to carrying value of written option	—	—	(400)

	$(1,284)	$2,053	$(6,310)

Note 16 — Income Taxes
      The components of the provision for income taxes are as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Current	$19,663	$35,947	$1,764
Deferred	56	(3,491)	10,117

	$19,719	$32,456	$11,881

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Income tax expense is included in the consolidated statement of operations as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Income from continuing operations	$19,719	$33,146	$9,674
Discontinued operations	—	(690)	2,207

	$19,719	$32,456	$11,881

      The components of income (loss) before income taxes are as follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan, 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Income (loss) from continuing operations:
Domestic	$52,817	$87,107	$(131,061)
Foreign	(2,040)	(4,116)	(16,319)

	50,777	82,991	(147,380)
Loss from discontinued operations (all domestic)	—	(1,972)	(37,847)

Total income (loss) before income taxes	$50,777	$81,019	$(185,227)

      A reconciliation of a tax provision on income (loss) computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Income taxes at statutory federal rate	$17,772	$28,357	$(64,829)
State income taxes	1,227	2,613	(5,811)
Foreign losses with no tax benefit	714	1,441	5,712
Impairment of intangible assets	—	—	12,396
Valuation allowance provided on deferred income tax assets	—	—	65,160
Other	6	45	(747)

	$19,719	$32,456	$11,881

      Income tax payments, net of refunds, were $5,298,000 in fiscal 2003. In fiscal 2004, the Company received a refund, net of income tax payments, of $2,763,000. The Company received income tax refunds of approximately $7.5 million in fiscal 2005. The income tax payments in fiscal 2003 and fiscal 2004 were lower than the current income tax provision due to the income tax benefit of stock option exercises of $13,795,000 and $42,806,000 during fiscal 2003 and fiscal 2004, respectively.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The components of deferred income taxes are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Net current assets	$7,405	$3,913
Net non-current assets (liabilities)	2,941	(3,913)

Net asset	$10,346	$—

      The tax effects of temporary differences are as follows:

	Feb. 1,	Jan. 30,
	2004	2005

	(restated)
	(In thousands)
Deferred income tax assets:
Deferred compensation	$609	$549
Insurance	3,180	4,431
Deferred revenue	2,093	2,041
Charitable contributions carryforward	1,393	3,322
Gain on hedging transactions	853	660
Other current assets	1,985	6,745
Goodwill and other intangible assets	686	45,639
Other current liabilities	2,735	6,699
Other non-current liabilities	1,784	4,853
Federal tax credit carryforwards	701	1,330
Federal net operating loss carryforwards	9,241	12,999
State tax credit carryforwards	539	537
State net operating loss carryforwards	5,880	5,880

Gross deferred income tax assets	31,679	95,685
Valuation allowance on deferred income tax assets	(5,240)	(72,428)

Deferred income tax assets, net of valuation allowance	26,439	23,257

Deferred income tax liabilities:
Cumulative translation adjustment	(426)	(1,019)
Property and equipment	(14,816)	(21,117)
Other non-current assets	(292)	(835)
Other	(559)	(286)

Gross deferred income tax liabilities	(16,093)	(23,257)

Net deferred income tax asset	$10,346	$—

      At January 30, 2005, the Company has recorded a valuation allowance against deferred income tax assets of $72,428,000 representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 30, 2005 and the fact that the Company incurred a loss in its fiscal year ended January 29, 2006, that realization of the net

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
deferred income tax asset was more likely than not. Of the aggregate valuation allowance, $9,186,000 represents the tax benefits of federal and state net operating loss carryforwards arising from tax deductions relating to the exercise of stock options by employees and which, if subsequently recognized, would be recorded as an addition to common stock. The Company’s federal income tax loss carryforwards expire in fiscal 2024 and 2025. The Company’s state income tax loss carryforwards expire in fiscal 2010 through 2025.
      The Company currently is subject to examinations of its fiscal 2002 through 2004 income tax returns by the Internal Revenue Service, and other tax examinations by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes.
Note 17 — Shareholders’ Equity

STOCK OPTION PLANS, RESTRICTED STOCK AWARDS AND WARRANTS
      In July 2000, the Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and commons shares may be awarded. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000 shares, including 496,000 shares that were available for grant, but not granted, under an earlier stock option plan. The 2000 Plan limits awards to 3,000,000 shares for incentive stock options and 1,200,000 shares, in the aggregate, for stock appreciation rights, performance units, restricted stock and stock awards. Stock options were granted at prices equal to the fair market value of the Company’s common stock on the date of grant.
      The following table summarizes stock option transactions for fiscal 2003, 2004 and 2005:

			Weighted	Shares Subject	Weighted
	Shares Subject	Range of	Average	to Exercisable	Average
	to Option	Exercise Prices	Exercise Price	Options	Exercise Price

Outstanding at February 3, 2002	9,628,300		$7.90	2,976,200	$4.06
Granted	1,186,200	$30.98 - $37.25	35.11
Exercised	(1,187,300)		6.01
Canceled	(186,400)		4.84

Outstanding at February 2, 2003	9,440,800		$11.60	4,567,800	$5.68
Granted	1,829,200	$28.11 - 44.22	37.65
Assumed through acquisition	45,100		32.83
Exercised	(3,300,000)		5.91
Canceled	(539,700)		29.63

Outstanding at February 1, 2004	7,475,400		$19.31	4,281,500	$8.56
Granted	1,113,500	$14.04 - $38.71	15.00
Exercised	(471,000)		2.48
Canceled	(669,400)		28.63

Outstanding at January 30, 2005	7,448,500		$18.89	4,918,700	$14.39

      At January 30, 2005, there were approximately 4,748,000 shares of common stock available for issuance pursuant to future stock option grants.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Additional information regarding stock options outstanding as of January 30, 2005 is as follows:

	Options Outstanding			Options Exercisable

Range of		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Contractual Life (Years)	Exercise Price	Shares	Exercise Price

$ 1.30 - $ 6.66	2,653,000	3.6	$1.47	2,599,700	$1.40
$13.33 - $19.99	1,507,500	7.8	$14.50	578,600	$14.93
$20.00 - $26.65	35,000	6.3	$22.06	22,500	$22.06
$26.66 - $33.32	1,207,600	6.5	$29.20	868,400	$29.50
$33.33 - $39.98	1,302,100	7.6	$35.34	585,600	$35.39
$39.99 - $46.64	743,100	8.3	$44.19	263,700	$44.16
$59.97 - $66.63	200	7.1	$66.63	200	$66.63
      WARRANTS. In connection with the Company’s acquisition of Montana Mills in fiscal 2004, the Company assumed warrants previously issued by Montana Mills as described in Note 20. As of January 30, 2005, these warrants are exercisable for 422,900 shares of the Company’s common stock at exercise prices ranging from $49.97 to $99.94 per share and generally expire in fiscal 2008.
      In connection with the services agreement dated as of January 18, 2005, between the Company and KZC, the Company issued to KZC a warrant to acquire 1.2 million shares of the Company’s common stock at a price of $7.75 per share.
      Pursuant to its terms, the warrant became exercisable on April 6, 2006, and expires on January 31, 2013. The fair value of the warrant will be charged to expense during the period beginning on January 18, 2005 and ending on April 6, 2006.

SHAREHOLDER RIGHTS PLAN
      Each share of the Company’s common stock has one preferred share purchase right. Each share purchase right entitles the registered shareholder to purchase one one-hundredth (1/100) of a share of Krispy Kreme Series A Participating Cumulative Preferred Stock at a price of $96.00 per one one-hundredth of a Series A preferred share. The share purchase rights are not exercisable until the earlier to occur of (1) 10 days following a public announcement that a person or group of affiliated or associated persons — referred to as an acquiring person — has acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or (2) 10 business days following the commencement of, or announcement of an intention to make a tender offer or exchange offer which would result in an acquiring person beneficially owning 15% or more of the outstanding shares of common stock.
      If the Company is acquired in a merger or other business combination, or if 50% or more of the Company’s consolidated assets or earning power is sold after a person or group has become an acquiring person, proper provision will be made so that each holder of a share purchase right — other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void — will have the right to receive, upon exercise of the share purchase right at the then current exercise price, the number of shares of common stock of the acquiring company which at the time of the transaction have a market value of two times the share purchase right exercise price. If any person or group becomes an acquiring person, proper provision shall be made so that each holder of a share purchase right — other than share purchase rights beneficially owned by the acquiring person, which will thereafter be void — will have the right to receive upon exercise, and without paying the exercise price, the number of shares of Krispy Kreme common stock with a market value equal to the share purchase right exercise price.
      Series A preferred shares purchasable upon exercise of the share purchase rights will not be redeemable. Each Series A preferred share will be entitled to a minimum preferential dividend payment of

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$1 per share and will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event the Company liquidates, the holders of the Series A preferred shares will be entitled to a minimum preferential liquidation payment of $1 per share but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each Series A preferred share will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Series A preferred share will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.
      Before the date the share purchase rights are exercisable, the share purchase rights may not be detached or transferred separately from the common stock. The share purchase rights will expire on January 18, 2010, unless that expiration date is extended or unless the share purchase rights are redeemed or exchanged by the Company. At any time an acquiring person acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, the Board of Directors may redeem the share purchase rights in whole, but not in part, at a price of $0.001 per share purchase right. Immediately upon any share purchase rights redemption, the exercise rights terminate and the holders will only be entitled to receive the redemption price.
Note 18 — Segment Information
      The Company’s reportable segments are Company Stores, Franchise and KKM&D. The Company Store segment is comprised of the operating activities of the stores owned by the Company and by consolidated franchisees. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores is purchased from the KKM&D segment. The Franchise segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.
      All intercompany transactions between the KKM&D segment and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. In prior years, operating income for Company Stores included an allocation of operating earnings from KKM&D to Company Stores estimated to approximate the portion of KKM&D earnings attributable to sales to Company Stores. In fiscal 2005, this allocation was discontinued, and amounts previously reported for fiscal 2003 and 2004 have been adjusted to conform to the fiscal 2005 presentation. Royalties charged by the Company to Consolidated Franchisees and eliminated in consolidation are not included in Franchise segment revenues or operating income, and have not been charged to Company Stores operating income, in the table set forth below. The gross profit earned by the KKM&D segment on sales of equipment to the Company Stores segment similarly is not included in the KKM&D segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of the intercompany profit.
      Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents the results of operations of the Company’s operating segments for fiscal 2003, 2004 and 2005. Segment operating income is income before general corporate expenses and income taxes.

	Year Ended

	Feb. 2,	Feb. 1,	Jan. 30,
	2003	2004	2005

	(restated)	(restated)
	(In thousands)
Revenues:
Company Stores	$319,886	$441,707	$508,100
Franchise	19,156	23,506	24,720
KKM&D	275,185	350,998	351,530
Intersegment sales eliminations	(123,499)	(166,866)	(176,584)

Total revenues	$490,728	$649,345	$707,766

Operating income:
Company Stores	$31,912	$42,675	$10,489
Franchise	14,172	18,702	16,542
KKM&D	50,911	73,662	52,558
Unallocated general and administrative expenses	(31,659)	(46,883)	(57,339)
Impairment charges and lease termination costs	—	—	(161,847)
Arbitration award	(9,075)	525	—

Total operating income (loss)	$56,261	$88,681	$(139,597)

Depreciation and amortization expense:
Company Stores	$11,151	$17,390	$27,743
Franchise	108	173	172
KKM&D	1,830	3,093	3,152
Corporate administration	1,586	1,653	867

Total depreciation and amortization expense	$14,675	$22,309	$31,934

      Revenues for fiscal 2003, 2004 and 2005 include approximately $6 million, $16 million and $40 million, respectively, from customers outside the United States. Approximately $15 million of the carrying value of property and equipment at January 30, 2005 relates to KremeKo, a Canadian subsidiary first consolidated in fiscal 2005 as described in Note 1.
Note 19 — Investments in Franchisees
      The Company has entered into agreements with investors to develop and operate Krispy Kreme stores. The Company has consolidated the financial statements of four of these entities (the “Consolidated Franchisees”) with the financial statements of the Company, and uses the equity method to account for its investments in the remaining franchisees in which it has an equity interest (the “Equity Method Franchisees”).

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED FRANCHISEES
      Information about the Company’s Consolidated Franchisees as of January 30, 2005 and the markets served by those franchisees is set forth below:

		Ownership %

	Geographic		Third	Loan/ Lease	Fiscal 2005
	Market	KKD	Parties	Guarantees(1)	Revenues

				(In thousands)
Freedom Rings, LLC	Eastern Pennsylvania, Delaware, Southern New Jersey	70.0%	30.0%	$920	$20,837
Glazed Investments, LLC	Colorado, Minnesota, Wisconsin	85.9%	14.1%	$9,963	$50,066
New England Dough, LLC	Connecticut, Maine, Massachusetts, Rhode Island New Hampshire, Vermont	57.0%	43.0%	$8,628	$16,617
KremeKo, Inc.	Central and Eastern Canada	40.6%	59.4%	$9,823	$23,158

(1)	Included in the disclosures of aggregate indebtedness and lease obligations of the Company and its subsidiaries set forth in Note 11.
      Each of New England Dough and KremeKo have been consolidated effective as of May 2, 2004 (the last day of the first quarter of fiscal 2005) upon the Company’s adoption of FIN 46(R) as described in Note 1. The Company has consolidated the financial statements of Glazed Investments from August 22, 2003, the date on which the Company’s investments in Glazed Investments’ voting interests first constituted a majority of such interests. Prior to consolidating the financial statements of these entities, the Company accounted for its investments in them using the equity method. The Company has consolidated the financial statements of Freedom Rings continuously from its inception in March 2001.
      Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice (the “Ontario Court”) entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company coincident with the CCAA action. An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. The Company intends to account for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method. The Company’s equity in the results of operations of KremeKo during this period will include KremeKo’s operating losses, reduced by gains on extinguishment of debt arising from the Company’s settlements with KremeKo’s lenders and the indebtedness of KremeKo extinguished in the CCAA process.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On October 15, 2005, the Company acquired the 30% interest in Freedom Rings owned by the minority investor in exchange for nominal consideration. On October 16, 2005, Freedom Rings filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Freedom Rings’ financial statements. All of Freedom Rings’ stores have been closed and its operations are in the process of being wound up.
      In December 2005, the Company and the minority investors in New England Dough reached an agreement to reorganize the operations of the business. In connection with that agreement, the Company acquired three New England Dough stores, a fourth store was acquired by the minority investors, and the remaining New England Dough stores were closed. The Company and the minority owners of New England Dough retired its outstanding debt, which was subject to guarantees of the owners in proportion to their ownership interests. New England Dough’s affairs are in the process of being wound up.
      In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003 as described in Note 20, the Company issued two options to the minority owners of Glazed Investments, each of which required the Company to purchase, subject to certain conditions, an approximate 11% interest in Glazed Investments at the option of the minority owners. The Company recorded the option liabilities at their estimated aggregate fair value of $1.3 million as of their issuance. The first of the options became exercisable in April 2004 and was exercised in October 2004. The Company recorded a charge to earnings of approximately $400,000 to increase the option liabilities to their estimated fair value as of the exercise date; such charge is included in “Other income and (expense), net” in the accompanying consolidated statement of operations.
      The closing of the option exercise took place in October 2004, when the Company paid approximately $3,618,000 cash to acquire the additional 11% interest in Glazed Investments. The Company estimated the fair value of Glazed Investments’ assets in connection with adjusting the carrying value of the options to their estimated fair value as of October 2004. Subsequent to fiscal 2005, the remaining option was cancelled.
      On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash; Glazed Investments closed the balance of its stores. The proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets are expected to be sufficient to retire all, or a substantial majority, of Glazed Investments’ outstanding debt.

Equity Method Franchisees
      As of January 30, 2005, the Company has invested in 13 Equity Method Franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. Notes receivable bear interest, payable semi-annually, at rates ranging from 3.5% to 10.0% per annum, and have maturity dates ranging from September 2007 to the dissolution of the franchisee. These investments and notes receivable are recorded in investments in Equity Method Franchisees in the consolidated balance sheet.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

			Ownership %
		Number of
		Stores as of		Third
	Geographic Market	January 30, 2005	KKD	Parties

A-OK, LLC	Arkansas, Oklahoma	6	30.3%	69.7%
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	7	30.3%	69.7%
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	2	33.3%	66.7%
Caribbean Glaze Corporation	Puerto Rico	—	30.0%	70.0%
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	2	33.3%	66.7%
KK Wyotana, LLC	Wyoming, Montana	1	33.3%	66.7%
KKNY, LLC	New York City, Northern New Jersey	9	30.3%	69.7%
KremeWorks, LLC	Alaska, Hawaii, Oregon, Washington, Western Canada	12	25.0%	75.0%
Krispy Kreme Australia Pty Limited	Australia/ New Zealand	5	35.0%	65.0%
Krispy Kreme of South Florida, LLC	Southern Florida	6	35.3%	64.7%
Krispy Kreme U.K. Limited	United Kingdom, Republic of Ireland	5	35.1%	64.9%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	3	30.0%	70.0%
Priz Doughnuts, LP	Texas (El Paso), Mexico (Ciudad Juarez)	2	33.3%	66.7%
      Information about the Company’s investments in and advances to franchisees accounted for using the equity method and about these franchisees’ financial position and results of operations is set forth below:

	Summary Financial Information(1)

		Net			Total
	Net	Income/	Total	Total	Equity
	Sales	(Loss)	Assets	Liabilities	(Deficit)

	(In thousands)
A-OK, LLC	$16,749	$789	$8,212	$8,840	$(628)
Amazing Glazed, LLC	15,685	(1,053)	13,240	13,081	159
Amazing Hot Glazers, LLC	6,990	31	4,205	3,684	521
Caribbean Glaze Corporation	—	(200)	310	111	199
KK-TX I, L.P.	4,859	98	2,975	3,106	(131)
KK Wyotana, LLC	1,055	(142)	1,673	1,820	(147)
KKNY, LLC	22,599	(5,990)	21,356	11,351	10,005
KremeWorks, LLC	39,365	1,477	37,050	34,709	2,341
Krispy Kreme Australia Pty Limited	19,893	(1,782)	16,656	15,376	1,280
Krispy Kreme of South Florida, LLC	18,199	1,076	10,921	11,677	(756)
Krispy Kreme U.K. Limited	8,200	(4,310)	16,156	6,953	9,203
Krispy Kreme Mexico, S. de R.L. de C.V.	5,156	60	4,901	1,549	3,352
Priz Doughnuts, LP	3,839	70	2,589	2,365	224

(1)	The net sales and net income (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2004, and the amounts shown as total assets and total liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2004.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s financial exposures related to Equity Method Franchisees are summarized in the table below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	February 1, 2004

	(restated)
	Investment		Notes Receivable		Loan and
	and	Trade			Lease
	Advances	Receivables	Current	Long-term	Guarantees

	(In thousands)
A-OK, LLC	$260	$1,118	$56	$118	$1,320
Amazing Glazed, LLC	289	1,318	71	150	—
Amazing Hot Glazers, LLC	155	257	22	48	948
Entrepreneurship and Economic Development Investment, LLC	544	178	22	—	—
KK-TX I, L.P.	(156)	769	—	—	612
KK Wyotana, LLC	—	—	—	—	—
KKNY, LLC	238	1,003	—	—	—
KremeKo, Inc.	6,520	3,659	—	—	7,488
Kremeworks, LLC	208	2,489	—	—	—
Krispy Kreme Australia Pty Limited	1,074	878	—	1,598	1,994
Krispy Kreme of South Florida, LLC	2,585	734	—	4,123	1,694
Krispy Kreme U.K. Limited	1,677	343	—	—	—
Krispy Kreme Mexico, S. de R.L. de C.V.	681	1,491	—	—	—
New England Dough, LLC	509	1,558	118	251	6,206
Priz Doughnuts, LP	—	105	23	47	—

	$14,584	$15,900	$312	$6,335	$20,262

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	January 30, 2005

	Investment		Notes Receivable		Loan and
	and	Trade			Lease
	Advances	Receivables	Current	Long-term	Guarantees

	(In thousands)
A-OK, LLC	$(33)	$1,222	$58	$55	$3,001
Amazing Glazed, LLC	22	443	73	76	2,590
Amazing Hot Glazers, LLC	175	122	23	22	951
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(44)	110	—	—	1,578
KK Wyotana, LLC	—	51	—	—	—
KKNY, LLC	(7)	1,199	—	—	—
Kremeworks, LLC	638	3,072	900	—	2,667
Krispy Kreme Australia Pty Limited	385	1,551	922	1,767	4,419
Krispy Kreme of South Florida, LLC	413	1,310	—	20	8,068
Krispy Kreme U.K. Limited	3,327	1,456	—	—	851
Krispy Kreme Mexico, S. de R.L. de C.V.	1,007	1,363	—	—	—
Priz Doughnuts, LP	—	905	24	18	468

	$5,973	$12,804	$2,000	$1,958	$24,593

      While the Company is a 30.3% equity owner of KKNY, LLC (“KKNY”), the Company has no recorded investment in KKNY because the Company’s share of its losses has exhausted the Company’s initial investment. Other investors in KKNY have funded its operations, and the Company’s 30.3% ownership does not reflect any dilution which would arise in the event the Company chose not to fund its share of any capital calls KKNY elects to make.
      The organizational documents governing Krispy Kreme of South Florida, LLC (“KKSF”), KK Wyotana, LLC and Priz Doughnuts, LP provide that the Company is entitled to receive, in lieu of any other distributions related to these entities’ operations, specified percentages of either all these entities’ sales or sales in excess of certain annual amounts. Amounts received by the Company pursuant to these provisions are included in the caption “Equity in losses of equity method franchisees” in the consolidated statement of operations. The Company is entitled to receive a share of any proceeds from sales of assets by these entities, including the sale of the business itself, such share equal to the ownership percentage set forth in the table above.
      The Company is a guarantor of debt and lease obligations for various Equity Method Franchisees, and has entered into equipment repurchase agreements with respect to two Equity Method Franchisees pursuant to which the Company may be required to repurchase equipment sold to the franchisees in the event the franchisee defaults under debt agreements entered into to finance such purchases (such guarantees and repurchase agreements, collectively, the “Guarantees”). The debt is collateralized by the assets of the franchisee. No liability for the guarantees related to Equity Method Franchisees was recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of February 1, 2004 and January 30, 2005, the Company did not anticipate being required to make any payments pursuant to the Guarantees, and accordingly the consolidated balance sheet does not reflect any liabilities for any such payments at those dates.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s obligations under the Guarantees as of January 30, 2005 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the Guarantees are based upon the scheduled maturity of the underlying guaranteed obligation. The percentages shown in the table for the portion of the obligations guaranteed by the Company relate only to the loan and lease guarantees; the equipment repurchase obligations are solely those of the Company.

		Total Loan/	Amounts Expiring in Fiscal Year Ending
	Guarantee	Lease
	Percentages	Guarantees	2006	2007	2008	2009	2010	Thereafter

		(In thousands)
A-OK, LLC	22.3% - 33.3%	$3,001	$240	$241	$254	$239	$273	$1,754
Amazing Glazed, LLC	33.3%	2,590	280	280	280	280	280	1,190
Amazing Hot Glazers, LLC	33.3%	951	97	102	108	113	119	412
KK-TX I, L.P.	30.0% - 33.3%	1,578	127	142	150	147	140	872
Kremeworks, LLC	20.0%	2,667	202	203	203	1,089	970	—
Krispy Kreme Australia Pty Limited	35.0%	4,419	3,093	1,326	—	—	—	—
Krispy Kreme of South Florida, LLC	35.0% - 35.3%	8,068	914	593	618	553	565	4,825
Krispy Kreme U.K. Limited	—	851	106	117	127	136	145	220
Priz Doughnuts, LP	33.3%	468	46	42	45	48	51	236

Total		$24,593	$5,105	$3,046	$1,785	$2,605	$2,543	$9,509

      At February 1, 2004, the Company had a note receivable from Krispy Kreme Australia Pty Limited (“KK Australia”) in the amount of AUS$2.1 million ($1,599,000 at February 1, 2004) bearing interest at 8% and payable on June 30, 2006. During fiscal 2005, the Company advanced approximately $724,000 to KK Australia in exchange for a note in the amount of AUS$1,000,000 bearing interest at 8% and payable on January 29, 2005. In June 2005, the Company converted approximately $1.5 million of trade receivables from KK Australia to a note in the amount of AUS$1,975,000, bearing interest at 8% and payable on May 30, 2006. On November 30, 2005, the Company sold its 35% equity investment in KK Australia to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction). Simultaneously, the parties entered into an agreement pursuant to which the majority investor is to purchase from the Company, for cash and at par, on or before May 30, 2006, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately $3.7 million at the time of the transaction). Until the notes are purchased , the Company retains a first lien in the 35% equity interest in the franchise. In addition, the majority investor has agreed to use its best efforts to cause the Company to be released from its Guarantees related to KK Australia; the indebtedness underlying such Guarantees matures on April 30, 2006, and KK Australia currently is seeking new financing for its business to, among other things, fund the maturity of the indebtedness guaranteed by the Company.
      In December 2005, the Company returned its interest in Amazing Glazed to the franchisee and was released from all its obligations under Guarantees related to the franchisee. In connection with these transactions, the Company loaned $300,000 to Amazing Glazed, which is evidenced by a promissory note bearing interest at 10%, with interest payable beginning in April 2007 and principal payable in full in December 2010.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      During fiscal 2005, the Company made additional investments of approximately $2,435,000 in Krispy Kreme U.K. Limited (“KK UK”). Of the total investment, approximately $218,000 represented an equity investment and the $2,217,000 balance was evidence by notes totaling approximately £1,182,000, which bears interest at 3.5% and are payable in fiscal 2008. Payment of principal and interest on the note is subject to the approval of KK UK’s principal lender. The other investors in KK UK made comparable investments.
      In December 2005, the Company entered into a term sheet with the majority owner of KK UK setting forth the basis of a proposed sale by the Company, for $5.6 million in cash, of the Company’s 35% equity investment in and notes receivable from KK UK. A condition to the completion of the proposed transaction is a release by KK UK’s lenders of all guarantees by the Company of obligations of KK UK and a termination of an equipment repurchase agreement relating to KK UK. There is no assurance that the transaction will be completed.
Note 20 — Acquisitions
      During fiscal 2003, the Company acquired the franchise rights and related assets for the Akron and Toledo, Ohio, and Destin and Pensacola, Florida markets. The total purchase price for these acquisitions was $10,948,000, consisting of cash of $2,221,000 and approximately 241,000 shares of the Company’s common stock valued at $8,727,000. The purchase price was allocated as follows: accounts receivable — $368,000; inventory — $74,000; property and equipment — $835,000; accounts payable — $93,000; accrued expenses — $140,000; repayment of a note receivable — $249,000; reacquired franchise rights — $200,000; and goodwill — $9,953,000.
      In March 2002, the Company increased its ownership interest in Glazed Investments from 22.3% to 30.3% by acquiring the 5% and 3% ownership interests held by KKEG and a former executive of the Company, respectively, as described in Note 21. Effective August 22, 2002, the Company acquired an additional 44.4% interest in Glazed Investments for consideration totaling $23,048,000, consisting of $800,000 cash and approximately 596,000 shares of the Company’s common stock valued at $22,248,000. In connection with the latter acquisition, the Company also acquired a note receivable from Glazed Investments having a principal balance of $3,015,000 and accrued interest of $111,000. Following the latter acquisition, the Company owned a 74.7% interest in Glazed Investments and had the right to designate a majority of the members of its management committee. Accordingly, the Company began consolidating the financial statements of Glazed Investments with those of the Company effective August 22, 2002.
      Effective February 3, 2003, the Company acquired the franchise rights and related assets for Broward County, Florida, for $1,532,000 cash. The Company simultaneously sold these rights and assets, as well as the assets associated with a Company store in Miami, to KKSF, a franchisee in which the Company has a 35.3% ownership interest (see Note 19) and which has the franchise rights for counties in Southern Florida contiguous to Broward County. In exchange for the franchise rights and assets sold, the Company received promissory notes totaling $3,551,000 and the right to receive a fixed annual cash distribution of approximately $1.0 million from KKSF. The Company recorded a gain on the sale of the store to the extent of the 66.7% equity interest in KKSF owned by other investors; such gain totaled approximately $2,725,000 and is included in “Other income and expense, net” in the consolidated statement of operations for fiscal 2004. The notes, together with another note payable to the Company evidencing advances made by the Company to KKSF to fund improvements to its stores, were paid in full in fiscal 2005 with the proceeds of a $4.4 million mortgage loan obtained by KKSF on two of its stores; such loan was guaranteed by the Company in proportion to its 35.3% ownership percentage in KKSF. The Company’s earnings pursuant to the fixed distribution right have been reflected in income as a component of “Equity in losses of equity method franchisees” in the consolidated statement of operations. In the third quarter of fiscal 2005, the Company recorded an impairment provision of $1,545,000 to reduce the carrying value of the

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
investment in KKSF to its then estimated fair value; such provision is included in “Other income and expense, net” in the consolidated statement of operations for fiscal 2005.
      Effective March 10, 2003, the Company acquired the franchise rights to certain markets in Kansas and Missouri and related assets, which included five stores, in exchange for cash of $32,992,000. At the time of the acquisition, the franchisee was owned, in part, by an individual who was then an officer of the Company. The purchase price was allocated to accounts receivable — $301,000; inventories — $128,000; property and equipment — $5,068,000; other assets — $11,000; accrued expenses — $126,000; reacquired franchise rights $200,000; and goodwill — $27,410,000.
      Effective June 30, 2003, the Company acquired the franchise rights to Dallas, Texas and Shreveport, Louisiana, as well as related assets including six stores, from franchisees owned, in part, by Joseph A. McAleer, a former officer and director of the Company, and Steven D. Smith, an emeritus director. The total purchase price was $66,862,000, which was funded through a combination of available cash and the proceeds of a $55,000,000 short-term promissory note with a bank, which subsequently was refinanced. The purchase price was allocated to accounts receivable — $1,526,000; inventory — $187,000; property and equipment — $11,449,000; accrued expenses — $300,000; reacquired franchise rights — $240,000 and goodwill — $53,760,000.
      Effective October 27, 2003, the Company acquired the franchise rights to certain markets in Michigan and related assets, which included five stores, in a transaction in which the Company issued 443,917 shares of its common stock valued at approximately $18,540,000 and a contingent promissory note settled in January 2004 for $11,286,000, of which $7,885,000 has been accounted for as consideration for the acquired business and $3,401,000 of which has been accounted for as compensation expense. The purchase price was allocated to accounts receivable — $642,000; inventory — $144,000; prepaid expenses — $157,000; property and equipment — $2,808,000; accrued expenses — $456,000; reacquired franchise rights $200,000; and goodwill — $22,930,000.
      Effective January 30, 2004, the Company acquired the 33% minority interest in Golden Gate, the franchisee for Northern California, in a transaction in which the sellers were paid $16,840,000 cash. Of this amount, $2,867,000 has been accounted for as compensation and other expense (see Note 2) and $13,973,000 has been accounted for as consideration for the acquired business. The purchase price was allocated primarily to minority interest (eliminating the sellers’ interest in Golden Gate) and to reacquired franchise rights — $600,000 and goodwill — $9,478,000.
      On April 7, 2003, the Company completed the acquisition of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern United States. Montana Mills’ stores produced and sold a variety of breads and baked goods prepared in an open-view format. In the first quarter of fiscal 2005, the Company decided to divest the Montana Mills operations as discussed in Note 24.
      The Company issued approximately 1,224,400 shares of common stock in exchange for all outstanding shares of Montana Mills’ common stock. The Company also issued approximately 22,500 shares of common stock to holders of convertible debt previously issued by Montana Mills. Although Montana Mills had redeemed the convertible debt prior to the acquisition, the Company agreed to issue the shares that would have been issuable upon conversion of a portion of the convertible debt in exchange for a cash payment equal to the principal amount of the debt being converted, including the prepayment premium, totaling $773,000. The shares issued in exchange for Montana Mills’ outstanding shares were valued at approximately $37,800,000, based on the closing price of the Company’s common stock for a range of trading days around the January 24, 2003 acquisition announcement date. The Company also assumed options and warrants to purchase approximately 460,500 shares of common stock which were valued at approximately $2,000,000.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The purchase price of Montana Mills was allocated to the assets acquired and liabilities assumed based upon an independent valuation, as follows: cash and cash equivalents — $3,303,000; accounts receivable — $74,000; inventories — $294,000; prepaid expenses — $277,000; income taxes refundable — $41,000; current deferred income taxes — $2,250,000; property and equipment — $4,207,000; other assets — $104,000; accounts payable — $984,000; accrued expenses — $1,509,000; current maturities of long-term debt — $29,000; long-term debt — $9,000; other long-term obligations — $118,000; trademarks and trade names — $11,300,000; recipes — $876,000 and goodwill — $19,664,000.
      The following unaudited financial information presents the Company’s results of operations on a pro forma basis assuming these acquisitions (except for Montana Mills) had occurred as of the beginning of fiscal 2003. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been reported had the acquisitions been completed as of that date, and are not necessarily indicative of future results of operations.

	Feb. 2, 2003	Feb. 1, 2004

	(Unaudited)
	(In Thousands, Except Per
	Share Amounts)
Total revenues	$538,499	$661,371
Net income	$38,043	$51,368
Diluted earnings per share	$.63	$.82
      The unaudited pro forma financial information presented above includes the revenues and net income or loss of franchise markets acquired. Adjustments to the combined amounts were made to eliminate franchise fees and royalties previously earned by the Company from the acquired franchise operations for the periods presented, as well as to eliminate KKM&D revenues and corresponding expenses resulting from sales to these operations.
Note 21 — Related Party Transactions
      As of January 30, 2005, emeritus directors of the Company’s Board of Directors owned 19 stores. In August 2005, the Company eliminated the position of emeritus director.
      Prior to March 2002, several of the Company’s officers were investors in the Krispy Kreme Equity Group, LLC (“KKEG”), a pooled investment fund which held interests in six franchisees developing Krispy Kreme stores in new markets. The Company also was an investor in each of the six franchisees. In addition, persons who were then officers of the Company, including Scott Livengood and John N. McAleer, each of whom also was a director of the Company, were individual investors in groups that owned stores and were developing new markets. Certain of the investments held by these officers were in the same entities as those invested in by KKEG. Effective March 5, 2002, the Company acquired from the members of KKEG its interests in the six franchisees, and also acquired the ownership interest in six franchisees from Mr. Livengood and the ownership interest in one franchisee held by Mr. McAleer. The acquisition of the interests held by KKEG was for an amount equal to the members’ original investment in KKEG, and Messrs. Livengood and McAleer sold their interests to the Company at their original investment. Each of these transactions was approved by the Company’s Board of Directors.
      All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $56,816,000 in fiscal 2003, $79,560,000 in fiscal 2004 and $66,574,000 in fiscal 2005 of sales to franchise stores owned, in whole or in part, by emeritus directors and franchisees in which the Company has an ownership interest (exclusive of Consolidated Franchisees for periods after the date on which the Company consolidated the financial statements of such franchisees (see Note 1)). Revenues also include royalties from these stores of $5,320,000 in fiscal 2003, $7,910,000 in fiscal 2004 and

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$9,359,000 in fiscal 2005. Trade receivables from these stores are included in receivables from related parties in Note 4.
      In fiscal 2004, in connection with a program made available to all franchisees, the Company extended credit to certain franchisees, evidenced by promissory notes having initial terms of from two to three years, to provide financing for the purchase from the Company of certain supplemental equipment to be used in the franchise stores. Notes receivable from certain franchisees who are emeritus directors, as well as franchisees in which the Company has a minority interest, are included in receivables from related parties and non-current portion of notes receivable from related parties summarized in Note 4.
      As discussed in Note 20, the Company received promissory notes totaling $3,551,000 from KKSF, a franchisee in which the Company has a 35.3% ownership interest, in exchange for the rights to certain franchise markets and the related assets. These promissory notes were paid in full during fiscal 2005.
      Effective June 30, 2003, the Company acquired the rights to certain franchise markets in Dallas, Texas and Shreveport, Louisiana, and certain related assets from a franchisee owned, in part, by Joseph A. McAleer, a former officer and director of the Company, and Steven D. Smith, an emeritus director, as more fully described in Note 20.
Note 22 — Employee Benefit Plans
      The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute from 1% to 15% of their base compensation to the plan on a tax deferred basis, subject to statutory limitations.
      The Company also has an unfunded Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable the Company’s executives to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary, subject to statutory limitations, into the 401(k) Mirror Plan, may direct the investment of the amounts they have deferred and are always 100% vested with respect to the deferred amounts. The investments, however, are not a separate fund of assets and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $1,388,000 and $1,673,000 at February 1, 2004 and January 30, 2005, respectively.
      Effective August 1, 2004, the Company began matching employee contributions to the 401(k) Plan and the 401(k) Mirror Plan; the Company matches 50% of the first 6% of compensation contributed by each employee. Contributions expense for these plans totaled $513,000 in fiscal 2005.
      Effective February 1, 1999, KKDC established the Krispy Kreme Profit Sharing Stock Ownership Plan (“KSOP”). Under the terms of this qualified plan, the Company contributes a discretionary percentage of each employee’s compensation, subject to Internal Revenue Service limits, to each eligible employee’s account under the plan. The expense associated with the KSOP was $400,000 in fiscal 2003, based on a contribution of 1% of eligible compensation. The Company made no contribution to this plan in fiscal 2004 or fiscal 2005. Under the terms of the KSOP, the contribution can be made in the form of cash or newly issued shares of common stock. Forfeitures of previously allocated shares may also be used to fund the contribution. If cash is contributed, the KSOP acquires Krispy Kreme stock on the open market. Contributions made are funded annually in April. For fiscal 2002 and fiscal 2003, contributions to the KSOP were made in cash. Employees become eligible for participation in the plan upon the completion of one year of service and vest ratably over five years.
      KKDC established a nonqualified “mirror” plan, comparable to the KSOP, effective February 1, 1999. Contributions to this nonqualified plan will be made under the same terms and conditions as the

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
KSOP, with respect to compensation earned by participants in excess of the maximum amount of compensation that may be taken into account under the qualified plan. The Company recorded compensation expense of $30,000 in fiscal 2003 for amounts credited to certain employees under the nonqualified plan. No amounts were credited to employees under the nonqualified plan in fiscal 2004 or fiscal 2005.
      Effective February 1, 2002, the Company established the Krispy Kreme Doughnuts, Inc. Employee Stock Purchase Plan (“ESPP”) to provide eligible employees of the Company an opportunity to purchase Company common stock. Under the terms of the plan, participants may defer between 1% and 15% of their base compensation. Amounts withheld are accumulated and, at the end of each quarter, used to purchase shares of common stock of the Company. The purchase price is equal to the fair market value on either the first or last day of the quarter, whichever is lower. If the actual market price of the stock on the date purchased exceeds the price at which shares can be acquired under the terms of the ESPP, the Company will make a contribution to fund the shortfall, resulting in a charge to operations in the period paid. The Company recorded compensation expense related to the plan of $2,000, $54,000 and $2,000 in fiscal 2003, 2004 and 2005, respectively. Shares may be purchased by the ESPP directly from the Company or in the open market. All shares purchased by the ESPP in fiscal 2003, 2004 and 2005 were acquired in the open market. As of January 30, 2005, there were 2,000,000 shares reserved for issuance under the ESPP. Subsequent to January 30, 2005, the Company halted purchases under the ESPP.
      Effective May 1, 1994, KKDC established the Retirement Income Plan for Key Employees of Krispy Kreme Doughnut Corporation (the “Pension Plan”), an unfunded nonqualified noncontributory defined benefit pension plan. Benefits were based on years of service and average final compensation during the employees’ career. The Pension Plan at all times was unfunded as such term is defined for purposes of the Employee Retirement Income Security Act. The actuarial cost method used in determining the net periodic pension cost was the projected unit credit method. In fiscal 2001, the Pension Plan was frozen, and effective February 2, 2003, the Company elected to terminate the Pension Plan. As a result, vested accrued benefits totaling $829,000 were paid to Pension Plan participants in fiscal 2004. The Company’s statement of operations for fiscal 2003 reflects a credit of $669,000 associated with the Pension Plan.
Note 23 — Incentive Compensation
      In fiscal 2003 and 2004, the Company had an incentive compensation arrangement for certain management and non-management employees. The aggregate amount of compensation to be earned under the arrangement was equal to all earnings of the Company for the fiscal year in excess of a target amount determined by the Board of Directors, subject to specified maximum incentive compensation. Incentive compensation accrued under the plan was $2,472,000 in fiscal 2003; there was no compensation earned under the plan in fiscal 2004, and no similar arrangement was adopted for fiscal 2005.
      During fiscal 2002, as part of a compensation arrangement with a former employee of Digital Java, Inc., a Chicago-based coffee company which the Company acquired in fiscal 2002, the Company issued 54,000 shares of common stock in exchange for a note receivable in the amount of $879,000. The note receivable bears interest at 6%, requires annual payments of principal and interest for its five-year term and is collateralized by the shares of common stock. Under the terms of the note, as long as certain employment and performance criteria are met, the employee will receive a bonus in the amount of the annual payment due. At February 1, 2004 and January 30, 2005, the balance of this note was $383,000 and $197,000, respectively, which is recorded in the accompanying consolidated balance sheet as a reduction of shareholders’ equity.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 24 — Discontinued Operations
      In the first quarter of fiscal 2005, the Company’s Board of Directors adopted a plan to divest the Montana Mills operations. The Company acquired Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003 and reported the results of operations of Montana Mills as a separate segment of the business. Montana Mills has been accounted for as a discontinued operation, and its results of operations are separately presented in the accompanying consolidated statement of operations.
      The Company closed twelve Montana Mills locations, and in November 2004 completed the sale of its remaining assets.
      Summarized results from discontinued operations for fiscal 2004 and 2005 are as follows:

	Year Ended

	Feb. 1,	Jan. 30,
	2004	2005

	(In thousands)
Revenues	$6,747	$3,711

Loss before income taxes, including impairment charges of $35,113 in fiscal 2005	$(1,972)	$(37,847)
Provision for income taxes	690	(2,207)

Net loss from discontinued operations	$(1,282)	$(40,054)

Note 25 — Selected Quarterly Financial Data (Unaudited)
      The tables below present selected quarterly financial data for fiscal 2004 and 2005. The data for each quarter of fiscal 2004 and for the first three quarters of fiscal 2005 have been restated to reflect the restatement adjustments described below and in Note 2.

	Three Months Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2003	2003	2003	2004

	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Revenues	$146,048	$156,044	$164,995	$182,258
Operating expenses:
Direct operating expenses	110,382	119,039	124,115	140,114
General and administrative expenses	9,152	9,447	9,278	17,353
Depreciation and amortization expense	4,828	5,232	5,641	6,608
Arbitration award	(525)	—	—	—

Operating income	22,211	22,326	25,961	18,183
Interest and other income (expense), net	698	(2,645)	(1,860)	(1,883)

Income from continuing operations before income taxes	22,909	19,681	24,101	16,300
Provision for income taxes	9,054	7,919	9,580	6,593

Income from continuing operations	13,855	11,762	14,521	9,707
Discontinued operations	—	(439)	(468)	(375)

Net income	$13,855	$11,323	$14,053	$9,332

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2003	2003	2003	2004

	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Earnings per common share — basic:
Income from continuing operations	$.24	$.20	$.24	$.16
Discontinued operations	—	(.01)	(.01)	(.01)

Net income	$.24	$.19	$.23	$.15

Earnings per common share — diluted:
Income from continuing operations	$.23	$.19	$.23	$.15
Discontinued operations	—	(.01)	(.01)	—

Net income	$.23	$.18	$.22	$.15

	Three Months Ended

	May 2,	Aug. 1,	Oct. 31,	Jan. 30,
	2004	2004	2004	2005

	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Revenues	$183,437	$188,230	$174,393	$161,706
Operating expenses:
Direct operating expenses	142,430	155,298	149,194	150,188
General and administrative expenses	11,462	11,586	12,518	20,906
Depreciation and amortization expense	7,040	7,731	8,554	8,609
Impairment charges and lease termination costs	6,179	1,420	142,657	11,591

Operating income (loss)	16,326	12,195	(138,530)	(29,588)
Interest and other income (expense), net	(2,106)	(355)	954	(6,276)

Income (loss) from continuing operations before income taxes	14,220	11,840	(137,576)	(35,864)
Provision for income taxes	5,202	4,605	(133)	—

Income (loss) from continuing operations	9,018	7,235	(137,443)	(35,864)
Discontinued operations	(34,277)	(480)	(5,076)	(221)

Income (loss) before cumulative effect of change in accounting principle	(25,259)	6,755	(142,519)	(36,085)
Cumulative effect of change in accounting principle	(1,231)	—	—	—

Net income (loss)	$(26,490)	$6,755	$(142,519)	$(36,085)

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	May 2,	Aug. 1,	Oct. 31,	Jan. 30,
	2004	2004	2004	2005

	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Income (loss) per common share — basic:
Income (loss) from continuing operations	$.15	$.12	$(2.23)	$(.58)
Discontinued operations	(.56)	(.01)	(.08)	—
Cumulative effect of change in accounting principle	(.02)	—	—	—

Net income (loss)	$(.43)	$.11	$(2.31)	$(.58)

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$.14	$.11	$(2.23)	$(.58)
Discontinued operations	(.54)	—	(.08)	—
Cumulative effect of change in accounting principle	(.02)	—	—	—

Net income (loss)	$(.42)	$.11	$(2.31)	$(.58)

      The following tables compare the Company’s results of operations for each of the fiscal 2004 interim periods and for the first three quarters of fiscal 2005 as originally reported with its results of operations for those periods as restated. The tables also present the restated results of operations for the second, third and fourth quarters of fiscal 2004 reclassified to reflect the results of operations of Montana Mills as a discontinued operation in accordance with FAS 144. Amounts appearing in the table below headed “As originally reported” for the third quarter of fiscal 2005 have been derived from the Company’s press release dated November 22, 2004, which was filed with the Commission on Form 8-K. The Company has

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
not yet filed its Quarterly Report on Form 10-Q for the third quarter of fiscal 2005, but intends to file such report as soon as practicable.

	Three Months Ended

	May 4, 2003		Aug. 3, 2003

	As		As
	Originally	As	Originally	As	As
	Reported	Restated	Reported	Restated	Reclassified

	(In thousands, except per share data)
Revenues	$148,660	$146,048	$161,790	$158,658	$156,044
Operating expenses:
Direct operating expenses	112,480	110,382	123,705	122,168	119,039
General and administrative expenses	8,902	9,152	9,060	9,447	9,447
Depreciation and amortization expense	4,101	4,828	4,703	5,402	5,232
Arbitration award	(525)	(525)	—	—	—

Operating income	23,702	22,211	24,322	21,641	22,326
Interest and other income (expense), net	(1,974)	698	(2,543)	(2,636)	(2,645)

Income from continuing operations before income taxes	21,728	22,909	21,779	19,005	19,681
Provision for income taxes	8,588	9,054	8,778	7,682	7,919

Income from continuing operations	13,140	13,855	13,001	11,323	11,762
Discontinued operations	—	—	—	—	(439)

Net income	$13,140	$13,855	$13,001	$11,323	$11,323

Earnings per common share — basic:
Income from continuing operations	$.23	$.24	$.22	$.19	$.20
Discontinued operations	—	—	—	—	(.01)

Net income	$.23	$.24	$.22	$.19	$.19

Earnings per common share — diluted:
Income from continuing operations	$.22	$.23	$.21	$.18	$.19
Discontinued operations	—	—	—	—	(.01)

Net income	$.22	$.23	$.21	$.18	$.18

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	Nov 2, 2003			Feb. 1, 2004

	As			As
	Originally	As	As	Originally	As	As
	Reported	Restated	Reclassified	Reported	Restated	Reclassified

	(In thousands, except per share data)
Revenues	$169,629	$166,862	$164,995	$185,513	$184,524	$182,258
Operating expenses:
Direct operating expenses	129,229	126,578	124,115	141,982	142,757	140,114
General and administrative expenses	9,400	9,278	9,278	9,550	17,353	17,353
Depreciation and amortization expense	4,964	5,769	5,641	5,955	6,809	6,608
Arbitration award	—	—	—	—	—	—

Operating income	26,036	25,237	25,961	28,026	17,605	18,183
Interest and other income (expense), net	(1,880)	(1,856)	(1,860)	(1,012)	(1,881)	(1,883)

Income from continuing operations before income taxes	24,156	23,381	24,101	27,014	15,724	16,300
Provision for income taxes	9,634	9,328	9,580	10,590	6,392	6,593

Income from continuing operations	14,522	14,053	14,521	16,424	9,332	9,707
Discontinued operations	—	—	(468)	—	—	(375)

Net income	$14,522	$14,053	$14,053	$16,424	$9,332	$9,332

Earnings per common share — basic:
Income from continuing operations	$.24	$.23	$.24	$.27	$.15	$.16
Discontinued operations	—	—	(.01)	—	—	(.01)

Net income	$.24	$.23	$.23	$.27	$.15	$.15

Earnings per common share — diluted:
Income from continuing operations	$.23	$.22	$.23	$.26	$.15	$.15
Discontinued operations	—	—	(.01)	—	—	—

Net income	$.23	$.22	$.22	$.26	$.15	$.15

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	May 2, 2004		Aug. 1, 2004		Oct 31, 2004

	As		As		As
	Originally	As	Originally	As	Originally
	Reported	Restated	Reported	Restated	Reported	As Restated

	(In thousands, except per share data)
Revenues	$184,356	$183,437	$177,448	$188,230	$170,137	$174,393
Operating expenses:
Direct operating expenses	141,383	142,430	145,633	155,298	143,597	149,194
General and administrative expenses	10,664	11,462	11,845	11,586	12,419	12,518
Depreciation and amortization expense	6,130	7,040	6,328	7,731	7,038	8,554
Impairment charges and store closing costs	7,543	6,179	1,802	1,420	5,520	142,657

Operating income (loss)	18,636	16,326	11,840	12,195	1,563	(138,530)
Interest and other income (expense), net	(2,114)	(2,106)	(1,158)	(355)	(2,152)	954

Income (loss) from continuing operations before income taxes	16,522	14,220	10,682	11,840	(589)	(137,576)
Provision for income taxes	6,675	5,202	4,438	4,605	430	(133)

Income (loss) from continuing operations	9,847	9,018	6,244	7,235	(1,019)	(137,443)
Discontinued operations	(34,285)	(34,277)	(480)	(480)	(1,976)	(5,076)

Income (loss) before cumulative effect of change in accounting principle	(24,438)	(25,259)	5,764	6,755	(2,995)	(142,519)
Cumulative effect of change in accounting principle	—	(1,231)	—	—	—	—

Net income (loss)	$(24,438)	$(26,490)	$5,764	$6,755	$(2,995)	$(142,519)

Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$.16	$.15	$.10	$.12	$(.02)	$(2.23)
Discontinued operations	(.56)	(.56)	(.01)	(.01)	(.03)	(.08)
Cumulative effect of change in accounting principle	—	(.02)	—	—	—	—

Net income (loss)	$(.40)	$(.43)	$.09	$.11	$(.05)	$(2.31)

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	May 2, 2004		Aug. 1, 2004		Oct 31, 2004

	As		As		As
	Originally	As	Originally	As	Originally
	Reported	Restated	Reported	Restated	Reported	As Restated

	(In thousands, except per share data)
Earnings per common share — diluted:
Income (loss) from continuing operations	$.16	$.14	$.10	$.11	$(.02)	$(2.23)
Discontinued operations	(.54)	(.54)	(.01)	—	(.03)	(.08)
Cumulative effect of change in accounting principle	—	(.02)	—	—	—	—

Net income (loss)	$(.38)	$(.42)	$.09	$.11	$(.05)	$(2.31)

      The following tables reconcile revenues, operating income and net income as originally reported with the restated amounts for all restated periods:

	Revenues—Three Months Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2003	2003	2003	2004	Year

	(In thousands)
As originally reported	$148,660	$161,790	$169,629	$185,513	$665,592

Restatement adjustments:
Revenue recognition on pre-acquisition sales to acquired franchisee	(1,488)	(2,760)	(1,886)	—	(6,134)
Revenue recognition on equipment sales	(1,172)	538	(594)	(891)	(2,119)
Equipment sales associated with franchise acquisition	—	(744)	—	—	(744)
Other adjustments	48	(166)	(287)	(98)	(503)

Total adjustments	(2,612)	(3,132)	(2,767)	(989)	(9,500)

As restated	146,048	158,658	166,862	184,524	656,092
Reclassification of Montana Mills to discontinued operations	—	(2,614)	(1,867)	(2,266)	(6,747)

As reclassified	$146,048	$156,044	$164,995	$182,258	$649,345

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Operating Income—Three Months Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2003	2003	2003	2004	Year

	(In thousands)
As originally reported	$23,702	$24,322	$26,036	$28,026	$102,086

Restatement adjustments:
Revenue recognition on pre-acquisition sales to acquired franchisee	(446)	(828)	(566)	—	(1,840)
Revenue recognition on equipment sales	(384)	99	(156)	(722)	(1,163)
Equipment sales associated with franchise acquisition	—	(604)	—	—	(604)
Compensation expense associated with acquired franchises	—	—	—	(4,401)	(4,401)
Acquisition premium paid to owner of acquired franchise	—	—	—	(1,867)	(1,867)
Management fee associated with acquired franchise	—	—	—	(597)	(597)
Other payments associated with acquired franchise	—	—	(512)	(635)	(1,147)
Lease and depreciation accounting	(550)	(348)	(453)	(175)	(1,526)
Commodity futures contracts	142	112	98	848	1,200
Intercompany profit on sales of equipment	(84)	(95)	(342)	(220)	(741)
Vacation pay	(73)	(73)	(73)	(71)	(290)
Elimination of initial franchise fees	(3)	(121)	(144)	(74)	(342)
Capitalized trademark costs	(17)	(105)	(194)	(72)	(388)
Charitable contributions	(192)	132	141	(108)	(27)
Equipment loss provision	—	(174)	—	(865)	(1,039)
Incentive compensation accruals	(447)	(487)	934	—	—
Other adjustments	563	(189)	468	(1,462)	(620)

Total adjustments	(1,491)	(2,681)	(799)	(10,421)	(15,392)

As restated	22,211	21,641	25,237	17,605	86,694
Reclassification of Montana Mills to discontinued operations	—	685	724	578	1,987

As reclassified	$22,211	$22,326	$25,961	$18,183	$88,681

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Net income (loss)—Three Months Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2003	2003	2003	2004	Year

	(In thousands)
As originally reported	$13,140	$13,001	$14,522	$16,424	$57,087

Restatement adjustments, net of income taxes:
Revenue recognition on pre-acquisition sales to acquired franchisee	(270)	(501)	(342)	—	(1,113)
Revenue recognition on equipment sales	(232)	60	(94)	(437)	(703)
Equipment sales associated with franchise acquisition	—	(365)	—	—	(365)
Compensation expense associated with acquired franchises	—	—	—	(2,663)	(2,663)
Acquisition premium paid to owner of acquired franchise	—	—	—	(1,130)	(1,130)
Management fee associated with acquired franchise	—	—	—	(361)	(361)
Other payments associated with acquired franchise	—	—	(310)	(384)	(694)
Lease and depreciation accounting	(333)	(211)	(274)	(106)	(924)
Commodity futures contracts	86	68	59	513	726
Intercompany profit on sales of equipment	(51)	(57)	(207)	(133)	(448)
Vacation pay	(44)	(44)	(44)	(43)	(175)
Elimination of initial franchise fees	(2)	(73)	(87)	(45)	(207)
Capitalized trademark costs	(10)	(64)	(117)	(44)	(235)
Charitable contributions	(116)	80	85	(65)	(16)
Equipment loss provision	—	(105)	—	(523)	(628)
Sale of store to franchisee	1,649	—	—	—	1,649
Foreign currency translation and transactions	—	—	—	(659)	(659)
Incentive compensation accruals	(270)	(295)	565	—	—
Other adjustments	308	(171)	297	(1,012)	(578)

Total adjustments	715	(1,678)	(469)	(7,092)	(8,524)

As restated	$13,855	$11,323	$14,053	$9,332	$48,563

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Revenues—Three Months Ended

	May 2,	Aug. 1,	Oct. 31,
	2004	2004	2004

	(In thousands)
As originally reported	$184,356	$177,448	$170,137

Restatement adjustments:
Adoption of FIN 46(R) — consolidation of KremeKo and New England Dough	—	9,474	5,804
Revenue recognition on equipment sales	(993)	1,365	(1,510)
Other adjustments	74	(57)	(38)

Total adjustments	(919)	10,782	4,256

As restated	$183,437	$188,230	$174,393

	Operating income (loss)—Three Months
	Ended

	May 2,	Aug. 1,	Oct. 31,
	2004	2004	2004

	(In thousands)
As originally reported	$18,636	$11,840	$1,563

Restatement adjustments:
Impairment of intangibles	—	—	(132,148)
Adoption of FIN 46(R) — consolidation of KremeKo and New England Dough	—	(406)	(5,665)
Revenue recognition on equipment sales	(1,704)	1,091	(511)
Lease and depreciation accounting	(229)	(250)	(665)
Commodity futures contracts	(428)	(957)	236
Intercompany profit on sales of equipment	62	174	(421)
Vacation pay	(96)	(97)	(96)
Elimination of initial franchise fees	(52)	(67)	(18)
Capitalized trademark costs	(77)	29	(91)
Charitable contributions	(742)	8	122
Equipment loss provision	1,039	—	—
Contingent proceeds related to sale of franchise	—	500	—
Other adjustments	(83)	330	(836)

Total adjustments	(2,310)	355	(140,093)

As restated	$16,326	$12,195	$(138,530)

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Net income (loss)—Three Months
	Ended

	May 2,	Aug. 1,	Oct. 31,
	2004	2004	2004

	(In thousands)
As originally reported	$(24,438)	$5,764	$(2,995)

Restatement adjustments, net of income taxes:
Impairment of intangibles	—	—	(82,196)
Adoption of FIN 46(R) — cumulative effect of adoption	(1,231)	—	—
Revenue recognition on equipment sales	(1,050)	673	(318)
Lease and depreciation accounting	(141)	(154)	(414)
Commodity futures contracts	(264)	(590)	147
Intercompany profit on sales of equipment	38	107	(262)
Vacation pay	(59)	(60)	(60)
Elimination of initial franchise fees	(32)	(41)	(11)
Capitalized trademark costs	(47)	18	(57)
Charitable contributions	(457)	5	76
Equipment loss provision	640	—	—
Sale of store to franchisee	—	—	(961)
Foreign currency translation and transactions	78	(66)	(238)
Contingent proceeds related to sale of franchise	—	309	—
Valuation allowance for deferred income tax assets	—	—	(54,197)
Other adjustments	473	790	(1,033)

Total adjustments	(2,052)	991	(139,524)

As restated	$(26,490)	$6,755	$(142,519)

      In addition to the restatement adjustments described in Note 2, the following restatement adjustments affected interim periods in fiscal 2004 or the first nine months of fiscal 2005.

Impairment of Intangibles
      The third quarter financial information included in the Company’s November 22, 2004 press release announcing third quarter fiscal 2005 results did not reflect any impairment charges related to goodwill or other intangible assets. The Company’s impairment testing of goodwill and reacquired franchise rights for fiscal 2005 resulted in a charge of approximately $131.6 million to reduce the carrying value of goodwill associated with certain reporting units within the Company Stores business segment to estimated fair value, and charges of approximately $600,000 to reduce the carrying value of reacquired franchise rights associated with certain reporting units within the Company Stores segment to their estimated fair value. The Company has concluded that these impairment charges should be recorded in the third quarter of fiscal 2005, and accordingly has reflected such charges in the quarterly financial information included in this Note 25, and will include these charges in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004, when such report is filed with the Commission.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Adoption of FIN 46(R)

—	Consolidation of KremeKo and New England Dough
      The Company adopted the provisions of FIN 46(R), “Consolidation of Variable Interest Entities,” effective May 2, 2004, the last day of the first quarter of fiscal 2005, as described in Note 1. In initially applying the provisions of FIN 46(R), the Company correctly consolidated the financial statements of New England Dough as of May 2, 2004, but incorrectly concluded that the financial statements of KremeKo did not require consolidation at that date. The Company subsequently concluded that a change in facts required the Company to consolidate the financial statements of KremeKo as of August 1, 2004, the last day of the third quarter of fiscal 2005. Prior to consolidating the financial statements of New England Dough and KremeKo, each of which are variable interest entities as defined in FIN 46(R), the Company accounted for its investments in these entities using the equity method, as required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and ARB 51.
      Subsequent to the third quarter of fiscal 2005, the Company continued to evaluate the provisions of FIN 46(R), and concluded that the financial statements of KremeKo should have been consolidated at the end of the first quarter of fiscal 2005 rather than at the end of the third quarter. Accordingly, the Company has recorded restatement adjustments, as part of its initial adoption of FIN 46(R), to consolidate KremeKo’s balance sheet as of the end of the first quarter of fiscal 2005. The Company also has recorded restatement adjustments to consolidate KremeKo’s results of operations for the second and third quarters of fiscal 2005 with those of the Company in each of the relevant captions in the consolidated statement of operations, and to reverse amounts related to KremeKo previously recorded for such periods in the caption “Equity in losses of equity method franchisees.” These adjustments had the effect of reducing operating income, but had no significant effect on income from continuing operations before income taxes or on net income. In addition, the Company corrected an immaterial error associated with the consolidation of New England Dough in the second quarter of fiscal 2005, which had the effect of increasing revenues and operating expenses but had no significant effect on earnings.

—	Cumulative effect of adoption
      One of the differences between ARB 51 and FIN 46(R) is that the latter requires elimination in consolidation of 100% of the profit and revenues on intercompany transactions with less than wholly-owned subsidiaries, while the former requires elimination of such profit and revenues only to the extent of the parent’s ownership interest in the subsidiary. FIN 46(R) provides that upon the initial consolidation of variable interest entities created before December 31, 2003, the assets and liabilities of the variable interest entity should be reported as if FIN 46(R) had been in effect on the date on which the consolidating entity became the primary beneficiary of the variable interest entity and was therefore required to consolidate the entity’s financial statements.
      Prior to adoption of FIN 46(R), the Company eliminated profits on the sale of equipment and the initial franchise fees charged to New England Dough and KremeKo to the extent of its ownership interests in these entities (in the case of initial franchise fees, such elimination was accomplished by recording restatement adjustments as described under “Elimination of Initial Franchise Fees Charged to Equity Method Investees” above). Had FIN 46(R) been in effect in such pre-adoption periods, the Company would have been required to eliminate 100% of such intercompany profits and revenues. Upon adoption of FIN 46(R), the Company should have recorded as an expense the difference between 100% of such profits and revenues and the amounts previously eliminated, but failed to do so.
      Accordingly, the Company has recorded restatement adjustments in the first quarter of fiscal 2005 to eliminate previously recognized intercompany profits and revenues described above related to New England Dough and KremeKo. Such adjustment totals $1,231,000 (after reduction for income taxes of

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$803,000), and appears under the caption “Cumulative effect of change in accounting principle” in the consolidated statement of operations.

Incentive Compensation Accruals
      The Company had an incentive compensation plan for certain management and non-management employees. The aggregate amount of compensation to be earned under the fiscal 2004 plan was equal to all earnings of the Company for the fiscal year in excess of a target amount determined by the Board of Directors, subject to maximum incentive compensation of $17.8 million. The target amount of earnings equaled the Company’s publicly disseminated earnings per share guidance for the fiscal year, plus four cents.
      The accrual for compensation under the plan was recorded in the first quarter of fiscal 2004 in an amount approximately equal to the excess of earnings for the quarter, before the incentive compensation accrual, over the publicly disseminated earnings guidance per share for the quarter plus one cent. In the second quarter of fiscal 2004, the incentive compensation accrual was reduced by a credit to earnings, such that reported earnings per share for the second quarter again equaled the publicly disseminated earnings guidance per share plus one cent. In the third quarter, all of the remaining incentive compensation accrual was reversed to earnings.
      The Company has concluded that the accrual procedure initially used by the Company was not in conformity with APB 28, “Interim Financial Reporting,” and that accruals for compensation payable under the plan should have been recorded in interim periods by estimating amounts, if any, payable under the plan using the Company’s forecasted earnings for the full year as of the latest practicable date, and then allocating such estimate to interim periods based upon year to date earnings as a percentage of the Company’s forecasted earnings for the year.
      Accordingly, the Company has recorded restatement adjustments to reallocate the annual incentive compensation accrual for fiscal 2004 among interim periods of such year based on the allocation procedure prescribed by GAAP.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
      As of January 30, 2005, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, as well as the findings of the Special Committee, the restatement of our previously issued consolidated financial statements as described in Note 2 to our consolidated financial statements and our inability to file this Annual Report on Form 10-K for a substantial period of time beyond the prescribed due date, our chief executive officer and chief financial officer have concluded that, as of January 30, 2005, our disclosure controls and procedures were not effective. Based on a number of factors, including our performance of additional procedures as discussed under “Remediation” below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
      As disclosed under Item 1, “Business,” beginning on October 4, 2004, the Special Committee conducted an independent review and investigation of issues raised by: (1) investigations by the SEC and the United States Attorney’s Office, (2) the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, (3) shareholder demands and shareholder derivative actions and (4) whistleblowers. The Special Committee issued its report to our Board of Directors on August 9, 2005. The Special Committee report included directives which addressed, among other things, restatement of the Company’s financial statements; the employment status of certain personnel, including their stock options and entitlement to advancement of legal expenses; shareholder demands and derivative litigation; the composition and functioning of the Board of Directors; internal resources, controls and compliance; public disclosure; and compensation of management and directors.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by management and/or our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; that provide reasonable assurance that receipts and expenditures are being made only in accordance with our and/or our Board of Directors’ authorization; and that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management undertook to assess the effectiveness of our internal control over financial reporting as of January 30, 2005, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of January 30, 2005, management concluded that our internal control over financial reporting was not effective because of the material weaknesses as of that date described below. In reaching this conclusion, management was unable to observe or assess all the elements of internal control over financial reporting in existence as of January 30, 2005 directly related to our financial statement closing process and the related process for the preparation of our consolidated financial statements for external purposes because certain of these internal controls have since been either extensively modified or were performed by individuals no longer employed by us. Although management was unable to complete its assessment of the effectiveness of our internal control over financial reporting as of January 30, 2005, the following material weaknesses have been identified as of that date. It is possible that had management been able to complete its assessment, additional material weaknesses as of January 30, 2005 may have been identified.
      1. We did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to our control environment:

•	Our former chief executive officer, who retired from the Company in January 2005 under the circumstances discussed in Item 1 under the caption “Significant Events Since Our Last Regular Periodic Report — Management/Board of Director Changes,” and our former chief operating officer, who resigned from the Company in August 2004 (together, “former senior management”), did not establish and maintain a proper tone and control consciousness. Specifically, former senior management through its actions did not emphasize the importance of internal control over financial reporting and adherence to our code of business conduct and ethics.

•	We failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and finance personnel. Specifically, there was inadequate sharing of financial information within and across our corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel. Further, we did not maintain effective controls over the communication and maintenance of information regarding significant transactions and events with certain of our franchisees, such as the signing of letters of intent and definitive agreements and the guaranteeing of certain obligations of certain of our franchisees.

•	We did not maintain formalized and consistent finance and accounting policies and procedures nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

•	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.
      These control environment material weaknesses contributed to (i) restatement of the Company’s consolidated financial statements for fiscal 2003 and 2004, all quarterly periods in fiscal 2004 and the first three quarters of fiscal 2005 (collectively referred to as the “Restatement”), (ii) certain adjustments, including audit adjustments, to our consolidated financial statements for fiscal 2005 and for the fourth quarter of fiscal 2005 (collectively referred to as the “Adjustments”) and (iii) additional matters described in paragraphs 2 through 10 below. Additionally, these material weaknesses could result in the failure to prevent or detect misstatements of any of our financial statement accounts that would result in a material misstatement in the annual or interim consolidated financial statements.
      2. We did not maintain effective controls, including monitoring, over our financial close and reporting processes. Specifically, the following material weaknesses were identified:

•	We did not maintain effective controls over the preparation and review of recurring and nonrecurring journal entries. Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with sufficient supporting documentation and that those entries were reviewed and approved to ensure the completeness, accuracy and appropriateness of the entries recorded.

•	We did not maintain effective controls to ensure that our financial statement accounts were complete and accurate and that they were analyzed and agreed to detailed supporting documentation. Specifically, we did not maintain effective controls to ensure that account reconciliations over certain balance sheet accounts were properly performed, reviewed and approved.

•	We did not maintain effective controls over the accounting for acquisitions and divestitures. Specifically, effective controls were not designed and in place to ensure that such transactions were accounted for in accordance with GAAP. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect errors in the accounting for certain of the Company’s acquisitions, including the improper recording of income or failure to properly record expense with respect to certain transactions with the acquired companies, where that accounting was not consistent with the economic substance of the transactions.

•	We did not maintain effective controls over our accounting for consolidated franchisees and equity method franchisees. Specifically, we did not maintain effective controls to ensure completeness and accuracy related to the consolidation of our franchisees accounted for on a consolidated basis. Also, we did not maintain effective controls to ensure completeness and accuracy of our financial statement accounts related to franchisees accounted for on the equity method in accordance with GAAP.

•	We did not maintain effective controls over the completeness and accuracy of intercompany eliminations with respect to the profit to be eliminated for intercompany equipment sales and for franchise fees earned from franchisees accounted for under the equity method of accounting.

•	We did not maintain effective controls to ensure that our financial statement accounts related to translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses were completely and accurately recorded in accordance with GAAP.
      3. We did not maintain effective controls over the completeness and accuracy of our equipment revenue recognition. Specifically, effective controls were not designed and in place to ensure that equipment revenue was recognized appropriately and in the proper period under GAAP for sales of equipment to franchisees in connection with new store openings and sales of other equipment to franchisees. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect improper recognition of revenue for the sale of certain equipment to franchisees where the franchisees did not execute certain financing agreements related to the purchase of such equipment or where general rights of return relating to the equipment were granted by former senior management.
      4. We did not maintain effective controls over the completeness and accuracy of our accounting for lease related assets, liabilities and expenses. Specifically, our controls over the selection, application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, deferred rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were accounted for in conformity with GAAP.
      5. We did not design and maintain effective controls to ensure that accounts related to accrued expenses, including employee-related expense accruals for vacation benefits and incentive compensation, were complete and accurate. This control deficiency and the control environment deficiencies described under paragraph 1 above resulted in the failure to prevent or detect improper accounting, during the quarterly periods in fiscal 2004, related to incentive compensation which resulted in understatement of earnings for the first quarter of fiscal 2004 and overstatement of earnings in the second and third quarters of fiscal 2004.
      6. We did not design and maintain effective controls to ensure that capitalized trademark costs were complete and accurate. Specifically, effective controls were not in place to ensure that certain legal and professional fees incurred in defense of the Company’s trademarks were appropriately expensed under GAAP.
      7. We did not design and maintain effective controls to ensure that accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials were complete and accurate. Specifically, effective controls were not in place to ensure the identification of embedded derivatives affecting principally other current assets and liabilities and the evaluation of the proper accounting for such embedded derivatives under GAAP.
      8. We did not maintain effective controls over the accuracy, valuation and disclosure of our tangible long-lived assets accounts, including the related depreciation, amortization and impairment expense accounts. Specifically, effective controls were not designed and in place to ensure that assets retired were written off in the appropriate period and that an adequate periodic impairment analysis was conducted, reviewed and approved in order to identify instances of impairment as required under GAAP.
      9. We did not maintain effective controls over the accuracy, valuation and disclosure of our goodwill and intangible assets accounts, including the related impairment testing. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed and approved in order to identify instances of impairment as required under GAAP.
      10. We did not maintain effective controls over the accuracy and valuation of accounts receivable from franchisees. Specifically, effective controls were not designed and in place to ensure that an appropriate analysis of receivables from franchisees was conducted, reviewed and approved in order to identify and estimate, on a timely basis, required allowances for uncollectible accounts.
      Each of the control deficiencies described in paragraphs 2 through 10 above resulted in the Restatement and Adjustments. Additionally, these control deficiencies could result in the failure to prevent or detect a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in the annual or interim consolidated financial statements.
      Management has concluded that each of the control deficiencies in paragraphs 2 through 10 above constitutes a material weakness as of January 30, 2005.
      Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of January 30, 2005 based on the criteria in Internal Control — Integrated Framework issued by the COSO.
      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, was unable to complete their audit of our internal control over financial reporting as of January 30, 2005. This was principally because management was unable to complete its assessment of internal control over financial reporting as described above. Because of this inherent limitation on the scope of their work, we directed that PricewaterhouseCoopers LLP not complete their (i) testing and evaluation of the effectiveness of the design of our internal control over financial reporting, (ii) testing of operating effectiveness of our internal control over financial reporting and (iii) review and evaluation of the results of management’s testing and of the control deficiencies noted in management’s assessment. The scope of their work was not sufficient to enable PricewaterhouseCoopers LLP to express, and they do not express, an opinion either on management’s assessment or on the effectiveness of our internal control over financial reporting as of January 30, 2005. As a result, their report on our internal control over financial reporting that appears in Item 8, “Financial Statements and Supplementary Data,” disclaims an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting. Further, because of the restriction of the scope of the work performed by PricewaterhouseCoopers LLP, management cannot be sure that all material weaknesses that may have existed as of January 30, 2005 have been identified.
Remediation
      Under the direction of our Audit Committee, we plan to continue to review and make necessary changes to the overall design of our internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. In particular, we have implemented and/or plan to implement during fiscal 2006 and fiscal 2007 the specific measures described below to remediate the material weaknesses described above. If unremediated, these material weaknesses have the potential to result in our failure to prevent or detect misstatements in our financial statements in future financial periods.
      In response to the Special Committee’s findings and directives, and in an effort to improve the effectiveness of our internal control environment, we have taken or plan to take the following actions:

•	All officers or employees who the Special Committee believed had any substantial involvement in or responsibility for the accounting errors addressed by the Restatement are no longer in our employ.

•	Our new management team will highlight its commitment to designing, implementing and maintaining an effective internal control environment by, among other things:

•	Redistributing to all of our employees our Code of Business Conduct and Ethics, which, among other things, reiterated to our employees the previously implemented ethics hotline through which employees at all levels can anonymously submit information regarding unethical behavior and other irregularities they become aware of or have observed;

•	Implementing and documenting quarterly meetings between our Legal, Finance and Operations departments to discuss various operational and financial reporting issues facing us, including, among others, franchisee matters (including acquisitions and divestitures), store openings and closings and periodic comparative financial results;

•	Improving our communication channels to ensure that our Finance department is informed of the execution of all material agreements on a timely basis;

•	Creating and maintaining a Finance accounting policies and procedures manual; and

•	Increasing the resources devoted to our internal audit function and our assessment and evaluation of our internal control over financial reporting and disclosures controls and procedures.

•	We have implemented hiring, training and retention of personnel plans that are designed to ensure that we have sufficient personnel with knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

      In regard to maintaining effective controls, including monitoring, over our financial close and reporting process, we have taken or plan to take the following actions:

•	We will implement controls over recurring and nonrecurring journal entries which will include requiring supporting documentation be attached to all journal entries prior to their being reviewed and approved in connection with completing our financial statements for future periods;

•	We will complete periodic account reconciliations for all significant balance sheet accounts, which will be reviewed by appropriate finance personnel; and

•	The quarterly meetings we are implementing between our Legal, Finance and Operations departments to discuss various operational and financial reporting issues facing us.
Additional Control Deficiencies Not Constituting Material Weaknesses
      In addition to the material weaknesses described above, we have identified other deficiencies, including significant deficiencies, in internal control over our financial reporting that did not constitute material weaknesses as of January 30, 2005. We have implemented and/or plan to implement various measures designed to remediate these additional control deficiencies and have undertaken other interim measures to address these control deficiencies. However, if we are not successful in implementing our plans, these other deficiencies in our internal control over financial reporting may rise to the level of material weaknesses in future periods. The requirements of the Sarbanes-Oxley Act are ongoing and also apply to future years.
Management’s Conclusions on the Remediation
      We believe the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures and/or tested them. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. However, any controls system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies and/or determine not to complete certain of the remediation measures described above.
      We are currently in the process of evaluating our internal control over financial reporting as of January 29, 2006 as prescribed by the Sarbanes-Oxley Act. The remediation efforts noted above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. Not all of the material weaknesses described above were remediated by January 29, 2006, our next reporting “as of” date under the Sarbanes-Oxley Act. Additionally, it is reasonably possible that other material weaknesses may be identified. Accordingly, we expect that management will conclude that our internal control over financial reporting was not effective as of January 29, 2006.
      As a result of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures. These procedures included, but were not limited to:

•	Significantly extending the fiscal 2005 reporting process, thereby allowing us to conduct additional analyses and make additional adjustments as necessary to ensure the accuracy and completeness of our financial reporting; and

•	Retaining on an interim basis outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction, to assist with the Restatement and our fiscal 2005 closing.

      These and other procedures resulted in the identification of accounting adjustments related to our consolidated financial statements. Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Subsequent Material Changes in Internal Control over Financial Reporting
      The following material changes in internal control over financial reporting were identified as having occurred subsequent to January 30, 2005 but before the issuance of this report:

•	We experienced significant turnover in our accounting personnel;

•	Attention of the accounting personnel has been on the preparation of fiscal 2005 financial statements and the restatement of financial statements for prior periods and not on subsequent periods; and

•	Our ability to improve our control processing and implement our remediation initiatives has been limited.
      These remediation efforts are continuing and are expected to continue throughout fiscal 2007 and beyond. While these efforts are under way, we are relying on extensive manual procedures and the utilization of outside accounting professionals (under our direction) to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. There remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of future annual or interim financial statements.

Item 9B.	OTHER INFORMATION.
      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
      As of March 31, 2006, the Directors and executive officers of the Company are as follows:

Name	Age	Position

James H. Morgan	58	Director, Chairman of Board(2),(3)
Daryl G. Brewster	49	Director, President and Chief Executive Officer
Mary Davis Holt	55	Director(1),(3)
William T. Lynch, Jr.	63	Director(1),(3)
Robert S. McCoy, Jr.	67	Director, Chairman of Audit Committee(1),(3)
Robert L. Strickland	75	Director, Vice Chairman of Board, Chairman of Governance Committee(2),(3)
Michael H. Sutton	65	Director, Co-Chair of Special Committee(4)
Lizanne Thomas	48	Director, Co-Chair of Special Committee(4)
Togo D. West, Jr.	63	Director, Chairman of Compensation Committee(2),(3)
Michael C. Phalen	36	Chief Financial Officer
Douglas R. Muir	52	Chief Accounting Officer
Jeffrey L. Jervik	49	Executive Vice President of Operations
Stephen F. Cooper	59	Chief Restructuring Officer

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance Committee.

(4)	Member of the Special Committee.
      James H. Morgan has been a director since July 2000 and was elected Chairman of the Board of Directors in January 2005. Prior to that time, Mr. Morgan served as Vice Chairman of the Board of Directors from March 2004 to January 2005. Since January 2001, Mr. Morgan has served as Chairman and Chief Investment Officer of Covenant Capital, LLC (formerly Morgan Semones Associates, LLC), an investment management firm, which is the General Partner of The Morgan Crossroads Fund. Previously, Mr. Morgan served as a consultant for Wachovia Securities, Inc., a securities and investment banking firm, from January 2000 to May 2001. From April 1999 to December 1999, Mr. Morgan was Chairman and Chief Executive Officer of Wachovia Securities, Inc. Mr. Morgan was employed by Interstate/ Johnson Lane, an investment banking and brokerage firm, from 1990 to 1999 in various capacities, including as Chairman and Chief Executive Officer, and led the transition during the merger of Interstate/ Johnson Lane and Wachovia Securities, Inc. in 1999.
      Daryl G. Brewster joined Krispy Kreme as President, Chief Executive Officer and a director on March 6, 2006. Previously, Mr. Brewster was Group Vice President of Kraft Foods, a position he held since late 2003, and President of Kraft’s $6 billion North America Snacks & Cereals Sector, a position he held since 2003. From 2000 to 2002, Mr. Brewster was Executive Vice President of Kraft Foods North America and General Manager of Nabisco’s $4 billion North American Biscuit Division. In 2002, Mr. Brewster was appointed President of Kraft’s $2.5 billion North American International portfolio. Mr. Brewster is a member of the Board of Directors of E*Trade Financial Corp., a financial services company.
      Mary Davis Holt has been a director since July 2000. In 2003, Ms. Holt resigned as Chief Operations Officer and Senior Executive Vice President of Time Life Inc., after 30 years with Time Warner Inc.’s group of media and entertainment companies. Previously, Ms. Holt served as Chief Operating Officer,

President and Executive Vice President of Time-Life Kids and Time-Life Education from 1996 to 1999 and as Chief Operating Officer and Executive Vice President of Time Life Inc. from 1992 to 1999. From 1991 to 1992, Ms. Holt was President of Time Life Books.
      William T. Lynch, Jr. has been a director since November 1998. Mr. Lynch has served as President and Chief Executive Officer of Liam Holdings LLC, a marketing and capital management firm, since April 1997. He currently serves as a member of the Board of Directors of Smurfit-Stone Container Corporation, a packaging company. Mr. Lynch retired as President and Chief Executive Officer of Leo Burnett Company Inc. in March 1997 after serving with that advertising agency for 31 years.
      Robert S. McCoy, Jr. has been a director since November 2003. Mr. McCoy retired in September 2003 as Vice Chairman and Chief Financial Officer of Wachovia Corporation, a diversified financial services company, where he had been a senior executive officer since 1991. Mr. McCoy has served as a member of the Board of Directors of MedCath Corporation, a cardiovascular services company, since December 2003.
      Robert L. Strickland has been a director since November 1998 and was elected Vice Chairman of the Board of Directors in January 2005. Mr. Strickland retired in 1998 as Chairman of the Board of Directors of Lowe’s Companies, Inc., a home improvement retailer, after 41 years of service with Lowe’s, and is now Chairman Emeritus. Mr. Strickland was a member of the Board of Directors of T. Rowe Price Associates, an investment management firm, until 2001, and a member of the Board of Directors of Hannaford Bros. Co., a supermarket company, until 2001. Mr. Strickland was Deputy Chairman of the Board of the Federal Reserve Bank of Richmond from 1996 to 1998.
      Michael H. Sutton has been a director since October 2004. Mr. Sutton has been an independent consultant on accounting and auditing regulation issues since 1999. He currently serves on the Board of Directors of Allegheny Energy, Inc., a public utility holding company, and is Chairman of its Audit Committee. He also serves on the Board of Directors of American International Group, Inc., an international insurance and financial services company, and is a member of its Audit Committee. From 1995 to 1998, he was Chief Accountant of the SEC. Previously, Mr. Sutton was a senior partner and National Director, Accounting and Auditing Professional Practice of Deloitte & Touche LLP.
      Lizanne Thomas has been a director since October 2004. Ms. Thomas has been practicing law since 1982 and currently is a senior corporate partner with the law firm of Jones Day in Atlanta, Georgia. Ms. Thomas has served as Firmwide Administrative Partner of Jones Day since 2003.
      Togo D. West, Jr. has been a director since July 2000. Mr. West has served as President and Chief Executive Officer of the Joint Center for Political and Economic Studies, a nonprofit research and public policy institution, since December 2004. He currently serves as a member of the Board of Directors of Bowater Incorporated, a paper products company. Previously, Mr. West was an attorney with the law firm of Covington & Burling in Washington, D.C., where he was of counsel to the firm from 2000 to 2005, and was a partner with the law firm of Patterson, Belknap, Webb & Tyler LLP from 1981 to 1990. Mr. West served as Secretary of Veterans Affairs and a member of President Clinton’s Cabinet from 1998 to 2000, and served as Secretary of the Army from 1993 to 1998. From 1990 to 1993, Mr. West was Senior Vice President for Government Relations of the Northrop Corporation, an aerospace and defense systems company. Mr. West has been General Counsel of the Department of Defense, General Counsel of the Department of the Navy and has served with the U.S. Department of Justice.
      Michael C. Phalen joined Krispy Kreme as Chief Financial Officer in January 2004. Prior to joining Krispy Kreme, Mr. Phalen served as an Executive Director in the Consumer & Business Services group at CIBC World Markets, an investment bank, from 2002 to 2003. From 1996 to 2002, Mr. Phalen worked at Deutsche Banc Alex. Brown, most recently as Vice President of Corporate Finance, focusing on the restaurant, retail, food and beverage and consumer products sectors. From 1991 to 1995, Mr. Phalen worked at Deloitte & Touche LLP. Mr. Phalen is a certified public accountant.
      Douglas R. Muir joined Krispy Kreme as Chief Accounting Officer in June 2005. Mr. Muir had been a consultant to the Company since December 2004. From 1993 to 2004, he held various senior financial management positions with Oakwood Homes Corporation, including Executive Vice President and Chief Financial Officer. On November 15, 2002, Oakwood Homes Corporation filed for protection under Chapter 11 of Title 11 of the United States Code. Prior to joining Oakwood Homes, he had a 17-year career at Price Waterhouse, including as an audit partner in the Charlotte office from 1988 to 1993.
      Jeffrey L. Jervik joined Krispy Kreme as Executive Vice President of Operations in October 2005. From 1998 to October 2005, Mr. Jervik served as President and operating partner of P.J. Hawaii LLC, which does business as Papa John’s Pizza Hawaii, a chain of 17 pizza restaurants that employs more than 350 people. Prior to establishing P.J. Hawaii LLC, Mr. Jervik worked at Pizza Hut Inc. for 14 years, retiring in 1998 as National Vice President of Operations, where he was responsible for the operations of over 1,000 Pizza Hut restaurants with sales of approximately $800 million and over 25,000 employees.
      Stephen F. Cooper joined Krispy Kreme as Chief Executive Officer in January 2005. Effective March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed Chief Restructuring Officer. Mr. Cooper is the Chairman of KZC, a position he assumed in September 2002 when Kroll Inc. acquired Zolfo Cooper LLC, the corporate recovery and advisory firm that he co-founded in 1985. Mr. Cooper has worked on numerous engagements, advising and assisting clients in developing and negotiating reorganization and restructuring plans, formulating business strategies and cost reduction programs, and developing and evaluating business plans. In January 2006, Mr. Cooper was appointed Executive Chairman of the Board of Directors of Blue Bird Corporation, a bus manufacturing company, which filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Protection”) on January 27, 2006, where a KZC team is currently assisting in its restructuring efforts. In July 2005, Mr. Cooper was appointed to serve as Chairman of the Board of Directors of Collins & Aikman Corporation, an automotive parts supplier to vehicle manufacturers, which filed for Bankruptcy Protection on May 17, 2005, and where a KZC team is engaged to assist in its restructuring efforts. For periods during the past five years, he also served in a similar capacity for Enron Corp. (2002-2005 Acting Chief Executive Officer, President and Chief Restructuring Officer), an energy company, which filed for Bankruptcy Protection on December 2, 2001, Malden Mills Industries, Inc. (2001-2003 Interim Chief Executive Officer), a fabric manufacturer and retailer, which filed for Bankruptcy Protection on November 29, 2001, Family Golf Center, Inc. (2000-2001 Interim Chief Executive Officer), an operator of full-service golf centers, which filed for Bankruptcy Protection on May 4, 2001, and Laidlaw Inc. (2001-2003 Vice Chairman and Chief Restructuring Officer), a provider of bus and healthcare transportation services, which filed for Bankruptcy Protection on June 28, 2001.
Emeritus Directors
      Effective March 21, 2003, Frank E. Guthrie, Robert L. McCoy and Steven D. Smith resigned from our Board of Directors and were appointed non-voting emeritus directors in accordance with our bylaws. The Special Committee’s report directed that the Board of Directors eliminate the position of non-voting emeritus director. Effective August 9, 2005, Messrs. Guthrie, McCoy and Smith retired as non-voting emeritus directors. Robert L. McCoy is not related to Robert S. McCoy, Jr.
Determination of Independence
      Under our Corporate Governance Guidelines, a substantial majority of our directors are required to meet the criteria for “independent” directors set forth in the listing standards of the NYSE. The Board of Directors has determined that each of our current directors (other than Mr. Brewster) meets these criteria and is an “independent” director under the listing standards of the NYSE. In reaching a determination that each director’s relationship with the Company is not material, the Board of Directors of the Company has determined that each such director, in addition to satisfying other requirements of the NYSE listing standards relating to independent directors set forth in Section 303A.02 of the NYSE Listed Company Manual, has no direct or indirect material relationship with the Company. In order to assist the Board of Directors in making this determination, the Board of Directors has adopted the following standards, as part of the Company’s Corporate Governance Guidelines, which identify relationships that a director may have with the Company that will not be considered material:

•	If a director is an executive officer of another company which does business with Krispy Kreme and the annual revenues derived from that business are less than 1% of either company’s total revenues for the last fiscal year.

•	If a director is a director, officer or trustee of a charitable organization and Krispy Kreme’s annual charitable contributions to the organization (exclusive of gift-match payments) are less than 1% of the organization’s total annual charitable receipts during the last fiscal year of such organization.

•	If a director is a partner of or of counsel to a law firm that performs legal services for Krispy Kreme and payments made by Krispy Kreme to the firm during a fiscal year are not for legal services performed by the director or his immediate family and do not exceed 1% of the firm’s gross revenues for the last fiscal year.
Non-Management Directors
      Pursuant to the Company’s Corporate Governance Guidelines, our non-management directors meet in executive session at each regularly scheduled meeting of the Board of Directors without any members of management being present. The Chairman of our Board of Directors presides at these meetings of our non-management directors.
Communications with Directors
      Shareholders and other interested parties may contact any of the Company’s directors, a committee of the Board of Directors, the Company’s non-management directors or the Board of Directors generally, by writing to them in care of the Company’s Secretary, 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103. Correspondence will be forwarded as directed by the writer. The Company may first review, sort and summarize such communications. Solicitations, junk mail and obviously frivolous or inappropriate communications will not be forwarded but will be made available to any non-management director who wishes to review them.
      All concerns related to accounting, internal accounting controls or audit matters should be directed in writing to the Chairman of the Audit Committee, 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103. These concerns will be handled in accordance with the procedures established by the Audit Committee with respect to such matters.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership and changes in such with the SEC. Such officers, directors and shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except for two late filings for the former chairman of the board, president and chief executive officer, Scott A. Livengood (one relating to a gift of common stock and one relating to a grant of stock options), one late filing for former executive officer John N. McAleer (relating to a grant of stock options), one late filing for former executive officers Frank A. Murphy and John W. Tate (each relating to a grant of stock options), one late filing for executive officers Stephen F. Cooper and Steven G. Panagos (each relating to his appointment as an executive officer) and one late filing for executive officer Michael C. Phalen (relating to a grant of stock options).

Audit Committee; Audit Committee Financial Expert
      We have an Audit Committee of the Board of Directors which meets the definition of an audit committee as set forth in Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Robert S. McCoy, Jr. (Chairman), Mary Davis Holt and William T. Lynch, Jr.
      The Board of Directors has determined that Mr. McCoy is an “audit committee financial expert” (as defined in Item 401(h) of SEC Regulation S-K).
Code of Ethics
      Krispy Kreme has adopted codes of ethics and business conduct applicable to its directors and to its officers and other employees, which are available on our website at http://www.krispykreme.com/investorrelations.html. Any amendment to or waiver of a provision of these codes of ethics that applies to any Krispy Kreme director or executive officer will also be disclosed on our website.
NYSE and SEC Certifications
      In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on December 30, 2005 and contained a qualification relating to our late filing of periodic reports with the SEC. The prior certification was submitted on June 25, 2004 and contained no such qualification.
      We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION.
Executive Compensation
      The table below provides information concerning the total compensation received for services rendered to Krispy Kreme during the three fiscal years in the period ended January 30, 2005 for each person who was (1) at any time during fiscal 2005 our Chief Executive Officer, (2) at January 30, 2005 one of our four other highest paid executive officers and (3) John W. Tate, our former Chief Operating Officer, who resigned from his position on August 23, 2004 and, but for the fact he was not an executive officer as of January 30, 2005, would have been one of our four most highly compensated executive officers for fiscal 2005 (collectively, the “named officers”). “Other Annual Compensation” includes perquisites and other personal benefits paid to each of the named officers, such as automobile allowances, club dues, use of corporate aircraft and tax and estate planning services. Amounts under “All Other Compensation” represent Krispy Kreme’s contributions for the named officers to the Krispy Kreme Profit Sharing Stock Ownership Plan and the Krispy Kreme Nonqualified Stock Ownership Plan. With regard to all stock options indicated in this Item 11 or Item 12 as held by Scott A. Livengood, the Special Committee has assumed responsibility for determining, in light of the provisions of the applicable stock option plans and individual option agreements, whether the Company should honor requests made by him to exercise such stock options.
Summary Compensation Table

					Long-Term Compensation

					Awards		Payouts
		Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Named Officer	Year	Salary	Bonus	Compensation(1)	Awards	Options	Payouts	Compensation

Scott A. Livengood(2)	2005	$593,462	$—	$226,467	—	80,000	$—	$—
Former Chairman of the	2004	545,833	—	312,988	—	253,500	—	—
Board, President and	2003	495,833	231,805	398,226	—	80,000	—	12,106
Chief Executive Officer
Stephen F. Cooper(3)	2005	—	—	—	—	—	—	—
Former Chief Executive	2004	—	—	—	—	—	—	—
Officer	2003	—	—	—	—	—	—	—
John N. McAleer(4)	2005	290,125	—	70,146	—	24,000	—	—
Former Director and Executive	2004	272,917	—	151,663	—	84,500	—	—
Vice President Concept	2003	248,333	99,456	112,124	—	24,000	—	4,618
Development
Frank Murphy(5)	2005	371,250	—	61,866	—	48,000	—	—
Former Executive Vice	2004	327,500	—	83,243	—	78,000	—	—
President, General Counsel,	2003	233,077	108,965	45,450	—	248,000	—	—
Chief Governance Officer and Secretary
Michael C. Phalen(6)	2005	300,000	300,000	97,438	—	48,000	—	—
Chief Financial Officer	2004	25,000	—	3,000	—	75,000	—	—
	2003	—	—	—	—	—	—	—
Steven G. Panagos(7)	2005	—	—	—	—	—	—	—
Former President and	2004	—	—	—	—	—	—	—
Chief Operating Officer	2003	—	—	—	—	—	—	—
John W. Tate(8)	2005	297,564	—	44,985	—	60,000	—	—
Former Chief Operating	2004	436,667	—	136,676	—	70,000	—	—
Officer of Krispy	2003	397,917	186,028	66,942	—	60,000	—	9,543
Kreme and President of
KKM&D

(1)	In accordance with SEC regulations, the following discloses information concerning each perquisite or other personal benefit received by a named officer during each of the last three fiscal years where such perquisite or other personal benefit exceeded 25% of the total perquisites and personal benefits received by such named officer during such year. Other annual compensation for Mr. Livengood includes: (1) tax and estate planning services, including a gross-up for taxes due, of $86,018 and

$140,283 for fiscal 2004 and fiscal 2003, respectively, and (2) $117,790, $164,294 and $159,471 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, for use of corporate aircraft. Other annual compensation for Mr. McAleer includes: (1) $26,394, $104,247 and $42,485 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, for use of corporate aircraft and (2) an automobile allowance of $38,772 for each of fiscal 2005, fiscal 2004 and fiscal 2003. Other annual compensation for Mr. Murphy includes: (1) $42,486 in fiscal 2004 for use of corporate aircraft, (2) an automobile allowance of $37,200, $37,200 and $28,902 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, and (3) $20,173 and $12,670 in fiscal 2005 and fiscal 2003, respectively, for reimbursement of club dues, grossed up for taxes due. Other annual compensation for Mr. Phalen consists of: (1) an automobile allowance of $36,000 and $3,000 for fiscal 2005 and fiscal 2004, respectively, and (2) $61,438 in fiscal 2005 for reimbursement of relocation expenses. Other annual compensation for Mr. Tate includes: (1) tax and estate planning services of $13,687 for fiscal 2005, including a gross-up for taxes due, (2) $77,080 in fiscal 2004 for use of corporate aircraft and (3) an automobile allowance of $21,623, $38,772 and $38,772 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. For purposes of the “Summary Compensation Table,” the Company values the personal use of corporate aircraft under the incremental cost method. The incremental cost method represents the incremental cost to the Company of personal usage of corporate aircraft and is calculated based on the direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees and other direct operating costs.

(2)	Under the circumstances discussed in Item 1 under the caption “Significant Events Since Our Last Regular Periodic Report — Management/ Board of Directors Changes,” Mr. Livengood retired as Chairman of the Board, President and Chief Executive Officer of the Company and resigned as a director of the Company on January 17, 2005. The Company and Mr. Livengood entered into a consulting agreement effective January 17, 2005. On June 3, 2005, the Company informed Mr. Livengood that his failure to cooperate with the Special Committee’s investigation constituted a breach of the Consulting Agreement, that the payment of consulting fees and continued medical coverage would therefore cease and that the term of the agreement would not be extended past its initial six-month term. See “— Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of this consulting agreement.

(3)	Mr. Cooper, Chairman of KZC, was named the Company’s Chief Executive Officer, replacing Mr. Livengood, on January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer. Mr. Cooper did not receive a salary or bonus or any other compensation from the Company in his role as Chief Executive Officer. Mr. Cooper is Chairman of KZC, the entity to which the Company pays fees and expenses under a Services Agreement (see “— Employment Contracts and Termination of Employment and Change-In-Control Arrangements” below for a description of the Services Agreement). However, Mr. Cooper does not own, directly or indirectly, any equity interests in KZC, and he is not guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with regard to the warrant issued to KZC).

(4)	Mr. McAleer retired as an executive officer and resigned as a director of Krispy Kreme effective September 30, 2005.

(5)	Mr. Murphy commenced his employment with Krispy Kreme in April 2002. The compensation package extended to Mr. Murphy at the time he commenced employment included options for 200,000 shares of Krispy Kreme’s common stock. Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005, at which time all of his unvested options were forfeited.

(6)	Mr. Phalen commenced his employment with Krispy Kreme in January 2004. The compensation package extended to Mr. Phalen at the time he commenced employment included options for 75,000 shares of Krispy Kreme’s common stock. Mr. Phalen’s bonus pursuant to his employment agreement for fiscal 2005 was paid in August 2005.

(7)	Mr. Panagos, a Managing Director of KZC, was named the Company’s President and Chief Operating Officer, on January 18, 2005. On March 6, 2006, Mr. Panagos resigned as the Company’s

President and Chief Operating Officer and was appointed our Director of Restructuring. Mr. Panagos did not receive a salary or bonus or any other compensation from the Company in his role as President and Chief Operating Officer. Mr. Panagos is a Managing Director of KZC, the entity to which the Company pays fees and expenses under a Services Agreement (see “— Employment Contracts and Termination of Employment and Change-In-Control Arrangements” below for a description of the Services Agreement). However, Mr. Panagos does not own, directly or indirectly, any equity interests in KZC, and he is not guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with regard to the warrant issued to KZC).

(8)	Mr. Tate joined the Company in fiscal 2001 and received restricted stock awards valued at $165,000 in such fiscal year. Mr. Tate resigned as an executive officer of Krispy Kreme effective August 23, 2004.

Option Grants in Fiscal 2005
      The following table shows information with respect to grants of options to each of our named officers during fiscal 2005. The options were granted at exercise prices which were not less than the fair market value of the common stock at the time of grant and vest in equal annual installments over a four-year period beginning on the first anniversary of the date of grant. The potential realizable value at assumed annual rates of stock price appreciation was based on the assumed annual growth rates for each of the grants shown over their ten-year option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

		Individual Grants
					Potential Realizable Value
		% of Total			at Assumed Annual Rates
		Number of			of Stock Price Appreciation
	Options	Securities			for Option Term as of
	Granted to	Underlying	Exercise or		January 30, 2005
	Employees in	Options	Base Price	Expiration
Name	Fiscal Year	Granted	($/Share)	Date	5%	10%

Scott A. Livengood(1)	80,000	7.18%	$14.04	Aug. 9, 2014	$706,374	$1,790,092
Stephen F. Cooper(2)	—	—	—	—	—	—
John N. McAleer(3)	24,000	2.16%	$14.04	Aug. 9, 2014	211,912	537,027
Frank Murphy(4)	48,000	4.31%	$14.04	Aug. 9, 2014	423,825	1,074,055
Michael C. Phalen	48,000	4.31%	$14.04	Aug. 9, 2014	423,825	1,074,055
Steven G. Panagos(5)	—	—	—	—	—	—
John W. Tate(6)	60,000	5.39%	$14.04	Aug. 9, 2014	529,781	1,342,569

(1)	Mr. Livengood retired as an executive officer of Krispy Kreme on January 17, 2005.

(2)	Mr. Cooper was named the Company’s Chief Executive Officer effective January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer.

(3)	Mr. McAleer retired as an executive officer of Krispy Kreme effective September 30, 2005.

(4)	Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005, at which time his unvested options to purchase 36,000 of these 48,000 shares were forfeited.

(5)	Mr. Panagos was named the Company’s President and Chief Operating Officer effective January 18, 2005. On March 6, 2006, Mr. Panagos resigned as the Company’s President and Chief Operating Officer and was appointed our Director of Restructuring.

(6)	Mr. Tate resigned as an executive officer of Krispy Kreme effective August 23, 2004, at which time these options were forfeited.

Aggregated Option Exercises in Fiscal 2005 and
2005 Fiscal Year-End Option Values
      The following table shows information concerning stock options exercised during fiscal 2005 and those held at January 30, 2005 by each of the named officers. The value of unexercised in-the-money options was based on the last reported sales price for our common stock on the NYSE on January 28, 2005 of $8.66 per share.

			Common Shares		Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options at
	Securities		Options at Fiscal Year-End		Fiscal Year-End
	Underlying
Named Officer	Options Exercised	Value Received	Exercisable	Unexercisable	Exercisable	Unexercisable

Scott A. Livengood(1)	—	—	1,710,254	—	$6,003,357	$—
Stephen F. Cooper(2)	—	—	—	—	—	—
John N. McAleer(3)	—	—	591,125	105,375	3,974,400	—
Frank Murphy(4)	—	—	143,500	230,500	—	—
Michael C. Phalen	—	—	18,750	104,250	—	—
Steven G. Panagos(5)	—	—	—	—	—	—
John W. Tate(6)	—	—	—	—	—	—

(1)	Mr. Livengood retired as an executive officer of Krispy Kreme on January 17, 2005.

(2)	Mr. Cooper was named the Company’s Chief Executive Officer effective January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer.

(3)	Mr. McAleer retired as an executive officer of Krispy Kreme effective September 30, 2005.

(4)	Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005. As a result of his resignation, Mr. Murphy forfeited options to purchase 137,000 shares.

(5)	Mr. Panagos was named the Company’s President and Chief Operating Officer effective January 18, 2005. On March 6, 2006, Mr. Panagos resigned as the Company’s President and Chief Operating Officer and was appointed our Director of Restructuring.

(6)	Mr. Tate resigned as an executive officer of Krispy Kreme effective August 23, 2004.
Directors’ Compensation
      The Chairman of the Board receives an annual fee of $125,000. Each other director receives an annual fee of $50,000. The Chairman of the Audit Committee receives additional annual compensation of $7,500. The Chairman of the Governance Committee, the Chairman of the Compensation Committee, the Vice Chairman of the Board of Directors, each Co-Chairman of the Special Committee, the Chairman and Vice Chairman of the Executive Search Committee and the Chairman of the Director Search Committee each receives additional annual compensation of $5,000. In addition to these fees, each director receives fees of $300 per quarter for miscellaneous expenses. The Company also reimburses each director for travel and other expenses incurred to attend meetings of the Board of Directors. From time to time directors have been granted stock options. The last such grant was made in August 2004. Following such grant and after appointment as directors in October 2004, Mr. Sutton and Ms. Thomas each received $57,000 in cash in lieu of stock options, in addition to an annual fee of $50,000, in consideration for their first year of service on the Special Committee. The exercise price of the options is the market price on the date of grant. Options vest in equal annual installments over a four-year period beginning on the first anniversary of the date of grant and have a term of ten years. The Company had an informal policy of permitting members of the Board of Directors and their spouses and other family members to use the Company’s aircraft for personal travel when the aircraft was available. Valued under the incremental cost method, personal use of corporate aircraft by directors in fiscal 2005 was as follows: $117,790 for Mr. Livengood (which is included in the “Summary Compensation Table” above) and $17,719 for

Ms. Holt. In addition, the spouses of two other directors accompanied such directors on certain business trips for which there was no material incremental cost.
Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Contracts
      Krispy Kreme has an employment contract with the following current executive officers:
      Daryl G. Brewster. On March 6, 2006, Mr. Brewster entered into an employment agreement with the Company and KKDC. The employment agreement terminates on February 1, 2009, but will be extended for successive one-year periods unless any party elects not to extend. During the term of the employment agreement, Mr. Brewster will receive an annual salary of $700,000, subject to increase in the discretion of the Board of Directors, as well as an annual bonus based on performance goals to be reasonably set by the Board of Directors. Mr. Brewster has been granted an option to purchase 500,000 shares of our common stock at an exercise price of $6.39 per share, the closing price of the common stock on March 6, 2006. In addition, he has been granted 300,000 restricted shares of our common stock. The employment agreement provides that, without the prior written consent of the Board of Directors, Mr. Brewster will not sell or otherwise transfer (a) the shares received upon the exercise of such stock options or (b) such restricted shares for one year following the termination of his employment with us, except for shares which he may sell to fund the exercise price of the stock options and the tax liabilities resulting from such exercise and the vesting of the restricted shares. His annual target bonus is 70% of his base salary. Mr. Brewster will be entitled to participate in all employee benefit, perquisite and fringe benefit plans and arrangements made available to our executives and key management employees upon the terms and subject to the conditions set forth in the applicable plan or arrangement, will be entitled to pension benefits and will receive an executive allowance of $2,000 per month. We will reimburse Mr. Brewster for up to $17,500 of his attorney’s fees in connection with the employment agreement, as well as expenses reasonably incurred in connection with his relocation to Winston-Salem, North Carolina.
      Krispy Kreme will credit an account for Mr. Brewster under the KKDC nonqualified deferred compensation plan with an amount having a present value (determined using an interest rate of 5%, compounded annually) equal to the excess of (i) $1,374,631 on November 30, 2011 over (ii) the actuarial present value on November 30, 2011 of Mr. Brewster’s vested accrued benefit under the qualified and non-qualified defined benefit pension plans of Kraft Foods, Inc. (determined using the actuarial assumptions set forth in such plans). Such account will vest in equal monthly installments, beginning April 1, 2006 and continuing on the first day of each month thereafter through November 1, 2011. In the event Mr. Brewster’s employment is terminated by Krispy Kreme not for cause or by Mr. Brewster for good reason or Mr. Brewster’s employment terminates due to his death or permanent disability, an additional portion of the account will become vested at the time of such termination of employment equal to the percentage that would have vested if Mr. Brewster had remained employed for an additional two years.
      If Mr. Brewster resigns or terminates his employment without good reason or his employment agreement is terminated by Krispy Kreme for cause, he will be entitled to receive the base salary through the date of termination and reimbursement of reimbursable expenses incurred to that date. Unvested restricted shares and unvested stock options shall be forfeited, and if Mr. Brewster is terminated for cause, all vested stock options shall be forfeited as well. Voluntary resignation is not a breach of the employment agreement.
      If the agreement is terminated by us without cause, Mr. Brewster generally is entitled to the following:

•	An amount equal to his current annual base salary through the termination date;

•	An amount equal to two times the sum of the base salary and the target annual bonus for the year of termination;

•	An amount, payable as soon as practicable following the date of termination, equal to a bonus for the year of termination calculated as a pro-rated target annual bonus for the number of months during the bonus year prior to the date of termination;

•	Full vesting of all restricted shares and full exercisability of all stock options held on the date of termination; and

•	Medical benefits for up to eighteen months after the date of termination.
      If Mr. Brewster’s employment is terminated by reason of death or permanent disability, he will be entitled to the following: (1) his base salary through the date of termination; (2) any stock options and restricted shares that would have vested and/or become exercisable if his employment had continued for two additional years become vested and/or exercisable on the date of termination; and (3) medical benefits for up to eighteen months after the date of termination.
      In the event of a change of control, Mr. Brewster’s stock options and restricted shares will become fully vested, provided that accelerated vesting of the restricted shares or stock options will not occur if Mr. Brewster continues as chief executive officer of the surviving entity and either Krispy Kreme’s stock remains outstanding or replacement equity awards are granted by the surviving entity so long as the terms of the employment agreement are expressly assumed by the surviving entity.
      In the event Mr. Brewster’s employment is terminated prior to the expiration of the employment agreement, Mr. Brewster will be subject to a non-compete agreement for a period of one year following the date of termination, a non-solicit agreement for a period of two years following the date of termination and a confidentiality obligation irrespective of the reason for termination.
      Michael C. Phalen. Mr. Phalen’s employment agreement, dated January 6, 2004, provides for an initial three-year term that automatically extends for successive one-year periods each year as of January 6, commencing January 6, 2005, unless Krispy Kreme notifies him, on or before that date each year, that his term is not being extended. Mr. Phalen’s agreement provides for an annual salary of $300,000, a guaranteed bonus of $300,000 for fiscal 2005 and eligibility for annual increases and performance-based bonuses in future years. Additionally, Mr. Phalen receives certain non-incentive compensation (including a monthly automobile allowance of $3,000) and reimbursement for reasonable and necessary out-of-pocket expenses. Krispy Kreme also pays certain country club dues and assessments on Mr. Phalen’s behalf. Mr. Phalen is entitled to participate in and receive other employee benefits which may include, but are not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as are provided to senior executives.
      Mr. Phalen’s employment agreement may be terminated by Krispy Kreme for good cause. If the agreement is terminated without good cause, Mr. Phalen is entitled to a severance payment consisting of:

•	An amount equal to his current annual base salary and non-incentive compensation through the expiration date of the agreement, or a lump sum payment equal to his current annual base salary and non-incentive compensation due, discounted at the rate of 6% per annum; and

•	A lump sum payment, payable within 30 days of termination, equal to his current monthly base salary multiplied by the number of months between the month of discharge and the preceding January 6; and

•	A lump sum payment, payable within 30 days of termination, equal to three times his bonus, calculated at 50% of his annualized base salary for the then current fiscal year and discounted at the rate of 6% per annum.
      Mr. Phalen is entitled to the same payments if he terminates his employment after a change in control of Krispy Kreme and his duties or responsibilities with Krispy Kreme are diminished, or he is required to relocate or Krispy Kreme fails to maintain his compensation or benefits levels.
      If Mr. Phalen’s employment is terminated by reason of death, retirement or voluntary termination, Krispy Kreme will pay him or his estate his base salary, non-incentive compensation, bonuses and benefits through the expiration date of the agreement. In the event of death, his estate also will be paid a $5,000 benefit. In the event Mr. Phalen’s employment is terminated by reason of disability, Krispy Kreme will pay his base salary, non-incentive compensation, bonuses and benefits for a period of six months following the date of disability. In addition, if Mr. Phalen is terminated for any reason other than by voluntary termination, or upon a change in control of Krispy Kreme (whether or not he terminates employment), his outstanding stock options will fully vest.
      Krispy Kreme will also pay Mr. Phalen an additional amount equal to any excise tax he is required to pay due to any payments under his agreement constituting “excess parachute payments” under the Internal Revenue Code of 1986, as amended (the “Code”), as well as any additional income taxes or excise taxes imposed on such payments.
      In the event Mr. Phalen’s employment is terminated for good cause or he terminates his employment voluntarily, Mr. Phalen will be subject to a non-compete agreement for a period of two years following the termination. During this two-year period, Mr. Phalen will be prohibited from engaging in the business of making and selling doughnuts and complementary products within certain defined geographical areas.
      Jeffrey L. Jervik. On October 26, 2005, Mr. Jervik entered into an employment agreement with KKDC. For the term of the agreement, Mr. Jervik will receive an annual base salary of $325,000 and a one-time bonus of $100,000. For fiscal 2007, Mr. Jervik will receive a minimum bonus equal to 22.5% of his then-current base salary. After fiscal 2007, Mr. Jervik will be eligible to participate in incentive plans available to senior executives of KKDC. The agreement will remain in effect until terminated by either party in a manner set forth in the agreement. On the next occasion that the Company grants stock options, Mr. Jervik will receive such stock options in an amount and on a basis that is substantially similar to other senior executives of KKDC.
      Mr. Jervik’s employment agreement may be terminated by KKDC for good cause. If the agreement is terminated without good cause, Mr. Jervik is entitled to the following:

•	If the termination occurs within the first twelve months of the agreement, Mr. Jervik will receive his then-current base salary for six months as severance pay, and up to an additional six months, on a month-to-month basis, if Mr. Jervik remains unemployed despite diligent efforts to find employment; or

•	If the termination occurs at any time after the first anniversary of the agreement, Mr. Jervik will receive his base salary, non-incentive compensation, bonuses and benefits through the date of termination.
      In the event of a change of control of KKDC, Mr. Jervik may voluntarily terminate his employment within six months of the change of control. If Mr. Jervik terminates his employment within six months of the change of control or KKDC terminates Mr. Jervik without good cause 30 days prior to or within six months after a change of control, Mr. Jervik will receive his then-current base salary monthly rate for six months as severance pay, and up to an additional six months, on a month-to-month basis, if Mr. Jervik remains unemployed despite diligent efforts to find employment.
      If Mr. Jervik’s employment is terminated by reason of death or he voluntary terminates his employment, Mr. Jervik will receive his base salary, non-incentive compensation, bonuses and benefits through the date of termination. In the case of death, Mr. Jervik’s estate will receive a death benefit of $5,000.
      In the event that Mr. Jervik’s employment is terminated by reason of disability, he will receive his base salary, non-incentive compensation, bonuses and benefits for a period of six months following the date of disability. Thereafter, the agreement terminates and Mr. Jervik will receive the benefits payable to him under the applicable disability insurance plan, the terms of which govern any such payment.

      In addition, Krispy Kreme had entered into employment agreements with the following named officers who are no longer employed by the Company:
      Scott A. Livengood. Under the circumstances discussed in Item 1 under the caption “Significant Events Since Our Last Regular Periodic Report — Management/ Board of Directors Changes,” effective January 17, 2005, Mr. Livengood retired as Chairman of the Board, President and Chief Executive Officer of the Company and resigned as a director of the Company. Prior to his retirement, Mr. Livengood’s employment was governed pursuant to the terms of an employment agreement dated August 10, 1999. Pursuant to the terms of Mr. Livengood’s employment agreement, prior to his resignation Mr. Livengood was receiving a salary in fiscal 2005 at the annual rate of $550,000 (which was increased to $800,000 for the period from March 1, 2004 through May 31, 2004). Additionally, Mr. Livengood received non-incentive compensation in the amount of $4,800 per month, which included an automobile allowance. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. Livengood did not receive any severance on his retirement. In accordance with his stock option agreements, substantially all of Mr. Livengood’s unvested stock options to purchase 330,125 shares became 100% vested and they, together with his previously vested options to purchase 1,380,129 shares (in total, options to purchase 1,710,254 shares), will remain exercisable, subject to the provisions of the applicable stock option plans and individual option agreements, for the remainder of their terms. The Special Committee has assumed responsibility for determining, in light of the provisions of the applicable stock option plans and individual option agreements, whether the Company should honor requests made by Mr. Livengood to exercise such stock options.
      Concurrently with his retirement, Mr. Livengood entered into a Consulting Agreement, effective January 17, 2005, with the Company (the “Consulting Agreement”). During the term of the Consulting Agreement, Mr. Livengood was entitled to receive compensation of $45,833.34 per month (equivalent to Mr. Livengood’s monthly base salary prior to his retirement) and the Company provided continued medical coverage for him and his dependents as well as the cost of certain physical examinations. He was entitled to receive certain support services and reimbursement of expenses to the extent reasonably necessary to provide the consulting services requested by the Company, as well as a personal computer and certain other office equipment. The Company reimbursed Mr. Livengood for his attorney’s fees in connection with negotiating the Consulting Agreement. On June 3, 2005, the Company informed Mr. Livengood that his failure to cooperate with the Special Committee’s investigation constituted a breach of the Consulting Agreement, that the payment of consulting fees and continued medical coverage would therefore cease and that the term of the agreement would not be extended past its initial six-month term.
      John N. McAleer. On September 30, 2005, Mr. McAleer retired as Executive Vice President, Concept Development. Prior to his retirement, Mr. McAleer’s employment was governed pursuant to the terms of an employment agreement dated August 10, 1999. Pursuant to the terms of Mr. McAleer’s employment agreement, Mr. McAleer received a salary of $291,500 for fiscal 2005 and was receiving a salary at the annual rate of $291,500 for fiscal 2006. Additionally, Mr. McAleer received non-incentive compensation in the amount of $3,646 per month. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. McAleer did not receive any severance on his retirement. In accordance with his stock option agreements, substantially all of Mr. McAleer’s unvested stock options to purchase a total of 66,250 shares became 100% vested and they, together with his previously vested options to purchase 630,250 shares, will remain exercisable (in total, options to purchase 696,500 shares), subject to the provisions of the option plans and agreements, for the remainder of their terms.
      John W. Tate. On August 23, 2004, Mr. Tate resigned as Chief Operating Officer. Prior to his resignation, Mr. Tate’s employment was governed pursuant to the terms of an employment agreement dated February 1, 2001. Pursuant to the terms of Mr. Tate’s employment agreement, prior to his resignation, Mr. Tate was receiving a salary at the annual rate of $550,000 for fiscal 2005. Additionally, Mr. Tate received non-incentive compensation in the amount of $3,231 per month. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. Tate did not receive any severance on his resignation. Mr. Tate does not have any outstanding stock options.
      Frank Murphy. On December 1, 2005, Mr. Murphy resigned as Executive Vice President, General Counsel, Chief Governance Officer and Secretary. Prior to his resignation, Mr. Murphy’s employment was governed pursuant to the terms of an employment agreement dated April 22, 2002. Pursuant to the terms of Mr. Murphy’s employment agreement, Mr. Murphy received a salary of $375,000 for fiscal 2005 and was receiving a salary at the annual rate of $375,000 for fiscal 2006. Additionally, Mr. Murphy received non-incentive compensation in the amount of $3,100 per month. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. Murphy did not receive any severance on his resignation. In accordance with his stock option agreements, Mr. Murphy’s previously vested options to purchase 237,000 shares will remain exercisable, subject to the provisions of the option plans and agreements.

Change of Control Arrangements
      The option agreements under Krispy Kreme stock option plans provide that all options become vested and exercisable upon a corporate reorganization, as defined in the option agreements (including, without limitation, a merger or consolidation with a third party or the sale of all or substantially all of the Company’s assets), provided that the participant is employed by Krispy Kreme on the date of that corporate reorganization.

KZC Services Agreement
      On February 8, 2005, we entered into the Services Agreement with Kroll Zolfo Cooper LLC, Stephen F. Cooper and Steven G. Panagos, dated as of January 18, 2005. Pursuant to the Services Agreement, KZC, Mr. Cooper and Mr. Panagos agreed to provide a comprehensive suite of services to us including with respect to organization and human resources, marketing and sales, logistics, finance and administration. The term of the Services Agreement continues on a month-to-month basis until terminated by us or KZC at the end of any such month upon written notice to the other party given at least 10 days prior to the end of such month.
      Pursuant to the terms of the Services Agreement, we are required to pay KZC a monthly fee of $400,000, subject to adjustment based on the actual hourly charges and expenses of KZC for such month. During the course of the engagement, these fees payable to KZC have substantially exceeded this amount as a result of the substantial resources required to address the Company’s operations and to restructure complex franchisee relationships and obligations. We are also required to reimburse KZC, Mr. Cooper, Mr. Panagos and additional KZC representatives providing services to us under the Services Agreement for their reasonable out-of-pocket expenses. See Item 13, “Certain Relationships and Related Transactions — Relationship with Kroll Zolfo Cooper” for amounts paid in fiscal 2005 and 2006.
      In addition, the Services Agreement provided that we would pay to KZC a success fee. The original Services Agreement provided that the success fee would be mutually agreed between us and KZC. On July 31, 2005, we agreed with KZC on the terms of the success fee. The success fee is in the form of a warrant issued to KZC. The warrant entitled KZC to purchase 1,200,000 shares of our common stock at a cash exercise price of $7.75 per share. The number of shares issuable upon exercise and the exercise price are subject to adjustment pursuant to customary anti-dilution adjustment provisions. The warrant became exercisable on April 6, 2006, which was the later of (i) January 29, 2006 and (ii) 30 days following the public announcement of the appointment of a chief executive officer of the Company to succeed Mr. Cooper. The warrant will expire on January 31, 2013. The warrant is not transferable except to certain related persons. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights.
Compensation Committee Interlocks and Insider Participation
      James H. Morgan, Dr. Su Hua Newton (who resigned effective December 31, 2005), Robert L. Strickland and Togo D. West, Jr. served as members of the Compensation Committee for all of fiscal 2005. None of the members of the Compensation Committee is an officer or employee of the Company or any of its subsidiaries. None of our current executive officers serves as a director of another entity that has an executive officer which serves on our Board.
Report of the Compensation Committee on Executive Compensation
      As directed by the Special Committee, the Compensation Committee is in the process of reviewing all of the compensation arrangements and perquisites of management of Krispy Kreme. It is also considering compensation arrangements for members of the Board of Directors. The Compensation Committee has retained an independent compensation consultant to assist it in its compensation evaluation. As part of its new compensation policies, the stock option and incentive compensation programs used for fiscal 2005 will not be continued in the form utilized for that year, and, with the assistance of the Compensation Committee’s independent compensation consultant, those programs will be replaced with new programs that reflect the current governance standards of Krispy Kreme. With respect to the equity components of new programs, the Compensation Committee will institute a requirement that a very substantial portion of the equity received be held by executives until one year after they terminate employment. In addition, targets for any cash or equity-based incentive plans will be carefully established and may not be based, either implicitly or explicitly, on meeting or exceeding earnings guidance. The level of base salary and the terms of annual and long-term incentive programs are currently being developed by the Compensation Committee with the assistance of its independent consultant.
      The following report sets forth the strategy and components of Krispy Kreme’s compensation programs for its executive officers for fiscal 2005. The report also describes the basis on which compensation determinations were made with respect to the executive officers for fiscal 2005.

Executive Compensation Policies for Fiscal 2005
      Krispy Kreme’s executive compensation program for fiscal 2005 was designed to provide competitive salaries and the potential for competitive incentives upon achievement of superior financial performance. Krispy Kreme’s fundamental executive compensation objectives were to:

•	Link executive compensation to Krispy Kreme’s long-term economic performance;

•	Promote the achievement of economic goals and focus executive officers on the creation of shareholder value;

•	Maximize Krispy Kreme’s growth opportunities and combine both variable executive compensation and fixed compensation; and

•	Attract and retain well-qualified executive officers who would lead Krispy Kreme and achieve and inspire superior performance and further align the interests of these key employees with the interests of Krispy Kreme’s shareholders.
      To assist us in executive compensation decisions, we studied the compensation of similar executive positions at comparable companies. In general, the Compensation Committee targeted salaries to be at the median or slightly above the median percentile of base salaries paid for comparable positions with similar companies. Other factors considered by the Compensation Committee were the executive’s performance, the executive’s then current compensation and Krispy Kreme’s financial performance.
      Although the Compensation Committee did not give specific weight to any particular factor, the most weight was given to the executive’s performance (in determining whether to adjust above or below the current salary level), and a significant but lesser weight was generally given to the comparative data. In general, base salaries for Krispy Kreme’s executive officers for fiscal 2005 were slightly above or at the median of salaries paid by companies in the comparison group.
      All executive officers, including the Chief Executive Officer, participated in the same compensation programs as the other executives, with the only differences being the amount of compensation that was at risk, the overall magnitude of the potential awards and the performance criteria for individual officers. Senior executive officers, such as the Chief Executive Officer, had a larger percentage of their total compensation at risk on the basis of Krispy Kreme’s performance than did other officers.
      Stock Ownership by Officers and Other Employees. The Compensation Committee believed that executive officers should be encouraged to own our common stock to align further their interests with those of our shareholders. That goal was implemented primarily through stock options and restricted stock. Stock options and restricted stock awards were available to our employees under our 2000 Stock Incentive Plan (which replaced the 1998 Stock Option Plan under which prior stock options were granted). Other mechanisms to promote stock ownership by officers and employees included the Krispy Kreme Profit Sharing Stock Ownership Plan, the Krispy Kreme Doughnut Corporation Nonqualified Stock Ownership Plan and the Krispy Kreme Doughnuts, Inc. Employee Stock Purchase Plan, as well as the Krispy Kreme Doughnut Corporation Retirement Savings Plan, which allowed participants in Krispy Kreme’s 401(k) plan to direct that some or all of their accounts be invested in Krispy Kreme common stock. The Compensation Committee regularly consulted with advisors to determine the appropriate level of option grants and other equity incentives for our executives, with particular reference to the practices of peer companies.

Principal Executive Compensation Elements for Fiscal 2005
      Krispy Kreme’s executive compensation program for fiscal 2005 was comprised of the following principal elements: base salaries; annual incentive stock or cash bonuses; and long-term stock incentives.
      Base Salary. Salaries for executive officers were established on the basis of the qualifications and experience of the executive, the nature of the job responsibilities and the range of salaries for similar positions at peer companies. Base salaries for executive officers tended to be slightly below or at the median as compared to similar companies, as Krispy Kreme’s compensation strategy was to emphasize performance-based compensation. Base salaries could have been increased periodically for officers who met or exceeded their individual performance goals. Salaries in fiscal 2005 for executive officers were increased as follows: Mr. Livengood 45%, Mr. Tate 25%, Mr. Murphy 13.6% and Mr. McAleer 6% as compared to fiscal 2004. Mr. Livengood’s increase, however, was suspended effective June 1, 2004 as a result of the Company’s performance. The increases were as a result of a combination of factors, including individual performance, Krispy Kreme’s strong earnings growth at that time, increased responsibilities and other successful business indicators.
      Annual Incentives. Annual incentives for executive officers were determined under our Senior Executive Incentive Compensation Plan. This plan tied the incentive compensation payable to the Chief Executive Officer and other executive officers directly to the attainment of specific, objective performance targets, thereby aligning the interests of management with the interests of our shareholders.
      The amount of bonuses potentially payable to executive officers was determined as a range of percentages of an individual officer’s salary. Bonus amounts were generally established so that an individual’s total annual compensation, assuming a bonus was earned, would be comparable to or exceed the total annual compensation paid by peer companies to similarly situated officers. Cash or stock bonuses paid in accordance with the plan could have been based on the achievement of several enumerated performance criteria. The amount by which actual results exceeded targeted performance measures established the level of bonuses paid, with caps on bonuses tied to certain criteria.
      Long-Term Stock Incentives. Our philosophy regarding long-term incentive compensation was to provide stock incentives, including stock option grants and restricted stock, as we believed that these stock incentives played an integral role in our ability to attract and retain employees and to provide incentives for such persons to promote the financial success of Krispy Kreme. Moreover, we believed that stock incentives benefited Krispy Kreme by closely aligning the interests of grantees with the interests of our shareholders. For details on stock option grants to our Chief Executive Officer and the named officers, see “Executive Compensation” above.
      Benefits and Perquisites. Executives also participated in our regular employee benefit programs, including group medical and dental coverage, group life insurance and group long-term disability insurance. Perquisites included items such as automobile allowances, club dues, tax and estate planning services and use of corporate aircraft.

The Chief Executive Officer’s Compensation for Fiscal 2005
      Compensation decisions for Mr. Livengood, as our Chief Executive Officer, were made under the same methodology used in determining the compensation of other executives. Mr. Livengood had a greater proportion of his total compensation at risk than did the other executive officers.
      In March 2004, on the recommendation of the Compensation Committee, the Board of Directors increased Mr. Livengood’s annual base salary from $550,000 to $800,000, a 45% increase. The Compensation Committee based this decision on Mr. Livengood’s perceived previous performance and contributions to the Company as well as salaries of chief executive officers of comparable companies. This increase, however, was suspended effective June 1, 2004 as a result of the Company’s performance, and Mr. Livengood’s salary reverted to $550,000 effective that date.

Compensation Deductibility Policy
      An income tax deduction under federal law will generally be available for annual compensation in excess of one million dollars paid to the Chief Executive Officer and the named officers of a public corporation only if such compensation is “performance-based” and complies with certain other tax law requirements. Our policy was to maximize the deductibility of all executive compensation. Notwithstanding this policy, the Compensation Committee retained the discretion to award compensation that was not deductible under Section 162(m) of the Code when it was in the best interests of Krispy Kreme and our shareholders to do so.

Compensation Committee(1)

Togo D. West, Jr., Chairman
James H. Morgan
Robert L. Strickland

(1)	Dr. Su Hua Newton, who was a member of the Compensation Committee in fiscal 2005, resigned as a director effective December 31, 2005.

Stock Performance Graph
      The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from April 5, 2000 (the date of our initial public offering) through January 28, 2005. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	April 5,	January 26,	February 1,	January 31,	January 30,	January 28,
	2000	2001	2002	2003	2004	2005

Krispy Kreme Doughnuts, Inc.	$100	$178	$422	$329	$385	$94

NYSE Composite Index	100	101	89	71	95	102

S&P 500 Restaurants Index	100	87	92	64	103	135

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management

Directors and Executive Officers
      The following table sets forth the number of shares of Krispy Kreme’s common stock, which is our only class of voting stock, beneficially owned as of March 31, 2006 (unless a different date is indicated below), by each director and the individuals named in the summary compensation table set forth above in Item 11, “Executive Compensation,” as well as all directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC. These rules deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member; but they do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, the owner exercises sole voting and investment power over the shares.

		Percentage
	Number of Shares	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned

Daryl G. Brewster(1)	—	—
Stephen F. Cooper(2)	—	—
Mary Davis Holt(3)	72,750	*
Scott A. Livengood(4)	1,721,825	2.7%
William T. Lynch, Jr.(5)	190,975	*
John N. McAleer(6)	4,467,326	7.1%
Robert S. McCoy, Jr.(7)	6,196	*
James H. Morgan(8)	128,750	*
Frank Murphy(9)	241,000	*
Steven G. Panagos(10)	—	—
Michael C. Phalen(11)	49,500	*
Robert L. Strickland(12)	266,750	*
Michael H. Sutton	—	—
John W. Tate(13)	8,684	*
Lizanne Thomas	—	—
Togo D. West, Jr.(14)	95,000	*
All directors and executive officers as a group (18 persons)	7,248,756	11.2%

*	Less than one percent

(1)	Mr. Brewster was appointed as a director and President and Chief Executive Officer effective March 6, 2006.

(2)	Mr. Cooper was named Chief Executive Officer effective January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer.

(3)	Represents shares issuable upon the exercise of currently exercisable stock options.

(4)	Consists of (a) 62 shares held by a tax-qualified trust pursuant to the Krispy Kreme Profit Sharing Stock Ownership Plan; (b) 11,509 shares held under the Krispy Kreme Nonqualified Stock Ownership Plan; and (c) 1,710,254 shares issuable upon the exercise of currently exercisable stock options.

(5)	Includes 136,675 shares issuable upon the exercise of currently exercisable stock options.

(6)	Includes (a) 3,157,452 shares held by Jubilee Investments Limited Partnership described in the table under “— Beneficial Owners of More Than 5% of Common Stock” below, of which Mr. McAleer is one of six general partners; (b) 4,000 shares held by Jennifer A. McAleer, Mr. McAleer’s daughter; (c) 4,000 shares held by Lauren E. McAleer, Mr. McAleer’s daughter; (d) 4,000 shares held by Alexander B. McAleer, Mr. McAleer’s son; (e) 3,181 shares held by a tax-qualified trust pursuant to the Krispy Kreme Profit Sharing Stock Ownership Plan; (f) 5,331 shares held under the Krispy Kreme Nonqualified Stock Ownership Plan; and (g) 696,500 shares issuable upon the exercise of currently exercisable stock options.

(7)	Consists of (a) 300 shares held by IRA account f/b/o Robert S. McCoy, Jr.; and (b) 5,896 shares issuable upon the exercise of currently exercisable stock options.

(8)	Consists of (a) 4,000 shares owned beneficially by Margaret O. Morgan, Mr. Morgan’s spouse; and (b) 124,750 shares issuable upon the exercise of currently exercisable stock options.

(9)	Includes 237,000 shares issuable upon the exercise of currently exercisable stock options. Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005.

(10)	Mr. Panagos was named President and Chief Operating Officer effective January 18, 2005. On March 6, 2006, Mr. Panagos resigned as the Company’s President and Chief Operating Officer and was appointed our Director of Restructuring.

(11)	Represents shares issuable upon the exercise of currently exercisable stock options.

(12)	Consists of (a) 236,000 shares held by the Robert Louis Strickland Revocable Living Trust, a trust of which Mr. Strickland is the sole trustee; (b) 12,000 shares held by Elizabeth Strickland, Mr. Strickland’s spouse; and (c) 18,750 shares issuable upon the exercise of currently exercisable stock options.

(13)	Includes (a) 182 shares held by a tax-qualified trust pursuant to the Krispy Kreme Profit Sharing Stock Ownership Plan; and (b) 178 shares held under the Krispy Kreme Nonqualified Stock Ownership Plan.

(14)	Includes 87,000 shares issuable upon the exercise of currently exercisable stock options.

Beneficial Owners of More Than 5% of Common Stock
      The following table sets forth information about each person or entity known to Krispy Kreme to be the beneficial owner of more than 5% of Krispy Kreme’s outstanding common stock as of March 31, 2006.

	Number of Shares		Percentage
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned

Jefferies Asset Management, LLC	6,000,000	(1)	9.7%
The Metro Center
One Station Place
Three North Stamford, CT 06902
Jefferies Paragon Master Fund, Ltd.
Walker House, Mary Street
George Town, Grand Cayman Islands, British West Indies
Courage Capital Management, LLC	7,417,400	(2)	12.0%
Richard C. Patton
Donald Farris
4400 Harding Road, Ste 503
Nashville, TN 37205
Goldman, Sachs & Co.	4,050,125	(3)	6.5%
The Goldman Sachs Group, Inc.
85 Broad Street
New York, NY 10004
Jubilee Investments Limited Partnership	3,157,452	(4)	5.1%
435 Westover Avenue
Winston-Salem, NC 27104

(1)	This information is based on Schedule 13G/ A filed jointly with the SEC on February 14, 2006 by Jefferies Asset Management, LLC and Jefferies Paragon Master Fund, Ltd. According to the Schedule 13G/ A, Jefferies Asset Management, LLC and Jefferies Paragon Master Fund, Ltd. have shared voting power and shared dispositive power with respect to 6,000,000 shares. Jefferies Asset Management, LLC filed the Schedule 13G/ A as investment manager to Jefferies Paragon Master Fund, Ltd.

(2)	This information is based on Schedule 13G/ A filed with the SEC on January 25, 2006 by Courage Capital Management, LLC, Richard C. Patton and Donald Farris. According to the Schedule 13G/ A, Courage Capital Management, LLC, Richard C. Patton and Donald Farris have shared voting power and shared dispositive power with respect to 7,417,400 shares. Courage Capital Management, LLC is an investment advisor registered pursuant to Section 203 of the Investment Advisors Act of 1940, as amended, and has the discretion to vote and dispose of all of all of the shares reported in the Schedule 13G/ A. Richard C. Patton and Donald Farris are members and managers of Courage Capital Management, LLC and may therefore be deemed to be the beneficial owners of such shares.

(3)	This information is based on Schedule 13G/ A filed with the SEC on February 3, 2006 by Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. According to the Schedule 13G/ A, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have shared voting power with respect to 4,036,025 shares and shared dispositive power with respect to 4,050,125 shares.

(4)	Jubilee Investments Limited Partnership, formerly McAleer Investments Limited Partnership, is a partnership established by members of the McAleer family, including John N. McAleer, as described in the table under “— Directors and Executive Officers” above, to hold shares of Krispy Kreme common stock.

The other general partners of Jubilee Investments Limited Partnership are Patricia Dorgan, Sandra M. Middlebrooks, Jeanne Sanderford, Shannon M. Silvernail and Elizabeth Tillman, all of whom are sisters of John N. McAleer. While none of the general partners has the sole power to dispose of or vote the shares owned by the limited partnership, each of them, including John N. McAleer, may be deemed to have shared dispositive and voting power. In addition to the 3,157,452 shares held by Jubilee Investments Limited Partnership, the general partners beneficially own, directly or indirectly, the following numbers of shares: John N. McAleer — 1,186,499 shares; Patricia Dorgan — 503,363 shares; Sandra M. Middlebrooks — 456,204 shares; Jeanne Sanderford — 468,154 shares; Shannon M. Silvernail — 564,884 shares; and Elizabeth Tillman — 541,836 shares.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of January 30, 2005.

Number of Securities
	Number of			Remaining Available for
	Securities to Be			Future Issuance Under
	Issued upon		Weighted Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	4,768,800	(1)	$28.60	6,748,200	(2)
Equity compensation plans not approved by shareholders(3)(4)	2,679,700	(3)	1.60	—

Total	7,448,500		$18.89	6,748,200

(1)	Represents shares of common stock issuable pursuant to outstanding options under the 2000 Stock Incentive Plan and a stock option plan assumed effective April 7, 2003 upon the acquisition of Montana Mills (the “Montana Mills Plan”). At January 30, 2005, approximately 4,600 options with a weighted average exercise price of $35.23 remained outstanding under the Montana Mills Plan. The Company has not made, and will not make, any future grants of options under the Montana Mills Plan.

(2)	Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan each employee of the Company or any participating subsidiary (other than those whose customary employment was for not more than five months per calendar year) was eligible to participate after the employee completed 12 months of employment, and each participant could elect to purchase shares of Company common stock at the end of quarterly offering periods. The amount of shares that could be purchased was based on the amount of payroll deductions a participant elected to have withheld and applied at the end of the purchase period to the purchase of shares (ranging from 1 to 15% of the participant’s base compensation). The purchase price for the shares was the lesser of the fair market value of the shares on the first day of the purchase period or the last day of the purchase period. Effective October 21, 2005, the Company halted purchases under the Employee Stock Purchase Plan.

(3)	Represents shares of common stock issuable pursuant to outstanding options under the 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted prior to the initial public offering of the Company’s common stock, and it was not submitted for approval by shareholders. The plan provides for the grant of stock options to employees, directors and consultants, as determined by the Compensation Committee, and it is administered by the Compensation Committee. No grants have been made under the 1998 Stock Option Plan subsequent to April 5, 2000, and the Company will not make any further grants under that plan.

(4)	The Company maintained a Nonqualified Stock Ownership Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to provide benefits that could not be provided under the Company’s tax-qualified Profit Sharing Stock Ownership Plan due to Internal Revenue Code limitations. Each year the Company credited benefits under the plan based on a discretionary percentage of the employees’ compensation in excess of Internal Revenue Code limits. Amounts credited under the plan were deemed to be invested in Company stock, and benefits were payable in the form of Company stock or, at the election of the participant, in cash. No amounts were credited to participants in the plan in fiscal 2004 or 2005. The Company also maintained a Nonqualified Deferred Compensation Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to allow participants to defer a portion of their compensation. Amounts deferred under the plan could, at the election of the participant, be deemed to be invested in Company stock, and benefits deemed vested in Company stock were payable in the form of Company stock or, at the election of the participant, in cash. The ability of participants to deem investments to be in Company stock was suspended effective November 8, 2005. Neither the Nonqualified Stock Ownership Plan nor the Nonqualified Deferred Compensation Plan was submitted for shareholder approval.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Associates’ License Agreements with Related Parties
      We are parties to franchise agreements, referred to as associates’ license agreements, with some of our franchisees who served as directors until March 21, 2003 and served as emeritus directors until August 9, 2005. Our associates’ license agreements permit the associate to sublicense the franchise to a company which is majority-owned and principally managed by the associate. Our emeritus director-associates had generally sublicensed in this manner. These agreements grant each associate a license to produce, market, package and sell Krispy Kreme doughnuts and other products in a specified territory.
      Each associate must purchase mix and equipment from us. As a result, we have outstanding accounts receivable, from time to time, with each of our associates. Additionally, our associates pay us franchise royalties. The table below shows, on a combined basis, KKM&D sales to and franchise royalties from our emeritus directors’ affiliated franchise companies during fiscal 2005.

Emeritus Director and	Fiscal Year Ended
Franchise Companies	January 30, 2005

(In thousands)
Frank E. Guthrie:	$1,017
Augusta Doughnut Company
Classic City Doughnuts Corp.
Frank E. Guthrie and Robert L. McCoy:	$3,371
Magic City Doughnuts Corporation
Robert L. McCoy:	$5,362
Gulf-Fla. Holdings, Inc.
Steven D. Smith:	$2,501
Dale’s Doughnut Corp.
Dale’s Doughnuts of Dothan, Inc.
Smiths Doughnuts, Inc.
      One of our agreements with Mr. Guthrie, which he has sublicensed to Magic City Doughnuts Corporation, obligates him to develop and operate a total of four stores in the Orlando, Florida area. Mr. Guthrie co-owns Magic City Doughnuts Corporation with Mr. McCoy. Mr. Smith co-owned Dallas Doughnuts with Joseph A. McAleer, Jr., a retired member of the Board of Directors. Our agreement with Mr. McAleer, which was sublicensed to Dallas Doughnuts, obligated him to develop and operate a total of eight stores in the Dallas/ Fort Worth territory. Effective June 30, 2003, we repurchased the rights to this territory and the referenced agreement was terminated.
Relationship with Kroll Zolfo Cooper
      On January 18, 2005, we retained Kroll Zolfo Cooper LLC as our financial advisor and interim management consultant and, on February 18, 2005, entered into a Services Agreement dated as of January 18, 2005 with KZC, Stephen F. Cooper and Steven G. Panagos. From January 18, 2005 to March 6, 2006, Mr. Cooper, who is currently Chairman of KZC, served as our Chief Executive Officer and Mr. Panagos served as our President and Chief Operating Officer. Currently, Mr. Cooper serves as our Chief Restructuring Officer and Mr. Panagos, who is currently Managing Director of KZC, serves as our Director of Restructuring. See Item 11, “Executive Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of the Services Agreement. In fiscal 2005 and fiscal 2006, we incurred an aggregate of $332,000 and $10.7 million, respectively, related to KZC fees and expenses under the Services Agreement. In addition, on July 31, 2005, in satisfaction of our obligation to pay KZC a success fee under the Services Agreement, we issued to KZC a warrant to purchase 1,200,000 shares of our common stock at a cash exercise price of $7.75 per share. However, neither Mr. Cooper nor Mr. Panagos owns, directly or indirectly, any equity interests in KZC and neither individual is guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with respect to the warrant).
Other Relationships
      Until December 2004, Togo D. West, Jr. was of counsel to the law firm of Covington & Burling, which provided legal services to Krispy Kreme during fiscal 2005. Mr. West did not personally perform any such legal services for Krispy Kreme.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees
      The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP to Krispy Kreme in each of the last three fiscal years for audit and non-audit services. The nature of the services provided in each such category is described following the table.

	Fees Billed in Last Three Fiscal Years

	2006(1)	2005	2004

Audit Fees	$3,501,500	$520,967	$296,900
Audit-Related Fees	44,550	213,566	134,250
Tax Fees	172,199	295,743	302,099
All Other Fees	3,900	—	42,501

Total	$3,722,149	$1,030,276	$775,300

(1)	Includes fees relating to the audit of the fiscal 2005 financial statements and the restatement of the prior years’ financial statements.
      Audit Fees — Consists of aggregate fees for professional services rendered for the audits of the annual financial statements of Krispy Kreme, reviews of financial statements included in Krispy Kreme’s Forms 10-Q and statutory audits for certain subsidiaries.
      Audit-Related Fees — Consists of aggregate fees for employee benefit plan audits, services related to business acquisitions, accounting consultations and audits of certain of our consolidated franchisees.
      Tax Fees — For fiscal 2006, 2005 and 2004, tax fees include compliance fees (reviews and preparation of corporate and state tax returns and assistance with tax audits of $56,769, $105,000 and $64,000, respectively). Other tax fees include amounts for tax advice and planning and international tax matters and totaled $115,430 in fiscal 2006, $190,743 in fiscal 2005 and $238,099 in fiscal 2004.
      All Other Fees — For fiscal 2006, the amounts represented fees for accounting research services. For fiscal 2004, these amounts represent fees related to a cost segregation study performed.
Pre-Approval of Audit and Non-Audit Services
      The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to Krispy Kreme by its independent accountants. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. Under the policy, all audit and non-audit services must be pre-approved by the Audit Committee either (1) before the commencement of each service on a case-by-case basis — called “specific pre-approval” — or (2) by the description in sufficient detail in exhibits to the policy of particular services which the Audit Committee has generally approved, without the need for case-by-case consideration — called “general pre-approval.” Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or one of its members to whom the Audit Committee has delegated specific pre-approval authority. The policy describes the audit, audit-related, tax and other services which have received general pre-approval. These general pre-approvals allow Krispy Kreme to engage the independent accountants for the enumerated services for individual engagements up to the fee-limits described in the policy. Any engagement of the independent accountants pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent accountants to management. All of the services described above under Audit-Related Fees, Tax Fees and All Other Fees for fiscal 2004 and 2005 were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules
      1. Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”
      2. Financial Statement Schedules. None.

(b)	Exhibits

Exhibit
Number			Description of Exhibits

3.1		—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)
3.2		—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)
4.1		—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.2		—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.3		—	Specimen Montana Mills Redeemable Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002)
4.4		—	Form of Montana Mills Redeemable Common Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 of Montana Mills’ Registration Statement on Form SB-2 (Commission File No. 333-86956) filed with the Commission on April 25, 2002)
4.5		—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2005)
10.1		—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.2		—	Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.3		—	Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10	.4*	—	Form of International Franchise Agreement**
10	.5*	—	Form of International Development Agreement**
10.6		—	Trademark License Agreement, dated May 27, 1996, between HDN Development-Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.7		—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1(Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.8		—	Long-Term Incentive Plan dated January 30, 1993 (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

Exhibit
Number			Description of Exhibits

10.9		—	Form of Promissory Note relating to termination of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.10		—	Form of Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.11		—	Form of Promissory Note relating to restricted stock purchases (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.12		—	Employment Agreement dated August 10, 1999 between Krispy Kreme Doughnut Corporation and Scott A. Livengood (incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.13		—	Consulting Agreement, effective January 17, 2005 by and between Krispy Kreme Doughnuts, Inc. and Scott A. Livengood (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2005)
10.14		—	Employment Agreement dated January 6, 2004 between the Registrant and Michael C. Phalen (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for fiscal 2004)**
10.15		—	Written Description of Employment Arrangements, effective June 27, 2005, between the Registrant and Douglas R. Muir (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 8, 2005)**
10.16		—	Employment Agreement, dated October 26, 2005 between Krispy Kreme Doughnut Corporation and Jeffrey L. Jervik (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2005)**
10.17		—	Employment Agreement, dated as of March 6, 2006, between Krispy Kreme Doughnuts, Inc, Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2006)**
10.18		—	1998 Employee and Non-Employee Director Stock Option Plan of Montana Mills (incorporated by reference to Exhibit 10.3 to Montana Mills Amendment No. 1 to Registration Statement on Form SB-2 (Commission File No. 333-86956), filed with the Commission on June 7, 2002)
10.19		—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the Commission on October 4, 2000)**
10	.20*	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000**
10	.21*	—	Krispy Kreme Doughnut Corporation Nonqualified Stock Ownership Plan, effective February 1, 1999**
10.22		—	First Lien Credit Agreement (the “First Lien Credit Agreement”) dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Issuing Lender, and Wells Fargo Foothill, Inc., as Collateral Agent (the “First Lien Collateral Agent”), Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.23		—	Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent (the “Administrative Agent”), Paying Agent, Fronting Bank and Collateral Agent (the “Second Lien Collateral Agent”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)

Exhibit
Number		Description of Exhibits

10.24	—	First Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the First Lien Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.25	—	Second Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the Second Lien Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.26	—	Collateral Agency and Intercreditor Agreement dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the First Lien Collateral Agent, the Second Lien Collateral Agent and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.27	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.28	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.29	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.30	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.31	—	Amendment No. 3, dated as of December 12, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.32	—	Amendment No. 3, dated as of December 12, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.33	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.34	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.35	—	Services Agreement entered into on February 8, 2005, by and between Krispy Kreme Doughnuts, Inc. and Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC, dated as of January 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 10, 2005)**
10.36	—	Letter Agreement dated March 10, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2005)**
10.37	—	Amendment to Services Agreement dated as of March 31, 2005, by and between KKDI, Stephen F. Cooper, Steven G. Panagos and KZC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2005)**
10.38	—	Letter Agreement dated as of April 20, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2005)**
10.39	—	Letter Agreement dated as of May 24, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 27, 2005)**

Exhibit
Number			Description of Exhibits

10.40		—	Letter Agreement dated June 27, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2005)**
10.41		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 8, 2004)**
10	.42*	—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton)**
21*		—	List of Subsidiaries
24*		—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Michael C. Phalen

Name: Michael C. Phalen

Title:	Chief Financial Officer
Date: April 28, 2006
POWER OF ATTORNEY
      Each person whose signature appears below hereby constitutes and appoints Daryl G. Brewster, Michael C. Phalen and Douglas R. Muir, or any of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Annual Report on Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2006.

Signature	Title

/s/ James H. Morgan James H. Morgan	Chairman of the Board of Directors

/s/ Daryl G. Brewster Daryl G. Brewster	Director, Chief Executive Officer (Principal Executive Officer)

/s/ Michael C. Phalen Michael C. Phalen	Chief Financial Officer (Principal Financial Officer)

/s/ Douglas R. Muir Douglas R. Muir	Chief Accounting Officer (Principal Accounting Officer)

/s/ Mary Davis Holt Mary Davis Holt	Director

/s/ William T. Lynch William T. Lynch	Director

Signature	Title

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director

/s/ Robert L. Strickland Robert L. Strickland	Director

/s/ Michael H. Sutton Michael H. Sutton	Director

/s/ Lizanne Thomas Lizanne Thomas	Director

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director