Form 10-K
period 2006-01-29
KRISPY KREME DOUGHNUTS INC
filed 2006-10-31
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16485

KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2169715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Knollwood Street,	27103
Winston-Salem, North Carolina	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(336) 725-2981

Securities registered pursuant to Section 12(b) of the Act:

Name of
Each Exchange
on Which
Title of Each Class	Registered

Common Stock, No Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 28, 2006 was $508.2 million.

Number of shares of Common Stock, no par value, outstanding as of September 29, 2006: 61,838,994.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 2002, fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007 mean the fiscal years ended February 3, 2002, February 2, 2003, February 1, 2004, January 30, 2005, January 29, 2006 and January 28, 2007, respectively. Please note that fiscal 2002 contained 53 weeks. All references to share amounts and per share amounts in this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect stock splits.

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for fiscal 2005 (the “2005 Form 10-K”) on April 28, 2006. As more fully described in Note 2 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” in the 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations, of shareholders’ equity and of cash flows for fiscal 2004 and fiscal 2003. Certain restatement adjustments affected periods prior to fiscal 2003. The effect of those restatement adjustments on years prior to fiscal 2003 were reflected in the 2005 Form 10-K as an adjustment to the opening balance of retained earnings as of February 4, 2002, the first day of fiscal 2003.

In addition, as disclosed in the 2005 Form 10-K in Note 25 to the consolidated financial statements, certain restatement adjustments affected interim financial information for fiscal 2005 and fiscal 2004 previously filed on Form 10-Q (with respect to the first and second quarters of fiscal 2005 and the first three quarters of fiscal 2004) and on Form 8-K (with respect to the third quarter of fiscal 2005). Such restatement adjustments were reflected in the unaudited selected quarterly financial data appearing in the 2005 Form 10-K and, with respect to the third quarters of fiscal 2005 and fiscal 2004, will be reflected in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2005.

Shortly after the filing of this Annual Report on Form 10-K, the Company expects to file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006. However, the Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the first or second quarter of fiscal 2007. While the Company is working diligently to complete the filings referred to in the preceding sentence (focusing first on the fiscal 2007 reports and then on the third quarter fiscal 2005 report), there can be no assurance as to when the Company will be current in its reporting obligations.

The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and to correct errors made in the application of GAAP. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 and 25 to the consolidated financial statements in the 2005 Form 10-K.

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

The financial statements included in this Annual Report on Form 10-K relate to periods and dates through January 29, 2006. For preliminary information regarding revenues and sales for the first and second quarters of fiscal 2007, see the Company’s Form 12b-25s filed on June 12, 2006 and September 12, 2006.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations, including our business strategy, remediation plans with respect to internal controls and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

•	the outcome of pending governmental investigations, including by the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York, and a review by the Department of Labor;

•	the outcome of shareholder derivative and class action litigation;

•	potential indemnification obligations and limitations of our director and officer liability insurance;

•	material weaknesses in our internal control over financial reporting;

•	our ability to implement remedial measures necessary to improve our processes and procedures;

•	continuing negative publicity;

•	significant changes in our management;

•	the quality of franchise store operations;

•	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

•	disputes with our franchisees;

•	our ability to implement our international growth strategy;

•	currency, economic, political and other risks associated with our international operations;

•	the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

•	compliance with government regulations relating to food products and franchising;

•	our relationships with wholesale customers;

•	our ability to protect our trademarks;

•	risks associated with our high levels of indebtedness;

•	restrictions on our operations contained in our senior secured credit facilities;

•	our ability to meet our ongoing liquidity needs;

•	changes in customer preferences and perceptions;

•	risks associated with competition; and

•	other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission.

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

Overview

Krispy Kreme® is a leading branded retailer and wholesaler of high-quality doughnuts. Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including our Hot Original Glazedtm, are made, sold and distributed and where a broad array of coffees and other beverages are offered.

As of January 29, 2006, there were 402 Krispy Kreme stores operated systemwide in 43 U.S. states, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 133 were operated by us (including 15 operated by Glazed Investments, a consolidated franchisee until February 2006) and 269 were operated by other franchisees. Of the 402 total stores, there were 323 factory stores and 79 satellites. Of the 323 Krispy Kreme factory stores in operation at January 29, 2006, 293 were located in the United States.

Our factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting our stores) and off-premises sales (sales to supermarkets, convenience stores, mass merchants and other food service and institutional accounts) as described further under “Business Operations — Company Stores.” Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven store formats. Tunnel oven stores contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain doughnut heating technology.

We generate revenues from three distinct sources: company stores, which we refer to as Company Stores; franchise fees and royalties from our franchise stores, which we refer to as Franchise; and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. Company Stores, Franchise and KKM&D comprise our three reportable segments under GAAP.

Significant Events

Below is a summary of significant events that have occurred during the last two years.

Governmental Investigations/Litigation

•	On October 7, 2004, the staff of the Securities and Exchange Commission (the “SEC”) advised us that the SEC had entered a formal order of investigation concerning the Company. The Company is cooperating with this investigation.

•	On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised us that it would seek to conduct interviews of certain current and former officers and employees of the Company. The Company is cooperating with this investigation.

•	On March 9 and March 21, 2005, the United States Department of Labor (“DOL”) informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) have occurred. The DOL investigation is ongoing and the DOL has not yet indicated whether it believes any violations of ERISA have occurred. The Company is cooperating with the DOL.

Each of these investigations is ongoing. Developments relating to governmental investigations and responses to those investigations by us and by others will continue to create various risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition.

•	We and certain of our former and current executive officers, directors and other employees are defendants in several lawsuits, including a federal securities class action, several shareholder derivative actions and an ERISA class action. We have reached proposed settlements with respect to these matters. For more information see Item 3, “Legal Proceedings — Litigation.”

Special Committee Investigation

•	On October 4, 2004, the Company formed a special committee (the “Special Committee”) of newly-appointed independent directors, consisting of and co-chaired by Michael H. Sutton (former Chief Accountant of the SEC) and Lizanne Thomas (a senior corporate partner of the law firm of Jones Day), to conduct an independent review and investigation of any and all issues raised by: (1) regulatory investigations such as those commenced by the SEC and the United States Attorney’s Office, (2) the Company’s independent auditors, PricewaterhouseCoopers LLP, (3) shareholder demands and shareholder derivative actions and (4) whistleblowers. The Special Committee’s mandate also encompassed any other issues it deemed necessary or appropriate in furtherance of its investigation. With respect to each of these matters, the Special Committee received full and complete authority and power to determine the appropriate action to be taken by the Company and to initiate, supervise and conduct to conclusion any lawful action that the Special Committee, in the exercise of its independent judgment, deemed to be in the best interests of the Company.

•	The Special Committee conducted its investigation from early October 2004 through early August 2005.

•	To assist in the investigation, the Special Committee retained independent legal counsel Weil, Gotshal & Manges LLP (“Weil Gotshal”) and Smith Moore LLP. Weil Gotshal, in turn, retained independent forensic accountants, Navigant Consulting, Inc., and an independent restaurant industry valuation expert, Restaurant Capital Advisory, LLC.

•	The Special Committee issued its report to our Board of Directors on August 9, 2005. For a summary of the conclusions and directives for remedial action set forth in its report, see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 10, 2005. These directives addressed, among other things, restatement of the Company’s financial statements; the employment status of certain personnel, including their stock options and entitlement to advancement of legal expenses; shareholder demands and derivative litigation; the composition and functioning of the Board of Directors; internal resources, controls and compliance; public disclosure; and compensation of management and directors.

Restatement of Financial Statements

•	On April 28, 2006, we filed our 2005 Form 10-K, in which we restated our financial statements and other financial information for fiscal 2001 through fiscal 2004, each quarter of fiscal 2004 and the first three quarters of fiscal 2005. For a discussion of the significant restatement adjustments, see Notes 2 and 25 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” in the 2005 Form 10-K. For information on the effects of the restatement adjustments on fiscal 2001 and 2002, see Item 6, “Selected Financial Data” in the 2005 Form 10-K.

Management/Board of Directors Changes

•	Effective August 23, 2004, John W. Tate resigned his position of Chief Operating Officer of the Company.

•	On October 4, 2004, as described above, the Special Committee was formed and Mr. Sutton and Ms. Thomas joined the Board of Directors of the Company as independent directors and as co-chairs of the Special Committee.

•	On January 13, 2005, the Special Committee discussed with the Company’s other independent directors its preliminary conclusions concerning Scott A. Livengood’s stewardship of the Company. With the Special Committee’s strong encouragement, such other independent directors determined that new leadership was required. The decision was communicated to Mr. Livengood and, on January 17, 2005,

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

•	On January 18, 2005, the following changes were made with respect to our management:

•	We retained Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm, as our financial advisor and interim management consultant and, on February 8, 2005, entered into a Services Agreement dated as of January 18, 2005 with KZC, Stephen F. Cooper and Steven G. Panagos. See Item 11, “Execution Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements — KZC Services Agreement” for a description of the Services Agreement.

•	Stephen F. Cooper, Chairman of KZC, was named the Company’s Chief Executive Officer, replacing Mr. Livengood.

•	Steven G. Panagos, a Managing Director of KZC, was named the Company’s President and Chief Operating Officer.

•	James H. Morgan, who had served as a director of the Company since July 2000 and Vice Chairman since March 2004, was appointed Chairman of the Board of the Company.

•	Robert L. Strickland, who had served as a director of the Company since 1998, was appointed Vice Chairman of the Board of the Company.

•	On June 15, 2005, the Special Committee informed our senior management that the Special Committee had concluded that six of our officers should be discharged. These six officers included four senior vice presidents and were in the areas of operations, finance, business development and manufacturing and distribution. Five of these individuals resigned and one retired.

•	Effective June 27, 2005, Douglas R. Muir, who had been a consultant to the Company since December 2004 and who has over 30 years of accounting experience, was appointed as the Company’s Chief Accounting Officer. Michael C. Phalen, the Company’s Chief Financial Officer, formerly acted as the Company’s principal accounting officer.

•	Effective August 9, 2005, following the directive in the Special Committee’s report that the Board of Directors eliminate the position of non-voting emeritus director, Frank E. Guthrie, Robert L. McCoy and Steven D. Smith retired as non-voting emeritus directors.

•	Effective September 30, 2005, John N. (Jack) McAleer retired as Executive Vice President, Concept Development and resigned as a director of the Company.

•	Effective October 26, 2005, Jeffrey L. Jervik joined the Company as its Executive Vice President of Operations. Mr. Jervik has over 20 years experience in the food service industry.

•	Effective December 1, 2005, Frank Murphy resigned as Executive Vice President, General Counsel, Secretary and Chief Governance Officer of the Company.

•	Effective December 31, 2005, Dr. Su Hua Newton resigned as a director of the Company.

•	Effective March 6, 2006, the following changes were made with respect to our management:

•	Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed as the Company’s Chief Restructuring Officer.

•	Mr. Panagos resigned as the Company’s President and Chief Operating Officer and was appointed as the Company’s Director of Restructuring.

•	Daryl G. Brewster joined the Company as its President and Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Brewster had been Group Vice President of Kraft Foods and has over 20 years experience in the food service industry.

•	Effective June 14, 2006, Mr. Cooper resigned as the Company’s Chief Restructuring Officer and Mr. Panagos resigned as the Company’s Director of Restructuring.

•	Effective September 11, 2006, Charles A. Blixt (former Executive Vice President and General Counsel of Reynolds American, Inc.) was appointed General Counsel of the Company on an interim basis.

•	Effective September 19, 2006, Andrew J. Schindler (former Chairman and Chief Executive Officer of R.J. Reynolds Tobacco Holdings and Chairman of Reynolds American, Inc.) was appointed as a member of the Company’s Board of Directors.

Operations and Financing

•	On February 8, 2005, we announced that we were reducing the number of employees in our corporate, mix plant, equipment manufacturing and distribution facilities by approximately 25% and that we had also divested a corporate airplane that was subject to an operating lease.

•	On April 1, 2005, our wholly-owned subsidiary Krispy Kreme Doughnut Corporation (“KKDC”) entered into new senior secured credit facilities aggregating $225 million, comprised of a $75 million first lien senior secured revolving credit facility, a $120 million second lien senior secured term loan and a $30 million second lien prefunded revolving loan and letter of credit facility. Proceeds of the term loan were used to repay the approximately $88 million outstanding under KKDC’s previous credit facility, pay fees and expenses related to the financing and provide cash on the balance sheet. Since entering into the credit facilities, the Company has had to obtain a number of waivers thereunder and amendments thereof, including waivers of covenant defaults.

•	During fiscal 2006 and the second half of fiscal 2005, approximately 67 company stores were closed, including 36 owned by consolidated franchisees.

•	As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. See “Store Ownership — Area Developers — Restructuring Initiatives” below and Item 3, “Legal Proceedings — Litigation” for a description of the significant restructuring actions that have taken place as well as recent litigation with franchisees. This underperformance, as well as certain of these restructurings, have adversely affected our financial condition and results of operations and have resulted in substantial charges related principally to franchisee receivables, fixed assets and investments in franchisees.

•	During fiscal 2007, we recommenced our international expansion program by awarding development rights in the Middle East, Hong Kong, Macau, Tokyo, the Philippines and Indonesia. The development and franchise agreements for these territories provide for the development of approximately 200 stores over the next five years.

Business Operations

We generate revenues from three distinct sources: company stores, which we refer to as Company Stores; franchise fees and royalties from our franchise stores, which we refer to as Franchise; and a vertically integrated supply chain, which we refer to as Krispy Kreme Manufacturing and Distribution, or KKM&D. Company Stores, Franchise and KKM&D comprise our three reportable segments under GAAP.

Company Stores.  The principal source of revenue for our stores is the production and distribution of doughnuts. Our factory stores are both retail outlets and wholesale producers of our doughnuts and, as a result, can sell their products through multiple channels.

•	On-premises sales. On-premises sales consist of sales to customers visiting our stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. Each of our factory stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original Glazedtm. We also sell beverages, including drip coffees, espresso-based coffees, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages, as well as collectible memorabilia such as tee shirts, sweatshirts and hats. The majority of the sales by our international stores are on-premises.

•	Off-premises sales. In addition to on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. Off-premises sales consist of sales of fresh doughnuts, primarily on a branded basis (i.e., bearing the Krispy Kreme brand name), to a variety of retail customers, such as supermarkets, convenience stores, mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. In addition, we have recently begun selling branded packaged coffee and other products to select supermarkets, convenience stores and mass merchants.

These sales channels are designed to generate incremental sales, increase market penetration and brand awareness, increase consumer convenience and optimize utilization of our stores’ production capacity. We accomplish off-premises sales through our direct store delivery system, or DSD, through which we deliver fresh doughnuts, both packaged and unpackaged, to our retail customers. Our off-premises customers include Amerada Hess, Albertson’s, Exxon/Mobil, Food Lion, Kroger, Quick Trip, Sheetz, Speedway SuperAmerica and Wal-Mart. Our route drivers are capable of taking customer orders and delivering products directly to our customers’ retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with many large DSD customers.

Franchise.  Through our Franchise segment, we generate revenues through the collection of franchise fees and royalties. Franchisees sell their doughnuts and other products through the same channels discussed above under “— Company Stores” and, as a result, our royalty revenues are dependent on the on-premises and off-premises sales of our franchisees.

KKM&D.  KKM&D produces doughnut mixes and manufactures our doughnut-making equipment, which all factory stores are required to purchase. Additionally, KKM&D operates three distribution centers that provide Krispy Kreme stores with supplies for the critical areas of their business. KKM&D generates revenues on sales of our mixes, equipment and coffee to unconsolidated franchisees and supports both company and franchisee stores through product knowledge and technical skills, control of critical production and distribution processes and collective buying power.

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

KKM&D has four business units:

•	Mix manufacturing. We produce all of our proprietary doughnut mixes, which our franchisees are required to purchase, for use in stores located in the United States, Canada and Mexico at our manufacturing facilities in Winston-Salem, North Carolina and Effingham, Illinois. For other international jurisdictions, we produce a concentrate which is shipped internationally where it is then finished pursuant to the terms of agreements with contract manufacturers. We control production of this critical input in order to ensure that our products meet quality expectations. Manufacturing and selling our own mixes also allow us to capture the profit that otherwise would accrue to an outside supplier. Our mixes are produced according to our high-quality standards, which include:

—	Receiving truckloads of our main ingredients regularly;

—	Testing each incoming key ingredient; and

—	Testing each batch of mix.

•	Equipment. We manufacture doughnut-making equipment, which our franchisees are required to purchase. Our equipment, when combined with our proprietary mixes and operated in accordance with our standard procedures, produces doughnuts with uniform consistency and quality. Manufacturing our equipment results in several advantages, including:

—	Flexibility. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting unusual store configurations;

—	Cost-effectiveness. We believe, based on our internal studies, that our costs are lower than if we purchased our equipment from third parties; and

—	Efficiency. We refine our equipment design to improve automation in order to manage labor costs and/or improve consistency.

Our line of doughnut-making machines includes machines that produce doughnuts at rates of approximately 65, 150, 270, 600 and 1,000 dozen doughnuts per hour. The largest of these machines (the 600 and 1,000 dozen per hour machines) are used primarily in a subset of our factory stores called commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally.

We also sell smaller machines, which we refer to as tunnel ovens, that are manufactured by others and that complete the final steps of the production process by preparing unglazed doughnuts for the glazing process. We also refurbish for resale used machines that we have as a result of store closings.

•	Beverage program. We provide many of the beverages offered in our stores, most of which (other than coffee) are purchased from third parties. One of our focus areas, however, has been on improving our beverage program. We have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages. See “— Products — Beverages.”

•	Distribution centers. We operate three distribution centers (Winston-Salem, North Carolina, Effingham, Illinois and greater Los Angeles, California), which are capable of supplying our domestic stores and certain of our international stores with key supplies, including mixes, icings and fillings, other food ingredients, coffee, juices, signage, display cases, uniforms and various other items. Most of our domestic store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KKM&D. We believe that our ability to distribute supplies to our operators produces several advantages, including:

—	Economies of scale. We are able to purchase key supplies at volume discount prices, which we believe are typically lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is controlled on a systemwide basis rather than at the store level; and

—	Convenience. Our distribution centers carry the key items necessary for store operation. We believe this strategy of having one ordering and delivery system for store operations enables the store operators to focus their time and energies on running their stores, rather than managing multiple supplier and distribution relationships.

Krispy Kreme Brand Elements

Krispy Kreme has several important brand elements which we believe have created a bond with many of our customers. The key elements are:

•	One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made from a secret recipe that has been in our Company since 1937. We use premium ingredients, which are blended by our custom equipment in accordance with our standard operating procedures, to create this unique and very special product.

•	Doughnut-making theaters. Our factory stores typically showcase our doughnut-making theaters, which are designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness.

•	Hot Doughnuts Now®. The Hot Doughnuts Now® sign, when illuminated, is a signal that our Hot Original Glazedtm are being made. The Hot Doughnuts Now® sign is an impulse purchase generator and an integral contributor to our brand. Our Hot Original Glazedtm are made for several hours every morning and evening, and at other times during the day.

•	Community relationships. We are committed to local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

Store Format and Development

Store Format.  We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capabilities of our factory stores. As of January 29, 2006, there were 11 commissaries systemwide, five of which were owned by the Company. Our other factory stores generally engage in both on-premises and off-premises sales. We have begun introducing internationally, and on a test basis domestically, a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.

Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven store formats. Tunnel oven stores contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain doughnut heating technology. In each of these formats, we typically sell fresh doughnuts, beverages and Krispy Kreme collectibles, and the doughnuts are supplied by nearby factory stores. Each of these formats requires less space than our traditional factory store. We began our tests of the fresh shop concept during fiscal 2004 and our tests of the tunnel oven store and kiosk formats in fiscal 2005. As of January 29, 2006, 33 fresh shops, 33 tunnel oven stores and 10 kiosks were open. We continue to view the fresh shop, tunnel oven store and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

During fiscal 2002, we introduced a satellite store concept, the “doughnut and coffee shop,” or DCS, which featured first-generation doughnut heating technology. The majority of DCS stores that we opened were subsequently closed due to the financial performance of these stores and the development of the tunnel oven technology, and we do not expect to open any new stores using the DCS format. As of January 29, 2006, we had three DCS stores in operation.

Domestic Store Development.  As of January 29, 2006, there were a total of 334 domestic stores, of which 293 were factory stores and 41 were satellite stores. These store numbers reflect the opening in fiscal 2006 of 28 domestic stores and the closing of 90 domestic stores. Of the 28 stores opened in fiscal 2006, five were company stores, including one operated by consolidated franchisees. Of the 90 stores closed in fiscal 2006, 47 were company stores, including 20 operated by consolidated franchisees. As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. Since late 2004, our lack of current audited financial statements and other events have prevented us from offering franchises to new domestic franchisees. See “— Government Regulation” below.

International Store Development.  Markets outside the United States are a potential source of growth, and we are hiring additional personnel to assist in the development of international markets. As of January 29, 2006, there were a total of 68 Krispy Kreme stores operated internationally, which were located in Australia, Canada, Mexico, South Korea and the United Kingdom. In fiscal 2006, 39 new international stores were opened, and eight international stores were closed. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in potential markets in Asia, the Middle East and Western Europe. In the first half of fiscal 2007, we have awarded development rights in the Middle East, Hong Kong, Macau, Tokyo, the Philippines and Indonesia. The development and franchise agreements for these territories provide for the development of approximately 200 stores over the next five years. Our ability to expand in these or other international markets, however, will depend on a number of factors, including attracting experienced and well capitalized franchisees, demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries.

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

Our stores generally operate seven days a week, excluding some major holidays. Traditionally, our sales have been slower during the winter holiday season and the summer months.

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

We offer a comprehensive manager training program covering the critical skills required to operate a Krispy Kreme store and a training program for all positions in the store. The manager training program, conducted both at our headquarters and at certified training stores, includes classroom instruction, computer-based training modules and in-store training.

Our staffing varies depending on a store’s size, volume of business and number of sales channels. Stores, depending on the sales channels they serve, have employees handling on-premises sales, processing, production, bookkeeping, sanitation and delivery. Hourly employees, along with delivery personnel, are trained by local store management through hands-on experience and training manuals.

Store Ownership

We divide our stores into three categories: company stores, associate stores and area developer stores. We refer to associates and area developers as franchisees, collectively. The store counts below include both factory stores and satellites.

Company stores.  As of January 29, 2006, Krispy Kreme operated 133 stores, including 15 which were operated by consolidated franchisees. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores in recent years, as well as through new store construction, the number of company stores located outside the Southeast has increased. In fiscal 2005 and fiscal 2006, we examined the performance of each of our company stores and closed 78 underperforming stores, including 36 stores owned by consolidated franchisees. As of January 29, 2006, 15 company stores were owned by Glazed Investments, then a consolidated franchisee as described herein. As of January 29, 2006, we owned 97% of Glazed Investments. The Company ceased consolidating Glazed Investments subsequent to February 3, 2006, the date that Glazed Investments filed for bankruptcy protection. Subsequent to February 3, 2006, Glazed Investments closed three stores, and the 12 remaining stores operated by Glazed Investments were purchased by one of Krispy Kreme’s area developers, which continues to operate 11 of such stores.

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

Associates.  We had 19 associates who operated 57 stores as of January 29, 2006. Associate stores have attributes which are similar to those of company stores located in the Southeast and associates typically have many years of experience operating Krispy Kreme stores. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. Generally, our associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees within an associate’s territory during the term of the license agreement.

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

Area developers.  Under our area developer franchise program, which we introduced in the mid-1990s to strategically expand into new territories in the United States and Canada, we licensed territories, usually defined by metropolitan statistical areas, to area developers which we believed were capable of developing a prescribed number of stores within a specified time period. We have also used area developers through a modified franchise program to expand outside of the United States and Canada.

As of January 29, 2006, we had 24 area developers operating 212 stores, excluding Glazed Investments, then a consolidated franchisee as described herein. We had a minority equity interest in 12 of these area developers. We do not currently expect to own any equity interests in any area developers that may be formed in the future.

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

Our current standard franchise agreement for domestic and Canadian area developers provides for a 15-year term. Upon expiration of the term, our area developer typically has the right to acquire a successor franchise on terms and conditions of the franchise agreement that we are then using and subject to certain conditions. The agreement can be terminated for a number of reasons, including the failure of the franchisee to comply with system standards or to make timely payments within applicable grace periods, subject to state law. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers generally are required to contribute 0.25% of their sales to the Brand Fund.

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

Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 18 to our consolidated financial statements for additional information on our franchisee investments. In addition, for consolidated franchisees, we have from time to time provided loans to fund their operations and store development. We do not expect to provide any significant loans to franchisees in the future.

Restructuring Initiatives.  As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. Although this analysis is ongoing, set forth below are the significant restructuring actions that have taken place. As a result of these restructurings, effective February 2006, we no longer had any operations at consolidated franchisees.

•	KremeKo, Inc. (Eastern and Central Canada): On April 15, 2005, an application was filed under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice for a restructuring of a consolidated franchisee, KremeKo, Inc. (“KremeKo”), in which KKDC had a 40.6% interest. In connection with this application, KKDC, the franchisor, agreed to provide debtor-in-possession financing to provide funds for KremeKo’s operations during the restructuring process. KKDC subsequently reached an agreement with KremeKo’s two secured creditors to settle KKDC’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, KKDC paid approximately $9.3 million to the lenders in settlement of all of KKDC’s obligations to them, and the lenders assigned to KKDC notes payable by KremeKo to the lenders. On December 19, 2005, a newly formed subsidiary of KKDC acquired from KremeKo all of its operating assets in exchange for the KremeKo notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of KKDC.

•	Krispy Kreme South Florida, LLC (Broward County, Florida): In June 2005, the Company agreed to suspend its right to receive a fixed annual cash distribution of approximately $1 million per year from Krispy Kreme South Florida, LLC, a franchisee in which the Company has a 35.3% ownership interest. There is no assurance as to when or if this distribution will be resumed.

•	Freedom Rings, LLC (Eastern Pennsylvania, Delaware and Southern New Jersey): On October 17, 2005, we announced that Freedom Rings, LLC, at that time our area developer in the Philadelphia region, had filed a voluntary petition for Chapter 11 bankruptcy with the Delaware Bankruptcy Court. Prior to the filing, KKDC, which previously owned 70% of Freedom Rings, acquired the 30% minority interest for nominal consideration. In connection with this petition, KKDC agreed to provide funding to Freedom Rings during the restructuring process. On December 27, 2005, we announced that Freedom Rings had closed its four remaining stores. The Bankruptcy Court confirmed Freedom Rings’ plan of liquidation on April 20, 2006. The operations of Freedom Rings have been substantially wound up.

•	Krispy Kreme Australia Pty Limited (Australia and New Zealand): On November 30, 2005, Krispy Kreme International, Ltd., a wholly-owned subsidiary of KKDC, sold its 35% equity interest in Krispy Kreme Australia Pty Limited (“Krispy Kreme Australia”) to KKA Holdings Pty Ltd (“KKA Holdings”), the majority owner, for approximately $2.5 million. We also sold our existing shareholder loans in Krispy Kreme Australia to KKA Holdings on May 29, 2006 for approximately $3.7 million. Our approximately $4.4 million guarantee of Krispy Kreme Australia’s debt was released in connection with the transactions.

•	Amazing Glazed LLC (Western Pennsylvania): On December 20, 2005, Amazing Glazed, our area developer for western Pennsylvania, entered into an agreement with KKDC and the other Amazing Glazed shareholders pursuant to which Amazing Glazed redeemed KKDC’s 30.3% equity interest in Amazing Glazed and the other minority shareholder’s 3% equity interest. As a result of this redemption, Amazing Glazed’s majority owner, Rocking K’s, became the owner of 100% of the equity interest of Amazing Glazed. In connection with this transaction, KKDC loaned Amazing Glazed $300,000 pursuant to a subordinated promissory note (which was issued in satisfaction of an outstanding capital call), consented to the closure of certain Amazing Glazed stores and waived its default rights under the development agreement with Amazing Glazed. In exchange, Amazing Glazed and certain partners of Rocking K’s released Krispy Kreme from all claims existing on or before the date of the redemption agreement and those partners agreed to indemnify Krispy Kreme from all claims asserted by the partners of Rocking K’s that did not execute the release. In addition, KKDC was released from its guarantee of approximately $2.5 million of debt of Amazing Glazed.

•	New England Dough, LLC (New England): On December 23, 2005, KKDC entered into an agreement with Jan Dough, LLC, KKDC’s franchisee partner in New England Dough, LLC, a consolidated franchisee and at that time our area developer in the New England region, regarding the distribution of New England Dough’s assets. Prior to this transaction, KKDC owned a 60% interest in New England Dough. Pursuant to the agreement, New England Dough distributed approximately $1.5 million to KKDC, as well as the development rights for the New England territory, which includes Massachusetts, Connecticut and Rhode Island. New England Dough transferred its stores located in Milford, Connecticut; Cranston, Rhode Island; and Dedham, Massachusetts to Northeast Doughnuts, LLC, a wholly-owned subsidiary of KKDC. Jan Dough received from New England Dough all of its interest in the operations located at Mohegan Sun in Uncasville, Connecticut. New England Dough’s three remaining stores were closed, and the affairs of New England Dough are being wound down. In addition, as part of the New England Dough transaction, all of New England Dough’s approximately $9.5 million of bank debt was repaid. KKDC and Jan Dough had guaranteed that debt approximately in proportion to their equity interests. Of the $9.5 million, approximately $5.6 million was repaid by KKDC, approximately $3.8 million was repaid by Jan Dough and the balance was repaid by New England Dough itself.

•	Great Circle Family Foods, LLC (Southern California): On January 5, 2006, as a result of continuing defaults by Great Circle Family Foods, LLC (“Great Circle”) under its franchise agreements, KKDC terminated Great Circle’s franchise rights. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and Brand Fund fees, KKDC reinstated the franchise rights and resumed product shipments. On July 28, 2006, Krispy Kreme Doughnuts, Inc. (“KKDI”) and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties (described below under Item 3, “Legal Proceedings — Litigation”) and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC (“Southern Doughnuts”), a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase. Such repurchase right terminates under certain conditions, but in no event later than May 29, 2007. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation. In addition, as described below under Item 3, “Legal Proceedings — Litigation,” a settlement agreement with respect to a related arbitration was reached by Krispy Kreme, Great Circle and related parties and on August 31, 2006 the parties jointly requested that the arbitrator dismiss the arbitration with prejudice.

•	Glazed Investments, LLC (Colorado, Minnesota and Wisconsin): On February 2, 2006, Glazed Investments, a consolidated franchisee, entered into an agreement with Westward Dough, the Krispy Kreme area developer for Nevada, Utah, Idaho, Wyoming and Montana, for Westward Dough to purchase substantially all of the assets of Glazed Investments. Glazed Investments at that time was our area developer for Colorado, Minnesota and Wisconsin and operated 15 Krispy Kreme Stores, three of which it closed subsequent to February 3, 2006. The agreement called for Westward Dough to purchase 12 Krispy Kreme stores, as well as the franchise development rights for Colorado, Minnesota and Wisconsin, for approximately $10 million. As a condition of the purchase agreement, and at the request of Westward Dough, Glazed Investments agreed to conduct the sale under Chapter 11 Section 363 of the U.S. Bankruptcy Code. The Chapter 11 filing, which was made on February 3, 2006, facilitated the sale by permitting the assets to be sold free and clear of all liens, claims and encumbrances. On March 30, 2006 Westward Dough consummated its acquisition of Glazed Investments’ assets. Pursuant to the plan of liquidation filed by Glazed Investments in connection with the sale under Chapter 11, Glazed Investments will be dissolved after distributing the sale proceeds to its creditors, and Krispy Kreme will not receive any consideration on account of its ownership interest in Glazed Investments. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness.

•	Lone Star Doughnuts, Ltd. (Houston): On February 9, 2006, we reached an agreement with Lone Star Doughnuts, Ltd. (“Lone Star”), our Houston area franchisee, to terminate our franchisor-franchisee relationship and to settle all outstanding disputes and claims, including the dismissal of a lawsuit filed by Lone Star against KKDC. Neither Krispy Kreme nor Lone Star paid consideration to the other in connection with such termination. We did not collect all of our receivables from Lone Star at the date of termination, but previously had established reserves for doubtful accounts related to these receivables. See Item 3, “Legal Proceedings.”

•	KK Wyotana, LLC (Wyoming and Montana): In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, we assigned our membership interest in KK Wyotana, LLC to the purchaser of Glazed Investments’ stores.

•	KKNY, LLC (Metropolitan New York and Northern New Jersey): On April 27, 2006, KKNY, LLC, our Metropolitan New York and Northern New Jersey area developer, assigned to KKDC, for a cash payment of $500,000, the leases and KKNY’s personal property previously used by KKNY in the operations of its locations in Penn Station and on Third Avenue in New York City. The balance of KKNY’s stores were closed as KKNY ceased operations in May 2006.

•	Krispy Kreme U.K. Limited (United Kingdom): In May 2006, we entered into an agreement to sell our 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. On October 20, 2006, we received $2.0 million from the purchasers, representing the purchase price of the notes. As part of the transaction, all guarantees by Krispy Kreme of obligations of KK UK were terminated. We expect to receive the $3.6 million balance of the sales price in November 2006.

•	Amazing Hot Glazers, LLC (Western Pennsylvania): In June 2006, we returned our interest in Amazing Hot Glazers, LLC to the franchisee and were released from all our obligations under guarantees related to the franchisee.

•	Caribbean Glaze Corporation (Puerto Rico): In September 2006, the Company sold its investment in Caribbean Glaze Corporation to its majority owner in exchange for $150,000.

Products

Doughnuts and Related Products.  We currently make and sell over 20 varieties of high-quality doughnuts, including our Hot Original Glazedtm. Generally a product is first tested in our company stores and then rolled out to our franchisee stores. We have recently introduced new doughnuts in non-traditional shapes and packaged doughnut snacks, as well as new packaging offerings including doughnut hole cups for distribution through convenience stores.

Beverages.  One of our focus areas has been on improving our beverage program to complement our doughnut offerings. We have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages, and we continue to seek to improve our beverage program. These drinks are designed to complement our existing juices, sodas, milks and water.

Marketing

Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. To build our brand and drive our sales in a manner aligned with our brand values, we have focused our marketing activities in the following areas:

Store Experience.  Our stores are where most customers first experience a Hot Original Glazedtm.  Customers know that when our Hot Doughnuts Now® sign in the store window is illuminated, they can see our doughnuts being made and enjoy a Hot Original Glazedtm within seconds after it passes through the glaze waterfall. We believe this begins our relationship with our customers and forms the foundation of the Krispy Kreme experience.

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

Brand Fund.  We administer a public relations and advertising fund, which we refer to as the Brand Fund. We contribute 1.0% of sales from company stores to the Brand Fund. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some associates contribute 1.0% of their sales to the Brand Fund. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2006, we and our franchisees contributed approximately $5.8 million to the Brand Fund.

Management Information Systems

Krispy Kreme has a management information system that allows for communication among our corporate office, support operations, company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our intranet and have access to e-mail and the ability to provide financial reporting.

An enterprise resource planning system supports major financial and operating functions within the corporation, including financial reporting and inventory control. A data warehouse system supports the financial and operating needs of our Company Stores and KKM&D.

All company stores have been retrofitted with a Windows-based point of sale, or POS, system. This POS system provides each store with the ability to manage on-premises sales. We retrieve the sales information from each store’s POS system, which gives us the ability to analyze data. Two-way electronic communication with our stores permits sales transactions to be uploaded and price changes to be downloaded to in-store POS servers.

Direct store delivery sales operations have access to an internally-developed route accounting system connected into the corporate network. Information from these systems is retrieved at multiple times weekly and aggregated into the corporate data warehouse.

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

Within the in-store bakery market, grocery store operators are increasingly interested in products delivered to stores frozen, which are then thawed as needed to meet customer demand, and we are conducting product testing in this area. In the convenience store market, we are one of the few providers of fresh delivered snacks.

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

In connection with our international operations, we typically export our products, principally our doughnut mixes, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

Franchise regulation.  We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade

Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise offering circular or disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. Since late 2004, our lack of current audited financial statements and other events have prevented us from offering franchises to new franchisees, pursuant to an up-to-date registered Uniform Franchise Offering Circular (“UFOC”). Our lack of an updated registered UFOC will impede our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States.

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

These numbers do not include individuals employed by Glazed Investments, our sole consolidated franchisee operating stores as of January 29, 2006.

We are not a party to any collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

Available Information

Krispy Kreme files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). As of the date of this Annual Report on Form 10-K, we have not yet filed our Quarterly Reports on Form 10-Q for the quarters ended October 31, 2004, April 30, 2006 and July 30, 2006. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including the Company, that file electronically with the SEC at: http://www.sec.gov.

We make available free of charge through our website at: http://www.krispykreme.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or provide it to, the SEC.

In addition, many of our corporate governance documents are available on our website. Specifically, our Governance Committee Charter is available at: http://www.krispykreme.com/gov_charter.pdf, our Compensation Committee Charter is available at: http://www.krispykreme.com/comp_charter.pdf, our Audit Committee Charter is available at: http://www.krispykreme.com/audit_charter.pdf, our Corporate Governance Guidelines are available at: http://www.krispykreme.com/corpgovernance.pdf, our Code of Business Conduct and Ethics is available at: http://www.krispykreme.com/code_of_ethics.pdf, our Code of Business Conduct and Ethics for Members of the Board of Directors is available at: http://www.krispykreme.com/board_directors_ethics.pdf, and our Code of Ethics for Chief Executive and Senior Financial Officers is available at: http://www.krispykreme.com/officers_ethics.pdf. Each of these documents is available in print to any shareholder who requests it by sending a written request to the Company’s Secretary, 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103.

The content on our website is available for information purposes only and shall not be deemed to be a part of this report.

Item 1A.	RISK FACTORS.

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating us or any investment decision involving our Company. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this Annual Report on Form 10-K.

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

We and certain of our former and current executive officers, directors and other employees are defendants in several lawsuits, including a federal securities class action, several shareholder derivative actions and an ERISA class action. We have reached a proposed settlement with respect to the federal securities class action, a proposed partial settlement with respect to the shareholder derivative actions and a proposed settlement with respect to the ERISA class action. Under the terms of these proposed settlements, we would be required to issue shares of common stock and warrants to purchase shares of common stock having an aggregate value of approximately $35.8 million based on the current market price of the Company’s common stock. These settlements are still subject to the approval of the relevant courts and no assurance can be given that these settlements will be approved. If any of these settlements are not approved, we cannot provide assurance that the legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, counsel for the derivative plaintiffs are deferring their application for fees until conclusion of the derivative actions and there can be no assurance as to the amount the Company will be required to pay to such counsel. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings.

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our business, results of operations and financial condition.

As discussed elsewhere herein, several of our current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and lawsuits. Under North Carolina law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described below under Item 3, “Legal Proceedings”; however, we have agreed with these insurers to limit our claims for reimbursement to a specified reserve fund. If the sums provided for in this fund are not sufficient, if the proposed settlement is not ultimately consummated, or if the Company incurs significant uninsured indemnity obligations, our indemnity obligations could have a material adverse effect on our business, results of operations and financial condition.

We have identified numerous material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have numerous material weaknesses in our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), management has conducted an assessment of our internal control over financial reporting. We identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 29, 2006. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the numerous material weaknesses identified, there is a risk of additional errors not being prevented or detected which could result in additional restatements. Moreover, it is reasonably possible that other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We have extensive work remaining to remedy our material weaknesses in internal control over financial reporting. We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses, and this work will continue during fiscal 2007 and beyond. There can be no assurance as to when the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur the expenses associated with the manual procedures and resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our debt agreements could occur as a result of further delays and that our future financial statements could contain errors that will be undetected.

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

We are not in compliance with our periodic reporting obligations under the Exchange Act, and until we are, our securities are not able to be registered with the SEC.

We are not current in our periodic reporting obligations under the Exchange Act, and until we are, we will be precluded from registering any securities with the SEC. In addition, our failure to comply with these obligations could subject us to penalties.

RISKS RELATING TO OUR BUSINESS

Our management team has undergone significant change.

After Mr. Livengood’s departure from the Company on January 17, 2005, the positions of Chief Executive Officer, President and Chief Operating Officer were filled on an interim basis by executives of KZC. On March 6, 2006, a new President and Chief Executive Officer joined the Company. Both our Chief Accounting Officer and Executive Vice President of Operations joined Krispy Kreme in fiscal 2005. Our former General Counsel resigned effective December 1, 2005, and that position was not filled until September 11, 2006, when our new General Counsel joined Krispy Kreme on an interim basis. In fiscal 2006, we had four different individuals serve as the principal officer overseeing company store operations. Our new senior management team may require a period of time to become familiar with each other and our business. The efforts of the current senior management team and Board of Directors to manage the Company’s business have been hindered at times by a lack of institutional knowledge and their need to spend significant time and effort to resolve issues related to matters under investigation. To the extent the senior management team and the Board of Directors will be required to devote significant attention to these matters in the future, this may have, at least in the near term, an adverse effect on operations. In addition to changes at the senior management level, directed, in part, by the Special Committee, we have also experienced changes at other levels of management, including accounting.

Sales at company and franchised stores have been declining and may continue to decline.

In fiscal 2006, systemwide and Company average weekly sales per factory store (which includes sales through satellites) decreased approximately 15.4% and 16.7%, respectively, compared to fiscal 2005. Fiscal 2005 systemwide and Company average weekly sales per factory store decreased approximately 14.0% and 19.7%, respectively, compared to fiscal 2004. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Each company store has significant fixed and semi-fixed costs, which prevents us from reducing our operating expenses in proportion with declining sales. Thus, our earnings will be negatively impacted if average weekly sales continue to decline.

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

Area developers and associates, which are all independent contractors and not Krispy Kreme employees, generated approximately 27% of our total revenues in fiscal 2006. We rely in part on these area developers and associates and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees and have recently settled litigation with two area developers. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to area developers and associates, but the quality of franchised store operations may be diminished by any number of factors beyond our control. The failure of our area developers and associates to operate franchises successfully could have a material adverse effect on us, our reputation and our brands and could materially adversely affect our business, financial condition and results of operations. As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. No assurance can be given as to the success of our restructuring activities.

Reduced access to financing by our franchisees on reasonable terms could adversely affect our future operations by leading to additional store closures by our franchisees, which may in turn reduce our franchise revenues and KKM&D revenues. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain area developers and may do so in the future.

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

In connection with our international operations, we typically export our products, principally our doughnut mixes, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

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

We are the exclusive supplier of doughnut mixes and other key ingredients and flavors to all domestic company stores and most domestic franchised stores. We supply the doughnut mixes and other key ingredients and flavors principally out of our two mix manufacturing facilities, which are located in Winston-Salem, North Carolina and Effingham, Illinois. Although we have a backup source to manufacture our doughnut mixes in the event of the loss of our Winston-Salem and Effingham plants, these backup facilities do not regularly produce our doughnut mixes. Any interruption of existing or planned production capacity at our manufacturing plants could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices. Certain of our major suppliers tightened credit terms since early 2005. Further changes to credit terms offered to us by our suppliers could adversely affect our liquidity.

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

We have only one supplier of glaze flavoring, and any interruption in supply could impair our ability to make our signature Hot Original Glazedtm.

We are dependent on a sole supplier for our glaze flavoring. Any interruption in the distribution from our current supplier could affect our ability to produce our signature Hot Original Glazedtm.

We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.

We, as a franchisor, are subject to both regulation by the FTC and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues and KKM&D revenues. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised stores will negatively affect us and our growth strategy more than if we planned to develop additional company stores. Since late 2004, our lack of current audited financial statements and other events have prevented us from offering franchises pursuant to an up-to-date registered UFOC. Our lack of an updated registered UFOC will impede our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States.

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

We have several large wholesale customers. Our top two such customers accounted for approximately 10.3% of total company store sales during fiscal 2006, excluding consolidated franchisee sales. The loss of one of our large national wholesale customers could adversely affect our results of operations across all business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

Our indebtedness for borrowed money as of July 30, 2006 was approximately $120.6 million, including $118.8 million under our senior secured credit facilities. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flow for as long as the indebtedness is outstanding.

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

Our senior secured credit facilities impose financial and other restrictive covenants that limit our ability to plan for and respond to changes in our business. Under our senior secured credit facilities, we are required to meet certain financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008, which include, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. In addition, we must comply with covenants which, among other things, limit the incurrence of additional indebtedness, liens, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. Any failure to comply with these covenants could result in an event of default under our senior secured credit facilities.

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

We currently rely on numerous professional advisors to provide us with services. Fees to these professional advisors incurred since May 2004 have been very significant and, depending on the governmental investigations and the progress of ongoing litigation, may remain significant in the future. Our ability to make payments to our professional advisors will depend on our ability to generate cash in the future. Our ability to generate cash depends on many factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to retain all of our professional advisors and to fund our operations. If we are not able to retain all of our professional advisors, we may not be able to obtain the services that we currently rely on to operate our business and represent us in the governmental investigations and litigation to which we are subject.

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

The food service industry is affected by litigation, regulation and publicity concerning food quality, health and other issues, which can cause customers to avoid our products and result in liabilities.

Food service businesses can be adversely affected by litigation, by regulation and by complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, the New York City Health Department recently proposed an amendment to the New York City Health Code that would partially phase out artificial trans fat (which we currently use in our doughnuts) in all New York City restaurants and other food service establishments. Additional cities or states may propose or adopt similar regulations. Although we could produce our doughnuts without using any trans fat, the taste of our doughnuts may be affected. Because one of our competitive strengths is the taste and quality of our doughnuts, adverse publicity or such regulations relating to food quality or other similar concerns affects us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or as a result of litigation costs regardless of the result.

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

None.

Item 2.	PROPERTIES.

Stores.  As of January 29, 2006, there were 323 Krispy Kreme factory stores systemwide, of which 128 were company stores (including 15 which were operated by consolidated franchisees), 148 were operated by area developers (including 49 in which we had a minority interest) and 47 were operated by associates. Of the 323 Krispy Kreme factory stores in operation at January 29, 2006, 293 were located in 43 states in the continental United States, six were located in Australia, seven were located in Canada, four were located in Mexico, six were located in South Korea and seven were located in the United Kingdom.

•	As of January 29, 2006, the majority of our factory stores had on-premises sales, and approximately 212 stores also engaged in off-premises sales.

•	Of the 113 factory stores we operated ourselves as of January 29, 2006, we owned the land and building for 51 stores. We owned the building and leased the land for 52 stores and leased both the land and building for 10 stores.

•	Of the 15 factory stores operated by consolidated franchisees as of January 29, 2006, we leased both the land and building for seven stores and leased the land and owned the building for eight stores.

As of January 29, 2006, there were 79 Krispy Kreme satellite stores systemwide, of which five were operated by the Company.

Set forth below is a table containing certain store information as of the end of fiscal 2006, fiscal 2005 and fiscal 2004. As of January 29, 2006, consolidated franchisees consisted of Glazed Investments, which the Company ceased consolidating subsequent to February 3, 2006, the date that Glazed Investments filed for bankruptcy protection. As of January 30, 2005, consolidated franchisees consisted of New England Dough, KremeKo, Freedom Rings and Glazed Investments. As of February 1, 2004, consolidated franchisees consisted of Freedom Rings and Glazed Investments.

	At January 29,	At January 30,	At February 1,
	2006	2005	2004

By Owner:
Company Stores
Company	118	131	129
Consolidated Franchisees	15	54	24

Total Company Stores	133	185	153
Franchise Stores
Associates	57	59	62
Area Developers	212	189	171

Total Franchise Stores	269	248	233

Total Systemwide	402	433	386

By Type:
Factory Stores
Company	113	124	117
Consolidated Franchisees	15	51	24
Associates	47	54	57
Area Developers	148	167	159

Total Factory Stores	323	396	357
Satellites
Company	5	7	12
Consolidated Franchisees	0	3	0
Associates	10	5	5
Area Developers	64	22	12

Total Satellites	79	37	29

Total Systemwide	402	433	386

By Location:
Domestic Stores
Company	112	131	129
Consolidated Franchisees	15	41	24
Associates	57	59	62
Area Developers	150	165	150

Total Domestic Stores	334	396	365
International Stores
Company	6	0	0
Consolidated Franchisees	0	13	0
Associates	0	0	0
Area Developers	62	24	21

Total International Stores	68	37	21

Total Systemwide	402	433	386

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

Other properties.  Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 59,000 square feet of this multi-tenant facility under a lease that expires on September 30, 2012, with one five-year renewal option.

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

Department of Labor Review.  On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of ERISA have occurred. The DOL investigation is ongoing and the DOL has not yet indicated whether it believes any violations of ERISA have occurred. The Company is cooperating with the DOL.

State Franchise/FTC Inquiry.  On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of our financial statements and requested that we provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. Earlier in 2005, we had chosen not to renew our disclosure document in the Registration States because we realized that our financial statements would need to be restated and because we had stopped selling domestic franchises. We are fully cooperating with the inquiry and have delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. We have not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.

Litigation

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof.  On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its current and former officers in the United States District Court for the Middle District of North Carolina. Plaintiff alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. Plaintiff sought damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. On November 8, 2004, all of these cases were consolidated into one action. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005. The Company filed a motion to dismiss the second amended complaint on October 14, 2005 that is currently pending.

Three shareholder derivative actions have been filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.

The defendants in one or more of these actions include all current and certain former directors of the Company (other than members of the Special Committee and Messrs. Brewster and Schindler), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions allege that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

In orders dated November 5, 2004, November 24, 2004, April 4, 2005 and June 1, 2005, the court stayed the Wright action pending completion of the investigation of the Special Committee.

On June 3, 2005, the plaintiffs in the Wright, Blackwell and Andrews actions filed a motion to consolidate the three actions and to name lead plaintiffs in the consolidated action. On June 27, 2005, Trudy Nomm, who, like the plaintiffs in the Wright, Blackwell and Andrews actions, identified herself as a Krispy Kreme shareholder, filed a motion to intervene in these derivative actions and to be named lead plaintiff. On July 12, 2005, the court consolidated the Wright, Blackwell and Andrews shareholder derivative actions under the heading Wright v. Krispy Kreme Doughnuts, Inc., et al.  and ordered the plaintiffs to file a consolidated complaint on or before the later of 45 days after the plaintiffs receive the report of the Special Committee or 30 days after the court appoints lead counsel. A consolidated complaint has not yet been filed.

On August 10, 2005, the Company announced that the Special Committee had completed its investigation. The Special Committee concluded that it was in the best interest of the Company to reject the demands by shareholders that the Company commence litigation against the current and former directors and officers of the Company named in the derivative actions and to seek dismissal of the shareholder litigation against the outside directors, the sellers of certain franchises and current and former officers, except for Messrs. Livengood, Tate and Casstevens, as to whom the Special Committee concluded that it would not seek dismissal of the shareholder derivative litigation.

On October 21, 2005, the court granted Ms. Nomm’s motion to intervene. On October 28, 2005, the court appointed the plaintiffs in the Wright action, Judy Woodall and William Douglas Wright, as co-lead plaintiffs in the consolidated action.

On October 31, 2006, the Company and the Special Committee entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action, on the terms described below.

With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the current market price of the Company’s common stock). All claims against defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. The settlement is subject to preliminary and final approval of the court.

With respect to the derivative litigation, the Stipulation provides for the settlement and dismissal with prejudice of all claims against defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him and counsel for the derivative plaintiffs are deferring their application for fees until conclusion of the derivative actions against Mr. Livengood. All other claims against defendants named in the derivative actions will be dismissed with prejudice without paying any consideration, consistent with the findings and conclusions of the Special Committee in its report of August 2005.

The Company estimates that, based on the current market price of its common stock, it will issue approximately 1,875,000 shares of its common stock and warrants to purchase approximately 4,400,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be equal to 125% of the average of the closing prices of the Company’s common stock for the 10-day period surrounding the filing of this Annual Report on Form 10-K.

The Company has recorded a non-cash charge to earnings in fiscal 2006 of $35,833,000, representing the estimated fair value of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned upon the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.

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

ERISA Class Action.  On March 16, 2005, our wholly-owned subsidiary, KKDC, was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in our common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer our common stock as an investment option and to hold large percentages of the plans’ assets in our common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006 we announced that a proposed settlement had been reached with respect to this matter. The settlement would include a one-time cash payment to be made to the settlement class by our insurer in the amount of $4,750,000. The Company and the individual defendants deny any and all wrongdoing and would pay no money in the settlement. Several contingent events must be satisfied before the settlement becomes final, including final approval by the United States District Court where the matter is pending. It is anticipated that if the United States District Court gives final approval to the proposed settlement, this matter will be resolved finally by the end of calendar 2007.

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

Sweet Traditions.  On July 19, 2005, KKDC was sued by one of our area developers, Sweet Traditions, LLC, and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, the case was removed to the United States District Court for the Southern District of Illinois. On July 27, 2005, the District Court entered an order denying Plaintiffs’ Motion for Preliminary Injunction on the basis that their claims had no reasonable likelihood of success on the merits. A settlement was reached between the parties and on August 25, 2006 a joint stipulation for dismissal of the litigation with prejudice was filed with the court. The court dismissed the case on August 28, 2006.

Great Circle.  On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which sought unspecified damages and injunctive relief, purported to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arose out of and related to Great Circle’s franchise relationship with the Company. On July 28, 2006, KKDI and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC, a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase. Such repurchase right terminates under certain conditions, but in no event later than May 29, 2007. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation.

In addition, on or about April 14, 2006, Great Circle initiated an arbitration before the American Arbitration Association (“AAA”) against KKDI, KKDC and various other respondents, seeking in excess of $20 million in alleged damages, contract rescission, indemnification, injunctive and declaratory relief, and other relief. The claims asserted in the arbitration demand arise out of and relate to Great Circle’s franchise relationship with the Company and largely mirror the claims asserted by Messrs. Reinis and Glickman in the litigation described above. On June 7, 2006, Krispy Kreme and certain co-defendants filed their response to the demand. Also on that date, Krispy Kreme filed a counterclaim/cross-claim against Great Circle and Messrs. Reinis and Glickman, asserting thirteen causes of action relating to breaches of Great Circle’s development agreement and franchise agreements with Krispy Kreme. A settlement agreement was reached between the parties and on August 31, 2006 the parties jointly requested that the AAA dismiss the arbitration with prejudice.

KremeKo.  On January 11, 2006, KKDI, KKDC, two of their former officers and PricewaterhouseCoopers LLP were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former Canadian developer and franchisee, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. On June 30, 2006, the parties entered into a settlement agreement which settled all claims in this matter. The settlement amounts involved were not material.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

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

Holders

As of September 29, 2006, there were 14,076 shareholders of record of our common stock.

Dividends

We did not pay any dividends in fiscal 2004, 2005 or 2006 or the first half of fiscal 2007. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our senior secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

On July 31, 2005, Krispy Kreme and KZC agreed to the terms of the success fee under the Services Agreement, described below in Item 11, “Execution Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements — KZC Services Agreement,” pursuant to which KZC provided management services to the Company. The success fee is in the form of a warrant issued to KZC. The warrant entitles KZC to purchase 1,200,000 shares of the Company’s common stock at a cash exercise price of $7.75 per share. The number of shares issuable upon exercise and the exercise price are subject to adjustment pursuant to customary anti-dilution adjustment provisions. The warrant, which is currently exercisable, expires on January 31, 2013. The warrant is not transferable except to certain related persons. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. The warrant was issued under a transaction exempted under Section 4(2) of the Securities Act of 1933, (the “Securities Act”) as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities

No purchases were made by or on behalf of the Company of its equity securities in fiscal 2005 or fiscal 2006.

Item 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein. Fiscal 2002 contained 53 weeks.

	Year Ended
	Jan. 29,		Jan. 30,	Feb. 1,	Feb. 2,	Feb. 3,
	2006		2005	2004	2003	2002
	(In thousands, except per share and number of stores data)

STATEMENT OF OPERATIONS DATA:
Revenues	$543,361		$707,766	$649,345	$490,728	$394,241
Operating expenses:
Direct operating expenses	474,591		598,281	493,650	380,644	317,571
General and administrative expenses	67,727		55,301	45,230	30,073	28,330
Depreciation and amortization expense	28,920		31,934	22,309	14,675	9,646
Impairment charges and lease termination costs	55,062		161,847	—	—	—
Settlement of litigation	35,833		—	(525)	9,075	—

Operating income (loss)	(118,772)		(139,597)	88,681	56,261	38,694
Net interest income (expense)	(19,101)		(6,100)	(3,603)	75	2,480
Equity in income (losses) of equity method franchisees	(4,337)		(1,622)	(2,242)	(2,088)	(617)
Minority interests in results of consolidated franchisees	4,181		6,249	(1,898)	(2,187)	(1,004)
Other income (expense), net	1,493		(6,310)	2,053	(1,284)	(585)

Income (loss) from continuing operations before income taxes	(136,536)		(147,380)	82,991	50,777	38,968
Provision for income taxes (benefit)	(776)		9,674	33,146	19,719	14,755

Income (loss) from continuing operations	$(135,760)		$(157,054)	$49,845	$31,058	$24,213

Income (loss) from continuing operations per common share:
Basic	$(2.20)		$(2.55)	$.84	$.56	$.45
Diluted	$(2.20)		(2.55)	.80	.52	.41
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)	$(6,894	) (1)	$1,728	$78,821	$78,318	$46,847
Total assets	410,855		480,278	656,603	413,619	258,341
Long-term debt, less current maturities	118,241		90,950	137,114	55,564	4,643
Total shareholders’ equity	108,671		240,943	436,409	265,439	182,210
Number of factory stores at end of year (unaudited):
Company	128		175	141	99	75
Franchise	195		221	216	177	143

Systemwide	323		396	357	276	218

(1)	Reflects a liability, net of anticipated insurance recoveries, of approximately $35.8 million related to the settlement of certain litigation. This liability is expected to be satisfied through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and notes thereto appearing elsewhere herein.

During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. These sales declines continued in fiscal 2006. Systemwide and Company average weekly sales per factory store (which includes sales through satellites) decreased approximately 14.0% and 19.7%, respectively, in fiscal 2005 compared to fiscal 2004 and decreased approximately 15.4% and 16.7%, respectively, in fiscal 2006 compared to fiscal 2005. The lower Company average weekly sales per factory store had a disproportionately higher adverse impact on Company Store profitability due to the significant fixed or semi-fixed costs inherent in operating the Company’s stores. In response to the declining sales, the Company closed 14 factory stores in fiscal 2005 and 47 stores in fiscal 2006. Lower sales in stores operated by franchisees resulted in reduced sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D, and resulted in lower royalty revenues in the Franchise segment. Certain franchisees have experienced financial difficulties and, as a result, the Company recorded bad debt provisions of approximately $10.8 million in fiscal 2005 and $5.2 million in fiscal 2006 related to its receivables from franchisees. The Company also recorded impairment charges and lease termination costs in income from continuing operations of $161.8 million in fiscal 2005 and $55.1 million in fiscal 2006. The Company was also significantly affected by the substantial costs associated with the legal and regulatory matters discussed in Item 1, “Business,” and Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K.

Company Overview and Industry Outlook

The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores which make and sell over 20 varieties of high-quality doughnuts, including the Company’s Hot Original Glazedtm. Each of the Company’s traditional factory stores has a doughnut-making production line and the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. Factory stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

•	On-premises sales. Sales to customers visiting Company and franchise stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes.

•	Off-premises sales. Daily sales of fresh doughnuts primarily on a branded basis to a variety of retail customers, such as supermarkets, convenience stores, mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on customers’ shelves. In addition, the Company also sells branded packaged coffee and other products to select supermarkets, convenience stores and mass merchants.

The Company is vertically integrated to help maintain the consistency and quality of products throughout the Krispy Kreme system. In addition, through vertical integration, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. The Krispy Kreme Manufacturing and Distribution business unit, KKM&D, produces doughnut mixes and coffee and manufactures doughnut-making equipment, which all factory stores are required to purchase. Additionally, this business unit operates three distribution centers that are capable of supplying domestic stores and certain international stores with key supplies. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

One of the Company’s focus areas has been improving its beverage program to complement the Company’s doughnut offerings. The Company has implemented in the majority of its stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors and both coffee-based and noncoffee-based frozen drinks.

The Company’s stores include factory stores and satellite stores. Traditional factory stores have the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capacities of factory stores. As of January 29, 2006, there were 11 commissaries systemwide, five of which were operated by the Company. Other factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the particular capacity of the store. The Company has begun introducing internationally, and on a test basis domestically, a store concept that will utilize doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.

Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven store formats. Tunnel oven stores contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks are locations that do not contain doughnut heating technology. In each of these formats, the Company typically sells fresh doughnuts, beverages and Krispy Kreme collectibles, with the doughnuts supplied by nearby factory stores. Each of these formats requires less space than a traditional factory store. The Company began tests of the fresh shop concept during fiscal 2004 and tests of the tunnel oven store and kiosk formats in fiscal 2005. As of January 29, 2006, 33 fresh shops, 33 tunnel oven stores and 10 kiosks were open. The Company views the fresh shop, tunnel oven store and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

As of January 29, 2006, there were 323 Krispy Kreme factory stores, consisting of 128 company stores (including 15 owned by Glazed Investments, a consolidated franchisee until February 2006), 148 Area Developer franchise stores (including 49 owned by franchisees in which the Company had a minority equity interest) and 47 Associate franchise stores. The Company is working to stabilize its operations and to refine its store format for new domestic factory stores, and does not expect that the Company or its franchisees will open a significant number of domestic stores in the near future. It is likely that the Company will close some additional domestic factory stores.

The Company is hiring personnel to assist in the development of international markets. As of January 29, 2006, there were a total of 68 Krispy Kreme stores operated internationally, located in Australia, Canada, Mexico, South Korea and the United Kingdom. As of January 29, 2006, the Company owned six stores in Canada and had an equity interest in the franchisees operating the stores in Mexico and the United Kingdom and one store in Canada. The Company currently does not expect to own equity interests in any international area developers formed in the future. Based on continued research and experience with international stores, the Company is focusing international development efforts primarily on opportunities in potential markets in Asia, the Middle East and Western Europe. Subsequent to January 29, 2006, the Company signed agreements awarding development rights to franchisees in the Middle East, Hong Kong, Macau, Tokyo, the Philippines and Indonesia. The development and franchise agreements for these territories provide for the development of approximately 200 stores over the next five years.

As the Company expands its business, management expects to incur infrastructure costs in the form of additional personnel to support the expansion and additional facilities costs to provide mixes, equipment and other items necessary to operate new stores. In the course of building this infrastructure, the Company may incur unplanned costs which could negatively impact the Company’s operating results.

The domestic doughnut market is comprised of several sales channels including retail, grocery store packaged, in-store bakeries within grocery stores, convenience stores, business and institutional, fundraising and vending. Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data is available. Information Resources, Inc. data indicate that, during calendar 2005, packaged and in-store bakery doughnut sales through domestic grocery stores decreased and through domestic convenience stores increased.

The Company has three reportable segments as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as described below.

•	Company Stores. Represents the results of stores owned by the Company and by consolidated franchisees. These stores make and sell doughnuts and complementary products through the sales channels described above under “— Company Overview and Industry Outlook.” Expenses for this business segment include store level expenses along with direct general and administrative expenses. For additional information about the consolidated franchisees, see Note 18 to the consolidated financial statements appearing elsewhere herein.

•	Franchise. Represents the results of the Company’s franchise programs. The Company has two franchise programs: the Associate program, which is the Company’s original franchising program developed in the 1940s, and the Area Developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Area Developers pay royalties of 4.5% to 6.0% of all sales and one-time development and franchise fees ranging from $20,000 to $50,000 per store. Domestic Area Developers are required to contribute 1.0% of their sales to the Brand Fund. International Area Developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some Associates contribute 1.0% of their sales to the Brand Fund. Expenses for this business segment include costs incurred to recruit new franchisees, costs to open, monitor and aid in the performance of these stores, and direct general and administrative expenses.

•	KKM&D. Represents the results of the KKM&D business unit, which buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase. This business unit also includes the Company’s coffee roasting operation, which supplies drip coffee products to Company and franchise stores. The KKM&D business unit also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items. All intersegment transactions between KKM&D and Company Stores have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Results of Operations

The following table presents the Company’s operating results for fiscal 2006, 2005 and 2004 expressed as a percentage of total revenues (amounts may not add to totals due to rounding).

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	87.3	84.5	76.0
General and administrative expenses	12.5	7.8	7.0
Depreciation and amortization expenses	5.3	4.5	3.4
Impairment charges and lease termination costs	10.1	22.9	—
Settlement of litigation	6.6	—	(0.1)

Operating income (loss)	(21.9)	(19.7)	13.7

To facilitate an understanding of the Company’s operating results, data on the number of factory stores appears in the table below. The factory store counts include commissaries but exclude satellite stores. Transferred stores represent stores sold between the Company and franchisees and, in fiscal 2005, stores operated by New England Dough and KremeKo, the financial statements of each of which were consolidated with those of the Company effective May 2, 2004 (the end of the first quarter of fiscal 2005).

	NUMBER OF FACTORY STORES(1)
	COMPANY	FRANCHISE	TOTAL

FEBRUARY 2, 2003	99	177	276
Opened	28	58	86
Closed	(2)	(3)	(5)
Transferred	16	(16)	—

FEBRUARY 1, 2004	141	216	357
Opened	24	36	60
Closed	(14)	(7)	(21)
Transferred	24	(24)	—

JANUARY 30, 2005	175	221	396
Opened	3	13	16
Closed	(47)	(42)	(89)
Transferred	(3)	3	—

JANUARY 29, 2006	128	195	323

(1)	Excludes satellites.

Company factory stores include factory stores operated by consolidated franchisees. As of January 29, 2006, the only consolidated franchisee was Glazed Investments, which operated 15 factory stores. Glazed Investments filed for bankruptcy protection subsequent to fiscal 2006, and the Company thereafter ceased consolidation of Glazed Investments’ financial statements.

The table below presents average weekly sales per factory store (which represents, on a company and systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represents the aggregate number of weeks in the fiscal year that factory stores or systemwide stores were in operation.

Systemwide sales, a non-GAAP financial measure, include the sales by both Company and franchise stores. The Company believes systemwide sales data is useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company Stores, including the sales by consolidated franchisees’ stores, sales to non-consolidated franchisees by the KKM&D business segment, and royalties and fees received from franchisees, but exclude the sales by franchise stores to their customers.

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(Dollars in thousands)

Average weekly sales per factory store(1):
Company	$48.5	$58.2	$72.5
Systemwide	$46.3	$54.7	$63.6
Factory store operating weeks:
Company	8,112	8,602	6,005
Systemwide	19,136	19,415	15,400
Average weekly sales per store(1):
Company	$47.7	$55.1	$68.7
Systemwide	$41.4	$50.5	$59.9
Store operating weeks:
Company	8,260	9,099	6,337
Systemwide	21,383	21,033	16,328

(1)	Excludes intersystem sales between company and franchise stores.

FISCAL 2006 COMPARED TO FISCAL 2005

Overview

Systemwide sales for fiscal 2006 decreased 16.6% compared to fiscal 2005, reflecting an 18.0% decrease in average weekly sales per store, slightly offset by a 1.7% increase in store operating weeks. The systemwide sales decrease reflects a 21.6% decrease in Company Stores sales and a 12.6% decrease in franchise store sales. During fiscal 2006, three new company factory stores and 13 new franchise factory stores were opened and 47 company factory stores and 42 franchise factory stores were closed, for a net decrease of 73 factory stores. As a result, the total number of factory stores at the end of fiscal 2006 was 323, consisting of 128 company stores (including 15 owned by Glazed Investments), 148 Area Developer franchise stores (including 49 owned by franchisees in which the Company has a minority equity interest) and 47 Associate franchise stores.

Total revenues decreased 23.2% to $543.4 million in fiscal 2006 from $707.8 million in fiscal 2005. This decrease was comprised of a 21.6% decrease in Company Stores revenues to $398.5 million, a 25.6% decrease in Franchise revenues to $18.4 million and a 27.7% decrease in KKM&D revenues to $126.5 million.

Revenues

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Year Ended
	Jan. 29,	Jan. 30,
	2006	2005
	(Dollars in thousands)

REVENUES BY BUSINESS SEGMENT:
Company Stores	$398,450	$508,100
Franchise	18,394	24,720
KKM&D	126,517	174,946

Total revenues	$543,361	$707,766

PERCENTAGE OF TOTAL REVENUES:
Company Stores	73.3%	71.8%
Franchise	3.4	3.5
KKM&D	23.3	24.7

Total revenues	100.0%	100.0%

Company Stores Revenues.  Company Stores revenues decreased 21.6% to $398.5 million in fiscal 2006 from $508.1 million in fiscal 2005. The decrease in revenues reflects a 13.4% decrease in average weekly sales per store and a 9.2% decrease in store operating weeks. The decrease in average weekly sales per store is attributable principally to lower volumes, and reflects relatively greater weakness in sales through off-premises sales channels than in on-premises sales. Off-premises sales were affected by price reductions on certain products. The number of operating weeks declined due to the closure of relatively poorly performing locations.

Franchise Revenues.  Franchise revenues, consisting principally of franchise fees and royalties, decreased 25.6% to $18.4 million in fiscal 2006 from $24.7 million in fiscal 2005. The decline in franchise revenues reflects a decrease in royalty revenues resulting from lower sales by franchises in fiscal 2006 compared to fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in fiscal 2006 compared to the prior year. In addition, the Company did not recognize as revenue approximately $3.7 million of uncollected royalties which accrued during fiscal 2006 because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $490.5 million in fiscal 2006 compared to approximately $561.3 million in fiscal 2005.

KKM&D Revenues.  KKM&D sales to franchise stores decreased 27.7% to $126.5 million in fiscal 2006 from $174.9 million in fiscal 2005. Lower sales at franchise stores resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, reduced store expansion by franchisees in fiscal 2006 compared to the prior year resulted in lower equipment sales. Franchisees opened 13 new factory stores in fiscal 2006 compared to 36 in fiscal 2005.

Direct Operating Expenses

Direct operating expenses, which exclude depreciation and amortization expense, were 87.3% of revenues in fiscal 2006 compared to 84.5% of revenues in fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information in Note 17 to the consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 29,	Jan. 30,
	2006	2005
	(Dollars in thousands)

DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$361,265	$448,785
Franchise	5,017	8,006
KKM&D	108,309	141,490

Total direct operating expenses	$474,591	$598,281

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	90.7%	88.3%
Franchise	27.3%	32.4%
KKM&D	85.6%	80.9%
Total direct operating expenses	87.3%	84.5%

Company Stores Direct Operating Expenses.  Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 90.7% in fiscal 2006 from 88.3% in fiscal 2005, due primarily to operating inefficiencies generated by lower average weekly sales per store.

Franchise Direct Operating Expenses.  Franchise direct operating expenses include costs to recruit new franchisees, costs to open, monitor and aid in the performance of franchise stores and direct general and administrative expenses. Franchise direct operating expenses as a percentage of Franchise revenues decreased to 27.3% in fiscal 2006 from 32.4% in fiscal 2005, primarily due to reduced provisions for uncollectible receivables and a reduction in corporate cost allocations arising from cost reductions in certain categories which are allocated, in part, to the franchise segment.

KKM&D Direct Operating Expenses.  KKM&D direct operating expenses as a percentage of KKM&D revenues were 85.6% in fiscal 2006 compared with 80.9% in fiscal 2005. KKM&D direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $4.8 million in fiscal 2006 and approximately $10.0 million in fiscal 2005. KKM&D direct operating expenses as a percentage of revenues increased principally due to the effects of fixed or semi-fixed operating costs on a reduced revenue base.

General and Administrative Expenses

General and administrative expenses were $67.7 million, or 12.5% of total revenues, in fiscal 2006 compared to $55.3 million, or 7.8% of total revenues, in fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 12 to the consolidated financial statements appearing elsewhere herein, totaling approximately $31.8 million (net of estimated insurance recoveries of approximately $14.4 million) in fiscal 2006 and approximately $8.8 million (net of estimated insurance recoveries of approximately $3.4 million) in fiscal 2005. In addition, general and administrative expenses in fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. Exclusive of these costs, general and administrative expenses were approximately 5.9% of total revenues in fiscal 2006 and 6.6% of total revenues in fiscal 2005. Among the more significant reductions in general and administrative expenses in fiscal 2006 compared to the preceding year were reductions of approximately $1.8 million in executive compensation, benefits and travel, and approximately $3.5 million in the cost of corporate aircraft.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $28.9 million, or 5.3% of total revenues, in fiscal 2006 from $31.9 million, or 4.5% of total revenues, in fiscal 2005. The decrease in depreciation and amortization expense relates almost entirely to the Company Stores segment, in which depreciation and amortization expense declined principally due to store closures. Depreciation and amortization expense as a percentage of total revenues rose primarily because revenues declined disproportionately to the decline in the number of stores in operation in fiscal 2006 compared to fiscal 2005.

Impairment Charges and Lease Termination Costs

Impairment and lease termination costs were $55.1 million in fiscal 2006 compared to $161.8 million in fiscal 2005, including $3.5 million and $131.6 million, respectively, of goodwill impairment charges. The goodwill impairment charges reflect reductions in the Company’s forecasted sales and earnings in the reporting units comprising the Company Stores segment. The fair values of those reporting units are estimated using the present value of expected future cash flows. The decline in goodwill impairment charges was partially offset by an increase in impairment charges related principally to long-lived assets, which rose to $49.7 million in fiscal 2006 from $26.0 million in fiscal 2005, principally due to an increased number of store closing and other disposal decisions in fiscal 2006 compared to fiscal 2005.

Settlement of Litigation

On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings,” and Note 12 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company agreed to issue to the plaintiffs an estimated 1,875,000 shares of the Company’s common stock and warrants to acquire an estimated 4,400,000 shares of common stock. The Company has charged a provision for the settlement of $35.8 million against fiscal 2006 earnings, representing the estimated fair value of the common stock and warrants to be issued by the Company. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the settlement, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.

Interest Income

Interest income was $1.1 million in fiscal 2006 compared to $775,000 in fiscal 2005. The increase principally reflects higher interest rates earned on invested balances in fiscal 2006 compared to fiscal 2005.

Interest Expense

Interest expense increased to $20.2 million in fiscal 2006 from $6.9 million in fiscal 2005. The aggregate costs, including interest, fees and amortization of deferred debt issuance costs, associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities) increased approximately $12.2 million in fiscal 2006 compared to fiscal 2005. Of the $12.2 million increase, approximately $11.0 million reflects higher outstanding debt balances, interest rates, lender margin and transaction costs in fiscal 2006 compared to fiscal 2005; the remainder of the increase consists principally of one-time fees and expenses associated with the bank credit facility prior to its retirement using proceeds of the Secured Credit Facility. In addition, interest expense in fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense associated with Consolidated Franchisees declined approximately $560,000 in fiscal 2006 compared to fiscal 2005, primarily due to the deconsolidation of KremeKo. Fiscal 2006 included approximately four months of KremeKo’s results of operations, while fiscal 2005 included nine months of KremeKo’s results.

Equity in Losses of Equity Method Franchisees

The Company’s share of the losses incurred by equity method franchisees totaled $4.3 million in fiscal 2006 compared to $1.6 million in fiscal 2005. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The largest component of the fiscal 2006 losses is approximately $2.4 million of losses related to KremeKo. The fiscal 2005 losses include approximately $2.1 million of losses related to franchisees in the United Kingdom and Australia, approximately $400,000 of losses related to KremeKo, and approximately $700,000 of income related to KK South Florida which did not recur in fiscal 2006 because of declining financial performance at the franchisee.

Minority Interests in Results of Consolidated Franchisees

The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interest in those franchisees. In fiscal 2006, minority investors absorbed a total of $4.2 million of losses incurred by consolidated franchisees, consisting of approximately $3.7 million related to New England Dough and approximately $500,000 related to Glazed Investments; the interests of minority investors in KremeKo and Freedom Rings had been reduced to zero in fiscal 2005 and, accordingly, no portion of these entities’ losses was absorbed by minority interests in fiscal 2006. In fiscal 2005, minority investors shared in $6.2 million of aggregate net losses incurred by consolidated franchisees, the substantial majority of which related to KremeKo.

Provision for Income Taxes

The provision for income taxes on continuing operations was a benefit of $776,000 in fiscal 2006. The provision includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for taxes estimated to be payable currently. Since the third quarter of fiscal 2005, the valuation allowance has been maintained in an amount sufficient to reduce the Company’s net deferred income tax asset to zero because management is unable to conclude, in light of the cumulative losses realized by the Company, that realization of the net deferred income tax asset is more likely than not. The provision for income taxes for fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.

The provision for income taxes on continuing operations was approximately $9.7 million in fiscal 2005. The provision includes a valuation allowance of $7.9 million, equal to the Company’s net deferred income tax assets related to continuing operations as of the beginning of fiscal 2005, as well as taxes estimated to be payable currently. The significant losses incurred by the Company caused the Company to be unable to conclude, as of the end of the third quarter of fiscal 2005, that realization of the Company’s net deferred income tax assets was more likely than not, and the Company established an allowance against deferred income tax assets equal to the amount of the deferred income tax assets, net of deferred income tax liabilities.

Income (Loss) From Continuing Operations

The Company incurred a loss from continuing operations of $135.8 million in fiscal 2006, compared to a loss from continuing operations of $157.1 million in fiscal 2005.

FISCAL 2005 COMPARED TO FISCAL 2004

Overview

Systemwide sales for fiscal 2005 increased 8.5% compared to fiscal 2004. This increase was primarily attributable to a 10.9% increase in systemwide factory stores to 396 at the end of fiscal 2005 from 357 at the end of fiscal 2004 and the full year impact of factory stores opened in fiscal 2004. The systemwide sales increase reflects a 15.0% increase in Company Store sales and a 3.3% increase in franchise store sales. During fiscal 2005, 24 new company factory stores and 36 new franchise factory stores were opened and 14 company factory stores and seven franchise factory stores were closed, for a net increase of 39 factory stores. Additionally, 24 Area Developer franchise stores became company stores as a result of the consolidation of KremeKo and New England Dough pursuant to FIN 46(R) as explained more fully in Note 1 to the consolidated financial statements appearing elsewhere herein. As a result, the total number of factory stores at the end of fiscal 2005 was 396, consisting of 175 company stores (including 51 which are owned by consolidated franchisees), 167 Area Developer franchise stores (including 60 owned by franchisees in which the Company has an equity interest) and 54 Associate franchise stores.

Total revenues increased 9.0% to $707.8 million in fiscal 2005 from $649.3 million in fiscal 2004. This increase was comprised of a 15.0% increase in Company Stores revenues to $508.1 million and a 5.2% increase in Franchise revenues to $24.7 million partially offset by a 5.0% decrease in KKM&D revenues to $174.9 million.

Revenues

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Year Ended
	Jan. 30,	Feb. 1,
	2005	2004
	(Dollars in thousands)

REVENUES BY BUSINESS SEGMENT:
Company Stores	$508,100	$441,707
Franchise	24,720	23,506
KKM&D	174,946	184,132

Total revenues	$707,766	$649,345

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.8%	68.0%
Franchise	3.5	3.6
KKM&D	24.7	28.4

Total revenues	100.0%	100.0%

Company Stores Revenues.  Company Stores revenues increased 15.0% to $508.1 million in fiscal 2005 from $441.7 million in fiscal 2004. The revenue growth was primarily due to the consolidation of KremeKo and New England Dough pursuant to adoption of FIN 46(R) and the full year impact of sales related to the stores acquired in fiscal 2004 from franchisees in the Texas, Louisiana and Michigan markets. Revenues also increased principally as a result of the net opening of 10 new company factory stores (24 openings less 14 closures) during fiscal 2005 as well as the full year impact of sales related to factory stores opened during fiscal 2004, offset by lower average weekly sales per factory store at existing stores. Within the off-premises sales channel, the Company served a greater number of wholesale customers’ locations, but sales per customer location declined. On-premises sales increased due to the higher number of factory stores in fiscal 2005 compared to fiscal 2004, offset by lower average weekly sales per factory store.

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

Direct Operating Expenses

Direct operating expenses, which exclude depreciation and amortization expense, were 84.5% of revenues in fiscal 2005 compared to 76.0% of revenues in fiscal 2004. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 17 to the consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 30,	Feb. 1,
	2005	2004
	(Dollars in thousands)

DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$448,785	$355,777
Franchise	8,006	4,631
KKM&D	141,490	133,242

Total direct operating expenses	$598,281	$493,650

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	88.3%	80.5%
Franchise	32.4%	19.7%
KKM&D	80.9%	72.4%
Total direct operating expenses	84.5%	76.0%

Company Stores Direct Operating Expenses.  Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 88.3% in fiscal 2005 from 80.5% in fiscal 2004, due primarily to operating inefficiencies generated by lower average weekly sales per store, as well as the consolidation of KremeKo and New England Dough, which generated lower margins than the Company’s other operations.

Franchise Direct Operating Expenses.  Franchise direct operating expenses include costs to recruit new franchisees, costs to open, monitor and aid in the performance of franchise stores and direct general and administrative expenses. Franchise direct operating expenses as a percentage of Franchise revenues increased to 32.4% in fiscal 2005 from 19.7% in fiscal 2004, primarily due to increased employee-related and other corporate expenses allocated to the segment in fiscal 2005.

KKM&D Direct Operating Expenses.  KKM&D direct operating expenses as a percentage of KKM&D revenues were 80.9% in fiscal 2005 compared with 72.4% in fiscal 2004. The increase in KKM&D direct operating expenses as a percentage of revenues reflects approximately $10.0 million of bad debt provisions related to certain franchisee receivables recorded in fiscal 2005 (of which approximately $7.7 million was recorded in the fourth quarter), as well as the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base.

General and Administrative Expenses

General and administrative expenses increased to $55.3 million, or 7.8% of total revenues, in fiscal 2005 from $45.2 million, or 7.0% of total revenues, in fiscal 2004. General and administrative expenses in fiscal 2005 include professional fees related to the internal and external investigations and litigation described in Notes 2 and 12 to the consolidated financial statements appearing elsewhere herein, totaling approximately $8.8 million (net of estimated insurance recoveries of approximately $3.4 million). Exclusive of these charges, general and administrative expenses for fiscal 2005 were 6.6% of revenues in fiscal 2005. The fiscal 2004 amount includes $4.4 million of compensation paid to former owners of acquired franchises in the fourth quarter related to those former owners’ employment with the Company, and $1.9 million of expense recorded in the fourth quarter related to payments to another former owner of an acquired franchise. Exclusive of these charges, general and administrative expenses for fiscal 2004 were 6.0% of total revenues.

Depreciation and Amortization Expense

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

Impairment Charges and Lease Termination Costs

As discussed further in Notes 1 and 13 to the consolidated financial statements, the Company recorded impairment charges and lease termination costs of $161.8 million in fiscal 2005. The fiscal 2005 charges included the impairment of goodwill of $131.6 million. In fiscal 2005, the Company also incurred asset impairment and lease termination costs primarily related to the closure of 14 factory stores and 11 satellites during the year.

Settlement of Litigation

As discussed further in Note 12 to the consolidated financial statements appearing elsewhere herein, in fiscal 2003 the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit. The Company settled the award for $8.6 million and reversed the remaining $525,000 accrual in the first quarter of fiscal 2004.

Interest Income

Interest income was $775,000 in fiscal 2005 compared with $906,000 in fiscal 2004. This decrease results from generally lower average invested balances and a reduction in rates of interest earned on excess cash invested during fiscal 2005.

Interest Expense

Interest expense increased to $6.9 million in fiscal 2005 from $4.5 million in fiscal 2004. This increase was primarily attributable to higher average debt balances during fiscal 2005, partially offset by lower average rates.

Equity in Losses of Equity Method Franchisees

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

Minority Interests in Results of Consolidated Franchisees

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

Provision for Income Taxes

The provision for income taxes on continuing operations was approximately $9.7 million in fiscal 2005. The provision includes a valuation allowance of $7.9 million, equal to the Company’s net deferred income tax assets related to continuing operations as of the beginning of fiscal 2005, as well as taxes estimated to be payable currently. The significant losses incurred by the Company caused the Company to be unable to conclude, as of the end of the third quarter of fiscal 2005, that realization of the Company’s net deferred income tax assets was more likely than not, and the Company established an allowance against deferred income tax assets equal to the amount of the deferred income tax assets, net of deferred income tax liabilities. The provision for income taxes on continuing operations in fiscal 2004 approximated 40% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes and foreign losses for which no income tax benefit has been recorded.

Income (Loss) From Continuing Operations

The Company incurred a loss from continuing operations of $157.1 million in fiscal 2005 compared to income from continuing operations of $49.8 million in fiscal 2004.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$1,865	$84,921	$82,665
Net cash (used for) investing activities	(11,688)	(47,607)	(169,949)
Net cash provided by (used for) financing activities	138	(34,214)	76,110
Effect of exchange rate changes on cash	(10)	340	—
Cash balances of subsidiaries at date of consolidation	—	3,217	—
Cash balances of subsidiaries at date of deconsolidation	(1,011)	—	—

Net increase (decrease) in cash and cash equivalents	$(10,706)	$6,657	$(11,174)

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.9 million in fiscal 2006, $84.9 million in fiscal 2005 and $82.7 million in fiscal 2004.

Cash provided by operating activities in fiscal 2006 was adversely affected by reduced operating margins resulting from lower sales, as described in “— Business Conditions, Uncertainties and Liquidity” below. In addition, fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 12 to the consolidated financial statements appearing elsewhere herein reduced operating cash flows by approximately $26.9 million in fiscal 2006.

In fiscal 2005, cash flow from operating activities was affected by sales trends and lower operating margins, and by improved working capital management. In fiscal 2005, cash flows from operating activities primarily consisted of a significant net loss offset by non-cash items, including impairment charges, depreciation and deferred income taxes and provision for doubtful accounts.

In fiscal 2004, operating cash flow was affected principally by net income, the tax benefit from the exercise of nonqualified stock options, and non-cash items such as depreciation, partially offset by additional investments in working capital, primarily receivables and inventories. The tax benefit from the exercise of non-qualified stock options provided $35.8 million in fiscal 2004.

Cash Flows from Investing Activities

Net cash used for investing activities was $11.7 million in fiscal 2006, $47.6 million in fiscal 2005 and $169.9 million in fiscal 2004.

Cash used for investing activities in fiscal 2006 included approximately $10.4 million of capital expenditures, substantially less than the level of capital expenditures in fiscal 2005 and 2004 because the Company substantially eliminated store expansion in fiscal 2006. During fiscal 2006, the Company realized approximately $7.3 million of proceeds from disposals of assets, the majority of which represented the proceeds from sales of closed stores. During fiscal 2006, the Company advanced approximately $12.2 million to franchisees in which the Company had an ownership interest, including approximately $9.3 million paid to settle the Company’s obligations under certain guarantees of indebtedness of KremeKo, as more fully described in Note 18 to the consolidated financial statements included elsewhere herein.

In fiscal 2005, cash flows from investing activities primarily consisted of capital expenditures for property and equipment, the proceeds from a sale-leaseback transaction, payment of $3.6 million to acquire an additional 11% interest in Glazed Investments, and proceeds from other sales of property and equipment.

In fiscal 2004, investing cash outflows primarily related to acquisitions of franchisees and capital expenditures for property and equipment were partially offset by proceeds sales of investments in marketable securities. In fiscal 2004, the Company paid $112.5 million (net of cash acquired), and issued approximately 1.7 million shares of common stock for the acquisition of Associate and Area Developer franchise markets in Kansas, Missouri, Michigan, Texas and Louisiana; the acquisition of the remaining minority interest in Golden Gate, the consolidated franchisee which had the rights to develop stores in Northern California; and Montana Mills. See Note 19 to the notes to the consolidated financial statements appearing elsewhere herein.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million in fiscal 2006 and $76.1 million in fiscal 2004. Net cash used for financing activities was $34.2 million in fiscal 2005.

In fiscal 2006, the Company closed the Secured Credit Facilities described below and in Note 10 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under the 2003 Credit Facility described below (which was terminated). The Company paid approximately $9.5 million of fees, costs and expenses associated with the new facility. Other retirements of long-term debt in fiscal 2006 included approximately $16.2 million related to consolidated franchisees and payments on capital lease obligations. Cash inflows from financing activities in fiscal 2006 included a $7.7 million capital contribution to a consolidated franchisee by the minority investors in that franchisee.

In fiscal 2005, financing activities were comprised primarily of repayment of long-term debt related to the Company’s 2003 Credit Facility and debt at Glazed Investments using proceeds of the sale-leaseback transaction, partially offset by issuance of long-term debt by consolidated franchisees. The Company paid approximately $29.5 million to reduce borrowings under the 2003 Credit Facility. At Glazed Investments, proceeds from a sale-leaseback transaction were used to reduce borrowings by approximately $10.5 million. Consolidated franchisees borrowed approximately $11.5 million of long-term debt during fiscal 2005.

Financing activities in fiscal 2004 consisted primarily of borrowings and repayment of debt and the proceeds from stock option exercises. On October 31, 2003, the Company entered into a $150 million unsecured bank credit facility (the “2003 Credit Facility”), which was composed of a $119.3 million revolving credit facility and a $30.7 million term loan. Proceeds of borrowings under revolving portion of the 2003 Credit Facility were used to pay the outstanding amounts under a $55 million short-term promissory note entered into to finance, in part, the acquisition of franchises in Texas and Louisiana, to repay outstanding bank borrowings of two consolidated franchisees, and to fund, in part, the acquisition of the minority interest in another consolidated franchisee. The proceeds of the term loan under the 2003 Credit Facility were used to repay an existing term loan with similar terms.

Business Conditions, Uncertainties and Liquidity

The Company incurred a net loss of $198.3 million in fiscal 2005 and $135.8 million in fiscal 2006; such losses include non-cash impairment charges of $194.1 million in fiscal 2005 and $53.7 million in fiscal 2006. In addition, fiscal 2006 results include a charge of $35.8 million related to the settlement of certain litigation. Cash provided by operating activities declined from $84.9 million in fiscal 2005 to $1.9 million in fiscal 2006.

During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in fiscal 2006, during which the Company’s revenues declined to $543.4 million from $707.8 million in fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 12 to the consolidated financial statements appearing elsewhere herein. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.

The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 22 to the consolidated financial statements appearing elsewhere herein). The loss for fiscal 2006 reflects a net provision of $35.8 million for anticipated settlement of certain litigation, impairment charges and lease termination costs of $55.1 million, of which $51.0 million relates to long-lived assets and leases principally associated with closed or disposed stores, and $4.1 million relates to intangible assets. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007 and could be substantial.

In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged KZC, a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since that time, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described below under “— Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements,” restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations and selling certain non-strategic assets.

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

While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.

In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.

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

The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008, which include, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.

In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Exchange Act, the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act. Shortly after the filing of this Annual Report on Form 10-K, the Company expects to file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006. However, the Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the first or second quarter of fiscal 2007. While the Company is working diligently to complete the filings referred to in the preceding sentence (focusing first on the fiscal 2007 reports and then on the third quarter fiscal 2005 report), there can be no assurance as to when the Company will be current in its reporting obligations.

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

Debt

The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In fiscal 2005, the Company also provided financing to consolidated franchisees. In fiscal 2006, management focused on reducing or eliminating our investments in franchisees and the related guarantees of franchisee’s obligations, and on restructuring the Company’s borrowing arrangements to make additional credit available to the Company to facilitate accomplishing the Company’s business restructuring initiatives.

On April 1, 2005, the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). KKDC is the borrower under each of the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under the 2003 Credit Facility (which was then terminated) and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.

Both the First Lien Revolver and the Second Lien Revolver contain provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit reduces the amount available for cash borrowings under the related revolver. On the closing date, the Company obtained approximately $9.2 million of letters of credit (the “Backstop LCs”) under the Second Lien Revolver, which were issued to secure the Company’s reimbursement obligations relating to letters of credit issued under the 2003 Credit Facility, and a new letter of credit of $6.0 million to secure obligations to one of the Company’s banks. The letters of credit issued under the 2003 Credit Facility (the majority of which secured the Company’s obligations under self-insured worker’s compensation insurance policies) subsequently were replaced with new letters of credit issued under the Second Lien Revolver, and the corresponding Backstop LCs were terminated.

The description of the Secured Credit Facilities contained herein reflects post-closing amendments, the most recent of which was effective October 30, 2006.

Interest on borrowings under the First Lien Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate- based loans is 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a 0.25% fronting fee. There also is a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.

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

Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. The operation of this restriction, and the restrictive financial covenants described below, may limit the amount the Company may borrow under the First Lien Revolver to less than $75 million. As defined in the agreement, “Consolidated EBITDA,” a non-GAAP measure, means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations described in Item 3, “Legal Proceedings” (including, but not limited to, the purported securities class action litigation and the shareholder derivative actions) the costs and expenses paid to KZC and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of Equity Method Franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the Consolidated Franchisees.

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

The Company may permanently reduce the commitments under both the First Lien Revolver and the Second Lien Revolver. The Company must pay a fee of 1% of the amount of any such reduction of the commitments under the First Lien Revolver which occurs before August 1, 2006. The Company may not reduce the commitments under the Second Lien Revolver until August 1, 2006. The Company must pay a fee of 3% of the amount of any such reduction which occurs on or before August 1, 2007; such fee declines to 2% on August 2, 2007, to 1% on August 2, 2008 and to zero on August 2, 2009. The Company has not reduced the commitments under either the First Lien Revolver or the Second Lien Revolver. The Company may prepay the Term Loan on or after August 1, 2006; prepayment fees equal to the commitment termination fees for the Second Lien Revolver apply to any such Term Loan prepayments.

The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. As of January 29, 2006, these tests were set at 4.5 to 1.0, in the case of the maximum leverage ratio, and 2.5 to 1.0, in the case of the minimum interest coverage ratio. As of January 29, 2006, the Company’s leverage ratio was approximately 3.9 to 1.0 and the Company’s interest coverage ratio was approximately 3.9 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

As of January 29, 2006, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $29 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

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

Off-Balance Sheet Arrangements

The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist of the Company’s guarantees of indebtedness and lease obligations of certain franchisees, as discussed in Notes 12 and 18 to the consolidated financial statements appearing elsewhere herein, and certain advancement and potential indemnification obligations also discussed in Note 12.

Contractual Cash Obligations at January 29, 2006

The Company’s contractual cash obligations as of January 29, 2006 are as follows:

		Payments Due In
		Less			More
		Than			Than
	Total	1	1-3	3-5	5
	Amount	Year	Years	Years	Years
	(In thousands)

Long-term debt (excluding capital lease obligations), including current maturities	$119,400	$1,200	$2,400	$115,800	$—
Total interest payment obligations(1)(2)	65,856	16,342	27,992	21,522	—
Capital lease obligations	3,273	3,232	41	—	—
Operating leases	231,937	12,428	22,039	20,779	176,691
Purchase obligations	14,996	11,925	3,071	—	—
Other long-term obligations reflected on Krispy Kreme’s balance sheet including current portion:
Self-insurance claims	14,942	6,070	3,931	1,463	3,478
Lease termination costs	1,981	281	356	312	1,032
Mirror 401(k) plan liability	214	—	—	—	214

Total	$452,599	$51,478	$59,830	$159,876	$181,415

(1)	Represents estimated interest payments to be made on long-term debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon the Company’s estimate of future interest rates.

(2)	Represents estimated amounts payable without reduction for any amount due to the Company pursuant to an interest rate hedge agreement. See Note 10 to the consolidated financial statements appearing elsewhere herein.

Capital Requirements

In the next five years, the Company plans to use cash primarily for the following activities:

•	Working capital and other corporate purposes

•	Investments in systems and personnel

•	Restructuring initiatives

•	Remodeling and relocation of selected older Company stores

•	Opening new Company stores in selected markets

The Company’s capital requirements for the items outlined above may be significant. These capital requirements will depend on many factors including the Company’s overall performance, the pace of store expansion and Company store remodels and infrastructure needs for both personnel and facilities.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations in recent years. The Company cannot predict, however, what effect inflation may have on its results of operations in the future.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements that have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures, including disclosures of contingencies and uncertainties. GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of changes in facts and circumstances and discusses the selection of accounting policies and significant accounting judgments with the audit committee of the Board of Directors. The Company believes that application of the following accounting policies involves judgments and estimates that are among the more significant used in the preparation of the financial statements, and that an understanding of these policies is important to understanding the Company’s financial condition and results of operations.

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

Allowance for Doubtful Accounts

Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KKM&D to our franchisees of equipment, mix, coffee and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During fiscal 2005 and 2006, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

Goodwill arose principally from acquisitions of franchisees and from the acquisition of Montana Mills in fiscal 2004. Identifiable intangible assets include the value assigned to recipes and reacquired franchise rights recorded in connection with franchise acquisitions. Reacquired franchise rights were determined to have indefinite lives based upon the long operating history of the Company’s brand and its franchise model, and the Company’s ability to enfranchise these markets. All of the intangibles associated with Montana Mills were written off in fiscal 2005 when the Company decided to discontinue the Montana Mills operation.

For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units and affect the recorded balances of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balances of goodwill in the future could be affected by impairment charges. Impairment analyses of goodwill in fiscal 2006 and 2005 resulted in impairment charges of approximately $3.5 million and $131.6 million, respectively. As of January 29, 2006, the remaining goodwill had a carrying value of $29.2 million.

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

Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In fiscal 2006 and 2005, the Company recorded impairment charges related to long-lived assets totaling approximately $49.7 and $26.0 million, respectively. The Company anticipates that additional impairment charges will be reflected in fiscal 2007 related to store closure decisions made during fiscal 2007.

Insurance

The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop- loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for these self-insurance costs, the amounts of which are determined using actuarial methods which evaluate open claims and take into consideration estimated ongoing loss development exposure. Many estimates and assumptions are involved in estimating future claims, and differences between future events and prior estimates and assumptions could affect future operating results and result in adjustments to these liabilities.

Income Taxes

The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets as required under FAS 109, “Accounting for Income Taxes.” At January 29, 2006, the Company has recorded a valuation allowance against deferred income tax assets of $116.0 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative losses realized by the Company that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

Guarantee Liabilities

The Company has guaranteed a portion of loan and lease obligations of certain franchisees in which the Company owns an interest. To the extent such guarantees relate to franchisees whose financial statements are consolidated with those of the Company, the guaranteed indebtedness is included in the Company’s consolidated balance sheet and the guaranteed lease obligations are included in the disclosure of the Company’s lease obligations. For guarantees related to franchisees accounted for using the equity method, the Company assesses the likelihood of making any payments under the guarantees and records liabilities for the present value of any anticipated payments. No liability for the guarantees related to equity method franchisees was recorded at the time they were issued because the Company believed the value of the guarantees was immaterial, and there are no liabilities recorded for any such guarantee payments as of January 29, 2006 or January 30, 2005. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and provisions to record such liabilities could be required.

Investments in Franchisees

The Company has investments in certain unconsolidated franchisees. While the Company believes that the recorded amounts of such investments are realizable, these franchisees typically are startup businesses without a history of successful operations, and the value of the Company’s investments in the franchisees cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. As of January 29, 2006, the Company’s investment in unconsolidated franchisees was approximately $8.6 million.

For further information concerning accounting policies, refer to Note 1, “Nature of Business and Significant Accounting Policies,” to the consolidated financial statements appearing elsewhere herein.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in fiscal 2008, and management currently is evaluating the effect of adoption on the Company’s financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt the provisions of FAS 123(R), and expects to use a modified prospective transition method and the Black-Scholes option pricing model. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, will require a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. The Company currently expects to recognize SBP compensation expense for awards on a straight-line basis over the vesting period of the award. Pro forma net income and earnings per share amounts for fiscal 2006, 2005 and 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-based compensation” in Note 1 to the consolidated financial statements appearing elsewhere herein.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company will adopt this statement in fiscal 2007. Adoption will not have a material effect on the Company’s consolidated financial statements.

In February 2005, the Emerging Issues Task Force reached a consensus in Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The Company considered the guidance in EITF 03-13 in evaluating whether the operations and cash flows of components disposed of in fiscal 2006 had been or will be eliminated from ongoing operations, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. The Company concluded that none of the components disposed of in fiscal 2006 should be reported as discontinued operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement in fiscal 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The Company has entered into an interest rate derivative contract having a notional principal amount of $75 million which eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations.

As of January 29, 2006, the Company had approximately $119.4 million in cash borrowings (excluding leases and indebtedness of Consolidated Franchisees). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.

Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. In addition to operating revenues and expenses, the Company’s investments in franchisees operating in the United Kingdom, Australia and Mexico expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks, although the Company may implement such strategies in the future.

The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar, shortening and coffee beans are the most significant. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from three months’ to two years’ anticipated requirements, depending on the ingredient. Other purchase arrangements typically are contractual arrangements with vendors (for example, with respect to certain beverages and ingredients) under which the Company is not required to purchase any minimum quantity of goods, but must purchase minimum percentages of its requirements for such goods from these vendors with whom it has executed these contracts.

In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s option contracts and unassigned commodity futures contracts as of January 29, 2006, all of which mature in fiscal 2007, is set forth in the table below.

			Aggregate
		Weighted	Contract	Aggregate
		Average Contract	Amount	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)

Futures contracts:
Coffee	525,000 lbs.	$1.06/lb.	$558	$79
Soybean oil	10,620,000 lbs.	$0.2147/lb.	2,280	114
Options contracts:
Call options on coffee futures	750,000 lbs.	$1.10/lb.	825	81

				$274

Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.
,

We have completed an integrated audit of Krispy Kreme Doughnuts, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of January 29, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries at January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain variable interest entities effective May 2, 2004.

Internal control over financial reporting

Also, we have audited management’s assessment included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of January 29, 2006, because the Company did not maintain an effective control environment, including a formal enterprise risk assessment process, formalized lines of communication among legal, finance and operations personnel, communication of the Company’s code of conduct and ethics guidelines, maintenance of written accounting policies and procedures, maintenance of adequate controls with respect to the review, supervision and monitoring of the Company’s accounting operations, and monitoring the appropriateness of user access and segregation of duties related to financial applications, and because the Company also did not maintain effective control over its financial closing and reporting processes, including controls to ensure that journal entries were reviewed and approved, controls to ensure that account reconciliations were performed accurately, reviewed and approved, controls over the accounting for acquisitions and divestitures, and controls over its accounting for consolidated franchisees and equity method franchisees, accrued expenses, translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses and financial statement accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials, and because the Company did not maintain effective controls over the completeness and accuracy of certain franchisee revenue and receivables, accounting for lease related assets, liabilities and expenses and property and equipment accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls maybe become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of January 29, 2006 have been identified and included in management’s assessment.

The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to the Company’s control environment:

•	The Company did not establish a formal enterprise risk assessment process.

•	The Company did not formalize lines of communication among legal, finance and operations personnel. Specifically, there was inadequate sharing of financial information within and across the Company’s corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel.

•	The Company did not establish an effective program to ensure that the Company’s code of conduct and ethics guidelines are fully communicated and distributed appropriately to its employees.

•	The Company did not maintain written accounting and procedures nor did it maintain adequate controls with respect to the review, supervision and monitoring of the Company’s accounting operations.

•	The Company did not have an adequate process for monitoring the appropriateness of user access and segregation of duties related to financial applications.

These control environment material weaknesses contributed to the material weaknesses described below.

The Company did not maintain effective control over its financial closing and reporting processes. Specifically, the following material weaknesses were identified:

•	The Company did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, effective controls were not designed and in place to ensure that journal entries, including journal entries related to intercompany eliminations, were prepared with sufficient supporting documentation and that those entries were reviewed and approved to ensure the completeness, accuracy and validity of the entries recorded. This material weakness resulted in an audit adjustment to accounts receivable and revenue in the fiscal 2006 consolidated financial statements.

•	The Company did not maintain effective controls to ensure that account reconciliations were performed accurately, or that reconciliations were reviewed for accuracy and completeness and approved.

•	The Company did not maintain effective controls over the accounting for acquisitions and divestitures. Specifically, effective controls were not designed and in place to ensure that such transactions were completely and accurately accounted for in accordance with GAAP.

•	The Company did not maintain effective controls over its accounting for consolidated franchisees and equity method franchisees. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of its accounting for its franchisees, either consolidated or accounted for under the equity method, in accordance with GAAP.

•	The Company did not design and maintain effective controls to ensure that accrued expenses, including accruals for vacation benefits and legal and professional fees, were complete and accurate in accordance with GAAP.

•	The Company did not design and maintain effective controls to ensure the completeness and accuracy of its translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses in accordance with GAAP.

•	The Company did not design and maintain effective controls to ensure that its financial statement accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials were completely and accurately recorded in accordance with GAAP.

The Company did not maintain effective controls over the completeness and accuracy of certain franchisee revenue and receivables. Specifically, effective controls were not designed and in place to ensure that revenue was recognized in the proper period for sales of equipment to franchisees in connection with new store openings. In addition, effective controls were not designed and in place to ensure that an appropriate analysis of receivables from franchisees was conducted, reviewed and approved in order to identify and estimate required allowances for uncollectible accounts in accordance with GAAP.

The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related assets, liabilities and expenses. Specifically, the Company’s controls over the application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, deferred rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were completely and accurately accounted for in conformity with GAAP.

The Company did not maintain effective controls over the accuracy and completeness of its property and equipment accounts, including the related depreciation. Specifically, effective controls were not designed and in place to ensure that retired assets were written off in the appropriate period, that appropriate depreciable lives were assigned to capital additions and assets were capitalized in accordance with GAAP.

These control deficiencies contributed to the previously reported restatement of the Company’s consolidated financial statements for 2003 and 2004 and all quarterly periods in 2004 and the first three quarters of 2005. Management has concluded that each of the control deficiencies above could result in a misstatement to the Company’s financial statement accounts and disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies listed above constitutes material weaknesses as of January 29, 2006.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Greensboro, North Carolina
October 31, 2006

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,980	$27,686
Receivables	26,677	30,198
Accounts and notes receivable — related parties	12,151	15,510
Inventories	23,761	28,591
Insurance recovery receivable	34,967	—
Deferred income taxes	848	3,913
Other current assets	31,641	13,465

Total current assets	147,025	119,363
Property and equipment	205,579	309,214
Non-current portion of notes receivable — related parties	42	2,120
Investments in equity method franchisees	8,601	5,973
Goodwill and other intangible assets	30,291	34,380
Other assets	19,317	9,228

Total assets	$410,855	$480,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$54	$—
Current maturities of long-term debt	4,432	48,097
Book overdraft.	60	8,480
Accounts payable	8,897	17,436
Accrued litigation settlement	70,800	—
Other accrued liabilities	69,676	43,622

Total current liabilities	153,919	117,635
Long-term debt, less current maturities	118,241	90,950
Deferred income taxes	848	3,913
Other long-term obligations	29,176	26,447
Minority interests in consolidated franchisees	—	390
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 300,000 shares authorized; 61,841 and 61,756 shares issued and outstanding	298,255	295,611
Unearned compensation	—	(17)
Notes receivable secured by common stock	—	(197)
Accumulated other comprehensive income	1,426	796
Accumulated deficit	(191,010)	(55,250)

Total shareholders’ equity	108,671	240,943

Total liabilities and shareholders’ equity	$410,855	$480,278

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$543,361	$707,766	$649,345
Operating expenses:
Direct operating expenses	474,591	598,281	493,650
General and administrative expenses	67,727	55,301	45,230
Depreciation and amortization expense	28,920	31,934	22,309
Impairment charges and lease termination costs	55,062	161,847	—
Settlement of litigation	35,833	—	(525)

Operating income (loss)	(118,772)	(139,597)	88,681
Interest income	1,110	775	906
Interest expense	(20,211)	(6,875)	(4,509)
Equity in (losses) of equity method franchisees	(4,337)	(1,622)	(2,242)
Minority interests in results of consolidated franchisees	4,181	6,249	(1,898)
Other income and (expense), net	1,493	(6,310)	2,053

Income (loss) from continuing operations before income taxes	(136,536)	(147,380)	82,991
Provision for income taxes (benefit)	(776)	9,674	33,146

Income (loss) from continuing operations	(135,760)	(157,054)	49,845
Discontinued operations, including income tax effects	—	(40,054)	(1,282)

Income (loss) before cumulative effect of change in accounting principle	(135,760)	(197,108)	48,563
Cumulative effect of change in accounting principle, net of income taxes	—	(1,231)	—

Net income (loss)	$(135,760)	$(198,339)	$48,563

Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$(2.20)	$(2.55)	$.84
Discontinued operations	—	(.65)	(.02)
Cumulative effect of change in accounting principle	—	(.02)	—

Net income (loss)	$(2.20)	$(3.22)	$.82

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations	$(2.20)	$(2.55)	$.80
Discontinued operations	—	(.65)	(.02)
Cumulative effect of change in accounting principle	—	(.02)	—

Net income (loss)	$(2.20)	$(3.22)	$.78

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(135,760)	$(198,339)	$48,563
Items not requiring cash:
Depreciation and amortization	28,920	31,982	22,806
Deferred income taxes	(1,888)	10,117	(3,491)
Impairment charges	53,734	194,100	—
Settlement of litigation	35,833	—	—
Cumulative effect of change in accounting principle	—	1,231	—
Deferred rent expense	374	3,220	849
(Gain) loss on disposal of property and equipment	(1,807)	4,439	939
Share-based compensation	6,862	4	129
Provision for doubtful accounts, net of chargeoffs	4,423	11,219	(305)
Amortization of deferred financing costs	2,544	252	81
Tax benefit from exercise of nonqualified stock options	—	—	35,771
Minority interests in results of consolidated franchisees	(4,181)	(6,249)	1,898
Equity in (earnings) losses of equity method franchisees	4,337	1,622	2,242
Cash distributions from equity method franchisees	453	2,003	1,582
Other	295	1,354	(2,868)
Change in assets and liabilities:
Receivables	3,862	10,982	(18,729)
Inventories	4,123	2,141	(4,068)
Other current assets	(2,971)	(4,056)	(965)
Income taxes refundable	—	7,973	1,025
Accounts payable and other accrued liabilities	435	8,278	(7,117)
Other long-term obligations	2,277	2,648	4,323

Net cash provided by operating activities	1,865	84,921	82,665

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,381)	(74,308)	(78,316)
Proceeds from sales of assets leased back	—	20,217	—
Proceeds from other disposals of property and equipment	7,330	8,443	456
Acquisition of franchisees and interests therein, net of cash acquired	428	(3,618)	(112,450)
Acquisition of Montana Mills, net of cash acquired	—	—	4,052
Investments in and advances to equity method franchisees	(12,219)	(3,471)	(7,958)
Proceeds from sale of equity method franchisee	2,542	—	—
Purchases of investments	—	—	(6,000)
Proceeds from sales of investments	—	—	33,136
Issuance of notes receivable	—	(724)	(5,974)
Collection of notes receivable	—	4,139	5,302
(Increase) decrease in other assets	612	1,715	(2,197)

Net cash used for investing activities	(11,688)	(47,607)	(169,949)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	154	1,175	19,518
Issuance of short-term debt	2,274	—	55,000
Repayment of short-term debt	(2,220)	—	(66,286)
Issuance of long-term debt	120,000	12,164	44,570
Repayment of long-term debt	(108,475)	(49,332)	(50,296)
Net borrowings (repayments) under revolving credit lines	(1,606)	1,606	79,712
Issuance of short-term debt — related party	—	—	2,350
Repayment of short-term debt — related party	—	—	(3,250)
Deferred financing costs	(9,472)	(386)	(921)
Net change in book overdraft.	(8,420)	357	(3,252)
Collection of notes receivable secured by common stock	197	186	175
Cash received from (paid to) minority interests	7,706	16	(1,210)

Net cash provided by (used for) financing activities	138	(34,214)	76,110

Effect of exchange rate changes on cash	(10)	340	—

Cash balances of subsidiaries at date of consolidation	—	3,217	—

Cash balances of subsidiaries at date of deconsolidation	(1,011)	—	—

Net increase (decrease) in cash and cash equivalents	(10,706)	6,657	(11,174)
Cash and cash equivalents at beginning of year	27,686	21,029	32,203

Cash and cash equivalents at end of year	$16,980	$27,686	$21,029

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisitions	$—	$—	$59,031
Assets acquired under capital leases	—	5,979	4,972
Receipt of promissory notes in connection with sale of assets	—	—	3,551
Issuance of promissory note in connection with acquisition of franchisee	—	—	11,286
Issuance of restricted common shares	—	—	10

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
					Comprehensive	Earnings
	Common	Common	Unearned	Notes	Income	(Accumulated
	Shares	Stock	Compensation	Receivable	(Loss)	(Deficit)	Total
	(In thousands)

BALANCE AT FEBRUARY 2, 2003	56,295	$173,112	$(119)	$(558)	$(1,522)	$94,526	$265,439
Comprehensive income:
Net income for the year ended February 1, 2004						48,563	48,563
Unrealized holding loss, net of tax benefit of $71					(113)		(113)
Foreign currency translation adjustment, net of income taxes of $15					682		682
Unrealized gain from cash flow hedge, net of income taxes of $115					241		241

Total comprehensive income							49,373
Exercise of stock options, including tax benefit of $42,806	3,300	62,320					62,320
Exercise of warrants		4					4
Issuance of shares in conjunction with acquisition of business	1,247	40,491					40,491
Issuance of shares in conjunction with acquisition of franchise market	444	18,540					18,540
Issuance of restricted shares		10	(10)				—
Amortization of restricted shares			67				67
Collection of notes receivable secured by common stock				175			175

BALANCE AT FEBRUARY 1, 2004	61,286	294,477	(62)	(383)	(712)	143,089	436,409
Comprehensive income (loss):
Net (loss) for the year ended January 30, 2005						(198,339)	(198,339)
Foreign currency translation adjustment, net of income taxes of $620					876		876
Unrealized gain from cash flow hedge, net of income taxes of $412					632		632

Total comprehensive (loss)							(196,831)
Exercise of stock options	472	1,175					1,175
Amortization of restricted shares			45				45
Cancellation of restricted shares	(2)	(41)					(41)
Collection of notes receivable secured by common stock				186			186

BALANCE AT JANUARY 30, 2005	61,756	295,611	(17)	(197)	796	(55,250)	240,943
Comprehensive income (loss):
Net (loss) for the year ended January 29, 2006						(135,760)	(135,760)
Foreign currency translation adjustment, net of income tax benefit of $168					(183)		(183)
Unrealized gain from cash flow hedge, net of income taxes of $531					813		813

Total comprehensive (loss)							(135,130)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	86	154					154
Amortization of restricted shares			5				5
Cancellation of restricted shares	(1)	(18)	12				(6)
Collection of notes receivable secured by common stock				197			197

BALANCE AT JANUARY 29, 2006	61,841	$298,255	$—	$—	$1,426	$(191,010)	$108,671

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS.  Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and related items through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties received from franchisees. Additionally, the Company sells doughnut-making equipment, doughnut mix, coffee and other ingredients and supplies to franchisees.

The significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements are as follows:

BASIS OF CONSOLIDATION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.  The financial statements include the accounts of KKDI and its wholly-owned subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation (“KKDC”).

As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. These entities include Glazed Investments, LLC (“Glazed Investments”) and, until October 2005, Freedom Rings, LLC (“Freedom Rings”), franchisees of the Company, because the Company’s ownership interests in these entities enable the Company to exercise voting control over them.

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

Adoption of FIN 46(R) caused the Company to begin consolidating the financial statements of New England Dough, LLC (“New England Dough”) and KremeKo, Inc. (“KremeKo”). Prior to May 2, 2004, the Company accounted for its investments in these entities using the equity method. New England Dough and KremeKo, together with Glazed Investments and Freedom Rings, are hereinafter sometimes referred to as “Consolidated Franchisees.” The Company ceased consolidating the financial statements of KremeKo and Freedom Rings in May and October, 2005, respectively, after these entities filed for bankruptcy, as described in Note 18.

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

Prior to adoption of FIN 46(R), the Company eliminated profits on the sale of equipment and the initial franchise fees charged to New England Dough and KremeKo to the extent of its ownership interests in these entities. Had FIN 46(R) been in effect in such pre-adoption periods, the Company would have been required to

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

eliminate 100% of such intercompany profits and revenues. Accordingly, upon adoption of FIN 46(R) in the first quarter of fiscal 2005, the Company eliminated the previously recognized intercompany profits and revenues described above related to New England Dough and KremeKo. Such elimination totaled $1,231,000 (after reduction for income taxes of $803,000), and appears under the caption “Cumulative effect of change in accounting principle, net of income taxes” in the accompanying consolidated statement of operations.

Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company as a consequence of the CCAA filing; such deconsolidation was not reflected in the Company’s financial statements until the quarter ended July 31, 2005, because, except for Freedom Rings, the results of operations of Consolidated Franchisees (as well as the Company’s share of income or loss from Equity Method Franchisees) are reflected in the Company’s results of operations on a one-month lag. Because the Company reacquired control of the KremeKo business in December 2005, the Company is accounting for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with APB 18.

On October 15, 2005, Freedom Rings, LLC, (“Freedom Rings”), a wholly-owned subsidiary, filed for bankruptcy protection, and the Company discontinued consolidation of Freedom Rings’ financial statements with those of the Company as of that date. Following such deconsolidation, Freedom Rings has been accounted for using the cost method.

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

REVENUE RECOGNITION.  A summary of the revenue recognition policies for each of the Company’s business segments is as follows:

•	Company Stores revenue is derived from the sale of doughnuts and related items to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

•	Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees for new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	KKM&D revenue is derived from the sale of doughnut-making equipment, doughnut mix, coffee and supplies needed to operate a doughnut store. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if the Company is responsible for the installation, and otherwise upon shipment of the equipment. Revenues for the sale of doughnut mix, coffee and supplies are recognized upon delivery to the customer.

FISCAL YEAR.  The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Each of fiscal 2006, 2005 and 2004 contained 52 weeks.

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

GOODWILL AND OTHER INTANGIBLE ASSETS.  Goodwill represents the excess of the purchase price over the value of identifiable net assets acquired in business combinations. Goodwill has an indefinite life and is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate the carrying amount of the asset may be impaired. Such impairment testing is performed for each reporting unit (as that term is defined in FAS 142, “Goodwill and Other Intangible Assets”) to which goodwill has been assigned.

Other intangible assets consist of recipes and reacquired franchise rights acquired in acquisitions of franchisees. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Recipes have a definite life and are amortized on a straight-line basis over 10 years. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. Intangible assets that are not indefinite-lived are reviewed for impairment whenever events or circumstances indicate the carrying amount of the assets may be impaired.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  Financial instruments are reflected in the financial statements at carrying amounts which approximate fair value.

ADVERTISING COSTS.  All costs associated with advertising and promoting products are expensed as incurred.

STORE OPENING COSTS.  Store opening costs are expensed as incurred. Direct store opening costs were $449,000, $2,752,000 and $4,634,000 in fiscal 2006, 2005 and 2004 respectively.

LEGAL COSTS.  Legal costs associated with litigation and other loss contingencies are charged to expense as services are rendered.

ASSET IMPAIRMENT.  When an asset group (typically a store) is identified as underperforming or a decision is made to abandon an asset group or to close a store, the Company makes an assessment of the potential impairment of the related assets. The assessment is based upon a comparison of the carrying amount

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	Jan. 29,	Jan. 30	Feb. 1,
	2006	2005	2004
	(In thousands)

Numerator: income (loss) from continuing operations	$(135,760)	$(157,054)	$49,845

Denominator:
Basic earnings per share-weighted average shares outstanding	61,807	61,626	59,188
Effect of dilutive securities:
Stock options	—	—	3,197
Restricted stock	—	—	3

Diluted earnings per share-weighted average shares outstanding	61,807	61,626	62,388

All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share in fiscal 2006 and 2005 because their inclusion would be antidilutive. Stock options and warrants with respect to 1,363,000 shares in fiscal 2004 have been excluded from the diluted shares calculation because their inclusion would be antidilutive.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

STOCK-BASED COMPENSATION.  The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“FAS 123”), which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. The Company has elected to continue use of the Accounting Principles Board Opinion No. 25 intrinsic value method of accounting for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates for awards in fiscal 2006, 2005 and 2004 in accordance with the provisions of FAS 123, the Company’s earnings would have been affected as set forth in the table below:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005(1)	2004
	(In thousands, except per share amounts)

Net income (loss), as reported	$(135,760)	$(198,339)	$48,563
Add: Stock-based expense charged to earnings, net of related tax effects in fiscal 2004	6,862	4	129
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects in fiscal 2004	(15,964)	(21,718)	(11,548)

Pro forma net income (loss)	$(144,862)	$(220,053)	$37,144

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$(2.20)	$(3.22)	$.82
Pro forma earnings (loss) per share — Basic	$(2.34)	$(3.57)	$.63
Reported earnings (loss) per share — Diluted	$(2.20)	$(3.22)	$.78
Pro forma earnings (loss) per share — Diluted	$(2.34)	$(3.57)	$.60

(1)	The amount shown as pro forma net loss for fiscal 2005 differs from that reported in the Company’s annual report on Form 10-K for that year. As originally presented, the pro forma adjustment for the application of FAS 123 was reduced by income taxes; because the Company reported no income tax benefit on its historical loss for fiscal 2005, there should have been no tax effect applied to the pro forma FAS 123 adjustment. This error has been corrected.

Stock-based compensation for the year ended January 29, 2006 includes $2,838,000, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during the first quarter of fiscal 2006 to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company as more fully described in Note 2. The cost of the warrant is being charged to earnings from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of options granted, which is charged to earnings over the option vesting period in determining the pro forma effects of application of FAS 123, is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004

Expected life of option	NA	7 years	7 years
Risk-free interest rate	NA	3.9%	3.7%
Expected volatility of stock	NA	45.0%	41.6%
Expected dividend yield	NA	—	—

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004

Fair value of each option granted	NA	$7.71	$19.84
Total number of options granted	—	1,113,500	1,829,200
Total fair value of all options granted	NA	$8,585,100	$36,291,300

The Company must adopt a fair value method of accounting for stock-based compensation in fiscal 2007; see “Recent Accounting Pronouncements” below.

CONCENTRATION OF CREDIT RISK.  Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of leases and indebtedness of franchisees. Wholesale receivables are primarily from grocery and convenience stores. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2006 and 2005, no customer accounted for more than 10% of total company-owned store revenues. The Company had one wholesale customer that accounted for approximately 10.6% of total company-owned store revenues in fiscal 2004. The Company’s two largest wholesale customers collectively accounted for approximately 10.3%, 11.4% and 14.9% of total company-owned stores revenues in fiscal 2006, 2005 and 2004, respectively. Accounts receivable for the two largest wholesale customers collectively accounted for approximately 23.5% and 21.0% of wholesale doughnut customer trade receivables at January 29, 2006 and January 30, 2005, respectively. All of the foregoing percentages are computed based upon Company Stores segment revenues and receivables exclusive of sales and receivables of Consolidated Franchisees; revenues of Consolidated Franchisees accounted for 19.3%, 21.8% and 24.8% of total Company Stores revenues in fiscal 2006, 2005 and 2004, respectively, and receivables of Consolidated Franchisees accounted for 16.3% and 27.6% of wholesale doughnut customer trade receivables at January 29, 2006 and January 30, 2005, respectively.

The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan and lease guarantees and records liabilities for the present value of any payments the Company considers probable. Receivables from franchisees and loan and lease guarantees are summarized in Note 18.

SELF-INSURANCE RISKS.  The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for these self-insurance costs, the amounts of which are

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined using actuarial methods which evaluate open claims and take into consideration estimated ongoing loss development exposure. The Company records receivables from the insurance carriers for amounts estimated to be recovered under the stop-loss insurance policies. The Company provides health and medical benefits to eligible employees, and purchases stop-loss insurance from commercial insurance carriers which pays covered medical costs in excess of a specified annual amount incurred by each claimant.

DERIVATIVE FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.  The Company reflects derivative financial instruments, which consist primarily of interest rate derivatives and commodity futures contracts and options on such contracts, in the consolidated balance sheet at their fair value. The difference between the cost, if any, and the fair value of the interest rate derivatives is reflected in income unless the derivative instrument qualifies as a cash flow hedge and is effective in offsetting future cash flows of the underlying hedged item, in which case such amount is reflected in other comprehensive income. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated these instruments as cash flow hedges.

FOREIGN CURRENCY TRANSLATION.  The Company has an ownership interest in its franchisees in certain foreign countries and has Company operations in Canada. The functional currency of each of these operations is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenue and expenses are translated using the average exchange rates for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are included in “Other income and (expense), net” in the accompanying consolidated statement of operations.

COMPREHENSIVE INCOME.  Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges, which are not reflected in net income, be presented as components of comprehensive income. The cumulative amounts recognized by the Company under FAS 130 are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss), a component of shareholders’ equity, and are summarized in the following table:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Accumulated other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, including amounts related to Consolidated Franchisees and Equity Method Franchisees	$135	$(1,209)
Cumulative foreign currency translation adjustments	2,222	2,573

	2,357	1,364
Less: deferred income taxes	(931)	(568)

	$1,426	$796

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

CORRECTION OF ACCOUNTING ERRORS RELATED TO STOCK-BASED COMPENSATION.  In connection with the preparation of its fiscal 2006 consolidated financial statements, the Company performed certain procedures with respect to grants of stock options in prior fiscal years.

In performing such procedures, the Company identified certain grants of stock options with respect to which the Company was unable to substantiate that the grant date specified in the options was the appropriate date on which compensation cost should have been measured under APB 25. Each of the stock options was dated August 2, 2000 and had an exercise price equal to the closing price of the Company’s common stock on that date. The closing price on August 2, 2000 was the lowest closing price of the Company’s common stock during the fiscal quarter. Because the Company was unable to substantiate August 2, 2000 as the measurement date, the Company considered all available relevant information and concluded that it should use September 12, 2000, the approximate date on which the optionees were informed of the principal terms of the grants, as the measurement date.

The market price of the Company’s common stock on this revised measurement date was greater than the exercise price specified in the options and, accordingly, the Company should have recognized compensation expense related to the options in an aggregate amount equal to such excess multiplied by the number of options awarded, in accordance with APB 25. Such aggregate charges total approximately $4.0 million, and should have been recorded in the Company’s fiscal 2001 through fiscal 2004 consolidated financial statements.

These grants were made principally to three new non-employee members of the board of directors. The Company is aware of no evidence which suggests the optionees influenced the selection of the grant date, were aware of how August 2, 2000 was selected by the Company as the grant date, or believed the Company’s accounting for such options to be improper.

The Company has concluded that the stock-based compensation amounts are not material either quantitatively or qualitatively to the Company’s consolidated financial statements in the affected periods and are not material to the fiscal 2006 consolidated financial statements. The Company has corrected the error by recording the approximately $4.0 million aggregate charge to earnings in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.

The Company’s income tax returns for certain years currently are under examination by the Internal Revenue Service as described in Note 15. In connection with that examination, the Company determined that certain income tax deductions related to exercises of stock options reflected in its fiscal 2004 tax return were overstated. The Company accounted for the tax benefit of such deductions as a deferred income tax asset, with a corresponding credit to common stock, in fiscal 2004. These accounting entries constituted errors because the Company was not entitled to the related income tax deductions. In fiscal 2005, the Company established a valuation allowance against its deferred income tax assets via a charge to earnings, and such charge was overstated as a consequence of the fiscal 2004 error related to the tax benefit of stock option exercises. Because the Company has concluded that these amounts were not material to the Company’s consolidated financial statements in the affected periods, and are not material to the fiscal 2006 consolidated financial statements, the Company has corrected the errors by recording an approximately $1.5 million charge to common stock and a corresponding credit to the provision for income taxes in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.

REVISION TO FISCAL 2005 CONSOLIDATED STATEMENT OF OPERATIONS.  The amount of general and administrative expenses reported in the accompanying consolidated statement of operations for the year ended January 30, 2005 is $1,171,000 less than that previously reported in the Company’s Annual Report on Form 10-K for that year, and the amount currently reported as direct operating expenses is $1,171,000 greater than that previously reported. The change resulted from correction of a classification error made in the fourth quarter of fiscal 2005. The Company concluded this error was not material to the fiscal 2005 consolidated financial statements and accordingly has not amended the 2005 Form 10-K to correct this error.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in fiscal 2008, and management currently is evaluating the effect of adoption on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt the provisions of FAS 123(R), and expects to use a modified prospective transition method and the Black-Scholes option pricing model. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, will require a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. The Company currently expects to recognize SBP compensation expense for awards on a straight-line basis over the vesting period of the award. Pro forma net income and earnings per share amounts for fiscal 2006, 2005 and 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-Based Compensation” above.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company will adopt this statement in fiscal 2007, but adoption will not have a material effect on the Company’s consolidated financial statements.

In February 2005, the Emerging Issues Task Force reached a consensus in Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The Company considered the guidance in EITF 03-13 in evaluating whether the operations and cash flows of components disposed of in fiscal 2006 had been or will be eliminated from ongoing operations, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed components. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. The Company concluded that none of the components disposed of in fiscal 2006 should be reported as discontinued operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement in fiscal 2007.

Note 2 — Business Conditions, Uncertainties and Liquidity

The Company incurred a net loss of $198.3 million in fiscal 2005 and $135.8 million in fiscal 2006; such losses include non-cash impairment charges of $194.1 million in fiscal 2005 and $53.7 million in fiscal 2006. In addition, fiscal 2006 results include a charge of $35.8 million related to the settlement of certain litigation described in Note 12. Cash provided by operating activities declined from $84.9 million in fiscal 2005 to $1.9 million in fiscal 2006.

During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in fiscal 2006, during which the Company’s revenues declined to $543.4 million from $707.8 million in fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 12. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.

The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 22). The loss for fiscal 2006 reflects a net provision of $35.8 million for anticipated settlement of certain litigation, impairment charges and lease termination costs of $55.1 million, of which $51.0 million relates to leases and long-lived assets principally associated with closed or disposed stores, and $4.1 million relates to intangible assets. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007 and could be substantial.

In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged KZC, a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since that time, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described in Note 10, restructuring certain financial arrangements

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations and selling certain non-strategic assets.

In addition to the foregoing, a committee of the Company’s board of directors conducted a search for a new chief executive officer to lead the Company on a permanent basis. On March 7, 2006, the Company announced the appointment, effective immediately, of a new chief executive officer having over 20 years experience in the food industry and with particular experience in consumer packaged goods.

While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.

In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.

The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants as described in Note 10. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted. The facilities contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 10.

The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008, which include, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.

In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. Shortly after the filing of this Annual Report on Form 10-K, the Company expects to file its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006. However, the Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the first and second quarters of fiscal 2007. While the Company is working diligently to complete the filings referred to in the preceding sentence (focusing first on the fiscal 2007 reports and then on the third quarter fiscal 2005 report), there can be no assurance as to when the Company will be current in its reporting obligations.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 — Receivables

The components of receivables are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Trade receivables:
Wholesale doughnut customers	$17,667	$21,743
Unaffiliated franchisees	21,515	18,897
Current portion of notes receivable	1,151	937
Less — allowance for doubtful accounts	(13,656)	(11,379)

	$26,677	$30,198

Receivables from related parties:
Equity Method Franchisees (Notes 1 and 18):
Trade	$10,664	$12,804
Current portion of notes receivable	4,647	2,000
Less — allowance for doubtful accounts	(3,160)	(1,105)

	12,151	13,699

Franchisees owned by Directors emeriti (Note 20):
Trade	—	1,669
Current portion of notes receivable	—	142

	—	1,811

	$12,151	$15,510

Non-current portion of notes receivable from related parties:
Equity Method Franchisees (Notes 1 and 18)	$42	$1,958
Franchisees owned by Directors emeriti (Note 20)	—	162

	$42	$2,120

During the third quarter of fiscal 2006, the Company eliminated the position of non-voting emeritus director and the persons then holding such position retired as non-voting emeritus directors.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The transactions in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$11,379	$1,265	$1,453
Provision for doubtful accounts	3,978	12,696	657
Reserves associated with acquired businesses	41	—	117
Effects of deconsolidation of subsidiaries	(132)	—	—
Chargeoffs	(1,610)	(2,582)	(962)

Balance at end of year	$13,656	$11,379	$1,265

Allowance for doubtful accounts related to Equity Method Franchisees:
Balance at beginning of year	$1,105	$—	$—
Provision for doubtful accounts	2,055	1,105	—
Chargeoffs	—	—	—

Balance at end of year	$3,160	$1,105	$—

Note 4 — Inventories

The components of inventories are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Raw materials	$7,009	$8,210
Work in progress	18	56
Finished goods	4,717	7,225
Purchased merchandise	11,853	12,948
Manufacturing supplies	164	152

	$23,761	$28,591

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5	— Other Current Assets

Other current assets are composed of the following:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Receivables from directors’ and officers’ insurance carriers	$7,931	$3,390
Current portion of claims against insurance carriers related to self-insurance programs (Notes 1, 8, 9 and 11)	145	772
Other receivables	972	2,572
Assets held for sale, including $13,005 related to Glazed Investments at January 29, 2006 (Note 18)	18,224	1,534
Prepaid expenses and other	4,369	5,197

	$31,641	$13,465

Note 6 — Property and Equipment

Property and equipment consists of the following:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Land	$25,539	$30,733
Buildings	108,485	160,459
Machinery and equipment	132,241	175,126
Leasehold improvements	20,235	23,640
Construction in progress	592	3,853

	287,092	393,811
Less: accumulated depreciation	(81,513)	(84,597)

	$205,579	$309,214

Machinery and equipment includes assets leased under capital leases having a net book value of approximately $3,273,000 and $8,769,000 at January 29, 2006 and January 30, 2005, respectively. Depreciation expense was $27,887,000, $30,905,000 and $21,882,000 in fiscal 2006, 2005 and 2004, respectively.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Indefinite-lived intangible assets:
Goodwill (by segment):
Company Stores	$5,472	$8,983
Franchise	23,496	23,496
KKM&D	213	213

	29,181	32,692
Reacquired franchise rights associated with Company Stores	960	1,520

	30,141	34,212
Definite-lived intangible assets:
Recipes	150	168

	$30,291	$34,380

During fiscal 2006, the Company recorded impairment provisions of $3.5 million and $560,000 to reduce the carrying value of goodwill and reacquired franchise rights, respectively, to their estimated net realizable values. The goodwill impairment charge reflects a reduction in the Company’s forecasted sales and earnings in the reporting units comprising the Company Stores segment. The fair values of those reporting units are estimated using the present value of expected future cash flows. The impairment charges for reacquired franchise rights resulted from decisions to close stores to which the reacquired franchise rights relate.

Note 8 — Other Assets

The components of other assets are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Computer software, net of accumulated amortization	$1,815	$2,523
Mirror 401(k) plan assets (Notes 11 and 21)	214	1,673
Non-current portion of notes receivable from unaffiliated franchisees	643	1,525
Deferred financing costs, net of accumulated amortization	7,827	1,146
Non-current portion of claims against insurance carriers related to self-insurance programs (Notes 1, 5, 9 and 11)	1,614	1,067
Insurance recovery receivable (Notes 11 and 12)	4,750	—
Deposits	1,355	776
Fair value of interest rate hedge	698	—
Other	401	518

	$19,317	$9,228

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Other Accrued Liabilities

The components of other accrued liabilities are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Accrued professional fees	$17,274	$9,790
Accrued liabilities of Glazed Investments (Note 18)	18,513	—
Current portion of self-insurance claims, principally worker’s compensation (Notes 1, 5, 8 and 11)	6,070	7,161
Accrued vacation pay	4,015	4,505
Accrued taxes, other than income	3,911	4,084
Deferred gain on sale of investment in Krispy Kreme Australia Pty Limited (Note 18)	3,304	—
Accrued compensation	2,872	4,607
Accrued stock-based compensation	2,838	—
Accrued charitable contributions	1,757	1,872
Current portion of deferred franchise fee revenue	367	244
Current portion of lease termination costs (Notes 11 and 13)	282	921
Other	8,473	10,438

Total	$69,676	$43,622

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 — Long Term Debt and Lease Commitments

Long-term debt and capital lease obligations consist of the following:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Krispy Kreme Doughnut Corporation:
$225 million Secured Credit Facilities	$119,400	$—
$119.3 million revolving line of credit	—	59,000
$30.7 million term loan	—	28,600
Capital lease obligations	3,273	7,360

	122,673	94,960

Glazed Investments:
$12 million credit facility		7,003
Real estate and equipment loans	—	6,347
Capital lease obligations	—	1,370
Subordinated notes	—	136

	—	14,856

New England Dough:
$14.4 million term loans	—	13,487
$12 million revolving line of credit	—	1,606

	—	15,093

KremeKo:
Credit facility	—	11,581
Building and equipment loans	—	2,199
Capital lease obligations	—	358

	—	14,138

	122,673	139,047
Less: current maturities	(4,432)	(48,097)

	$118,241	$90,950

Long-term debt and capital lease obligations mature as follows:

Fiscal Year	(In thousands)

2007	$4,432
2008	1,241
2009	1,200
2010	1,200
2011	114,600

$122,673

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Secured Credit Facilities

On April 1, 2005, the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). KKDC is the borrower under each of the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under the $150 million 2003 Credit Facility described below and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.

During the first quarter of fiscal 2006, the Company wrote off approximately $840,000 of unamortized financing costs associated with the 2003 Credit Facility and approximately $640,000 related to the termination of an interest rate hedge related to such financing. Such charges are included in interest expense in the accompanying consolidated statement of operations.

Both the First Lien Revolver and the Second Lien Revolver contain provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit reduces the amount available for cash borrowings under the related revolver. On the closing date, the Company obtained approximately $9.2 million of letters of credit (the “Backstop LCs”) under the Second Lien Revolver, which were issued to secure the Company’s reimbursement obligations relating to letters of credit issued under the 2003 Credit Facility, and a new letter of credit of $6.0 million to secure obligations to one of the Company’s banks. The letters of credit issued under the 2003 Credit Facility (the majority of which secured the Company’s obligations under self-insured worker’s compensation insurance policies) subsequently were replaced with new letters of credit issued under the Second Lien Revolver, and corresponding amounts of the Backstop LCs were terminated.

The description of the Secured Credit Facilities contained herein reflects post-closing amendments, the most recent of which was effective October 30, 2006.

Interest on borrowings under the First Lien Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate- based loans is 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a 0.25% fronting fee. There also is a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.

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

As required by the Secured Credit Facilities, the Company has entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminates the Company’s

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative has been accounted for as a cash flow hedge from its inception in fiscal 2006. At January 29, 2006, the fair value carrying amount of the derivative was reflected as an asset in the consolidated balance sheet in the amount of $698,000, and accumulated other comprehensive income includes a gain of $149,000 (net of tax), related to this derivative.

Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. The operation of this restriction, and the restrictive financial covenants described below, may limit the amount the Company may borrow under the First Lien Revolver to less than $75 million. As defined in the agreement, “Consolidated EBITDA,” a non-GAAP measure, means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations described in the Note 12 (including, but not limited to, the purported securities class action litigation, the shareholder derivative actions and the purported ERISA class action litigation) the costs and expenses paid to KZC and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of Equity Method Franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the Consolidated Franchisees.

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

The Term Loan is payable in equal quarterly installments of $300,000 and a final installment equal to the remaining principal balance on April 1, 2010.

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

The Company may permanently reduce the commitments under both the First Lien Revolver and the Second Lien Revolver. The Company must pay a fee of 1% of the amount of any such reduction of the commitments under the First Lien Revolver which occurs before August 1, 2006. The Company may not reduce the commitments under the Second Lien Revolver until August 1, 2006. The Company must pay a fee of 3% of the amount of any such reduction which occurs on or before August 1, 2007; such fee declines to 2% on August 2, 2007, to 1% on August 2, 2008 and to zero on August 2, 2009. The Company has not reduced the commitments under either the First Lien Revolver or the Second Lien Revolver. The Company may prepay the Term Loan on or after August 1, 2006; prepayment fees equal to the commitment termination fees for the Second Lien Revolver apply to any such Term Loan prepayments.

The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

upon EBITDA and net interest expense for the most recent four fiscal quarters. As of January 29, 2006, these tests were set at 4.5 to 1.0, in the case of the maximum leverage ratio, and 2.5 to 1.0, in the case of the minimum interest coverage ratio. As of January 29, 2006, the Company’s leverage ratio was approximately 3.9 to 1.0 and the Company’s interest coverage ratio was approximately 3.9 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

As of January 29, 2006, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $29 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.

2003 Credit Facility

In October 2003, the Company entered into a $150,000,000 unsecured bank credit facility (the “2003 Credit Facility”) to refinance certain existing debt and increase borrowing availability for general corporate purposes. The 2003 Credit Facility consisted of a $119,338,000 revolving credit facility (the “Bank Revolver”) and a $30,662,000 term loan (the “Bank Term Loan”). Borrowings under the Bank Revolver were used to repay indebtedness incurred in fiscal 2004 in connection with certain business combinations and to make loans to two Consolidated Franchisees to enable them to repay certain bank debt. Borrowings under the Bank Term Loan were used to refinance a $33 million term loan entered into to fund the initial purchase and the completion of the Company’s mix and distribution facility in Effingham, Illinois.

Interest accrued on amounts outstanding under the 2003 Credit Facility at either the Base Rate, as defined, or LIBOR, in each case plus a Margin. As part of an interest rate hedging strategy, the Company at all times elected LIBOR-based interest on the Bank Term Loan until January 2005; as a result of a default by the Company under the 2003 Credit Facility, LIBOR-based interest became unavailable in January 2005 and interest was based upon the Base Rate until the 2003 Credit Facility was retired in April 2005. The Margin ranged from zero to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for LIBOR borrowings, based upon the Company’s performance under certain financial covenants contained in the 2003 Credit Facility. The interest rate applicable at February 1, 2004 and January 30, 2005 was 2.57% and 6.0%, respectively, on the Bank Revolver, and 2.38% and 6.0%, respectively, on the Bank Term Loan. In addition, fees on the unused portion of the Revolver ranged from 0.20% to 0.375%, based upon the Company’s performance under certain financial covenants contained in the 2003 Credit Facility.

On April 1, 2005, the Company paid all amounts outstanding under the 2003 Credit Facility using proceeds of the Secured Credit Facilities described above, and the 2003 Credit Facility was terminated.

In May 2002, the Company entered into an interest rate swap agreement with a bank to convert variable rate payments due under the Bank Term Loan (and the predecessor $33 million term loan) to fixed amounts,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

thereby hedging against the impact of interest rate changes on future interest expense. Under the terms of the swap, the Company made payments to the bank on the notional balance of the swap (which equaled the balance of the term loans) at 5.09% and received payments at LIBOR. The Company accounted for the interest rate swap as a cash flow hedge through December 2004, and marked the swap to market at each balance sheet date with a corresponding entry to other comprehensive income or loss; there was no hedge ineffectiveness which was required to be reflected in earnings. Due to the Company’s failure to comply with a condition of the 2003 Credit Facility, in January 2005 the Company was no longer able to elect LIBOR-based interest payments on the Bank Term Loan; as a consequence, the interest rate swap could no longer be shown to be effective in hedging interest rate risk, and hedge accounting for the swap was discontinued. Subsequent changes in the fair value of the swap were reflected in earnings until the swap was terminated in April 2005 upon the retirement of the related Bank Term Loan; at that time, the remaining loss accumulated in other comprehensive income was charged to earnings.

At January 30, 2005, the fair value carrying amount of the swap was reflected as a liability in the consolidated balance sheet in the amount of $883,000, and accumulated other comprehensive loss includes a loss of $594,000 (net of tax), related to the swap.

Simultaneously with closing the Secured Credit Facilities described above, the Company terminated the swap contract. The cost of terminating the swap contract and the unamortized financing costs relating to the 2003 Credit Facility totaling approximately $1,480,000 was charged to earnings in the quarter ended May 1, 2005.

Consolidated Franchisees

Each of Glazed Investments, New England Dough and KremeKo had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and contained various financial and other covenants. At January 29, 2006, Glazed Investments was in violation of one or more covenants under its credit facilities, and accordingly all borrowings outstanding under those facilities were classified as current liabilities and are included with Glazed Investments’ other current liabilities under the caption “Other accrued liabilities” in the accompanying consolidated balance sheet (Note 9). At January 30, 2005, each of Glazed Investments, New England Dough and KremeKo were in violation of one or more covenants contained in the credit facilities, and accordingly all borrowings outstanding under these facilities were classified as current liabilities at that date.

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

On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee.

Each of the foregoing transactions is more fully described in Note 18.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Lease Obligations

The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 29, 2006 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)

2007	$12,428	$3,445
2008	11,531	41
2009	10,508	—
2010	10,305	—
2011	10,474	—
Thereafter	176,691	—

	$231,937	3,486

Less: portion representing interest and executory costs		(213)

		$3,273

Rent expense, net of rental income, totaled $23.5 million in fiscal 2006, $24.2 million in fiscal 2005 and $17.0 million in fiscal 2004.

Cash Payments of Interest

Interest paid totaled $13.4 million in fiscal 2006, $7.3 million in fiscal 2005 and $4.6 million in fiscal 2004.

Note 11 — Other Long-Term Obligations

The components of other long-term obligations are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Non-current portion of self-insurance claims, principally worker’s compensation (Notes 1, 5, 8 and 9)	$8,872	$5,899
Deferred rent expense	6,505	8,845
Accrued litigation settlement (Notes 8 and 12)	4,750	—
Non-current portion of lease termination costs (Notes 9 and 13)	1,699	1,360
Non-current portion of deferred franchise fee revenue	1,113	1,359
Mirror 401(k) plan liability (Notes 8 and 21)	214	1,673
Other	6,023	7,311

	$29,176	$26,447

Note 12 — Commitments and Contingencies

Except as disclosed below, the Company is currently not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or results of operations.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Litigation Settled or Pending Settlement

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its current and former officers in the United States District Court for the Middle District of North Carolina. Plaintiff alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. Plaintiff sought damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. On November 8, 2004, all of these cases were consolidated into one action. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005. The Company filed a motion to dismiss the second amended complaint on October 14, 2005 that is currently pending.

Three shareholder derivative actions have been filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.

The defendants in one or more of these actions include all current and certain former directors of the Company (other than members of the Special Committee and Messrs. Brewster and Schindler), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions allege that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

In orders dated November 5, 2004, November 24, 2004, April 4, 2005 and June 1, 2005, the court stayed the Wright action pending completion of the investigation of the Special Committee.

On June 3, 2005, the plaintiffs in the Wright, Blackwell and Andrews actions filed a motion to consolidate the three actions and to name lead plaintiffs in the consolidated action. On June 27, 2005, Trudy Nomm, who, like the plaintiffs in the Wright, Blackwell and Andrews actions, identified herself as a Krispy Kreme shareholder, filed a motion to intervene in these derivative actions and to be named lead plaintiff. On July 12, 2005, the court consolidated the Wright, Blackwell and Andrews shareholder derivative actions under the heading Wright v. Krispy Kreme Doughnuts, Inc., et al. and ordered the plaintiffs to file a consolidated complaint on or before the later of 45 days after the plaintiffs receive the report of the Special Committee or 30 days after the court appoints lead counsel. A consolidated complaint has not yet been filed.

On August 10, 2005, the Company announced that the Special Committee had completed its investigation. The Special Committee concluded that it was in the best interest of the Company to reject the demands by shareholders that the Company commence litigation against the current and former directors and officers of the Company named in the derivative actions and to seek dismissal of the shareholder litigation against the outside directors, the sellers of certain franchises and current and former officers, except for Messrs. Livengood, Tate and Casstevens, as to whom the Special Committee concluded that it would not seek dismissal of the shareholder derivative litigation.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On October 21, 2005, the court granted Ms. Nomm’s motion to intervene. On October 28, 2005, the court appointed the plaintiffs in the Wright action, Judy Woodall and William Douglas Wright, as co-lead plaintiffs in the consolidated action.

On October 31, 2006, the Company and the Special Committee entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action, on the terms described below.

With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the current market price of the Company’s common stock). Claims against all defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. The settlement is subject to preliminary and final approval of the court.

With respect to the derivative litigation, the Stipulation provides for the settlement and dismissal with prejudice of claims against all defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him and counsel for the derivative plaintiffs are deferring their application for fees until conclusion of the derivative actions against Mr. Livengood. All other claims against defendants named in the derivative actions will be dismissed with prejudice without paying any consideration, consistent with the findings and conclusions of the Special Committee in its report of August 2005.

The Company estimates that, based on the current market price of its common stock, it will issue approximately 1,875,000 shares of its common stock and warrants to purchase approximately 4,400,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be equal to 125% of the average of the closing prices of the Company’s common stock for the 10-day period surrounding the filing of this Annual Report on Form 10-K.

The Company has recorded a non-cash charge to earnings in fiscal 2006 of $35,833,000, representing the estimated fair value of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned on the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ERISA Class Action.  On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement would include a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4,750,000. The Company and the individual defendants deny any and all wrongdoing and would pay no money in the settlement. Several contingent events must be satisfied before the settlement becomes final, including final approval by the United States District Court where the matter is pending. It is anticipated that if the United States District Court gives final approval to the proposed settlement, this matter will be resolved finally by the end of calendar 2007. Other long-term obligations in the accompanying consolidated balance sheet as of January 29, 2006 includes an accrual equal to the $4.75 million proposed settlement amount, and a related receivable from the insurer of an equal amount is included in other assets at that date.

Franchisee Litigation

Lone Star.  On May 19, 2005, KKDC was sued by one of our area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before- delivery terms, and referred the matter to the American Arbitration Association for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, the Company reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment and a de-identification of all former Krispy Kreme locations.

Sweet Traditions.  On July 19, 2005, KKDC was sued by one of our area developers, Sweet Traditions, LLC, and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, the case was removed to the United States District Court for the Southern District of Illinois. On July 27, 2005, the District Court entered an order denying Plaintiffs’ Motion for Preliminary Injunction on the basis that their claims had no reasonable likelihood of success on the merits. A settlement was reached between the parties and on August 25,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2006 a joint stipulation for dismissal of the litigation with prejudice was filed with the court. The court dismissed the case on August 28, 2006.

Great Circle.  On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which sought unspecified damages and injunctive relief, purported to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arose out of and related to Great Circle’s franchise relationship with the Company. On July 28, 2006, KKDI and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC, a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase. Such repurchase right terminates under certain conditions, but in no event later than May 29, 2007. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation.

In addition, on or about April 14, 2006, Great Circle initiated an arbitration before the American Arbitration Association (“AAA”) against KKDI, KKDC and various other respondents, seeking in excess of $20 million in alleged damages, contract rescission, indemnification, injunctive and declaratory relief, and other relief. The claims asserted in the arbitration demand arise out of and relate to Great Circle’s franchise relationship with the Company and largely mirror the claims asserted by Messrs. Reinis and Glickman in the litigation described above. On June 7, 2006, Krispy Kreme and certain co-defendants filed their response to the demand. Also on that date, Krispy Kreme filed a counterclaim/cross-claim against Great Circle and Messrs. Reinis and Glickman, asserting thirteen causes of action relating to breaches of Great Circle’s development agreement and franchise agreements with Krispy Kreme. A settlement agreement was reached between the parties and on August 31, 2006 the parties jointly requested that the AAA dismiss the arbitration with prejudice.

KremeKo.  On January 11, 2006, KKDI, KKDC, two of their former officers and PricewaterhouseCoopers LLP were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former developer and franchisee for Central and Eastern Canada, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. In June 2006, the parties entered into a settlement agreement which settled all claims in this matter. The settlement amounts involved were not material.

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

The Company has made provision in its consolidated financial statements related to the resolution of the foregoing matters as described above.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pending Litigation and Investigations

The Company is subject to other litigation and investigations, the outcome of which cannot presently be determined. The Company cannot predict the likelihood of an unfavorable outcome with respect to these other matters, or the amount or range of potential loss with respect to, or the amount that might be paid in connection with any settlement of, any of these other matters, and, accordingly, no provision for loss with respect to any of the following matters has been reflected in the consolidated financial statements.

SEC Investigation

On October 7, 2004, the staff of the SEC advised the Company that it had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.

United States Attorney Investigation

On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised the Company that it would seek to conduct interviews of certain current and former officers and employees of the Company. The Company is cooperating with the investigation.

Department of Labor Review.  On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of ERISA have occurred. The DOL investigation is ongoing and the DOL has not yet indicated whether it believes any violations of ERISA have occurred. The Company is cooperating with the DOL.

State Franchise/FTC Inquiry

On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of the Company’s financial statements and requested that the Company provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. Earlier in 2005, the Company had chosen not to renew its disclosure document in the Registration States because the Company realized that its financial statements would need to be restated and because the Company had stopped selling domestic franchises. The Company is fully cooperating with the inquiry and has delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. The Company has not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.

State Court Books and Records Action.  On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene and to serve as lead plaintiff in the federal court actions described above. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company also is engaged in various legal proceedings incidental to its normal business activities. The Company maintains customary insurance policies against claims and suits which arise in the course of its business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Contingencies and Commitments

The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liability related to these guarantees was approximately $22,095,000 at January 29, 2006, exclusive of guarantees related to Glazed Investments, a Consolidated Franchisee. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at January 29, 2006, approximately $21,754,000 relates to Equity Method Franchisees, as summarized in Note 18. The percentage guaranteed generally approximates the Company’s ownership percentage in the franchisee. The guarantees expire between fiscal 2007 and fiscal 2023. The remaining guarantees of $341,000 relate to franchisees in which the Company has no ownership interest and expire between fiscal 2007 and fiscal 2009. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the respective agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.

The Company is subject to indemnification obligations to its directors and officers as described in Note 2.

Commercial banks had issued letters of credit on behalf of the Company totaling $22.4 million at January 29, 2006, principally representing letters of credit issued to secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar, shortening and coffee beans are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from three months’ to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 29, 2006, the Company had approximately $15 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations.

In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts and options on such contracts as of January 29, 2006 was an asset of approximately $274,000.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Impairment charges:
Impairment of goodwill	$3,511	$131,609	$—
Impairment of long-lived assets	49,663	25,953	—
Impairment of reacquired franchise rights	560	600	—
Other	—	825	—

Total impairment charges	53,734	158,987	—

Lease termination costs:
Provision for termination costs	2,860	3,134	—
Less — reversal of previously recorded deferred rent expense	(1,532)	(274)	—

Net provision	1,328	2,860	—

	$55,062	$161,847	$—

The goodwill impairment charges were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflect reductions in the Company’s forecasted sales and earnings in the reporting units comprising the Company Stores segment. The impairment charges for reacquired franchise rights resulted from decisions to close stores to which the reacquired franchise rights relate.

Impairment charges associated with long-lived assets consist principally of charges to reduce the carrying value of leasehold improvements related to closed stores to reflect that the leasehold improvements are abandoned when the leased properties revert to the lessor, and charges to reduce the carrying value of equipment related to closed stores to its estimated fair value, if any. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. Impairment charges in fiscal 2006 also include approximately $6.1 million recorded in the fourth quarter arising from the decision to sell the operations of Glazed Investments, as more fully described in Note 18.

Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The transactions reflected in the accrual for lease termination costs are as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$2,281	$—	$—

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	2,682	3,323	—
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	77	(237)	—
Accretion of discount	101	48	—

Total provision	2,860	3,134	—

Accrual related to KremeKo	(862)	—	—
Accrual related to Freedom Rings	(150)	—	—
Payments	(2,148)	(853)	—

Total reductions	(3,160)	(853)	—

Balance at end of year	$1,981	$2,281	$—

Accrued lease termination costs are included in the consolidated balance sheet as follows:
Other accrued liabilities	$282	$921	$—
Other long-term obligations	1,699	1,360	—

	$1,981	$2,281	$—

Note 14 — Other Income and Expense

The components of other income and expense, net are as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Gain (loss) on disposals of property and equipment	$1,807	$(4,535)	$(939)
Foreign currency gains (losses)	(314)	170	267
Gain on sale of stores to franchisee (Note 19)	—	—	2,725
Impairment charge related to investment in Equity Method Franchisee (Note 19)	—	(1,545)	—
Adjustment to carrying value of written option (Note 18)	—	(400)	—

	$1,493	$(6,310)	$2,053

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15 — Income Taxes

The components of the provision for income taxes (benefit) are as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Current	$1,112	$1,764	$35,947
Deferred	(1,888)	10,117	(3,491)

	$(776)	$11,881	$32,456

The provision for income taxes (benefit) is included in the consolidated statement of operations as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Continuing operations	$(776)	$9,674	$33,146
Discontinued operations	—	2,207	(690)

	$(776)	$11,881	$32,456

The components of income (loss) before income taxes are as follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Income (loss) from continuing operations:
Domestic	$(130,411)	$(131,061)	$87,107
Foreign	(6,125)	(16,319)	(4,116)

	$(136,536)	(147,380)	82,991
Loss from discontinued operations (all domestic)	—	(37,847)	(1,972)

Total income (loss) before income taxes	$(136,536)	$(185,227)	$81,019

A reconciliation of a tax provision on income (loss) computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Income taxes at statutory federal rate	$(47,788)	$(64,829)	$28,357
State income taxes	(3,988)	(5,811)	2,613
Foreign losses with no tax benefit	291	5,712	1,441
Impairment of intangible assets	—	12,396	—
Valuation allowance provided on deferred income tax assets	50,284	65,160	—
Other	425	(747)	45

	$(776)	$11,881	$32,456

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income tax payments, net of refunds, were $690,000 in fiscal 2006. In fiscal 2005 and 2004, the Company received income tax refunds, net of payments, of $7,500,000 and $2,763,000, respectively. The income tax payments in fiscal 2004 were lower than the current income tax provision due to the income tax benefit of stock option exercises of $42,806,000.

The components of deferred income taxes are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Net current assets	$848	$3,913
Net non-current assets (liabilities)	(848)	(3,913)

Net asset	$—	$—

The tax effects of temporary differences are as follows:

	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands)

Deferred income tax assets:
Insurance accruals	$4,942	$4,431
Deferred revenue	1,468	2,041
Charitable contributions carryforward	3,547	3,322
Other current assets	3,778	2,250
Goodwill and other intangible assets	45,383	45,639
Allowance for doubtful accounts	6,642	4,495
Accrued litigation settlement	14,154	—
Other current liabilities	8,152	6,699
Other non-current liabilities	4,231	4,853
Federal tax credit carryforwards	1,922	1,330
Federal net operating loss carryforwards	16,518	12,999
Other	7,545	7,626

Gross deferred income tax assets	118,282	95,685
Valuation allowance on deferred income tax assets	(116,030)	(72,428)

Deferred income tax assets, net of valuation allowance	2,252	23,257

Deferred income tax liabilities:
Property and equipment	(1,010)	(21,117)
Other	(1,242)	(2,140)

Gross deferred income tax liabilities	(2,252)	(23,257)

Net deferred income tax asset	$—	$—

At January 29, 2006 and January 30, 2005, the Company has recorded a valuation allowance against deferred income tax assets of $116,030,000 and $72,428,000, respectively, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 29, 2006, that realization of the net deferred income tax asset was more likely than not. Of the aggregate valuation allowance at January 29, 2006,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$9,367,000 represents the tax benefits of federal and state net operating loss carryforwards arising from tax deductions relating to the exercise of stock options by employees and which, if subsequently recognized, would be recorded as an addition to common stock.

The Company currently is subject to examinations of its fiscal 2002 through 2004 income tax returns by the Internal Revenue Service (“IRS”), and other tax examinations by other tax authorities in various jurisdictions. In October 2006, the IRS informed the Company that the IRS would seek to disallow permanently approximately $5.7 million of deductions claimed in the income tax returns currently under examination. The Company currently expects to agree with approximately $4.3 million of the adjustment proposed by the IRS, but intends to contest the balance of the proposed adjustment. Because the Company has net operating loss carryovers for federal income tax purposes, the proposed adjustment will not result in payment of additional taxes with respect to the tax years under audit, but will result in an increase in taxes payable by the Company at such time, if any, as those net operating loss carryovers are exhausted. The Company’s federal income tax loss carryforwards expire in fiscal 2024 through 2026. The Company’s state income tax loss carryforwards expire in fiscal 2010 through 2026. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes.

Note 16 — Shareholders’ Equity

Stock Option Plans, Restricted Stock Awards and Warrants

The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and commons shares may be awarded. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000, of which 6,062,600 remain available for grant after fiscal 2006. The 2000 Plan limits awards to 3,000,000 shares for incentive stock options and 1,200,000 shares, in the aggregate, for stock appreciation rights, performance units, restricted stock and stock awards. Stock options were granted at prices equal to the fair market value of the Company’s common stock on the date of grant.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option transactions for fiscal 2006, 2005 and 2004:

				Shares
	Shares	Range	Weighted	Subject	Weighted
	Subject	of	Average	to	Average
	to	Exercise	Exercise	Exercisable	Exercise
	Option	Prices	Price	Options	Price

Outstanding at February 2, 2003	9,440,800		$11.60	4,567,800	$5.68
Granted	1,829,200	$28.11 - 44.22	37.65
Assumed through acquisition	45,100		32.83
Exercised	(3,300,000)		5.91
Canceled	(539,700)		29.63

Outstanding at February 1, 2004	7,475,400		$19.31	4,281,500	$8.56
Granted	1,113,500	$14.04 - $38.71	15.00
Exercised	(471,000)		2.48
Canceled	(669,400)		28.63

Outstanding at January 30, 2005	7,448,500		$18.89	4,918,700	$14.39
Granted	—		—
Exercised	(85,700)		1.79
Canceled	(1,284,400)		30.97

Outstanding at January 29, 2006	6,078,400		$16.58	5,299,300	$15.15

At January 29, 2006, there were approximately 12,141,000 shares of common stock available for issuance pursuant to existing and awards under the 2000 Plan and earlier plans.

Additional information regarding stock options outstanding as of January 29, 2006, is as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of		Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 1.30 - $ 6.66	2,562,000	2.5	$1.46	2,562,000	$1.46
$13.33 - $19.99	1,216,800	6.3	$14.60	826,400	$14.80
$20.00 - $26.65	35,000	5.3	$22.06	35,000	$22.06
$26.66 - $33.32	1,039,300	5.1	$29.35	995,700	$29.40
$33.33 - $39.98	721,200	6.5	$35.63	537,400	$35.56
$39.99 - $46.64	504,100	7.1	$44.22	342,800	$44.22

WARRANTS.  In connection with the Company’s acquisition of Montana Mills in fiscal 2004, the Company assumed warrants previously issued by Montana Mills as described in Note 19. As of January 29, 2006, these warrants are exercisable for 422,900 shares of the Company’s common stock at exercise prices ranging from $49.97 to $99.94 per share and generally expire in fiscal 2008.

In connection with the services agreement dated as of January 18, 2005, between the Company and KZC, the Company issued to KZC a warrant to acquire 1.2 million shares of the Company’s common stock at a price of $7.75 per share. Pursuant to its terms, the warrant became exercisable on April 6, 2006, and expires on January 31, 2013. During fiscal 2006, the Company charged $2,838,000 to general and administrative expenses related to the warrant, representing a portion of the estimated fair value of the warrant as of

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

January 29, 2006. Such provision is included in accrued liabilities in the accompanying consolidated balance sheet at that date. In the first quarter of fiscal 2007, the accrual was adjusted to $6.7 million, representing the estimated fair value of the warrant on April 6, 2006, the date on which it became exercisable and non-forfeitable, and the accrual was reclassified to common stock on such date.

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

Series A preferred shares purchasable upon exercise of the share purchase rights will not be redeemable. Each Series A preferred share will be entitled to a minimum preferential dividend payment of $1 per share and will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event the Company liquidates, the holders of the Series A preferred shares will be entitled to a minimum preferential liquidation payment of $1 per share but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each Series A preferred share will have 100 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Series A preferred share will be entitled to receive 100 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

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

Note 17 — Segment Information

The Company’s reportable segments are Company Stores, Franchise and KKM&D. The Company Stores segment is comprised of the operating activities of the stores owned by the Company and by Consolidated

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Franchisees. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores is purchased from the KKM&D segment. The Franchise segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and certain general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.

All intercompany transactions between the KKM&D segment and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating earnings for the Company Stores segment does not include any profit earned by the KKM&D segment on sales of doughnut mix, ingredients and supplies to the Company Stores segment; such profit is included in KKM&D operating income. Royalties charged by the Company to Consolidated Franchisees and eliminated in consolidation are not included in Franchise segment revenues or operating income, and have not been charged to Company Stores operating income, in the table set forth below. The gross profit earned by the KKM&D segment on sales of equipment to the Company Stores segment and eliminated in consolidation similarly is not included in the KKM&D segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of that intercompany profit.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the results of operations of the Company’s operating segments for fiscal 2006, 2005 and 2004. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment and store closing costs and settlements of litigation.

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Revenues:
Company Stores	$398,450	$508,100	$441,707
Franchise	18,394	24,720	23,506
KKM&D	253,367	351,530	350,998
Intersegment sales eliminations	(126,850)	(176,584)	(166,866)

Total revenues	$543,361	$707,766	$649,345

Operating income (loss):
Company Stores	$(3,681)	$10,489	$42,675
Franchise	13,232	16,542	18,702
KKM&D	32,154	52,558	73,662
Unallocated general and administrative expenses	(69,582)	(57,339)	(46,883)
Impairment charges and lease termination costs	(55,062)	(161,847)	—
Settlement of litigation	(35,833)	—	525

Total operating income (loss)	$(118,772)	$(139,597)	$88,681

Depreciation and amortization expense(1):
Company Stores	$23,416	$26,405	$17,390
Franchise	145	172	173
KKM&D	3,504	3,319	3,093
Corporate administration	1,855	2,038	1,653

Total depreciation and amortization expense	$28,920	$31,934	$22,309

(1)	Depreciation and amortization expense for the Company Stores, KKM&D and corporate administration operations reported for fiscal 2005 differs from the amounts previously reported on the Company’s fiscal 2005 Annual Report on Form 10-K, although the aggregate amount for all three operations is unchanged. The change reflects correction of a classification error made in fiscal 2005. The Company concluded this error was not material to the fiscal 2005 consolidated financial statements and accordingly has not amended the 2005 Form 10-K to correct this error.

Revenues for fiscal 2006, 2005 and 2004 include approximately $24 million, $40 million and $16 million, respectively, from customers outside the United States. Approximately $6 million and $15 million of the carrying value of property and equipment at January 29, 2006 and January 30, 2005, respectively, relates the Company’s operations in Canada.

Note 18 — Investments in Franchisees

The Company has entered into agreements with investors to develop and operate Krispy Kreme stores. The Company consolidated the financial statements of Glazed Investments, New England Dough, Freedom Rings (until October 2005) and KremeKo (until May 2005) (collectively, the “Consolidated Franchisees”) with

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the financial statements of the Company, and uses the equity method to account for its investments in the remaining franchisees in which it has an equity interest (the “Equity Method Franchisees”) and to account for its investment in KremeKo from May through December 2005 when KremeKo was in bankruptcy prior to the Company’s acquisition of KremeKo’s assets.

Consolidated Franchisees

Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice (the “Ontario Court”) entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company coincident with the CCAA action. An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. The Company has accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method. The Company’s equity in the results of operations of KremeKo during this period include KremeKo’s operating losses, reduced by gains on extinguishment of debt arising from the Company’s settlements with KremeKo’s lenders and the indebtedness of KremeKo extinguished in the CCAA process.

On October 15, 2005, the Company acquired the 30% interest in Freedom Rings owned by the minority investor in exchange for nominal consideration. On October 16, 2005, Freedom Rings filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Freedom Rings’ financial statements. All of Freedom Rings’ stores have been closed and its affairs have been substantially wound up.

In December 2005, the Company and the minority investors in New England Dough reached an agreement to reorganize the operations of the business. In connection with that agreement, the Company acquired three New England Dough stores, a fourth store was acquired by the minority investors, and the remaining New England Dough stores were closed. The Company and the minority owners of New England Dough retired its outstanding debt, which was subject to guarantees of the owners in proportion to their ownership interests (approximately 60% of New England Dough is owned by the Company and approximately 40% by a minority investor). New England Dough’s affairs have been substantially wound up.

In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company issued two options to the minority owners of Glazed Investments, each of which required the Company to purchase, subject to certain conditions, an approximate 11% interest in Glazed Investments at the option of the minority owners. The Company recorded the option liabilities at their estimated aggregate fair value of $1.3 million as of their issuance. The first of the options became exercisable in April 2004 and was exercised in October 2004. The Company recorded a charge to earnings of approximately $400,000 to increase the option liabilities to their estimated fair value as of the exercise date; such charge is included in “Other income and (expense), net” in the accompanying consolidated statement of operations for fiscal 2005. The closing of the option exercise took place in October 2004, when the Company paid approximately $3,618,000 cash to acquire the additional 11% interest in Glazed Investments. In July 2006, the Company

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

acquired a further 11% interest in Glazed Investments (bringing the Company’s total interest to 97%) in exchange for nominal consideration, and the remaining option was cancelled.

On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness. Such payment was considered in determining the amount of necessary impairment charges related to Glazed Investments’ assets recorded in the fourth quarter of fiscal 2006.

Equity Method Franchisees

As of January 29, 2006, the Company has invested in 12 Equity Method Franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. Notes receivable bear interest, payable semi-annually, at rates ranging from 3.5% to 9.0% per annum, and have maturity dates ranging from September 2007 to the dissolution of the franchisee. These investments and notes receivable are included in “Investments in Equity Method Franchisees” in the consolidated balance sheet.

Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as
		of Jan.	Ownership%
	Geographic Market	29, 2006(1)	KKD	Third Parties

A-OK, LLC	Arkansas, Oklahoma	6	30.3%	69.7%
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	2	33.3%	66.7%
Caribbean Glaze Corporation	Puerto Rico	—	30.0%	70.0%
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	1	33.3%	66.7%
KK Wyotana, LLC	Wyoming, Montana	1	33.3%	66.7%
KKNY, LLC	New York City,	6	30.3%	69.7%
	Northern New Jersey
KremeWorks, LLC	Alaska, Hawaii, Oregon,	12	25.0%	75.0%
	Washington, Western Canada
Krispy Kreme Australia Pty Limited	Australia/New Zealand	15	(2)	(2)
Krispy Kreme of South Florida, LLC	Southern Florida	8	35.3%	64.7%
Krispy Kreme U.K. Limited	United Kingdom,	18	35.1%	64.9%
	Republic of Ireland
Krispy Kreme Mexico, S. de R.L. de C.V	Mexico	20	30.0%	70.0%
Priz Doughnuts, LP	Texas (El Paso),	2	33.3%	66.7%
	Mexico (Ciudad Juarez)

(1)	Includes satellite stores.

(2)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Information about the Company’s investments in and advances to franchisees accounted for using the equity method and about these franchisees’ financial position and results of operations is set forth below:

	Summary Financial Information(1)
					Total
	Net	Net	Total	Total	Equity
	Sales	Income/(Loss)	Assets	Liabilities	(Deficit)
	(In thousands)

A-OK, LLC	$16,369	$(75)	$8,099	$8,933	$(834)
Amazing Hot Glazers, LLC	5,335	(36)	3,962	3,478	484
Caribbean Glaze Corporation	—	(489)	123	414	(291)
KK-TX I, L.P.	3,359	(326)	2,534	2,991	(457)
KK Wyotana, LLC	2,152	(148)	3,100	3,622	(522)
KKNY, LLC	3,828	(2,866)	18	10	8
KremeWorks, LLC	25,389	(1,705)	32,808	25,588	7,220
Krispy Kreme Australia Pty Limited	23,290	(2,770)	20,838	22,327	(1,489)
Krispy Kreme of South Florida, LLC	19,529	(90)	21,147	22,927	(1,780)
Krispy Kreme U.K. Limited	23,219	(1,167)	19,075	17,359	1,716
Krispy Kreme Mexico, S. de R.L. de C.V.	15,635	292	11,282	3,905	7,377
Priz Doughnuts, LP(2)	4,358	NA	NA	NA	NA

(1)	The net sales and net income (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2005, and the amounts shown as total assets and total liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2005.

(2)	Information other than net sales was not available for Priz Doughnuts, LP.

The Company’s financial exposures related to Equity Method Franchisees are summarized in the tables below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	January 29, 2006
					Loan
	Investment				and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)

A-OK, LLC	$(96)	$1,600	$55	$—	$2,787
Amazing Hot Glazers, LLC	163	164	22	—	874
Caribbean Glaze Corporation	90	—	—	—	—
Freedom Rings (accounted for using the cost method)	2,000	27	500	—	—
KK-TX I, L.P.	(152)	135	—	—	1,474
KK Wyotana, LLC	—	33	—	—	—
KKNY, LLC	(7)	412	—	—	—
Kremeworks, LLC	2,213	463	—	—	2,667
Krispy Kreme Australia Pty Limited	—	592	4,050	42	4,714
Krispy Kreme of South Florida, LLC	—	1,417	—	—	7,760
Krispy Kreme U.K. Limited	2,780	3,285	—	—	1,054
Krispy Kreme Mexico, S. de R.L. de C.V.	1,610	1,548	—	—	—
Priz Doughnuts, LP	—	988	20	—	424

	$8,601	$10,664	$4,647	$42	$21,754

Subsequent to January 29, 2006, the Company realized its remaining investment in Freedom Rings.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	January 30, 2005
					Loan
	Investment				and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)

A-OK, LLC	$(33)	$1,222	$58	$55	$3,001
Amazing Glazed, LLC	22	443	73	76	2,590
Amazing Hot Glazers, LLC	175	122	23	22	951
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(44)	110	—	—	1,578
KK Wyotana, LLC	—	51	—	—	—
KKNY, LLC	(7)	1,199	—	—	—
Kremeworks, LLC	638	3,072	900	—	2,667
Krispy Kreme Australia Pty Limited	385	1,551	922	1,767	4,419
Krispy Kreme of South Florida, LLC	413	1,310	—	20	8,068
Krispy Kreme U.K. Limited	3,327	1,456	—	—	851
Krispy Kreme Mexico, S. de R.L. de C.V.	1,007	1,363	—	—	—
Priz Doughnuts, LP	—	905	24	18	468

	$5,973	$12,804	$2,000	$1,958	$24,593

The organizational documents governing Krispy Kreme of South Florida, LLC (“KKSF”), KK Wyotana, LLC and Priz Doughnuts, LP provide that the Company is entitled to receive, in lieu of any other distributions related to these entities’ operations, specified percentages of either all these entities’ sales or sales in excess of certain annual amounts. Amounts received by the Company pursuant to these provisions are included in the caption “Equity in losses of equity method franchisees” in the consolidated statement of operations. During fiscal 2006, the Company agreed to suspend its right to receive these amounts from the franchisees. The Company is entitled to receive a share of any proceeds from sales of assets by these entities, including the sale of the business itself, such share equal to the ownership percentage set forth in the table above.

The Company is a guarantor of debt and lease obligations for various Equity Method Franchisees, and has entered into equipment repurchase agreements with respect to two Equity Method Franchisees pursuant to which the Company may be required to repurchase equipment sold to the franchisees in the event the franchisee defaults under debt agreements entered into to finance such purchases (such guarantees and repurchase agreements, collectively, the “Guarantees”). The debt is collateralized by the assets of the franchisee. No liability for the Guarantees related to Equity Method Franchisees was recorded at the time they were issued because the Company believed the value of the Guarantees was immaterial. As of January 29, 2006 and January 30, 2005, the Company did not anticipate being required to make any payments pursuant to the Guarantees, and accordingly the consolidated balance sheet does not reflect any liabilities for any such payments at those dates.

The following table summarizes the Company’s obligations under the Guarantees as of January 29, 2006 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the Guarantees are based upon the scheduled maturity of the underlying guaranteed obligation. The percentages shown in the table for the portion of the obligations

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

guaranteed by the Company relate only to the loan and lease guarantees; the equipment repurchase obligations are solely those of the Company.

		Total
		Loan/
	Guarantee	Lease	Amounts Expiring in Fiscal Year Ending
	Percentages	Guarantees	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

A-OK, LLC	22.3%-33.3%	$2,787	$250	$262	$276	$229	$143	$1,627
Amazing Hot Glazers, LLC	33.3%	874	82	84	87	89	92	440
KK-TX I, L.P.	30.0%-33.3%	1,474	144	152	153	147	107	771
Kremeworks, LLC	20.0%	2,667	296	304	1,229	838	—	—
Krispy Kreme Australia Pty Limited	35.0%	4,714	4,714	—	—	—	—	—
Krispy Kreme of South Florida, LLC	35.0%-35.3%	7,760	939	652	587	628	686	4,268
Krispy Kreme U.K. Limited	—	1,054	145	157	168	180	193	211
Priz Doughnuts, LP	33.3%	424	42	45	48	51	54	184

Total		$21,754	$6,612	$1,656	$2,548	$2,162	$1,275	$7,501

On November 30, 2005, the Company sold its 35% equity investment in Krispy Kreme Australia Pty Limited (“KK Australia”) to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction), and on May 29, 2006, the majority investor purchased from the Company, for cash and at par, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately $3.7 million at the time of the transaction) and, in connection therewith, all of the Company’s guarantees of certain of KK Australia’s indebtedness were released. The Company realized a gain of approximately $3.3 million on the sales of these interests, which will be reflected in earnings in the second quarter of fiscal 2007.

In December 2005, the Company returned its interest in Amazing Glazed, LLC (“Amazing Glazed”) to the franchisee and was released from all its obligations under Guarantees related to the franchisee. In connection with these transactions, the Company loaned $300,000 to Amazing Glazed, which is evidenced by a promissory note bearing interest at 10%, with interest payable beginning in April 2007 and principal payable in full in December 2010.

In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, the Company assigned its membership interest in KK Wyotana, LLC (“KK Wyotana”) to the purchaser of Glazed Investments’ stores, which was also the majority owner of KK Wyotana.

In May 2006, the Company entered into an agreement to sell the Company’s 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. On October 20, 2006, the Company received $2.0 million from the purchasers, representing the purchase price of the notes. The Company expects to receive the $3.6 million balance of the sales price in November 2006. In connection with the sale, all of the Company’s obligations with respect to guarantees related to KK UK were terminated.

In May 2006, KKNY, LLC (“KKNY”) ceased operations. The Company acquired two of KKNY’s stores in exchange for $500,000 cash, and the balance of KKNY’s stores were closed.

In June 2006, the Company returned its interest in Amazing Hot Glazers, LLC to the franchisee and was released from all its obligations under guarantees related to the franchisee.

In September 2006, the Company sold its investment in Caribbean Glaze Corporation to its majority owner in exchange for $150,000 cash.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19 — Acquisitions

Effective February 3, 2003, the Company acquired the franchise rights and related assets for Broward County, Florida, for $1,532,000 cash. The Company simultaneously sold these rights and assets, as well as the assets associated with a Company store in Miami, to KKSF, a franchisee in which the Company has a 35.3% ownership interest (see Note 18) and which has the franchise rights for counties in Southern Florida contiguous to Broward County. In exchange for the franchise rights and assets sold, the Company received promissory notes totaling $3,551,000 and the right to receive a fixed annual cash distribution of approximately $1.0 million from KKSF. The Company recorded a gain on the sale of the store to the extent of the 66.7% equity interest in KKSF owned by other investors; such gain totaled approximately $2,725,000 and is included in “Other income and expense, net” in the consolidated statement of operations for fiscal 2004. The notes, together with another note payable to the Company evidencing advances made by the Company to KKSF to fund improvements to its stores, were paid in full in fiscal 2005 with the proceeds of a $4.4 million mortgage loan obtained by KKSF on two of its stores; such loan was guaranteed by the Company in proportion to its 35.3% ownership percentage in KKSF. The Company’s earnings pursuant to the fixed distribution right have been reflected in income as a component of “Equity in losses of equity method franchisees” in the consolidated statement of operations. In the third quarter of fiscal 2005, the Company recorded an impairment provision of $1,545,000 to reduce the carrying value of the investment in KKSF to its then estimated fair value; such provision is included in “Other income and expense, net” in the consolidated statement of operations for fiscal 2005.

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

Effective January 30, 2004, the Company acquired the 33% minority interest in Golden Gate, the franchisee for Northern California, in a transaction in which the sellers were paid $16,840,000 cash. Of this amount, $2,867,000 was accounted for as compensation of certain persons associated with the sellers, and $13,973,000 has been accounted for as consideration for the acquired business. The purchase price was allocated primarily to minority interest (eliminating the sellers’ interest in Golden Gate) and to reacquired franchise rights — $600,000 and goodwill — $9,478,000.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On April 7, 2003, the Company completed the acquisition of Montana Mills Bread Co., Inc. (“Montana Mills”), an owner and operator of upscale “village bread stores” in the Northeastern United States. Montana Mills’ stores produced and sold a variety of breads and baked goods prepared in an open-view format. In the first quarter of fiscal 2005, the Company decided to divest the Montana Mills operations as discussed in Note 22.

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

The following unaudited financial information presents the Company’s results of operations on a pro forma basis assuming these acquisitions (except for Montana Mills) had occurred as of the beginning of fiscal 2004. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been reported had the acquisitions been completed as of that date, and are not necessarily indicative of future results of operations.

Year Ended
Feb. 1,
2004
(Unaudited)
(In Thousands, Except Per
Share Amount)

Total revenues	$661,371
Net income	$51,368
Diluted earnings per share	$.82

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

Note 20 — Related Party Transactions

All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $47.6 million, $66.6 million and $79.6 million in fiscal 2006, 2005 and 2004, respectively, of sales to franchise stores owned, in whole or in part, by emeritus directors and franchisees in which the Company has an ownership interest (exclusive of Consolidated Franchisees for periods after the date on which the Company consolidated the financial statements of such franchisees (see Note 1)). In August 2005, the

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company eliminated the position of emeritus director. Revenues also include royalties from these stores of $8.6 million, $9.4 million and $7.9 million in fiscal 2006, 2005 and 2004, respectively. Trade receivables from these stores are included in receivables from related parties in Note 3.

In fiscal 2004, in connection with a program made available to all franchisees, the Company extended credit to certain franchisees, evidenced by promissory notes having initial terms of from two to three years, to provide financing for the purchase from the Company of certain supplemental equipment to be used in the franchise stores. Notes receivable from certain franchisees who are emeritus directors, as well as franchisees in which the Company has a minority interest, are included in receivables from related parties and non-current portion of notes receivable from related parties summarized in Note 3.

As discussed in Note 19, the Company received promissory notes totaling $3,551,000 from KKSF, a franchisee in which the Company has a 35.3% ownership interest, in exchange for the rights to certain franchise markets and the related assets. These promissory notes were paid in full during fiscal 2005.

Effective June 30, 2003, the Company acquired the rights to certain franchise markets in Dallas, Texas and Shreveport, Louisiana, and certain related assets from a franchisee owned, in part, by Joseph A. McAleer, a former officer and director of the Company, and Steven D. Smith, a former emeritus director, as more fully described in Note 19.

Note 21 — Employee Benefit Plans

The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute from 1% to 15% of their base compensation to the plan on a tax deferred basis, subject to statutory limitations.

The Company also has an unfunded Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable the Company’s executives to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary, subject to statutory limitations, into the 401(k) Mirror Plan, may direct the investment of the amounts they have deferred and are always 100% vested with respect to the deferred amounts. The investments, however, are not a separate fund of assets and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $214,000 and $1,673,000 at January 29, 2006 and January 30, 2005, respectively.

Effective August 1, 2004, the Company began matching employee contributions to the 401(k) Plan and the 401(k) Mirror Plan; the Company matches 50% of the first 6% of compensation contributed by each employee. Contributions expense for these plans totaled $851,000 in fiscal 2006 and $513,000 in fiscal 2005.

Effective February 1, 1999, KKDC established the Krispy Kreme Profit Sharing Stock Ownership Plan (“KSOP”). Under the terms of this qualified plan, the Company may contribute a discretionary percentage of each employee’s compensation, subject to Internal Revenue Service limits, to each eligible employee’s account under the plan. The Company made no contribution to this plan in fiscal 2006, 2005 or 2004. Under the terms of the KSOP, the contribution can be made in the form of cash or newly issued shares of common stock. Forfeitures of previously allocated shares may also be used to fund the contribution. If cash is contributed, the KSOP acquires Krispy Kreme stock on the open market. Employees become eligible for participation in the plan upon the completion of one year of service and vest ratably over five years.

KKDC established a nonqualified “mirror” plan, comparable to the KSOP, effective February 1, 1999. Contributions to this nonqualified plan will be made under the same terms and conditions as the KSOP, with respect to compensation earned by participants in excess of the maximum amount of compensation that may be taken into account under the qualified plan. No amounts were credited to employees under the nonqualified plan in fiscal 2006, 2005 or 2004.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Effective February 1, 2002, the Company established the Krispy Kreme Doughnuts, Inc. Employee Stock Purchase Plan (“ESPP”) to provide eligible employees of the Company an opportunity to purchase Company common stock. Under the terms of the plan, participants may defer between 1% and 15% of their base compensation. Amounts withheld are accumulated and, at the end of each quarter, used to purchase shares of common stock of the Company. The purchase price is equal to the fair market value on either the first or last day of the quarter, whichever is lower. If the actual market price of the stock on the date purchased exceeds the price at which shares can be acquired under the terms of the ESPP, the Company will make a contribution to fund the shortfall, resulting in a charge to operations in the period paid. The Company recorded compensation expense related to the plan of $14,000 in fiscal 2006, $2,000 in fiscal 2005 and $54,000 in fiscal 2004, respectively. Shares may be purchased by the ESPP directly from the Company or in the open market. All shares purchased by the ESPP in fiscal 2006, 2005 and 2005 were acquired in the open market. As of January 29, 2006, there were 2,000,000 shares reserved for issuance under the ESPP. During fiscal 2006, the Company halted purchases under the ESPP.

Note 22 — Discontinued Operations

In the first quarter of fiscal 2005, the Company’s Board of Directors adopted a plan to divest the Montana Mills operations. The Company acquired Montana Mills, an owner and operator of upscale “village bread stores” in the Northeastern United States, in April 2003 and reported the results of operations of Montana Mills as a separate segment of the business. Montana Mills has been accounted for as a discontinued operation, and its results of operations are separately presented in the accompanying consolidated statement of operations. Cash flows associated with Montana Mills have not been segregated from cash flows associated with continuing operations in the accompanying consolidated statement of cash flows.

Subsequent to its decision to divest the Montana Mills business, the Company closed twelve Montana Mills locations, and in November 2004 completed the sale of its remaining assets.

Summarized results from discontinued operations are as follows:

	Year Ended
	Jan. 30,	Feb. 1,
	2005	2004
	(In thousands)

Revenues	$3,711	$6,747

Loss before income taxes, including impairment charges of $35,113 in fiscal 2005	$(37,847)	$(1,972)
Provision for income taxes (benefit)	2,207	(690)

Net loss from discontinued operations	$(40,054)	$(1,282)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23 — Selected Quarterly Financial Data (Unaudited)

The tables below present selected quarterly financial data for fiscal 2006 and 2005.

	Three Months Ended
	May 1,	Jul. 31,	Oct. 30,	Jan. 29,
	2005	2005	2005	2006
	(In thousands, except per share data)

Revenues	$152,519	$139,778	$128,818	$122,246
Operating expenses:
Direct operating expenses	126,260	123,487	115,995	108,849
General and administrative expenses	20,096	15,365	15,206	17,060
Depreciation and amortization expense	8,101	7,384	6,915	6,520
Impairment charges and lease termination costs	11,067	2,956	15,695	25,344
Settlement of litigation	35,833	—	—	—

Operating (loss)	(48,838)	(9,414)	(24,993)	(35,527)
Interest and other income (expense), net	(6,107)	(5,393)	(4,434)	(1,830)

(Loss) from continuing operations before income taxes	(54,945)	(14,807)	(29,427)	(37,357)
Provision for income taxes (benefit)	(1,589)	135	308	370

(Loss) from continuing operations	(53,356)	(14,942)	(29,735)	(37,727)
Discontinued operations	—	—	—	—

Net (loss)	$(53,356)	$(14,942)	$(29,735)	$(37,727)

(Loss) per common share:
Basic	$(.86)	$(.24)	$(.48)	$(.61)

Diluted	$(.86)	$(.24)	$(.48)	$(.61)

	Three Months Ended
	May 2,	Aug. 1,	Oct. 31,	Jan. 30,
	2004	2004	2004	2005(1)
	(In thousands, except per share data)

Revenues	$183,437	$188,230	$174,393	$161,706
Operating expenses:
Direct operating expenses	142,430	155,298	149,194	151,359
General and administrative expenses	11,462	11,586	12,518	19,735
Depreciation and amortization expense	7,040	7,731	8,554	8,609
Impairment charges and lease termination costs	6,179	1,420	142,657	11,591

Operating income (loss)	16,326	12,195	(138,530)	(29,588)
Interest and other income (expense), net	(2,106)	(355)	954	(6,276)

Income (loss) from continuing operations before income taxes	14,220	11,840	(137,576)	(35,864)
Provision for income taxes (benefit)	5,202	4,605	(133)	—

Income (loss) from continuing operations	9,018	7,235	(137,443)	(35,864)
Discontinued operations	(34,277)	(480)	(5,076)	(221)

Income (loss) before cumulative effect of change in accounting principle	(25,259)	6,755	(142,519)	(36,085)
Cumulative effect of change in accounting principle	(1,231)	—	—	—

Net income (loss)	$(26,490)	$6,755	$(142,519)	$(36,085)

Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$.15	$.12	$(2.23)	$(.58)
Discontinued operations	(.56)	(.01)	(.08)	—
Cumulative effect of change in accounting principle	(.02)	—	—	—

Net income (loss)	$(.43)	$.11	$(2.31)	$(.58)

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations	$.14	$.11	$(2.23)	$(.58)
Discontinued operations	(.54)	—	(.08)	—
Cumulative effect of change in accounting principle	(.02)	—	—	—

Net income (loss)	$(.42)	$.11	$(2.31)	$(.58)

(1)	The amount of general and administrative expenses reported for the quarter ended January 30, 2005 is $1,171,000 less than that previously reported for that quarter in the Company’s fiscal 2005 Annual Report on Form 10-K, and the amount currently reported as direct operating expenses is $1,171,000 greater than that previously reported. The change resulted from correction of a classification error.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of January 29, 2006, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our chief executive officer and chief financial officer have concluded that, as of January 29, 2006, our disclosure controls and procedures were not effective. Based on a number of factors, including our performance of additional procedures as discussed under “Remediation of Material Weaknesses” and “Subsequent Material Changes in Internal Control over Financial Reporting” below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; provide reasonable assurance that receipts and expenditures are being made only in accordance with our and/or our Board of Directors’ authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2006, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of January 29, 2006, management concluded that our internal control over financial reporting was not effective because of the material weaknesses described below.

We did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to our control environment:

•	We did not establish a formal enterprise risk assessment process.

•	We did not formalize lines of communication among legal, finance and operations personnel. Specifically, there was inadequate sharing of financial information within and across our corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel.

•	We did not establish an effective program to ensure that our code of conduct and ethics guidelines are fully communicated and distributed appropriately to our employees.

•	We did not maintain written accounting policies and procedures nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

•	We did not have an adequate process for monitoring the appropriateness of user access and segregation of duties related to financial applications.

These control environment material weaknesses contributed to the material weaknesses described below.

We did not maintain effective control over our financial closing and reporting processes. Specifically, the following material weaknesses were identified:

•	We did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, effective controls were not designed and in place to ensure that journal entries, including journal entries related to intercompany eliminations, were prepared with sufficient supporting documentation and that those entries were reviewed and approved to ensure the completeness, accuracy and validity of the entries recorded. This material weakness resulted in an audit adjustment to accounts receivable and revenue in the fiscal 2006 consolidated financial statements.

•	We did not maintain effective controls to ensure that account reconciliations were performed accurately, or that reconciliations were reviewed for accuracy and completeness and approved.

•	We did not maintain effective controls over the accounting for acquisitions and divestitures. Specifically, effective controls were not designed and in place to ensure that such transactions were completely and accurately accounted for in accordance with GAAP.

•	We did not maintain effective controls over our accounting for consolidated franchisees and equity method franchisees. Specifically, we did not maintain effective controls to ensure the completeness and accuracy of our accounting for our franchisees either consolidated or accounted for under the equity method in accordance with GAAP.

•	We did not design and maintain effective controls to ensure that accrued expenses, including accruals for vacation benefits and legal and professional fees, were complete and accurate in accordance with GAAP.

•	We did not design and maintain effective controls to ensure the completeness and accuracy of our translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses recorded in accordance with GAAP.

•	We did not design and maintain effective controls to ensure that our financial statement accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials were completely and accurately recorded in accordance with GAAP.

We did not maintain effective controls over the completeness and accuracy of certain franchisee revenue and receivables. Specifically, effective controls were not designed and in place to ensure that revenue was recognized in the proper period for sales of equipment to franchisees in connection with new store openings. In addition, effective controls were not designed and in place to ensure that an appropriate analysis of receivables from franchisees was conducted, reviewed and approved in order to identify and estimate required allowances for uncollectible accounts in accordance with GAAP.

We did not maintain effective controls over the completeness and accuracy of our accounting for lease related assets, liabilities and expenses. Specifically, our controls over the application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, deferred rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were completely and accurately accounted for in conformity with GAAP.

We did not maintain effective controls over the accuracy and completeness of our property and equipment accounts, including the related depreciation. Specifically, effective controls were not designed and in place to ensure that retired assets were written off in the appropriate period, that appropriate depreciable lives were assigned to capital additions and assets were capitalized in accordance with GAAP.

These control deficiencies contributed to the previously reported restatement of our consolidated financial statements for fiscal 2003 and fiscal 2004 and all quarterly periods in fiscal 2004 and the first three quarters of fiscal 2005. Management has concluded that each of the control deficiencies above could result in a misstatement to the financial statements accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies listed above constitutes material weaknesses as of January 29, 2006.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of January 29, 2006, based on the COSO criteria.

Remediation of Material Weaknesses

We have begun remediation efforts with respect to the material weaknesses we have identified. We plan to continue to review and make necessary changes to the design of our internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, and to enhance and document policies and procedures to improve the effectiveness of our internal control over financial reporting. During fiscal 2006, our attention was focused primarily on the restatement of our annual consolidated financial statements for fiscal 2003 and 2004 and certain earlier years, as well as our consolidated financial statements for the first three quarters of fiscal 2005, and we did not file our fiscal 2005 annual report until April 28, 2006. This focus, and the effects of substantial personnel turnover in our accounting and finance function, prevented us from making significant improvements to our control environment during fiscal 2006. We have hired a Chief Accounting Officer and Controller during the second and third quarters of fiscal 2006 respectively, and filled other vacant positions in our accounting organization throughout fiscal 2006. As discussed below, we devoted significantly more time to remediation efforts subsequent to January 29, 2006 and prior to the issuance of this report.

We previously reported in our fiscal 2005 Annual Report on Form 10-K the existence of a material weakness pertaining to the effectiveness of our controls over accounting for goodwill and intangible assets. As of January 29, 2006 we had designed effective controls to ensure the accuracy, completeness and valuation of our goodwill and intangible asset accounts and those controls were operating effectively.

We expect our remediation efforts, as more specifically described below, for our material weaknesses to continue for the remainder of fiscal 2007 and beyond. While these efforts are underway, we are relying on extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements. However, there remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of the annual or interim consolidated financial statements

Subsequent Changes in Internal Control over Financial Reporting

Subsequent to January 29, 2006, but prior to issuance of this Annual Report on Form 10-K, we implemented several measures described below to remediate the material weaknesses we have identified, and we intend to implement additional measures during the remainder of fiscal 2007 and thereafter.

We completed our assessment of the effectiveness of our internal control over financial reporting as of January 29, 2006 in October 2006. Because we must not only design new controls to remediate these material weaknesses, but also implement and test them in order to ensure that the weaknesses have been remediated, we expect that a number of these material weaknesses will not be remediated by January 28, 2007, the next date as of which we must assess our internal control over financial reporting. While unremediated, these material weaknesses have the potential to result in our failure to prevent or detect misstatements in our consolidated financial statements.

We intend to design, implement and maintain an effective control environment over financial reporting. We have taken, or will take, the following actions:

•	With the strong encouragement of the Special Committee, the Company’s independent directors determined that new leadership of the Company was required. On January 18, 2005, the Company’s former chief executive officer retired, and a turnaround management firm was engaged to manage the business on an interim basis. Effective March 6, 2006, the board of directors appointed Daryl G. Brewster, a seasoned executive with over 20 years’ experience in the food industry, as President and Chief Executive Officer and a member of the board.

•	We have hired a Vice President of Internal Audit during the second quarter of fiscal 2007 and intend to continue to devote resources to our internal audit function and our assessment and evaluation of our internal control over financial reporting and disclosure controls and procedures;

•	We have formed a Risk Management Committee comprised of senior management from our legal, finance and operations organizations during the third quarter of fiscal 2007. This committee will oversee implementation of our remediation activities and will be responsible for enterprise risk management.

•	We are enhancing the education process and redistributing to all of our employees our Code of Business Conduct and Ethics which, among other things, reiterates to our employees the availability of our previously implemented ethics hotline, through which employees at all levels can submit anonymously information regarding any unethical behavior or other irregularities of which they become aware;

•	We are implementing enhanced controls to ensure effective communication among our legal, finance and operations organizations to ensure that important information about our business, including the effects, if any, of all material agreements, is addressed appropriately and on a timely basis in our financial reporting; and,

•	We have begun creating policies and procedures manuals, including documentation of our accounting policies and methods of applying those policies, and intend to continue to increase the resources devoted to our accounting and finance function.

In addition to the foregoing actions relating to our control environment material weaknesses, we have implemented or will implement internal controls to remediate the material weaknesses associated with the specific accounting processes described above.

Additional Control Deficiencies Not Constituting Material Weaknesses

In addition to the material weaknesses described above, we have identified other deficiencies, including significant deficiencies, in internal control over our financial reporting that did not constitute material weaknesses as of January 29, 2006. We have implemented or intend to implement measures designed to remediate the significant control deficiencies and have undertaken other interim measures to mitigate the potential effects of these significant control deficiencies. However, if we are not successful in implementing our plans, these other deficiencies in our internal control over financial reporting may rise to the level of material weaknesses in future periods.

Management’s Conclusions on the Remediation Plan

We believe the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures and/or tested them. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the SEC. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation measures described above.

As a result of the material weaknesses identified in our evaluation of internal control over financial reporting, we extended the fiscal 2006 reporting process, thereby allowing us to conduct additional analyses and take such additional steps as we considered necessary to ensure the accuracy and completeness of our financial reporting.

Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

As discussed above, there were certain changes in our internal control over financial reporting during the quarter ended January 29, 2006 that have materially effected or are reasonably likely to materially effect our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

As of September 29, 2006, the Directors and executive officers of the Company are as follows:

Name	Age	Position

James H. Morgan	59	Director, Chairman of Board(2),(3)
Daryl G. Brewster	49	Director, President and Chief Executive Officer
Mary Davis Holt	56	Director(1),(3)
William T. Lynch, Jr.	63	Director(1),(3)
Robert S. McCoy, Jr.	68	Director, Chairman of Audit Committee(1),(3)
Andrew J. Schindler	62	Director
Robert L. Strickland	75	Director, Vice Chairman of Board, Chairman of Governance Committee(2),(3)
Michael H. Sutton	66	Director, Co-Chair of Special Committee(4)
Lizanne Thomas	49	Director, Co-Chair of Special Committee(4)
Togo D. West, Jr.	64	Director, Chairman of Compensation Committee(2),(3)
Michael C. Phalen	36	Chief Financial Officer
Douglas R. Muir	52	Chief Accounting Officer
Jeffrey L. Jervik	50	Executive Vice President of Operations
Charles A. Blixt	55	General Counsel

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance Committee.

(4)	Member of the Special Committee.

James H. Morgan has been a director since July 2000 and was elected Chairman of the Board of Directors in January 2005. Prior to that time, Mr. Morgan served as Vice Chairman of the Board of Directors from March 2004 to January 2005. Since January 2001, Mr. Morgan has served as Chairman and Chief Investment Officer of Covenant Capital, LLC (formerly Morgan Semones Associates, LLC), an investment management firm, which is the General Partner of The Morgan Crossroads Fund. Previously, Mr. Morgan served as a consultant for Wachovia Securities, Inc., a securities and investment banking firm, from January 2000 to May 2001. From April 1999 to December 1999, Mr. Morgan was Chairman and Chief Executive Officer of Wachovia Securities, Inc. Mr. Morgan was employed by Interstate/Johnson Lane, an investment banking and brokerage firm, from 1990 to 1999 in various capacities, including as Chairman and Chief Executive Officer, and led the transition during the merger of Interstate/Johnson Lane and Wachovia Securities, Inc. in 1999.

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

Andrew J. Schindler has been a director since September 2006. Mr. Schindler was formerly Chairman and Chief Executive Officer of R.J. Reynolds Tobacco Holdings and Chairman of Reynolds American Inc., a company formed in 2004 by the merging of R.J. Reynolds Tobacco Holdings and the U.S. operations of Brown & Williamson Tobacco Corporation. In over 30 years with Reynolds, Mr. Schindler held various senior management positions, including Vice President of Personnel, Executive Vice President of Operations and Chief Operating Officer of R.J. Reynolds Tobacco Company and Director of Manufacturing for Nabisco Foods. Mr. Schindler currently serves on the Board of Directors of ArvinMeritor Inc. and Hanesbrands Inc.

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

Michael H. Sutton has been a director since October 2004. Mr. Sutton has been an independent consultant on accounting and auditing regulation issues since 1999. He currently serves on the Board of Directors of Allegheny Energy, Inc., a public utility holding company, and is Chairman of its Audit Committee. He also serves on the Board of Directors of American International Group, Inc., an international insurance and financial services company, and is Chairman of its Audit Committee. From 1995 to 1998, he was Chief Accountant of the SEC. Previously, Mr. Sutton was a senior partner and National Director, Accounting and Auditing Professional Practice of Deloitte & Touche LLP.

Lizanne Thomas has been a director since October 2004. Ms. Thomas has been practicing law since 1982 and currently is a senior corporate partner with the law firm of Jones Day in Atlanta, Georgia. Ms. Thomas has served as Firmwide Administrative Partner of Jones Day since 2003.

Togo D. West, Jr. has been a director since July 2000. From December 2004 to May 2006, Mr. West served as President and Chief Executive Officer of the Joint Center for Political and Economic Studies, a nonprofit research and public policy institution. Mr. West currently serves as Chairman of TLI Leadership Group, which offers limited strategic advice on national or homeland security issues. He also serves as a member of the Board of Directors of Bowater Incorporated, a paper products company. Previously, Mr. West was an attorney with the law firm of Covington & Burling in Washington, D.C., where he was of counsel to the firm from 2000 to 2004, and was a partner with the law firm of Patterson, Belknap, Webb & Tyler LLP from 1981 to 1990. Mr. West served as Secretary of Veterans Affairs and a member of President Clinton’s Cabinet from 1998 to 2000, and served as Secretary of the Army from 1993 to 1998. From 1990 to 1993, Mr. West was Senior Vice President for Government Relations of the Northrop Corporation, an aerospace and defense systems company. Mr. West has been General Counsel of the Department of Defense, General Counsel of the Department of the Navy and has served with the U.S. Department of Justice.

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

Douglas R. Muir joined Krispy Kreme as Chief Accounting Officer in June 2005. Mr. Muir had been a consultant to the Company since December 2004. From 1993 to 2004, he held various senior financial management positions with Oakwood Homes Corporation, including Executive Vice President and Chief Financial Officer. On November 15, 2002, Oakwood Homes Corporation filed for protection under Chapter 11 of Title 11 of the United States Code. Prior to joining Oakwood Homes, he had a 17-year career at Price Waterhouse, including as an audit partner from 1988 to 1993.

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

Charles A. Blixt joined Krispy Kreme as General Counsel on an interim basis in September 2006. Prior to joining Krispy Kreme, Mr. Blixt was most recently Executive Vice President and General Counsel of Reynolds American Inc., a company formed in 2004 by the merger of R.J. Reynolds Tobacco Holdings and Brown & Williamson Tobacco Corporation’s U.S. operations. He negotiated and implemented the merger and then served as Chief Legal Officer of Reynolds American for two years following the merger. Before the merger, Mr. Blixt worked for more than 20 years in various legal positions for R.J. Reynolds. From 1995 to 2004, he was Executive Vice President and General Counsel, serving as the company’s Chief Legal Officer and managing all aspects of its legal affairs. Before joining R.J. Reynolds, Mr. Blixt held corporate legal positions at Caterpillar Tractor Company and Fiat-Allis Construction Machinery, and worked as an attorney in private practice in Illinois and Michigan. Mr. Blixt has served as a member of the Board of Directors of Targacept, Inc., a clinical-stage biopharmaceutical company, since August 2000.

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

Determination of Independence

Under our Corporate Governance Guidelines, a substantial majority of our directors are required to meet the criteria for “independent” directors set forth in the listing standards of the NYSE. The Board of Directors has determined that each of our current directors, other than Mr. Brewster, meets these criteria and is an “independent” director under the listing standards of the NYSE. In reaching a determination that each director’s relationship with the Company is not material, the Board of Directors of the Company has determined that each such director, in addition to satisfying other requirements of the NYSE listing standards relating to independent directors set forth in Section 303A.02 of the NYSE Listed Company Manual, has no direct or indirect material relationship with the Company. In order to assist the Board of Directors in making this determination, the Board of Directors has adopted the following standards, as part of the Company’s Corporate Governance Guidelines, which identify relationships that a director may have with the Company that will not be considered material:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership and changes in such with the SEC. Such officers, directors and shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during fiscal 2006, except for John N. McAleer, who has not yet filed a Form 5 with respect to fiscal 2006.

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

Code of Ethics

Krispy Kreme has adopted codes of ethics and business conduct applicable to its directors and to its officers and other employees, which are available on our website at: http://www.krispykreme.com/investorrelations.html. Any amendment to or waiver of a provision of these codes of ethics that applies to any Krispy Kreme director or executive officer will also be disclosed on our website.

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

Executive Compensation

The table below provides information concerning the total compensation received for services rendered to Krispy Kreme during the three fiscal years in the period ended January 29, 2006 for each person who was (1) at any time during fiscal 2006 our Chief Executive Officer, (2) at January 29, 2006 all of our executive officers whose total salary and bonus for fiscal 2006 was at least $100,000 and (3) John N. McAleer, our former Executive Vice President Concept Development, who retired from his position effective September 30, 2005, and Frank Murphy, our former Executive Vice President, General Counsel, Chief Governance Officer and Secretary, who resigned effective December 1, 2005, each of whom, but for the fact he was not an executive officer as of January 29, 2006, would have been one of our four most highly compensated executive officers for fiscal 2006 (collectively, the “Named Executive Officers”). “Other Annual Compensation” includes perquisites and other personal benefits paid to each of the Named Executive Officers, such as automobile allowances, club dues, use of corporate aircraft and relocation expenses.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
				Other	Restricted	Securities	Payouts	All
				Annual	Stock	Underlying	LTIP	Other
Named Officer	Year	Salary	Bonus	Compensation(1)	Awards	Options	Payouts	Compensation

Stephen F. Cooper(2)	2006	$—	$—	$—	—	—	—	$—
Former Chief Executive	2005	—	—	—	—	—	—	—
Officer	2004	—	—	—	—	—	—	—
Michael C. Phalen(3)	2006	304,167	—	10,730	—	—	—	—
Chief Financial Officer	2005	300,000	300,000	97,438	—	48,000	—	—
	2004	25,000	—	3,000	—	75,000	—	—
Douglas R. Muir(4)	2006	179,615	—	—	—	—	—	—
Chief Accounting Officer	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Jeffrey L. Jervik(5)	2006	86,250	100,000	12,500	—	—	—	—
Executive Vice President	2005	—	—	—	—	—	—	—
of Operations	2004	—	—	—	—	—	—	—
John N. McAleer(6)	2006	194,333	—	—	—	—	—	—
Former Director and Executive	2005	290,125	—	70,146	—	24,000	—	—
Vice President Concept	2004	272,917	—	151,663	—	84,500	—	—
Development
Frank Murphy(7)	2006	312,500	—	57,441	—	—	—	—
Former Executive Vice	2005	371,250	—	61,866	—	48,000	—	—
President, General Counsel,	2004	327,500	—	83,243	—	78,000	—	—
Chief Governance Officer and
Secretary

(1)	In accordance with SEC regulations, the following discloses information concerning each perquisite or other personal benefit received by a named officer during each of the last three fiscal years where such perquisite or other personal benefit exceeded 25% of the total perquisites and personal benefits received by such named officer during such year. Other annual compensation for Mr. Phalen consists of: (1) an automobile allowance of $36,000 and $3,000 for fiscal 2005 and fiscal 2004, respectively, (2) $61,438 in fiscal 2005 for reimbursement of relocation expenses, grossed up for certain taxes due, and (3) $10,730 in fiscal 2006 for reimbursement of club dues, grossed up for Federal Insurance Contributions Act (“FICA”) taxes due. Other annual compensation for Mr. Jervik consists of reimbursement of relocation expenses of $12,500 in fiscal 2006. Other annual compensation for Mr. McAleer includes: (1) $26,394 and $104,247 in fiscal 2005 and fiscal 2004, respectively, for use of corporate aircraft and (2) an automobile allowance of $38,772 for each of fiscal 2005 and fiscal 2004. Other annual compensation for Mr. Murphy includes: (1) $42,486 in fiscal 2004 for use of corporate aircraft, (2) an automobile allowance of $27,900, $37,200 and $37,200 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, (3) $14,644 and $20,173 in fiscal 2006 and fiscal 2005, respectively, for reimbursement of club dues, grossed up for certain taxes due and (4) $14,897 in fiscal 2006 for reimbursement of professional fees. For purposes of the “Summary Compensation Table,” the Company values the personal use of corporate aircraft under the incremental cost method. The incremental cost method represents the incremental cost to the Company of personal usage of corporate aircraft and is calculated based on the direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees and other direct operating costs.

(2)	Mr. Cooper, Chairman of KZC, was named the Company’s Chief Executive Officer, replacing Mr. Livengood, on January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer. On June 14, 2006, Mr. Cooper resigned as the Company’s Chief Restructuring Officer. Mr. Cooper did not receive a salary or bonus or any other compensation from the Company in his role as Chief Executive Officer or Chief Restructuring Officer. Mr. Cooper is Chairman of KZC, the entity to which the Company paid fees and expenses under a Services Agreement (see “— Employment Contracts and Termination of Employment and Change-In-Control Arrangements” below for a description of the Services Agreement). However, Mr. Cooper does not own, directly or indirectly, any equity interests in KZC, and he is not guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with regard to the warrant issued to KZC).

(3)	Mr. Phalen commenced his employment with Krispy Kreme in January 2004. The compensation package extended to Mr. Phalen at the time he commenced employment included options for 75,000 shares of Krispy Kreme’s common stock. Mr. Phalen’s bonus pursuant to his employment agreement for fiscal 2005 was paid in August 2005.

(4)	Mr. Muir commenced his employment with Krispy Kreme in June 2005.

(5)	Mr. Jervik commenced his employment with Krispy Kreme in October 2005.

(6)	Mr. McAleer retired as an executive officer and resigned as a director of Krispy Kreme effective September 30, 2005.

(7)	Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005, at which time all of his unvested options were forfeited.

Option Grants in Fiscal 2006

No grants of options were made to any of our Named Executive Officers during fiscal 2006.

Aggregated Option Exercises in Fiscal 2006 and
2006 Fiscal Year-End Option Values

The following table shows information concerning stock options exercised during fiscal 2006 and those held at January 29, 2006 by each of the Named Executive Officers. The value of unexercised in-the-money options was based on the last reported sales price for our common stock on the NYSE on January 27, 2006 of $5.33 per share.

	Number
	of
	Securities
	Underlying		Common Shares Underlying Unexercised Options at		Value of Unexercised In-the-Money Options at Fiscal
	Options	Value	Fiscal Year-End		Year-End
Named Officer	Exercised	Received	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen F. Cooper(1)	—	—	—	—	—	—
Michael C. Phalen	—	—	49,500	73,500	$—	$—
Douglas R. Muir(2)	—	—	—	—	—	—
Jeffrey L. Jervik(3)	—	—	—	—	—	—
John N. McAleer(4)	—	—	696,000	—	3,712,345	—
Frank Murphy(5)	—	—	237,000	—	—	—

(1)	Mr. Cooper was named the Company’s Chief Executive Officer effective January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer. On June 14, 2006, Mr. Cooper resigned as the Company’s Chief Restructuring Officer.

(2)	Mr. Muir was named the Company’s Chief Accounting Officer effective June 27, 2005.

(3)	Mr. Jervik was named the Company’s Executive Vice President of Operations effective October 26, 2005.

(4)	Mr. McAleer retired as an executive officer of Krispy Kreme effective September 30, 2005.

(5)	Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005. As a result of his resignation, Mr. Murphy forfeited options to purchase 137,000 shares and options that he held to purchase 237,000 shares expired January 30, 2006.

Directors’ Compensation

The Chairman of the Board receives an annual fee of $125,000. Each other director receives an annual fee of $50,000. The Chairman of the Audit Committee receives additional annual compensation of $7,500. The Chairman of the Governance Committee, the Chairman of the Compensation Committee, the Vice Chairman of the Board of Directors, each Co-Chairman of the Special Committee, the Chairman and Vice Chairman of the Executive Search Committee and the Chairman of the Director Search Committee each receives additional annual compensation of $5,000. On September 11, 2006, the Board of Directors disbanded the Executive Search Committee. In addition to these fees, each director receives fees of $300 per quarter for miscellaneous expenses. The Company also reimburses each director for travel and other expenses incurred to attend meetings of the Board of Directors. From time to time directors have been granted stock options. Options vest in equal annual installments over a four-year period beginning on the first anniversary of the date of grant and have a term of ten years. The last such grant was made in August 2004. Following such grant and after appointment as directors in October 2004, Mr. Sutton and Ms. Thomas each received $57,000 in cash in lieu of stock options, in addition to an annual fee of $50,000, in consideration for their first year of service on the Special Committee. On October 12, 2006, the Board of Directors approved a recommendation of the Compensation Committee to award each member of the Special Committee $57,000 in cash in consideration for their second year of service. The Company formerly had an informal policy of permitting members of the Board of Directors and their spouses and other family members to use the Company’s aircraft for personal travel when the aircraft was available. Personal use of corporate aircraft by directors and their spouses and other family members is valued under the incremental cost method. In fiscal 2006, the spouse of one director accompanied such director on one business trip for which there was no material incremental cost. The Company recently adopted a policy prohibiting personal use of Company aircraft.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Employment Contracts

Krispy Kreme has an employment or consulting contract with the following current executive officers:

Daryl G. Brewster.  On March 6, 2006, Mr. Brewster entered into an employment agreement with the Company and KKDC. The employment agreement terminates on February 1, 2009, but will be extended for successive one-year periods unless any party elects not to extend. During the term of the employment agreement, Mr. Brewster will receive an annual salary of $700,000, subject to increase in the discretion of the Board of Directors, as well as an annual bonus based on performance goals to be reasonably set by the Board of Directors. Mr. Brewster has been granted an option to purchase 500,000 shares of our common stock at an exercise price of $6.39 per share, the closing price of the common stock on March 6, 2006. In addition, he has been granted 300,000 restricted shares of our common stock. The employment agreement provides that, without the prior written consent of the Board of Directors, Mr. Brewster will not sell or otherwise transfer (a) the shares received upon the exercise of such stock options or (b) such restricted shares for one year following the termination of his employment with us, except for shares which he may sell to fund the exercise price of the stock options and the tax liabilities resulting from such exercise and the vesting of the restricted shares. His annual target bonus is 70% of his base salary. Mr. Brewster will be entitled to participate in all employee benefit, perquisite and fringe benefit plans and arrangements made available to our executives and key management employees upon the terms and subject to the conditions set forth in the applicable plan or arrangement, will be entitled to pension benefits and will receive an executive allowance of $2,000 per month. We reimbursed Mr. Brewster for approximately $23,000 of his attorney’s fees in connection with the employment agreement, as well as expenses reasonably incurred in connection with his relocation to Winston-Salem, North Carolina.

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

Michael C. Phalen.  Mr. Phalen’s employment agreement, dated January 6, 2004, provides for an initial three-year term that automatically extends for successive one-year periods each year as of January 6, commencing January 6, 2005, unless Krispy Kreme notifies him, on or before that date each year, that his term is not being extended. Mr. Phalen’s agreement provides for an annual salary of $300,000, a guaranteed bonus of $300,000 for fiscal 2005 and eligibility for annual increases and performance-based bonuses in future years. Additionally, Mr. Phalen is entitled to receive certain non-incentive compensation principally comprised of an automobile allowance, which allowance Mr. Phalen declined in fiscal 2006, and reimbursement for reasonable and necessary out-of-pocket expenses. Krispy Kreme also pays certain country club dues and assessments on Mr. Phalen’s behalf. Mr. Phalen is entitled to participate in and receive other employee benefits which may include, but are not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as are provided to senior executives.

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

Jeffrey L. Jervik.  On October 26, 2005, Mr. Jervik entered into an employment agreement with KKDC. For the term of the agreement, Mr. Jervik will receive an annual base salary of $325,000. Upon entering into the agreement, Mr. Jervik received a one-time bonus of $100,000. For fiscal 2007, Mr. Jervik will receive a minimum bonus equal to 22.5% of his then-current base salary. After fiscal 2007, Mr. Jervik will be eligible to participate in incentive plans available to senior executives of KKDC. The agreement will remain in effect until terminated by either party in a manner set forth in the agreement. The agreement provided that on the next occasion the Company granted stock options, Mr. Jervik would receive stock options in an amount and on a basis that is substantially similar to other senior executives of KKDC. In this connection, Mr. Jervik has recently been granted an option to purchase 150,000 shares of common stock.

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

Charles A. Blixt.  On September 11, 2006, Mr. Blixt entered into a contractor services agreement (the “Contractor Services Agreement”), effective September 11, 2006, with Krispy Kreme in connection with his appointment as Krispy Kreme’s new General Counsel on an interim basis. The Contractor Services Agreement provides for an initial payment of $30,000. In addition, during the term of the Contractor Services Agreement, Krispy Kreme will pay Mr. Blixt at the monthly rate of $27,750. Pursuant to the Contractor Services Agreement, the Company will make an initial grant to Mr. Blixt of 6,000 restricted shares of the Company’s common stock and, during the term of the Contractor Services Agreement, will grant an additional 6,000 restricted shares of the Company common stock to Mr. Blixt every three months. Each of Krispy Kreme and Mr. Blixt has the right to terminate the Contractor Services Agreement at any time and for any reason with 30 days prior written notice.

In addition, Krispy Kreme had entered into employment agreements with the following Named Executive Officers who are no longer employed by the Company:

John N. McAleer.  On September 30, 2005, Mr. McAleer retired as Executive Vice President, Concept Development. Prior to his retirement, Mr. McAleer’s employment was governed pursuant to the terms of an employment agreement dated August 10, 1999. Pursuant to the terms of Mr. McAleer’s employment agreement, Mr. McAleer received a salary of $291,500 for fiscal 2005 and was receiving a salary at the annual rate of $291,500 for fiscal 2006. Additionally, Mr. McAleer received non-incentive compensation in the amount of $3,646 per month until the end of fiscal 2005, after which Mr. McAleer declined such non-incentive compensation. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. McAleer did not receive any severance on his retirement. In accordance with his stock option agreements, substantially all of Mr. McAleer’s unvested stock options to purchase a total of 66,250 shares became 100% vested and they, together with his previously vested options to purchase 630,250 shares, will remain exercisable (in total, options to purchase 696,500 shares), subject to the provisions of the option plans and agreements, for the remainder of their terms.

Frank Murphy.  On December 1, 2005, Mr. Murphy resigned as Executive Vice President, General Counsel, Chief Governance Officer and Secretary. Prior to his resignation, Mr. Murphy’s employment was governed pursuant to the terms of an employment agreement dated April 22, 2002. Pursuant to the terms of Mr. Murphy’s employment agreement, Mr. Murphy received a salary of $375,000 for fiscal 2005 and was receiving a salary at the annual rate of $375,000 for fiscal 2006. Additionally, Mr. Murphy received non-incentive compensation in the amount of $3,100 per month. He was entitled to participate in and receive other employee benefits which included, but were not limited to, benefits under any life, health, accident, disability, medical, dental and hospitalization insurance plans and other perquisites and benefits as were provided to senior executives. In accordance with his employment agreement, Mr. Murphy did not receive any severance on his resignation. In accordance with his stock option agreements, Mr. Murphy’s previously vested options to purchase 237,000 shares remained exercisable until January 30, 2006, at which point they expired. Mr. Murphy currently provides consulting services to Krispy Kreme.

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

Pursuant to the terms of the Services Agreement, we were required to pay KZC a monthly fee of $400,000, subject to adjustment based on the actual hourly charges and expenses of KZC for such month. During the course of the engagement, these fees payable to KZC substantially exceeded this amount as a result of the substantial resources required to address the Company’s operations and to restructure complex franchisee relationships and obligations. We were also required to reimburse KZC, Mr. Cooper, Mr. Panagos and additional KZC representatives providing services to us under the Services Agreement for their reasonable out-of-pocket expenses. See Item 13, “Certain Relationships and Related Transactions — Relationship with Kroll Zolfo Cooper” for amounts paid in fiscal 2005 and 2006 and the first half of fiscal 2007.

In addition, the Services Agreement provided that we would pay to KZC a success fee. The original Services Agreement provided that the success fee would be mutually agreed between us and KZC. On July 31, 2005, we agreed with KZC on the terms of the success fee. The success fee is in the form of a warrant issued to KZC. The warrant entitled KZC to purchase 1,200,000 shares of our common stock at a cash exercise price of $7.75 per share. The number of shares issuable upon exercise and the exercise price are subject to adjustment pursuant to customary anti-dilution adjustment provisions. The warrant became exercisable on April 6, 2006 and will expire on January 31, 2013. The warrant is not transferable except to certain related persons. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights.

The term of the Services Agreement continued on a month-to-month basis until it was superseded by an advisory agreement, dated as of June 14, 2006 (the “Advisory Agreement”), pursuant to which KZC has agreed to provide specified consulting services to us which are of a lesser scope than those contemplated under the Services Agreement, with fees payable monthly based on the hourly charges and expenses of KZC. Pursuant to the terms of the Advisory Agreement, we are required to pay KZC a monthly fee of approximately $112,000, subject to adjustment based on the actual hourly charges and expenses of KZC for such month.

Compensation Committee Interlocks and Insider Participation

James H. Morgan, Dr. Su Hua Newton (who resigned effective December 31, 2005), Robert L. Strickland and Togo D. West, Jr. served as members of the Compensation Committee during fiscal 2006. None of the members of the Compensation Committee is an officer or employee of the Company or any of its subsidiaries. None of our current executive officers serves as a director of another entity that has an executive officer which serves on our Board.

Report of the Compensation Committee on Executive Compensation

As directed by the Special Committee, the Compensation Committee is continuing the process of reviewing all of the compensation arrangements and perquisites of management and the Board of Directors of Krispy Kreme. The Compensation Committee has retained an independent compensation consultant to assist it in its compensation evaluation. The Compensation Committee, with the assistance of its independent compensation consultant, is in the process of developing new annual and long term incentive compensation programs that reflect the current governance standards of Krispy Kreme. With respect to the equity components of new programs, participating executives will be required to retain ownership of shares issued under such programs consistent with guidelines to be established. In addition, targets for any cash or equity-based incentive plans will be carefully established and may not be based, either implicitly or explicitly, on meeting or exceeding earnings guidance.

The following report sets forth the components of Krispy Kreme’s compensation programs for its executive officers for fiscal 2006.

Principal Executive Compensation Elements for Fiscal 2006

On January 18, 2005 KZC was retained as our financial adviser and interim management consultant, and Stephen F. Cooper, the Chairman of KZC, was named our Chief Executive Officer and Steven G. Panagos, a managing director of KZC, was named our President and Chief Operating Officer. Krispy Kreme did not pay any salary, bonus or other compensation to Messrs. Cooper and Panagos for fiscal 2006. However, KZC was paid fees by Krispy Kreme pursuant to its services agreement with KZC. In light of the financial circumstances surrounding Krispy Kreme during fiscal 2006, our other executive officers received base salaries, but, with the exception of a signing bonus paid to Jeffrey Jervik, our Executive Vice President of Operations, no executive officer received any bonus. In addition, no stock options, equity-based compensation or other long-term incentives were granted to executive officers for fiscal 2006.

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

The Chief Executive Officer’s Compensation for Fiscal 2006

Stephen F. Cooper served as our Chief Executive Officer from January 18, 2005 through the end of fiscal 2006. Krispy Kreme did not pay any salary, bonus or other compensation to Mr. Cooper for fiscal 2006. However, Mr. Cooper also served as the Chairman of KZC during that period, and KZC was paid fees by Krispy Kreme pursuant to its services agreement with KZC. Mr. Cooper does not own, directly or indirectly, any equity interests in KZC, and he is not guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with regard to the warrant issued to KZC).

Compensation Deductibility Policy

A federal income tax deduction will generally be available for annual compensation in excess of $1 million paid to the Chief Executive Officer and the named executive officers of a public corporation only if such compensation is “performance-based” and complies with certain other tax law requirements. Our policy was to maximize the deductibility of all executive compensation. Notwithstanding this policy, the Compensation Committee retained the discretion to award compensation that was not deductible under Section 162(m) of the Code when it was in the best interests of Krispy Kreme and our shareholders to do so.

Compensation Committee(1)

Togo D. West, Jr., Chairman
James H. Morgan
Robert L. Strickland

(1)	Dr. Su Hua Newton, who was a member of the Compensation Committee for a portion of fiscal 2006, resigned as a director effective December 31, 2005.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 26, 2001 through January 27, 2006. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	January	February	January	January	January	January
	26,	1,	31,	30,	28,	27,
	2001	2002	2003	2004	2005	2006
Krispy Kreme Doughnuts, Inc.	$100	$236.48	$184.30	$216.00	$52.48	$32.30
NYSE Composite Index	100	87.83	70.24	94.52	101.45	116.81
S&P 500 Restaurants Index	100	105.90	73.33	118.51	155.39	182.37

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

Directors and Executive Officers

The following table sets forth the number of shares of Krispy Kreme’s common stock, which is our only class of voting stock, beneficially owned as of September 29, 2006 (unless a different date is indicated below), by each director and the individuals named in the summary compensation table set forth above in Item 11, “Executive Compensation,” as well as all directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC. These rules deem common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options or of a group of which the person is a member; but they do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, the owner exercises sole voting and investment power over the shares.

	Number of
	Shares Beneficially	Percentage Beneficially
Name of Beneficial Owner	Owned	Owned

Daryl G. Brewster(1)	300,000	—
Stephen F. Cooper(2)	—	—
Mary Davis Holt(3)	78,375	*
Jeffrey L. Jervik	—	—
William T. Lynch, Jr.(4)	196,875	*
John N. McAleer(5)	4,467,276	7.1%
Robert S. McCoy, Jr.(6)	10,081	*
James H. Morgan(7)	134,375	*
Douglas R. Muir	—	—
Frank Murphy(8)	4,000	*
Michael C. Phalen(9)	61,500	*
Andrew J. Schindler	—	—
Robert L. Strickland(10)	272,375	*
Michael H. Sutton	—	—
Lizanne Thomas	—	—
Togo D. West, Jr.(11)	101,287	*
All directors and executive officers as a group (17 persons)	5,626,194	8.9%

*	Less than one percent

(1)	Represents 300,000 shares of restricted common stock that will vest, provided that Mr. Brewster’s employment continues through the applicable vesting dates, in twelve equal installments beginning on June 6, 2006 and continuing for each of the ten three-month periods following June 6, 2006, with the final installment vesting on February 1, 2009. Although these shares were granted to Mr. Brewster pursuant to an agreement dated March 6, 2006, share certificates representing the 300,000 shares were not issued as of September 29, 2006. As a result, those shares are not included in the total number of shares outstanding as of September 29, 2006. Mr. Brewster was appointed as a director and President and Chief Executive Officer effective March 6, 2006.

(2)	Mr. Cooper was named Chief Executive Officer effective January 18, 2005. On March 6, 2006, Mr. Cooper resigned as the Company’s Chief Executive Officer and was appointed our Chief Restructuring Officer. On June 14, 2006, Mr. Cooper resigned as the Company’s Chief Restructuring Officer.

(3)	Represents shares issuable upon the exercise of currently exercisable stock options.

(4)	Includes 142,575 shares issuable upon the exercise of currently exercisable stock options.

(5)	Includes (a) 3,157,452 shares held by Jubilee Investments Limited Partnership described in the table under “— Beneficial Owners of More Than 5% of Common Stock” below, of which Mr. McAleer is one of six general partners; (b) 4,000 shares held by Jennifer A. McAleer, Mr. McAleer’s daughter; (c) 4,000 shares held by Lauren E. McAleer, Mr. McAleer’s daughter; (d) 4,000 shares held by Alexander B. McAleer, Mr. McAleer’s son; (e) 3,181 shares held by a tax-qualified trust pursuant to the Krispy Kreme Profit Sharing Stock Ownership Plan; (f) 5,331 shares held under the Krispy Kreme Nonqualified Stock Ownership Plan; and (g) 696,500 shares issuable upon the exercise of currently exercisable stock options.

(6)	Consists of (a) 300 shares held by IRA account f/b/o Robert S. McCoy, Jr.; (b) 7,771 shares issuable upon the exercise of currently exercisable stock options; and (c) 2,010 shares issuable upon the exercise of stock options that will be exercisable within 60 days of September 29, 2006.

(7)	Consists of (a) 4,000 shares owned beneficially by Margaret O. Morgan, Mr. Morgan’s spouse; and (b) 130,375 shares issuable upon the exercise of currently exercisable stock options.

(8)	Mr. Murphy resigned as an executive officer of Krispy Kreme effective December 1, 2005. As a result of his resignation, Mr. Murphy forfeited options to purchase 137,000 shares and options that he held to purchase 237,000 shares expired January 30, 2006.

(9)	Represents shares issuable upon the exercise of currently exercisable stock options.

(10)	Consists of (a) 236,000 shares held by the Robert Louis Strickland Revocable Living Trust, a trust of which Mr. Strickland is the sole trustee; (b) 12,000 shares held by Elizabeth Strickland, Mr. Strickland’s spouse; and (c) 24,375 shares issuable upon the exercise of currently exercisable stock options.

(11)	Includes 93,287 shares issuable upon the exercise of currently exercisable stock options.

Beneficial Owners of More Than 5% of Common Stock

The following table sets forth information about each person or entity known to Krispy Kreme to be the beneficial owner of more than 5% of Krispy Kreme’s outstanding common stock as of September 29, 2006.

	Number of
	Shares Beneficially		Percentage Beneficially
Name and Address of Beneficial Owner	Owned		Owned

Courage Capital Management, LLC	7,201,995	(1)	11.6%
Richard C. Patton Donald Farris 4400 Harding Road, Ste 503 Nashville, TN 37205
Jefferies Asset Management, LLC	6,000,000	(2)	9.7%
The Metro Center One Station Place Three North Stamford, CT 06902
Jefferies Paragon Master Fund, Ltd
Walker House, Mary Street George Town, Grand Cayman Islands, British West Indies
Mohamed Abdulmohsin Al Kharafi & Sons W.L.L.	4,133,000	(3)	6.7%
P.O. Box 886 Safat 13009 Kuwait
Goldman, Sachs & Co.	4,050,125	(4)	6.6%
The Goldman Sachs Group, Inc. 85 Broad Street New York, NY 10004
Jubilee Investments Limited Partnership	3,157,452	(5)	5.1%
435 Westover Avenue Winston-Salem, NC 27104

(1)	This information is based on Schedule 13G/A filed with the SEC on January 25, 2006 by Courage Capital Management, LLC, Richard C. Patton and Donald Ferris and a Form 4 filed with the SEC on March 15, 2006 by Courage Special Situations Master Fund, L.P. According to the Schedule 13G/A, Courage Capital Management, LLC, Richard C. Patton and Donald Farris have shared voting power and shared dispositive power with respect to 7,417,400 shares, of which 6,347,930 were owned directly by Courage Special Situations Master Fund, L.P. as of the date of such Schedule. Subsequently, according to the Form 4, Courage Special Situation Master Fund, L.P. reduced its ownership to 6,132,525 shares. Courage Capital Management, LLC is an investment advisor registered pursuant to Section 203 of the Investment Advisors Act of 1940, as amended, and has the discretion to vote and dispose of all of all of the shares reported in the Schedule 13G/A, as modified by the Form 4. Richard C. Patton and Donald Farris are members and managers of Courage Capital Management, LLC and may therefore be deemed to be the beneficial owners of such shares.

(2)	This information is based on Schedule 13G/A filed jointly with the SEC on February 14, 2006 by Jefferies Asset Management, LLC and Jefferies Paragon Master Fund, Ltd. According to the Schedule 13G/A, Jefferies Asset Management, LLC and Jefferies Paragon Master Fund, Ltd. have shared voting power and shared dispositive power with respect to 6,000,000 shares. Jefferies Asset Management, LLC filed the Schedule 13G/A as investment manager to Jefferies Paragon Master Fund, Ltd.

(3)	This information is based on Schedule 13G filed with the SEC on April 12, 2006 by Mohamed Abdulmohsin Al Kharafi & Sons W.L.L. According to the Schedule 13G, Mohamed Abdulmohsin Al Kharafi & Sons W.L.L. has sole voting power and sole dispositive power with respect to 4,133,000 shares. Mohamed Abdulmohsin Al Kharafi & Sons W.L.L. controls the Americana Group, Krispy Kreme’s franchisee in the Middle East.

(4)	This information is based on Schedule 13G/A filed with the SEC on February 3, 2006 by Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. According to the Schedule 13G/A, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have shared voting power with respect to 4,036,025 shares and shared dispositive power with respect to 4,050,125 shares.

(5)	Jubilee Investments Limited Partnership, formerly McAleer Investments Limited Partnership, is a partnership established by members of the McAleer family, including John N. McAleer, one of six general partners, as described in the table under “— Directors and Executive Officers” above, to hold shares of Krispy Kreme common stock.

Each general partner may be deemed to have shared dispositive and voting power. In addition to the 3,157,452 shares held by Jubilee Investments Limited Partnership, Mr. McAleer beneficially owns 1,309,824 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of outstanding options and shares available for future issuance of options under all of the Company’s equity compensation plans as of January 29, 2006.

Number of
	Number of			Securities Remaining
	Securities to			Available For
	Be Issued		Weighted Average	Future Issuance
	Upon Exercise		Exercise Price	Under Equity Compensation
	of Outstanding		of Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants	Securities Reflected
	and Rights		and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	3,489,700	(1)	$27.70	6,062,600	(2)
Equity compensation plans not approved by shareholders(3)(4)	2,588,700	(3)	1.58	—

Total	6,078,400		$16.58	6,062,600

(1)	Represents shares of common stock issuable pursuant to outstanding options under the 2000 Stock Incentive Plan.

(2)	Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan each employee of the Company or any participating subsidiary (other than those whose customary employment was for not more than five months per calendar year) was eligible to participate after the employee completed 12 months of employment, and each participant could elect to purchase shares of Company common stock at the end of quarterly offering periods. The amount of shares that could be purchased was based on the amount of payroll deductions a participant elected to have withheld and applied at the end of the purchase period to the purchase of shares (ranging from 1 to 15% of the participant’s base compensation). The purchase price for the shares was the lesser of the fair market value of the shares on the first day of the purchase period or the last day of the purchase period. Effective October 21, 2005, the Company halted purchases under the Employee Stock Purchase Plan.

(3)	Represents shares of common stock issuable pursuant to outstanding options under the 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted prior to the initial public offering of the Company’s common stock, and it was not submitted for approval by shareholders. The plan provides for the grant of stock options to employees, directors and consultants, as determined by the Compensation Committee, and it is administered by the Compensation Committee. No grants have been made under the 1998 Stock Option Plan subsequent to April 5, 2000, and the Company will not make any further grants under that plan.

(4)	The Company maintained a Nonqualified Stock Ownership Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to provide benefits that could not be provided under the Company’s tax-qualified Profit Sharing Stock Ownership Plan due to Internal Revenue Code limitations. Each year the Company credited benefits under the plan based on a discretionary percentage of the employees’ compensation in excess of Internal Revenue Code limits. Amounts credited under the plan were deemed to be invested in Company stock, and benefits were payable in the form of Company stock or, at the election of the participant, in cash. No amounts were credited to participants in the plan in fiscal 2005 or fiscal 2006. The Company also maintained a Nonqualified Deferred Compensation Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to allow participants to defer a portion of their compensation. Amounts deferred under the plan could, at the election of the participant, be deemed to be invested in Company stock, and benefits deemed vested in Company stock were payable in the form of Company stock or, at the election of the participant, in cash. The ability of participants to deem investments to be in Company stock was suspended effective November 8, 2005. Neither the Nonqualified Stock Ownership Plan nor the Nonqualified Deferred Compensation Plan was submitted for shareholder approval.

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

Each associate must purchase mix and equipment from us. As a result, we have outstanding accounts receivable, from time to time, with each of our associates. Additionally, our associates pay us franchise royalties. The table below shows, on a combined basis, KKM&D sales to and franchise royalties from our emeritus directors’ affiliated franchise companies during fiscal 2006.

Fiscal Year
Emeritus Director and	Ended January
Franchise Companies	29, 2006
(In thousands)

Frank E. Guthrie:	$868
Augusta Doughnut Company
Frank E. Guthrie and Robert L. McCoy:	$2,636
Magic City Doughnuts Corporation
Robert L. McCoy:	$4,741
Gulf-Fla. Holdings, Inc.
Steven D. Smith:	$2,005
Dale’s Doughnut Corp.
Dale’s Doughnuts of Dothan, Inc.
Smiths Doughnuts, Inc.

One of our agreements with Mr. Guthrie, which he has sublicensed to Magic City Doughnuts Corporation, obligates him to develop and operate a total of four stores in the Orlando, Florida area. Mr. Guthrie co-owns Magic City Doughnuts Corporation with Mr. McCoy. Mr. Smith co-owned Dallas Doughnuts with Joseph A. McAleer, Jr., a retired member of the Board of Directors. Our agreement with Mr. McAleer, which was sublicensed to Dallas Doughnuts, obligated him to develop and operate a total of eight stores in the Dallas/Fort Worth territory. Effective June 30, 2003, we repurchased the rights to this territory and the referenced agreement was terminated.

Relationship with Kroll Zolfo Cooper

On January 18, 2005, we retained Kroll Zolfo Cooper LLC as our financial advisor and interim management consultant and, on February 18, 2005, entered into a Services Agreement dated as of January 18, 2005 with KZC, Stephen F. Cooper and Steven G. Panagos. From January 18, 2005 to March 6, 2006, Mr. Cooper, who is currently Chairman of KZC, served as our Chief Executive Officer and Mr. Panagos served as our President and Chief Operating Officer. From March 6, 2006 to June 14, 2006, Mr. Cooper served as our Chief Restructuring Officer and Mr. Panagos served as our Director of Restructuring. Mr. Cooper and Mr. Panagos resigned from these positions on June 14, 2006 and are no longer officers of the Company. See Item 11, “Executive Compensation — Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of the Services Agreement. In fiscal 2005, fiscal 2006 and the first half of fiscal 2007, we incurred an aggregate of $332,000, $10.9 million and $2.7 million, respectively, related to KZC fees and expenses under the Services Agreement. In addition, on July 31, 2005, in satisfaction of our obligation to pay KZC a success fee under the Services Agreement, we issued to KZC a warrant to purchase 1,200,000 shares of our common stock at a cash exercise price of $7.75 per share. However, neither Mr. Cooper nor Mr. Panagos owns, directly or indirectly, any equity interests in KZC and neither individual is guaranteed any portion of any revenues or earnings generated by KZC from Krispy Kreme (including with respect to the warrant).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Pre-Approval of Audit and Non-Audit Services

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to Krispy Kreme by its independent accountants. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy. Under the policy, all audit and non-audit services must be pre-approved by the Audit Committee either (1) before the commencement of each service on a case-by-case basis — called “specific pre-approval” — or (2) by the description in sufficient detail in exhibits to the policy of particular services which the Audit Committee has generally approved, without the need for case-by-case consideration — called “general pre-approval.” Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or one of its members to whom the Audit Committee has delegated specific pre-approval authority. The policy describes the audit, audit-related, tax and other services which have received general pre-approval. These general pre-approvals allow Krispy Kreme to engage the independent accountants for the enumerated services for individual engagements up to the fee-limits described in the policy. Any engagement of the independent accountants pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent accountants to management. All of the services described above under Audit-Related Fees, Tax Fees and All Other Fees for fiscal 2004, 2005 and 2006 were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

1. Financial Statements.  See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

For each of the three years in the period ended January 29, 2006:

Schedule I — Condensed Financial Information of Registrant  150

3. Exhibits.

Exhibit		Description of
Number		Exhibits

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)
3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.2	—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.3	—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2005)
10.1	—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.2	—	Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.3	—	Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.4	—	Form of International Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.5	—	Form of International Development Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.6	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.7	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1(Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.8	—	Long-Term Incentive Plan dated January 30, 1993 (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

Exhibit		Description of
Number		Exhibits

10.9	—	Form of Promissory Note relating to termination of Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.10	—	Form of Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.11	—	Form of Promissory Note relating to restricted stock purchases (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.12	—	Consulting Agreement, effective January 17, 2005 by and between Krispy Kreme Doughnuts, Inc. and Scott A. Livengood (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2005)
10.13	—	Employment Agreement dated January 6, 2004 between the Registrant and Michael C. Phalen (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for fiscal 2004)**
10.14	—	Written Description of Employment Arrangements, effective June 27, 2005, between the Registrant and Douglas R. Muir (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 8, 2005)**
10.15	—	Employment Agreement, dated October 26, 2005 between Krispy Kreme Doughnut Corporation and Jeffrey L. Jervik (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2005)**
10.16	—	Employment Agreement, dated as of March 6, 2006, between Krispy Kreme Doughnuts, Inc, Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2006)**
10.17	—	Contractor Services Agreement dated September 11, 2006 by and among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Charles A. Blixt (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 14, 2006)**
10.18	—	1998 Employee and Non-Employee Director Stock Option Plan of Montana Mills (incorporated by reference to Exhibit 10.3 to Montana Mills Amendment No. 1 to Registration Statement on Form SB-2 (Commission File No. 333-86956), filed with the Commission on June 7, 2002)
10.19	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the Commission on October 4, 2000)**
10.20	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.21	—	Krispy Kreme Doughnut Corporation Nonqualified Stock Ownership Plan, effective February 1, 1999 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.22	—	First Lien Credit Agreement (the “First Lien Credit Agreement”) dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Issuing Lender, and Wells Fargo Foothill, Inc., as Collateral Agent (the “First Lien Collateral Agent”), Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.23	—	Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent (the “Administrative Agent”), Paying Agent, Fronting Bank and Collateral Agent (the “Second Lien Collateral Agent”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)

Exhibit		Description of
Number		Exhibits

10.24	—	First Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the First Lien Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.25	—	Second Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the Second Lien Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.26	—	Collateral Agency and Intercreditor Agreement dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the First Lien Collateral Agent, the Second Lien Collateral Agent and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.27	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.28	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.29	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.30	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.31	—	Amendment No. 3, dated as of December 12, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.32	—	Amendment No. 3, dated as of December 12, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.33	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.34	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.35	—	Amendment No. 5, dated as of April 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2006)
10.36	—	Amendment No. 5, dated as of April 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2006)
10.37	—	Amendment No. 6, dated as of July 31, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)
10.38	—	Amendment No. 6, dated as of July 31, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)
10.39	—	Amendment No. 7, dated as of October 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)
10.40	—	Amendment No. 7, dated as of October 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

Exhibit			Description of
Number			Exhibits

10.41		—	Services Agreement entered into on February 8, 2005, by and between Krispy Kreme Doughnuts, Inc. and Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC, dated as of January 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 10, 2005)**
10.42		—	Letter Agreement dated March 10, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2005)**
10.43		—	Amendment to Services Agreement dated as of March 31, 2005, by and between KKDI, Stephen F. Cooper, Steven G. Panagos and KZC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2005)**
10.44		—	Letter Agreement dated as of April 20, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2005)**
10.45		—	Letter Agreement dated as of May 24, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 27, 2005)**
10.46		—	Letter Agreement dated June 27, 2005, by and between Krispy Kreme Doughnuts, Inc., Stephen F. Cooper, Steven G. Panagos and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2005)**
10	.47*	—	Advisory Agreement, dated June 14, 2006, by and between Krispy Kreme Doughnuts, Inc. and Kroll Zolfo Cooper LLC**
10.48		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 8, 2004)**
10.49		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.50		—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2006)**
21*		—	List of Subsidiaries
24*		—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	Jan. 29,	Jan. 30,
	2006	2005
	( In thousands)

ASSETS
Investment in and advances to subsidiaries	$108,671	$240,943

SHAREHOLDERS’ EQUITY
Preferred stock	—	$—
Common stock	298,255	295,611
Unearned compensation	—	(17)
Notes receivable secured by common stock	—	(197)
Accumulated other comprehensive income	1,426	796
Accumulated deficit	(191,010)	(55,250)

Total shareholders’ equity	$108,671	$240,943

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

Equity in earnings (losses) of subsidiaries	$(135,760)	$(198,335)	$48,607
Miscellaneous expenses	—	(4)	(67)

Income (loss) before income taxes	(135,760)	(198,339)	48,540
Provision for income taxes (benefit)	—	—	(23)

Net income (loss)	$(135,760)	$(198,339)	$48,563

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004
	(In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$(135,760)	$(198,339)	$48,563
Equity in earnings of subsidiaries	135,760	198,335	(48,630)

Net cash used by operating activities	—	(4)	(67)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(351)	(1,361)	(19,518)

Net cash used for investing activities	(351)	(1,361)	19,518

CASH FLOW FROM FINANCING ACTIVITIES:
Net advances from subsidiaries	—	4	67
Proceeds from exercise of stock options	154	1,175	19,514
Proceeds from exercise of warrants	—	—	4
Collection of notes receivable secured by common stock	197	186	175

Net cash provided by financing activities	351	1,365	19,760

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Supplement schedule of non-cash investing and financing activities:
Issuance of stock in conjunction with acquisitions	$—	$—	$59,031
Issuance of restricted common shares	—	—	10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Michael C. Phalen
Name:  Michael C. Phalen

Title:	Chief Financial Officer

Date: October 31, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 31, 2006.

Signature	Title

/s/ James H. Morgan James H. Morgan	Chairman of the Board of Directors

/s/ Daryl G. Brewster Daryl G. Brewster	Director, Chief Executive Officer (Principal Executive Officer)

/s/ Michael C. Phalen Michael C. Phalen	Chief Financial Officer (Principal Financial Officer)

/s/ Douglas R. Muir Douglas R. Muir	Chief Accounting Officer (Principal Accounting Officer)

/s/ Mary Davis Holt Mary Davis Holt	Director

/s/ William T. Lynch William T. Lynch	Director

Signature	Title

/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director

/s/ Andrew J. Schindler Andrew J. Schindler	Director

/s/ Robert L. Strickland Robert L. Strickland	Director

/s/ Michael H. Sutton Michael H. Sutton	Director

/s/ Lizanne Thomas Lizanne Thomas	Director

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director