Form 10-Q
period 2005-05-01
KRISPY KREME DOUGHNUTS INC
filed 2006-11-09
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. Fiscal 2006, fiscal 2005 and fiscal 2004 mean the fiscal years ended January 29, 2006, January 30, 2005 and February 1, 2004, respectively.
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
     The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and corrected errors made in the application of GAAP. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 and 25 to the consolidated financial statements in the 2005 Form 10-K.
     The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
     All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.
     The Company filed its Annual Report on Form 10-K for fiscal 2006 (the “2006 Form 10-K”) on October 31, 2006.
FORWARD-LOOKING STATEMENTS
     This quarterly report contains statements about future events and expectations, including our business strategy, remediation plans with respect to internal controls and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
•	the outcome of pending governmental investigations, including by the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York, and a review by the Department of Labor;

•	the outcome of shareholder derivative and class action litigation;

•	potential indemnification obligations and limitations of our director and officer liability insurance;

•	material weaknesses in our internal control over financial reporting;

•	our ability to implement remedial measures necessary to improve our processes and procedures;

•	continuing negative publicity;

•	significant changes in our management;

•	the quality of franchise store operations;

•	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

•	disputes with our franchisees;

•	our ability to implement our international growth strategy;

•	currency, economic, political and other risks associated with our international operations;

•	the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

•	compliance with government regulations relating to food products and franchising;

•	our relationships with wholesale customers;

•	our ability to protect our trademarks;

•	risks associated with our high levels of indebtedness;

•	restrictions on our operations contained in our senior secured credit facilities;

•	our ability to meet our ongoing liquidity needs;

•	changes in customer preferences and perceptions;

•	risks associated with competition; and

•	other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission, including under Item 1A, “Risk Factors,” in the 2006 Form 10-K.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 1,	Jan. 30,
	2005	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,905	$27,686
Receivables	28,636	30,198
Accounts and notes receivable — related parties	16,214	15,510
Inventories	26,817	28,591
Deferred income taxes	3,913	3,913
Other current assets	12,444	13,465

Total current assets	134,929	119,363
Property and equipment	296,913	309,214
Non-current portion of notes receivable — related parties	2,008	2,120
Investments in equity method franchisees	4,985	5,973
Goodwill and other intangible assets	34,336	34,380
Insurance recovery receivable	34,967	—
Other assets	21,627	9,228

Total assets	$529,765	$480,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$48,017	$48,097
Book overdraft	259	8,480
Accounts payable	17,294	17,436
Accrued liabilities	44,616	43,622

Total current liabilities	110,186	117,635
Long-term debt, less current maturities	120,908	90,950
Deferred income taxes	3,913	3,913
Accrued litigation settlement	70,800	—
Other long-term obligations	33,074	26,447
Minority interests in consolidated franchisees	127	390

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	298,182	295,611
Unearned compensation	(13)	(17)
Notes receivable secured by common stock	(197)	(197)
Accumulated other comprehensive income	1,391	796
Accumulated deficit	(108,606)	(55,250)

Total shareholders’ equity	190,757	240,943

Total liabilities and shareholders’ equity	$529,765	$480,278

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands, except per share
	amounts)
		(restated)
Revenues	$152,519	$183,437
Operating expenses:
Direct operating expenses	126,260	142,430
General and administrative expenses	20,096	11,462
Depreciation and amortization expense	8,101	7,040
Impairment charges and lease termination costs	11,067	6,179
Settlement of litigation	35,833	—

Operating income (loss)	(48,838)	16,326
Interest income	229	178
Interest expense	(6,151)	(1,464)
Equity in (losses) of equity method franchisees	(754)	(639)
Minority interests in results of consolidated franchisees	539	(99)
Other income and (expense), net	30	(82)

Income (loss) from continuing operations before income taxes	(54,945)	14,220
Provision for income taxes (benefit)	(1,589)	5,202

Income (loss) from continuing operations	(53,356)	9,018
Discontinued operations, including income tax effects	—	(34,277)

(Loss) before cumulative effect of change in accounting principle	(53,356)	(25,259)
Cumulative effect of change in accounting principle, net of income taxes	—	(1,231)

Net (loss)	$(53,356)	$(26,490)

Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$(.86)	$.15
Discontinued operations	—	(.56)
Cumulative effect of change in accounting principle	—	(.02)

Net (loss)	$(.86)	$(.43)

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations	$(.86)	$.14
Discontinued operations	—	(.54)
Cumulative effect of change in accounting principle	—	(.02)

Net (loss)	$(.86)	$(.42)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(53,356)	$(26,490)
Items not requiring cash:
Depreciation and amortization	8,101	7,088
Deferred income taxes	(1,853)	3,525
Impairment charges, including $34,531 related to discontinued operations for the three months ended May 2, 2004	9,882	40,710
Settlement of litigation	35,833	—
Cumulative effect of change in accounting principle	—	1,231
Deferred rent expense	385	337
(Gain) on disposal of property and equipment	(13)	(5)
Share-based compensation	4,806	15
Provision for doubtful accounts, net of chargeoffs	(534)	246
Amortization of deferred financing costs	948	57
Minority interests in results of consolidated franchisees	(539)	99
Equity in losses of equity method franchisees	754	639
Cash distributions from equity method franchisees	299	562
Other	(43)	(130)
Change in assets and liabilities:
Receivables	1,762	(9,746)
Inventories	1,779	(3,836)
Other current assets	607	942
Income taxes	—	660
Accounts payable and accrued expenses	932	1,367
Other long-term obligations	1,748	856

Net cash provided by operating activities	11,498	18,127

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,501)	(20,300)
Proceeds from disposals of property and equipment	1,186	677
Investments in and advances to equity method franchisees	—	(585)
Collection of notes receivable	—	4,139
(Increase) decrease in other assets	(811)	302

Net cash used for investing activities	(6,126)	(15,767)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term debt	120,000	1,525
Repayment of long-term debt	(90,349)	(16,767)
Net borrowings on revolving credit lines	88	—
Deferred financing costs	(7,967)	(85)
Proceeds from exercise of stock options	63	699
Net change in book overdraft	(8,221)	4,547
Cash received from minority interests	213	—

Net cash provided by (used for) financing activities	13,827	(10,081)

Effect of exchange rate changes on cash	20	—

Cash balances of subsidiaries at date of consolidation	—	3,217

Net increase (decrease) in cash and cash equivalents	19,219	(4,504)
Cash and cash equivalents at beginning of period	27,686	21,029

Cash and cash equivalents at end of period	$46,905	$16,525

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$2,468
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other	Retained
					comprehensive	earnings
	Common	Common	Unearned	Notes	income	(accumulated
	shares	stock	compensation	receivable	(loss)	deficit)	Total
	(In thousands)
BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the three months ended May 1, 2005						(53,356)	(53,356)
Foreign currency translation adjustment, net of income tax benefit of $61					(14)		(14)
Unrealized gain from cash flow hedge, net of income taxes of $397					609		609

Total comprehensive (loss)							(52,761)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	32	63					63
Amortization of restricted shares			4				4

BALANCE AT MAY 1, 2005	61,788	$298,182	$(13)	$(197)	$1,391	$(108,606)	$190,757

BALANCE AT FEBRUARY 1, 2004 (restated)	61,286	$294,477	$(62)	$(383)	$(712)	$143,089	$436,409
Comprehensive income (loss):
Net (loss) for the three months ended May 2, 2004 (restated)						(26,490)	(26,490)
Foreign currency translation adjustment, net of income tax benefit of $36					(53)		(53)
Unrealized gain from cash flow hedge, net of income taxes of $188					286		286

Total comprehensive (loss) (restated)							(26,257)
Exercise of stock options, including tax benefit of $1,636	122	2,335					2,335
Amortization of restricted shares			15				15

BALANCE AT MAY 2, 2004 (restated)	61,408	$296,812	$(47)	$(383)	$(479)	$116,599	$412,502

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Overview
Restatement of financial statements
     In its 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations for fiscal 2004, fiscal 2003 and the first three quarters of fiscal 2005. The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and corrected errors made in the application of GAAP. Amounts set forth herein for the three months ended May 2, 2004 give effect to those restatements. See Notes 2 and 25 to the consolidated financial statements included in the 2005 Form 10-K for a description of the restatement adjustments, together with reconciliations of revenues, operating income and net income for the quarter ended May 2, 2004 as originally reported with the comparable amounts as restated.
     The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
Significant Accounting Policies
     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Reports on Form 10-K for the years ended January 29, 2006 and January 30, 2005. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Reports, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 30, 2005 were derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles.
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
     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its wholly-owned subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation (“KKDC”).
     As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. As of May 1, 2005, these entities include Glazed Investments, LLC (“Glazed Investments”) and Freedom Rings, LLC (“Freedom Rings”), franchisees of the Company, because the Company’s ownership interests in these entities enable the Company to exercise voting control over them.
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
     Prior to adoption of FIN 46(R), the Company eliminated profits on the sale of equipment and the initial franchise fees charged to New England Dough and KremeKo to the extent of its ownership interests in these entities. Had FIN 46(R) been in effect in such pre-adoption periods, the Company would have been required to eliminate 100% of such intercompany profits and revenues. Accordingly, upon adoption of FIN 46(R) in the first quarter of fiscal 2005, the Company eliminated the previously recognized intercompany profits and revenues described above related to New England Dough and KremeKo. Such elimination totaled $1,231,000 (after reduction for income taxes of $803,000), and appears under the caption “Cumulative effect of change in accounting principle, net of income taxes” in the consolidated statement of operations.
     Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company as a consequence of the CCAA filing; such deconsolidation will not be reflected in the Company’s financial statements until the quarter ended July 31, 2005 because, except for Freedom Rings, the results of operations of Consolidated Franchisees (as well as the Company’s share of income or loss from Equity Method Franchisees) are reflected in the Company’s results of operations on a one-month lag. Because the Company reacquired control of the KremeKo business in December 2005, the Company intends to account for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with APB 18.
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
     The following table sets forth amounts used in the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
Numerator: income (loss) from continuing operations	$(53,356)	$9,018

Denominator:
Basic earnings per share-weighted average shares outstanding	61,770	61,334
Effect of dilutive securities:
Stock options	—	2,237
Restricted stock	—	2

Diluted earnings per share-weighted average shares outstanding	61,770	63,573

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months ended May 1, 2005, because the Company incurred a loss from continuing operations and their inclusion would be antidilutive to the loss per share from continuing operations. “Out of the money” stock options and warrants with respect to 1,732,000 shares have been excluded from the diluted shares calculation for the three months ended May 2, 2004 because their inclusion would be antidilutive.
     STOCK-BASED COMPENSATION. The Financial Accounting Standards Board (“FASB”) has adopted Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (FAS 123”) which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. The Company has elected to continue use of the APB 25 intrinsic value method of accounting for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123, the Company’s losses would have been affected as set forth in the table below:

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands, except per share
	amounts)
		(restated)
Net loss, as reported	$(53,356)	$(26,490)
Add: stock-based expense charged to earnings, net of related tax effects for the three months ended May 2, 2004	4,806	15
Deduct: stock-based compensation expense determined under fair value method for all awards, net of related tax effects for the three months ended May 2, 2004	(7,696)	(2,900)

Pro forma net loss	$(56,246)	$(29,375)

Loss per share:
Reported loss per share — Basic	$(0.86)	$(0.43)
Pro forma loss per share — Basic	$(0.91)	$(0.48)
Reported loss per share — Diluted	$(0.86)	$(0.42)
Pro forma loss per share — Diluted	$(0.91)	$(0.46)
     Stock-based compensation for the three months ended May 1, 2005 includes $777,000 representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during the quarter to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company as more fully described in Note 2. The cost of the warrant is being charged to earnings from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable.
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

     The Company has concluded that the stock-based compensation amounts are not material either quantitatively or qualitatively to the Company’s consolidated financial statements in the affected periods and are not material to the fiscal 2006 consolidated financial statements. Accordingly, the Company has corrected the error by recording the approximately $4.0 million aggregate charge to earnings in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.
     The Company’s income tax returns for certain years currently are under examination by the Internal Revenue Service. In connection with that examination, the Company determined that certain income tax deductions related to exercises of stock options reflected in its fiscal 2004 tax return were overstated. The Company accounted for the tax benefit of such deductions as a deferred income tax asset, with a corresponding credit to common stock, in fiscal 2004. These accounting entries constituted errors because the Company was not entitled to the related income tax deductions. In fiscal 2005, the Company established a valuation allowance against its deferred income tax assets via a charge to earnings, and such charge was overstated as a consequence of the fiscal 2004 error related to the tax benefit of stock option exercises. Because the Company has concluded that these amounts were not material to the Company’s consolidated financial statements in the affected periods, and are not material to the fiscal 2006 consolidated financial statements, the Company has corrected the errors by recording an approximately $1.5 million charge to common stock and a corresponding credit to the provision for income taxes in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.
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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt the provisions of FAS 123(R), and expects to use a modified prospective transition method and the Black-Scholes option pricing model. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, will require a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. The Company currently expects to recognize SBP compensation expense for awards on a straight-line basis over the vesting period of the award. Pro forma net income and earnings per share amounts for the three months ended May 1, 2005 and May 2, 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-Based Compensation” above.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company will adopt this statement in fiscal 2007, but adoption of this statement will not have a material effect on the Company’s consolidated financial statements.

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
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement in fiscal 2007.
Note 2 — Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $53.4 million for the first quarter of fiscal 2006. The loss for the first quarter of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6. Cash provided by operating activities declined from $18.1 million in the first quarter of fiscal 2005 to $11.5 million in the first quarter of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first quarter of fiscal 2006, during which the Company’s revenues declined to $152.5 million from $183.4 million in the first quarter of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10). The loss for the first quarter of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $11.1 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
     In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged KZC, a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since that time, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described in Note 5, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations and selling certain non-strategic assets.

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
     For the year ended January 29, 2006, the Company’s revenues declined to $543.4 million from $707.8 million in fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. The Company incurred a loss of $135.8 million in fiscal 2006, and cash provided by operating activities declined to $1.9 million from $84.9 million in fiscal 2005.
     In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.
     The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants as described in Note 5. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted. The facilities contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5.
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

Note 3 — Receivables
     The components of receivables are as follows:

	May 1,	Jan. 30,
	2005	2005
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$19,481	$21,743
Unaffiliated franchisees	18,896	18,897
Current portion of notes receivable	968	937
Less — allowance for doubtful accounts	(10,709)	(11,379)

	$28,636	$30,198

Receivables from related parties:
Equity Method Franchisees:
Trade	$13,834	$12,804
Current portion of notes receivable	2,032	2,000
Less — allowance for doubtful accounts	(1,241)	(1,105)

	14,625	13,699

Franchisees owned by Directors emeriti:
Trade	1,454	1,669
Current portion of notes receivable	135	142

	1,589	1,811

	$16,214	$15,510

Non-current portion of notes receivable from related parties:
Equity Method Franchisees	$1,882	$1,958
Franchisees owned by Directors emeriti	126	162

	$2,008	$2,120

Note 4 — Inventories
     The components of inventories are as follows:

	May 1,	Jan. 30,
	2005	2005
	(In thousands)
Raw materials	$7,598	$8,210
Work in progress	30	56
Finished goods	6,295	7,225
Purchased merchandise	12,743	12,948
Manufacturing supplies	151	152

	$26,817	$28,591

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	May 1,	Jan. 30,
	2005	2005
	(In thousands)
Krispy Kreme Doughnut Corporation:
$225 million Secured Credit Facility	$120,000	$—
$119.3 million revolving line of credit	—	59,000
$30.7 million term loan	—	28,600
Capital lease obligations	6,118	7,360

	126,118	94,960

Glazed Investments:
$12 million credit facility	6,715	7,003
Real estate and equipment loans	6,163	6,347
Capital lease obligations	1,366	1,370
Subordinated notes	136	136

	14,380	14,856

New England Dough:
$14.4 million term loans	13,247	13,487
$12 million revolving line of credit	1,694	1,606

	14,941	15,093

KremeKo:
Credit facility	11,010	11,581
Building and equipment loans	2,159	2,199
Capital lease obligations	317	358

	13,486	14,138

	168,925	139,047
Less: current maturities	(48,017)	(48,097)

	$120,908	$90,950

Secured Credit Facilities
     On April 1, 2005, the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). KKDC is the borrower under each of the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under a bank credit facility (which was then terminated) and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.
     During the first quarter of fiscal 2006, the Company wrote off approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 related to the termination of an interest rate hedge related to such financing. Such charges are included in interest expense in the accompanying consolidated statement of operations.
     Both the First Lien Revolver and the Second Lien Revolver contain provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit reduces the amount available for cash borrowings under the related revolver. On the closing date, the Company obtained approximately $9.2 million of letters of credit (the “Backstop LCs”) under the Second Lien Revolver, which were issued to secure the Company’s reimbursement obligations relating to letters of credit issued under the retired credit facility, and a new letter of credit of $6.0 million to secure obligations to one of the Company’s banks. The letters of credit issued under the retired credit facility (the majority of which secured the Company’s obligations under self-insured worker’s compensation insurance policies) subsequently were replaced with new letters of credit issued under the Second Lien Revolver, and corresponding amounts of the Backstop LCs were terminated.
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
     Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. The operation of this restriction, and the restrictive financial covenants described below, may limit the amount the Company may borrow under the First Lien Revolver to less than $75 million. As defined in the agreement, “Consolidated EBITDA,” a non-GAAP measure, means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations described in the Note 6 (including, but not limited to, the purported securities class action litigation, the shareholder derivative actions and the purported ERISA class action litigation) the costs and expenses paid to KZC and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of Equity Method Franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the Consolidated Franchisees.
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
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. The Company is first required to measure compliance with these covenants for the quarter ending July 31, 2005. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of May 1, 2005, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $90 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
     The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.
Consolidated Franchisees
     Each of Glazed Investments, New England Dough and KremeKo had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and contained various financial and other covenants. At May 1, 2005, each of Glazed Investments, New England Dough and KremeKo was in violation of one or more covenants under its credit facilities, and accordingly all borrowings outstanding under those facilities were classified as current liabilities at that date.
     Accounts receivable, inventories and property and equipment having carrying values of approximately $1.3 million, $500,000 and $29.3 million at May 1, 2005 are pledged as collateral for indebtedness of New England Dough and KremeKo, VIEs whose financial statements have been consolidated with those of the Company pursuant to FIN46(R). Creditors of these entities have no recourse to the general credit of the Company except to the extent of the Company’s guarantees of certain of these entities’ indebtedness; such guarantees totaled approximately $18.1 million at May 1, 2005.
     Subsequent to May 1, 2005, all of the indebtedness of Consolidated Franchisees was paid or otherwise settled as described in Note 9.
Note 6 — Commitments and Contingencies
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
     The Company estimated that, based on the current market price of its common stock, it will issue approximately 1,875,000 shares of its common stock and warrants to purchase approximately 4,400,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be equal to 125% of the average of the closing prices of the Company’s common stock for the 10-day period surrounding the filing of its 2006 Form 10-K.
     The Company has recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned on the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.
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
ERISA Class Action
     On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement would include a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4,750,000. The Company and the individual defendants deny any and all wrongdoing and would pay no money in the settlement. Several contingent events must be satisfied before the settlement becomes final, including final approval by the United States District Court where the matter is pending. It is anticipated that if the United States District Court gives final approval to the proposed settlement, this matter will be resolved finally by the end of calendar 2007. Other long-term obligations in the accompanying consolidated balance sheet as of May 1, 2005 includes an accrual equal to the $4.75 million proposed settlement amount, and a related receivable from the insurer of an equal amount is included in other assets at that date.

Franchisee Litigation
     Lone Star. On May 19, 2005, KKDC was sued by one of its area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before- delivery terms, and referred the matter to the American Arbitration Association for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, the Company reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment and a de-identification of all former Krispy Kreme locations.
     Sweet Traditions. On July 19, 2005, KKDC was sued by one of its area developers, Sweet Traditions, LLC, and its Illinois corporate entity Sweet Traditions of Illinois, LLC, in the Circuit Court for St. Clair County, Illinois seeking specific performance, declaratory judgment and injunctive relief, as well as moving for a temporary restraining order and preliminary injunction. Sweet Traditions sought to compel KKDC to continue to supply product to its franchisee stores without payment. On July 22, 2005, the case was removed to the United States District Court for the Southern District of Illinois. On July 27, 2005, the District Court entered an order denying Plaintiffs’ Motion for Preliminary Injunction on the basis that their claims had no reasonable likelihood of success on the merits. A settlement was reached between the parties and on August 25, 2006 a joint stipulation for dismissal of the litigation with prejudice was filed with the court. The court dismissed the case on August 28, 2006.
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
SEC Investigation
     On October 7, 2004, the staff of the Commission advised the Company that the Commission had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.
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

Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liability related to these guarantees was approximately $24.5 million and $25.1 million at May 1 and January 30, 2005, respectively, exclusive of guarantees related to Consolidated Franchisees. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at May 1 and January 30, 2005, approximately $24.4 million and $24.6 million, respectively, relates to Equity Method Franchisees, as summarized in Note 9. The percentage guaranteed generally approximates the Company’s ownership percentage in the franchisee. The remaining guarantees relate to franchisees in which the Company has no ownership interest. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the respective agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.
Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
Impairment charges:
Impairment of long-lived assets	$9,842	$5,672
Impairment of reacquired franchise rights	40	—
Other	—	507

Total impairment charges	9,882	6,179

Lease termination costs:
Provision for termination costs	1,446	—
Less — reversal of previously recorded deferred rent expense	(261)	—

Net provision	1,185	—

	$11,067	$6,179

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

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
Balance at beginning of period	$2,281	$—

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	996	—
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	430	—
Accretion of discount	20	—

Total provision	1,446	—

Payments	(348)	—

Balance at end of period	$3,379	$—

Note 8 — Segment Information
     The Company’s reportable segments are Company Stores, Franchise and Krispy Kreme Manufacturing and Distribution (“KKM&D”). The Company Store segment is comprised of the operating activities of the stores owned by the Company and by consolidated franchisees. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores is purchased from the KKM&D segment. The Franchise segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.
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
     The following table presents the results of operations of the Company’s reportable segments. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment and lease termination costs and settlement of litigation.

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
Revenues:
Company Stores	$113,475	$124,667
Franchise	4,949	7,052
KKM&D	70,656	96,380
Intersegment sales eliminations	(36,561)	(44,662)

Total revenues	$152,519	$183,437

Operating income (loss):
Company Stores	$2,984	$10,206
Franchise	3,524	5,310
KKM&D	12,129	18,918
Unallocated general and administrative expenses	(20,575)	(11,929)
Impairment charges and lease termination costs	(11,067)	(6,179)
Settlement of litigation	(35,833)	—

Total operating income (loss)	$(48,838)	$16,326

Depreciation and amortization expense:
Company Stores	$6,715	$5,728
Franchise	40	43
KKM&D	867	802
Corporate administration	479	467

Total depreciation and amortization expense	$8,101	$7,040

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.
Note 9 — Investments in Franchisees
     Consolidated Franchisees
     Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice (the “Ontario Court”) entered an order affording KremeKo protection from its creditors under the CCAA; this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company coincident with the CCAA filing; such deconsolidation will not be reflected in the Company’s financial statements until the quarter ended July 31, 2005 because, except for Freedom Rings, the results of operations of Consolidated Franchisees and the Company’s share of income or loss from Equity Method Franchisees are reflected in the Company’s results of operations on a one-month lag.
     An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. Because the Company reacquired control of the KremeKo business in December 2005, the Company intends to account for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with APB 18.
     On October 15, 2005, the Company acquired the 30% interest in Freedom Rings owned by the minority investor in exchange for nominal consideration. On October 16, 2005, Freedom Rings filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Freedom Rings’ financial statements. All of Freedom Rings’ stores have been closed and its operations have been substantially wound up.

     In December 2005, the Company and the minority investors in New England Dough reached an agreement to reorganize the operations of the business. In connection with that agreement, the Company acquired three New England Dough stores, a fourth store was acquired by the minority investors, and the remaining New England Dough stores were closed. The Company and the minority owners of New England Dough retired its outstanding debt, which was subject to guarantees of the owners in proportion to their ownership interests (approximately 60% of New England Dough is owned by the Company and approximately 40% is owned by a minority investor). New England Dough’s affairs have been substantially wound up.
     On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. As part of this transaction, the Company assigned its interest in KK Wyotana, LLC to the purchaser of the Glazed Investments stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness.
     Equity Method Franchisees
     As of May 1, 2005, the Company has invested in 13 Equity Method Franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to Equity Method Franchisees are summarized in the table below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	May 1, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(34)	$1,199	$58	$41	$2,950
Amazing Glazed, LLC	(104)	717	74	58	2,546
Amazing Hot Glazers, LLC	152	160	24	16	929
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(54)	127	—	—	1,554
KK Wyotana, LLC	—	35	—	—	—
KKNY, LLC	(7)	655	—	—	—
Kremeworks, LLC	640	2,258	900	—	2,667
Krispy Kreme Australia Pty Limited	(19)	2,773	952	1,755	4,398
Krispy Kreme of South Florida, LLC	144	1,838	—	—	8,060
Krispy Kreme U.K. Limited	3,180	2,126	—	—	860
Krispy Kreme Mexico, S. de R.L. de C.V	997	992	—	—	—
Priz Doughnuts, LP	—	954	24	12	452

	$4,985	$13,834	$2,032	$1,882	$24,416

	January 30, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(33)	$1,222	$58	$55	$3,001
Amazing Glazed, LLC	22	443	73	76	2,590
Amazing Hot Glazers, LLC	175	122	23	22	951
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(44)	110	—	—	1,578
KK Wyotana, LLC	—	51	—	—	—
KKNY, LLC	(7)	1,199	—	—	—
Kremeworks, LLC	638	3,072	900	—	2,667
Krispy Kreme Australia Pty Limited	385	1,551	922	1,767	4,419
Krispy Kreme of South Florida, LLC	413	1,310	—	20	8,068
Krispy Kreme U.K. Limited	3,327	1,456	—	—	851
Krispy Kreme Mexico, S. de R.L. de C.V	1,007	1,363	—	—	—
Priz Doughnuts, LP	—	905	24	18	468

	$5,973	$12,804	$2,000	$1,958	$24,593

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
Note 10 — Discontinued Operations
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
     Summarized results from discontinued operations for the three months ended May 2, 2004 are as follows:

Three
Months
Ended
May 2,
2004
(In thousands)
(restated)
Revenues	$1,490

Loss before income taxes, including impairment charges of $34,531	$(35,463)
Provision for income taxes (benefit)	(1,186)

Net loss from discontinued operations	$(34,277)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including the Company’s Hot Original Glazed™, are made, sold and distributed and where a broad array of coffees and other beverages are offered.
     As of May 1, 2005, there were 420 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 170 were owned by the Company (including 48 owned by consolidated franchisees) and 250 were owned by franchisees (other than consolidated franchisees). Of the 420 total stores, there were 381 factory stores and 39 satellites; 385 stores were located in the United States and 35 were located in other countries.
     Factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting stores) and off-premises sales (sales to supermarkets, convenience stores, mass merchants and other food service and institutional accounts). Satellite stores consist primarily of the fresh shop, kiosk and tunnel oven formats. Tunnel oven stores contain heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosk locations do not contain doughnut heating technology.
     The Company generates revenues from three distinct sources: stores operated by the Company, referred to as Company Stores; franchise fees and royalties from franchise stores, referred to as Franchise; and a vertically integrated supply chain, referred to as Krispy Kreme Manufacturing and Distribution, or KKM&D.
     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein. Financial information for the three months ended May 2, 2004 reflects the restatement adjustments described in Notes 2 and 25 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2005.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in the Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. These sales declines continued in the first quarter of fiscal 2006, in which systemwide and Company average weekly sales per factory store decreased approximately 21.0% and 25.5%, respectively, compared to the first quarter of fiscal 2005. The 25.5% decline in Company average weekly sales per factory store resulted in a larger percentage decline in Company Store profitability due to the significant fixed or semi-fixed nature of many store operating costs. In response to the declining sales, the Company closed 16 poorly performing factory stores during the quarter, and recorded impairment charges and lease termination costs of approximately $11.1 million related to store closing decisions. Also in the first quarter, lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise Operations segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.
RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the first quarter of fiscal 2006 and 2005 expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended
	May 1,	May 2,
	2005	2004
		(restated)
Revenues	100.0%	100.0%
Operating expenses:
Direct operating expenses	82.8	77.6
General and administrative expenses	13.2	6.2
Depreciation and amortization expense	5.3	3.8
Impairment charges and lease termination costs	7.3	3.4
Settlement of litigation	23.5	—

Operating income (loss)	(32.0)%	8.9%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the three months ended May 2, 2004, represent stores operated by KremeKo and New England Dough, franchisees whose financial statements were first consolidated with those of the Company as of May 2, 2004, the end of the first quarter of fiscal 2005. KremeKo filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing, but such deconsolidation will not be reflected in the Company’s financial statements until the second quarter of fiscal 2006 because KremeKo’s results of operations (as well as the results of two other Consolidated Franchisees and all Equity Method Franchisees) are reflected in the Company’s results of operations on a one-month lag.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended May 1, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	2	5
Closed	(16)	(4)	(20)
Transferred	—	—	—

MAY 1, 2005	162	219	381

Three months ended May 2, 2004:
FEBRUARY 1, 2004	141	216	357
Opened	3	13	16
Closed	—	(1)	(1)
Transferred	24	(24)	—

MAY 2, 2004	168	204	372

(1)	Excludes satellites.
     The table below presents average weekly sales per factory store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represents the aggregate number of weeks in a period that factory stores or all stores were in operation.
     Systemwide sales, a non-GAAP financial measure, include the sales by both our Company and franchise stores. The Company believes systemwide sales data is useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company Stores, including the sales by consolidated franchisees’ stores, sales to non-consolidated franchisees by the KKM&D business segment, and royalties and fees received from franchisees, but exclude the sales by franchise stores to their customers.

	Three months ended
	May 1,	May 2,
	2005	2004
	In thousands, except
	operating weeks)
		(restated)
Average weekly sales per factory store (1):
Company	$50.2	$67.4
Systemwide	$47.9	$60.6
Factory Store operating weeks:
Company	2,253	1,841
Systemwide	5,081	4,660
Average weekly sales per store (1):
Company	$48.8	$63.4
Systemwide	$44.5	$57.1
Store operating weeks:
Company	2,317	1,958
Systemwide	5,462	4,947

(1)	Excludes sales between company and franchise stores.
THREE MONTHS ENDED MAY 1, 2005 COMPARED TO THREE MONTHS ENDED MAY 2, 2004
Overview
     Systemwide sales for the first quarter of fiscal 2006 decreased 13.7% compared to the first quarter of fiscal 2005. The decrease was attributable to a 22.1% decrease in average weekly sales per store, partially offset by a 10.4% increase in store operating weeks. The systemwide sales decrease reflects a 9.0% decrease in Company Stores sales and a 17.8% decrease in franchise store sales.
Revenues
     Total revenues decreased 16.9% to $152.5 million for the three months ended May 1, 2005 from $183.4 million for the three months ended May 2, 2004. This decrease was comprised of a 9.0% decrease in Company Stores revenues to $113.5 million, a 29.8% decrease in Franchise revenues to $4.9 million, and a 34.1% decrease in KKM&D revenues to $34.1 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$113,475	$124,667
Franchise	4,949	7,052
KKM&D	34,095	51,718

Total revenues	$152,519	$183,437

PERCENTAGE OF TOTAL REVENUES:
Company Stores	74.4%	68.0%
Franchise	3.2	3.8
KKM&D	22.4	28.2

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 9.0% to $113.5 million in the first quarter of fiscal 2006 from $124.7 million in the first quarter of fiscal 2005. The decrease reflects a 23.0% decline in average weekly sales per store, partially offset by a 18.3% increase in store operating weeks. The revenue decline reflects lower average per store off-premises sales and, to a lesser extent, lower average on-premises sales per store, each of which reflects lower volumes. First quarter fiscal 2006 revenues include approximately $9.8 million related to KremeKo and New England Dough, franchisees whose financial statements were consolidated with those of the Company upon adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as of the end of the first quarter of fiscal 2005. Excluding the effects of these consolidations, Company Stores revenue declined 16.9% from the prior year.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 29.8% to $4.9 million in the first quarter of fiscal 2006 from $7.1 million in the first quarter of fiscal 2005. The decline in franchise revenues reflects a decline in royalty revenues resulting from lower sales by franchisees in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in the first quarter of fiscal 2006 compared to the first quarter of the prior year. In addition, during the first quarter of fiscal 2006, the Company did not recognize as revenue approximately $800,000 of uncollected royalties which accrued during the period because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $130 million in the first quarter of fiscal 2006 compared to approximately $158 million in the first quarter of fiscal 2005. Sales by franchise stores in the fiscal 2006 period do not include approximately $9.8 million of sales related to KremeKo and New England Dough, whose financial statements were consolidated with those of the Company as of the end of the first quarter of fiscal 2005.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 34.1% to $34.1 million in the first quarter of fiscal 2006 from $51.7 million in the first quarter of fiscal 2005. The most significant reason for the decrease in revenues was lower average sales per franchise store, which resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, reduced store expansion by franchisees in the first quarter of fiscal 2006 compared to the prior year resulted in lower equipment sales. In the first quarter of fiscal 2006, franchisees opened 2 new factory stores compared to 13 in the first quarter of fiscal 2005.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 82.8% of revenues in the first quarter of fiscal 2006 compared to 77.6% of revenues in the first quarter of fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$97,312	$101,263
Franchise	1,385	1,699
KKM&D	27,563	39,468

Total direct operating expenses	$126,260	$142,430

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	85.8%	81.2%
Franchise	28.0%	24.1%
KKM&D	80.8%	76.3%
Total direct operating expenses	82.8%	77.6%
     Direct operating expenses as a percentage of revenues increased in all three segments. The increase in direct operating expenses as a percentage of revenues in each segment reflects the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base compared to the first quarter of fiscal 2005, particularly in the Company Stores and KKM&D segments. In addition, the Company Stores segment, for which direct operating expenses as a percentage of revenues are higher than either the Franchise or KKM&D segment, represented 74.4% of consolidated revenues in the first quarter of fiscal 2006 compared to 68.0% of consolidated revenues in the first quarter of fiscal 2005.

General and Administrative Expenses
     General and administrative expenses increased to $20.1 million, or 13.2% of total revenues, in the first quarter of fiscal 2006 from $11.5 million, or 6.3% of total revenues, in the first quarter of fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $8.0 million (net of estimated insurance recoveries of approximately $2.5 million) for the first quarter of fiscal 2006. In addition, general and administrative expenses in the first quarter of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses for the first quarter of fiscal 2006 were approximately 5.3% of total revenues. Among the more significant reductions in general and administrative expenses in the first quarter of fiscal 2006 compared to the comparable quarter of the preceding year were reductions of approximately $1.3 million in executive compensation, benefits and travel; approximately $750,000 in the cost of corporate aircraft; approximately $900,000 in charitable contributions; and approximately $500,000 in investor relations costs. The decline in general and administrative expenses as a percentage of revenues also reflects the consolidation of KremeKo and New England Dough, whose sales are included in revenues for the three months ended May 1, 2005; all of these entities’ operating costs are reflected in direct operating expenses.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased to $8.1 million, or 5.3% of total revenues, in the first quarter of fiscal 2006 from $7.0 million, or 3.8% of total revenues, in the first quarter of fiscal 2005. Most of the increase in depreciation and amortization expense was due to the consolidation of the financial statements of KremeKo and New England Dough. Depreciation and amortization expense as a percentage of total revenues rose primarily due to the decline in revenues from the prior year.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $11.1 million in the first quarter of fiscal 2006 compared to $6.2 million in the first quarter of fiscal 2005. The charge in the first quarter of fiscal 2006 consisted of approximately $9.9 million of impairment charges (substantially all of which related to long-lived assets) and approximately $1.2 million of lease termination costs. The charge in the first quarter of fiscal 2005 consisted entirely of impairment charges, substantially all of which related to long-lived assets. Substantially all the charges in both periods arose from store closing decisions. The Company closed 16 factory stores in the first quarter of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Settlement of Litigation
     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company agreed to issue to the plaintiffs a combination of common stock and warrants to acquire common stock. In the first quarter of fiscal 2006, the Company recorded a charge for the anticipated settlement of $35.8 million, representing the estimated fair value of the 1,875,000 shares of common stock and warrants to acquire 4,400,000 shares of common stock estimated to be issued by the Company, based upon the price of the Company’s common stock as of late October 2006. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the settlement, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.
Interest Expense
     Interest expense increased to $6.2 million in the first quarter of fiscal 2006 from $1.5 million in the first quarter of fiscal 2005. The aggregate costs associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities), including interest, fees and amortization of deferred debt issue costs, increased approximately $2.6 million for the three months ended May 1, 2005, from the comparable quarter of the preceding year. Of the $2.6 million increase, approximately $1.4 million reflects higher outstanding debt balances, interest rates, lender margin and transaction costs in the first quarter of fiscal 2006 compared to the prior year quarter; the remainder of the increase reflects one-time fees and expenses associated with the bank credit facility prior to its retirement. In addition, interest expense in the first quarter of fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing, approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing, and approximately $560,000 of interest expense related to indebtedness of KremeKo and New England Dough, whose financial statements were first consolidated with those of the Company at the end of the first quarter of fiscal 2005.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $754,000 in the first quarter of fiscal 2006 compared to $639,000 in the first quarter of fiscal 2005. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interests in those franchisees. In the first quarter of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $539,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the quarter. In the first quarter of fiscal 2005, minority investors’ shared in $99,000 of the aggregate net earnings recognized by Glazed Investments and Freedom Rings.
Provision for Income Taxes
     The provision for income taxes on continuing operations was a benefit of $1.6 million in the first quarter of fiscal 2006, which includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes for the first quarter of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. The provision for income taxes on continuing operations in the first quarter of fiscal 2005 approximated 36.6% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes.
Income (Loss) From Continuing Operations
     The Company incurred a loss from continuing operations of $53.4 million for the first quarter of fiscal 2006, compared to income from continuing operations of $9.0 million for the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2006 and 2005.

	Three Months Ended
	May 1,	May 2,
	2005	2004
	(In thousands)
		(restated)
Net cash provided by operating activities	$11,498	$18,127
Net cash used for investing activities	(6,126)	(15,767)
Net cash provided by (used for) financing activities	13,827	(10,081)
Effect of exchange rate changes on cash	20	—
Cash balances of subsidiaries at date of initial consolidation	—	3,217

Net increase (decrease) in cash and cash equivalents	$19,219	$(4,504)

Cash Flows from Operating Activities
     Net cash provided by operating activities was $11.5 million and $18.1 million in the first quarter of fiscal 2006 and 2005, respectively. In the first quarter of fiscal 2006, cash flow from operating activities was adversely affected by a decline in sales and lower operating margins compared to the first quarter of fiscal 2005. These trends continued for the balance of fiscal 2006.
Cash Flows from Investing Activities
     Net cash used for investing activities was $6.1 million and $15.8 million in the first quarter of fiscal 2006 and 2005, respectively. The decline in cash used for investing activities principally reflects significantly reduced capital expenditures in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Capital expenditures will continue to be substantially lower in fiscal 2006 than in fiscal 2005 because the Company substantially eliminated store expansion in fiscal 2006. In addition, the fiscal 2005 period included investing cash inflows of $4.1 million from the collection of notes receivable associated with a group of stores sold to a franchisee in fiscal 2004.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $13.8 million in the first quarter of fiscal 2006, compared to net cash used for financing activities of $10.1 million in the first quarter of fiscal 2005.
     During the first quarter of fiscal 2006, the Company closed the Secured Credit Facilities described below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under a prior credit facility (which was terminated) and approximately $8.0 million to pay fees, costs and expenses associated with the new facility.
Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $53.4 million for the first quarter of fiscal 2006. The loss for the first quarter of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. Cash provided by operating activities declined from $18.1 million in the first quarter of fiscal 2005 to $11.5 million in the first quarter of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first quarter of fiscal 2006, during which the Company’s revenues declined to $152.5 million from $183.4 million in the first quarter of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6 to the consolidated financial statements appearing elsewhere herein. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.

     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10 to the consolidated financial statements appearing elsewhere herein). The loss for the first quarter of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $11.1 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
     In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged KZC, a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since that time, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations and selling certain non-strategic assets.
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
     For the year ended January 29, 2006, the Company’s revenues declined to $543.4 million from $707.8 million in fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. The Company incurred a loss of $135.8 million in fiscal 2006, and cash provided by operating activities declined to $1.9 million from $84.9 million in fiscal 2005.
     In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.
     The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants as described in Note 5 to the consolidated financial statements appearing elsewhere herein. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted. The facilities contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5 to the consolidated financial statements appearing elsewhere herein.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009, but has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.
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

     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The Company has entered into an interest rate derivative contract having a notional principal amount of $75 million which eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. The Company’s consolidated franchisees are parties to various debt agreements used to finance store development and working capital needs, substantially all of which bear interest at floating rates. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations.
     As of May 1, 2005, the Company had approximately $120 million in cash borrowings (excluding leases and indebtedness of Consolidated Franchisees). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of May 1, 2005, all of which mature in fiscal 2006, is set forth in the table below.

		Weighted	Contract	Fair
	Contract Volume	Average Price	Amount	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Soybean oil	6,000,000 lbs.	$0.2040/lb.	$1,224	$134
Wheat	250,000 bushels	$3.32/bushel	$830	32

				$166

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of May 1, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2005 Form 10-K and 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of May 1, 2005, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of additional procedures as discussed under “Remediation of Material Weaknesses” and “Subsequent Material Changes in Internal Control over Financial Reporting” below, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were changes in the Company’s internal control over financial reporting during the quarter ended May 1, 2005 and throughout fiscal 2006, as more fully set forth in Item 9A, “Controls and Procedures,” of the 2006 Form 10-K. The report of management on internal control over financial reporting as of January 29, 2006 included in the 2006 Form 10-K is reproduced below.
Management’s Report on Internal Control over Financial Reporting (as of January 29, 2006)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; provide reasonable assurance that receipts and expenditures are being made only in accordance with our and/or our Board of Directors’ authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     From time to time the Company is subject to claims and suits arising in the course of business. The Company maintains customary insurance policies against claims and suits which arise in the course of business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.
     Except as disclosed below, the Company is currently not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or results of operations.
Governmental Investigations
     SEC Investigation. On October 7, 2004, the staff of the Commission advised us that the Commission had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.
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
     State Franchise/FTC Inquiry On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of our financial statements and requested that the Company provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. Earlier in 2005, the Company chose not to renew its disclosure document in the Registration States because the Company realized that its financial statements would need to be restated and because the Company had stopped selling domestic franchises. The Company is fully cooperating with the inquiry and has delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. The Company has not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.
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
     With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the current market price of the Company’s common stock as of late October 2006). All claims against defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. The settlement is subject to preliminary and final approval of the court.
     With respect to the derivative litigation, the Stipulation provides for the settlement and dismissal with prejudice of all claims against defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the Commission or the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him and counsel for the derivative plaintiffs are deferring their application for fees until conclusion of the derivative actions against Mr. Livengood. All other claims against defendants named in the derivative actions will be dismissed with prejudice without paying any consideration, consistent with the findings and conclusions of the Special Committee in its report of August 2005.
     The Company estimated that, based on the market price of its common stock as of late October 2006, it will issue approximately 1,875,000 shares of its common stock and warrants to purchase approximately 4,400,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be equal to 125% of the average of the closing prices of the Company’s common stock for the 10-day period surrounding the filing of the 2006 Form 10-K.
     The Company has recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned upon the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.
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
Item 1A. RISK FACTORS.
     Any material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2005 Form 10-K have been incorporated into the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2006 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
Item 5. OTHER INFORMATION.
     None.
Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)

10.1	—	Amendment No. 5, dated as of April 30, 2006, to the First Lien Credit Agreement (the “First Lien Credit Agreement”) dated as of April 1, 2005, as amended, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Issuing Lender, and Wells Fargo Foothill, Inc., as Collateral Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2006)

10.2	—	Amendment No. 5, dated as of April 30, 2006, to the Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of April 1, 2005, as amended, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent, Paying Agent, Fronting Bank and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 3, 2006)

10.3	—	Amendment No. 6, dated as of July 31, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)

10.4	—	Amendment No. 6, dated as of July 31, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)

10.5	—	Contractor Services Agreement effective September 11, 2006, between KKDI, KKDC and Charles A. Blixt (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 14, 2006)

10.6	—	Amendment No. 7, dated as of October 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

Exhibit
Number		Description of Exhibits
10.7	—	Amendment No. 7, dated as of October 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)

10.8	—	Advisory Agreement, dated June 14, 2006, by and between Krispy Kreme Doughnuts, Inc. and Kroll Zolfo Cooper LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 filed October 31, 2006)

10.9	—	Stipulation and Agreement of Class and Derivative Settlement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: November 9, 2006	By:	/s/ Daryl G. Brewster
Name: Daryl G. Brewster
Title: Chief Executive Officer

Date: November 9, 2006	By:	/s/ Michael C. Phalen
Name: Michael C. Phalen
Title: Chief Financial Officer