Form 10-Q
period 2005-07-31
KRISPY KREME DOUGHNUTS INC
filed 2006-11-09
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16485
KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization) 370 Knollwood Street, Winston-Salem, North Carolina (Address of principal executive offices)	56-2169715 (I.R.S. Employer Identification No.) 27103 (Zip Code)
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 31,	January 30,
	2005	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,638	$27,686
Receivables	24,724	30,198
Accounts and notes receivable — related parties	20,819	15,510
Inventories	26,769	28,591
Deferred income taxes	3,913	3,913
Other current assets	19,446	13,465

Total current assets	132,309	119,363
Property and equipment	271,189	309,214
Non-current portion of notes receivable — related parties	929	2,120
Investments in equity method franchisees	405	5,973
Goodwill and other intangible assets	34,331	34,380
Insurance recovery receivable	34,967	—
Other assets	21,856	9,228

Total assets	$495,986	$480,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2,274	$—
Current maturities of long-term debt	28,940	48,097
Book overdraft	278	8,480
Accounts payable	13,211	17,436
Accrued liabilities	46,093	43,622

Total current liabilities	90,796	117,635
Long-term debt, less current maturities	119,620	90,950
Deferred income taxes	3,913	3,913
Accrued litigation settlement	70,800	—
Other long-term obligations	32,667	26,447
Minority interests in consolidated franchisees	2,185	390

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	298,181	295,611
Unearned compensation	—	(17)
Notes receivable secured by common stock	(197)	(197)
Accumulated other comprehensive income	1,569	796
Accumulated deficit	(123,548)	(55,250)

Total shareholders’ equity	176,005	240,943

Total liabilities and shareholders’ equity	$495,986	$480,278

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(restated)		(restated)
Revenues	$139,778	$188,230	$292,297	$371,667
Operating expenses:
Direct operating expenses	123,487	155,298	249,747	297,728
General and administrative expenses	15,365	11,586	35,461	23,048
Depreciation and amortization expense	7,384	7,731	15,485	14,771
Impairment charges and lease termination costs	2,956	1,420	14,023	7,599
Settlement of litigation	—	—	35,833	—

Operating income (loss)	(9,414)	12,195	(58,252)	28,521
Interest income	371	231	600	409
Interest expense	(4,393)	(1,643)	(10,544)	(3,107)
Equity in (losses) of equity method franchisees	(2,517)	(226)	(3,271)	(865)
Minority interests in results of consolidated franchisees	383	740	922	641
Other income and (expense), net	763	543	793	461

Income (loss) from continuing operations before income taxes	(14,807)	11,840	(69,752)	26,060
Provision for income taxes (benefit)	135	4,605	(1,454)	9,807

Income (loss) from continuing operations	(14,942)	7,235	(68,298)	16,253
Discontinued operations, including income tax effects	—	(480)	—	(34,757)

Income (loss) before cumulative effect of change in accounting principle	(14,942)	6,755	(68,298)	(18,504)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(1,231)

Net income (loss)	$(14,942)	$6,755	$(68,298)	$(19,735)

Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$(.24)	$.12	$(1.11)	$.26
Discontinued operations	—	(.01)	—	(.56)
Cumulative effect of change in accounting principle	—	—	—	(.02)

Net income (loss)	$(.24)	$.11	$(1.11)	$(.32)

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations	$(.24)	$.11	$(1.11)	$.26
Discontinued operations	—	—	—	(.55)
Cumulative effect of change in accounting principle	—	—	—	(.02)

Net income (loss)	$(.24)	$.11	$(1.11)	$(.31)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 31,	August 1,
	2005	2004
	(In thousands)
		(restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(68,298)	$(19,735)
Items not requiring cash:
Depreciation and amortization	15,485	14,819
Deferred income taxes	(1,975)	5,899
Impairment charges, including $34,707 related to discontinued operations for the six months ended August 1, 2004	13,040	40,955
Settlement of litigation	35,833	—
Cumulative effect of change in accounting principle	—	1,231
Deferred rent expense	713	628
(Gain) on disposal of property and equipment	(1,039)	(549)
Share-based compensation	6,131	31
Provision for doubtful accounts, net of chargeoffs	1,898	702
Amortization of deferred financing costs	1,468	116
Minority interests in results of consolidated franchisees	(922)	(641)
Equity in losses of equity method franchisees	3,271	865
Cash distributions from equity method franchisees	453	1,066
Other	249	(710)
Change in assets and liabilities:
Receivables	40	(7,985)
Inventories	1,545	(3,466)
Other current assets	(5,603)	(864)
Income taxes	—	2,552
Accounts payable and accrued expenses	596	10,651
Other long-term obligations	2,124	1,067

Net cash provided by operating activities	5,009	46,632

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,990)	(41,372)
Proceeds from sales of assets leased back	—	16,698
Proceeds from other disposals of property and equipment	3,383	1,506
Investments in and advances to equity method franchisees	(269)	(885)
Issuance of notes receivable	(574)	(724)
Collection of notes receivable	—	4,139
(Increase) in other assets	(805)	(82)

Net cash used for investing activities	(6,255)	(20,720)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	2,274	—
Issuance of long-term debt	120,000	5,649
Repayment of long-term debt	(95,492)	(39,929)
Net borrowings (repayments) on revolving credit lines	(1,606)	—
Deferred financing costs	(8,748)	(97)
Proceeds from exercise of stock options	80	1,170
Net change in book overdraft	(8,202)	4,984
Cash received from minority interests	2,613	22

Net cash provided by (used for) financing activities	10,919	(28,201)

Effect of exchange rate changes on cash	(11)	(121)

Cash balances of subsidiaries at date of consolidation	—	3,217

Cash balance of subsidiary at date of deconsolidation	(710)	—

Net increase in cash and cash equivalents	8,952	807
Cash and cash equivalents at beginning of period	27,686	21,029

Cash and cash equivalents at end of period	$36,638	$21,836

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$3,468
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other	Retained
					comprehensive	earnings
	Common	Common	Unearned	Notes	income	(accumulated
	shares	stock	compensation	receivable	(loss)	deficit)	Total
	(In thousands)
BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the six months ended July 31, 2005						(68,298)	(68,298)
Foreign currency translation adjustment, net of income tax benefit of $19					44		44
Unrealized gain from cash flow hedge, net of income taxes of $468					729		729

Total comprehensive (loss)							(67,525)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	45	80					80
Amortization of restricted shares			5				5
Cancellation of restricted shares		(18)	12				(6)

BALANCE AT JULY 31, 2005	61,801	$298,181	$—	$(197)	$1,569	$(123,548)	$176,005

BALANCE AT FEBRUARY 1, 2004 (restated)	61,286	$294,477	$(62)	$(383)	$(712)	$143,089	$436,409
Comprehensive income (loss):
Net (loss) for the six months ended August 1, 2004 (restated)						(19,735)	(19,735)
Foreign currency translation adjustment, net of income tax benefit of $129					(196)		(196)
Unrealized gain from cash flow hedge, net of income taxes of $302					461		461

Total comprehensive (loss) (restated)							(19,470)
Exercise of stock options, including tax benefit of $4,218	468	5,388					5,388
Amortization of restricted shares			31				31

BALANCE AT AUGUST 1, 2004 (restated)	61,754	$299,865	$(31)	$(383)	$(447)	$123,354	$422,358

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Overview
Restatement of financial statements
     In its 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations for fiscal 2004, fiscal 2003 and the first three quarters of fiscal 2005. The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and corrected errors made in the application of GAAP. Amounts set forth herein for the three and six months ended August 1, 2004 give effect to those restatements. See Notes 2 and 25 to the consolidated financial statements included in the 2005 Form 10-K for a description of the restatement adjustments, together with reconciliations of revenues, operating income and net income for the quarter ended May 2 and August 1, 2004 as originally reported with the comparable amounts as restated.
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
     As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. As of July 31, 2005, these entities include Glazed Investments, LLC (“Glazed Investments”) and Freedom Rings, LLC (“Freedom Rings”), franchisees of the Company, because the Company’s ownership interests in these entities enable the Company to exercise voting control over them.
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

     Adoption of FIN 46(R) caused the Company to begin consolidating the financial statements of New England Dough, LLC (“New England Dough”) and KremeKo, Inc. (“KremeKo”). Prior to May 2, 2004, the Company accounted for its investments in these entities using the equity method. New England Dough and KremeKo, together with Glazed Investments and Freedom Rings, are hereinafter sometimes referred to as “Consolidated Franchisees.” The Company ceased consolidating the financial statements of KremeKo in May 2005 after KremeKo filed for bankruptcy, as described in Note 9.
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
     The following table sets forth amounts used in the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Numerator: income (loss) from continuing operations	$(14,942)	$7,235	$(68,298)	$16,253

Denominator:
Basic earnings per share-weighted average shares outstanding	61,792	61,661	61,781	61,497
Effect of dilutive securities:
Stock options	—	1,689	—	1,914
Restricted stock	—	1	—	2

Diluted earnings per share-weighted average shares outstanding	61,792	63,351	61,781	63,413

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and six months ended July 31, 2005, because the Company incurred a loss from continuing operations and their inclusion would be antidilutive to the loss per share from continuing operations. “Out of the money” stock options and warrants with respect to 4,096,000 and 3,968,000 shares have been excluded from the diluted shares calculation for the three months and six months ended August 1, 2004, respectively, because their inclusion would be antidilutive.
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

	Three Months Ended		Six Months Ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(restated)		(restated)
Net income (loss), as reported	$(14,942)	$6,755	$(68,298)	$(19,735)
Add: stock-based expense charged to earnings, net of related tax effects for the three and six month periods ended August 1, 2004	1,325	16	6,131	31
Deduct: stock-based compensation expense determined under fair value method for all awards, net of related tax effects for the three and six month periods ended August 1, 2004	(3,861)	(2,962)	(11,557)	(5,862)

Pro forma net income (loss)	$(17,478)	$3,809	$(73,724)	$(25,566)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$(0.24)	$.11	$(1.11)	$(0.32)
Pro forma earnings (loss) per share — Basic	$(0.28)	$.06	$(1.19)	$(0.42)
Reported earnings (loss) per share — Diluted	$(0.24)	$.11	$(1.11)	$(0.31)
Pro forma earnings (loss) per share — Diluted	$(0.28)	$.06	$(1.19)	$(0.40)
     Stock-based compensation for the three and six months ended July 31, 2005 includes $1,330,000 and $2,107,000, respectively, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during the first quarter of fiscal 2006 to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company as more fully described in Note 2. The cost of the warrant is being charged to earnings from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable.
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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt the provisions of FAS 123(R), and expects to use a modified prospective transition method and the Black-Scholes option pricing model. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, will require a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. The Company currently expects to recognize SBP compensation expense for awards on a straight-line basis over the vesting period of the award. Pro forma net income and earnings per share amounts for the three months and six months ended July 31, 2005 and August 1, 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-Based Compensation” above.
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
Note 2 — Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $68.3 million for the first six months of fiscal 2006. The loss for the first six months of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6. Cash provided by operating activities declined from $46.6 million in the first six months of fiscal 2005 to $5.0 million in the first six months of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first six months of fiscal 2006, during which the Company’s revenues declined to $292.3 million from $371.7 million in the first six months of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10). The loss for the first six months of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $14.0 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
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
     The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008 which include, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.
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

Note 3 — Receivables
     The components of receivables are as follows:

	Jul. 31,	Jan. 30,
	2005	2005
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$18,632	$21,743
Unaffiliated franchisees	18,238	18,897
Current portion of notes receivable	976	937
Less — allowance for doubtful accounts	(13,122)	(11,379)

	$24,724	$30,198

Receivables from related parties:
Equity Method Franchisees:
Trade	$14,764	$12,804
Current portion of notes receivable	5,971	2,000
Less — allowance for doubtful accounts	(1,260)	(1,105)

	19,475	13,699

Franchisees owned by Directors emeriti:
Trade	1,209	1,669
Current portion of notes receivable	135	142

	1,344	1,811

	$20,819	$15,510

Non-current portion of notes receivable from related parties:
Equity Method Franchisees	$838	$1,958
Franchisees owned by Directors emeriti	91	162

	$929	$2,120

Note 4 — Inventories
     The components of inventories are as follows:

	Jul. 31,	Jan. 30,
	2005	2005
	(In thousands)
Raw materials	$6,894	$8,210
Work in progress	27	56
Finished goods	5,544	7,225
Purchased merchandise	14,130	12,948
Manufacturing supplies	174	152

	$26,769	$28,591

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	Jul. 31,	Jan. 30,
	2005	2005
	(In thousands)
Krispy Kreme Doughnut Corporation:
$225 million Secured Credit Facility	$119,700	$—
$119.3 million revolving line of credit	—	59,000
$30.7 million term loan	—	28,600
Capital lease obligations	5,067	7,360

	124,767	94,960

Glazed Investments:
$12 million credit facility	6,428	7,003
Real estate and equipment loans	5,953	6,347
Capital lease obligations	1,360	1,370
Subordinated notes	136	136

	13,877	14,856

New England Dough:
$14.4 million term loans	9,916	13,487
$12 million revolving line of credit	—	1,606

	9,916	15,093

KremeKo:
Credit facility	—	11,581
Building and equipment loans	—	2,199
Capital lease obligations	—	358

	—	14,138

	148,560	139,047
Less: current maturities	(28,940)	(48,097)

	$119,620	$90,950

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
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. As of July 31, 2005, these tests were set at 4.5 to 1.0, in the case of the maximum leverage ratio, and 3.15 to 1.0, in the case of the minimum interest coverage ratio. As of July 31, 2005, the Company’s leverage ratio was approximately 3.0 to 1.0 and the Company’s interest coverage ratio was approximately 6.6 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of July 31, 2005, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $83 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
     The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.
Consolidated Franchisees
     Both Glazed Investments and New England Dough had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and contained various financial and other covenants. At July 31, 2005, both Glazed Investments and New England Dough were in violation of one or more covenants under their credit facilities, and accordingly all borrowings outstanding under those facilities were classified as current liabilities at that date.
     Accounts receivable, inventories and property and equipment having carrying values of approximately $520,000, $177,000 and $15.3 million at July 31, 2005 are pledged as collateral for indebtedness of New England Dough, a VIE whose financial statements have been consolidated with those of the Company pursuant to FIN46(R). Creditors of New England Dough have no recourse to the general credit of the Company except to the extent of the Company’s guarantee of certain of New England Dough’s indebtedness; such guarantee totaled approximately $5.6 million at July 31, 2005.
     Subsequent to July 31, 2005, all of the indebtedness of Consolidated Franchisees was paid or otherwise settled as described in Note 9.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liability related to these guarantees was approximately $34.4 million and $25.1 million at July 31 and January 30, 2005, respectively, exclusive of guarantees related to Consolidated

Franchisees. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at July 31 and January 30, 2005, approximately $34.4 million and $24.6 million, respectively, relates to Equity Method Franchisees, as summarized in Note 9. Each of the guarantee amounts at July 31, 2005 includes approximately $9.7 million related to KremeKo which was not included in the balance of guarantees as of January 30, 2005 because the financial statements of KremeKo at that date were consolidated with those of the Company and KremeKo’s indebtedness was reflected as a liability in the Company’s consolidated balance sheet. The percentage guaranteed generally approximates the Company’s ownership percentage in the franchisee. The remaining guarantees relate to franchisees in which the Company has no ownership interest. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the respective agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.
Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Impairment charges:
Impairment of long-lived assets	$3,158	$27	$13,000	$5,699
Impairment of reacquired franchise rights	—	—	40	—
Other	—	42	—	549

Total impairment charges	3,158	69	13,040	6,248

Lease termination costs:
Provision for termination costs	(11)	1,710	1,435	1,710
Less — reversal of previously recorded deferred rent expense	(191)	(359)	(452)	(359)

Net provision	(202)	1,351	983	1,351

	$2,956	$1,420	$14,023	$7,599

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

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Balance at beginning of period	$3,379	$—	$2,281	$—

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	159	1,710	1,155	1,710
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	(198)	—	232	—
Accretion of discount	28	—	48	—

Total provision	(11)	1,710	1,435	1,710

Accrual related to KremeKo (Note 1)	(862)	—	(862)	—
Payments	(702)	(114)	(1,050)	(114)

	(1,564)	(114)	(1,912)	(114)

Balance at end of period	$1,804	$1,596	$1,804	$1,596

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

	Three Months Ended		Six Months Ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Revenues:
Company Stores	$102,105	$135,169	$215,580	$259,836
Franchise	5,030	6,414	9,979	13,466
KKM&D	64,683	95,970	135,339	192,350
Intersegment sales eliminations	(32,040)	(49,323)	(68,601)	(93,985)

Total revenues	$139,778	$188,230	$292,297	$371,667

Operating income (loss):
Company Stores	$(830)	$2,666	$2,154	$12,872
Franchise	3,458	4,539	6,982	9,849
KKM&D	6,758	18,496	18,887	37,414
Unallocated general and administrative expenses	(15,844)	(12,086)	(36,419)	(24,015)
Impairment charges and lease termination costs	(2,956)	(1,420)	(14,023)	(7,599)
Settlement of litigation	—	—	(35,833)	—

Total operating income (loss)	$(9,414)	$12,195	$(58,252)	$28,521

Depreciation and amortization expense:
Company Stores	$5,987	$6,367	$12,702	$12,095
Franchise	41	43	81	86
KKM&D	877	821	1,744	1,623
Corporate administration	479	500	958	967

Total depreciation and amortization expense	$7,384	$7,731	$15,485	$14,771

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.
Note 9 — Investments in Franchisees
     Consolidated Franchisees
     Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice (the “Ontario Court”) entered an order affording KremeKo protection from its creditors under the CCAA; this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company coincident with the CCAA action; such deconsolidation was not reflected in the Company’s financial statements until the quarter ended July 31, 2005 because, except for Freedom Rings, the results of operations of Consolidated Franchisees and the Company’s share of income or loss from Equity Method Franchisees are reflected in the Company’s results of operations on a one-month lag.
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
     Equity Method Franchisees
     As of July 31, 2005, the Company has invested in 14 Equity Method Franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to Equity Method Franchisees are summarized in the table below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	July 31, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(36)	$1,229	$59	$25	$2,887
Amazing Glazed, LLC	(181)	527	75	39	2,505
Amazing Hot Glazers, LLC	156	126	24	10	908
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(88)	90	—	—	1,523
KK Wyotana, LLC	—	33	—	—	—
KKNY, LLC	(7)	543	—	—	—
KremeKo, Inc.	(4,002)	—	852	—	9,684
Kremeworks, LLC	872	2,321	900	667	2,667
Krispy Kreme Australia Pty Limited	(295)	2,604	4,037	91	4,687
Krispy Kreme of South Florida, LLC	—	1,747	—	—	7,977
Krispy Kreme U.K. Limited	2,873	3,253	—	—	1,128
Krispy Kreme Mexico, S. de R.L. de C.V.	1,023	1,319	—	—	—
Priz Doughnuts, LP	—	972	24	6	442

	$405	$14,764	$5,971	$838	$34,408

	January 30, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(33)	$1,222	$58	$55	$3,001
Amazing Glazed, LLC	22	443	73	76	2,590
Amazing Hot Glazers, LLC	175	122	23	22	951
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(44)	110	—	—	1,578
KK Wyotana, LLC	—	51	—	—	—
KKNY, LLC	(7)	1,199	—	—	—
Kremeworks, LLC	638	3,072	900	—	2,667
Krispy Kreme Australia Pty Limited	385	1,551	922	1,767	4,419
Krispy Kreme of South Florida, LLC	413	1,310	—	20	8,068
Krispy Kreme U.K. Limited	3,327	1,456	—	—	851
Krispy Kreme Mexico, S. de R.L. de C.V.	1,007	1,363	—	—	—
Priz Doughnuts, LP	—	905	24	18	468

	$5,973	$12,804	$2,000	$1,958	$24,593

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
     In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, the Company assigned its membership interest in KK Wyotana, LLC to the purchaser of Glazed Investments’ stores.
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
     Summarized results from discontinued operations for the three months and six months ended August 1, 2004 are as follows:

	Three	Six
	Months	Months
	Ended	Ended
	Aug. 1,	Aug. 1,
	2004	2004
	(In thousands)
	(restated)
Revenues	$1,221	$2,711

Loss before income taxes, including impairment charges of $176 and $34,707, respectively, for the three months and six months ended August 1, 2004	$(739)	$(36,202)
Provision for income taxes (benefit)	(259)	(1,445)

Net loss from discontinued operations	$(480)	$(34,757)

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
     As of July 31, 2005, there were 418 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 159 were owned by the Company (including 38 owned by consolidated franchisees) and 259 were owned by franchisees (other than consolidated franchisees). Of the 418 total stores, there were 367 factory stores and 51 satellites; 373 stores were located in the United States and 45 were located in other countries.
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
     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein. Financial information for the three months and six months ended August 1, 2004 reflects the restatement adjustments described in Notes 2 and 25 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2005.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in the Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. These sales declines continued in fiscal 2006. For the six months ended July 31, 2005, systemwide and Company average weekly sales per factory store decreased approximately 19.4% and 21.9%, respectively, compared to the prior year. The 21.9% decline in Company average weekly sales per factory store resulted in a larger percentage decline in Company Store profitability due to the significant fixed or semi-fixed nature of many store operating costs. In response to declining sales, the Company closed 19 poorly performing factory stores during the first six months of fiscal 2006, and recorded impairment charges and lease termination costs of approximately $14.0 million related to store closing decisions. Also in the first six months of fiscal 2006, lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise Operations segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.
RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the three and six months ended July 31, 2005 and August 1, 2004, expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended		Six months ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	88.3	82.5	85.4	80.1
General and administrative expenses	11.0	6.2	12.1	6.2
Depreciation and amortization expense	5.3	4.1	5.3	4.0
Impairment charges and lease termination costs	2.1	.8	4.8	2.0
Settlement of litigation	—	—	(12.3)	—

Operating income (loss)	(6.7)%	6.5%	(19.9)%	7.7%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the three months and six months ended July 31, 2005 represent stores operated by KremeKo, a Consolidated Franchisee which filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing. Such deconsolidation was not reflected in the Company’s financial statements until the second quarter of fiscal 2006 because KremeKo’s results of operations (as well as the results of two other Consolidated Franchisees and all Equity Method Franchisees) are reflected in the Company’s results of operations on a one-month lag. Transferred stores for the six months ended August 1, 2004 represent stores operated by KremeKo and New England Dough, franchisees whose financial statements were first consolidated with those of the Company as of May 2, 2004, the end of the first quarter of fiscal 2005.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended July 31, 2005:
MAY 1, 2005	162	219	381
Opened	—	3	3
Closed	(3)	(14)	(17)
Transferred	(8)	8	—

JULY 31, 2005	151	216	367

Six months ended July 31, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	5	8
Closed	(19)	(18)	(37)
Transferred	(8)	8	—

JULY 31, 2005	151	216	367

Three months ended August 1, 2004:
MAY 2, 2004	168	204	372
Opened	9	13	22
Closed	(6)	(1)	(7)
Transferred	—	—	—

AUGUST 1, 2004	171	216	387

Six months ended August 1, 2004:
FEBRUARY 1, 2004	141	216	357
Opened	12	26	38
Closed	(6)	(2)	(8)
Transferred	24	(24)	—

AUGUST 1, 2004	171	216	387

(1)	Excludes satellites.
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

	Three months ended		Six months ended
	Jul. 31,	Aug. 1,	Jul. 31,	Aug. 1,
	2005	2004	2005	2004
	(In thousands, except operating weeks)
		(restated)		(restated)
Average weekly sales per factory store (1):
Company	$49.0	$60.2	$49.6	$63.5
Systemwide	$45.9	$55.9	$46.9	$58.2
Factory Store operating weeks:
Company	2,029	2,192	4,282	4,033
Systemwide	4,922	4,865	10,003	9,525
Average weekly sales per store (1):
Company	$48.3	$56.5	$48.6	$59.7
Systemwide	$42.3	$52.4	$43.4	$54.7
Store operating weeks:
Company	2,060	2,332	4,377	4,290
Systemwide	5,344	5,189	10,806	10,136

(1)	Excludes sales between company and franchise stores.
THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THREE MONTHS ENDED AUGUST 1, 2004
Overview
     Systemwide sales for the second quarter of fiscal 2006 decreased 17.2% compared to the second quarter of fiscal 2005. The decrease reflects a 19.3% decline in average weekly sales per store, partially offset by a 3.0% increase in store operating weeks. The systemwide sales decrease reflects a 24.5% decrease in Company Stores sales and a 10.7% decrease in franchise store sales.
Revenues
     Total revenues decreased 25.7% to $139.8 million for the three months ended July 31, 2005 from $188.2 million for the three months ended August 1, 2004. This decrease was comprised of a 24.5% decrease in Company Stores revenues to $102.1 million, a 21.6% decrease in Franchise revenues to $5.0 million, and a 30.0% decrease in KKM&D revenues to $32.6 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	Jul. 31,	Aug. 1,
	2005	2004
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$102,105	$135,169
Franchise	5,030	6,414
KKM&D	32,643	46,647

Total revenues	$139,778	$188,230

	Three months ended
	Jul. 31,	Aug. 1,
	2005	2004
	(In thousands)
		(restated)
PERCENTAGE OF TOTAL REVENUES:
Company Stores	73.0%	71.8%
Franchise	3.6	3.4
KKM&D	23.4	24.8

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 24.5% to $102.1 million in the second quarter of fiscal 2006 from $135.2 million in the second quarter of fiscal 2005. The decrease reflects a 14.5% decline in average weekly sales per store and an 11.7% decrease in store operating weeks. The revenue decline reflects lower average per store off-premises sales and, to a lesser extent, lower average on-premises sales per store, each of which reflects lower volumes. Off-premises sales also were affected by price reductions on certain products. The decrease in store operating weeks reflects store closures as well as the deconsolidation of the financial statements of KremeKo. Company Stores revenues includes $1.8 million and $8.8 million of revenues related to KremeKo in the fiscal 2006 and 2005 periods, respectively, representing one month and three months of KremeKo sales, respectively.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 21.6% to $5.0 million in the second quarter of fiscal 2006 from $6.4 million in the second quarter of fiscal 2005. The decline in franchise revenues reflects a decline in royalty revenues resulting from lower sales by franchisees in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in the second quarter of fiscal 2006 compared to the comparable quarter of the preceding year. In addition, during the second quarter of fiscal 2006, the Company did not recognize as revenue approximately $570,000 of uncollected royalties which accrued during the period because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $125.1 million in the second quarter of fiscal 2006 compared to approximately $140.0 million in the second quarter of fiscal 2005.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 30.0% to $32.6 million in the second quarter of fiscal 2006 from $46.6 million in the second quarter of fiscal 2005. The most significant reason for the decrease in revenues was lower average sales per franchise store, which resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, reduced store expansion by franchisees in the second quarter of fiscal 2006 compared to the prior year resulted in lower equipment sales. In the second quarter of fiscal 2006, franchisees opened 3 new factory stores compared to 13 in the second quarter of fiscal 2005.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 88.3% of revenues in the second quarter of fiscal 2006 compared to 82.5% of revenues in the second first quarter of fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	Jul. 31,	Aug. 1,
	2005	2004
		(restated)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$93,200	$118,918
Franchise	1,531	1,832
KKM&D	28,756	34,548

Total direct operating expenses	$123,487	$155,298

	Three months ended
	Jul. 31,	Aug. 1,
	2005	2004
		(restated)
DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	91.3%	88.0%
Franchise	30.4%	28.6%
KKM&D	88.1%	74.1%
Total direct operating expenses	88.3%	82.5%
     Direct operating expenses as a percentage of revenues increased in all three segments. The increase in direct operating expenses as a percentage of revenues in each segment reflects the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base compared to the second quarter of fiscal 2005, particularly in the Company Stores and KKM&D segments. In addition, the Company Stores segment, for which direct operating expenses as a percentage of revenues are higher than either the Franchise or KKM&D segment, represented 73.0% of consolidated revenues in the first quarter of fiscal 2006 compared to 71.8% of consolidated revenues in the first quarter of fiscal 2005. KKM&D direct operating expenses for the three months ended July 31, 2005 include approximately $2.9 million of bad debt provisions related to receivables from franchisees, representing approximately 8.8% of KKM&D revenues.
General and Administrative Expenses
     General and administrative expenses increased to $15.4 million, or 11.0% of total revenues, in the second quarter of fiscal 2006 from $11.6 million, or 6.2% of total revenues, in the second quarter of fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $8.3 million (net of estimated insurance recoveries of approximately $5.9 million) for the second quarter of fiscal 2006. Exclusive of these costs, general and administrative expenses for the second quarter of fiscal 2006 were approximately 5.1% of total revenues. Among the more significant reductions in general and administrative expenses in the second quarter of fiscal 2006 compared to the comparable quarter of the preceding year were reductions of approximately $1.2 million in executive compensation, benefits and travel, and approximately $1.0 million in the cost of corporate aircraft.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $7.4 million, or 5.3% of total revenues, in the second quarter of fiscal 2006 from $7.7 million, or 4.1% of total revenues, in the second quarter of fiscal 2005. Depreciation and amortization expense as a percentage of total revenues rose primarily due to the decline in revenues from the prior year.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $3.0 million in the second quarter of fiscal 2006 compared to $1.4 million in the second quarter of fiscal 2005. The charge in the second quarter of fiscal 2006 consisted of approximately $3.2 million of impairment charges (all of which related to long-lived assets) and a credit of $0.2 million related principally to adjustments to earlier estimates of lease termination costs. The charges in the second quarter of fiscal 2005 consisted almost entirely of lease termination costs. Substantially all the charges in both periods arose from store closing decisions. The Company closed three stores in the second quarter of fiscal 2006 compared to six stores in the second quarter of fiscal 2005. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Interest Expense
     Interest expense increased to $4.4 million in the second quarter of fiscal 2006 from $1.6 million in the second quarter of fiscal 2005. The aggregate costs associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities), including interest, fees and amortization of deferred debt issue costs, increased approximately $2.7 million for the three months ended July 31, 2005 over the comparable quarter of the preceding year, reflecting higher outstanding debt balances, interest rates, lender margin and transaction costs in the second quarter of fiscal 2006 compared to the prior year quarter. Interest expense associated with Consolidated Franchisees declined slightly in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, principally due to the deconsolidation of KremeKo as of the end of May 2006.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees increased to $2.5 million in the second quarter of fiscal 2006 from $226,000 in the second quarter of fiscal 2005, principally due to approximately $2.0 million of losses related to KremeKo which arose principally from impairment provisions associated with store closures. Subsequent to the deconsolidation of the financial statements of KremeKo at the end of May 2005, KremeKo has been accounted for using the equity method; KremeKo was accounted for using the equity method prior to the initial consolidation of KremeKo’s financial statements with those of the Company as of the end of the first quarter of fiscal 2004.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interests in those franchisees. In the second quarter of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $383,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the quarter. In the second quarter of fiscal 2005, minority investors’ absorbed $740,000 of aggregate net losses incurred by Consolidated Franchisees, substantially all of which related to KremeKo and Freedom Rings.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $135,000 in the second quarter of fiscal 2006, which consists of adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for taxes estimated to be payable currently. The provision for income taxes on continuing operations in the second quarter of fiscal 2005 approximated 38.9% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes.
Income (Loss) From Continuing Operations
     The Company incurred a loss from continuing operations of $14.9 million for the second quarter of fiscal 2006, compared to income from continuing operations of $7.2 million for the second quarter of fiscal 2005.
SIX MONTHS ENDED JULY 31, 2005 COMPARED TO SIX MONTHS ENDED AUGUST 1, 2004
Overview
     Systemwide sales for the first half of fiscal 2006 decreased 15.4% compared to the first half of fiscal 2005. This decrease was attributable to a 20.7% decrease in average weekly sales per store, partially offset by a 6.6% increase in store operating weeks. The systemwide sales decrease reflects a 17.0% decrease in Company Stores sales and a 14.5% decrease in franchise store sales.
Revenues
     Total revenues decreased 21.4% to $292.3 million for the six months ended July 31, 2005 from $371.7 million for the six months ended August 1, 2004. This decrease was comprised of a 17.0% decrease in Company Stores revenues to $215.6 million, a 25.9% decrease in Franchise revenues to $10.0 million, and a 32.2% decrease in KKM&D revenues to $66.7 million.
     The table below presents revenues by business segment (expressed in dollars and as a percentage of total revenues). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Six months ended
	Jul. 31,	Aug. 1,
	2005	2004
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$215,580	$259,836
Franchise	9,979	13,466
KKM&D	66,738	98,365

Total revenues	$292,297	$371,667

PERCENTAGE OF TOTAL REVENUES:
Company Stores	73.8%	69.9%
Franchise	3.4	3.6
KKM&D	22.8	26.5

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 17.0% to $215.6 million in the first six months of fiscal 2006 from $259.8 million in the first six months of fiscal 2005. The decrease reflects an 18.6% decline in average weekly sales per store, partially offset by a 2.0% increase in store operating weeks. The revenue decline reflected lower average per store off-premises sales and, to a lesser extent, lower average on premises sales per store, each of which reflects lower volumes. Off-premises sales also were affected by price reductions on certain products.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 25.9% to $10.0 million in the first half of fiscal 2006 from $13.5 million in the first half of fiscal 2005. The decline in franchise revenues reflects a decline in royalty revenues resulting from lower sales by franchisees in the fiscal 2006 period compared to the comparable period of fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in the first six months of fiscal 2006 compared to the prior year. In addition, during the first six months of fiscal 2006 the Company did not recognize as revenue approximately $1.4 million of uncollected royalties which accrued during the period because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $255.2 million for the six months ended July 31, 2005, compared to approximately $298.3 million for the six months ended August 1, 2004.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 32.2% to $66.7 million in the first six months of fiscal 2006 from $98.4 million in the comparable period of fiscal 2005. The most significant reason for the decrease in revenues was lower average sales per franchise store, which resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, reduced store expansion by franchisees in the first six months of fiscal 2006 compared to the first six months of the prior year resulted in lower equipment sales. For the six months ended July 31, 2005, franchisees opened five new factory stores compared to 26 stores for the six months ended August 1, 2004.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 85.4% of revenues in the first six months of fiscal 2006 compared to 80.1% of revenues in the first six months of fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Six months ended
	Jul. 31,	Aug. 1,
	2005	2004
	(In thousands)
		(restated)
DIRECT OPERATING EXPENSES BUSINESS SEGMENT:
Company Stores	$190,512	$220,181
Franchise	2,916	3,531
KKM&D	56,319	74,016

Total direct operating expenses	$249,747	$297.728

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	88.4%	84.7%
Franchise	29.2%	26.2%
KKM&D	84.4%	75.2%
Total direct operating expenses	85.4%	80.1%
     Direct operating expenses as a percentage of revenues increased in all three segments. The increase in direct operating expenses as a percentage of revenues in each segment reflects the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base compared to the first six months of fiscal 2005, particularly in the Company Stores and KKM&D segments. In addition, the Company Stores segment, for which direct operating expenses as a percentage of revenues are higher than either the Franchise or KKM&D segment, represented 73.8% of consolidated revenues in the first half of fiscal 2006 compared to 69.9% of consolidated revenues in the first half of fiscal 2005. KKM&D direct operating expenses for the six months ended July 31, 2005 include approximately $2.6 million of bad debt provisions related to receivables from franchisees, representing approximately 3.9% of KKM&D revenues.
General and Administrative Expenses
     General and administrative expenses increased to $35.5 million, or 12.1% of total revenues, in the first six months of fiscal 2006 from $23.0 million, or 6.2% of total revenues, in the first six months of fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein totaling approximately $16.3 million (net of estimated insurance recoveries of approximately $8.4 million) for the six months ended July 31, 2005. In addition, general and administrative expenses in the first six months of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses for the fiscal 2006 period were approximately 5.2% of total revenues. Among the more significant reductions in general and administrative expenses in the first half of fiscal 2006 compared to the comparable period of the preceding year were reductions of approximately $2.4 million in executive compensation, benefits and travel; approximately $1.8 million in the cost of corporate aircraft; approximately $1.0 million in charitable contributions; and approximately $700,000 in investor relations costs.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased to $15.5 million, or 5.3% of total revenues, for the first six months of fiscal 2006 from $14.8 million, or 4.0% of total revenues, in the first six months of fiscal 2005. Depreciation and amortization expense as a percentage of total revenues rose primarily due to the decline in revenues from the prior year.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $14.0 million in the first six months of fiscal 2006 compared to $7.6 million in the first six months of fiscal 2005. The charge in the first six months of fiscal 2006 consisted of approximately $13.0 million of impairment charges (substantially all of which related to long-lived assets) and approximately $1.0 million of lease termination costs. The charge in the first six months of fiscal 2005 consisted of approximately $6.2 million of impairment charges (substantially all of which related to long-lived assets) and approximately $1.4 million of lease termination costs.

Substantially all the charges in both periods arose from store closing decisions, The Company closed 19 stores in the first six months of fiscal 2006 compared to six stores in the first six months of fiscal 2005. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Settlement of Litigation
     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company agreed to issue to the plaintiffs a combination of common stock and warrants to acquire common stock. In the first quarter of fiscal 2006, the Company recorded a charge for the anticipated settlement of $35.8 million, representing the estimated fair value of the 1,875,000 shares of common stock and warrants acquire 4,400,000 shares of common stock estimated to be issued by the Company, based upon the price of the Company’s common stock as of late October 2006. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the settlement, which the Company anticipates will occur in late calendar 2006 or early calendar 2007.
Interest Expense
     Interest expense increased to $10.5 million for the six months ended July 31, 2005, from $3.1 million for the six months ended August 1, 2004. The aggregate costs, including interest, fees and amortization of deferred debt issue costs, associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities) increased approximately $5.5 million for the six months ended July 31, 2005, over the six months ended August 1, 2004. Of the $5.5 million increase, approximately $4.3 million reflects higher outstanding debt balances, interest rates, lender margin and transaction costs in the first half of fiscal 2006 compared to the first half of fiscal 2005; the remainder of the increase results principally from one-time fees and expenses associated with the bank credit facility prior to its retirement using proceeds of the Secured Credit Facility. In addition, interest expense in the first half of fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense associated with Consolidated Franchisees also increased by approximately $415,000 in the first half of fiscal 2006 compared to the first half of fiscal 2005 as a result of the consolidation of KremeKo and New England Dough, whose financial statements were first consolidated with those of the Company as of May 2, 2004. The Company ceased consolidation of KremeKo’s financial statements as of the end of May 2005 after KremeKo filed for bankruptcy protection.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $3.3 million in the first six months of fiscal 2006 compared to $865,000 for the first six months of fiscal 2005. Approximately $1.7 million of the increase reflects higher losses incurred by KremeKo in the fiscal 2006 period compared to the comparable period of the prior year. Subsequent to the deconsolidation of the financial statements of KremeKo at the end of May 2005, KremeKo has been accounted for using the equity method; KremeKo was accounted for using the equity method prior to the initial consolidation of KremeKo’s financial statements with those of the Company as of the end of the first quarter of fiscal 2004.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interest in those franchisees. In the first six months of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $922,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the period. In the first six months of fiscal 2005, minority investors absorbed $641,000 of aggregate net losses incurred by Consolidated Franchisees, consisting of losses incurred by KremeKo and Freedom Rings, partially offset by earnings at New England Dough and Glazed Investments.
Provision for Income Taxes
     The provision for income taxes on continuing operations was a benefit of $1.5 million for the first six months of fiscal 2006, which includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for taxes estimated to be payable currently. The provision for income taxes for the first six months of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. The provision for income taxes on continuing operations for the first six months of fiscal 2005 approximated 37.6% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes.
Income (Loss) From Continuing Operations
     The Company incurred a loss from continuing operations of $68.3 million for the first six months of fiscal 2006, compared to income from continuing operations of $16.3 million for the first six months of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2006 and 2005.

	Six Months Ended
	Jul. 31,	Aug. 1,
	2005	2004
	(In thousands)
		(restated)
Net cash provided by operating activities	$5,009	$46,632
Net cash (used for) investing activities	(6,255)	(20,720)
Net cash provided by (used for) financing activities	10,919	(28,201)
Effect of exchange rate changes on cash	(11)	(121)
Cash balances of subsidiaries at date of consolidation	—	3,217
Cash balances of subsidiary at date of deconsolidation	(710)	—

Net increase in cash and cash equivalents	$8,952	$807

Cash Flows from Operating Activities
     Net cash provided by operating activities was $5.0 million and $46.6 million in the first six months of fiscal 2006 and 2005, respectively.
     In the first half of fiscal 2006, cash flow from operating activities was adversely affected by a decline in sales and lower operating margins compared to the half of fiscal 2005. These trends continued for the balance of fiscal 2006.
Cash Flows from Investing Activities
     Net cash used for investing activities was $6.3 million and $20.7 million in the first six months of fiscal 2006 and 2005, respectively.
     The decline in cash used for investing activities principally reflects significantly reduced capital expenditures in fiscal 2006. Capital expenditures will continue to be substantially lower in fiscal 2006 than in fiscal 2005 because the Company substantially eliminated store expansion in fiscal 2006. In addition, the fiscal 2005 period included approximately $16.7 million of investing cash inflows from the sale and leaseback of stores at Glazed Investments and approximately $4.1 million from the collection of notes receivable associated with a group of stores sold to a franchisee in fiscal 2004.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $10.9 million in the first six months of fiscal 2006, compared to net cash used for financing activities of $28.2 million in the first half of fiscal 2005.

     During the first half of fiscal 2006, the Company closed the Secured Credit Facilities described below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under a prior credit facility (which was terminated). In the first six months of fiscal 2006, the Company paid approximately $8.7 million of fees, costs and expenses associated with the new facility. Also during the first half of fiscal 2006, the Company retired approximately $8.7 million of other short-term and long-term indebtedness, including approximately $6.2 million related to Consolidated Franchisees. Cash inflows from financing activities in the first six months of fiscal 2006 also included $2.6 million of capital contributions to a Consolidated Franchisee by minority investors in that franchisee. In the first six months of fiscal 2005, the Company repaid approximately $40.0 million of long-term debt using cash provided by operations and the proceeds of the sale and leaseback transaction.
Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $68.3 million for the first six months of fiscal 2006. The loss for the first six months of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. Cash provided by operating activities declined from $46.6 million in the first six months of fiscal 2005 to $5.0 million in the first six months of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first six months of fiscal 2006, during which the Company’s revenues declined to $292.3 million from $371.7 million in the first six months of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain of its current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6 to the consolidated financial statements appearing elsewhere herein. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10 to the consolidated financial statements appearing elsewhere herein). The loss for the first six months of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $14.0 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
     In January 2005, the Company’s Chairman, President and Chief Executive Officer retired, and the Board of Directors engaged KZC, a corporate recovery and advisory firm, to provide interim executive management services to the Company. Since that time, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities as described in Note 5 to the consolidated financial statements appearing elsewhere herein, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations and selling certain non-strategic assets.
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
     The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008 which include, among other things, anticipated sales of certain assets and reductions in the amount of indebtedness and other obligations of franchisees guaranteed by the Company. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.
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
     As of July 31, 2005, the Company had approximately $119.7 million in cash borrowings (excluding leases and indebtedness of Consolidated Franchisees). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of July 31, 2005, all of which mature in fiscal 2006, is set forth in the table below.

		Weighted	Contract	Fair
	Contract Volume	Average Price	Amount	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Soybean oil	4,200,000 lbs.	$0.2568/lb.	$1,078	$(57)
Wheat	310,000 bushels	$3.33/bushel	1,032	38
Coffee	637,500 lbs.	$1.218/lb.	776	(105)

				$(124)

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of July 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2005 Form 10-K and 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2005, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of additional procedures as discussed under “Remediation of Material Weaknesses” and “Subsequent Material Changes in Internal Control over Financial Reporting” below, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2005 and throughout fiscal 2006, as more fully set forth in Item 9A, “Controls and Procedures,” of the 2006 Form 10-K. The report of management on internal control over financial reporting as of January 29, 2006 included in the 2006 Form 10-K is reproduced below.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On July 31, 2005, the Company and KZC agreed to the terms of the success fee under a Services Agreement, described in the 2005 Form 10-K under Item 11, "Execution Compensation - Employment Contracts and Termination of Employment and Change-In-Control Arrangements - KZC Services Agreement," pursuant to which KZC provided management services to the Company. The success fee is in the form of a warrant issued to KZC. The warrant entitles KZC to purchase 1,200,000 shares of the Company's common stock at a cash exercise price of $7.75 per share. The number of shares issuable upon exercise and the exercise price are subject to adjustment pursuant to customary anti-dilution adjustment provisions. The warrant, which is currently exercisable, expires on January 31, 2013. The warrant is not transferable except to certain related persons. Shares issuable upon exercise of the warrant will be subject to customary demand and piggyback registration rights. The warrant was issued under a transaction exempted under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

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