Form 10-Q
period 2005-10-30
KRISPY KREME DOUGHNUTS INC
filed 2006-11-09
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2005
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 30,	January 30,
	2005	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,894	$27,686
Receivables	26,547	30,198
Accounts and notes receivable — related parties	18,880	15,510
Inventories	25,366	28,591
Deferred income taxes	3,913	3,913
Other current assets	18,035	13,465

Total current assets	120,635	119,363
Property and equipment	244,508	309,214
Non-current portion of notes receivable — related parties	100	2,120
Investments in unconsolidated franchisees	12,727	5,973
Goodwill and other intangible assets	34,207	34,380
Insurance recovery receivable	34,967	—
Other assets	21,381	9,228

Total assets	$468,525	$480,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$1,144	$—
Current maturities of long-term debt	27,516	48,097
Book overdraft	—	8,480
Accounts payable	16,652	17,436
Accrued liabilities	48,044	43,622

Total current liabilities	93,356	117,635
Long-term debt, less current maturities	119,299	90,950
Deferred income taxes	3,913	3,913
Accrued litigation settlement	70,800	—
Other long-term obligations	33,020	26,447
Minority interests in consolidated franchisees	1,723	390

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	298,255	295,611
Unearned compensation	—	(17)
Notes receivable secured by common stock	(197)	(197)
Accumulated other comprehensive income	1,639	796
Accumulated deficit	(153,283)	(55,250)

Total shareholders’ equity	146,414	240,943

Total liabilities and shareholders’ equity	$468,525	$480,278

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(restated)		(restated)
Revenues	$128,818	$174,393	$421,115	$546,060
Operating expenses:
Direct operating expenses	115,995	149,194	365,742	446,922
General and administrative expenses	15,206	12,518	50,667	35,566
Depreciation and amortization expense	6,915	8,554	22,400	23,325
Impairment charges and lease termination costs	15,695	142,657	29,718	150,256
Settlement of litigation	—	—	35,833	—

Operating (loss)	(24,993)	(138,530)	(83,245)	(110,009)
Interest income	211	174	811	583
Interest expense	(4,681)	(1,731)	(15,225)	(4,838)
Equity in income (losses) of equity method franchisees	(488)	190	(3,759)	(675)
Minority interests in results of consolidated franchisees	563	4,188	1,485	4,829
Other income and (expense), net	(39)	(1,867)	754	(1,406)

(Loss) from continuing operations before income taxes	(29,427)	(137,576)	(99,179)	(111,516)
Provision for income taxes (benefit)	308	(133)	(1,146)	9,674

(Loss) from continuing operations	(29,735)	(137,443)	(98,033)	(121,190)
Discontinued operations, including income tax effects	—	(5,076)	—	(39,833)

(Loss) before cumulative effect of change in accounting principle	(29,735)	(142,519)	(98,033)	(161,023)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(1,231)

Net (loss)	$(29,735)	$(142,519)	$(98,033)	$(162,254)

(Loss) per common share — basic:
(Loss) from continuing operations	$(.48)	$(2.23)	$(1.59)	$(1.97)
Discontinued operations	—	(.08)	—	(.64)
Cumulative effect of change in accounting principle	—	—	—	(.02)

Net (loss)	$(.48)	$(2.31)	$(1.59)	$(2.63)

(Loss) per common share — diluted:
(Loss) from continuing operations	$(.48)	$(2.23)	$(1.59)	$(1.97)
Discontinued operations	—	(.08)	—	(.64)
Cumulative effect of change in accounting principle	—	—	—	(.02)

Net (loss)	$(.48)	$(2.31)	$(1.59)	$(2.63)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 30,	October 31,
	2005	2004
	(In thousands)
		(restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(98,033)	$(162,254)
Items not requiring cash:
Depreciation and amortization	22,400	23,373
Deferred income taxes	(2,003)	4,337
Impairment charges, including $35,119 related to discontinued operations for the nine months ended October 31, 2004	28,453	182,914
Settlement of litigation	35,833	—
Cumulative effect of change in accounting principle	—	1,231
Deferred rent expense	952	1,007
(Gain) on disposal of property and equipment	(1,036)	(587)
Share-based compensation	5,816	41
Provision for doubtful accounts, net of chargeoffs	4,077	2,940
Amortization of deferred financing costs	1,989	175
Minority interests in results of consolidated franchisees	(1,485)	(4,829)
Equity in losses of equity method franchisees	3,759	675
Cash distributions from equity method franchisees	453	1,497
Other	270	(674)
Change in assets and liabilities:
Receivables	(3,120)	(9,920)
Inventories	2,806	(2,762)
Other current assets	(1,869)	269
Income taxes	—	6,826
Accounts payable and accrued expenses	7,268	16,438
Other long-term obligations	2,750	4,573

Net cash provided by operating activities	9,280	65,270

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,989)	(61,136)
Proceeds from sales of assets leased back	—	16,698
Proceeds from other disposals of property and equipment	4,570	1,684
Acquisition of franchisees and interests therein, net of cash acquired	—	(3,618)
Investments in and advances to equity method franchisees	(10,388)	(2,401)
Issuance of notes receivable	—	(724)
Collection of notes receivable	—	4,139
(Increase) decrease in other assets	(1,077)	212

Net cash used for investing activities	(15,884)	(45,146)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	2,274	—
Repayment of short-term debt	(1,130)	—
Issuance of long-term debt	120,000	12,164
Repayment of long-term debt	(97,237)	(43,368)
Net borrowings (repayments) under revolving credit lines	(1,606)	1,092
Deferred financing costs	(8,761)	(97)
Proceeds from exercise of stock options	154	1,172
Net change in book overdraft	(8,480)	1,845
Cash received from minority interests	2,620	22

Net cash provided by (used for) financing activities	7,834	(27,170)

Effect of exchange rate changes on cash	(11)	135

Cash balances of subsidiaries at date of consolidation	—	3,217

Cash balances of subsidiaries at date of deconsolidation	(1,011)	—

Net increase (decrease) in cash and cash equivalents	208	(3,694)
Cash and cash equivalents at beginning of period	27,686	21,029

Cash and cash equivalents at end of period	$27,894	$17,335

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$3,811
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other	Retained
					comprehensive	earnings
	Common	Common	Unearned	Notes	income	(accumulated
	shares	stock	compensation	receivable	(loss)	(deficit)	Total
	(In thousands)
BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net loss for the nine months ended October 30, 2005						(98,033)	(98,033)
Foreign currency translation adjustment, net of income tax benefit of $105					(88)		(88)
Unrealized gain from cash flow hedge, net of income taxes of $582					931		931

Total comprehensive (loss)							(97,190)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	86	154					154
Amortization of restricted shares			5				5
Cancellation of restricted shares	(1)	(18)	12				(6)

BALANCE AT OCTOBER 30, 2005	61,841	$298,255	$—	$(197)	$1,639	$(153,283)	$146,414

BALANCE AT FEBRUARY 1, 2004 (restated)	61,286	$294,477	$(62)	$(383)	$(712)	$143,089	$436,409
Comprehensive income (loss):
Net loss for the nine months ended October 31, 2004 (restated)						(162,254)	(162,254)
Foreign currency translation adjustment, net of income taxes of $583					854		854
Unrealized gain from cash flow hedge, net of income taxes of $140					213		213

Total comprehensive (loss) (restated)							(161,187)
Exercise of stock options	471	1,172					1,172
Amortization of restricted shares			41				41
Cancellation of restricted shares	(2)	(41)					(41)

BALANCE AT OCTOBER 31, 2004 (restated)	61,755	$295,608	$(21)	$(383)	$355	$(19,165)	$276,394

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Overview
Restatement of financial statements
     In its 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations for fiscal 2004, fiscal 2003 and the first three quarters of fiscal 2005. The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and corrected errors made in the application of GAAP. Amounts set forth herein for the three and nine months ended October 31, 2004 give effect to those restatements. See Notes 2 and 25 to the consolidated financial statements included in the 2005 Form 10-K for a description of the restatement adjustments, together with reconciliations of revenues, operating income and net income for the quarters ended May 2, August 1 and October 31, 2004 as originally reported with the comparable amounts as restated.
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
     As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. As of October 30, 2005, these entities included Glazed Investments, LLC (“Glazed Investments”), a franchisee of the Company, because the Company’s ownership interest in Glazed Investments enables the Company to exercise voting control over it.
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

     Adoption of FIN 46(R) caused the Company to begin consolidating the financial statements of New England Dough, LLC (“New England Dough”) and KremeKo, Inc. (“KremeKo”). Prior to May 2, 2004, the Company accounted for its investments in these entities using the equity method. New England Dough and KremeKo, together with Glazed Investments and Freedom Rings, are hereinafter sometimes referred to as “Consolidated Franchisees.” The Company ceased consolidating the financial statements of KremeKo and Freedom Rings in May and October, 2005, respectively, after these entities filed for bankruptcy, as described in Note 9.
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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Numerator: loss from continuing operations	$(29,735)	$(137,443)	$(98,033)	$(121,190)

Denominator:
Basic earnings per share-weighted average shares outstanding	61,825	61,753	61,796	61,582
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted earnings per share-weighted average shares outstanding	61,825	61,753	61,796	61,582

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for all periods presented because the Company incurred a loss from continuing operations and their inclusion would be antidilutive to the loss per share from continuing operations.
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

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(restated)		(restated)
Net income (loss), as reported	$(29,735)	$(142,519)	$(98,033)	$(162,254)
Add: stock-based expense charged (credited) to earnings	(315)	10	5,816	41
Deduct: stock-based compensation expense determined under fair value method for all awards	(2,729)	(8,015)	(14,286)	(13,877)

Pro forma net income (loss)	$(32,779)	$(150,524)	$(106,503)	$(176,090)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$(0.48)	$(2.31)	$(1.59)	$(2.63)
Pro forma earnings (loss) per share — Basic	$(0.53)	$(2.44)	$(1.72)	$(2.86)
Reported earnings (loss) per share — Diluted	$(0.48)	$(2.31)	$(1.59)	$(2.63)
Pro forma earnings (loss) per share — Diluted	$(0.53)	$(2.44)	$(1.72)	$(2.86)
     Stock-based compensation for the three and nine months ended October 30, 2005 includes ($315,000) and $1,792,000, respectively, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during the first quarter of fiscal 2006 to Kroll Zolfo Cooper (“KZC”), a corporate recovery and advisory firm engaged by the Company as more fully described in Note 2. The cost of the warrant is being charged to earnings from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable. The credit to earnings related to the warrant for the three months ended October 30, 2005 reflects a decrease in the estimated aggregate fair value of the warrant at that date compared to July 31, 2005.
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
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company will adopt the provisions of FAS 123(R), and expects to use a modified prospective transition method and the Black-Scholes option pricing model. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, will require a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. The Company currently expects to recognize SBP compensation expense for awards on a straight-line basis over the vesting period of the award. Pro forma net income and earnings per share amounts for the three months and nine months ended October 30 2005 and October 31, 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-Based Compensation” above.
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
Note 2 — Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $98.0 million for the first nine months of fiscal 2006. The loss for the first nine months of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6. Cash provided by operating activities declined from $65.3 million in the first nine months of fiscal 2005 to $9.3 million in the first nine months of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first nine months of fiscal 2006, during which the Company’s revenues declined to $421.1 million from $546.1 million in the first nine months of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10). The loss for the first nine months of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $29.7 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
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
Note 3 — Receivables
     The components of receivables are as follows:

	Oct. 30,	Jan. 30,
	2005	2005
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$18,270	$21,743
Unaffiliated franchisees	20,794	18,897
Current portion of notes receivable	1,114	937
Less — allowance for doubtful accounts	(13,631)	(11,379)

	$26,547	$30,198

Receivables from related parties:
Equity Method Franchisees:
Trade	$16,423	$12,804
Current portion of notes receivable	5,309	2,000
Less — allowance for doubtful accounts	(2,852)	(1,105)

	18,880	13,699

Franchisees owned by Directors emeriti:
Trade	—	1,669
Current portion of notes receivable	—	142

	—	1,811

	$18,880	$15,510

Non-current portion of notes receivable from related parties:
Equity Method Franchisees	$100	$1,958
Franchisees owned by Directors emeriti	—	162

	$100	$2,120

     During the quarter ended October 30, 2005, the Company eliminated the position of non-voting emeritus director and the persons then holding such position retired as non-voting emeritus directors.
Note 4 — Inventories
     The components of inventories are as follows:

	Oct. 30,	Jan. 30,
	2005	2005
	(In thousands)
Raw materials	$6,808	$8,210
Work in progress	31	56
Finished goods	5,165	7,225
Purchased merchandise	13,200	12,948
Manufacturing supplies	162	152

	$25,366	$28,591

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	Oct. 30,	Jan. 30,
	2005	2005
	(In thousands)
Krispy Kreme Doughnut Corporation:
$225 million Secured Credit Facility	$119,700	$—
$119.3 million revolving line of credit	—	59,000
$30.7 million term loan	—	28,600
Capital lease obligations	4,116	7,360

	123,816	94,960

Glazed Investments:
$12 million credit facility	6,141	7,003
Real estate and equipment loans	5,772	6,347
Capital lease obligations	1,355	1,370
Subordinated notes	136	136

	13,404	14,856

New England Dough:
$14.4 million term loans	9,595	13,487
$12 million revolving line of credit	—	1,606

	9,595	15,093

KremeKo:
Credit facility	—	11,581
Building and equipment loans	—	2,199
Capital lease obligations	—	358

	—	14,138

	146,815	139,047
Less: current maturities	(27,516)	(48,097)

	$119,299	$90,950

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
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of earnings before interest, taxes and depreciation (“EBITDA”)) and a minimum interest coverage ratio (expressed as a ratio of EBITDA to net interest expense), computed based upon EBITDA and net interest expense for the most recent four fiscal quarters. As of October 30, 2005, these tests were set at 4.5 to 1.0, in the case of the maximum leverage ratio, and 3.15 to 1.0, in the case of the minimum interest coverage ratio. As of October 30, 2005, the Company’s leverage ratio was approximately 3.6 to 1.0 and the Company’s interest coverage ratio was approximately 4.8 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of October 30, 2005, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $48 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
     The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.
  Consolidated Franchisees
     Both Glazed Investments and New England Dough had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and contained various financial and other covenants. At October 30, 2005, both Glazed Investments and New England Dough were in violation of one or more covenants under their credit facilities, and accordingly all borrowings outstanding under those facilities were classified as current liabilities at that date.
     Accounts receivable, inventories and property and equipment having carrying values of approximately $333,000, $181,000 and $15.1 million at October 30, 2005 are pledged as collateral for indebtedness of New England Dough, a VIE whose financial statements have been consolidated with those of the Company pursuant to FIN46(R). Creditors of New England Dough have no recourse to the general credit of the Company except to the extent of the Company’s guarantee of certain of New England Dough’s indebtedness; such guarantee totaled approximately $5.4 million at October 30, 2005.
     During the quarter ended October 30, 2005, the Company settled KremeKo’s secured indebtedness, which was guaranteed, in part, by the Company, and subsequent to October 30, 2005, the remaining indebtedness of Consolidated Franchisees was paid, as described in Note 9.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are also collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liability related to these guarantees was approximately $25.1 million at October 30 and January 30, 2005, exclusive of guarantees related to Consolidated Franchisees. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and for debt the guaranteed amount was determined based upon the principal amount outstanding under the respective agreement. Of the total guaranteed amount at October 30 and January 30, 2005, approximately $25.1 million and $24.6 million, respectively, relates to Equity Method Franchisees, as summarized in Note 9. Each of the guarantee amounts at October 30, 2005 includes approximately $9.7 million related to KremeKo which was not included in the balance of guarantees as of January 30, 2005 because the financial statements of KremeKo at that date were consolidated with those of the Company and KremeKo’s indebtedness was reflected as a liability in the Company’s consolidated balance sheet. The percentage guaranteed generally approximates the Company’s ownership percentage in the franchisee. The remaining guarantees relate to franchisees in which the Company has no ownership interest. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the respective agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.
Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Impairment charges:
Impairment of goodwill	$—	$131,609	$—	$131,609
Impairment of long-lived assets	15,293	9,331	28,293	15,030
Impairment of reacquired franchise rights	120	600	160	600
Other	—	7	—	556

Total impairment charges	15,413	141,547	28,453	147,795

Lease termination costs:
Provision for termination costs	369	1,025	1,804	2,735
Less — reversal of previously recorded deferred rent expense	(87)	85	(539)	(274)

Net provision	282	1,110	1,265	2,461

	$15,695	$142,657	$29,718	$150,256

     The goodwill impairment charge in fiscal 2005 reduced the carrying value of goodwill associated with the Company Stores segment to its estimated fair value.
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

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Balance at beginning of period	$1,804	$1,596	$2,281	$—

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	164	812	1,319	2,522
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	184	197	416	197
Accretion of discount	21	16	69	16

Total provision	369	1,025	1,804	2,735

Accrual related to KremeKo (Note 1)	—	—	(862)	—
Accrual related to Freedom Rings (Note 1)	(150)	—	(150)	—
Payments	(250)	(414)	(1,300)	(528)

Balance at end of period	$1,773	$2,207	$1,773	$2,207

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

	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2005	2004	2005	2004
	(In thousands)
		(restated)		(restated)
Revenues:
Company Stores	$93,668	$128,411	$309,248	$388,247
Franchise	4,121	5,681	14,100	19,147
KKM&D	60,982	84,702	196,321	277,052
Intersegment sales eliminations	(29,953)	(44,401)	(98,554)	(138,386)

Total revenues	$128,818	$174,393	$421,115	$546,060

Operating income (loss):
Company Stores	$(3,529)	$983	$(1,375)	$13,855
Franchise	3,231	3,709	10,213	13,558
KKM&D	6,654	12,469	25,541	49,883
Unallocated general and administrative expenses	(15,654)	(13,034)	(52,073)	(37,049)
Impairment charges and lease termination costs	(15,695)	(142,657)	(29,718)	(150,256)
Settlement of litigation	—	—	(35,833)	—

Total operating (loss)	$(24,993)	$(138,530)	$(83,245)	$(110,009)

Depreciation and amortization expense:
Company Stores	$5,555	$7,162	$18,257	$19,257
Franchise	32	43	113	129
KKM&D	880	833	2,624	2,456
Corporate administration	448	516	1,406	1,483

Total depreciation and amortization expense	$6,915	$8,554	$22,400	$23,325

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
     Equity Method Franchisees
     As of October 30, 2005, the Company has invested in 14 Equity Method Franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to Equity Method Franchisees and Freedom Rings are summarized in the table below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	October 30, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(100)	$1,466	$60	$10	$2,861
Amazing Glazed, LLC	(439)	567	76	19	2,218
Amazing Hot Glazers, LLC	184	170	24	4	894
Caribbean Glaze Corporation	90	—	—	—	—
Freedom Rings (accounted for using the cost method)	2,000	116	88	—	833
KK-TX I, L.P.	(137)	106	—	—	1,543
KK Wyotana, LLC	—	38	—	—	—
KKNY, LLC	(7)	605	—	—	—
KremeKo, Inc.	5,210	—	1,013	—	—
Kremeworks, LLC	2,349	1,562	—	—	2,667
Krispy Kreme Australia Pty Limited	(358)	3,191	4,024	67	4,622
Krispy Kreme of South Florida, LLC	—	1,644	—	—	7,899
Krispy Kreme U.K. Limited	2,745	4,418	—	—	1,102
Krispy Kreme Mexico, S. de R.L. de C.V.	1,190	1,526	—	—	—
Priz Doughnuts, LP	—	1,014	24	—	436

	$12,727	$16,423	$5,309	$100	$25,075

	January 30, 2005
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(33)	$1,222	$58	$55	$3,001
Amazing Glazed, LLC	22	443	73	76	2,590
Amazing Hot Glazers, LLC	175	122	23	22	951
Caribbean Glaze Corporation	90	—	—	—	—
KK-TX I, L.P.	(44)	110	—	—	1,578
KK Wyotana, LLC	—	51	—	—	—
KKNY, LLC	(7)	1,199	—	—	—
Kremeworks, LLC	638	3,072	900	—	2,667
Krispy Kreme Australia Pty Limited	385	1,551	922	1,767	4,419
Krispy Kreme of South Florida, LLC	413	1,310	—	20	8,068
Krispy Kreme U.K. Limited	3,327	1,456	—	—	851
Krispy Kreme Mexico, S. de R.L. de C.V.	1,007	1,363	—	—	—
Priz Doughnuts, LP	—	905	24	18	468

	$5,973	$12,804	$2,000	$1,958	$24,593

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
     Summarized results from discontinued operations for the three months and nine months ended October 31, 2004 are as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	Oct. 31,	Oct. 31,
	2004	2004
	(In thousands)
	(restated)
Revenues	$853	$3,564

Loss before income taxes, including impairment charges of $1,001 and $35,119, respectively, for the three months and nine months ended October 31, 2004	$(1,424)	$(37,626)
Provision for income taxes	3,652	2,207

Net loss from discontinued operations	$(5,076)	$(39,833)

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
     As of October 30, 2005, there were 416 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 153 were owned by the Company (including 36 owned by consolidated franchisees) and 263 were owned by franchisees (other than consolidated franchisees). Of the 416 total stores, there were 351 factory stores and 65 satellites; 360 stores were located in the United States and 56 were located in other countries.
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
     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein. Financial information for the three months and nine months ended October 31, 2004 reflects the restatement adjustments described in Notes 2 and 25 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2005.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in the Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. These sales declines continued in fiscal 2006. For the nine months ended October 30, 2005, systemwide and Company average weekly sales per factory store decreased approximately 17.6% and 19.6%, respectively, compared to the prior year. The 19.6% decline in Company average weekly sales per factory store resulted in a larger percentage decline in Company Store profitability due to the significant fixed or semi-fixed nature of many store operating costs. In response to declining sales, the Company closed 24 poorly performing factory stores during the first nine months of fiscal 2006, and recorded impairment charges and lease termination costs of approximately $29.7 million related to store closing decisions. Also in the first nine months of fiscal 2006, lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise Operations segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.
RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the three and nine months ended October 30, 2005 and October 31, 2004, expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended		Nine months ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	90.0	85.6	86.9	81.8
General and administrative expenses	11.8	7.2	12.0	6.5
Depreciation and amortization expense	5.4	4.9	5.3	4.3
Impairment charges and lease termination costs	12.2	81.8	7.1	27.5
Settlement of litigation	—	—	8.5	—

Operating income	(19.4)%	(79.4)%	(19.8)%	(20.1)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the nine months ended October 30, 2005 represent stores operated by KremeKo, a Consolidated Franchisee which filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing. Transferred stores for the nine months ended October 31, 2004 represent stores operated by KremeKo and New England Dough, franchisees whose financial statements were first consolidated with those of the Company as of May 2, 2004, the end of the first quarter of fiscal 2005.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended October 30, 2005:
JULY 31, 2005	151	216	367
Opened	—	6	6
Closed	(5)	(17)	(22)
Transferred	—	—	—

OCTOBER 30, 2005	146	205	351

Nine months ended October 30, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	11	14
Closed	(24)	(35)	(59)
Transferred	(8)	8	—

OCTOBER 30, 2005	146	205	351

Three months ended October 31, 2004:
AUGUST 1, 2004	171	216	387
Opened	8	5	13
Closed	(4)	(4)	(8)
Transferred	—	—	—

OCTOBER 31, 2004	175	217	392

Nine months ended October 31, 2004:
FEBRUARY 1, 2004	141	216	357
Opened	20	31	51
Closed	(10)	(6)	(16)
Transferred	24	(24)	—

OCTOBER 31, 2004	175	217	392

(1)	Excludes satellites.
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

	Three months ended		Nine months ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2005	2004	2005	2004
	( In thousands, except operating weeks)
		(restated)		(restated)
Average weekly sales per factory store (1):
Company	$47.3	$56.1	$48.9	$60.8
Systemwide	$45.4	$52.6	$46.4	$56.3
Factory Store operating weeks:
Company	1,967	2,282	6,249	6,315
Systemwide	4,669	4,981	14,672	14,506
Average weekly sales per store (1):
Company	$46.7	$53.2	$48.0	$57.3
Systemwide	$40.3	$48.4	$42.4	$52.5
Store operating weeks:
Company	1,993	2,407	6,370	6,697
Systemwide	5,257	5,413	16,063	15,549

(1)	Excludes sales between company and franchise stores.
THREE MONTHS ENDED OCTOBER 30, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2004
Overview
     Systemwide sales for the third quarter of fiscal 2006 decreased 18.7% compared to the third quarter of fiscal 2005. The decrease reflects a 16.7% decrease in average weekly sales per store and a 2.9% decrease in store operating weeks. The systemwide sales decrease reflects a 27.1% decrease in Company Stores sales and a 11.3% decrease in franchise store sales.
Revenues
     Total revenues decreased 26.1% to $128.8 million for the three months ended October 30, 2005 from $174.4 million for the three months ended October 31, 2004. This decrease was comprised of a 27.1% decrease in Company Stores revenues to $93.7 million, a 27.5% decrease in Franchise revenues to $4.1 million, and a 23.0% decrease in KKM&D revenues to $31.0 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$93,668	$128,411
Franchise	4,121	5,681
KKM&D	31,029	40,301

Total revenues	$128,818	$174,393

	Three months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.7%	73.6%
Franchise	3.2	3.3
KKM&D	24.1	23.1

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 27.1% to $93.7 million from $128.4 million in the third quarter of fiscal 2005. The decrease reflects a 12.2% decline in average weekly sales per store and a 17.2% decrease in store operating weeks. The decline in average weekly sales per store reflects lower average per store off-premises sales and, to a lesser extent, lower average on premises sales per store, each of which reflects lower volumes. Off-premises sales also were affected by price reductions on certain products. The decrease in store operating weeks reflects store closures as well as the deconsolidation of the financial statements of KremeKo. Company Stores revenues for the three months ended October 31, 2004 includes $7.3 million of revenues related to KremeKo.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 27.5% to $4.1 million in the third quarter of fiscal 2006 from $5.7 million in the third quarter of fiscal 2005. The decline in franchise revenues reflects a decrease in royalty revenues resulting from lower sales by franchisees in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. In addition, during the third quarter of fiscal 2006 the Company did not recognize as revenue approximately $1.4 million of uncollected royalties which accrued during the period because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $118.9 million in the third quarter of fiscal 2006 compared to approximately $134.1 million in the third quarter of fiscal 2005.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 23.0% to $31.0 million in the third quarter of fiscal 2006 from $40.3 million in the third quarter of fiscal 2005. The most significant reason for the decrease in revenues was lower average sales per franchise store, which resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 90.0% of revenues in the third quarter of fiscal 2006 compared to 85.6% of revenues in the third quarter of fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$88,208	$114,295
Franchise	858	1,929
KKM&D	26,929	32,970

Total direct operating expenses	$115,995	$149,194

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	94.2%	89.0%
Franchise	20.8%	34.0%
KKM&D	86.8%	81.8%
Total direct operating expenses	90.0%	85.6%
     Direct operating expenses as a percentage of revenues increased in the Company Stores and KKM&D segments. The increase in direct operating expenses as a percentage of revenues in each segment reflects the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base compared to the third quarter of fiscal 2005. KKM&D direct operating expenses include approximately $2.1 million and $2.3 million of bad debt provisions related to receivables from franchisees in the third quarter of fiscal 2006 and fiscal 2005, respectively, representing approximately 6.8% and 5.7%, respectively, of KKM&D revenues. Franchise segment operating expenses fell, both in absolute terms and as a percentage of franchise revenues, due to reduced provisions for uncollectible receivables and a reduction in corporate cost allocations arising from cost reductions in certain categories which are allocated, in part, to the franchise segment.
General and Administrative Expenses
     General and administrative expenses increased to $15.2 million, or 11.8% of total revenues, in the third quarter of fiscal 2006 from $12.5 million, or 7.2% of total revenues, in the third quarter of fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $7.2 million (net of estimated insurance recoveries of approximately $3.6 million) for the third quarter of fiscal 2006 and approximately $200,000 (net of estimated insurance recoveries of approximately $1.4 million) in the third quarter of fiscal 2005. Exclusive of these costs, general and administrative expenses were 6.2% and 7.1% of total revenues in the third quarter of fiscal 2006 and 2005, respectively. Among the more significant reductions in general and administrative expenses in the third quarter of fiscal 2006 compared to the comparable quarter of the preceding year were reductions of approximately $900,000 in executive compensation, benefits and travel, and approximately $900,000 in the cost of corporate aircraft.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $6.9 million, or 5.4% of total revenues, in the third quarter of fiscal 2006 from $8.6 million, or 4.9% of total revenues, in the third quarter of fiscal 2005. The decrease in depreciation and amortization expense relates almost entirely to the Company Stores segment, in which depreciation and amortization expense declined principally due to store closures. Depreciation and amortization expense as a percentage of total revenues rose primarily because revenues declined disproportionately to the decline in the number of stores in the third quarter of fiscal 2006 compared to the comparable quarter of fiscal 2005.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $15.7 million in the third quarter of fiscal 2006 compared to $142.7 million in the third quarter of fiscal 2005. The fiscal 2005 charges include approximately $132.2 million to reduce the carrying value of goodwill and reacquired franchise rights associated with the Company Stores segment to their estimated fair values. Substantially all of the remaining fiscal 2005 charges and all of the fiscal 2006 charges arose from store closing decisions, and included approximately $15.4 million of impairment charges related principally to long-lived assets and approximately $0.3 million of lease termination costs in the third quarter of fiscal 2006, and approximately $9.3 million of impairment charges related principally to long-lived assets and approximately $1.1 million of lease termination costs in the third quarter of fiscal 2005. The Company closed five factory stores in the third quarter of fiscal 2006 and four factory stores in the third quarter of fiscal 2005. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Interest Expense
     Interest expense increased to $4.7 million in the third quarter of fiscal 2006 from $1.7 million in the third quarter of fiscal 2005. The aggregate costs associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities), including interest, fees and amortization of deferred debt issue costs, increased approximately $3.3 million for the three months ended October 30, 2005 over the comparable quarter of the preceding year, reflecting higher outstanding debt balances, interest rates, lender margin and transaction costs in the third quarter of fiscal 2006 compared to the prior year quarter. Interest expense associated with Consolidated Franchisees declined approximately $365,000 in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, principally because the Company ceased consolidation of the financial statements of KremeKo during the second quarter of fiscal 2006.

Equity in Income (Losses) of Equity Method Franchisees
     The Company’s share of losses incurred by equity method franchisees totaled $488,000 in the third quarter of fiscal 2006 compared to $190,000 in the third quarter of fiscal 2005. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interests in those franchisees. In the third quarter of fiscal 2006, minority investors absorbed losses incurred by consolidated franchisees totaling $563,000, substantially all of which relates to New England Dough; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the quarter. In the third quarter of fiscal 2005, minority investors’ shared in $4.2 million of the aggregate net losses by consolidated franchisees, the substantial majority of which related to KremeKo.
Other Income and (Expense), Net
     Other income and (expense), net, for the three months ended October 31, 2004 includes a charge of approximately $1,545,000 to reduce the carrying value of an investment in a franchisee to its then estimated fair value, which reduction resulted from an adverse change in the financial condition of the franchisee.
Provision for Income Taxes
     The provision for income taxes on continuing operations was $308,000 in the third quarter of fiscal 2006, which consists of adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for taxes estimated to be payable currently. Since the third quarter of fiscal 2005, the valuation allowance has been maintained in an amount sufficient to reduce the Company’s net deferred income tax asset to zero because management is unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended in fiscal 2005 and the fact that the Company incurred a loss in its fiscal year ended January 29, 2006, that realization of the net deferred income tax asset is more likely than not.
     The provision for income taxes on continuing operations in the third quarter of fiscal 2005 was a benefit of $133,000. The significant losses incurred by the Company caused the Company to be unable to conclude, as of the end of the third quarter of fiscal 2005, that realization of the Company’s net deferred income tax assets was more likely than not, and the Company established an allowance against deferred income tax assets equal to the amount of the deferred income tax assets, net of deferred income tax liabilities. Accordingly, the Company recorded no tax benefit of its losses in the third quarter, except to reverse taxes provided in the first and second quarters of fiscal 2005 (less amounts estimated to be payable currently), and the Company also established a valuation allowance of $7.9 million equal to the Company’s net deferred income tax assets related to continuing operations as of the beginning of fiscal 2005.
Income (Loss) From Continuing Operations
     The Company incurred a loss from continuing operations of $29.7 million for the third quarter of fiscal 2006, compared to a loss from continuing operations of $137.4 million the third quarter of fiscal 2005.
NINE MONTHS ENDED OCTOBER 30, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2004
Overview
     Systemwide sales for the first nine months fiscal 2006 decreased 16.5% compared to the first nine months of fiscal 2005. This decrease was attributable to a 19.2% decrease in average weekly sales per store, partially offset by a 3.3% increase in store operating weeks. The systemwide sales decrease reflects a 20.3% decrease in Company Stores sales and a 13.5% decrease in franchise store sales.

Revenues
     Total revenues decreased 22.9% to $421.1 million for the nine months ended October 30, 2005 from $546.1 million for the nine months ended October 31, 2004. This decrease was comprised of a 20.3% decrease in Company Stores revenues to $309.2 million, a 26.4% decrease in Franchise revenues to $14.1 million, and a 29.5% decrease in KKM&D revenues to $97.8 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Nine months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$309,248	$388,247
Franchise	14,100	19,147
KKM&D	97,767	138,666

Total revenues	$421,115	$546,060

PERCENTAGE OF TOTAL REVENUES:
Company Stores	73.4%	71.1%
Franchise	3.4	3.5
KKM&D	23.2	25.4

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 20.3% to $309.2 million in the first nine months of fiscal 2006 from $388.2 million in the first nine months of fiscal 2005. The decrease reflects a 16.2% decline in average weekly sales per store and a 4.9% decrease in store operating weeks. The decline in average weekly sales per store reflects lower average per store off-premises sales and, to a lesser extent, lower average on premises sales per store, each of which reflects lower volumes. Off-premises sales also were affected by price reductions on certain products. The decrease in store operating weeks reflects store closures as well as the deconsolidation of the financial statements of KremeKo. Company Stores revenues for the nine months ended October 30, 2005 and October 31, 2004 includes $6.8 million and $16.1 million, respectively, of revenues related to KremeKo.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 26.4% to $14.1 million in the first nine months of fiscal 2006 from $19.1 million in the first nine months of fiscal 2005. The decline in franchise revenues reflects a decline in royalty revenues resulting from lower sales by franchisees in the fiscal 2006 period compared to the comparable period of fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in the first nine months of fiscal 2006 compared to the prior year. In addition, during the first nine months of fiscal 2006 the Company did not recognize as revenue approximately $2.7 million of uncollected royalties which accrued during the period because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $374.1 million for the nine months ended October 30, 2005, compared to approximately $432.5 million for the nine months ended October 31, 2004.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 29.5% to $97.8 million in the first nine months of fiscal 2006 from $138.7 million in the comparable period of fiscal 2005. The most significant reason for the decrease in revenues was lower average sales per franchise store, which resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, reduced store expansion by franchisees in the first nine months of fiscal 2006 compared to the prior year resulted in lower equipment sales. In the first nine months of fiscal 2006, franchisees opened 11 new factory stores compared to 31 in the first nine months of fiscal 2005.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 86.9% of revenues in the first nine months of fiscal 2006 compared to 81.8% of revenues in the first nine months of fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Nine months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
DIRECT OPERATING EXPENSES BUSINESS SEGMENT:
Company Stores	$278,720	$334,476
Franchise	3,774	5,460
KKM&D	83,248	106,986

Total direct operating expenses	$365,742	$446,922

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	90.1%	86.2%
Franchise	26.8%	28.5%
KKM&D	85.1%	77.2%
Total direct operating expenses	86.9%	81.8%
     Direct operating expenses as a percentage of revenues increased in the Company Stores and KKM&D segments. The increase in direct operating expenses as a percentage of revenues in each segment reflects the effects of the fixed or semi-fixed nature of many operating costs on a reduced revenue base compared to the first nine months of fiscal 2005. In addition, the Company Stores segment, for which direct operating expenses as a percentage of revenues are higher than either the Franchise or KKM&D segment, represented 73.4% of consolidated revenues in the first nine months of fiscal 2006 compared to 71.1% of consolidated revenues in the first nine months of fiscal 2005. KKM&D direct operating expenses include approximately $4.7 million and $2.3 million of bad debt provisions related to receivables from franchisees in first nine months of fiscal 2006 and the first nine months of fiscal 2005, respectively, representing approximately 4.8% and 1.7%, respectively, of KKM&D revenues.
General and Administrative Expenses
     General and administrative expenses increased to $50.7 million, or 12.0% of total revenues, in the first nine months of fiscal 2006 from $35.6 million, or 6.5% of total revenues, in the first nine months of fiscal 2005. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein totaling approximately $23.5 million (net of estimated insurance recoveries of approximately $12.0 million) for the nine months ended October 31, 2005 and approximately $200,000 (net of estimated insurance recoveries of approximately $1.4 million) in the first nine months of fiscal 2005. In addition, general and administrative expenses in the first nine months of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses for the fiscal 2006 period were approximately 5.5% of total revenues. Among the more significant reductions in general and administrative expenses in the first nine months of fiscal 2006 compared to the comparable period of the preceding year were reductions of approximately $3.3 million in executive compensation, benefits and travel; approximately $2.6 million in the cost of corporate aircraft; approximately $1.1 million in charitable contributions; and approximately $700,000 in investor relations costs.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $22.4 million, or 5.3% of total revenues, for the first nine months of fiscal 2006 from $23.3 million, or 4.3% of total revenues, in the first nine months of fiscal 2005. The decline in depreciation and amortization expense principally reflects store closures. Depreciation and amortization expense as a percentage of total revenues rose primarily due to the decline in revenues from the prior year.

Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $29.7 million in the first nine months of fiscal 2006 compared to $150.3 million in the first nine months of fiscal 2005. The fiscal 2005 charges include approximately $132.2 million to reduce the carrying value of goodwill and reacquired franchise rights associated with the Company Stores segment to their estimated fair values. Substantially all of the remaining fiscal 2005 charges and all of the fiscal 2006 charges arose from store closing decisions, and included approximately $28.5 million of impairment charges related principally to long-lived assets and approximately $1.3 million of lease termination costs in the first nine months of fiscal 2006, and approximately $15.6 million of impairment charges related principally to long-lived assets and approximately $2.5 million of lease termination costs in the first nine months of fiscal 2005. Substantially all of the remaining fiscal 2005 charges and all of the fiscal 2006 charges arose from store closing decisions. The Company closed 24 factory stores in the first nine months of fiscal 2006 and 10 factory stores in the first nine months of fiscal 2005. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
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
Interest Expense
     Interest expense increased to $15.2 million for the nine months ended October 30, 2005, from $4.8 million for the nine months ended October 31, 2004. The aggregate costs, including interest, fees and amortization of deferred debt issue costs, associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities) increased approximately $8.7 million for the nine months ended October 30, 2005, over the nine months ended October 31, 2004. Of the $8.7 million increase, approximately $7.5 million reflects higher outstanding debt balances, interest rates, lender margin and transaction costs in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005; the remainder of the increase results principally from one-time fees and expenses associated with the bank credit facility prior to its retirement using proceeds of the Secured Credit Facility. In addition, interest expense in the first nine months fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $3.8 million in the first nine months of fiscal 2006 compared to $675,000 for the first nine months of fiscal 2005. Approximately $1.7 million of the increase reflects higher losses incurred by KremeKo in the fiscal 2006 period compared to the comparable period of the prior year. Subsequent to the deconsolidation of the financial statements of KremeKo at the end of May 2005, KremeKo has been accounted for using the equity method; KremeKo was accounted for using the equity method prior to the initial consolidation of KremeKo’s financial statements with those of the Company as of the end of the first quarter of fiscal 2004.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of consolidated franchisees allocable to other investors’ interest in those franchisees. In the first nine months of fiscal 2006, minority investors absorbed an aggregate of $1.5 million of losses incurred by Glazed Investments and New England Dough; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in fiscal 2006. In the first nine months of fiscal 2005, minority investors shared in $4.8 million of aggregate net losses incurred by consolidated franchisees, the substantial majority of which related to KremeKo.

Other Income and (Expense), net
     Other income and (expense), net, for the nine months ended October 31, 2004 includes a charge of approximately $1,545,000 to reduce the carrying value of an investment in a franchisee to its then estimated fair value, which reduction resulted from an adverse change in the financial condition of the franchisee.
Provision for Income Taxes
     The provision for income taxes on continuing operations was a benefit of $1.1 million for the first nine months of fiscal 2006, which includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for taxes estimated to be payable currently. Since the third quarter of fiscal 2005, the valuation allowance has been maintained in an amount sufficient to reduce the Company’s net deferred income tax asset to zero because management is unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended in fiscal 2005 and the fact that the Company incurred a loss in its fiscal year ended January 29, 2006, that realization of the net deferred income tax asset is more likely than not. The provision for income taxes for the first nine months of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.
     The provision for income taxes on continuing operations was approximately $9.7 million for the first nine months of fiscal 2005. The provision includes a valuation allowance of $7.9 million, equal to the Company’s net deferred income tax assets related to continuing operations as of the beginning of fiscal 2005, as well as taxes estimated to be payable currently. The significant losses incurred by the Company caused the Company to be unable to conclude, as of the end of the third quarter of fiscal 2005, that realization of the Company’s net deferred income tax assets was more likely than not, and the Company established an allowance against deferred income tax assets equal to the amount of the deferred income tax assets, net of deferred income tax liabilities.
Income (Loss) From Continuing Operations
     The Company incurred a loss from continuing operations of $98.0 million for the first nine months of fiscal 2006, compared to a loss from continuing operations of $121.2 million the first nine months of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2006 and 2005.

	Nine months ended
	Oct. 30,	Oct. 31,
	2005	2004
	(In thousands)
		(restated)
Net cash provided by operating activities	$9,280	$65,270
Net cash (used for) investing activities	(15,884)	(45,146)
Net cash provided by (used for) financing activities	7,834	(27,170)
Effect of exchange rate changes on cash	(11)	135
Cash balances of subsidiaries at date of consolidation	—	3,217
Cash balances of subsidiaries at date of deconsolidation	(1,011)	—

Net increase (decrease) in cash and cash equivalents	$208	$(3,694)

Cash Flows from Operating Activities
     Net cash provided by operating activities was $9.3 million and $65.3 million in the first nine months of fiscal 2006 and 2005, respectively.

     In the first nine months of fiscal 2006, cash flow from operating activities was adversely affected by a decline in sales and lower operating margins compared to the first nine months of fiscal 2005. These trends continued for the balance of fiscal 2006.
Cash Flows from Investing Activities
     Net cash used for investing activities was $15.9 million and $45.1 million in the first nine months of fiscal 2006 and 2005, respectively.
     The decline in cash used for investing activities principally reflects significantly reduced capital expenditures in fiscal 2006. Capital expenditures will continue to be substantially lower in fiscal 2006 than in fiscal 2005 because the Company substantially eliminated store expansion in fiscal 2006. The Company realized approximately $4.6 million and $1.7 million from property disposals in the first nine months of fiscal 2006 and 2005, respectively. During the third quarter of fiscal 2006, the Company paid approximately $9.3 million to settle the Company’s obligations under certain guarantees of indebtedness of KremeKo, as more fully described in Note 9 to the consolidated financial statements included elsewhere herein; such payment is included in “Investments in and advance to equity method franchisees” in the consolidated statement of cash flows. Cash inflows from investing activities for the first nine months of fiscal 2005 included approximately $16.7 million from the sale and leaseback of stores at Glazed Investments and approximately $4.1 million from the collection of notes receivable associated with a group of stores sold to a franchisee in fiscal 2004.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $7.8 million in the first nine months of fiscal 2006, compared to net cash used for financing activities of $27.2 million in the first nine months of fiscal 2005.
     During the first nine months of fiscal 2006, the Company closed the Secured Credit Facilities described below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under a prior credit facility (which was terminated). In the first nine months of fiscal 2006, the Company paid approximately $8.8 million of fees, costs and expenses associated with the new facility. Cash inflows from financing activities in the first nine months of fiscal 2006 also included a $2.6 million capital contribution to a Consolidated Franchisee by the minority investors in that franchisee. In the first nine months of fiscal 2005, the Company repaid approximately $43 million of long-term debt using cash provided by operations and the proceeds of the sale and leaseback transaction.
Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $98.0 million for the first nine months of fiscal 2006. The loss for the first nine months of fiscal 2006 includes a charge of $35.8 million related to the anticipated settlement of certain litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. Cash provided by operating activities declined from $65.3 million in the first nine months of fiscal 2005 to $9.3 million in the first nine months of fiscal 2006.
     During fiscal 2005, the Company experienced first a slowing in the rate of growth in sales in its Company Stores segment and, later in the year, declines in sales compared to the comparable periods of fiscal 2004. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first nine months of fiscal 2006, during which the Company’s revenues declined to $421.1 million from $546.1 million in the first nine months of fiscal 2005, reflecting, among other things, lower revenues at KKM&D, store closures (including closures by Consolidated Franchisees) and lower revenues at remaining stores. These trends adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, litigation has been commenced against the Company and certain current and former officers and directors, and investigations of the Company have been initiated by the Securities and Exchange Commission (the “Commission”) and the United States Attorney for the Southern District of New York, as described in Note 6 to the consolidated financial statements appearing elsewhere herein. In October 2004, the Company’s Board of Directors appointed a Special Committee to conduct an independent investigation of certain matters, including accounting matters. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     The loss incurred in fiscal 2005 reflects impairment charges of approximately $159.0 million related to goodwill, other intangible assets and property and equipment associated with the Company Stores business segment, and approximately $35.1 million related to the Company’s discontinued Montana Mills segment (see Note 10 to the consolidated financial statements appearing elsewhere herein). The loss for the first nine months of fiscal 2006 reflects a net provision of $35.8 million for the anticipated settlement of certain litigation, and impairment charges and lease termination costs of $29.7 million associated with closed stores. In addition, the Company has incurred substantial expenses to defend the Company and its officers and directors in connection with pending litigation, to cooperate with the investigations of the Special Committee, the Commission and the United States Attorney, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses were significantly greater in fiscal 2006 than in fiscal 2005, are continuing in fiscal 2007, and could be substantial in future years.
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
     As of October 30, 2005, the Company had approximately $119.7 million in cash borrowings (excluding leases and indebtedness of Consolidated Franchisees). A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s option contracts and unassigned commodity futures contracts as of October 30, 2005, all of which mature in fiscal 2006 and 2007, is set forth in the table below.

			Aggregate
		Weighted	Contract	Aggregate
		Average Contract	Amount	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	35,000 bushels	$ 3.38/bushel	$ 118	$ 12
Coffee	412,500 lbs.	$ 1.104/lb.	455	(47)

Options contracts:
Call options on coffee futures	487,500 lbs.	$ 1.10/lb.	536	(6)

				$ (41)

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of October 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2005 Form 10-K and 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of October 30, 2005, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of additional procedures as discussed under “Remediation of Material Weaknesses” and “Subsequent Material Changes in Internal Control over Financial Reporting” below, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were changes in the Company’s internal control over financial reporting during the quarter ended October 30, 2005 and throughout fiscal 2006, as more fully set forth in Item 9A, “Controls and Procedures,” of the 2006 Form 10-K. The report of management on internal control over financial reporting as of January 29, 2006 included in the 2006 Form 10-K is reproduced below.
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