Form 10-Q
period 2006-04-30
KRISPY KREME DOUGHNUTS INC
filed 2006-12-22
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of Common Stock, no par value, outstanding as of November 30, 2006: 62,666,994

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2007 and fiscal 2006 mean the fiscal years ended January 28, 2007 and January 29, 2006, respectively.
FORWARD-LOOKING STATEMENTS
     This quarterly report contains statements about future events and expectations, including our business strategy, remediation plans with respect to internal controls and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
•	the outcome of pending governmental investigations, including by the Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York;

•	the resolution of shareholder derivative and class action litigation;

•	potential indemnification obligations and limitations of our director and officer liability insurance;

•	material weaknesses in our internal control over financial reporting;

•	our ability to implement remedial measures necessary to improve our processes and procedures;

•	continuing negative publicity;

•	significant changes in our management;

•	the quality of franchise store operations;

•	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

•	disputes with our franchisees;

•	our ability to implement our international growth strategy;

•	currency, economic, political and other risks associated with our international operations;

•	the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

•	compliance with government regulations relating to food products and franchising;

•	our relationships with wholesale customers;

•	our ability to protect our trademarks;

•	risks associated with our high levels of indebtedness;

•	restrictions on our operations contained in our senior secured credit facilities;

•	our ability to meet our ongoing liquidity needs;

•	changes in customer preferences and perceptions;

•	risks associated with competition; and

•	other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission, including under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (the “2006 Form 10-K”).
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 30,	January 29,
	2006	2006
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,044	$16,980
Receivables	24,936	26,677
Accounts and notes receivable — equity method franchisees	11,953	12,151
Inventories	22,976	23,761
Insurance recovery receivable	34,967	34,967
Deferred income taxes	848	848
Other current assets	18,605	31,641

Total current assets	136,329	147,025
Property and equipment	200,381	205,579
Non-current portion of notes receivable — equity method franchisees	17	42
Investments in and advances to equity method franchisees	7,290	8,601
Goodwill and other intangible assets	30,287	30,291
Other assets	18,864	19,317

Total assets	$393,168	$410,855

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$—	$54
Current maturities of long-term debt	3,659	4,432
Book overdraft	—	60
Accounts payable	12,628	8,897
Accrued litigation settlement	70,800	70,800
Other accrued liabilities	44,672	69,676

Total current liabilities	131,759	153,919
Long-term debt, less current maturities	117,600	118,241
Deferred income taxes	848	848
Other long-term obligations	31,846	29,176

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	306,421	298,255
Accumulated other comprehensive income	1,746	1,426
Accumulated deficit	(197,052)	(191,010)

Total shareholders’ equity	111,115	108,671

Total liabilities and shareholders’ equity	$393,168	$410,855

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands, except per share
	amounts)
Revenues	$119,365	$152,519
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	97,085	126,260
General and administrative expenses	16,607	20,096
Depreciation and amortization expense	5,478	8,101
Impairment charges and lease termination costs	755	11,067
Settlement of litigation	—	35,833

Operating (loss)	(560)	(48,838)
Interest income	284	229
Interest expense	(5,133)	(6,151)
Equity in (losses) of equity method franchisees	(494)	(754)
Minority interests in results of consolidated franchisees	—	539
Other income, net	133	30

(Loss) before income taxes	(5,770)	(54,945)
Provision for income taxes (benefit)	272	(1,589)

Net (loss)	$(6,042)	$(53,356)

(Loss) per common share:
Basic	$(.10)	$(.86)

Diluted	$(.10)	$(.86)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(6,042)	$(53,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,478	8,101
Deferred income taxes	(197)	(1,853)
Impairment charges	358	9,882
Settlement of litigation	—	35,833
Deferred rent expense	763	385
Gain on disposal of property and equipment	(12)	(13)
Share-based compensation	5,328	4,806
Provision for doubtful accounts, net of chargeoffs	(54)	(534)
Amortization of deferred financing costs	688	948
Minority interests in results of consolidated franchisees	—	(539)
Equity in losses of equity method franchisees	494	754
Cash distributions from equity method franchisees	—	299
Other	(138)	(43)
Change in assets and liabilities:
Receivables	(1,052)	1,762
Inventories	784	1,779
Other current and non-current assets	(684)	607
Accounts payable and accrued liabilities	(71)	932
Other long-term obligations	1,917	1,748

Net cash provided by operating activities	7,560	11,498

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,266)	(6,501)
Proceeds from disposals of property and equipment	1,081	1,186
Recovery of investments in and advances to franchise investee	500	—
(Increase) decrease in other assets	1	(811)

Net cash provided by (used for) investing activities	316	(6,126)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	120,000
Repayment of short-term debt	(54)	—
Repayment of long-term debt	(1,404)	(90,349)
Net borrowings on revolving credit lines	—	88
Deferred financing costs	—	(7,967)
Proceeds from exercise of stock options	—	63
Net change in book overdraft	60	(8,221)
Cash received from minority interests	—	213

Net cash provided by (used for) financing activities	(1,398)	13,827

Effect of exchange rate changes on cash	(1)	20

Cash balances of subsidiary at date of deconsolidation	(1,413)	—

Net increase in cash and cash equivalents	5,064	19,219
Cash and cash equivalents at beginning of period	16,980	27,686

Cash and cash equivalents at end of period	$22,044	$46,905

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$10	$—
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other
					comprehensive
	Common	Common	Unearned	Notes	income	Accumulated
	shares	stock	compensation	receivable	(loss)	deficit	Total
	(In thousands)
BALANCE AT JANUARY 29, 2006	61,841	$298,255	$—	$—	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the three months ended April 30, 2006						(6,042)	(6,042)
Foreign currency translation adjustment, net of income taxes of $67					121		121
Unrealized gain from cash flow hedge, net of income taxes of $130					199		199

Total comprehensive (loss)							(5,722)
Issuance of common stock warrant		6,700					6,700
Other share-based compensation (Note 1)		1,466					1,466
Cancellation of restricted shares	(2)						—

BALANCE AT APRIL 30, 2006	61,839	$306,421	$—	$—	$1,746	$(197,052)	$111,115

BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the three months ended May 1, 2005						(53,356)	(53,356)
Foreign currency translation adjustment, net of income tax benefit of $61					(14)		(14)
Unrealized gain from cash flow hedge, net of income taxes of $397					609		609

Total comprehensive (loss)							(52,761)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	32	63					63
Amortization of restricted shares			4				4

BALANCE AT MAY 1, 2005	61,788	$298,182	$(13)	$(197)	$1,391	$(108,606)	$190,757

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Overview
Significant Accounting Policies
     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2006. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Report, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 29, 2006 were derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles.
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
     The Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries.” In addition, the Company consolidates the financial statements of variable interest entities (“VIEs”) with respect to which the Company’s variable interests absorb a majority of the VIE’s expected losses and expected residual returns, in accordance with FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).
     Investments in entities over which the Company has the ability to exercise significant influence, and whose financial statements are not required to be consolidated, are accounted for using the equity method. These entities typically are 20% to 50% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”
     The Company began consolidating the financial statements of KremeKo, Inc. (“KremeKo”) and New England Dough, LLC (“New England Dough”) upon the Company’s adoption of FIN 46(R) on May 2, 2004. Prior to that date, the Company accounted for its investments in these entities using the equity method. New England Dough and KremeKo, together with Glazed Investments, LLC (“Glazed Investments”) and Freedom Rings, LLC (“Freedom Rings”), are hereinafter sometimes referred to as “Consolidated Franchisees.” The Company ceased consolidating the financial statements of KremeKo, Freedom Rings and Glazed Investments in May 2005, October 2005 and February 2006, respectively, after these entities filed for bankruptcy, as described below and in Note 9.
     Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company as a consequence of the CCAA filing; such deconsolidation was not reflected in the Company’s financial statements until the quarter ended July 31, 2005 because, except for Freedom Rings, the results of operations of Consolidated Franchisees (as well as the Company’s share of income or loss from Equity Method Franchisees) are reflected in the Company’s results of operations on a one-month lag. Because the Company reacquired control of the KremeKo business in December 2005, the Company has accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Subsequent to their bankruptcy filings, the Company accounted for its investments in Freedom Rings and Glazed Investments using the cost method.
     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options were exercised and the dilution from the issuance of restricted shares, computed using the treasury stock method.
     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Numerator: net (loss)	$(6,042)	$(53,356)

Denominator:
Basic earnings per share — weighted average shares outstanding	61,839	61,770
Diluted earnings per share — weighted average shares outstanding	61,839	61,770
     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months ended April 30, 2006 and May 1, 2005 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.
     SHARE-BASED COMPENSATION. Effective January 30, 2006 (the first day of fiscal 2007), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment (“SBP”) awards, including stock options. Such adoption included consideration of the provisions of Staff Accounting Bulletin No. 107, which contains the views of the staff of the Securities and Exchange Commission (the “Commission”) relating to adoption of FAS 123(R). Prior to fiscal 2007, the Company accounted for SBP awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     The Company adopted FAS 123(R) using the modified prospective method of adoption and, accordingly, financial statements for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Under the modified prospective method of adoption, the portion of the aggregate fair value of stock options which were unvested at the end of fiscal 2006 that is attributable to employee service after fiscal 2006 will be charged to earnings over the remaining service period associated with the options. In addition, the Company will recognize compensation expense for stock option awards granted in fiscal 2007 and thereafter. The Company previously recognized compensation expense for grants of restricted stock based upon the fair value of the shares awarded, and this practice will continue after adoption of FAS 123(R). The fair value of each of the Company’s SBP awards is charged to expense on a straight-line basis over the vesting period of the awards, which generally ranges from three to four years.
     Information about outstanding stock options as of January 29, 2006 is set forth in the table below. These options generally have contractual terms of 10 years, the maximum term permitted under the plans pursuant to which the options were awarded.

			Weighted
	Shares	Weighted	Average
	Subject	Average	Remaining	Aggregate
	to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
				(In thousands)
Total outstanding	6,078,400	$16.58	4.6	$9,925
Vested and exercisable	5,299,300	15.15	4.2	9,925
Non-vested	779,100	26.29	7.6	—

     As of January 29, 2006, the total unrecognized compensation cost related to SBP awards (all of which relates to unvested stock options) was approximately $7.9 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to three years, with a weighted average service period of approximately one year.
     During the first quarter of fiscal 2007, the Company recognized compensation expense for all SBP awards granted after January 29, 2006 (which consist of common stock and options to acquire common stock) based on the fair value of the awards at the grant date. Adoption of FAS 123(R) had the effect of increasing compensation expense for the first quarter of fiscal 2007 by approximately $1.4 million. Because the Company recorded no income tax benefit with respect to its operating loss for the quarter, the after tax effect of the accounting change also was approximately $1.4 million, or $.02 per share. This additional expense includes not only a portion of the fair value of stock options granted during the quarter, but also a portion of the fair value of stock options granted in prior years. The Company did not realize any excess tax benefits from the exercise of options during the first quarter of fiscal 2007.
     The fair value of options for 500,000 common shares granted during the first quarter of fiscal 2007 was estimated at $3.88 per option, computed using the Black-Scholes option-pricing model (which the Company intends to use to value stock options having only service conditions) with the following assumptions: volatility of 55%; expected term of 7 years; a risk free rate of return of 4.77%; and a dividend yield of zero. These options, as well as a companion grant of 300,000 shares of common stock, vest in installments over three years.
     Expected volatility is based on a combination of the historical and implied volatility of the Company’s common shares and the shares of a group of peer companies. The risk-free rate of interest is based on the yield of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The expected life of stock option awards is estimated by reference to historical experience, published data and any relevant characteristics of the option, and represents the period of time that awards are expected to be outstanding. The Company uses historical data to estimate forfeitures of awards prior to vesting.
     Had compensation cost for the Company’s stock option plans for the first quarter of fiscal 2006 been determined based on the estimated fair value of the awards at their grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation,” rather than using the intrinsic value method of APB 25, the Company’s earnings would have been affected as set forth in the table below:

Three months ended
May 1,
2005
(In thousands,
except per share
amounts)
Net (loss), as reported	$(53,356)
Add: Stock-based compensation expense charged to earnings	4,806
Deduct: Stock-based compensation expense determined under fair value method for all awards	(7,696)

Pro forma net (loss)	$(56,246)

(Loss) per share:
Reported (loss) per share — basic	$(0.86)
Pro forma (loss) per share — basic	$(0.91)
Reported (loss) per share — diluted	$(0.86)
Pro forma (loss) per share — diluted	$(0.91)
     The only incentive compensation plan pursuant to which SBP grants currently may be awarded is the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000, of which 6,062,600 remained available for grant after fiscal 2006.

     Share-based compensation for the three months ended April 30, 2006 and May 1, 2005 includes approximately $3.9 million and $800,000, respectively, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock at a price of $7.75 per share issued during the quarter ended May 1, 2005 to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company to perform interim management services. The warrant expires on January 31, 2013. The cost of the warrant was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable. The substantial charge to earnings related to the warrant for the three months ended April 30, 2006 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 55%; expected term of 6.8 years; a risk free rate of return of 4.91%; and a dividend yield of zero.
     CORRECTION OF ACCOUNTING ERRORS RELATED TO SHARE-BASED COMPENSATION. In connection with the preparation of its fiscal 2006 consolidated financial statements, the Company performed certain procedures with respect to grants of stock options in prior fiscal years.
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
     The Company has concluded that the stock-based compensation amounts are not material either quantitatively or qualitatively to the Company’s consolidated financial statements in the affected periods and are not material to the fiscal 2006 consolidated financial statements. Accordingly, the Company has corrected the error by recording a charge to earnings of approximately $4.0 million in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.
     The Company’s income tax returns for certain years currently are under examination by the Internal Revenue Service. In connection with that examination, the Company determined that it overstated certain income tax deductions related to exercises of stock options reflected in its fiscal 2004 tax return. The Company accounted for the tax benefit of such deductions as a deferred income tax asset, with a corresponding credit to common stock, in fiscal 2004. These accounting entries constituted errors because the Company was not entitled to the related income tax deductions. In fiscal 2005, the Company established a valuation allowance against its deferred income tax assets via a charge to earnings, and such charge was overstated as a consequence of the fiscal 2004 error related to the tax benefit of stock option exercises. Because the Company has concluded that these amounts were not material to the Company’s consolidated financial statements in the affected periods, and are not material to the fiscal 2006 consolidated financial statements, the Company has corrected the errors by recording a charge of approximately $1.5 million to common stock and a corresponding credit to the provision for income taxes in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.

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
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2008, and management currently is evaluating the effect of adoption on the Company’s consolidated financial statements.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company adopted FAS 151 in fiscal 2007, but adoption had no material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. The Company adopted FAS 154 in fiscal 2007, but adoption had no effect on the Company’s consolidated financial statements.
Note 2 — Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $135.8 million in fiscal 2006. These losses reflect impairment and lease termination costs of $197.0 million in fiscal 2005 and $55.1 million in fiscal 2006. Fiscal 2006 results also reflect a non-cash charge of $35.8 million for the anticipated settlement of certain litigation as described in Note 6. Cash provided by operating activities declined from $84.9 million in fiscal 2005 to $1.9 million in fiscal 2006.
     During the past two fiscal years, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first quarter of fiscal 2007, during which the Company’s revenues declined to $119.4 million from $152.5 million in the first quarter of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first quarter of fiscal 2007, average weekly sales per Company store increased compared to the first quarter of fiscal 2006.
     Investigations of the Company have been initiated by the Commission and the United States Attorney for the Southern District of New York, and other litigation and investigations are pending as described in Note 6. In October 2004, the Company’s Board of Directors elected two new independent directors and appointed them the members of a Special Committee to investigate the matters raised by the Commission, the allegations in certain litigation, issues raised by the Company’s independent auditors and other matters relevant to the foregoing. The Special Committee issued its report in August 2005.
     The Company has incurred substantial expenses to defend the Company and certain of its current and former officers and directors in connection with litigation, to cooperate with the investigations of the Commission, the United States Attorney and the Special Committee of the Company’s Board of Directors, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses are continuing in fiscal 2007, and could be substantial in future years.

     Since January 2005, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described in Note 5, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations, and selling certain non-strategic assets. In March 2006, the Company appointed a new chief executive officer having over 20 years experience in the food industry and with particular experience in consumer packaged goods.
     While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such pending litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. The Company has reached a proposed settlement with respect to the federal securities class action, a proposed partial settlement with respect to the shareholder derivative actions and a proposed settlement with respect to the ERISA class action. However, these settlements are subject to the approval of the relevant courts. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
     In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.
     The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants which, among other things, limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted.
     The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.
     In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. The Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the second or third quarters of fiscal 2007. While the Company is working diligently to complete the filings referred to in the preceding sentence (focusing first on the remaining fiscal 2007 reports and then on the third quarter fiscal 2005 report), there can be no assurance as to when the Company will be current in its reporting obligations.
Note 3 — Receivables
     The components of receivables are as follows:

	April 30,	Jan. 29,
	2006	2006
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$13,490	$17,667
Unaffiliated franchisees	23,970	21,515
Current portion of notes receivable	978	1,151
Less — allowance for doubtful accounts	(13,502)	(13,656)

	$24,936	$26,677

Receivables from Equity Method Franchisees:
Trade	$10,916	$10,664
Current portion of notes receivable	4,182	4,647
Less — allowance for doubtful accounts	(3,145)	(3,160)

	$11,953	$12,151

Non-current portion of notes receivable	$17	$42

Note 4 — Inventories
     The components of inventories are as follows:

	April 30,	Jan. 29,
	2006	2006
	(In thousands)
Raw materials	$6,859	$7,009
Work in progress	16	18
Finished goods	4,569	4,717
Purchased merchandise	11,398	11,853
Manufacturing supplies	134	164

	$22,976	$23,761

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	April 30,	Jan. 29,
	2006	2006
	(In thousands)
Secured Credit Facilities	$118,800	$119,400
Capital lease obligations	2,459	3,273

	121,259	122,673
Less: current maturities	(3,659)	(4,432)

	$117,600	$118,241

Secured Credit Facilities
     On April 1, 2005, the Company closed new secured credit facilities totaling $225 million (collectively, the “Secured Credit Facilities”). The description of the Secured Credit Facilities contained herein reflects post-closing amendments, the most recent of which was effective October 30, 2006. KKDC is the borrower under the Secured Credit Facilities, and KKDI and certain of its domestic subsidiaries are guarantors. The facilities consist of a $75 million revolving credit facility maturing April 1, 2008, secured by a first lien on substantially all of the assets of KKDC and the guarantors (the “First Lien Revolver”), and a $150 million credit facility maturing April 1, 2010, secured by a second lien on those assets (the “Second Lien Facility”). Effective November 27, 2006, the Company elected to reduce the commitments under the First Lien Revolver (the “First Lien Commitments”) from $75 million to $25 million. The Second Lien Facility consists of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under a bank credit facility (which was then terminated) and to pay fees and expenses associated with the Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes.

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
     Interest on borrowings under the First Lien Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of the Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate- based loans is 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a 0.25% fronting fee. There also is a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Commitments.
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
     As required by the Secured Credit Facilities, the Company has entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.5% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative has been accounted for as a cash flow hedge from its inception in fiscal 2006.
     Borrowings under the First Lien Revolver are limited to 150% of the Consolidated EBITDA of the Financial Test Group, minus the amount of outstanding letters of credit issued under the First Lien Revolver. The operation of this restriction, and the restrictive financial covenants described below, may limit the amount the Company may borrow under the First Lien Revolver to less than the amount of the First Lien Commitments. As defined in the agreement, “Consolidated EBITDA,” a non-GAAP measure, means, generally, net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations described in Note 6 (including, but not limited to, the purported securities class action litigation, the shareholder derivative actions and the purported ERISA class action litigation), the costs and expenses paid to KZC and other extraordinary professional fees; and minus the sum of non-cash credits and the unremitted earnings of Equity Method Franchisees. The “Financial Test Group” consists of the Company and its subsidiaries, exclusive of the Consolidated Franchisees.
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
     The Company may permanently reduce the commitments under both the First Lien Revolver and the Second Lien Revolver. With respect to the Second Lien Revolver, the Company must pay a fee of 3% of the amount of any such reduction which occurs on or before August 1, 2007; such fee declines to 2% on August 2, 2007, to 1% on August 2, 2008 and to zero on August 2, 2009. Effective November 27, 2006, the Company reduced the commitments under the First Lien Revolver to $25 million; the Company has not reduced the commitments under the Second Lien Revolver. The Company may prepay the Term Loan on or after August 1, 2006; prepayment fees equal to the commitment termination fees for the Second Lien Revolver apply to any such Term Loan prepayments.
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of Consolidated EBITDA) and a minimum interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters. As of April 30, 2006, these tests were set at 5.4 to 1.0, in the case of the maximum leverage ratio, and 2.1 to 1.0, in the case of the minimum interest coverage ratio. As of April 30, 2006, the Company’s leverage ratio was approximately 4.4 to 1.0 and the Company’s interest coverage ratio was approximately 2.9 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of April 30, 2006, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $40 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
     The Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $1 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $1 million and the occurrence of a change of control.
Note 6 — Commitments and Contingencies
     Except as disclosed below, the Company is currently not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Litigation and Investigations Settled or Pending Settlement
Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof
     On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its current and former officers in the United States District Court for the Middle District of North Carolina. Plaintiff alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. Plaintiff sought damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. On November 8, 2004, all of these cases were consolidated into one action. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005. The Company filed a motion to dismiss the second amended complaint on October 14, 2005 that is currently pending.
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
     With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the market price of the Company’s common stock as of late October and early November 2006). Claims against all defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. The settlement is subject to final approval of the court.

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
     The Company expects to issue approximately 1,835,000 shares of its common stock and warrants to purchase approximately 4,300,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be approximately $12.21 per share.
     The Company has recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned on the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted in periods after October 2006 to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in early calendar 2007.
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
ERISA Class Action
     On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement would include a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4.75 million. The Company and the individual defendants deny any and all wrongdoing and would pay no money in the settlement. Several contingent events must be satisfied before the settlement becomes final, including final approval by the United States District Court where the matter is pending. It is anticipated that if the United States District Court gives final approval to the proposed settlement, this matter will be resolved finally by the end of calendar 2007. Other long-term obligations in the accompanying consolidated balance sheet as of April 30 and January 29, 2006 include an accrual equal to the $4.75 million proposed settlement amount, and a related receivable from the insurer of an equal amount is included in other assets at those dates.
Department of Labor Review
     On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan to determine whether any violations of Title I of ERISA have occurred. On November 7, 2006, the DOL issued a letter indicating that it was satisfied that the settlement in the ERISA class action is favorable to the ERISA plans at issue, and that it is closing its investigation of the plans.
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
     Great Circle. On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which sought unspecified damages and injunctive relief, purported to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arose out of and related to Great Circle’s franchise relationship with the Company. On July 28, 2006, KKDI and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC, a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continues to operate the stores for its own account. Such repurchase and operating rights terminate under certain conditions, but in no event later than May 29, 2007. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately

$33.2 million (including $8.4 million related to Glazed Investments) and $25.1 million at April 30 and January 29, 2006, respectively. The amount as of January 29, 2006 is exclusive of the Glazed Investments guarantee, with respect to which the Company settled its obligations during the second and third quarters of fiscal 2007 as described in Note 9, because the guaranteed obligation was included in the consolidated balance sheet at that date. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. Substantially all of the guarantees relate to Equity Method Franchisees, as summarized in Note 9. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.
Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$358	$9,842
Impairment of reacquired franchise rights	—	40

Total impairment charges	358	9,882

Lease termination costs:
Provision for termination costs	397	1,446
Less — reversal of previously recorded deferred rent expense	—	(261)

Net provision	397	1,185

	$755	$11,067

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
     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Balance at beginning of period	$1,981	$2,281

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	—	996
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	351	430
Accretion of discount	46	20

Total provision	397	1,446

Payments	(503)	(348)

Balance at end of period	$1,875	$3,379

Note 8 — Segment Information
     The Company’s reportable segments are Company Stores, Franchise and Krispy Kreme Manufacturing and Distribution (“KKM&D”). The Company Stores segment is comprised of the operating activities of the stores owned by the Company and by Consolidated Franchisees. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores are purchased from the KKM&D segment. The Franchise segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KKM&D segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.
     All intercompany transactions between the KKM&D segment and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating income for the Company Stores segment does not include any profit earned by the KKM&D segment on sales of doughnut mix, ingredients and supplies to the Company Stores segment; such profit is included in KKM&D operating income. Royalties charged by the Company to Consolidated Franchisees and eliminated in consolidation are not included in Franchise segment revenues or operating income, and have not been charged to Company Stores operating income, in the table set forth below. The gross profit earned by the KKM&D segment on sales of equipment to the Company Stores segment and eliminated in consolidation similarly is not included in the KKM&D segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of that intercompany profit.
     The following table presents the results of operations of the Company’s reportable segments. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Revenues:
Company Stores	$85,998	$113,475
Franchise	4,549	4,949
KKM&D	57,244	70,656
Intersegment sales eliminations	(28,426)	(36,561)

Total revenues	$119,365	$152,519

Operating income (loss):
Company Stores	$3,352	$2,984
Franchise	3,701	3,524
KKM&D	10,152	12,129
Unallocated general and administrative expenses	(17,010)	(20,575)
Impairment charges and lease termination costs	(755)	(11,067)
Settlement of litigation	—	(35,833)

Total operating (loss)	$(560)	$(48,838)

Depreciation and amortization expense:
Company Stores	$4,168	$6,715
Franchise	32	40
KKM&D	875	867
Corporate administration	403	479

Total depreciation and amortization expense	$5,478	$8,101

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
     An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Ontario Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. Because the Company reacquired control of the KremeKo business in December 2005, the Company has accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with APB 18.
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
     On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. As part of this transaction, the Company assigned its membership interest in KK Wyotana, LLC (“KK Wyotana”) to the purchaser of the Glazed Investments stores, which also was the majority owner of KK Wyotana. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, subsequent to April 30, 2006 the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness.
     Equity Method Franchisees
     As of April 30, 2006, the Company has investments in 14 franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below; amounts shown for loan and lease guarantees are not reflected in the consolidated balance sheet.

	April 30, 2006
	Company	Investment				Loan and
	ownership	and	Trade	Notes Receivable		Lease
	percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars In Thousands)
A-OK, LLC	30.3%	$(158)	$1,575	$40	$—	$2,852
Amazing Hot Glazers, LLC	30.3%	159	207	16	—	846
Caribbean Glaze Corporation	30.0%	90	—	—	—	—
Freedom Rings, LLC (accounted for using the cost method)	100.0%	2,000	—	—	—	—
Glazed Investments, LLC (accounted for using the cost method)	97.0%	(1,100)	—	—	—	8,388
KK-TX I, L.P.	33.3%	(185)	141	—	—	1,437
KKNY, LLC	30.3%	—	370	—	—	—
Kremeworks, LLC	25.0%	1,404	550	—	—	2,667
Kremeworks Canada, LP	24.5%	719	86	—	—	—
Krispy Kreme Australia Pty Limited	(1)	—	1,036	4,106	17	4,712
Krispy Kreme of South Florida, LLC	35.3%	—	1,432	—	—	10,878
Krispy Kreme U.K. Limited	35.1%	2,666	2,874	—	—	1,051
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,695	1,620	—	—	—
Priz Doughnuts, LP	33.3%	—	1,025	20	—	412

		$7,290	$10,916	$4,182	$17	$33,243

(1)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

	January 29, 2006
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars In Thousands)
A-OK, LLC	30.3%	$(96)	$1,600	$55	$—	$2,787
Amazing Hot Glazers, LLC	33.3%	163	164	22	—	874
Caribbean Glaze Corporation	30.0%	90	—	—	—	—
Freedom Rings, LLC (accounted for using the cost method)	100.0%	2,000	27	500	—	—
KK-TX I, L.P.	33.3%	(152)	135	—	—	1,474
KK Wyotana, LLC	33.3%	—	33	—	—	—
KKNY, LLC	30.3%	(7)	412	—	—	—
Kremeworks, LLC	25.0%	1,490	398	—	—	2,667
Kremeworks Canada, LP (1)	24.5%	723	65	—	—	—
Krispy Kreme Australia Pty Limited	(2)	—	592	4,050	42	4,714
Krispy Kreme of South Florida, LLC (3)	35.3%	—	1,417	—	—	11,122
Krispy Kreme U.K. Limited	35.1%	2,780	3,285	—	—	1,054
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,610	1,548	—	—	—
Priz Doughnuts, LP	33.3%	—	988	20	—	424

		$8,601	$10,664	$4,647	$42	$25,116

(1)	Previously reported on a combined basis with Kremeworks, LLC.

(2)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

(3)	Reflects a correction to the previously reported guarantee amount of $7,760.
     Subsequent to April 30, 2006, the Company recovered its remaining investment in Freedom Rings.
     In November 2005, the Company sold its 35% equity investment in Krispy Kreme Australia Pty Limited (“KK Australia”) to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction), and in May 2006, the majority investor purchased from the Company, for cash and at par, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately US$3.8 million at the time of the transaction) and, in connection therewith, all of the Company’s guarantees of certain of KK Australia’s indebtedness were released. The Company realized a gain of approximately $3.2 million on the sales of these interests, which will be reflected in earnings in the second quarter of fiscal 2007.
     In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, the Company assigned its membership interest in KK Wyotana, LLC (“KK Wyotana”) to the purchaser of Glazed Investments’ stores, which was also the majority owner of KK Wyotana.
     In May 2006, the Company entered into an agreement to sell the Company’s 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. In October 2006, the Company received $2.0 million from the purchasers, representing the purchase price of the notes, and in November 2006 received the $3.6 million balance of the sales price. The Company realized a gain of approximately $3.0 million on the sales of these interests, which will be reflected in earnings in the fourth quarter of fiscal 2007. In connection with the sale, all of the Company’s obligations with respect to guarantees related to KK UK were terminated.
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
     As of April 30, 2006, there were 394 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea and the United Kingdom, of which 119 were owned by the Company and 275 were owned by franchisees. Of the 394 total stores, there were 309 factory stores and 85 satellites; 319 stores were located in the United States and 75 were located in other countries.
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
     During fiscal 2006, the Company experienced declines in average weekly sales per factory store in each quarter compared to the comparable quarters of fiscal 2005. Most of the Company’s domestic franchisees experienced similar sales declines. The Company responded to this trend by closing relatively poorer performing stores and consolidating production of doughnuts for off-premises distribution into a smaller number of factory stores. In the first quarter of fiscal 2007, Company and systemwide average weekly sales per factory store increased approximately 9.8% and 2.5%, respectively, compared to the first quarter of fiscal 2006. Company average sales per store increased 9.6% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, while systemwide average sales per store declined 10.3%. Systemwide average sales per store declined while Company average sales per store increased because substantially all of the growth in satellite stores, which typically have lower average weekly sales than do factory stores, has occurred in franchise operations and not in Company Stores. Store closures by the Company and franchisees caused a decrease in Company and systemwide sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.
RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the first quarter of fiscal 2007 and 2006 expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended
	April 30,	May 1,
	2006	2005
Revenues	100.0%	100.0%
Operating expenses:
Direct operating expenses	81.3	82.8
General and administrative expenses	13.9	13.2
Depreciation and amortization expense	4.6	5.3
Impairment charges and lease termination costs	0.6	7.3
Settlement of litigation	—	23.5

Operating (loss)	(0.5)%	(32.0)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the three months ended April 30, 2006 represent 12 stores operated by Glazed Investments which were sold to another franchisee and one store operated by KKNY acquired by the Company. KremeKo filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing, but such deconsolidation was not reflected in the Company’s financial statements until the second quarter of fiscal 2006 because KremeKo’s results of operations were reflected in the Company’s results of operations on a one-month lag.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended April 30, 2006:
JANUARY 29, 2006	128	195	323
Opened	—	2	2
Closed	(4)	(12)	(16)
Transferred	(11)	11	—

APRIL 30, 2006	113	196	309

Three months ended May 1, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	2	5
Closed	(16)	(4)	(20)

MAY 1, 2005	162	219	381

(1)	Excludes satellites.
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

	Three months ended
	April 30,	May 1,
	2006	2005
	( In thousands, except
	operating weeks)
Average weekly sales per factory store (1):
Company	$55.1	$50.2
Systemwide	$49.1	$47.9
Factory Store operating weeks:
Company	1,502	2,253
Systemwide	4,114	5,081
Average weekly sales per store (1):
Company	$53.5	$48.8
Systemwide	$39.9	$44.5
Store operating weeks:
Company	1,546	2,317
Systemwide	5,062	5,462

(1)	Excludes sales between Company and franchise stores.
THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO THREE MONTHS ENDED MAY 1, 2005
Overview
     Systemwide sales for the first quarter of fiscal 2007 decreased 16.6% compared to the first quarter of fiscal 2006. The decrease was attributable to a 10.3% decrease in average weekly sales per store and a 7.3% decrease in store operating weeks. The systemwide sales decrease reflects a 24.2% decrease in Company Stores sales and a 10.3% decrease in franchise store sales.
Revenues
     Total revenues decreased 21.7% to $119.4 million for the three months ended April 30, 2006 from $152.5 million for the three months ended May 1, 2005. This decrease was comprised of a 24.2% decrease in Company Stores revenues to $86.0 million, an 8.1% decrease in Franchise revenues to $4.5 million, and a 15.5% decrease in KKM&D revenues to $28.8 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (amounts may not add to totals due to rounding). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	April 30,	May 1,
	2006	2005
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$85,998	$113,475
Franchise	4,549	4,949
KKM&D	28,818	34,095

Total revenues	$119,365	$152,519

PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.0%	74.4%
Franchise	3.8	3.2
KKM&D	24.1	22.4

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 24.2% to $86.0 million in the first quarter of fiscal 2007 from $113.5 million in the first quarter of fiscal 2006. The decrease reflects a 33.3% decline in store operating weeks, partially offset by a 9.6% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 62 factory stores since the end of fiscal 2005. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores, partially offset by the effects of price reductions effected in the summer of calendar 2005 on certain products sold through off-premises channels.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 8.1% to $4.5 million in the first quarter of fiscal 2007 from $4.9 million in the first quarter of fiscal 2006. The decline in franchise revenues principally reflects a decline in royalty revenues resulting from lower sales by franchisees in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Sales by franchise stores, as reported by the franchisees, were approximately $117 million in the first quarter of fiscal 2007 compared to approximately $130 million in the first quarter of fiscal 2006. The Company did not recognize as revenue approximately $900,000 and $800,000 of uncollected royalties which accrued during the first quarter of fiscal 2007 and 2006, respectively, because the Company did not believe collection of these royalties was reasonably assured.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 15.5% to $28.8 million in the first quarter of fiscal 2007 from $34.1 million in the first quarter of fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which accounted for the majority of the approximately 16% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KKM&D.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 81.3% of revenues in the first quarter of fiscal 2007 compared to 82.8% of revenues in the first quarter of fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	April 30,	May 1,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$73,069	$97,312
Franchise	816	1,385
KKM&D	23,200	27,563

Total direct operating expenses	$97,085	$126,260

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	85.0%	85.8%
Franchise	17.9%	28.0%
KKM&D	80.5%	80.8%
Total direct operating expenses	81.3%	82.8%
     Direct operating expenses as a percentage of revenues for the Company Stores segment declined slightly in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The decline reflects the sale or closure of relatively poorer performing locations and the benefits of consolidating production of products for sale through off-premises channels into a smaller number of factory stores, reduced by the effects of price reductions implemented in the summer of calendar 2005 on certain products sold through off-premises channels.
     Franchise segment direct operating expenses declined principally due to lower provisions for uncollectible receivables, reduced salaries and benefits and lower allocated corporate costs.
     Direct operating expenses as a percentage of KKM&D revenues declined, reflecting the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, partially offset by the adverse effects of lower operating levels in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 resulting from lower revenue levels.

General and Administrative Expenses
     General and administrative expenses decreased to $16.6 million, or 13.9% of total revenues, in the first quarter of fiscal 2007 from $20.1 million, or 13.2% of total revenues, in the first quarter of fiscal 2006. General and administrative expenses include fees paid to KZC, the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $7.9 million (net of estimated insurance recoveries of approximately $1.9 million) for the first quarter of fiscal 2007 and $8.0 million (net of estimated insurance recoveries of approximately $2.5 million) for the first quarter of fiscal 2006. The unusual professional fees include approximately $3.9 million and $800,000 in the first quarter of fiscal 2007 and 2006, respectively, related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to KZC as part of its compensation for services rendered to the Company, as more fully described under “Share-Based Compensation” in Note 1 to the consolidated financial statements appearing elsewhere herein. In addition, general and administrative expenses in the first quarter of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses for the first quarter of fiscal 2007 and 2006 were approximately 7.3% and 5.3% of total revenues, respectively. The increase in these costs as a percentage of revenue reflects, among other things, approximately $800,000 of stock compensation costs incurred in the first quarter of fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 1 to the consolidated financial statements appearing elsewhere herein), higher management cash compensation costs and the effects of the fixed nature of many of these costs on a smaller revenue base.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $5.5 million, or 4.6% of total revenues, in the first quarter of fiscal 2007 from $8.1 million, or 5.3% of total revenues, in the first quarter of fiscal 2006. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $755,000 in the first quarter of fiscal 2007 compared to $11.1 million in the first quarter of fiscal 2006. The charge in the first quarter of fiscal 2007 consisted of approximately $358,000 of impairment charges (all of which related to long-lived assets) and approximately $397,000 of lease termination costs. The charge in the first quarter of fiscal 2006 consisted of approximately $9.9 million of impairment charges (substantially all of which related to long-lived assets) and approximately $1.2 million of lease termination costs. Substantially all the charges in both periods arose from store closing decisions. The Company closed 4 factory stores in the first quarter of fiscal 2007 and 16 factory stores in the first quarter of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Settlement of Litigation
     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company agreed to issue to the plaintiffs a combination of common stock and warrants to acquire common stock. In the first quarter of fiscal 2006, the Company recorded a charge for the anticipated settlement of $35.8 million, representing the estimated fair value as of late October 2006 of the approximately 1,835,000 shares of common stock and warrants to acquire approximately 4,300,000 shares of common stock estimated to be issued by the Company. The provision for settlement costs will be adjusted in periods after October 2006 to reflect changes in the fair value of the securities until they are issued following final court approval of the settlement, which the Company anticipates will occur in early calendar 2007.
Interest Expense

     Interest expense decreased to $5.1 million in the first quarter of fiscal 2007 from $6.2 million in the first quarter of fiscal 2006. The aggregate costs associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities), including interest, fees and amortization of deferred financing costs, increased approximately $1.3 million for the three months ended April 30, 2006 compared to the comparable quarter of the preceding year. The $1.3 million increase reflects increased costs of approximately $2.5 million resulting from higher outstanding debt balances, interest rates, lender margin and transaction costs in the first quarter of fiscal 2007 compared to the prior year quarter, reduced by the effect of one-time fees and expenses incurred in the first quarter of fiscal 2006 associated with the bank credit facility prior to its retirement. In addition, interest expense in the first quarter of fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing, and approximately $800,000 of interest expense related to Consolidated Franchisees.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $494,000 in the first quarter of fiscal 2007 compared to $754,000 in the first quarter of fiscal 2006. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the first quarter of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $539,000; the interests of minority investors in Freedom Rings and KremeKo had been reduced to zero by the end of fiscal 2005 and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the first quarter of fiscal 2006. There were no minority interests in the results of operations of consolidated subsidiaries in the first quarter of fiscal 2007 because, except for Glazed Investments, the Company did not consolidate the financial statements of any less than wholly-owned subsidiaries during the quarter, and the minority interests in Glazed Investments had been reduced to zero in the third quarter of fiscal 2006. See Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
Provision for Income Taxes
     The provision for income taxes was $272,000 in the first quarter of fiscal 2007 and a benefit of $1.6 million in the first quarter of fiscal 2006. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes for the first quarter of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.
Net (Loss)
     The Company incurred a net loss of $6.0 million for the first quarter of fiscal 2007, compared to a net loss of $53.4 million for the first quarter of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2007 and 2006.

	Three Months Ended
	April 30,	May 1,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$7,560	$11,498
Net cash provided by (used for) investing activities	316	(6,126)
Net cash provided by (used for) financing activities	(1,398)	13,827
Effect of exchange rate changes on cash	(1)	20
Cash balances of subsidiary at date of deconsolidation	(1,413)	—

Net increase in cash and cash equivalents	$5,064	$19,219

Cash Flows from Operating Activities
     Net cash provided by operating activities was $7.6 million and $11.5 million in the first quarter of fiscal 2007 and 2006, respectively. The Company’s net loss, adjusted for non-cash charges and credits, declined approximately $2.0 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This improvement in operating cash flow was offset by increases in accounts receivable and a reduction in accounts payable and accrued liabilities during the quarter.
Cash Flows from Investing Activities
     Net cash provided by investing activities was $316,000 in the first quarter of fiscal 2007 compared to $6.1 million used for investing activities in the first quarter of fiscal 2006. The decline in cash used for investing activities principally reflects significantly reduced capital expenditures in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 because the Company substantially eliminated store expansion early in fiscal 2006.
Cash Flows from Financing Activities
     Net cash used by financing activities was $1.4 million in the first quarter of fiscal 2007, compared to net cash provided by financing activities of $13.8 million in the first quarter of fiscal 2006. The principal financing use of cash in the first quarter of fiscal 2007 was the repayment of indebtedness.
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
Other Balance Sheet Changes
     Other current assets and other accrued liabilities declined by approximately $13.0 million and $25.0 million, respectively, from January 29 to April 30, 2006. The most significant reason for the declines was the deconsolidation of the financial statements of Glazed Investments (see Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein). Other current assets and other accrued liabilities at January 29, 2006 included approximately $13.0 million and $18.5 million, respectively, related to Glazed Investments which was derecognized when the Company ceased consolidation of Glazed Investments’ financial statements during the quarter.
Business Conditions, Uncertainties and Liquidity
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $135.8 million in fiscal 2006. These losses reflect impairment and lease termination costs of $197.0 million in fiscal 2005 and $55.1 million in fiscal 2006. Fiscal 2006 results also reflect a non-cash charge of $35.8 million for the anticipated settlement of certain litigation as described in Note 6 to the consolidated financial statements appearing elsewhere herein. Cash provided by operating activities declined from $84.9 million in fiscal 2005 to $1.9 million in fiscal 2006.
     During the past two fiscal years, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first quarter of fiscal 2007, during which the Company’s revenues declined to $119.4 million from $152.5 million in the first quarter of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first quarter of fiscal 2007, average weekly sales per Company store increased compared to the first quarter of fiscal 2006.
     Investigations of the Company have been initiated by the Commission and the United States Attorney for the Southern District of New York, and other litigation and investigations are pending as described in Note 6 to the consolidated financial statements appearing elsewhere herein. In October 2004, the Company’s Board of Directors elected two new independent directors and appointed them the members of a Special Committee to investigate the matters raised by the Commission, the allegations in certain litigation, issues raised by the Company’s independent auditors and other matters relevant to the foregoing. The Special Committee issued its report in August 2005.
     The Company has incurred substantial expenses to defend the Company and certain of its current and former officers and directors in connection with litigation, to cooperate with the investigations of the Commission, the United States Attorney and the Special Committee of the Company’s Board of Directors, to undertake the Company’s internal investigation of accounting matters, and to indemnify certain current and former officers and directors for certain legal and other expenses incurred by them. These expenses are continuing in fiscal 2007, and could be substantial in future years.
     Since January 2005, the Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations, and selling certain non-strategic assets. In March 2006, the Company appointed a new chief executive officer having over 20 years experience in the food industry and with particular experience in consumer packaged goods.
     While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such pending litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. The Company has reached a proposed settlement with respect to the federal securities class action, a proposed partial settlement with respect to the shareholder derivative actions and a proposed settlement with respect to the ERISA class action. However, these settlements are subject to the approval of the relevant courts. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
     In order to fund its business and potential indemnification obligations, including the payment of legal expenses, the Company is dependent upon its ability to generate cash from operations and continued access to external financing.
     The Company’s principal source of external financing is its Secured Credit Facilities. These facilities contain significant financial and other covenants which, among other things, limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5 to the consolidated financial statements appearing elsewhere herein. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted.
     The Company believes that it will have sufficient access to credit under the Secured Credit Facilities to continue the restructuring of the Company’s business, and that it will be able to comply with the covenants contained in such facilities. The financial covenants contained in such facilities are based upon the Company’s fiscal 2007 operating plan and preliminary plans for fiscal 2008. There can be no assurance that the Company will be able to comply with the financial and other covenants in these facilities. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company will be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant.

     In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. The Company has not filed its Quarterly Reports on Form 10-Q for the third quarter of fiscal 2005 or for the second or third quarters of fiscal 2007. While the Company is working diligently to complete the filings referred to in the preceding sentence (focusing first on the remaining fiscal 2007 reports and then on the third quarter fiscal 2005 report), there can be no assurance as to when the Company will be current in its reporting obligations.
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
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2008, and management currently is evaluating the effect of adoption on the Company’s consolidated financial statements.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. The Company adopted FAS 151 in the first quarter of fiscal 2007, but adoption had no material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. The Company adopted FAS 154 in the first quarter of fiscal 2007, but adoption had no effect on the Company’s consolidated financial statements.
Critical Accounting Policies
     The following discussion supplements the description of Critical Accounting Policies contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2006 Form 10-K.
Stock-Based Compensation
     In the first quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that stock awards, including stock options, granted to employees and which ultimately vest be recognized as compensation expense based on their fair value at the grant date. Because options granted to employees differ from options on the Company’s common shares traded in the financial markets, the Company cannot determine the fair value of options granted to employees based on observed market prices. Accordingly, the Company estimates the fair value of stock options using the Black-Scholes option valuation model, which requires inputs including interest rates, expected dividends, volatility measures and employee exercise behavior patterns. Some of the inputs the Company uses are not market-observable and must be estimated. In addition, the Company must estimate the number of awards which ultimately will vest, and periodically adjust such estimates to reflect actual vesting events. Use of different estimates and assumptions would produce different option values, which in turn would affect the amount of compensation expense recognized.
     The Black-Scholes model is capable of considering the specific features included in the options granted to the Company’s employees. However, there are other models which could be used to estimate fair value and, if the Company were to use a different model, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The Company has entered into an interest rate derivative contract having a notional principal amount of $75 million which eliminates the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.5% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations.
     As of April 30, 2006, the Company had approximately $121 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
     Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. In addition to operating revenues and expenses, the Company’s investments in franchisees operating in the United Kingdom, Australia and Mexico expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks. The Company completed sales of its interests in franchisees operating in Australia and the United Kingdom in May and November 2006, respectively.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, or options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts and options on such contracts as of April 30, 2006, all of which mature in fiscal 2007, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Soybean oil	4,650,000 lbs.	$0.231/lb.	$1,074	$196
Wheat	230,000 bushels	$4.32/bushel	993	(24)

Options contracts:
Call options on coffee futures	750,000 lbs.	$1.10/lb.	825	91

				$263

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of April 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of April 30, 2006, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
Changes in Internal Control Over Financial Reporting
     As more fully set forth in Item 9A, “Controls and Procedures,” of the 2006 Form 10-K, management concluded that the Company’s internal controls over financial reporting were not effective as of January 29, 2006 because of the existence at that date of material weaknesses in internal controls. Those material weaknesses are described below (reproduced from Item 9A of the 2006 Form 10-K).
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
     During the first quarter of fiscal 2007, the Company implemented a new financial consolidation system, which was utilized to produce financial information contained in this quarterly report. The implementation of this financial consolidation system was the only change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the market price of the Company’s common stock as of late October and early November 2006). All claims against defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. The settlement is subject to final approval of the court.
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
     The Company expects to issue approximately 1,835,000 shares of its common stock and warrants to purchase approximately 4,300,000 shares of its common stock in connection with the Stipulation. The exercise price of the warrants will be approximately $12.21 per share.
     The Company recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a liability in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned upon the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted in periods after October 2006 to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in early calendar 2007.
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
Item 1A. RISK FACTORS.
     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2006 Form 10-K.
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

Krispy Kreme Doughnuts, Inc.
Date: December 22, 2006	By:	/s/ Daryl G. Brewster
		Name:	Daryl G. Brewster
		Title:	Chief Executive Officer

Date: December 22, 2006	By:	/s/ Michael C. Phalen
		Name:	Michael C. Phalen
		Title:	Chief Financial Officer