Form 10-Q
period 2006-07-30
KRISPY KREME DOUGHNUTS INC
filed 2007-01-19
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of Common Stock, no par value, outstanding as of December 31, 2006: 62,672,994.

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 30,	January 29,
	2006	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,641	$16,980
Receivables	27,371	26,677
Accounts and notes receivable — equity method franchisees	5,015	12,151
Inventories	22,077	23,761
Insurance recoveries receivable	39,717	34,967
Deferred income taxes	848	848
Other current assets	14,895	31,641

Total current assets	141,564	147,025
Property and equipment	192,557	205,579
Non-current portion of notes receivable — equity method franchisees	—	42
Investments in and advances to equity method franchisees	5,747	8,601
Goodwill and other intangible assets	30,242	30,291
Other assets	13,718	19,317

Total assets	$383,828	$410,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$1,721	$54
Current maturities of long-term debt	2,977	4,432
Book overdraft	—	60
Accounts payable	10,388	8,897
Accrued litigation settlements	75,550	70,800
Other accrued liabilities	40,801	69,676

Total current liabilities	131,437	153,919
Long-term debt, less current maturities	117,600	118,241
Deferred income taxes	848	848
Other long-term obligations	25,705	29,176

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	307,995	298,255
Accumulated other comprehensive income	1,872	1,426
Accumulated deficit	(201,629)	(191,010)

Total shareholders’ equity	108,238	108,671

Total liabilities and shareholders’ equity	$383,828	$410,855

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues	$112,535	$139,778	$231,900	$292,297
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	97,048	123,487	194,133	249,747
General and administrative expenses	12,154	15,365	28,761	35,461
Depreciation and amortization expense	5,459	7,384	10,937	15,485
Impairment charges and lease termination costs	382	2,956	1,137	14,023
Settlement of litigation	—	—	—	35,833

Operating (loss)	(2,508)	(9,414)	(3,068)	(58,252)
Interest income	424	371	708	600
Interest expense	(5,036)	(4,393)	(10,169)	(10,544)
Equity in (losses) of equity method franchisees	(365)	(2,517)	(859)	(3,271)
Minority interests in results of consolidated franchisees	—	383	—	922
Other income, net	2,986	763	3,119	793

(Loss) before income taxes	(4,499)	(14,807)	(10,269)	(69,752)
Provision for income taxes (benefit)	78	135	350	(1,454)

Net (loss)	$(4,577)	$(14,942)	$(10,619)	$(68,298)

(Loss) per common share:
Basic	$(.07)	$(.24)	$(.17)	$(1.11)

Diluted	$(.07)	$(.24)	$(.17)	$(1.11)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 30,	July 31,
	2006	2005
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(10,619)	$(68,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,937	15,485
Deferred income taxes	(292)	(1,975)
Impairment charges	398	13,040
Settlement of litigation	—	35,833
Deferred rent expense	823	713
(Gain) loss on disposal of property and equipment	83	(1,039)
(Gain) on sale of interest in equity method franchisee	(3,520)	—
Share-based compensation	6,902	6,131
Provision for doubtful accounts	1,810	3,410
Amortization of deferred financing costs	1,374	1,468
Minority interests in results of consolidated franchisees	—	(922)
Equity in losses of equity method franchisees	859	3,271
Cash distributions from equity method franchisees	—	453
Other	303	249
Change in assets and liabilities:
Receivables	(2,492)	(1,472)
Inventories	1,497	1,545
Other current and non-current assets	4,262	(5,603)
Accounts payable and accrued liabilities	(3,522)	596
Other long-term obligations	809	2,124

Net cash provided by operating activities	9,612	5,009

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,987)	(7,990)
Proceeds from disposals of property and equipment	3,627	3,383
Investments in and advances to franchise investees	(625)	(843)
Recovery of investments in and advances to franchise investee	2,500	—
Sale of interest in equity method franchisee	3,840	—
Acquisition of stores from franchisee	(400)	—
(Increase) decrease in other assets	14	(805)

Net cash provided by (used for) investing activities	6,969	(6,255)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	2,984	2,274
Issuance of long-term debt	—	120,000
Repayment of short-term debt	(1,317)	—
Repayment of long-term debt	(2,137)	(95,492)
Net repayments on revolving credit lines	—	(1,606)
Deferred financing costs	—	(8,748)
Proceeds from exercise of stock options	—	80
Net change in book overdraft	(60)	(8,202)
Cash received from minority interests	—	2,613

Net cash provided by (used for) financing activities	(530)	10,919

Effect of exchange rate changes on cash	23	(11)

Cash balances of subsidiaries at date of deconsolidation	(1,413)	(710)

Net increase in cash and cash equivalents	14,661	8,952
Cash and cash equivalents at beginning of period	16,980	27,686

Cash and cash equivalents at end of period	$31,641	$36,638

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$41	$—
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other
	Common	Common	Unearned	Notes	comprehensive	Accumulated
	shares	stock	compensation	receivable	income	deficit	Total
	(In thousands)
BALANCE AT JANUARY 29, 2006	61,841	$298,255	$—	$—	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the six months ended July 30, 2006						(10,619)	(10,619)
Foreign currency translation adjustment, net of income taxes of $91					139		139
Unrealized gain from cash flow hedge, net of income taxes of $201					307		307

Total comprehensive (loss)							(10,173)
Issuance of common stock warrant		6,700					6,700
Other share-based compensation (Note 1)		3,040					3,040
Cancellation of restricted shares	(2)

BALANCE AT JULY 30, 2006	61,839	$307,995	$—	$—	$1,872	$(201,629)	$108,238

BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the six months ended July 31, 2005						(68,298)	(68,298)
Foreign currency translation adjustment, net of income taxes of $19					44		44
Unrealized gain from cash flow hedge, net of income taxes of $468					729		729

Total comprehensive (loss)							(67,525)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	45	80					80
Amortization of restricted shares			5				5
Cancellation of restricted shares		(18)	12				(6)

BALANCE AT JULY 31, 2005	61,801	$298,181	$—	$(197)	$1,569	$(123,548)	$176,005

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
     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	(In thousands)
Numerator: net (loss)	$(4,577)	$(14,942)	$(10,619)	$(68,298)

Denominator:
Basic earnings per share — weighted average shares outstanding	61,839	61,792	61,839	61,781
Diluted earnings per share — weighted average shares outstanding	61,839	61,792	61,839	61,781
     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and six months ended July 30, 2006 and July 31, 2005 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.
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
     During the first six months of fiscal 2007, the Company recognized compensation expense for all SBP awards granted after January 29, 2006 (which consist of common stock and options to acquire common stock) based on the fair value of the awards at the grant date. Adoption of FAS 123(R) had the effect of increasing compensation expense for the three months and six months ended July 30, 2006 by approximately $1.4 million and $2.8 million, respectively. Because the Company recorded no income tax benefit with respect to its operating losses for these periods, the after tax effect of the accounting change also was approximately $1.4 million, or $.02 per share, and $2.8 million, or $.05 per share, for the three months and six months ended July 30, 2006, respectively. This additional expense includes not only a portion of the fair value of stock options granted during the first six months of fiscal 2007, but also a portion of the fair value of stock options granted in prior years. In addition to the compensation cost recognized as a result of adoption of FAS 123(R), compensation expense for the first six months of fiscal 2007 includes approximately $250,000 of compensation cost related to restricted stock awards which also would have been recognized under APB 25. The Company did not realize any excess tax benefits from the exercise of options during the first six months of fiscal 2007.
     The fair value of options for 500,000 common shares granted during the first half of fiscal 2007 was estimated at $3.88 per option, computed using the Black-Scholes option-pricing model (which the Company intends to use to value stock options having only service conditions) with the following assumptions: volatility of 55%; expected term of 7 years; a risk free rate of return of 4.77%; and a dividend yield of zero. These options, as well as a companion grant of 300,000 shares of common stock, vest in installments over three years.
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
     Had compensation cost for the Company’s stock option plans for the three months and six months ended July 31, 2005 been determined based on the estimated fair value of the awards at their grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation,” rather than using the intrinsic value method of APB 25, the Company’s earnings would have been affected as set forth in the table below:

	Three Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2005	2005
	(In thousands, except per share
	amounts)
Net (loss), as reported	$(14,942)	$(68,298)
Add: Stock-based compensation expense charged to earnings	1,325	6,131
Deduct: Stock-based compensation expense determined under fair value method for all awards	(3,861)	(11,557)

Pro forma net (loss)	$(17,478)	$(73,724)

(Loss) per share:
Reported (loss) per share — basic	$(0.24)	$(1.11)
Pro forma (loss) per share — basic	$(0.28)	$(1.19)
Reported (loss) per share — diluted	$(0.24)	$(1.11)
Pro forma (loss) per share — diluted	$(0.28)	$(1.19)
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
     Share-based compensation for the six months ended July 30, 2006 and the three months and six months ended July 31, 2005 includes approximately $3.9 million, $1.3 million and $2.1 million, respectively, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock at a price of $7.75 per share issued during the quarter ended May 1, 2005 to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company to perform interim management services. The warrant expires on January 31, 2013. The cost of the warrant was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable. The substantial charge to earnings related to the warrant for the six months ended July 30, 2006 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 55%; expected term of 6.8 years; a risk free rate of return of 4.91%; and a dividend yield of zero.
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
     Beginning in fiscal 2005, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first six months of fiscal 2007, during which the Company’s revenues declined to $231.9 million from $292.3 million in the first six months of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first six months of fiscal 2007, average weekly sales per Company store increased compared to the first six months of fiscal 2006.
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
     While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such pending litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. The Company has reached a proposed settlement with respect to the federal securities class action and a proposed partial settlement with respect to the shareholder derivative actions. However, these settlements are subject to the approval of the relevant courts. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
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
     In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. The Company currently is planning a potential refinancing of the Secured Credit Facilities in order to reduce the Company’s financing costs, but there can be no assurance that any refinancing will be accomplished. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. The Company has not filed its Quarterly Report on Form 10-Q for the third quarter of fiscal 2005, but expects to file such report by January 31, 2007.

Note 3 — Receivables
     The components of receivables are as follows:

	July 30,	Jan. 29,
	2006	2006
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$14,665	$17,667
Unaffiliated franchisees	25,513	21,515
Current portion of notes receivable	1,049	1,151
Less — allowance for doubtful accounts	(13,856)	(13,656)

	$27,371	$26,677

Receivables from Equity Method Franchisees:
Trade	$8,990	$10,664
Current portion of notes receivable	49	4,647
Less — allowance for doubtful accounts	(4,024)	(3,160)

	$5,015	$12,151

Non-current portion of notes receivable	$—	$42

Note 4 — Inventories
     The components of inventories are as follows:

	July 30,	Jan. 29,
	2006	2006
	(In thousands)
Raw materials	$6,867	$7,009
Work in progress	49	18
Finished goods	4,778	4,717
Purchased merchandise	10,265	11,853
Manufacturing supplies	118	164

	$22,077	$23,761

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	July 30,	Jan. 29,
	2006	2006
	(In thousands)
Secured Credit Facilities	$118,800	$119,400
Capital lease obligations	1,777	3,273

	120,577	122,673
Less: current maturities	(2,977)	(4,432)

	$117,600	$118,241

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
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of Consolidated EBITDA) and a minimum interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters. As of July 30, 2006, these tests were set at 5.0 to 1.0, in the case of the maximum leverage ratio, and 2.05 to 1.0, in the case of the minimum interest coverage ratio. As of July 30, 2006, the Company’s leverage ratio was approximately 4.6 to 1.0 and the Company’s interest coverage ratio was approximately 2.4 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of July 30, 2006, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $15 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
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
     The defendants in one or more of these actions include all current and certain former directors of the Company (other than members of the Special Committee and two other directors first elected to the Board in 2006), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions allege that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.
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
     With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the market price of the Company’s common stock as of late October and early November 2006). Claims against all defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. On November 16, 2006, the court entered an order granting preliminary approval to the settlement. The settlement is subject to final approval of the court.

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
     The Company has recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a litigation settlement accrual in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned on the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted in periods after October 2006 to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in early calendar 2007.
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
ERISA Class Action
     On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement includes a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4.75 million. The Company and the individual defendants deny any and all wrongdoing and paid no money in the settlement, which was granted final approval by the United States District Court on January 10, 2007. Accrued litigation settlements and insurance recoveries receivable in the accompanying consolidated balance sheet as of July 30, 2006 include the $4.75 million settlement amount and related receivable from the Company’s insurer. The settlement amount was included in other assets and other long-term obligations in the accompanying consolidated balance sheet as of January 29, 2006.
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
     Great Circle. On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which sought unspecified damages and injunctive relief, purported to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arose out of and related to Great Circle’s franchise relationship with the Company. On July 28, 2006, KKDI and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC, a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets, of which $400,000 was paid in July and the balance in August 2006. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continues to operate the stores for its own account under an operating agreement with the Company. The repurchase right terminates under certain conditions, but in no event later than May 29, 2007. The operating agreement generally continues on a month to month basis until terminated by either party. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $18.3 million and $25.1 million at July 30 and January 29, 2006, respectively, and are summarized in Note 9. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During the quarter ended July 30, 2006, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; such provision is included in “other income, net” in the accompanying consolidated statement of operations.
     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.

Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$—	$3,158	$358	$13,000
Impairment of reacquired franchise rights	40	—	40	40

Total impairment charges	40	3,158	398	13,040

Lease termination costs:
Provision for termination costs	342	(11)	739	1,435
Less — reversal of previously recorded deferred rent expense	—	(191)	—	(452)

Net provision	342	(202)	739	983

	$382	$2,956	$1,137	$14,023

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
     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$1,875	$3,379	$1,981	$2,281

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	—	159	—	1,155
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	299	(198)	650	232
Accretion of discount	43	28	89	48

Total provision	342	(11)	739	1,435

Accrual related to KremeKo (Note 1)	—	(862)	—	(862)
Payments	(503)	(702)	(1,006)	(1,050)

	(503)	(1,564)	(1,006)	(1,912)

Balance at end of period	$1,714	$1,804	$1,714	$1,804

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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Company Stores	$78,937	$102,105	$164,935	$215,580
Franchise	5,054	5,030	9,603	9,979
KKM&D	54,834	64,683	112,078	135,339
Intersegment sales eliminations	(26,290)	(32,040)	(54,716)	(68,601)

Total revenues	$112,535	$139,778	$231,900	$292,297

Operating income (loss):
Company Stores	$(1,483)	$(830)	$1,869	$2,154
Franchise	4,138	3,458	7,839	6,982
KKM&D	7,777	6,758	17,929	18,887
Unallocated general and administrative expenses	(12,558)	(15,844)	(29,568)	(36,419)
Impairment charges and lease termination costs	(382)	(2,956)	(1,137)	(14,023)
Settlement of litigation	—	—	—	(35,833)

Total operating (loss)	$(2,508)	$(9,414)	$(3,068)	$(58,252)

Depreciation and amortization expense:
Company Stores	$4,154	$5,987	$8,322	$12,702
Franchise	31	41	63	81
KKM&D	870	877	1,745	1,744
Corporate administration	404	479	807	958

Total depreciation and amortization expense	$5,459	$7,384	$10,937	$15,485

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
     An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Ontario Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. Because the Company reacquired control of the KremeKo business in December 2005, the Company has accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with APB 18, “Accounting for Investments in Common Stock.”
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
     On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. As part of this transaction, the Company assigned its membership interest in KK Wyotana, LLC (“KK Wyotana”) to the purchaser of the Glazed Investments stores, which also was the majority owner of KK Wyotana. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, in the second and third quarters of fiscal 2007 the Company paid a total of approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness.
     Equity Method Franchisees
     As of July 30, 2006, the Company has investments in ten franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below. The consolidated balance sheet at July 30, 2006 includes an accrual for approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of a payment demand with respect to a guaranteed obligation. There is no liability reflected for other guarantees as of July 30, 2006 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees at that date.

	July 30, 2006
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(198)	$1,613	$31	$—	$2,655
Caribbean Glaze Corporation	30.0%	90	—	—	—	—
Glazed Investments, LLC (accounted for using the cost method)	97.0%	(475)	—	—	—	475
KK-TX I, L.P	33.3%	(223)	158	—	—	1,398
Kremeworks, LLC	25.0%	1,366	700	—	—	2,667
Kremeworks Canada, LP	24.5%	660	59	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	1,811	—	—	10,700
Krispy Kreme U.K. Limited	35.1%	2,725	1,948	—	—	—
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,802	1,558	—	—	—
Priz Doughnuts, LP	33.3%	—	1,143	18	—	450

		$5,747	$8,990	$49	$—	$18,345

	January 29, 2006
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(96)	$1,600	$55	$—	$2,787
Amazing Hot Glazers, LLC	33.3%	163	164	22	—	874
Caribbean Glaze Corporation	30.0%	90	—	—	—	—
Freedom Rings, LLC (accounted for using the cost method)	100.0%	2,000	27	500	—	—
KK-TX I, L.P	33.3%	(152)	135	—	—	1,474
KK Wyotana, LLC	33.3%	—	33	—	—	—
KKNY, LLC	30.3%	(7)	412	—	—	—
Kremeworks, LLC	25.0%	1,490	398	—	—	2,667
Kremeworks Canada, LP (1)	24.5%	723	65	—	—	—
Krispy Kreme Australia Pty Limited	(2)	—	592	4,050	42	4,714
Krispy Kreme of South Florida, LLC (3)	35.3%	—	1,417	—	—	11,122
Krispy Kreme U.K. Limited	35.1%	2,780	3,285	—	—	1,054
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,610	1,548	—	—	—
Priz Doughnuts, LP	33.3%	—	988	20	—	424

		$8,601	$10,664	$4,647	$42	$25,116

(1)	Previously reported on a combined basis with Kremeworks, LLC.

(2)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

(3)	Reflects a correction to the previously reported guarantee amount of $7,760 reflected in the 2006 Form 10-K.
     The aggregate loan and lease guarantees at July 30 and January 29, 2006 shown in the preceding tables include $10.1 million and $10.4 million, respectively, representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans.
     In November 2005, the Company sold its 35% equity investment in Krispy Kreme Australia Pty Limited (“KK Australia”) to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction), and in May 2006, the majority investor purchased from the Company, for cash and at par, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately US$3.8 million at the time of the transaction) and, in connection therewith, all of the Company’s guarantees of certain of KK Australia’s indebtedness were released. The Company realized a gain of approximately $3.5 million on the sales of these interests, which is reflected in “other income, net” in the accompanying consolidated statement of operations for the three months and six months ended July 30, 2006.

     In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, the Company assigned its membership interest in KK Wyotana to the purchaser of Glazed Investments’ stores, which was also the majority owner of KK Wyotana.
     In May 2006, the Company entered into an agreement to sell the Company’s 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. In October 2006, the Company received $2.0 million from the purchasers, representing the purchase price of the notes, and in November 2006 received the $3.6 million balance of the sales price. The Company realized a gain of approximately $3.4 million on the sales of these interests, which will be reflected in earnings in the fourth quarter of fiscal 2007. In connection with the sale, all of the Company’s obligations with respect to guarantees related to KK UK were terminated.
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
     As of July 30, 2006, there were 393 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea, the United Kingdom and Hong Kong, of which 118 were owned by the Company and 275 were owned by franchisees. Of the 393 total stores, there were 303 factory stores and 90 satellites; 306 stores were located in the United States and 87 were located in other countries.
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
     During fiscal 2006, the Company experienced declines in average weekly sales per factory store in each quarter compared to the comparable quarters of fiscal 2005. Most of the Company’s domestic franchisees experienced similar sales declines. The Company responded to this trend by closing relatively poorer performing stores and consolidating production of doughnuts for off-premises distribution into a smaller number of factory stores. In the first six months of fiscal 2007, Company and systemwide average weekly sales per factory store increased approximately 8.7% and 3.6%, respectively, compared to the first six months of fiscal 2006. Company average sales per store increased 7.4% in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, while systemwide average sales per store declined 9.7%. Systemwide average sales per store declined while Company average sales per store increased because substantially all of the growth in satellite stores, which typically have lower average weekly sales than do factory stores, has occurred in franchise operations and not in Company Stores. Store closures by the Company and franchisees caused a decrease in Company and systemwide sales in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.
RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the three months and six months ended July 30, 2006 and July 31, 2005, expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	86.2	88.3	83.7	85.4
General and administrative expenses	10.8	11.0	12.4	12.1
Depreciation and amortization expense	4.9	5.3	4.7	5.3
Impairment charges and lease termination costs	0.3	2.1	0.5	4.8
Settlement of litigation	—	—	—	12.3

Operating (loss)	(2.2)%	(6.7)%	(1.3)%	(19.9)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the six months ended July 30, 2006 represent 12 stores operated by Glazed Investments which were sold to another franchisee and one store operated by KKNY acquired by the Company. Transferred stores for the three months and six months ended July 31, 2005 represent stores operated by KremeKo, a Consolidated Franchisee which filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing. Such deconsolidation was not reflected in the Company’s financial statements until the second quarter of fiscal 2006 because KremeKo’s results of operations were reflected in the Company’s results of operations on a one-month lag.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended July 30, 2006:
APRIL 30, 2006	113	196	309
Opened	—	6	6
Closed	(1)	(11)	(12)
Transferred	—	—	—

JULY 30, 2006	112	191	303

Six months ended July 30, 2006:
JANUARY 29, 2006	128	195	323
Opened	—	8	8
Closed	(5)	(23)	(28)
Transferred	(11)	11	—

JULY 30, 2006	112	191	303

Three months ended July 31, 2005:
MAY 1, 2005	162	219	381
Opened	—	3	3
Closed	(3)	(14)	(17)
Transferred	(8)	8	—

JULY 31, 2005	151	216	367

Six months ended July 31, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	5	8
Closed	(19)	(18)	(37)
Transferred	(8)	8	—

JULY 31, 2005	151	216	367

(1)	Excludes satellites.
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

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
	( Dollars in thousands)
Average weekly sales per factory store (1):
Company	$52.8	$49.0	$53.9	$49.6
Systemwide	$48.1	$45.9	$48.6	$46.9
Factory Store operating weeks:
Company	1,495	2,029	2,997	4,282
Systemwide	4,016	4,922	8,130	10,003
Average weekly sales per store (1):
Company	$51.0	$48.3	$52.2	$48.6
Systemwide	$38.6	$42.3	$39.2	$43.4
Store operating weeks:
Company	1,547	2,060	3,093	4,377
Systemwide	5,011	5,344	10,073	10,806

(1)	Excludes sales between Company and franchise stores.
THREE MONTHS ENDED JULY 30, 2006 COMPARED TO THREE MONTHS ENDED JULY 31, 2005
Overview
     Systemwide sales for the second quarter of fiscal 2007 decreased 14.8% compared to the second quarter of fiscal 2006. The decrease was attributable to a 8.7% decrease in average weekly sales per store and a 6.2% decrease in store operating weeks. The systemwide sales decrease reflects a 22.7% decrease in Company Stores sales and an 8.5% decrease in franchise store sales.
Revenues
     Total revenues decreased 19.5% to $112.5 million for the three months ended July 30, 2006 from $139.8 million for the three months ended July 31, 2005. This decrease was comprised of a 22.7% decrease in Company Stores revenues to $78.9 million and a 12.6% decrease in KKM&D revenues to $28.5 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	July 30,	July 31,
	2006	2005
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$78,937	$102,105
Franchise	5,054	5,030
KKM&D	28,544	32,643

Total revenues	$112,535	$139,778

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.1%	73.0%
Franchise	4.5	3.6
KKM&D	25.4	23.4

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 22.7% to $78.9 million in the second quarter of fiscal 2007 from $102.1 million in the second quarter of fiscal 2006. The decrease reflects a 24.9% decrease in store operating weeks, partially offset by a 5.6% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 50 factory stores since the end of the first quarter of fiscal 2006. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores, partially offset by the effects of price reductions implemented in the summer of calendar 2005 on certain products sold through off-premises channels.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, were flat in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Franchisee fees rose approximately $600,000 year-over-year, of which approximately $460,000 represents revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees reflects an increase in new store openings in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase in franchise fees was offset by lower royalty revenues in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, principally as a result of a decline in sales by the Company’s franchisees. Sales by franchise stores, as reported by the franchisees, were approximately $114 million in the second quarter of fiscal 2007 compared to approximately $125 million in the second quarter of fiscal 2006. In addition, the Company did not recognize as revenue approximately $1.0 million and $600,000 of uncollected royalties which accrued during the second quarter of fiscal 2007 and 2006, respectively, because the Company did not believe collection of these royalties was reasonably assured.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 12.6% to $28.5 million in the second quarter of fiscal 2007 from $32.6 million in the second quarter of fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which resulted in an approximate 11% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KKM&D. Moreover, equipment revenues fell in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006; the decline principally reflects price reductions on certain equipment, a shift in store expansion toward non-producing satellite locations compared to factory stores, and an increase in the percentage of stores located outside North America; while the Company supplies doughnut-making equipment to stores outside North America, most other store equipment and fixtures are acquired locally rather than through KKM&D.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 86.2% of revenues in the second quarter of fiscal 2007 compared to 88.3% of revenues in the second quarter of fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	July 30,	July 31,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$72,327	$93,200
Franchise	885	1,531
KKM&D	23,836	28,756

Total direct operating expenses	$97,048	$123,487

	Three months ended
	July 30,	July 31,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	91.6%	91.3%
Franchise	17.5%	30.4%
KKM&D	83.5%	88.1%
Total direct operating expenses	86.2%	88.3%
     Direct operating expenses as a percentage of revenues for the Company Stores segment rose slightly in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase reflects the implementation of price reductions in the summer of calendar 2005 on certain products sold through off-premises channels, largely offset by the benefits of the sale or closure of relatively poorer performing locations and the benefits of consolidating production of products for sale through off-premises channels into a smaller number of factory stores. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.
     Franchise segment direct operating expenses decreased principally as a result of lower provisions for potentially uncollectible royalties and due to lower allocated corporate costs.
     Direct operating expenses as a percentage of KKM&D revenues declined significantly in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions in the fiscal 2007 quarter compared to the prior year. KKM&D direct operating expenses for the three months ended July 30, 2006 and July 31, 2005 include bad debt provisions related to receivables from franchisees of approximately $2.0 million (approximately 7.0% of KKM&D revenues) and $2.9 million (approximately 8.9% of KKM&D revenues), respectively. These benefits were partially offset by the adverse effects of lower operating levels in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 resulting from lower revenue levels.
General and Administrative Expenses
     General and administrative expenses decreased to $12.2 million, or 10.8% of total revenues, in the second quarter of fiscal 2007 from $15.4 million, or 11.0% of total revenues, in the second quarter of fiscal 2006. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $2.5 million (net of estimated insurance recoveries of approximately $600,000) for the second quarter of fiscal 2007 and $8.3 million (net of estimated insurance recoveries of approximately $5.9 million) for the second quarter of fiscal 2006. The unusual professional fees for the second quarter of fiscal 2006 include approximately $1.3 million related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to KZC as part of its compensation for services rendered to the Company, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. Exclusive of these costs, general and administrative expenses for the second quarter of fiscal 2007 and 2006 were approximately 8.6% and 5.1% of total revenues, respectively. The increase in these costs in absolute terms and as a percentage of revenue reflects, among other things, approximately $900,000 of stock compensation costs incurred in the second quarter of fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 1 to the consolidated financial statements appearing elsewhere herein), increased legal and other costs associated with work on the Company’s financial statements and filings with the Commission, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $5.5 million, or 4.9% of total revenues, in the second quarter of fiscal 2007 from $7.4 million, or 5.3% of total revenues, in the second quarter of fiscal 2006. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $382,000 in the second quarter of fiscal 2007 compared to $3.0 million in the second quarter of fiscal 2006. Substantially all the charges in both periods arose from store closing decisions. The Company closed one factory store in the second quarter of fiscal 2007 compared to three factory stores in the second quarter of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
Interest Expense
     Interest expense increased to $5.0 million in the second quarter of fiscal 2007 from $4.4 million in the second quarter of fiscal 2006. The aggregate costs associated with the Company’s Secured Credit Facilities, including interest, fees and amortization of deferred financing costs, increased approximately $1.1 million for the three months ended July 30, 2006 over the comparable quarter of the preceding year, reflecting higher interest rates and lender margin in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Interest expense for the three months ended July 31, 2005 included approximately $440,000 of interest expense associated with Consolidated Franchisees. The Company no longer consolidates the financial statements of any franchisees, as discussed in Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees decreased to $365,000 in the second quarter of fiscal 2007 from $2.5 million in the second quarter of fiscal 2006. The fiscal 2006 losses included approximately $2.0 million of losses related to KremeKo which arose from impairment provisions associated principally with store closures.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the second quarter of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $383,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the quarter. There were no minority interests in the results of operations of consolidated subsidiaries in the second quarter of fiscal 2007 because the Company no longer consolidated the financial statements of any less than wholly-owned subsidiaries. See Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
Other Income, Net
     Other income, net for the three months ended July 30, 2006 includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia as described in Note 9 to the consolidated financial statements appearing elsewhere herein, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee. Other income, net for the three months ended July 31, 2005 includes approximately $1.1 million of net gains on sales of property and equipment, reduced by approximately $300,000 of foreign currency exchange losses.
Provision for Income Taxes
     The provision for income taxes was $78,000 in the second quarter of fiscal 2007 and $135,000 in the second quarter of fiscal 2006. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.
Net (Loss)
     The Company incurred a net loss of $4.6 million for the second quarter of fiscal 2007, compared to a net loss of $14.9 million for the second quarter of fiscal 2006.
SIX MONTHS ENDED JULY 30, 2006 COMPARED TO SIX MONTHS ENDED JULY 31, 2005
Overview

     Systemwide sales for the first half of fiscal 2007 decreased 15.7% compared to the first half of fiscal 2006. The decrease was attributable to a 9.7% decrease in average weekly sales per store and a 6.8% decrease in store operating weeks. The systemwide sales decrease reflects a 23.5% decrease in Company Stores sales and a 9.4% decrease in franchise store sales.
Revenues
     Total revenues decreased 20.7% to $231.9 million for the six months ended July 30, 2006 from $292.3 million for the six months ended July 31, 2005. This decrease was comprised of a 23.5% decrease in Company Stores revenues to $164.9 million, a 3.8% decrease in Franchise revenues to $9.6 million, and a 14.0% decrease in KKM&D revenues to $57.4 million.
     Revenues by business segment, expressed in dollars and as a percentage of total revenues, are set forth in the table below (percentage amounts may not add to totals due to rounding). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Six months ended
	July 30,	July 31,
	2006	2005
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$164,935	$215,580
Franchise	9,603	9,979
KKM&D	57,362	66,738

Total revenues	$231,900	$292,297

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.1%	73.8%
Franchise	4.1	3.4
KKM&D	24.7	22.8

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 23.5% to $164.9 million in the first six months of fiscal 2007 from $215.6 million in the first six months of fiscal 2006. The decrease reflects a 29.3% decrease in store operating weeks, partially offset by a 7.4% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 63 factory stores since the end of fiscal 2005. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores, partially offset by the effects of price reductions implemented in the summer of calendar 2005 on certain products sold through off-premises channels.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, fell slightly for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Franchisee fees rose approximately $600,000 year-over-year, of which approximately $460,000 represents revenue recorded in the second quarter of fiscal 2007 arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees reflects an increase in new store openings in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The increase in franchise fees was offset by lower royalty revenues in the first half of fiscal 2007 compared to the first half of fiscal 2006, principally as a result of a decline in sales by the Company’s franchisees. Sales by franchise stores, as reported by the franchisees, were approximately $231 million in the first half of fiscal 2007 compared to approximately $255 million in the first half of fiscal 2006. In addition, the Company did not recognize as revenue approximately $1.9 million and $1.4 million of uncollected royalties which accrued during the first half of fiscal 2007 and 2006, respectively, because the Company did not believe collection of these royalties was reasonably assured.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 14.0% to $57.4 million in the first six months of fiscal 2007 from $66.7 million in the comparable period of fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which resulted in a decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KKM&D. Moreover, equipment revenues fell in the first six months of fiscal 2007 compared to the first six months of fiscal 2006; the decline principally reflects price reductions on certain equipment, a shift in store expansion toward non-producing satellite locations compared to factory stores, and an increase in the percentage of stores located outside North America; while the Company supplies doughnut-making equipment to stores outside North America, most other store equipment and fixtures are acquired locally rather than through KKM&D.
Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 83.7% of revenues in the first six months of fiscal 2007 compared to 85.4% of revenues in the first six months of fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Six months ended
	July 30,	July 31,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BUSINESS SEGMENT:
Company Stores	$145,396	$190,512
Franchise	1,701	2,916
KKM&D	47,036	56,319

Total direct operating expenses	$194,133	$249,747

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	88.2%	88.4%
Franchise	17.7%	29.2%
KKM&D	82.0%	84.4%
Total direct operating expenses	83.7%	85.4%
     Direct operating expenses as a percentage of revenues for the Company Stores segment declined slightly in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The decline reflects the sale or closure of relatively poorer performing locations and the benefits of consolidating production of products for sale through off-premises channels into a smaller number of factory stores, reduced by the implementation of price reductions in the summer of calendar 2005 on certain products sold through off-premises channels. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.
     Franchise segment direct operating expenses decreased principally as a result of lower provisions for potentially uncollectible royalties and due to lower allocated corporate costs.
     KKM&D direct operating expenses as a percentage of revenues declined in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions in the fiscal 2007 period compared to the prior year. KKM&D direct operating expenses for the six months ended July 30, 2006 and July 31, 2005 include bad debt provisions related to receivables from franchisees of approximately $2.0 million (approximately 3.5% of KKM&D revenues) and $2.6 million (approximately 3.9% of KKM&D revenues), respectively. These benefits were partially offset by the adverse effects of lower operating levels in the first half of fiscal 2007 compared to the first half of fiscal 2006 resulting from lower revenue levels.
General and Administrative Expenses
     General and administrative expenses decreased to $28.8 million, or 12.4% of total revenues, in the first six months of fiscal 2007 from $35.5 million, or 12.1% of total revenues, in the first six months of fiscal 2006. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein totaling approximately $10.4 million (net of estimated insurance recoveries of approximately $2.5 million) for the six months ended July 30, 2006 and approximately $16.3 million (net of estimated insurance recoveries of approximately $8.4 million) for the six months ended July 31, 2005. The unusual professional fees for the first six months of fiscal 2007 and fiscal 2006 include approximately $3.9 million and $2.1 million, respectively, related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to KZC as part of its compensation for services rendered to the Company, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. In addition, general and administrative expenses in the first six months of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses were 7.9% and 5.2% of revenues for the first six months of fiscal 2007 and fiscal 2006, respectively. The increase in these costs as a percentage of revenue reflects, among other things, approximately $1.7 million of stock compensation costs incurred in the first half of fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 1 to the consolidated financial statements appearing elsewhere herein), increased legal and other costs associated with work on the Company’s financial statements and filings with the Commission, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $10.9 million, or 4.7% of total revenues, for the first six months of fiscal 2007 from $15.5 million, or 5.3% of total revenues, for the first six months of fiscal 2006. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.
Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $1.1 million in the first six months of fiscal 2007 compared to $14.0 million in the first six months of fiscal 2006. The charge for the first six months of fiscal 2007 consisted principally of lease termination costs. The charge for the first six months of fiscal 2006 consisted of approximately $13.0 million of impairment charges (substantially all of which related to long-lived assets) and approximately $1.0 million of lease termination costs. Substantially all the charges in both periods arose from store closing decisions. The Company closed five factory stores in the first six months of fiscal 2007 compared to 19 factory stores in the first six months of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
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
Interest Expense
     Interest expense decreased slightly to $10.2 million for the six months ended July 30, 2006, from $10.5 million for the six months ended July 31, 2005. The aggregate costs, including interest, fees and amortization of deferred debt issue costs, associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities) increased approximately $3.6 million for the six months ended July 30, 2006 over the six months ended July 31, 2005, principally reflecting higher interest rates and lender margin in the first half of fiscal 2007 compared to the first half of fiscal 2006. In addition, interest expense for the first six months of fiscal 2006 included one-time fees and expenses of approximately $1.2 million associated with the bank credit facility prior to its retirement using proceeds of the Secured Credit Facilities, the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense for the six months ended July 31, 2005 also included approximately $1.2 million of interest expense associated with Consolidated Franchisees. The Company no longer consolidates the financial statements of any franchisees, as discussed in Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $859,000 in the first six months of fiscal 2007 compared to $3.3 million for the first six months of fiscal 2006. The fiscal 2006 losses included approximately $2.0 million of losses related to KremeKo which arose from impairment provisions associated principally with store closures.
Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the first six months of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $922,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the period. There were no minority interests in the results of operations of consolidated subsidiaries in the first six months of fiscal 2007 because, except for Glazed Investments, the Company did not consolidate the financial statements of any less than wholly-owned subsidiaries during the period, and the minority interests in Glazed Investments had been reduced to zero in the third quarter of fiscal 2006. See Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
Other Income, Net
     Other income, net for the six months ended July 30, 2006 includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia as described in Note 9 to the consolidated financial statements appearing elsewhere herein, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee. Other income, net for the six months ended July 31, 2005 includes approximately $1.0 million of net gains on sales of property and equipment, reduced by approximately $250,000 of foreign currency exchange losses.
Provision for Income Taxes
     The provision for income taxes was $350,000 for the six months ended July 30, 2006 and a benefit of $1.5 million for the six months ended July 31, 2005. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes for the first six months of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.
Net (Loss)
     The Company incurred a net loss of $10.6 million for the first six months of fiscal 2007, compared to a net loss of $68.3 million for the first six months of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2007 and 2006.

	Six Months Ended
	July 30,	July 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$9,612	$5,009
Net cash provided by (used for) investing activities	6,969	(6,255)
Net cash provided by (used for) financing activities	(530)	10,919
Effect of exchange rate changes on cash	23	(11)
Cash balances of subsidiaries at date of deconsolidation	(1,413)	(710)

Net increase in cash and cash equivalents	$14,661	$8,952

Cash Flows from Operating Activities
     Net cash provided by operating activities was $9.6 million and $5.0 million in the first six months of fiscal 2007 and 2006, respectively. A major component of the improvement was reduced interim management fees and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein, which reduced operating cash flow by $4.3 million and $13.1 million for the first six months of fiscal 2007 and 2006, respectively.
Cash Flows from Investing Activities
     Investing activities provided $7.0 million of cash in the first six months of fiscal 2007 and used $6.3 million of cash in the first six months of fiscal 2006. Cash used for capital expenditures declined from $8.0 million for the first six months of fiscal 2006 to $2.0 million for the first six months of fiscal 2007 because the Company substantially eliminated store expansion early in fiscal 2006. In the first six months of fiscal 2007 and 2006, the Company realized proceeds from the sale of property and equipment of $3.6 million and $3.4 million, respectively, most of which relates to closed stores. In addition, during the first six months of fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (which filed for bankruptcy protection in October 2005) and received approximately $3.8 million from the sale of notes receivable from the Company’s franchisee in Australia (see Note 9 to the consolidated financial statements appearing elsewhere herein).
     In the first six months of fiscal 2007, the Company paid $625,000 to settle, in part, its obligations under guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006 as described in Note 9 to the consolidated financial statements. The Company settled the remaining portion of this obligation of approximately $500,000 in the third quarter. In addition, during the first six months of fiscal 2007, the Company made an initial payment of $400,000 on the purchase of three stores from one of its franchisees; the $2.5 million balance of the purchase price was paid in the third quarter as described in Note 6 to the consolidated financial statements.
Cash Flows from Financing Activities
     Net cash used by financing activities was $530,000 in the first six months of fiscal 2007, compared to net cash provided by financing activities of $10.9 million in the first half of fiscal 2006.
     During the first six months of fiscal 2007, the financing activities included net short-term borrowings of $1.7 million and scheduled amortization of long-term debt. During the first half of fiscal 2006, the Company closed the Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $87.6 million to repay borrowing outstanding under a prior credit facility (which was terminated). In the first six months of fiscal 2006, the Company paid approximately $8.7 million of fees, costs and expenses associated with the new facility. Also during the first half of fiscal 2006, the Company retired approximately $7.9 million of other long-term indebtedness, including approximately $5.3 million related to Consolidated Franchisees. Cash inflows from financing activities in the first six months of fiscal 2006 also included $2.6 million of capital contributions to a Consolidated Franchisee by minority investors in that franchisee.
Other Balance Sheet Changes
     Other current assets and other accrued liabilities declined by approximately $16.7 million and $28.9 million, respectively, from January 29 to July 30, 2006. The most significant reason for the declines was the deconsolidation of the financial statements of Glazed Investments (see Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein). Other current assets and other accrued liabilities at January 29, 2006 included approximately $13.0 million and $18.5 million, respectively, related to Glazed Investments which was derecognized when the Company ceased consolidation of Glazed Investments’ financial statements during the first quarter of fiscal 2007.
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
     Beginning in fiscal 2005, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first six months of fiscal 2007, during which the Company’s revenues declined to $231.9 million from $292.3 million in the first six months of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first six months of fiscal 2007, average weekly sales per Company store increased compared to the first six months of fiscal 2006.
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
     While the Company believes that these actions have enhanced the likelihood that the Company will be able to improve its business, the Company remains subject to a number of risks, many of which are not within the control of the Company. Among the more significant of those risks are pending litigation and governmental investigations, the outcome of which cannot be predicted, the costs of defending such pending litigation and cooperating with such investigations, and the magnitude of indemnification expenses which the Company will incur under indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. The Company has reached a proposed settlement with respect to the federal securities class action and a proposed partial settlement with respect to the shareholder derivative actions. However, these settlements are subject to the approval of the relevant courts. Any of these risks could cause the Company’s operations to fail to improve or to continue to erode.
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
     In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit will be available to the Company or, if they are available, under what terms or at what cost. The Company currently is planning a potential refinancing of the Secured Credit Facilities in order to reduce the Company’s financing costs, but there can be no assurance that any refinancing will be accomplished. Until such time as the Company is current in filing with the Commission all periodic reports required to be filed by the Company under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company will not be able to obtain capital by issuing any security whose registration would be required under the Securities Act of 1933. The Company has not filed its Quarterly Report on Form 10-Q for the third quarter of fiscal 2005, but expects to file such report by January 31, 2007.
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

Critical Accounting Policies
     The following discussion supplements the description of Critical Accounting Policies included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2006 Form 10-K.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The Company has entered into an interest rate derivative contract having a notional principal amount of $75 million which eliminates the Company’s exposure to increases in three month LIBOR, to the extent of such notional amount, beyond 4.5% through April 2007 and 5.0% from May 2007 through March 2008. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations.
     As of July 30, 2006, the Company had approximately $121 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
     Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. In addition to operating revenues and expenses, the Company’s investments in franchisees operating in the United Kingdom and Mexico and the Company’s operations in Canada expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks. The Company completed the sale of its interest in the franchisee operating in the United Kingdom in November 2006.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s option contracts and unassigned commodity futures contracts and options on such contracts as of July 30, 2006, all of which mature in fiscal 2007, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	5,000 bushels	$4.10/bushel	$20	$(1)

Options contracts:
Call options on coffee futures	187,500 lbs.	$1.10/lb.	206	13

				$12

     Although the Company utilizes forward purchase contracts, futures contracts and options on futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of July 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of July 30, 2006, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
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
     During the quarter ended July 30, 2006, there were no material changes in the Company’s system of internal controls over financial reporting.
     The Company completed its assessment of the effectiveness of its internal control over financial reporting as of January 29, 2006 in October 2006. Subsequent to January 29, but prior to issuance of the 2006 Form 10-K in October, the Company implemented measures designed to remediate certain of the material weaknesses the Company had identified, and has implemented additional measures since October 2006. While the Company has designed and/or implemented a number of controls designed to remediate some of the material weaknesses in internal control over financial reporting, the Company has not completed testing and evaluating such controls as of October 29, 2006. Accordingly, the Company does not consider any of the material weaknesses identified as of January 29, 2006 to have been remediated as of July 30, 2006.
     The Company currently expects that its assessment of its internal controls over financial reporting as of January 28, 2007 will conclude that the Company’s internal control over financial reporting at that date remains ineffective because of the continued existence of material weaknesses at that date.

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
     Department of Labor Review. On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan to determine whether any violations of Title I of ERISA occurred. On November 7, 2006, the DOL issued a letter indicating that it was satisfied that the settlement in the ERISA class action is favorable to the ERISA plans at issue, and that it is closing its investigation of the plans.
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
     The defendants in one or more of these actions include all current and certain former directors of the Company (other than members of the Special Committee and two other directors first elected to the Board in 2006), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions allege that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.
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
     With respect to the securities class action, the Stipulation provides for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class will receive total consideration of approximately $75 million, consisting of a cash payment of $34,967,000 to be made by the Company’s directors’ and officers’ insurers, a cash payment of $100,000 to be made by Mr. Tate, a cash payment of $100,000 to be made by Mr. Casstevens, a cash payment of $4,000,000 to be made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock to be issued by the Company having an aggregate value of $35,833,000 (based on the market price of the Company’s common stock as of late October and early November 2006). All claims against defendants will be dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contains no admission of fault or wrongdoing by the Company or the other defendants. On November 16, 2006, the court entered an order granting preliminary approval to the settlement. The settlement is subject to final approval of the court.
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
     The Company recorded a non-cash charge to earnings in the first quarter of fiscal 2006 of $35,833,000, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company has recorded a related receivable from its insurers in the amount of $34,967,000, as well as a litigation settlement accrual in the amount of $70,800,000 representing the aggregate value of the securities to be issued by the Company and the cash to be paid by the insurers. The settlement is conditioned upon the Company’s insurers and the other contributors paying their share of the settlement. The provision for settlement costs will be adjusted in periods after October 2006 to reflect changes in the fair value of the securities until they are issued following final court approval of the Stipulation, which the Company anticipates will occur in early calendar 2007.
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
     ERISA Class Action. On March 16, 2005, the Company’s wholly-owned subsidiary, KKDC, was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in our common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006 the Company announced that a proposed settlement had been reached with respect to this matter. The settlement includes a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4,750,000. The Company and the individual defendants deny any and all wrongdoing and paid no money in the settlement, which was granted final approval by the United States District Court on January 10, 2007.
Franchisee Litigation
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
     Great Circle. On September 29, 2005, KKDI, KKDC, certain former officers and directors of KKDI and KKDC and various other defendants were sued in California Superior Court for Los Angeles County, by Richard Reinis and Roger E. Glickman. Messrs. Reinis and Glickman are the principals and managing members of the Company’s Southern California developer and franchisee, Great Circle Family Foods, LLC, and the guarantors of Great Circle’s monetary obligations to KKDC. The complaint, which sought unspecified damages and injunctive relief, purported to assert various claims on behalf of Great Circle, as well as certain individual claims by the plaintiffs that arose out of and related to Great Circle’s franchise relationship with the Company. On July 28, 2006, KKDI and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC, a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets, of which $400,000 was paid in July and the balance in August 2006. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continues to operate the stores for its own account under an operating agreement with the Company. The repurchase right terminates under certain conditions, but in no event later than May 29, 2007. The operating agreement generally continues on a month to month basis until terminated by either party. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation.
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
Item 1A. RISK FACTORS.
     See Item 1A, “Risk Factors,” in the 2006 Form 10-K. Under the caption “Risks Relating to the Food Service Industry” in the 2006 Form 10-K, the Company discussed risks associated with regulation and publicity concerning food quality, health and other issues and a proposed amendment to the New York City Health Code. Recently, the New York City Health Department adopted an amendment to the New York City Health Code that will phase out artificial trans fat (which the Company currently uses in its doughnuts) in all New York City restaurants and other food service establishments by July 1, 2008.
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

Krispy Kreme Doughnuts, Inc.

Date: January 19, 2007	By:	/s/ Daryl G. Brewster

Name: Daryl G. Brewster
Title: Chief Executive Officer

Date: January 19, 2007	By:	/s/ Michael C. Phalen

Name: Michael C. Phalen
Title: Chief Financial Officer