Form 10-Q
period 2006-10-29
KRISPY KREME DOUGHNUTS INC
filed 2007-01-19
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 29,	January 29,
	2006	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,800	$16,980
Receivables	32,424	26,677
Accounts and notes receivable — equity method franchisees	2,023	12,151
Inventories	21,401	23,761
Insurance recoveries receivable	39,717	34,967
Deferred income taxes	848	848
Other current assets	16,743	31,641

Total current assets	148,956	147,025
Property and equipment	179,577	205,579
Non-current portion of notes receivable — equity method franchisees	—	42
Investments in and advances to equity method franchisees	4,273	8,601
Goodwill and other intangible assets	30,021	30,291
Other assets	15,203	19,317

Total assets	$378,030	$410,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$649	$54
Current maturities of long-term debt	2,368	4,432
Book overdraft	—	60
Accounts payable	11,787	8,897
Accrued litigation settlements	75,550	70,800
Other accrued liabilities	42,600	69,676

Total current liabilities	132,954	153,919
Long-term debt, less current maturities	115,757	118,241
Deferred income taxes	848	848
Other long-term obligations	26,462	29,176

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	309,268	298,255
Accumulated other comprehensive income	1,571	1,426
Accumulated deficit	(208,830)	(191,010)

Total shareholders’ equity	102,009	108,671

Total liabilities and shareholders’ equity	$378,030	$410,855

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues	$117,107	$128,818	$349,007	$421,115
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	96,192	115,995	290,325	365,742
General and administrative expenses	12,457	15,206	41,218	50,667
Depreciation and amortization expense	5,177	6,915	16,114	22,400
Impairment charges and lease termination costs	5,423	15,695	6,560	29,718
Settlement of litigation	—	—	—	35,833

Operating (loss)	(2,142)	(24,993)	(5,210)	(83,245)
Interest income	460	211	1,168	811
Interest expense	(5,196)	(4,681)	(15,365)	(15,225)
Equity in (losses) of equity method franchisees	(65)	(488)	(924)	(3,759)
Minority interests in results of consolidated franchisees	—	563	—	1,485
Other income (expense), net	173	(39)	3,292	754

(Loss) before income taxes	(6,770)	(29,427)	(17,039)	(99,179)
Provision for income taxes (benefit)	431	308	781	(1,146)

Net (loss)	$(7,201)	$(29,735)	$(17,820)	$(98,033)

(Loss) per common share:
Basic	$(.12)	$(.48)	$(.29)	$(1.59)

Diluted	$(.12)	$(.48)	$(.29)	$(1.59)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2006	2005
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(17,820)	$(98,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,114	22,400
Deferred income taxes	(95)	(2,003)
Impairment charges	5,243	28,453
Settlement of litigation	—	35,833
Deferred rent expense	775	952
(Gain) on disposal of property and equipment	(44)	(1,036)
(Gain) on sale of interests in equity method franchisees	(3,580)	—
Share-based compensation	8,175	5,816
Provision for doubtful accounts	1,335	5,625
Amortization of deferred financing costs	2,074	1,989
Minority interests in results of consolidated franchisees	—	(1,485)
Equity in losses of equity method franchisees	924	3,759
Cash distributions from equity method franchisees	—	453
Other	317	270
Change in assets and liabilities:
Receivables	(4,330)	(4,668)
Inventories	2,174	2,806
Other current and non-current assets	3,916	(1,869)
Accounts payable and accrued liabilities	(369)	7,268
Other long-term obligations	1,592	2,750

Net cash provided by operating activities	16,401	9,280

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,839)	(8,989)
Proceeds from disposals of property and equipment	6,219	4,570
Investments in and advances to franchise investee	(1,100)	(10,388)
Recovery of investments in and advances to franchise investee	2,500	—
Sale of interests in equity method franchisees	5,982	—
Acquisition of stores from franchisee	(2,900)	—
Increase in other assets	(3)	(1,077)

Net cash provided by (used for) investing activities	7,859	(15,884)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	2,984	2,274
Repayment of short-term debt	(2,389)	(1,130)
Issuance of long-term debt	—	120,000
Repayment of long-term debt	(4,589)	(97,237)
Net borrowings (repayments) under revolving credit lines	—	(1,606)
Deferred financing costs	—	(8,761)
Proceeds from exercise of stock options	—	154
Net change in book overdraft	(60)	(8,480)
Cash received from minority interests	—	2,620

Net cash provided by (used for) financing activities	(4,054)	7,834

Effect of exchange rate changes on cash	27	(11)

Cash balances of subsidiaries at date of deconsolidation	(1,413)	(1,011)

Net increase in cash and cash equivalents	18,820	208
Cash and cash equivalents at beginning of period	16,980	27,686

Cash and cash equivalents at end of period	$35,800	$27,894

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$41	$—
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other
	Common	Common	Unearned	Notes	comprehensive	Accumulated
	shares	stock	compensation	receivable	income	deficit	Total
	(In thousands)
BALANCE AT JANUARY 29, 2006	61,841	$298,255	$—	$—	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the nine months ended October 29, 2006						(17,820)	(17,820)
Foreign currency translation adjustment, net of income taxes of $79					120		120
Unrealized gain from cash flow hedge, net of income taxes of $16					25		25

Total comprehensive (loss)							(17,675)
Issuance of common stock warrant		6,700					6,700
Other share-based compensation (Note 1)		4,313					4,313
Cancellation of restricted shares	(2)

BALANCE AT OCTOBER 29, 2006	61,839	$309,268	$—	$—	$1,571	$(208,830)	$102,009

BALANCE AT JANUARY 30, 2005	61,756	$295,611	$(17)	$(197)	$796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the nine months ended October 30, 2005						(98,033)	(98,033)
Foreign currency translation adjustment, net of income tax benefit of $105					(88)		(88)
Unrealized gain from cash flow hedge, net of income taxes of $582					931		931

Total comprehensive (loss)							(97,190)
Correction of errors in accounting for stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	86	154					154
Amortization of restricted shares			5				5
Cancellation of restricted shares	(1)	(18)	12				(6)

BALANCE AT OCTOBER 30, 2005	61,841	$298,255	$—	$(197)	$1,639	$(153,283)	$146,414

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
     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
	(In thousands)
Numerator: net (loss)	$(7,201)	$(29,735)	$(17,820)	$(98,033)

Denominator:
Basic earnings per share — weighted average shares outstanding	61,839	61,825	61,839	61,796
Diluted earnings per share — weighted average shares outstanding	61,839	61,825	61,839	61,796
     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and nine months ended October 29, 2006 and October 30, 2005 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.
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
     During the first nine months of fiscal 2007, the Company recognized compensation expense for all SBP awards granted after January 29, 2006 (which consist of common stock and options to acquire common stock) based on the fair value of the awards at the grant date. Adoption of FAS 123(R) had the effect of increasing compensation expense for the three months and nine months ended October 29, 2006 by approximately $1.1 million and $3.9 million, respectively. Because the Company recorded no income tax benefit with respect to its operating losses for these periods, the after tax effect of the accounting change also was approximately $1.1 million, or $.02 per share, and $3.9 million, or $.06 per share, for the three months and nine months ended October 29, 2006, respectively. This additional expense includes not only a portion of the fair value of stock options granted during the first nine months of fiscal 2007, but also a portion of the fair value of stock options granted in prior years. In addition to the compensation cost recognized as a result of adoption of FAS 123(R), compensation expense for the first nine months of fiscal 2007 includes approximately $400,000 of compensation cost related to restricted stock awards which also would have been recognized under APB 25. The Company did not realize any excess tax benefits from the exercise of options during the first nine months of fiscal 2007.
     The fair value of options for 500,000 common shares granted during the first nine months of fiscal 2007 was estimated at $3.88 per option, computed using the Black-Scholes option-pricing model (which the Company intends to use to value stock options having only service conditions) with the following assumptions: volatility of 55%; expected term of 7 years; a risk free rate of return of 4.77%; and a dividend yield of zero. These options, as well as a companion grant of 300,000 shares of common stock, vest in installments over three years.
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
     Had compensation cost for the Company’s stock option plans for the three months and nine months ended October 30, 2005 been determined based on the estimated fair value of the awards at their grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation,” rather than using the intrinsic value method of APB 25, the Company’s earnings would have been affected as set forth in the table below:

	Three Months	Nine Months
	Ended	Ended
	October 30,	October 30,
	2005	2005
	(In thousands, except per share
	amounts)
Net (loss), as reported	$(29,735)	$(98,033)
Add: Stock-based compensation expense charged (credited) to earnings	(315)	5,816
Deduct: Stock-based compensation expense determined under fair value method for all awards	(2,729)	(14,286)

Pro forma net (loss)	$(32,779)	$(106,503)

(Loss) per share:
Reported (loss) per share — basic	$(0.48)	$(1.59)
Pro forma (loss) per share — basic	$(0.53)	$(1.72)
Reported (loss) per share — diluted	$(0.48)	$(1.59)
Pro forma (loss) per share — diluted	$(0.53)	$(1.72)
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
     Share-based compensation for the nine months ended October 29, 2006 and the three months and nine months ended October 30, 2005 includes approximately $3.9 million, ($315,000) and $1.8 million, respectively, representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock at a price of $7.75 per share issued during the quarter ended May 1, 2005 to Kroll Zolfo Cooper LLC (“KZC”), a corporate recovery and advisory firm engaged by the Company to perform interim management services. The warrant expires on January 31, 2013. The cost of the warrant was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable. The substantial charge to earnings related to the warrant for the nine months ended October 29, 2006 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The credit to earnings related to the warrant for the three months ended October 30, 2005 reflects a decrease in the estimated aggregate fair value of the warrant at that date compared to July 31, 2005. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 55%; expected term of 6.8 years; a risk free rate of return of 4.91%; and a dividend yield of zero.
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
     Beginning in fiscal 2005, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first nine months of fiscal 2007, during which the Company’s revenues declined to $349.0 million from $421.1 million in the first nine months of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first nine months of fiscal 2007, average weekly sales per Company store increased compared to the first nine months of fiscal 2006.
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

Note 3 — Receivables
     The components of receivables are as follows:

	Oct. 29,	Jan. 29,
	2006	2006
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$15,782	$17,667
Unaffiliated franchisees	19,806	21,515
Current portion of notes receivable	812	1,151
Less — allowance for doubtful accounts	(3,976)	(13,656)

	$32,424	$26,677

Receivables from Equity Method Franchisees:
Trade	$6,675	$10,664
Current portion of notes receivable	24	4,647
Less — allowance for doubtful accounts	(4,676)	(3,160)

	$2,023	$12,151

Non-current portion of notes receivable	$—	$42

Note 4 — Inventories
     The components of inventories are as follows:

	Oct. 29,	Jan. 29,
	2006	2006
	(In thousands)
Raw materials	$6,892	$7,009
Work in progress	25	18
Finished goods	5,048	4,717
Purchased merchandise	9,266	11,853
Manufacturing supplies	170	164

	$21,401	$23,761

Note 5 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	Oct. 29,	Jan. 29,
	2006	2006
	(In thousands)
Secured Credit Facilities	$116,957	$119,400
Capital lease obligations	1,168	3,273

	118,125	122,673
Less: current maturities	(2,368)	(4,432)

	$115,757	$118,241

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

     The Secured Credit Facilities are required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events. Pursuant to these requirements, the Company prepaid $1.5 million of the Term Loan in the third quarter of fiscal 2007 and repaid an additional $8.9 million of the Term Loan subsequent to quarter end. In addition, the First Lien Revolver is required to be repaid on a daily basis to the extent the Company’s Net Liquidity (as defined in the First Lien Revolver) is below $20 million. Mandatory repayments under the First Lien Revolver do not reduce commitments under the First Lien Revolver. Net proceeds are generally required to be first applied to repay amounts outstanding under the First Lien Revolver and then (without giving effect to the amount repaid under the First Lien Revolver) to be offered to the holders of the Term Loan. To the extent application of these mandatory prepayment provisions results in prepayment of amounts outstanding under the Term Loan, such prepaid amounts cannot be reborrowed, and any such prepayments are not subject to the prepayment fees described in the following paragraph.
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
     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio (expressed as a multiple of Consolidated EBITDA) and a minimum interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters. As of October 29, 2006, these tests were set at 4.8 to 1.0, in the case of the maximum leverage ratio, and 2.05 to 1.0, in the case of the minimum interest coverage ratio. As of October 29, 2006, the Company’s leverage ratio was approximately 4.0 to 1.0 and the Company’s interest coverage ratio was approximately 2.5 to 1.0. After giving effect to the October 30, 2006 amendments to the Secured Credit Facilities, the maximum leverage ratio for years after fiscal 2006 ranges from 5.4 to 1.0 to 3.7 to 1.0, and the minimum interest coverage ratio ranges from 2.05 to 1.0 to 3.4 to 1.0. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.
     As of October 29, 2006, the maximum additional borrowings available to the Company under the Secured Credit Facilities were approximately $32 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.
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
ERISA Class Action
     On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s retirement savings plan or profit sharing stock ownership plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement includes a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4.75 million. The Company and the individual defendants deny any and all wrongdoing and paid no money in the settlement, which was granted final approval by the United States District Court on January 10, 2007. Accrued litigation settlements and insurance recoveries receivable in the accompanying consolidated balance sheet as of October 29, 2006 include the $4.75 million settlement amount and related receivable from the Company’s insurer. The settlement amount was included in other assets and other long-term obligations in the accompanying consolidated balance sheet as of January 29, 2006.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $17.5 million and $25.1 million at October 29 and January 29, 2006, respectively, and are summarized in Note 9. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During the quarter ended July 30, 2006, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; such provision is included in “other income (expense), net” in the accompanying consolidated statement of operations.

     The Company is subject to indemnification obligations to its directors and officers as described in Note 2.
Note 7 — Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$4,628	$15,293	$4,986	$28,293
Impairment of reacquired franchise rights	80	120	120	160
Other	137	—	137	—

Total impairment charges	4,845	15,413	5,243	28,453

Lease termination costs:
Provision for termination costs	934	369	1,673	1,804
Less — reversal of previously recorded deferred rent expense	(356)	(87)	(356)	(539)

Net provision	578	282	1,317	1,265

	$5,423	$15,695	$6,560	$29,718

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
     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$1,714	$1,804	$1,981	$2,281

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	122	164	122	1,319
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	768	184	1,418	416
Accretion of discount	44	21	133	69

Total provision	934	369	1,673	1,804

Accrual related to KremeKo (Note 1)	—	—	—	(862)
Accrual related to Freedom Rings (Note 1)	—	(150)	—	(150)
Payments	(1,018)	(250)	(2,024)	(1,300)

Balance at end of period	$1,630	$1,773	$1,630	$1,773

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

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Company Stores	$82,078	$93,668	$247,013	$309,248
Franchise	5,716	4,121	15,319	14,100
KKM&D	55,531	60,982	167,609	196,321
Intersegment sales eliminations	(26,218)	(29,953)	(80,934)	(98,554)

Total revenues	$117,107	$128,818	$349,007	$421,115

Operating income (loss):
Company Stores	$1,983	$(3,529)	$3,852	$(1,375)
Franchise	4,727	3,231	12,566	10,213
KKM&D	9,368	6,654	27,297	25,541
Unallocated general and administrative expenses	(12,797)	(15,654)	(42,365)	(52,073)
Impairment charges and lease termination costs	(5,423)	(15,695)	(6,560)	(29,718)
Settlement of litigation	—	—	—	(35,833)

Total operating (loss)	$(2,142)	$(24,993)	$(5,210)	$(83,245)

Depreciation and amortization expense:
Company Stores	$3,937	$5,555	$12,259	$18,257
Franchise	32	32	95	113
KKM&D	868	880	2,613	2,624
Corporate administration	340	448	1,147	1,406

Total depreciation and amortization expense	$5,177	$6,915	$16,114	$22,400

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
     Equity Method Franchisees
     As of October 29, 2006, the Company has investments in eight franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.
     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below. The consolidated balance sheet at October 29, 2006 includes an accrual for potential payments under the loan and lease guarantees of approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of a payment demand with respect to a guaranteed obligation. There is no liability reflected for other guarantees as of October 29, 2006 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees at that date.

	October 29, 2006
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in Thousands)
A-OK, LLC	30.3%	$(282)	$1,539	$6	$—	$2,608
KK-TX I, L.P	33.3%	(271)	161	—	—	1,375
Kremeworks, LLC	25.0%	1,534	464	—	—	2,667
Kremeworks Canada, LP	24.5%	610	84	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	1,832	—	—	10,447
Krispy Kreme U.K. Limited	35.1%	829	1,102	—	—	—
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,853	349	—	—	—
Priz Doughnuts, LP	33.3%	—	1,144	18	—	450

		$4,273	$6,675	$24	$—	$17,547

	January 29, 2006
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in Thousands)
A-OK, LLC	30.3%	$(96)	$1,600	$55	$—	$2,787
Amazing Hot Glazers, LLC	33.3%	163	164	22	—	874
Caribbean Glaze Corporation	30.0%	90	—	—	—	—
Freedom Rings, LLC (accounted for using the cost method)	100.0%	2,000	27	500	—	—
KK-TX I, L.P	33.3%	(152)	135	—	—	1,474
KK Wyotana, LLC	33.3%	—	33	—	—	—
KKNY, LLC	30.3%	(7)	412	—	—	—
Kremeworks, LLC	25.0%	1,490	398	—	—	2,667
Kremeworks Canada, LP (1)	24.5%	723	65	—	—	—
Krispy Kreme Australia Pty Limited	(2)	—	592	4,050	42	4,714
Krispy Kreme of South Florida, LLC (3)	35.3%	—	1,417	—	—	11,122
Krispy Kreme U.K. Limited	35.1%	2,780	3,285	—	—	1,054
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,610	1,548	—	—	—
Priz Doughnuts, LP	33.3%	—	988	20	—	424

		$8,601	$10,664	$4,647	$42	$25,116

(1)	Previously reported on a combined basis with Kremeworks, LLC.

(2)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

(3)	Reflects a correction to the previously reported guarantee amount of $7,760 reflected in the 2006 Form 10-K.
     The aggregate loan and lease guarantees at October 29 and January 29, 2006 shown in the preceding tables include $9.9 million and $10.4 million, respectively, representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans.
     In November 2005, the Company sold its 35% equity investment in Krispy Kreme Australia Pty Limited (“KK Australia”) to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction), and in May 2006, the majority investor purchased from the Company, for cash and at par, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately US$3.8 million at the time of the transaction) and, in connection therewith, all of the Company’s guarantees of certain of KK Australia’s indebtedness were released. The Company realized a gain of approximately $3.5 million on the sales of these interests, which is reflected in “other income (expense), net” in the accompanying consolidated statement of operations for the nine months ended October 29, 2006.
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
     As of October 29, 2006, there were 381 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico, South Korea, the United Kingdom, Hong Kong, Indonesia and Kuwait of which 114 were owned by the Company and 267 were owned by franchisees. Of the 381 total stores, there were 293 factory stores and 88 satellites; 280 stores were located in the United States and 101 were located in other countries.
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
     During fiscal 2006, the Company experienced declines in average weekly sales per factory store in each quarter compared to the comparable quarters of fiscal 2005. Most of the Company’s domestic franchisees experienced similar sales declines. The Company responded to this trend by closing relatively poorer performing stores and consolidating production of doughnuts for off-premises distribution into a smaller number of factory stores. In the first nine months of fiscal 2007, Company and systemwide average weekly sales per factory store increased approximately 11.0% and 6.3%, respectively, compared to the first nine months of fiscal 2006. Company average sales per store increased 9.4% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, while systemwide average sales per store declined 6.8%. Systemwide average sales per store declined while Company average sales per store increased because substantially all of the growth in satellite stores, which typically have lower average weekly sales than do factory stores, has occurred in franchise operations and not in Company Stores. Store closures by the Company and franchisees caused a decrease in Company and systemwide sales in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Lower sales to franchisees adversely affected the KKM&D segment and lower sales by franchise stores adversely affected the Franchise segment. The Company was also adversely affected by the substantial costs associated with the legal and regulatory matters discussed in Notes 2 and 6 to the consolidated financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
     The following table presents the Company’s operating results for the three months and nine months ended October 29, 2006 and October 30, 2005, expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three months ended		Nine months ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	82.1	90.0	83.2	86.9
General and administrative expenses	10.6	11.8	11.8	12.0
Depreciation and amortization expense	4.4	5.4	4.6	5.3
Impairment charges and lease termination costs	4.6	12.2	1.9	7.1
Settlement of litigation	—	—	—	8.5

Operating (loss)	(1.8)%	(19.4)%	(1.5)%	(19.8)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the nine months ended October 29, 2006 represent 12 stores operated by Glazed Investments which were sold to another franchisee and one store operated by KKNY acquired by the Company. Transferred stores for the nine months ended October 30, 2005 represent stores operated by KremeKo, a Consolidated Franchisee which filed for bankruptcy protection in April 2005; the Company ceased consolidation of the financial statements of KremeKo following the bankruptcy filing.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended October 29, 2006:
JULY 30, 2006	112	191	303
Opened	—	10	10
Closed	(3)	(17)	(20)

OCTOBER 29, 2006	109	184	293

Nine months ended October 29, 2006:
JANUARY 29, 2006	128	195	323
Opened	—	18	18
Closed	(8)	(40)	(48)
Transferred	(11)	11	—

OCTOBER 29, 2006	109	184	293

Three months ended October 30, 2005:
JULY 31, 2005	151	216	367
Opened	—	6	6
Closed	(5)	(17)	(22)

OCTOBER 30, 2005	146	205	351

Nine months ended October 30, 2005:
JANUARY 30, 2005	175	221	396
Opened	3	11	14
Closed	(24)	(35)	(59)
Transferred	(8)	8	—

OCTOBER 30, 2005	146	205	351

(1)	Excludes satellites.
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

	Three months ended		Nine months ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Average weekly sales per factory store (1):
Company	$55.0	$47.3	$54.3	$48.9
Systemwide	$50.7	$45.4	$49.3	$46.4
Factory Store operating weeks:
Company	1,491	1,967	4,488	6,249
Systemwide	3,820	4,669	11,950	14,672
Average weekly sales per store (1):
Company	$53.1	$46.7	$52.5	$48.0
Systemwide	$40.1	$40.3	$39.5	$42.4
Store operating weeks:
Company	1,543	1,993	4,636	6,370
Systemwide	4,825	5,257	14,898	16,063

(1)	Excludes sales between Company and franchise stores.
THREE MONTHS ENDED OCTOBER 29, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2005
  Overview
     Systemwide sales for the third quarter of fiscal 2007 decreased 8.9% compared to the third quarter of fiscal 2006. The decrease was attributable to a decline in the number of store operating weeks, as systemwide average weekly sales per store were flat. The systemwide sales decrease reflects a 12.4% decrease in Company Stores sales and a 6.2% decrease in franchise store sales.
  Revenues
     Total revenues decreased 9.1% to $117.1 million for the three months ended October 29, 2006 from $128.8 million for the three months ended October 30, 2005. This decrease resulted from a 12.4% decrease in Company Stores revenues to $82.1 million and a 5.5% decrease in KKM&D revenues to $29.3 million, partially offset by a 38.7% increase in franchise revenues to $5.7 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Three months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$82,078	$93,668
Franchise	5,716	4,121
KKM&D	29,313	31,029

Total revenues	$117,107	$128,818

	Three months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(Dollars in thousands)
PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.1%	72.7%
Franchise	4.9	3.2
KKM&D	25.0	24.1

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 12.4% to $82.1 million in the third quarter of fiscal 2007 from $93.7 million in the third quarter of fiscal 2006. The decrease reflects a 22.6% decrease in store operating weeks, partially offset by a 13.7% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 42 factory stores since the end of the second quarter of fiscal 2006. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations, the benefits of consolidating production for wholesale customers into a smaller number of factory stores and the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold through certain off-premises distribution channels.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, increased 38.7% to $5.7 million in the third quarter of fiscal 2007 from $4.1 million in the third quarter of fiscal 2006. Franchisee fees rose approximately $640,000 year-over-year, of which approximately $270,000 represents revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees reflects an increase in new store openings in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. In addition, royalty revenues rose to $4.7 million in the third quarter of fiscal 2007 from $3.8 million in the third quarter of fiscal 2006. While sales by franchise stores fell to approximately $112 million in the third quarter of fiscal 2007 compared to approximately $119 million in the third quarter of fiscal 2006, the resolution of disputes with two major franchisees substantially eliminated collectibility concerns with respect to royalties accruing on sales by these franchisees during the third quarter of fiscal 2007. The amount of royalty revenue not recognized during the third quarter of fiscal 2007 due to collectibility concerns fell to approximately $250,000 from approximately $1.4 million in the third quarter of fiscal 2006.
     KKM&D Revenues. KKM&D sales to franchise stores decreased 5.5% to $29.3 million in the third quarter of fiscal 2007 from $31.0 million in the third quarter of fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which resulted in an approximate 11% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KKM&D. The decline in sales of mixes and other supplies partially was offset by an increase in sales of equipment and equipment services in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The increase in equipment and equipment service revenues reflects an increase in franchise store openings, virtually all of which were in markets outside the United States.
  Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 82.1 % of revenues in the third quarter of fiscal 2007 compared to 90.0% of revenues in the third quarter of fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Three months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$71,268	$88,208
Franchise	957	858
KKM&D	23,967	26,929

Total direct operating expenses	$96,192	$115,995

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	86.8%	94.2%
Franchise	16.7%	20.8%
KKM&D	81.8%	86.8%
Total direct operating expenses	82.1%	90.0%
     Direct operating expenses as a percentage of revenues for the Company Stores segment fell in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The improvement reflects the benefits of the sale or closure of relatively poorer performing locations, the benefits of higher average weekly sales per store resulting, in part, from consolidating production of products for sale through off-premises channels into a smaller number of factory stores, and the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold though certain off-premises distribution channels. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.
     Franchise segment direct operating expenses rose slightly in the third quarter of fiscal 2007 compared to the comparable quarter of the preceding year, but declined as a percentage of franchise revenue due to the increase in royalty revenues resulting principally from the resolution of disputes with certain franchisees as discussed under “Franchise Revenues” above.
     Direct operating expenses as a percentage of KKM&D revenues declined significantly in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions in the third quarter of fiscal 2007 compared to the comparable quarter of the preceding year. KKM&D direct operating expenses for the three months ended October 29, 2006 reflect a net credit in bad debt expense of approximately $500,000, which includes a reversal of approximately $1.1 million of previously recorded reserves for franchise receivables arising from the settlement of a dispute with a franchisee. KKM&D direct operating expenses for the three months ended October 30, 2005 include approximately $2.1 million of bad debt provisions related to receivables from franchisees. These benefits were partially offset by the adverse effects of lower operating levels in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 resulting from lower revenue levels.
  General and Administrative Expenses
     General and administrative expenses decreased to $12.5 million, or 10.6% of total revenues, in the third quarter of fiscal 2007 from $15.2 million, or 11.8% of total revenues, in the third quarter of fiscal 2006. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005, and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein, totaling approximately $750,000 (net of estimated insurance recoveries of approximately $70,000) for the third quarter of fiscal 2007 and $7.2 million (net of estimated insurance recoveries of approximately $3.6 million) for the third quarter of fiscal 2006. Exclusive of these costs, general and administrative expenses for the third quarter of fiscal 2007 and 2006 were approximately 10.0% and 6.2% of total revenues, respectively. The increase in these costs in absolute terms and as a percentage of revenue reflects, among other things, approximately $770,000 of stock compensation costs incurred in the third quarter of fiscal 2007 and included in general and administrative expenses (resulting, in part, from the adoption of FAS 123(R) as described in Note 1 to the consolidated financial statements appearing elsewhere herein), increased legal and other costs associated with work on the Company’s financial statements and filings with the Commission, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.

  Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $5.2 million, or 4.4% of total revenues, in the third quarter of fiscal 2007 from $6.9 million, or 5.4% of total revenues, in the third quarter of fiscal 2006. The decrease in depreciation and amortization expense relates almost entirely to the Company Stores segment, in which depreciation and amortization expense declined principally due to store sales and closures.
  Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $5.4 million in the third quarter of fiscal 2007 compared to $15.7 million in the third quarter of fiscal 2006. Substantially all of the charges arose from store closing decisions, and included approximately $4.8 million and $15.4 million in the third quarter of fiscal 2007 and 2006, respectively, of impairment charges related principally to long-lived assets, with the balance of the charges representing lease termination costs. The Company closed three factory stores in the third quarter of fiscal 2007 compared to five factory stores in the third quarter of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
  Interest Expense
     Interest expense increased to $5.2 million in the third quarter of fiscal 2007 from $4.7 million in the third quarter of fiscal 2006. The aggregate costs associated with the Company’s Secured Credit Facilities, including interest, fees and amortization of deferred financing costs, increased approximately $1.0 million for the three months ended October 29, 2006 over the comparable quarter of the preceding year, reflecting higher interest rates and lender margin in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Interest expense for the three months ended October 30, 2005 included approximately $400,000 of interest expense associated with Consolidated Franchisees. The Company no longer consolidates the financial statements of any franchisees, as discussed in Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
  Equity in (Losses) of Equity Method Franchisees
     The Company’s share of losses incurred by equity method franchisees totaled $65,000 in the third quarter of fiscal 2007 compared to $488,000 in the third quarter of fiscal 2006. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The Company’s equity in the losses of equity method franchisees has declined principally as a result of the Company’s sale or other disposal of these investments in fiscal 2006 and 2007.
  Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the third quarter of fiscal 2006, minority investors absorbed losses incurred by Consolidated Franchisees totaling $563,000, substantially all of which relates to New England Dough; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the quarter. There were no minority interests in the results of operations of consolidated subsidiaries in the third quarter of fiscal 2007 because the Company no longer consolidated the financial statements of any less than wholly-owned subsidiaries. See Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
  Provision for Income Taxes
     The provision for income taxes was $431,000 in the third quarter of fiscal 2007 and $308,000 in the third quarter of fiscal 2006. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.
  Net (Loss)
     The Company incurred a net loss of $7.2 million for the third quarter of fiscal 2007, compared to a net loss of $29.7 million for the third quarter of fiscal 2006.

NINE MONTHS ENDED OCTOBER 29, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2005
  Overview
     Systemwide sales for the first nine months fiscal 2007 decreased 13.6% compared to the first nine months of fiscal 2006. This decrease was attributable to a 6.8% decrease in average weekly sales per store and a 7.3% decrease in store operating weeks. The systemwide sales decrease reflects a 20.1% decrease in Company Stores sales and a 8.4% decrease in franchise store sales.
  Revenues
     Total revenues decreased 17.1% to $349.0 million for the nine months ended October 29, 2006 from $421.1 million for the nine months ended October 30, 2005. This decrease resulted from a 20.1% decrease in Company Stores revenues to $247.0 million and an 11.3% decrease in KKM&D revenues to $86.7 million, partially offset by an 8.6% increase in franchise revenues to $15.3 million.
     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding). KKM&D revenues exclude intersegment sales eliminated in consolidation.

	Nine months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(In thousands)
		(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$247,013	$309,248
Franchise	15,319	14,100
KKM&D	86,675	97,767

Total revenues	$349,007	$421,115

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.8%	73.4%
Franchise	4.4	3.3
KKM&D	24.8	23.2

Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 20.1% to $247.0 million in the first nine months of fiscal 2007 from $309.2 million in the first nine months of fiscal 2006. The decrease reflects a 27.2% decrease in store operating weeks, partially offset by a 9.4% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 66 factory stores since the end of fiscal 2005. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores.
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, increased 8.6% to $15.3 million in the first nine months of fiscal 2007 from $14.1 million in the first nine months of fiscal 2006. Of this $1.2 million increase, approximately $730,000 represents revenue recorded in the second and third quarters arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees reflects an increase in new store openings in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Royalty revenues totaled $13.2 million for the first nine months of fiscal 2007 compared to $13.3 million for the first nine months of fiscal 2006. While sales by franchise stores fell to approximately $343 million for the first nine months of fiscal 2007 compared to approximately $374 million for the first nine months of fiscal 2006, the resolution of disputes with two major franchisees substantially eliminated collectibility concerns with respect to royalties accruing on sales by these franchisees during the third quarter of fiscal 2007. The amount of royalty revenue not recognized during the first nine months of fiscal 2007 due to collectibility concerns fell to approximately $2.1 million from approximately $2.7 million for the first nine months of fiscal 2006.

     KKM&D Revenues. KKM&D sales to franchise stores decreased 11.3% to $86.7 million in the first nine months of fiscal 2007 from $97.8 million in the comparable period of fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which resulted in an approximate 13% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KKM&D. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KKM&D. The decline in sales of mixes and other supplies partially was offset by a slight increase in sales of equipment and equipment services in the fiscal 2007 period compared to the prior year period.
  Direct Operating Expenses
     Direct operating expenses, which exclude depreciation and amortization expense, were 83.2% of revenues in the first nine months of fiscal 2007 compared to 86.9% of revenues in the first nine months of fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KKM&D segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KKM&D on sales to Company Stores is included in KKM&D operating income in the segment information which appears in Note 8 to the Company’s consolidated financial statements appearing elsewhere herein.

	Nine months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(In thousands)
DIRECT OPERATING EXPENSES BUSINESS SEGMENT:
Company Stores	$216,664	$278,720
Franchise	2,658	3,774
KKM&D	71,003	83,248

Total direct operating expenses	$290,325	$365,742

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	87.7%	90.1%
Franchise	17.4%	26.8%
KKM&D	81.9%	85.1%
Total direct operating expenses	83.2%	86.9%
     Direct operating expenses as a percentage of revenues for the Company Stores segment decreased in the first nine months of fiscal 2007 compared to the comparable period of fiscal 2006. The improvement reflects the benefits of the sale or closure of relatively poorer performing locations, the benefits of higher average weekly sales per store resulting, in part, from consolidating production of products for sale through off-premises channels into a smaller number of factory stores, and the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold though certain off-premises distribution channels. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.
     Franchise segment direct operating expenses decreased principally as a result of lower provisions for potentially uncollectible royalties and due to lower allocated corporate costs.
     Direct operating expenses as a percentage of KKM&D revenues declined for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions in the fiscal 2007 period compared to the prior year. KKM&D direct operating expenses include bad debt provisions relating to receivables from franchisees of approximately $1.5 million (approximately 1.7% of KKM&D revenues) and $4.7 million (approximately 4.8% of KKM&D revenues) for the nine months ended October 29, 2006 and October 30, 2005, respectively. These benefits were partially offset by the adverse effects of lower operating levels in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 resulting from lower revenue levels.

  General and Administrative Expenses
     General and administrative expenses decreased to $41.2 million, or 11.8% of total revenues, in the first nine months of fiscal 2007 from $50.7 million, or 12.0% of total revenues, in the first nine months of fiscal 2006. General and administrative expenses include fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Notes 2 and 6 to the consolidated financial statements included elsewhere herein totaling approximately $11.1 million (net of estimated insurance recoveries of approximately $2.6 million) for the nine months ended October 29, 2006 and approximately $23.5 million (net of estimated insurance recoveries of approximately $12.0 million) for the first nine months of fiscal 2006. The unusual professional fees for the first nine months of fiscal 2007 and fiscal 2006 include approximately $3.9 million and $1.8 million, respectively, related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to KZC as part of its compensation for services rendered to the Company, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein. In addition, general and administrative expenses in the first nine months of fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses were 8.6% of revenues in the first nine months of fiscal 2007 compared to 5.5% in the first nine months of fiscal 2006. The increase in these costs in absolute terms and as a percentage of revenue reflects, among other things, approximately $2.5 million of stock compensation costs incurred in the first nine months of fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 1 to the consolidated financial statements appearing elsewhere herein), increased legal and other costs associated with work on the Company’s financial statements and filings with the Commission, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.
  Depreciation and Amortization Expense
     Depreciation and amortization expense decreased to $16.1 million, or 4.6% of total revenues, for the first nine months of fiscal 2007 from $22.4 million, or 5.3% of total revenues, in the first nine months of fiscal 2006. The decrease in depreciation and amortization expense relates almost entirely to the Company Stores segment, in which depreciation and amortization expense declined principally due to store sales and closures.
  Impairment Charges and Lease Termination Costs
     The Company recorded impairment charges and lease termination costs of $6.6 million in the first nine months of fiscal 2007 compared to $29.7 million in the first nine months of fiscal 2006. Substantially all of the charges arose from store closing decisions, and included approximately $5.2 million and $28.5 million in fiscal 2007 and 2006, respectively, of impairment charges related principally to long-lived assets, with the balance of the charges representing lease termination costs. The Company closed eight factory stores in the first nine months of fiscal 2007 and 24 factory stores in the first nine months of fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.
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
  Interest Expense
     Interest expense increased to $15.4 million for the nine months ended October 29, 2006, from $15.2 million for the nine months ended October 30, 2005. The aggregate costs, including interest, fees and amortization of deferred debt issue costs, associated with the Company’s primary credit facilities (the Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the Secured Credit Facilities) increased approximately $4.6 million for the nine months ended October 29, 2006 over the nine months ended October 30, 2005, principally reflecting higher interest rates and lender margin in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. In addition, interest expense for the first nine months of fiscal 2006 included one-time fees and expenses of approximately $1.2 million associated with the bank credit facility prior to its retirement using proceeds of the Secured Credit Facilities, the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense for the nine months ended October 30, 2005 also included approximately $1.6 million of interest expense associated with Consolidated Franchisees. The Company no longer consolidates the financial statements of any franchisees, as discussed in Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
  Equity in Losses of Equity Method Franchisees
     Equity in losses of equity method franchisees totaled $924,000 in the first nine months of fiscal 2007 compared to $3.8 million for the first nine months of fiscal 2006. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The fiscal 2006 losses included approximately $2.0 million of losses related to KremeKo which arose from impairment provisions associated principally with store closures. In addition, the Company’s equity in the losses of equity method franchisees has declined principally as a result of the Company’s sale or other disposal of these investments in fiscal 2006 and 2007.
  Minority Interests in Results of Consolidated Franchisees
     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the first nine months of fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $1,485,000; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in the period. There were no minority interests in the results of operations of consolidated subsidiaries in the first nine months of fiscal 2007 because, except for Glazed Investments, the Company did not consolidate the financial statements of any less than wholly-owned subsidiaries during the period, and the minority interests in Glazed Investments had been reduced to zero in the third quarter of fiscal 2006. See Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein.
  Other Income (Expense), Net
     Other income (expense), net for the nine months ended October 29, 2006 includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia as described in Note 9 to the consolidated financial statements appearing elsewhere herein, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee. Other income (expense), net for the nine months ended October 30, 2005 includes approximately $1.0 million of net gains on sales of property and equipment, reduced by approximately $250,000 of foreign currency exchange losses.
  Provision for Income Taxes
     The provision for income taxes was $781,000 for the nine months ended October 29, 2006 and a benefit of $1.1 million for the nine months ended October 30, 2005. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes for the first nine months of fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.

  Net (Loss)
     The Company incurred a net loss of $17.8 million for the first nine months of fiscal 2007, compared to a net loss of $98.0 million the first nine months of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2007 and 2006.

	Nine months ended
	Oct. 29,	Oct. 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$16,401	$9,280
Net cash provided by (used for) investing activities	7,859	(15,884)
Net cash provided by (used for) financing activities	(4,054)	7,834
Effect of exchange rate changes on cash	27	(11)
Cash balances of subsidiaries at date of deconsolidation	(1,413)	(1,011)

Net increase in cash and cash equivalents	$18,820	$208

Cash Flows from Operating Activities
     Net cash provided by operating activities was $16.4 million and $9.3 million in the first nine months of fiscal 2007 and 2006, respectively. A major component of the improvement was reduced interim management fees and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein, which reduced operating cash flow by $7.3 million and $19.5 million for the first nine months of fiscal 2007 and 2006, respectively.
Cash Flows from Investing Activities
     Investing activities provided $7.9 million of cash in the first nine months of fiscal 2007 and used $15.9 million of cash in the first nine months of fiscal 2006. Cash used for capital expenditures declined from $9.0 million for the first nine months of fiscal 2006 to $2.8 million for the first nine months of fiscal 2007 because the Company substantially eliminated store expansion early in fiscal 2006. In the first nine months of fiscal 2007 and 2006, the Company realized proceeds from the sale of property and equipment of $6.2 million and $4.6 million, respectively, most of which relates to closed stores.
     During the first nine months of fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (which filed for bankruptcy protection in October 2005) and received approximately $6.0 million from the sale of notes receivable from the Company’s franchisees in Australia and the United Kingdom and from the sale of the Company’s equity interest in another franchisee (see Note 9 to the consolidated financial statements appearing elsewhere herein).
     In addition, in the first nine months of fiscal 2007, the Company paid approximately $1.1 million to settle its obligations under its guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006 as described in Note 9 to the consolidated financial statements. In the first nine months of fiscal 2006, the Company paid approximately $9.3 million to settle the its obligations under certain guarantees of indebtedness of KremeKo. Each of these amounts is included in “Investments in and advance to equity method franchisees” in the consolidated statement of cash flows, and the transactions are more fully described in Note 9 to the consolidated financial statements.
     During the first nine months of fiscal 2007, the Company purchased three stores from one of its franchisees for $2.9 million cash, as described in Note 6 to the consolidated financial statements.
Cash Flows from Financing Activities
     Net cash used by financing activities was $4.1 million in the first nine months of fiscal 2007, compared to net cash provided by financing activities of $7.8 million in the first nine months of fiscal 2006.
     During the first nine months of fiscal 2007, the financing activities included net short-term borrowings of $595,000 and scheduled amortization of long-term debt. In addition, pursuant to the provisions of the Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein, in the first nine months of fiscal 2007 the Company prepaid approximately $1.5 million of the Term Loan using proceeds from the sale of certain property and equipment, and repaid an additional $8.9 million of the Term Loan subsequent to October 29, 2006.
     During the first half of fiscal 2006, the Company closed the Secured Credit Facilities described in Note 5 to the consolidated financial statements. The Company borrowed $120 million under these facilities at closing, and used approximately $87.6 million to repay borrowing outstanding under a prior credit facility (which was terminated). In the first nine months of fiscal 2006, the Company paid approximately $8.8 million of fees, costs and expenses associated with the new facility. Also during the first nine months of fiscal 2006, the Company retired approximately $9.6 million of other long-term indebtedness, including approximately $6.1 million related to Consolidated Franchisees. Cash inflows from financing activities in the first nine months of fiscal 2006 also included $2.6 million of capital contributions to a Consolidated Franchisee by minority investors in that franchisee.
Other Balance Sheet Changes
     Other current assets and other accrued liabilities declined by approximately $14.9 million and $27.1 million, respectively, from January 29 to October 29, 2006. The most significant reason for the declines was the deconsolidation of the financial statements of Glazed Investments (see Notes 1 and 9 to the consolidated financial statements appearing elsewhere herein). Other current assets and other accrued liabilities at January 29, 2006 included approximately $13.0 million and $18.5 million, respectively, related to Glazed Investments which was derecognized when the Company ceased consolidation of Glazed Investments’ financial statements during the first quarter of fiscal 2007.
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
     Beginning in fiscal 2005, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first nine months of fiscal 2007, during which the Company’s revenues declined to $349.0 million from $421.1 million in the first nine months of fiscal 2006, reflecting, among other things, lower revenues at KKM&D and the effects of store closures. While total revenues declined in the first nine months of fiscal 2007, average weekly sales per Company store increased compared to the first nine months of fiscal 2006.
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
     As of October 29, 2006, the Company had approximately $119 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $450,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.
     Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. In addition to operating revenues and expenses, the Company’s investment in a franchisee operating in the United Kingdom and Mexico and the Company’s operations in

Canada expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks. The Company completed the sale of its interest in the franchisee operating in the United Kingdom in November 2006.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s option contracts and unassigned commodity futures contracts and options on such contracts as of October 29, 2006, all of which mature in fiscal 2007, is set forth in the table below.

			Weighted		Aggregate	Aggregate
			Average Contract		Contract Price	Fair
	Contract Volume		or Strike Price		or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	410,000	bushels	$4.70	/bushel	$1,926	$142
Soybean oil	1,860,000	lbs.	$0.24	/lb.	440	59

Options contracts:
Call options on coffee futures	150,000	lbs.	$1.10	/lb.	165	2

						$203

     Although the Company utilizes forward purchase contracts, futures contracts and options on futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     As of October 29, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of October 29, 2006, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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
     During the quarter ended October 29, 2006, there were no material changes in the Company’s system of internal controls over financial reporting.
     The Company completed its assessment of the effectiveness of its internal control over financial reporting as of January 29, 2006 in October 2006. Subsequent to January 29, but prior to issuance of the 2006 Form 10-K in October, the Company implemented measures designed to remediate certain of the material weaknesses the Company had identified, and has implemented additional measures since October 2006. While the Company has designed and/or implemented a number of controls designed to remediate some of the material weaknesses in internal control over financial reporting, the Company has not completed testing and evaluating such controls as of October 29, 2006. Accordingly, the Company does not consider any of the material weaknesses identified as of January 29, 2006 to have been remediated as of October 29, 2006.
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
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
Item 5. OTHER INFORMATION.
     None.
Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)

10.1	—	Amendment No. 6, dated as of July 31, 2006, to the First Lien Credit Agreement (the “First Lien Credit Agreement”) dated as of April 1, 2005, as amended, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Issuing Lender, and Wells Fargo Foothill, Inc., as Collateral Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)

10.2	—	Amendment No. 6, dated as of July 31, 2006, to the Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of April 1, 2005, as amended, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent, Paying Agent, Fronting Bank and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)

10.3	—	Contractor Services Agreement dated September 11, 2006 by and among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Charles A. Blixt (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 14, 2006)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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