Form 10-Q
period 2004-10-31
KRISPY KREME DOUGHNUTS INC
filed 2007-01-29
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
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
(336) 725-2981
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Number of shares of Common Stock, no par value, outstanding as of December 31, 2006: 62,672,994.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. Fiscal 2004 and fiscal 2005 mean the fiscal years ended February 1, 2004 and January 30, 2005, respectively.
EXPLANATORY NOTE
     The Company filed its Annual Report on Form 10-K for fiscal 2005 (the “2005 Form 10-K”) on April 28, 2006. As more fully described in Note 2 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” in the 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations, of changes in shareholders’ equity and of cash flows for fiscal 2004 and fiscal 2003. Certain restatement adjustments affected periods prior to fiscal 2003. The effect of those restatement adjustments on years prior to fiscal 2003 were reflected as an adjustment to the opening balance of retained earnings as of February 4, 2002, the first day of fiscal 2003.
     In addition, as disclosed in the 2005 Form 10-K in Note 25 to the consolidated financial statements, certain restatement adjustments affected interim financial information for fiscal 2005 and fiscal 2004 previously filed on Form 10-Q (with respect to the first and second quarters of fiscal 2005 and the first three quarters of fiscal 2004) and on Form 8-K (with respect to the third quarter of fiscal 2005, which ended on October 31, 2004). Such restatement adjustments were reflected in the unaudited selected quarterly financial data appearing in the 2005 Form 10-K. The Company had not filed a Quarterly Report on Form 10-Q for the three months ended October 31, 2004 prior to filing this report in January 2007.
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
     The financial information contained herein is as of October 31, 2004. The Company has filed the following reports for periods subsequent to that date: the 2005 Form 10-K, the Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (the “2006 Form 10-K”) and the Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2007, to which readers are directed for further information.
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

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	February 1,	October 31,
	2004	2004
	(In thousands)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,029	$17,335
Accounts receivable, less allowance for doubtful accounts of $1,265 at February 1, 2004 and $3,830 at October 31, 2004	44,824	41,791
Accounts receivable — related parties	17,835	15,019
Other receivables	2,514	6,245
Notes receivable — related parties	435	5,482
Inventories	29,821	33,250
Prepaid expenses and other current assets	5,659	8,290
Income taxes refundable	7,973	7,494
Deferred income taxes	7,405	1,520

Total current assets	137,495	136,426
Property and equipment	287,492	326,372
Long-term notes receivable — related parties	6,561	2,042
Investments in and advances to equity method franchisees	14,584	5,925
Goodwill and other intangible assets	197,162	34,385
Deferred income taxes	2,941	—
Other assets	10,368	10,787

Total assets	$656,603	$515,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$8,142	$23,080
Book overdraft	8,123	9,968
Accounts payable	19,107	19,458
Accrued liabilities	23,302	38,999

Total current liabilities	58,674	91,505
Long-term debt, less current maturities	137,114	118,724
Deferred income taxes	—	1,520
Other long-term obligations	22,258	25,938
Minority interests in consolidated franchisees	2,148	1,856

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 300,000 shares authorized, issued and outstanding — 61,286 at February 1, 2004 and 61,755 at October 31, 2004	294,477	295,608
Unearned compensation	(62)	(21)
Notes receivable secured by common stock	(383)	(383)
Accumulated other comprehensive income (loss)	(712)	355
Retained earnings (accumulated deficit)	143,089	(19,165)

Total shareholders’ equity	436,409	276,394

Total liabilities and shareholders’ equity	$656,603	$515,937

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
	(Restated)		(Restated)
Revenues	$164,995	$174,393	$467,087	$546,060
Operating expenses:
Direct operating expenses, exclusive of depreciation and amortization shown below	124,115	149,194	353,536	446,922
General and administrative expenses	9,278	12,518	27,877	35,566
Depreciation and amortization expense	5,641	8,554	15,701	23,325
Impairment charges and lease termination costs	—	142,657	—	150,256
Arbitration award	—	—	(525)	—

Income (loss) from operations	25,961	(138,530)	70,498	(110,009)
Interest income	218	174	651	583
Interest expense	(1,219)	(1,731)	(3,130)	(4,838)
Equity in income (losses) of equity method franchisees	(146)	190	(1,818)	(675)
Minority interests in results of consolidated franchisees	(411)	4,188	(1,565)	4,829
Other income (expense), net	(302)	(1,867)	2,055	(1,406)

Income (loss) from continuing operations before income taxes	24,101	(137,576)	66,691	(111,516)
Provision for income taxes (benefit)	9,580	(133)	26,553	9,674

Income (loss) from continuing operations	14,521	(137,443)	40,138	(121,190)
Discontinued operations, including income tax effects	(468)	(5,076)	(907)	(39,833)

Income (loss) before cumulative effect of change in accounting principle	14,053	(142,519)	39,231	(161,023)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(1,231)

Net income (loss)	$14,053	$(142,519)	$39,231	$(162,254)

Earnings (loss) per common share — basic
Income (loss) from continuing operations	$0.24	$(2.23)	$0.69	$(1.97)
Discontinued operations	(0.01)	(0.08)	(0.02)	(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss)	$0.23	$(2.31)	$0.67	$(2.63)

Earnings (loss) per common share — diluted
Income (loss) from continuing operations	$0.23	$(2.23)	$0.65	$(1.97)
Discontinued operations	(0.01)	(0.08)	(0.02)	(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss)	$0.22	$(2.31)	$0.63	$(2.63)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 2, 2003	October 31, 2004
	(In thousands)
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$39,231	$(162,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,999	23,373
Deferred income taxes	(3,786)	4,337
Impairment charges	—	182,914
Cumulative effect of change in accounting principle	—	1,231
Deferred rent expense	874	1,007
Gain on disposal of property and equipment	(2,055)	(587)
Share-based compensation	112	41
Provision for doubtful accounts	629	2,940
Tax benefit from exercise of nonqualified stock options	34,514	—
Amortization of deferred financing costs	10	175
Minority interests in results of consolidated franchisees	1,565	(4,829)
Equity in losses of equity method franchisees	1,818	675
Cash distributions from equity method franchisees	1,051	1,497
Other	(72)	(674)
Change in assets and liabilities:
Receivables	(10,801)	(9,920)
Inventories	(5,291)	(2,762)
Prepaid expenses and other current assets	(1,556)	269
Income taxes	(1,799)	6,826
Accounts payable and accrued expenses	(7,619)	16,438
Other long-term obligations	1,708	4,573

Net cash provided by operating activities	64,532	65,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,961)	(61,136)
Proceeds from sales of assets leased back	—	16,698
Proceeds from other disposals of property and equipment	158	1,684
Acquisition of franchise markets, net of cash acquired	(103,110)	(3,618)
Acquisition of Montana Mills, net of cash acquired	4,052	—
Investments in and advances to equity method franchisees	(7,959)	(2,401)
Purchases of investments	(6,000)	—
Proceeds from sales of investments	33,136	—
Issuance of notes receivable	(6,633)	(724)
Collection of notes receivable	4,294	4,139
(Increase) decrease in other assets	(1,708)	212

Net cash used for investing activities	(134,731)	(45,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18,092	1,172
Proceeds from exercise of warrants	4	—
Issuance of short-term debt	55,000	—
Repayment of short-term debt	(57,684)	—
Issuance of long-term debt	38,240	12,164
Repayment of long-term debt	(48,649)	(43,368)
Net borrowings from revolving lines of credit	71,712	1,092
Issuance of short-term debt — related party	2,350	—
Debt issue costs	(837)	(97)
Net change in book overdraft	(279)	1,845
Cash received from (paid to) minority interests	(666)	22

Net cash provided by (used for) financing activities	77,283	(27,170)

Effect of exchange rate changes on cash	—	135

Cash balances of subsidiaries at date of consolidation	—	3,217

Net increase (decrease) in cash and cash equivalents	7,084	(3,694)
Cash and cash equivalents at beginning of period	32,023	21,029

Cash and cash equivalents at end of period	$39,107	$17,335

Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$2,683	$3,811
Issuance of shares in conjunction with acquisitions	57,785	—
Issuance of promissory notes in connection with acquisition of franchise market	11,286	—
Receipt of promissory notes in connection with sale of assets	3,551	—
Issuance of restricted common shares	10	—
The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					other	Retained
					comprehensive	earnings
	Common	Common	Unearned	Notes	income	(accumulated
	shares	stock	compensation	receivable	(loss)	deficit)	Total
	(In thousands)
Balance at February 2, 2003 (restated)	56,295	$173,112	$(119)	$(558)	$(1,522)	$94,526	$265,439
Comprehensive income (loss):
Net income for the nine months ended November 2, 2003 (restated)						39,231	39,231
Unrealized holding loss, net of tax benefit of $71					(113)		(113)
Foreign currency translation adjustment, net of income taxes of $15					469		469
Unrealized gain from cash flow hedge, net of income taxes of $129					249		249

Total comprehensive income (restated)							39,836
Exercise of stock options	2,993	55,729					55,729
Exercise of warrants		4					4
Issuance of shares in conjunction with acquisition of business	1,247	39,245					39,245
Issuance of shares in conjunction with acquisition of franchise market	444	18,540					18,540
Issuance of restricted shares		10	(10)				—
Amortization of restricted shares			50				50

Balance at November 2, 2003 (restated)	60,979	$286,640	$(79)	$(558)	$(917)	$133,757	$418,843

Balance at February 1, 2004 (restated)	61,286	$294,477	$(62)	$(383)	$(712)	$143,089	$436,409
Comprehensive income (loss):
Net loss for the nine months ended October 31, 2004						(162,254)	(162,254)
Foreign currency translation adjustment, net of income taxes of $583					854		854
Unrealized gain from cash flow hedge, net of income taxes of $140					213		213

Total comprehensive (loss)							(161,187)
Exercise of stock options	471	1,172					1,172
Amortization of restricted shares			41				41
Cancellation of restricted shares	(2)	(41)					(41)

Balance at October 31, 2004	61,755	$295,608	$(21)	$(383)	$355	$(19,165)	$276,394

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Overview
Restatement of Financial Statements
     In its 2005 Form 10-K, the Company restated its consolidated balance sheet as of February 1, 2004 (the last day of fiscal 2004) and its consolidated statements of operations for fiscal 2003, fiscal 2004 and the first three quarters of fiscal 2005. The restatement adjustments corrected certain historical accounting policies to conform those policies to generally accepted accounting principles (“GAAP”) and corrected errors made in the application of GAAP. See Notes 2 and 25 to the consolidated financial statements included in the 2005 Form 10-K for a description of the restatement adjustments, together with reconciliations of revenues, operating income and net income for the first, second and third quarters of fiscal 2004 and 2005 as originally reported with the comparable amounts as restated. The Company reported its results of operations for the three months ended October 31, 2004 in a Current Report on Form 8-K in November 2004, but had not filed a Quarterly Report on Form 10-Q for such period prior to filing this report in January 2007.
Updated financial information
     The financial information contained herein is as of October 31, 2004. The Company has filed the following reports for periods subsequent to that date: the 2005 Form 10-K, the 2006 Form 10-K and the Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2007, to which readers are directed for further information. Some of the more significant matters discussed in such reports are described below.
     The Company incurred a net loss of $198.3 million in fiscal 2005 and $135.8 million in fiscal 2006. These losses reflect impairment and lease termination costs of $197.0 million in fiscal 2005 and $55.1 million in fiscal 2006. Fiscal 2006 results also reflect a non-cash charge of $35.8 million for the anticipated settlement of certain litigation described in Note 5. Cash provided by operating activities declined from $84.9 million in fiscal 2005 to $1.9 million in fiscal 2006.
     Beginning in fiscal 2005, the Company experienced initially a slowing in the rate of growth in sales in its Company Stores segment, followed by declines in sales compared to the prior periods. The Company’s Franchise and KKM&D segments experienced revenue trends similar to those experienced in the Company Stores segment. These sales declines continued in the first nine months of fiscal 2007. While total revenues declined in the first nine months of fiscal 2007, average weekly sales per Company store increased compared to the first nine months of fiscal 2006.
     Investigations of the Company have been initiated by the Securities and Exchange (the “Commission”) and the United States Attorney for the Southern District of New York, and other litigation and investigations are pending as described in Note 5. In October 2004, the Company’s Board of Directors elected two new independent directors and appointed them the members of a Special Committee to investigate the matters raised by the Commission, the allegations in certain litigation, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.
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
     The Company has undertaken a number of initiatives designed to improve the Company’s operating results and financial position. Such initiatives include closing a substantial number of underperforming stores, reducing corporate overhead and other costs to bring them more in line with the Company’s current level of operations, recruiting new management personnel for certain positions, obtaining the new Secured Credit Facilities described in Note 5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2006, restructuring certain financial arrangements associated with franchisees in which the Company has an ownership interest and with respect to which the Company has financial guarantee obligations, and selling certain non-strategic assets.

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
     The Company’s principal source of external financing is the Secured Credit Facilities obtained in April 2005 to replace the Credit Facility described in Note 4. The Secured Credit Facilities contain significant financial and other covenants which, among other things, limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5 to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2006. Failure to generate sufficient earnings to comply with these financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities, and the Company’s ability to access additional borrowings under the facilities would be restricted.
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
Significant Accounting Policies
     Basis of Presentation. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Reports on Form 10-K for the years ended January 30, 2005 and January 29, 2006. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Reports, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 1, 2004 were derived from the Company’s audited financial statements, but do not include all disclosures required by generally accepted accounting principles.
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
     As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries,” the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. As of October 31, 2004, these entities include Glazed Investments, LLC (“Glazed Investments”) and Freedom Rings, LLC (“Freedom Rings”), franchisees of the Company, because the Company’s ownership interests in these entities enable the Company to exercise voting control over them.
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
     The following table sets forth amounts used in the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands)
	(restated)		(restated)
Numerator: Income (loss) from continuing operations	$14,521	$(137,443)	$40,138	$(121,190)

Denominator:
Basic earnings per share-weighted average shares outstanding	60,173	61,753	58,543	61,582
Effect of dilutive securities:
Stock options	2,960	—	3,429	—
Restricted stock	3	—	3	—

Diluted earnings per share-weighted average shares outstanding	63,136	61,753	61,975	61,582

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and nine months ended October 31, 2004 because the Company incurred a loss from continuing operations for these periods and their inclusion would be antidilutive to the loss per common share from continuing operations.
     STOCK-BASED COMPENSATION. The Financial Accounting Standards Board (“FASB”) has adopted Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“FAS 123”), which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. For periods covered by this report, the Company has elected to continue use of the APB 25 intrinsic value method of accounting for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123, the Company’s losses would have been affected as set forth in the table below:

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
	(restated)		(restated)
Net income (loss), as reported	$14,053	$(142,519)	$39,231	$(162,254)
Add: stock-based expense charged to earnings	33	10	112	41
Deduct: stock-based compensation expense determined under fair value method for all awards	(1,662)	(8,015)	(7,408)	(13,877)

Pro forma net income (loss)	$12,424	$(150,524)	$31,935	$(176,090)

Earnings (loss) per share:
Reported earnings (loss) per share — Basic	$0.23	$(2.31)	$0.67	$(2.63)
Pro forma earnings (loss) per share — Basic	$0.21	$(2.44)	$0.55	$(2.86)
Reported earnings (loss) per share — Diluted	$0.22	$(2.31)	$0.63	$(2.63)
Pro forma earnings (loss) per share — Diluted	$0.20	$(2.44)	$0.52	$(2.86)
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
     In February 2005, the Emerging Issues Task Force reached a consensus in Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. The Company adopted EITF 030-13 in fiscal 2006, but adoption had no effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company adopted the provisions of FAS 123(R) using the modified prospective transition method, the Black-Scholes option pricing model and an attribution method which recognizes the fair value of awards in earnings on a straight-line basis over the vesting period of the award. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, requires a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. Pro forma net income and earnings per share amounts for the three months and nine months ended November 2, 2003 and October 31, 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-based compensation” above.
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
Note 2 — Inventories
     The components of inventories are as follows:

	February 1,	October 31,
	2004	2004
	(In thousands)
	(restated)
Raw materials	$8,731	$9,169
Work in progress	84	100
Finished goods	7,699	9,007
Purchased merchandise	13,190	14,831
Manufacturing supplies	117	143

	$29,821	$33,250

Note 3 — Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	February 1,	October 31,
	2004	2004
	(In thousands)
	(restated)
Indefinite-lived intangible assets:
Goodwill (by segment):
Company Stores	$139,386	$8,983
Franchise	23,496	23,496
KKM&D	213	213
Montana Mills	19,664	—

	182,759	32,692
Reacquired franchise rights associated with Company Stores	2,120	1,520
Trademarks and trade names associated with Montana Mills	11,300	—

	196,179	34,212

Definite-lived intangible assets:
Recipes	983	173

	$197,162	$34,385

     As more fully described in Note 6, the Company’s impairment testing of goodwill and reacquired franchise rights resulted in a charge of approximately $131.6 million in the three months ended October 31, 2004 to reduce the carrying value of goodwill associated with certain reporting units within the Company Stores business segment to its estimated fair value, and charges of approximately $600,000 to reduce the carrying value of reacquired franchise rights associated with certain reporting units within the Company Stores segment to their estimated fair value. The impairment charges reflect the substantial decline in operating income in 2005 within the Company Stores business segment. In addition, the Company wrote off approximately $31.8 million of goodwill and other intangibles in the first quarter of fiscal 2005 in connection with its decision to exit the Montana Mills business, as described in Note 9.
Note 4 — Long Term Debt
     Long-term debt and capital lease obligations consist of the following:

	February 1,	October 31,
	2004	2004
	(In thousands)
	(restated)
Krispy Kreme Doughnut Corporation:
$119.3 million revolving line of credit	$87,000	$62,000
$30.7 million term loan	30,113	28,875
Capital lease obligations	7,339	7,776

	124,452	98,651

Glazed Investments:
$12 million credit facility	6,330	7,301
Real estate and equipment loans	14,319	6,525
Capital lease obligations
Subordinated notes	136	136

	20,785	13,962

New England Dough:
$14.4 million term loans	—	13,727
$12 million revolving line of credit	—	1,092

	—	14,819

KremeKo:
Credit facility	—	11,789
Building and equipment loans	—	2,180
Capital lease obligations	—	403

	—	14,372

Montana Mills	19	—

	145,256	141,804
Less: current maturities	(8,142)	(23,080)

	$137,114	$118,724

     The following sets forth a description of certain long term debt as it existed at October 31, 2004. Subsequent to October 31, 2004, substantially all of the debt described below was refinanced or discharged, as described below and in Note 6 to the consolidated financial statements included in the 2006 Form 10-K.
$150 Million Credit Agreement
     On October 31, 2003, the Company entered into a $150,000,000 unsecured bank credit facility (“Credit Facility”) to refinance certain existing debt and increase borrowing availability for general working capital purposes and other financing and investing activities. The Credit Facility consists of a $119.3 million revolving credit facility (the “Revolver”) and a $30.7 million term loan (the “Term Loan”). Initial borrowings under the Revolver were used to repay amounts outstanding, including interest, under a $55 million short-term promissory note entered into during June 2003 to finance, in part, an acquisition and to make loans to two Consolidated Franchisees to enable them to repay certain bank debt. Borrowings under the Term Loan were used to refinance an existing term loan (the “$33 Million Term Loan”) entered into to fund the initial purchase and completion of a mix and distribution facility.
     The amount available under the Revolver is reduced by letters of credit and was $48.4 million at October 31, 2004. Outstanding letters of credit, issued primarily for insurance purposes, totalled $8.9 million at October 31, 2004.
     Under the Credit Facility, the Company may prepay amounts outstanding without penalty. Amounts outstanding under the Revolver are due in full on October 31, 2007, when the Credit Facility terminates. The Term Loan requires monthly payments of principal of $137,500 through October 31, 2007, at which time a final payment of all outstanding principal and accrued interest will be due. Interest on amounts outstanding under the Revolver generally is payable quarterly and interest on the Term Loan is payable monthly and accrues at either the Base Rate, as defined within the Credit Facility agreement, plus an Applicable Margin, as defined, or Adjusted LIBOR, as defined, plus an Applicable Margin, at the Company’s election. The Applicable Margin ranges from 0.0% to 0.75% for Base Rate borrowings and from 1.0% to 2.0% for Adjusted LIBOR borrowings and is determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility. The interest rate applicable at October 31, 2004 was 2.93% on the Revolver and 3.09% on the Term Loan. A fee on the unused portion of the Revolver is payable quarterly and ranges from 0.20% to 0.375%, which is also determined based upon the Company’s performance under certain financial covenants contained in the Credit Facility.
     The Company is counterparty to an interest rate swap agreement with a bank, which was initially entered into in May 2002 to convert variable rate payments due under the $33 Million Term Loan to fixed amounts, thereby hedging against the impact of interest rate changes on future interest expense. The Company formally documents all hedging instruments and assesses, both at inception of the contract and on an ongoing basis, whether they are effective in offsetting changes in cash flows of the hedged transaction. The swap had an initial notional amount of $33 million. The notional amount declines by $137,500 each month, originally to correspond with the reduction in principal of the $33 Million Term Loan and now to correspond with the reduction in principal of the Term Loan. The notional amount of the swap at October 31, 2004 was $28.9 million. Under the terms of the swap, the Company makes fixed rate payments to the counterparty of 5.09% and receives payments at one-month LIBOR. Monthly payments continue until the swap terminates on May 1, 2007. At February 1 and October 31, 2004, the fair value carrying amount of the swap was a liability of $2,160,000 and $1,470,000, respectively.
     The Credit Facility contains provisions which, among other things, restrict the payment of dividends and require the Company to maintain compliance with certain covenants, including the maintenance of certain financial ratios. At October 31, 2004, the Company was in compliance with these covenants.
     On April 1, 2005, the Company closed the Secured Credit Facilities described in Note 6 to the consolidated financial statements included in the 2006 Form 10-K, and used a portion of the initial borrowings thereunder to repay all outstanding borrowings under the Credit Facility, which was then retired.
Consolidated Franchisees
     Each of Glazed Investments, New England Dough and KremeKo had various credit facilities to fund their operations and capital expenditures. Those credit facilities bore interest at floating rates and contained various financial and other covenants. Amounts outstanding those facilities were repaid or discharged subsequent to October 31, 2004 as described below and in Note 6 to the consolidated financial statements included in the 2006 Form 10-K.

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
     On February 3, 2006, Glazed Investments filed for bankruptcy protection. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of a portion of such indebtedness.
Note 5 — Commitments and Contingencies
     In May 2004, a number of purported class action lawsuits alleging violations of the federal securities laws were commenced against the Company and certain of its officers and directors in federal court in North Carolina. Subsequently, the Commission began an informal inquiry concerning the Company, and the Company received requests for information from the Commission’s Division of Corporation Finance, primarily directed at its franchise reacquisitions. In August 2004, the Company’s Audit Committee engaged independent counsel to investigate a matter relating to a 2004 franchise reacquisition and to perform certain additional procedures requested by the Company’s independent auditors. In September 2004, a shareholder derivative lawsuit was filed in federal court in North Carolina against certain current and former officers and directors of the Company and certain former franchisees who had sold their franchises to the Company; additional derivative lawsuits were filed in North Carolina state court in November 2004 and January 2005, and these were consolidated with the federal derivative case. In October 2004, the Commission notified the Company that the Commission had entered a formal order of investigation of the Company.
     Also in October 2004, the Company’s Board of Directors elected two new independent directors and appointed them the members of a Special Committee to investigate the matters raised by the Commission, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing. The Special Committee engaged its own counsel and accounting professionals to assist the Special Committee in conducting its investigation. In August 2005, the Company’s Board of Directors received the report of the Special Committee, a summary of which was filed as an exhibit to a Current Report on Form 8-K dated August 9, 2005.
     Except as disclosed below, the Company is currently not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Legal proceedings or claims commenced after October 31, 2004 but which had been resolved as of the date of the filing of this report are not described below.
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
Arbitration Award
     In March 2000, a lawsuit was filed against the Company, management and Golden Gate Doughnuts, the Company’s franchisee in Northern California, in Superior Court in the State of California. The lawsuit was filed as a result of joint venture discussions between the Company and the plaintiffs to develop the Northern California market. The plaintiffs were offered participation in the Northern California joint venture but declined. They instead brought suit contending that they had a right to a larger percentage of the joint venture and on different terms than offered by the Company. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC and the other defendants. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against the Company and Golden Gate, and entered a preliminary award against the Company and Golden Gate. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000 in May 2003. The accompanying statement of operations for the nine months ended November 2, 2003 reflects the $525,000 reversal of the accrual remaining after settlement.
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
Other Contingencies and Commitments
     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $20.8 million and $21.4 million at February 1 and October 31, 2004, respectively. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. Substantially all of the guarantees relate to Equity Method Franchisees. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.
Note 6 – Impairment Charges and Lease Termination Costs
     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands)
	(restated)		(restated)
Impairment charges:
Impairment of goodwill	$—	$131,609	$—	$131,609
Impairment of long-lived assets	—	9,331	—	15,030
Impairment of reacquired franchise rights	—	600	—	600
Other	—	7	—	556

Total impairment charges	—	141,547	—	147,795

Lease termination costs:
Provision for termination costs	—	1,025	—	2,735
Less — reversal of previously recorded deferred rent expense	—	85	—	(274)

Net provision	—	1,110	—	2,461

	$—	$142,657	$—	$150,256

     The Company’s impairment testing of goodwill and reacquired franchise rights resulted in charges of approximately $131.6 million and $600,000 in the three months ended October 31, 2004 to reduce the carrying value of goodwill and reacquired franchise rights, respectively, associated with certain reporting units within the Company Stores business segment to their estimated fair values, which the Company estimates using the present value of expected future cash flows. The impairment charges reflect the substantial decline in operating income in fiscal 2005 within the Company Stores business segment.
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
     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	Oct. 31,
	2003	2004	2003	2004
	(In thousands)
	(restated)		(restated)
Balance at beginning of period	$	$1,596	$—	$—

Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	—	812	—	2,522
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous estimates	—	197	—	197
Accretion of discount	—	16	—	16

Total provision	—	1,025	—	2,735

Payments	—	(414)	—	(528)

Balance at end of period	$—	$2,207	$—	$2,207

Note 7 – Segment Information
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
     All intercompany transactions between the KKM&D segment and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Profit from KKM&D’s sales to Company Store Operations is classified as a reduction of Company Store Operations direct operating expenses, generally based on the proportion of sales to Company Stores relative to total KKM&D sales.
     The following table presents the results of the Company’s operating segments for the three months and nine months ended November 2, 2003 and October 31, 2004. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment and lease termination costs and the arbitration award.

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands)
	(restated)		(restated)
Revenues:
Company Stores	$110,430	$128,411	$317,021	$388,247
Franchise	6,392	5,681	17,287	19,147
KKM&D	92,472	84,702	250,696	277,052
Intersegment sales eliminations	(44,299)	(44,401)	(117,917)	(138,386)

Total revenues	$164,995	$174,393	$467,087	$546,060

Operating income (loss):
Company Stores	$19,964	$8,694	$59,199	$40,029
Franchise	5,293	3,709	13,565	13,558
KKM&D	10,397	4,758	26,297	23,709
Unallocated general and administrative expenses	(9,693)	(13,034)	(29,088)	(37,049)
Impairment charges and lease termination costs	—	(142,657)	—	(150,256)
Arbitration award	—	—	525	—

Total operating income (loss)	$25,961	$(138,530)	$70,498	$(110,009)

Depreciation and amortization expense:
Company Stores	$4,408	$7,162	$12,064	$19,257
Franchise	43	43	129	129
KKM&D	775	833	2,297	2,456
Corporate administration	415	516	1,211	1,483

Total depreciation and amortization expense	$5,641	$8,554	$15,701	$23,325

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.
Note 8 – Investments in Franchisees
     Subsequent to October 31, 2004, the Company disposed of its investments in a number of its franchisees; see Note 4 and the notes entitled “Investments in Franchisees” to the consolidated financial statements included in the 2006 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended October 29, 2006.
CONSOLIDATED FRANCHISEES
     Information about the Company’s Consolidated Franchisees as of October 31, 2004 and the markets served by those franchisees is set forth below:

		Ownership %
	Geographic		Third	Loan/Lease
	Market	KKD	Parties	Guarantees
				(In thousands)
Freedom Rings, LLC	Eastern Pennsylvania,
	Delaware, Southern New
	Jersey	70.0%	30.0%	$952
Glazed Investments, LLC	Colorado, Minnesota,
	Wisconsin	85.9%	14.1%	10,315
New England Dough, LLC	Connecticut, Maine,
	Massachusetts, Rhode
	Island New Hampshire,
	Vermont	57.0%	43.0%	12,221
KremeKo, Inc	Central and Eastern Canada	40.6%	59.4%	8,601
     In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company issued two options to the minority owners of Glazed Investments, each of which required the Company to purchase, subject to certain conditions, an approximate 11% interest in Glazed Investments at the option of the minority owners. The Company recorded the option liabilities at their estimated aggregate fair value of $1.3 million as of their issuance. The first of the options became exercisable in April 2004 and was exercised in October 2004. The Company recorded a charge to earnings of approximately $400,000 to increase the option liabilities to their estimated fair value as of the exercise date; such charge is included in “Other income (expense), net” in the accompanying consolidated statement of operations for the three months ended October 31, 2004. The closing of the option exercise took place in October 2004, when the Company paid approximately $3,618,000 cash to acquire the additional 11% interest in Glazed Investments.
Equity Method Franchisees
     As of October 31, 2004, the Company was a minority investor in 13 franchisees. Investments in these franchisees have been made in the form of capital contributions and/or notes receivable. Notes receivable bear interest, payable semi-annually, at rates ranging from 9.0% to 10.0% per annum, and have maturity dates ranging from March 2011 to the dissolution of the joint venture. These investments and notes receivable are reflected in the caption “Investments in and advances to equity method franchisees” in the consolidated balance sheet.
     Information about the Company’s Equity Method Franchisees as of October 31, 2004 and the markets served by those franchisees is set forth below:

		Ownership %
			Third	Loan/Lease
	Geographic Market	KKD	Parties	Guarantees
				(In thousands)
A-OK, LLC	Arkansas, Oklahoma	30.3%	69.7%	$3,048
Amazing Glazed, LLC	Pennsylvania (Pittsburgh)	30.3%	69.7%	2,660
Amazing Hot Glazers, LLC	Pennsylvania (Erie)	33.3%	66.7%	973
Caribbean Glaze Corporation	Puerto Rico	30.0%	70.0%	—
KK-TX I, L.P	Texas (Amarillo, Lubbock)	33.3%	66.7%	1,313
KK Wyotana, LLC	Wyoming, Montana	33.3%	66.7%	—
KKNY, LLC	New York City,
	Northern New Jersey	30.3%	69.7%	—
KremeWorks, LLC	Alaska, Hawaii, Oregon,
	Washington, Western Canada	25.0%	75.0%	3,642
Krispy Kreme Australia Pty Limited	Australia/New Zealand	35.0%	65.0%	1,942
Krispy Kreme of South Florida, LLC	Southern Florida	35.3%	64.7%	6,528
Krispy Kreme U.K. Limited	United Kingdom,
	Republic of Ireland	35.1%	64.9%	859
Krispy Kreme Mexico, S. de R.L. de C.V	Mexico	30.0%	70.0%	—
Priz Doughnuts, LP	Texas (El Paso),
	Mexico (Ciudad Juarez)	33.3%	66.7%	—

Note 9 – Discontinued Operations
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
     In connection with the decision to divest Montana Mills, the Company recorded a loss from discontinued operations of $39.8 million for the nine months ended October 31, 2004. The loss includes impairment provisions totalling $35.1 million recorded to reduce the value of certain of Montana Mills assets, including goodwill, other intangible assets and property and equipment, to their estimated fair values.
     Subsequent to its decision to divest the Montana Mills business, the Company closed twelve Montana Mills locations, and in November 2004 completed the sale of its remaining assets.
     Summarized results from discontinued operations for the three months and nine months ended November 2, 2003 and October 31, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	October 31,	November 2,	October 31,
	2003	2004	2003	2004
	(In thousands)
	(restated)		(restated)
Revenues	$1,867	$853	$4,481	$3,564

Loss before income taxes, including impairment charges of $1,001 and $35,119 for the three months and nine months ended October 31, 2004, respectively	$(720)	$(1,424)	$(1,396)	$(37,626)
Provision for income taxes (benefit)	(252)	3,652	(489)	2,207

(Loss) from discontinued operations	$(468)	$(5,076)	$(907)	$(39,833)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including the Company’s Hot Original Glazed™, are made, sold and distributed and where a broad array of coffees and other beverages are offered.
     As of October 31, 2004, there were 428 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Mexico and the United Kingdom, of which 184 were owned by the Company (including 55 owned by Consolidated Franchisees) and 244 were owned by franchisees (other than Consolidated Franchisees). Of the 428 total stores, there were 392 factory stores and 36 satellites; 393 stores were located in the United States and 35 were located in other countries. Subsequent to October 31, 2004, the Company sold or otherwise disposed of a number of stores, as described the 2006 Form 10-K and the Quarterly Report on Form 10-Q for the three months ended October 29, 2006.
     Factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting stores) and off-premises sales (sales to supermarkets, convenience stores, mass merchants and other food service and institutional accounts). As of October 31, 2004, satellite stores consisted primarily of the fresh shop and kiosk formats.
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
Results of Operations
     The following table presents the Company’s operating results for the three months and nine months ended November 2, 2003 and October 31, 2004, expressed as a percentage of revenues (amounts may not add to totals due to rounding).

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 31,	Nov. 2,	Oct. 31,
	2003	2004	2003	2004
	(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	75.2	85.6	75.7	81.8
General and administrative expenses	5.6	7.2	6.0	6.5
Depreciation and amortization expense	3.4	4.9	3.4	4.3
Impairment charges and lease termination costs	—	81.8	—	27.5
Arbitration award	—	—	(0.1)	—

Operating income (loss)	15.7%	(79.4)%	15.1%	(20.1)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The number of factory stores includes commissaries but excludes satellite stores. Transferred stores for the nine months ended October 31, 2004 represent stores operated by KremeKo and New England Dough, franchisees whose financial statements were first consolidated with those of the Company as of May 2, 2004, the end of the first quarter of fiscal 2005. Transferred stores for the three months ended November 2, 2003 represent stores acquired as part of the Michigan franchise acquisition in October 2003. Transferred stores for the nine months ended November 2, 2003 principally represent stores acquired as part of the Michigan, Dallas/Shreveport and Kansas/Missouri franchise acquisitions in fiscal 2004.

	NUMBER OF FACTORY STORES (1)
	COMPANY	FRANCHISE	TOTAL
Three months ended October 31, 2004:
AUGUST 1, 2004	171	216	387
Opened	8	5	13
Closed	(4)	(4)	(8)

OCTOBER 31, 2004	175	217	392

Nine months ended October 31, 2004:
FEBRUARY 1, 2004	141	216	357
Opened	20	31	51
Closed	(10)	(6)	(16)
Transferred	24	(24)	—

OCTOBER 31, 2004	175	217	392

Three months ended November 2, 2003:
AUGUST 3, 2003	114	188	302
Opened	10	17	27
Closed	(1)	(2)	(3)
Transferred	5	(5)	—

NOVEMBER 2, 2003	128	198	326

Nine months ended November 2, 2003:
FEBRUARY 3, 2003	99	177	276
Opened	15	40	55
Closed	(2)	(3)	(5)
Transferred	16	(16)	—

NOVEMBER 2, 2003	128	198	326

(1)	Excludes satellites.
     The table below presents average weekly sales per factory store (which represents, on a company or systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores). Operating weeks represents the aggregate number of weeks in a period that factory stores were in operation.
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

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 31,	Nov. 2,	Oct. 31,
	2003	2004	2003	2004
	(In thousands, except operating weeks)
	(restated)		(restated)
Average weekly sales per factory store (1):
Company	$71.5	$56.1	$74.4	$60.8
Systemwide	$63.3	$52.6	$64.0	$56.3
Factory Store operating weeks:
Company	1,554	2,282	4,257	6,315
Systemwide	3,974	4,981	11,204	14,506

(1)	Excludes sales between company and franchise stores.
THREE MONTHS ENDED NOVEMBER 2, 2003 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2004
Overview

     Systemwide sales for the third quarter of fiscal 2005 increased 4.4% compared to the third quarter of fiscal 2004. The increase reflects a 16.9% decrease in average weekly sales per factory store and a 25.3% increase in factory store operating weeks.
     Total revenues increased 5.7% to $174.4 million for the three months ended October 31, 2004 from $165.0 million for the three months ended November 2, 2003. This increase was comprised of a 16.3% increase in Company Stores revenues to $128.4 million, an 11.1% decrease in Franchise revenues to $5.7 million, and a 16.3% decrease in KKM&D revenues to $40.3 million.
     Revenues and direct operating expenses by business segment are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation. Direct operating expenses exclude depreciation and amortization expense, indirect (unallocated) general and administrative expenses, impairment charges and lease termination costs and the arbitration award. Direct general and administrative expenses are included in direct operating expenses.

	Three Months Ended
	Nov. 2,	Oct. 31,
	2003	2004
	(In thousands)
	(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$110,430	$128,411
Franchise	6,392	5,681
KKM&D	48,173	40,301

Total revenues	$164,995	$174,393

DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$86,058	$112,555
Franchise	1,056	1,929
KKM&D	37,001	34,710

Total direct operating expenses	$124,115	$149,194

     The following table presents business segment revenues expressed as a percentage of total revenues, and business segment direct operating expenses as a percentage of business segment revenues (amounts may not add to totals due to rounding).

	Three Months Ended
	Nov. 2,	Oct. 31,
	2003	2004
	(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	66.9%	73.6%
Franchise	3.9	3.3
KKM&D	29.2	23.1

Total revenues	100.0%	100.0%

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	77.9%	87.7%
Franchise	16.5%	34.0%
KKM&D	76.8%	86.1%
Total direct operating expenses	75.2%	85.6%
Company Stores
     Company Stores Revenues. Company Stores revenues increased 16.3% to $128.4 million in the third quarter of fiscal 2005 from $110.4 million in the third quarter of fiscal 2004. Revenue growth was primarily due to sales from new stores, as well as from the inclusion of sales related to stores acquired as a result of the October 2003 acquisition of the Michigan market from a franchisee and the inclusion of sales from New England Dough and KremeKo, which were consolidated as of the end of the first quarter of fiscal 2005. Lower sales from existing stores, as well as the impact of closing ten factory stores since the end of the third quarter of fiscal 2004, all of which were closed in the current fiscal year, partially offset the increase in sales. From the end of the third quarter of fiscal 2004 through the end of the third quarter of fiscal 2005, the Company opened 33 new Company factory stores and closed ten. In addition, 24 factory stores became Company stores as a result of the consolidation of New England Dough and KremeKo as of the end of the first quarter of fiscal 2005.
     Company Stores Direct Operating Expenses. Company Stores direct operating expenses increased 30.8% to $112.6 million in the third quarter of fiscal 2005 from $86.1 million in the same quarter of fiscal 2004, and as a percentage of revenues were 87.7% in the third quarter of fiscal 2005 compared with 77.9% in the same quarter of the prior year. The increase in Company Stores direct operating expenses as a percentage of revenues was primarily due to lower average sales per location at off-premises accounts and lower on-premises sales of higher-margin products at existing stores, resulting in operating inefficiencies and lower operating leverage. In addition, the operating margins of new and acquired stores were generally lower than those of the Company’s existing store base.
Franchise
     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 11.1% to $5.7 million in the third quarter of fiscal 2005 from $6.4 million in the third quarter of fiscal 2004. The decrease in revenue reflects lower franchise fees during the fiscal 2005 quarter; franchisees opened five stores in the third quarter of fiscal 2005 compared to 17 stores in the third quarter of fiscal 2004. Franchise revenues also decreased due to reduced royalty revenue in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Increased royalties associated with new franchise stores opened since the end of the third quarter of fiscal 2004 were offset by lower sales by existing franchise stores and the impact of the consolidation of New England Dough and KremeKo, which resulted in 24 franchise stores becoming Company stores as of the end of the first quarter of fiscal 2005. Sales by franchise stores, as reported by the franchisees, were approximately $134 million in the third quarter of fiscal 2005 and approximately $141 million in the third quarter of fiscal 2004.
     Franchise Direct Operating Expenses. Franchise direct operating expenses, which exclude depreciation and amortization expense, increased to $1.9 million in the third quarter of fiscal 2005 from $1.1 million in the third quarter of fiscal 2004. As a percentage of Franchise revenues, Franchise direct operating expenses were 34.0% in the third quarter of the current year compared with 16.5% in the third quarter of the prior year. Direct operating expenses as a percentage of revenues increased as compared to the same quarter of the prior year primarily as a result of increased employee-related and other corporate expenses allocated to the segment in the current fiscal year.
KKM&D
     KKM&D Revenues. KKM&D sales to franchise stores decreased 16.3% to $40.3 million in the third quarter of fiscal 2005 from $48.2 million in the third quarter of fiscal 2004. Revenues decreased during the quarter primarily due to lower new franchise store opening activity, which resulted in lower sales of new doughnut-making and related peripheral equipment. During the third quarter of fiscal 2005, franchisees opened five stores compared to 17 stores in the third quarter of fiscal 2004. In addition, lower sales by franchise stores resulted in reduced sales of mixes, icings, fillings, other ingredients and supplies by KKM&D.
     KKM&D Direct Operating Expenses. KKM&D direct operating expenses, which exclude depreciation and amortization expense, were $34.7 million (86.1% of KKM&D revenues) in the third quarter of fiscal 2005 compared to $37.0 million (76.8% of KKM&D revenues) in the third quarter of fiscal 2004. The increase in KKM&D direct operating expenses as a percentage of revenues reflects the effects of lower sales of equipment, mix and other supplies which resulted in lower operating leverage, as well as the effects of higher fuel and transportation costs. In addition, during the third quarter of fiscal 2005 the Company recorded a provision of $2.3 million for potentially uncollectible receivables from franchisees.
General and Administrative Expenses.
     General and administrative expenses increased 34.9% to $12.5 million in the third quarter of fiscal 2005 from $9.3 million in the third quarter of fiscal 2004. General and administrative expenses as a percentage of total revenues for the third quarter of fiscal 2005 were 7.2% in fiscal 2005 compared with 5.6% in the third quarter of fiscal 2004. General and administrative expenses for the three months ended October 31, 2004 include professional fees related to the internal and external investigations and litigation described in Note 5 to the consolidated financial statements included elsewhere herein totalling approximately $2.4 million (net of estimated insurance recoveries of approximately $1.4 million).

Depreciation and Amortization Expense
     Depreciation and amortization expense increased 51.6% to $8.6 million in the third quarter of fiscal 2005 from $5.6 million in the third quarter of the prior year. The growth in depreciation and amortization expense is due primarily to capital asset additions, primarily related to the opening of new stores, including new stores opened by Consolidated Franchisees. The increase in depreciation expense in the quarter also reflects depreciation expense associated with stores in the Michigan market, which was acquired in October 2003, as well as approximately $900,000 of depreciation expense associated with stores operated by New England Dough and KremeKo, the financial statements of which were first consolidated with those of the Company as of the end of the first quarter of fiscal 2005.
Impairment Charges and Lease Termination Costs
     In the third quarter of fiscal 2005, the Company recorded impairment charges and store closing costs totalling $142.7 million. The charge consisted principally of a goodwill impairment charge of $131.6 million, charges for impairments of long-lived assets of $9.3 million and store lease termination costs of $1.1 million. The goodwill impairment charge reflects the substantial decrease in profitability of several of the reporting units comprising the Company Stores segment, while the impairments of long-lived assets and the lease termination charges generally reflect store closing decisions.
Interest Expense
     Interest expense was $1.7 million in the third quarter of fiscal 2005 compared with $1.2 million in the third quarter of fiscal 2004. Interest expense in the prior year consisted primarily of interest on the Company’s $33 Million Term Loan and interest on indebtedness of Consolidated Franchisees. Interest expense in the third quarter of fiscal 2004 also included interest on a $55.0 million short-term note entered into during the second quarter of fiscal 2004, the proceeds of which were used to partially finance an acquisition completed during that quarter. Interest expense in fiscal 2005 includes interest on the Company’s Credit Facility entered into in October 2003 as well as interest expense on indebtedness of Consolidated Franchisees. Proceeds of the Credit Facility were used primarily to repay the $55.0 million short-term note, to repay the $33 Million Term Loan, to fund the purchase and construction of a mix and distribution facility and to provide loans to certain Consolidated Franchisees to enable them to repay certain third-party debt. Interest expense in the third quarter of fiscal 2005 includes approximately $550,000 of interest on indebtedness of New England Dough and KremeKo, the financial statements of which were first consolidated with those of the Company as of the end of the first quarter of fiscal 2005.
Equity in Income (Losses) of Equity Method Franchisees
     The Company’s share of income earned by equity method franchisees totaled $190,000 in the third quarter of fiscal 2005 compared to losses of $146,000 in the third quarter of fiscal 2004. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The most significant reasons for the reduced losses were improved results at KK-TX I, L.P. and Krispy Kreme Australia Pty Limited compared to the prior year period, and the elimination of losses recognized related to KKNY, LLC because the Company’s investment in this franchisee was reduced to zero in the first quarter of fiscal 2005.
Minority Interests in Results of Consolidated Franchisees
     Minority interests in the results of operations of Consolidated Franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In the third quarter of fiscal 2005, minority investors shared in $4.2 million of the aggregate net losses incurred by Consolidated Franchisees, the substantial majority of which related to KremeKo, which incurred significant losses in the quarter, including the effects of impairment charges related to retail stores; the balance of the losses were incurred by Glazed Investments and Freedom Rings. In the third quarter of fiscal 2004, minority interests shared in $411,000 of income earned by Glazed Investments, Freedom Rings and Golden Gate Doughnuts, LLC (“Golden Gate,” the Company’s franchisee in Northern California). The Company acquired the remaining minority interest in Golden Gate at the end of fiscal 2004.
Other Income (Expense), Net
     Other expense, net, totaled $302,000 and $1.9 million for the three months ended November 2, 2003 and October 31, 2004, respectively. The most significant components of the fiscal 2005 amount were an impairment charge of approximately $1.5 million related to the Company’s investment in an Equity Method Franchisee resulting from an adverse change in the franchisee’s financial condition, and a charge of $400,000 to reflect an increase in the fair value of a written put option more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.
Provision for Income Taxes
     The provision for income taxes on continuing operations was a benefit of $133,000 in the third quarter of fiscal 2005. During the quarter, the Company established a valuation allowance with respect to the net deferred income tax assets arising through the third quarter of fiscal 2005. Establishing this allowance resulted in the Company recognizing no income tax benefit on the loss incurred during the quarter, except to the extent of the reversal of income taxes provided on continuing operations during the first two quarters of the year. Such benefit was offset by a valuation allowance established during the quarter with respect to the Company’s net deferred income tax asset as of the beginning of the fiscal year and by a provision for taxes estimated to be payable currently. The valuation allowances were recorded because management was unable to conclude, in light of the losses incurred and anticipated to be incurred by the Company, that realization of the net deferred income tax asset was more likely than not. The provision for income taxes on continuing operations in the third quarter of fiscal 2004 approximated 40% of pretax income from continuing operations, which exceeded the statutory federal income tax rate principally due to the effects of state income taxes and foreign losses for which no income tax benefit was recorded.
Discontinued Operations
     In the third quarter of fiscal 2005, the Company recorded a $5.1 million loss from discontinued operations, including an income tax provision of $3.7 million, as a result of the Company’s decision to divest the Montana Mills operations as discussed in Note 9 to the consolidated financial statements appearing elsewhere herein. The loss from discontinued operations in the quarter consists of the operating loss incurred by Montana Mills of approximately $400,000 and additional asset impairment charges and store closing costs, including severance, of $1.0 million. The income tax provision applicable to discontinued operations consists of the reversal of income tax benefits attributable to Montana Mills recorded during the first two quarters of the fiscal year and a valuation allowance recorded during the quarter equal to the net deferred income tax assets associated with Montana Mills as of the beginning of the fiscal year.
NINE MONTHS ENDED NOVEMBER 2, 2003 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2004
Overview
     Systemwide sales for the first nine months of fiscal 2005 increased 14.3% compared to the first nine months of fiscal 2004. The increase reflects a 12.0% decrease in average weekly sales per factory store and a 29.5% increase in factory store operating weeks.
     Total revenues increased 16.9% to $546.1 million for the nine months ended October 31, 2004 from $467.1 million for the nine months ended November 2, 2003. This increase was comprised of a 22.5% increase in Company Stores revenues to $388.2 million, a 10.8% increase in Franchise revenues to $19.1 million, and a 4.4% increase in KKM&D revenues to $138.7 million.
     Revenues and direct operating expenses by business segment are set forth in the table below. KKM&D revenues exclude intersegment sales eliminated in consolidation. Direct operating expenses exclude depreciation and amortization expense, indirect (unallocated) general and administrative expenses, impairment charges and lease termination costs and the arbitration award. Direct general and administrative expenses are included in direct operating expenses.

	Nine Months Ended
	Nov. 2,	Oct. 31,
	2003	2004
	(In thousands)
	(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$317,021	$388,247
Franchise	17,287	19,147
KKM&D	132,779	138,666

Total revenues	$467,087	$546,060

DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$245,758	$328,961
Franchise	3,593	5,460
KKM&D	104,185	112,501

Total direct operating expenses	$353,536	$446,922

     The following table presents business segment revenues expressed as a percentage of total revenues, and business segment direct operating expenses as percentage of business segment revenues (amounts may not add to totals due to rounding).

	Nine Months Ended
	Nov. 2,	Oct. 31,
	2003	2004
	(restated)
REVENUES BY BUSINESS SEGMENT:
Company Stores	67.9%	71.1%
Franchise	3.7	3.5
KKM&D	28.4	25.4

Total revenues	100.0%	100.0%

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	77.5%	84.7%
Franchise	20.8%	28.5%
KKM&D	78.5%	81.1%
Total direct operating expenses	75.7%	81.8%
Company Stores
     Company Stores Revenues. Company Stores revenues increased 22.5% to $388.2 million in the first nine months of fiscal 2005 from $317.0 million in the same period of fiscal 2004. Revenue growth was due to sales from new stores, as well as the inclusion of sales related to stores acquired during the first nine months of fiscal 2004 from franchisees in the Kansas, Missouri, Dallas, Louisiana and Michigan markets and the inclusion of sales from New England Dough and KremeKo, the financial statements of which were first consolidated with those of the Company as of the end of the first quarter of fiscal 2005. Lower sales from existing stores and the impact of closing ten factory stores, all of which were closed in the current fiscal year, partially offset the increase in sales.
     Company Stores Direct Operating Expenses. Company Stores direct operating expenses increased 33.9% to $329.0 million in the first nine months of fiscal 2005 from $245.8 million in the same period of fiscal 2004. Company Stores direct operating expenses as a percentage of Company Stores revenues were 84.7% in the first nine months of fiscal 2005 compared with 77.5% in the same period of the prior year. Company Stores direct operating expenses as a percentage of revenues increased during fiscal 2005 as a result of operating inefficiencies and lower operating leverage at existing stores. In addition, the operating margins of new stores, as well as stores acquired from franchisees in fiscal 2004, generally were lower than those of the Company’s existing store base.
Franchise
     Franchise Revenues. Franchise revenues increased 10.8% to $19.1 million in the first nine months of fiscal 2005 from $17.3 million in the comparable period of fiscal 2004. The growth in revenue was primarily due to the additional royalties associated with the opening of 44 new franchise stores (net of closings) since the end of the third quarter of fiscal 2004, net of the impact of the consolidation of New England Dough and KremeKo, which resulted in 24 franchise stores becoming Company stores. Sales of franchise stores, as reported by the franchisees, were approximately $432 million in the first nine months of fiscal 2005 and approximately $400 million in the first nine months of fiscal 2004.
     Franchise Direct Operating Expenses. Franchise direct operating expenses increased to $5.5 million in the first nine months of fiscal 2005 from $3.6 million in the comparable period of fiscal 2004. As a percentage of Franchise revenues, Franchise direct operating expenses were 28.5% in the first nine months of the current year compared with 20.8% in the prior year. Franchise direct operating expenses as a percentage of revenues increased during fiscal 2005 principally as a result of increased employee-related costs, primarily due to increased personnel to support the Company’s franchise programs.
    KKM&D
     KKM&D Revenues. KKM&D sales to franchise stores increased 4.4% to $138.7 million in the first nine months of fiscal 2005 from $132.8 million in the comparable period of fiscal 2004. The primary reason for the modest increase in revenues was the opening of 49 new franchise factory stores since the end of the third quarter of fiscal 2004, reduced by the impact of the transfer of 24 stores from Franchise to Company as a result of the consolidation of the financial statements of KremeKo and New England Dough at the end of the first quarter of fiscal 2005. Increased doughnut sales by franchise stores translated into additional revenues for KKM&D from sales of mixes, icings, fillings, other ingredients and supplies during the first half of the fiscal year, partially offset by moderating sales trends in the third quarter.
     KKM&D Direct Operating Expenses. KKM&D direct operating expenses, which exclude depreciation and amortization expense, were $112.5 million (81.1% of KKM&D revenues) in the first nine months of fiscal 2005 compared to $104.2 million (78.5% of KKM&D revenues) in the first nine months of fiscal 2004. KKM&D direct operating expenses for the first nine months of fiscal 2005 include a provision of $2.3 million (1.7% of KKM&D revenues) for potentially uncollectible receivables from franchisees. Other factors affecting KKM&D direct operating expenses include increased capacity utilization and resulting economies of scale during the first six months of fiscal 2005, largely offset by higher fuel and freight costs associated with distribution operations and moderating sales in the third quarter.
    General and Administrative Expenses
     General and administrative expenses increased 27.6% to $35.6 million in the first nine months of fiscal 2005 from $27.9 million in the comparable period of fiscal 2004. General and administrative expenses as a percentage of revenues for the nine months were 6.5% in fiscal 2005 compared with 6.0% in fiscal 2004. The growth in general and administrative expenses reflects increased personnel and related salary and benefit costs needed to support growth and other cost increases necessitated by the growth of the Company, as well as increased professional fees. General and administrative expenses for the nine months ended October 31, 2004 include professional fees related to the internal and external investigations and litigation described in Note 5 to the consolidated financial statements included elsewhere herein totalling approximately $2.9 million (net of estimated insurance recoveries of approximately $1.4 million).
    Depreciation and Amortization Expense
     Depreciation and amortization expense increased to $23.3 million in the first nine months of fiscal 2005 from $15.7 million in the first nine months of fiscal 2004. The growth in depreciation and amortization expense is due principally to increased capital asset additions, primarily related to new stores, including stores opened by Consolidated Franchisees, the addition of stores acquired from franchisees, and approximately $1.8 million of depreciation expense associated with stores operated by New England Dough and KremeKo, the financial statements of which were first consolidated with those of the Company as of the end of the first quarter of fiscal 2005.
    Impairment Charges and Store Closing Costs
     In the first nine months of fiscal 2005, the Company recorded impairment charges and store closing costs totalling $150.3 million. The charges consisted principally of a goodwill impairment charge of $131.6 million, charges for impairments of long-lived assets of $15.0 million and store lease termination costs of $2.5 million. The goodwill impairment charge reflects the substantial decrease the profitability of a number of the reporting units comprising the Company Stores segment, while the impairments of long-lived assets and the lease termination charges generally reflect store closing decisions.

    Arbitration Award
     In fiscal 2003, the Company recorded a charge of $9.1 million as a result of an arbitration panel’s ruling against the Company in a lawsuit, as described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company settled the award for $8.6 million in the first quarter of fiscal 2004 and reversed the remaining $525,000 accrual.
    Interest Expense
     Interest expense was $4.8 million in the first nine months of fiscal 2005 compared to $3.1 million for the comparable period of the prior year. The increase in interest expense primarily reflects interest on $55 million of indebtedness incurred in connection with the June 2003 acquisition of the Dallas/Shreveport franchise (refinanced in October 2003) as well as approximately $900,000 of interest on indebtedness of New England Dough and KremeKo, the financial statements of which were first consolidated with those of the Company as of the end of the first quarter of fiscal 2005.
    Equity in Income (Losses) of Equity Method Franchisees
     The Company’s share of losses incurred by equity method franchisees totaled $675,000 in the first nine months of fiscal 2005 compared to $1.8 million in the first nine months of fiscal 2004. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The most significant components of the reduced losses were improved results at Kremeworks compared to the prior year period, the consolidation of New England Dough and KremeKo as of the end of the first quarter of fiscal 2005, and the elimination of losses recognized related to KKNY, LLC because the Company’s investment in this franchisee was reduced to zero in the first quarter of fiscal 2005.
    Minority Interest in Results of Consolidated Franchisees
     Minority interests in the results of operations of Consolidated Franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. For the nine months ended October 31, 2004, minority investors shared in $4.8 million of the aggregate net losses by Consolidated Franchisees, the substantial majority of which related to KremeKo, which incurred significant losses in the period, including the effects of impairment charges related to retail stores. For the nine months ended November 2, 2003, minority investors shared in $1.6 million of income earned by Glazed Investments, Freedom Rings and Golden Gate. The Company acquired the remaining minority interest in Golden Gate at the end of fiscal 2004.
    Other Income (Expense), Net
     Other income, net, totaled $2.1 million for the nine months ended November 2, 2003. The most significant component of the amount was a gain of $2.7 million recorded in the first quarter of fiscal 2004 on the sale to a franchisee of three stores in South Florida. Other expense, net, totaled $1.4 million for the nine months ended October 31, 2004. The most significant components of the amount were an impairment charge of approximately $1.5 million related to the Company’s investment in an Equity Method Franchisee resulting from an adverse change in the franchisee’s financial condition, and a charge of $400,000 to reflect an increase in the fair value of a written put option more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.
     Provision for Income Taxes
     The provision for income taxes on continuing operations was $9.7 million for the first nine months of fiscal 2005. The income tax provision for the period consists principally of a valuation allowance recorded in the third quarter with respect to the Company’s net deferred income tax asset as of February 1, 2004. The Company also recorded a valuation allowance for the additional net deferred income tax assets arising during the first nine months of fiscal 2005, which resulted in the Company recognizing no income tax benefit on the loss resulting from year-to-date fiscal 2005 operations. The valuation allowances were recorded because management was unable to conclude, in light of the losses incurred and anticipated to be incurred by the Company, that realization of the net deferred income tax asset was more likely than not. The provision for income taxes on continuing operations for the first nine months of fiscal 2004 approximated 40% of pretax income from continuing operations, which exceeds the statutory federal income tax rate principally due to the effects of state income taxes and foreign losses for which no income tax benefit has been recorded.
    Discontinued Operations
     In the first nine months of fiscal 2005, the Company recorded a $39.8 million loss from discontinued operations, including income taxes of $2.2 million, as a result of the decision to divest the Montana Mills operation, as more fully described in Note 9 to the consolidated financial statements appearing elsewhere herein. The loss from discontinued operations includes the operating loss incurred by Montana Mills for the first nine months of fiscal 2005 of $1.9 million and impairment charges and store closing costs of $35.7 million. The impairment charges and store closing costs consist of the write-off of goodwill recorded in connection with the acquisition of $19.7 million, the write-off of amounts recorded as the value of trademarks and trade names and recipes acquired of $12.1 million, provisions totalling $3.4 million to reduce the carrying amount of other Montana Mills’ assets and liabilities, primarily property and equipment, to their estimated recoverable value and severance and costs to exit leases for certain closed locations of approximately $0.6 million. The income tax provision applicable to discontinued operations consists of a valuation allowance established during the period equal to the net deferred income tax assets associated with Montana Mills as of the beginning of the fiscal year.
Liquidity and Capital Resources
     The Company funded its capital requirements for the first nine months of fiscal 2005 primarily through cash flow generated from operations, the use of existing cash and, in the case of certain Consolidated Franchisees, through borrowings under various financing arrangements, including revolving lines of credit and long term debt. In addition, in July 2004, Glazed Investments completed a transaction in which property related to six stores was sold and simultaneously leased back from the acquirer. Glazed Investments used the proceeds of the sale to repay debt associated with the properties, with the remaining funds used primarily to repay certain loans provided to Glazed by the Company.
    Cash Flow from Operating Activities
     Net cash provided by operating activities was $65.3 million in the first nine months of fiscal 2005 and $64.5 million in the comparable period of fiscal 2004. Cash provided by operating activities in the fiscal 2004 period included tax benefits of $34.5 million resulting from the exercise of stock options and the use of $8.6 million of cash to settle an arbitration award. Cash provided by operating activities in the fiscal 2005 period reflects approximately $6.8 million of net income tax refunds as well as an increase in accrued liabilities of approximately $16 million. Accrued liabilities increased as a result of additional employee-related accruals, principally incentive compensation accruals and increased accruals for employee benefit costs, including accruals for self-insurance claims. The growth in employee benefit costs was primarily due to increased headcount resulting from the growth in Company stores and other increases in personnel to support the growth in the business. Also contributing to the increase in accrued liabilities were accruals associated with professional fees related to the internal and external investigations and litigation described in Note 5 to the consolidated financial statements included elsewhere herein.
    Cash Flow from Investing Activities
     Net cash used for investing activities was $45.1 million in the first nine months of fiscal 2005 and $134.7 million in the first nine months of fiscal 2004. Investing activities in the first nine months of fiscal 2005 consisted principally of $61.1 million in capital expenditures for property and equipment for store development, partially offset by proceeds from the sale of property and equipment, principally in connection with the sale and leaseback of property by Glazed Investments. In addition, the Company used $3.6 million in cash to acquire an additional approximate 11% interest in Glazed Investments as a result of the exercise by certain members of Glazed Investments’ management of an option they held to sell this interest to the Company, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. Fiscal 2004 investing activities included capital expenditures for property and equipment of $51.0 million, the use of $103.1 million in cash to acquire the businesses of certain of the Company’s franchisees and net sales of investments of $27.1 million.
    Cash Flow from Financing Activities
     Net cash used for financing activities was $27.2 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2004, cash provided by financing activities was $77.3 million. In the third quarter of fiscal 2004, the Company entered into a $150 million Credit Facility consisting of a Revolver and a Term Loan. Initial borrowings on the Revolver of $79.0 million were used to pay amounts outstanding under a short-term promissory note entered into to partially finance an acquisition and to repay certain outstanding borrowings of Consolidated Franchisees. The Company used the proceeds from the Term Loan to repay an existing term loan. Financing activities in the first nine months of fiscal 2005 consisted principally of repayment of borrowings under the Revolver as well as repayments by Consolidated Franchisees of long-term debt, including debt repaid by Glazed Investments in connection with a sale-leaseback transaction. Partially offsetting this activity in fiscal 2005 were new borrowings of long-term debt by Consolidated Franchisees, primarily New England Dough. Financing activities in fiscal 2005 and fiscal 2004 also include the proceeds received from the exercise of stock options, which amounted to $1.2 million and $18.1 million, respectively.

Updated financial information
     See Note 1 to the consolidated financial statements appearing elsewhere herein for information concerning changes in the Company’s business since October 31, 2004 and periodic reports filed by the Company with the Securities and Exchange Commission with respect to periods ended after that date.
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
     In February 2005, the Emerging Issues Task Force reached a consensus in Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. These evaluations affect the determination of whether the results of operations of a disposed component are reported as discontinued operations. The Company adopted EITF 030-13 in fiscal 2006, but adoption had no effect on the Company’s consolidated financial statements.
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment (“SBP”) awards. The new standard supersedes the Company’s current accounting under APB 25 and will require the Company to recognize compensation expense for all SBP awards based on fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of FAS 123(R). Beginning in the first quarter of fiscal 2007, the Company adopted the provisions of FAS 123(R) using the modified prospective transition method, the Black-Scholes option pricing model and an attribution method which recognizes the fair value of awards in earnings on a straight-line basis over the vesting period of the award. Under the new standard, the Company’s estimate of the fair value of SBP awards, and therefore compensation expense, requires a number of complex and subjective assumptions, including the Company’s stock price volatility, employee exercise patterns influencing the expected life of the options, future forfeitures and related tax effects. Pro forma net income and earnings per share amounts for the three months and nine months ended November 2, 2003 and October 31, 2004, computed as if the Company had used a fair-value based method similar to the methods required under FAS 123(R) to measure compensation expense for employee stock-based compensation awards, are set forth under “Stock-based compensation” in Note 1 to the consolidated financial statements appearing elsewhere herein.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk from increases in interest rates on its outstanding debt, substantially all of which bears interest at variable rates. The Company’s Consolidated Franchisees are parties to various debt agreements used to finance store development and working capital needs, substantially all of which bear interest at floating rates. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations.
     As of October 31, 2004, the Company had approximately $98.7 million in cash borrowings (excluding indebtedness of Consolidated Franchisees), and was party to an interest rate swap agreement which fixes the rate of interest on $28.9 million of this indebtedness, leaving approximately $69.8 million of indebtedness bearing interest at floating rates. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $700,000, after giving effect to additional payments due to the Company from the interest rate swap agreement.
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
     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of October 31, 2004, all of which mature in fiscal 2006, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract	Contract	Fair
	Contract Volume	Price	Amount	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	480,000 bushels	$3.72/bushel	$1,786	$10
Soybean oil	12,900,000 lbs.	$0.21/lb.	2,709	60

				$70

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosures Control and Procedures
     As of October 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2005 Form 10-K and 2006 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2004, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
     As more fully set forth in Item 9A, “Controls and Procedures,” of the 2005 Form 10-K and the 2006 Form 10-K, management concluded that the Company’s internal control over financial reporting was not effective as of January 30, 2005 or January 29, 2006 because of the existence at those dates of material weaknesses in internal controls. During the quarter ended October 31, 2004, there were no material changes in the Company’s system of internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
     From time to time the Company is subject to claims and suits arising in the course of business. The Company maintains customary insurance policies against claims and suits which arise in the course of business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.
     Except as disclosed below, the Company is currently not aware of any legal proceedings or claims that the Company believes could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or results of operations. Legal proceedings or claims commenced after October 31, 2004 but which had been resolved as of the date of the filing of this report are not described below.
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
Arbitration Award
     In March 2000, a lawsuit was filed against the Company, management and Golden Gate Doughnuts, the Company’s franchisee in Northern California, in Superior Court in the State of California. The lawsuit was filed as a result of joint venture discussions between the Company and the plaintiffs to develop the Northern California market. The plaintiffs were offered participation in the Northern California joint venture but declined. They instead brought suit contending that they had a right to a larger percentage of the joint venture and on different terms than offered by the Company. The plaintiffs alleged, among other things, breach of contract and sought compensation for damages and punitive damages. In September 2000, after the case was transferred to Sacramento Superior Court, that court granted the motion to compel arbitration of the action and stay the lawsuit pending the outcome of arbitration. In October 2001, after an appeal to the California appellate courts, plaintiffs filed a demand for arbitration with the American Arbitration Association against KKDC and the other defendants. In February 2003, after an extended series of arbitration hearings, the Arbitration Panel dismissed all claims against all parties, except the claim for breach of contract against the Company and Golden Gate and entered a preliminary award against the Company and Golden Gate. The Company accrued a provision of $9,075,000 in fiscal 2003, which consisted of the preliminary award and an estimate of the anticipated award of legal fees and other costs. After further negotiations, all claims were settled for $8,550,000 in May 2003.
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

Krispy Kreme Doughnuts, Inc.
Date: January 29, 2007	By:	/s/ Daryl G. Brewster
	Name:	Daryl G. Brewster
	Title:	Chief Executive Officer

Date: January 29, 2007	By:	/s/ Michael C. Phalen
	Name:	Michael C. Phalen
	Title:	Chief Financial Officer