Form 10-K
period 2007-01-28
KRISPY KREME DOUGHNUTS INC
filed 2007-04-12
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16485

KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2169715
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
370 Knollwood Street,	27103
Winston-Salem, North Carolina	(Zip Code)
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

Number of shares of Common Stock, no par value, outstanding as of March 23, 2007: 64,648,392.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Shareholders to be held on June 4, 2007 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007 and fiscal 2008 mean the fiscal years ended February 2, 2003, February 1, 2004, January 30, 2005, January 29, 2006, January 28, 2007 and February 3, 2008, respectively.

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

  potential indemnification obligations and limitations of our director and officer liability insurance;

  material weaknesses in our internal control over financial reporting;

  our ability to implement remedial measures necessary to improve our processes and procedures;

  the quality of franchise store operations;

  our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

  disputes with our franchisees;

  our ability to implement our international growth strategy;

  currency, economic, political and other risks associated with our international operations;

  the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

  compliance with government regulations relating to food products and franchising;

  our relationships with wholesale customers;

  our ability to protect our trademarks;

  risks associated with our high levels of indebtedness;

  restrictions on our operations contained in our senior secured credit facilities;

  changes in customer preferences and perceptions;

  significant changes in our management;

  risks associated with competition; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission.

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

     As of January 28, 2007, there were 395 Krispy Kreme stores operated systemwide in 40 U.S. states, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, South Korea and the United Kingdom, of which 113 were owned by us and 282 were owned by franchisees. Of the 395 total stores, there were 296 factory stores and 99 satellites. Of the 296 Krispy Kreme factory stores in operation at January 28, 2007, 239 were located in the United States.

     Factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting our factory and satellite stores) and off-premises sales (sales to convenience stores, grocery stores/mass merchants and other food service and institutional accounts) as described further under “Business Operations — Company Stores.” Satellite stores consist primarily of the fresh shop, kiosk and hot shop store formats. Hot shop stores contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosk locations do not contain doughnut heating technology.

Business Operations

     We generate revenues from three distinct sources: company stores, which we refer to as Company Stores; franchise fees and royalties from our franchise stores, which we refer to as Franchise; and a vertically integrated supply chain, which we refer to as KK Supply Chain. Company Stores, Franchise and KK Supply Chain comprise our three reportable segments under generally accepted accounting principles (“GAAP”).

     Company Stores. The principal source of revenue for our stores is the production and distribution of doughnuts. Our factory stores are both retail outlets and wholesale producers of our doughnuts and, as a result, can sell their products through multiple channels.

  On-premises sales. On-premises sales consist of sales to customers visiting our factory and satellite stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. Each of our factory stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature Hot Original GlazedTM. We also sell beverages, including drip coffees, espresso-based coffees, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages, as well as collectible memorabilia such as tee shirts, sweatshirts and hats. The majority of the sales by our international stores are on-premises.

  Off-premises sales. In addition to on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. Off-premises sales consist of sales of fresh doughnuts, primarily on a branded basis (i.e., bearing the Krispy Kreme brand name), to a variety of retail customers, such as convenience stores, grocery stores/mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves. In addition, we have recently begun selling branded packaged coffee and other products to select convenience stores, supermarkets and mass merchants.

These sales channels are designed to generate incremental sales, increase market penetration and brand awareness, increase consumer convenience and optimize utilization of our stores’ production capacity. We accomplish off-premises sales through our direct store delivery system, or DSD, through which we deliver fresh doughnuts, both packaged and unpackaged, to our retail customers. Our off-premises customers include Amerada Hess, BiLo/Bruno’s, Exxon/Mobil, Food Lion, Kroger, QuikTrip, Sheetz, Speedway SuperAmerica, Wal-Mart and Wilco/Hess. Our route drivers are capable of taking customer orders and delivering products directly to our customers’ retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with many large DSD customers.

     Franchise. Through our Franchise segment, we generate revenues through the collection of franchise fees and royalties. Franchisees sell their doughnuts and other products through the same channels discussed above under “— Company Stores” and, as a result, our royalty revenues are dependent on the on-premises and off-premises sales of our franchisees.

     KK Supply Chain. KK Supply Chain produces doughnut mixes and manufactures our doughnut-making equipment, which all factory stores are required to purchase. Additionally, KK Supply Chain operates three distribution centers that provide Krispy Kreme stores with supplies for the critical areas of their business. KK Supply Chain generates revenues on sales of our mixes, equipment and coffee to franchisees and supports both company and franchisee stores through product knowledge and technical skills, control of critical production and distribution processes and collective buying power.

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

     KK Supply Chain has four business units:

  Mix manufacturing. We produce all of our proprietary doughnut mixes, which our franchisees are required to purchase, for use in stores located in the United States, Canada and Mexico at our manufacturing facilities in Winston-Salem, North Carolina and Effingham, Illinois. We also ship doughnut mixes from these facilities to certain of our international franchisees. For other international franchisees, we produce a concentrate which is shipped internationally where it is then finished pursuant to the terms of agreements with contract manufacturers. We control production of this critical input in order to ensure that our products meet quality expectations. Manufacturing and selling our own mixes also allow us to capture the profit that otherwise would accrue to an outside supplier. Our mixes are produced according to our high-quality standards, which include:

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

We also sell smaller machines, which we refer to as tunnel ovens and which are used in hot shops, that are manufactured by others and that complete the final steps of the production process by preparing unglazed doughnuts for the glazing process. We also refurbish for resale used machines that we have as a result of store closings.

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

  Distribution centers. We operate three distribution centers (Winston-Salem, North Carolina, Effingham, Illinois and greater Los Angeles, California), which are capable of supplying our domestic stores and certain of our international stores with key supplies, including mixes, icings and fillings, other food ingredients, coffee, juices, signage, display cases, uniforms and various other items. Most of our domestic store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KK Supply Chain. We believe that our ability to distribute supplies to our operators produces several advantages, including:

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

  Doughnut-making theater. Our factory stores typically showcase our doughnut-making theater, which is designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness.

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

Store Format and Development

     Store Format. We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capabilities of our factory stores. As of January 28, 2007, there were 17 commissaries systemwide, 6 of which were operated by the Company. Our other factory stores generally engage in both on-premises and off-premises sales. We have begun introducing internationally, and on a test basis domestically, a retail store concept that utilizes doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.

     Satellite stores consist primarily of the hot shop, fresh shop and kiosk store formats. Hot shop stores contain tunnel oven doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain doughnut heating technology. In each of these formats, we typically sell fresh doughnuts, beverages and Krispy Kreme collectibles, and the doughnuts are supplied by nearby factory stores. Each of these formats requires less space than our traditional factory store. We began our tests of the fresh shop concept during fiscal 2004 and our tests of the hot shop store and kiosk formats in fiscal 2005. As of January 28, 2007, 43 fresh shops, 38 hot shop stores and 18 kiosks were open. We continue to view the fresh shop, hot shop store and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     Domestic Store Development. As of January 28, 2007, there were a total of 272 domestic stores, of which 239 were factory stores and 33 were satellite stores. These store numbers reflect the opening in fiscal 2007 of 9 domestic stores and the closing of 71 domestic stores. Of the 9 stores opened in fiscal 2007, 1 was a Company store. Of the 71 stores closed in fiscal 2007, 11 were Company stores, including 3 operated by Glazed Investments, a former consolidated franchisee. As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. Currently, we do not have an updated registered Uniform Franchise Offering Circular (“UFOC”), which prevents us from offering franchises to new domestic franchisees. See “— Government Regulation” below.

     International Store Development. Markets outside the United States are a potential source of growth, and we are hiring additional personnel to assist in the development of international markets. As of January 28, 2007, there were a total of 123 Krispy Kreme stores (including 66 satellites) operated internationally, which were located in Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, South Korea and the United Kingdom. In fiscal 2007, 60 new international stores were opened, and 5 international stores were closed. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in potential markets in Asia and the Middle East. We are focusing on these two geographic areas because of their favorable population demographics, relatively high levels of consumer sweet goods consumption and the popularity of Western brands in these markets. During fiscal 2007, we awarded development rights in the Middle East, Hong Kong, Macau, Tokyo, the Philippines and Indonesia. The development and franchise agreements for these territories provide for the development of approximately 200 stores, including both factory stores and satellites, over the next five years. As of January 28, 2007, 17 stores have been opened under these new agreements. Our ability to expand in these or other international markets, however, will depend on a number of factors, including attracting experienced and well capitalized franchisees, demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries.

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

     Quality standards and customer service. We encourage our employees to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a Company store manager’s and an assistant Company store manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, “mystery shoppers” and a toll-free number. In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our off-premises customers.

     Management and staffing. Our Executive Vice President of Operations, along with other corporate officers responsible for store operations, is responsible for corporate interaction with our store operations divisional directors and store management. Through our divisional directors, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.

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

     Company stores. As of January 28, 2007, Krispy Kreme owned 113 stores. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores in recent years, as well as through new store construction, the number of Company stores located outside the Southeast has increased. In fiscal 2005, fiscal 2006 and fiscal 2007, we examined the performance of each of our Company stores and closed 89 underperforming stores, including 39 stores owned by consolidated franchisees.

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

     Associates. We had 18 associate franchisees who operated 52 stores as of January 28, 2007. Associate stores have attributes which are similar to those of Company stores located in the Southeast and associates typically have many years of experience operating Krispy Kreme stores. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. Generally, our associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees within an associate’s territory during the term of the license agreement.

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

     As of January 28, 2007, we had 26 area developer franchisees operating 230 stores. We had a minority equity interest in seven of these area developers. We do not currently expect to own any equity interests in any area developers that may be formed in the future.

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

     In addition to a franchise agreement, all area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements expire upon the conclusion of the store development schedule stated in the agreement, which schedule varies among area developers. If area developers fail to develop their stores on schedule, we have the right to terminate the agreement and develop Company stores or develop stores through other franchisees in their territories. Currently, we have several area developers which are not in compliance with their development schedules.

     Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 18 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. In addition, for consolidated franchisees, we have from time to time provided loans to fund their operations and store development. We do not expect to provide any significant loans to franchisees in the future.

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

  KremeKo, Inc. (Eastern and Central Canada): On April 15, 2005, an application was filed under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice for a restructuring of a consolidated franchisee, KremeKo, Inc. (“KremeKo”), in which our wholly-owned subsidiary, Krispy Kreme Doughnut Corporation (“KKDC”),  had a 40.6% interest. In connection with this application, KKDC, the franchisor, agreed to provide debtor-in-possession financing to provide funds for KremeKo’s operations during the restructuring process. KKDC subsequently reached an agreement with KremeKo’s two secured creditors to settle KKDC’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, KKDC paid approximately $9.3 million to the lenders in settlement of all of KKDC’s obligations to them, and the lenders assigned to KKDC notes payable by KremeKo to the lenders. On December 19, 2005, a newly formed subsidiary of KKDC acquired from KremeKo all of its operating assets in exchange for the KremeKo notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of KKDC.

  Krispy Kreme South Florida, LLC (Broward County, Florida): In June 2005, the Company agreed to suspend its right to receive a fixed annual cash distribution of approximately $1 million per year from Krispy Kreme South Florida, LLC, a franchisee in which the Company has a 35.3% ownership interest. There is no assurance as to when or if this distribution will be resumed. In December 2006, the Company entered into an agreement with KKSF pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtains the Company’s release from the guarantees and otherwise complies with the terms of the agreement, the Company has agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration.

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

  Krispy Kreme Australia Pty Limited (Australia and New Zealand): On November 30, 2005, Krispy Kreme International, Ltd., a wholly-owned subsidiary of KKDC, sold its 35% equity interest in Krispy Kreme Australia Pty Limited (“Krispy Kreme Australia”) to KKA Holdings Pty Ltd (“KKA Holdings”), the majority owner, for approximately $2.5 million. We also sold our existing shareholder loans in Krispy Kreme Australia to KKA Holdings on May 29, 2006 for approximately $3.8 million. Our approximately $4.4 million guarantee of Krispy Kreme Australia’s debt was released in connection with the transactions. We realized a gain of approximately $3.5 million on the sales of these interests.

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

  New England Dough, LLC (New England): On December 23, 2005, KKDC entered into an agreement with Jan Dough, LLC, KKDC’s franchisee partner in New England Dough, LLC, a consolidated franchisee and at that time our area developer in the New England region, regarding the distribution of New England Dough’s assets. Prior to this transaction, KKDC owned a 60% interest in New England Dough. Pursuant to the agreement, New England Dough distributed approximately $1.5 million to KKDC, as well as the development rights for the New England territory, which includes Massachusetts, Connecticut and Rhode Island. New England Dough transferred its stores located in Milford, Connecticut; Cranston, Rhode Island; and Dedham, Massachusetts to Northeast Doughnuts, LLC, a wholly-owned subsidiary of KKDC. Jan Dough received from New England Dough all of its interest in the operations located at Mohegan Sun in Uncasville, Connecticut. New England Dough’s three remaining stores were closed. In addition, as part of the New England Dough transaction, all of New England Dough’s approximately $9.5 million of bank debt was repaid. KKDC and Jan Dough had guaranteed that debt approximately in proportion to their equity interests. Of the $9.5 million, approximately $5.6 million was repaid by KKDC, approximately $3.8 million was repaid by Jan Dough and the balance was repaid by New England Dough itself.

  Great Circle Family Foods, LLC (Southern California): On January 5, 2006, as a result of continuing defaults by Great Circle Family Foods, LLC (“Great Circle”) under its franchise agreements, KKDC terminated Great Circle’s franchise rights. On January 6, 2006, following Great Circle’s agreement to remit certain past due royalties and Brand Fund fees, KKDC reinstated the franchise rights and resumed product shipments. On July 28, 2006, Krispy Kreme Doughnuts, Inc. (“KKDI”) and KKDC announced that they reached agreements with Great Circle on an integrated transaction involving the settlement of all pending litigation between the parties (described below under Item 3, “Legal Proceedings — Litigation”) and the court dismissed the case on August 31, 2006. As part of the transaction, which closed on August 31, 2006, Southern Doughnuts, LLC (“Southern Doughnuts”), a wholly owned subsidiary of KKDC, acquired three of Great Circle’s stores located in Burbank, Ontario and Orange, California, together with the related franchise rights. Southern Doughnuts paid Great Circle $2.9 million for the acquired stores and related assets. Pursuant to the agreements, Great Circle has the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continues to operate the stores for its own account under an operating agreement with Krispy Kreme. The repurchase right terminates under certain conditions, but in no event later than May 29, 2007. The operating agreement generally continues on a month to month basis until terminated by either party. Under the agreements, Krispy Kreme, Great Circle and related parties exchanged mutual releases and dismissals regarding the pending litigation. In addition, as described below under Item 3, “Legal Proceedings — Litigation,” a settlement agreement with respect to a related arbitration was reached by Krispy Kreme, Great Circle and related parties and on August 31, 2006 the parties jointly requested that the arbitrator dismiss the arbitration with prejudice.

  Glazed Investments, LLC (Colorado, Minnesota and Wisconsin): On February 2, 2006, Glazed Investments, a consolidated franchisee, entered into an agreement with Westward Dough, the Krispy Kreme area developer for Nevada, Utah, Idaho, Wyoming and Montana, for Westward Dough to purchase substantially all of the assets of Glazed Investments. Glazed Investments at that time was our area developer for Colorado, Minnesota and Wisconsin and operated 15 Krispy Kreme Stores, three of which it closed subsequent to February 3, 2006. The agreement called for Westward Dough to purchase 12 Krispy Kreme stores, as well as the franchise development rights for Colorado, Minnesota and Wisconsin, for approximately $10 million. As a condition of the purchase agreement, and at the request of Westward Dough, Glazed Investments agreed to conduct the sale under Chapter 11 Section 363 of the U.S. Bankruptcy Code. The Chapter 11 filing, which was made on February 3, 2006, facilitated the sale by permitting the assets to be sold free and clear of all liens, claims and encumbrances. On March 30, 2006 Westward Dough consummated its acquisition of Glazed Investments’ assets. Pursuant to the plan of liquidation filed by Glazed Investments in connection with the sale under Chapter 11, Glazed Investments will be dissolved after distributing the sale proceeds to its creditors. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, in the second and third quarters of fiscal 2007 the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness. In the fourth quarter of fiscal 2007, the Company realized a recovery of approximately $282,000 of this amount.

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

  KKNY, LLC (Metropolitan New York and Northern New Jersey): On April 27, 2006, KKNY, LLC, our Metropolitan New York and Northern New Jersey area developer, assigned to KKDC, for a cash payment of $500,000, the leases and KKNY’s personal property previously used by KKNY in the operations of its locations in Penn Station and on Third Avenue in New York City. The balance of KKNY’s stores were closed and KKNY ceased operations in May 2006.

  Krispy Kreme U.K. Limited (United Kingdom): In May 2006, we entered into an agreement to sell our 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. On October 20, 2006, we received $2.0 million from the purchasers, representing the purchase price of the notes. As part of the transaction, all guarantees by Krispy Kreme of obligations of KK UK were terminated. We received the $3.6 million balance of the sales price in November 2006. We realized a gain of approximately $3.4 million on the sales of these interests, which was reflected in earnings in the fourth quarter of fiscal 2007. In connection with the sale, all of our obligations with respect to guarantees related to KK UK were terminated.

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

     Store Experience. Our stores are where most customers first experience a Hot Original GlazedTM. Customers know that when our Hot Doughnuts Now(R) sign in the store window is illuminated, they can see our doughnuts being made and enjoy a Hot Original GlazedTM within seconds after it passes through the glaze waterfall. We believe this begins our relationship with our customers and forms the foundation of the Krispy Kreme experience.

     Relationship Marketing. Many of our brand-building activities are grassroots-based and focus on developing relationships with various constituencies, including consumers, local non-profit organizations, communities and businesses. Specific initiatives include:

  Good neighbor product deliveries to create trial uses;

  Sponsorship of local events and nonprofit organizations;

  Friends of Krispy Kreme eNewsletters sent to those customers that have registered to receive monthly updates about new products, promotions and store openings; and

  Fundraising programs that assist local charitable organizations to raise money for their non-profit causes.

     Public Relations. We utilize media relations, product placement and event marketing as vehicles to generate brand awareness and trial usage for our products. In the years following our initial public offering, there were numerous product placements and references to our products on leading television programs and films and favorable media mentions in print publications. In recent years, there have been fewer such product placements, references and favorable media mentions.

     Advertising and Sales Promotions. Grass roots marketing has been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we have occasionally utilized free-standing newspaper inserts, direct mail, radio, television and sales promotions to generate awareness and usage of our products.

     Brand Fund. We administer a public relations and advertising fund, which we refer to as the Brand Fund. We contribute 1.0% of sales from Company stores to the Brand Fund. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some associates contribute 1.0% of their sales to the Brand Fund. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2007, we and our franchisees contributed approximately $4.4 million to the Brand Fund.

Management Information Systems

     Krispy Kreme has a management information system that allows for communication among our corporate office, support operations, company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our intranet and have access to e-mail and the ability to provide financial reporting.

     An enterprise resource planning system supports major financial and operating functions within the corporation, including financial reporting and inventory control. A data warehouse system supports the financial and operating needs of our Company Stores and KK Supply Chain.

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

Competition

     Our competitors include retailers of doughnuts and snacks sold through convenience stores, supermarkets, restaurants and retail stores. We compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against Tim Hortons and regionally and locally owned doughnut shops and distributors. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions within the United States, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, concept, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

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

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme name, and we use over 40 federally registered trademarks and service marks, including “Krispy Kreme” and “Hot Doughnuts Now” and the logos associated with these marks. We have also registered some of our trademarks in approximately 40 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and groceries/mass merchants in connection with the sale of some of our products at those locations.

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

     Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facilities in Winston-Salem, North Carolina and Effingham, Illinois. Additionally, production at and shipments from our Winston-Salem and Effingham facilities are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut stores to convenience stores or groceries/mass merchants. Many of our convenience store and grocery/mass merchant customers require us to guarantee our products’ compliance with applicable food regulations.

     As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state and federal regulation for accuracy and content. Most states will periodically check the product for compliance. The use of various product ingredients and packaging materials is regulated by the United States Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be found. In addition, as discussed below in Item 1A, “Risk Factors,” the New York City Health Department recently adopted an amendment to the New York City Health Code that will phase out artificial trans fat (which the Company currently uses in its doughnuts) in all New York City restaurants and other food service establishments by July 1, 2008.

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

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise offering circular or disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. Since late 2004, our lack of current audited financial statements and other events have prevented us from offering franchises to new franchisees, pursuant to an up-to-date registered Uniform Franchise Offering Circular (“UFOC”). Our lack of an updated registered UFOC impedes our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States. Now that we have current financial statements, we expect to have an updated registered UFOC in the second quarter of fiscal 2008.

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

Employees

     As of January 28, 2007, we employed 4,759 people. Of these, 208 were employed in our administrative offices and 199 were employed in our manufacturing and distribution centers. In our Krispy Kreme stores, we had 4,352 employees. Of our total workforce, 3,875 were full-time employees, including 658 managers and administrators.

     We are not a party to any collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

Available Information

     Krispy Kreme files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including the Company, that file electronically with the SEC at: http://www.sec.gov.

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

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our results of operations and financial condition.

     As discussed elsewhere herein, several of our current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and lawsuits. Under North Carolina law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described below under Item 3, “Legal Proceedings”; however, we have agreed with these insurers to limit our claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (which currently has approximately $1.8 million remaining). Two of our former officers have agreed to limit their claims for indemnity from us in connection with these investigations to a portion of the amount deposited into the reserve fund. This portion is not available to us for our claims for reimbursement of the legal fees and costs described above. If the sums provided for in this fund are not sufficient to provide for reimbursement to us or if we incur significant uninsured indemnity obligations, our indemnity obligations could have a material adverse effect on our results of operations and financial condition. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions and there can be no assurance as to the amount that we will be required to pay to such counsel or whether the remaining reserve fund at such time will be sufficient to reimburse us for such amount.

We have identified numerous material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have numerous material weaknesses in our internal control over financial reporting.

     As required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), management has conducted an assessment of our internal control over financial reporting. We identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 28, 2007. For a detailed description of these material weaknesses, see

Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the numerous material weaknesses identified, there is a risk of additional errors not being prevented or detected which could result in additional restatements. Moreover, it is reasonably possible that other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

     We have extensive work remaining to remedy our material weaknesses in internal control over financial reporting. We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses, and this work will continue during fiscal 2008 and beyond. There can be no assurance as to when the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur the expenses associated with the manual procedures and resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our debt agreements could occur as a result of such delays and that our future financial statements could contain errors that will be undetected.

The implementation of certain remedial measures set forth in the Special Committee’s report may take time and be costly to implement.

     As a result of an investigation by a special committee (the “Special Committee”) of newly-appointed independent directors to conduct an independent review and investigation of any and all issues raised by: (1) regulatory investigations, including those commenced by the SEC and the United States Attorney’s Office, (2) the Company’s independent auditors, PricewaterhouseCoopers LLP, (3) shareholder demands and shareholder derivative actions and (4) whistleblowers, the Special Committee has directed the Company to implement a number of significant remedial measures to improve our processes and procedures. These include a substantial bolstering of resources in the areas of accounting, financial reporting and internal audit, remediation of the material weaknesses and other control deficiencies discussed above, a comprehensive review of the Company’s compliance and internal audit programs, clarification and reinforcement of the role of General Counsel and enhancement of the Company’s disclosure process generally. These remedial measures may take time and be costly to implement.

RISKS RELATING TO OUR BUSINESS

   Store profitability is sensitive to changes in sales volume.

     In fiscal 2007, systemwide and Company average weekly sales per factory store (which includes sales through satellites) increased approximately 7.1% and 12.6%, respectively, compared to fiscal 2006. However, fiscal 2006 systemwide and Company average weekly sales per factory store decreased approximately 15.4% and 16.7%, respectively, compared to fiscal 2005. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Each Company store has significant fixed and semi-fixed costs, which prevents us from reducing our operating expenses in proportion with declining sales. Thus, our earnings will be negatively impacted if average weekly sales decline.

     A number of factors have historically affected, and will continue to affect, our average weekly sales results, including, among other factors:

  Consumer trends;

  Our ability to execute our business strategy effectively;

  Competition;

  General regional and national economic conditions;

  Adverse weather conditions; and

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

     Area developers and associates, which are all independent contractors and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 29% of our total revenues in fiscal 2007. We rely in part on these area developers and associates and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees and have recently settled litigation with two area developers. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to area developers and associates, but the quality of franchised store operations may be diminished by any number of factors beyond our control. The failure of our area developers and associates to operate franchises successfully could have a material adverse effect on us, our reputation and our brands and could materially adversely affect our business, financial condition and results of operations. As a result of the underperformance by many of our area developers and disputes between us and some of our area developers, we have undertaken an analysis of each area developer in order to determine what, if any, restructuring initiatives should be taken. No assurance can be given as to the success of our restructuring activities.

     Reduced access to financing by our franchisees on reasonable terms could adversely affect our future operations by leading to additional store closures by our franchisees, which may in turn reduce our franchise revenues and KK Supply Chain revenues. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain area developers and may do so in the future.

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

     As of January 28, 2007, there were 123 Krispy Kreme stores operated outside of the United States. Such operations are transacted in the respective local currency. Amounts payable to us by our international franchisees are based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

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

     Although we utilize forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of our anticipated future commodity requirements that is subject to such contracts varies from time to time. Recently, prices for wheat and soy have been near all-time highs and dairy prices have risen. Continued high prices or further adverse changes in commodity prices that we cannot fully hedge could adversely affect our profitability and liquidity.

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

     We, as a franchisor, are subject to both regulation by the FTC and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues and KK Supply Chain revenues. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised stores will negatively affect us and our growth strategy more than if we planned to develop additional Company stores. Since late 2004, our lack of current audited financial statements and other events have prevented us from offering franchises pursuant to an up-to-date registered UFOC. Our lack of an updated registered UFOC impedes our ability to establish new franchises inside the United States and may impede our ability to establish franchises in certain countries outside the United States. Although we expect to have an updated registered UFOC in the second quarter of fiscal 2008, no assurance can be given that we will have such a UFOC in that time frame.

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

     We have several large wholesale customers. Our top two such customers accounted for approximately 10.2% of total Company store sales during fiscal 2007. The loss of one of our large national wholesale customers could adversely affect our results of operations across all business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

     Our indebtedness for borrowed money as of January 28, 2007 was approximately $107.7 million, including $107.1 million under our senior secured credit facilities. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flow for as long as the indebtedness is outstanding.

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

  our level of indebtedness may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our business; and

  our level of indebtedness may increase our vulnerability to general economic downturns and adverse developments in our industry.

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

     We have sought and received waivers of defaults and amendments to covenants from the lenders under our former senior secured credit facilities (which were refinanced with new senior secured credit facilities in February 2007). While we were able to obtain these waivers and amendments, in some cases at a significant additional cost, there is no assurance that we will not have further defaults or that any future defaults will be waived. Such defaults could result in acceleration of all or substantially all of our indebtedness and the loss of earning assets securing our indebtedness.

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

     Food service businesses can be adversely affected by litigation, by regulation and by complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, the New York City Health Department recently adopted an amendment to the New York City Health Code that will phase out artificial trans fat (which we currently use in our doughnuts) in all New York City restaurants and other food service establishments by July 1, 2008. Additional cities or states may propose or adopt similar regulations. Although we could produce our doughnuts without using any trans fat, the taste of our doughnuts may be affected. Because one of our competitive strengths is the taste and quality of our doughnuts, adverse publicity or such regulations relating to food quality or other similar concerns affects us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or as a result of litigation costs regardless of the result.

Our success depends on our ability to compete with many food service businesses.

     We compete with many well-established food service companies. At the retail level, we compete with other doughnut retailers and bakeries, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, take-out food service companies, convenience stores and supermarkets. At the wholesale level, we compete primarily with grocery store bakeries, packaged snack foods and vending machine dispensers of snack foods. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins. Moreover, many of our competitors offer consumers a wider range of products. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react to changes in pricing, marketing and the quick service restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. In addition, the start-up costs associated with retail doughnut and similar food service establishments are not a significant impediment to entry into the retail doughnut business. We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs.

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

  The results of the ongoing governmental investigations and civil litigation described under Item 3, “Legal Proceedings”;

  Changes in general conditions in the economy or the financial markets;

  Variations in our quarterly operating results or our operating results failing to meet the expectations of securities analysts or investors in a particular period;

  Changes in financial estimates by securities analysts;

  Other developments affecting Krispy Kreme, our industry, customers or competitors; and

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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of January 28, 2007, there were 296 Krispy Kreme factory stores systemwide, of which 108 were Company stores, 145 were operated by area developers (including 28 factory stores owned by area developers in which we had a minority interest) and 43 were operated by associates. Of the 296 Krispy Kreme factory stores in operation at January 28, 2007, 239 were located in 40 states in the United States, 7 were located in Australia, 7 were located in Canada, 2 were located in Hong Kong, 5 were located in Indonesia, 2 were located in Japan, 2 were located in Kuwait, 5 were located in Mexico, 2 were located in the Philippines, 18 were located in South Korea and 7 were located in the United Kingdom.

  As of January 28, 2007, the majority of our factory stores had on-premises sales, and approximately 186 stores also engaged in off-premises sales.

  Of the 108 factory stores we operated ourselves as of January 28, 2007, we owned the land and building for 47 stores. We owned the building and leased the land for 52 stores and leased both the land and building for 9 stores.

     As of January 28, 2007, there were 99 Krispy Kreme satellite stores systemwide, of which five were operated by the Company.

     Set forth below is a table containing certain store information as of the end of fiscal 2007, fiscal 2006 and fiscal 2005. As of January 29, 2006, consolidated franchisees consisted of Glazed Investments, which the Company ceased consolidating subsequent to February 3, 2006, the date that Glazed Investments filed for bankruptcy protection. As of January 30, 2005, consolidated franchisees consisted of New England Dough, KremeKo, Freedom Rings and Glazed Investments.

	At January 28,	At January 29,	At January 30,
	2007	2006	2005
By Owner:
Company Stores
Company	113	118	131
Consolidated Franchisees	—	15	54
Total Company Stores	113	133	185
Franchise Stores
Associates	52	57	59
Area Developers	230	212	189
Total Franchise Stores	282	269	248
Total Systemwide	395	402	433
By Type:
Factory Stores
Company	108	113	124
Consolidated Franchisees	—	15	51
Associates	43	47	54
Area Developers	145	148	167
Total Factory Stores	296	323	396
Satellites
Company	5	5	7
Consolidated Franchisees	—	—	3
Associates	9	10	5
Area Developers	85	64	22
Total Satellites	99	79	37
Total Systemwide	395	402	433
By Location:
Domestic Stores
Company	107	112	131
Consolidated Franchisees	—	15	41
Associates	52	57	59
Area Developers	113	150	165
Total Domestic Stores	272	334	396
International Stores:
Company	6	6	—
Consolidated Franchisees	—	—	13
Associates	—	—	—
Area Developers	117	62	24
Total International Stores	123	68	37
Total Systemwide	395	402	433

     KK Supply Chain facilities. We own a 143,000 square foot mix manufacturing plant and distribution center in Winston-Salem, North Carolina. Our coffee roasting operation is also located at this facility. We also own a 190,000 square foot mix manufacturing and distribution facility in Effingham, Illinois. We lease a 105,000 square foot facility near Los Angeles, California, which is used as a distribution center, under a lease that expires on May 31, 2008. Additionally, we own a 100,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility and training facility.

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

     Department of Labor Review. On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of ERISA have occurred. On November 7, 2006, the DOL issued a letter indicating that it was satisfied that the settlement in the ERISA class action is favorable to the ERISA plans at issue, and that it was closing its investigation of the plans.

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

     In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.

     The defendants in one or more of these actions included all current and certain former directors of the Company (other than Messrs. Sutton, Brewster and Schindler and Ms. Thomas), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected Ms. Thomas and Mr. Sutton to the Board and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the SEC described below, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.

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

     On October 31, 2006, the Company and the Special Committee entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action, on the terms described below. On February 14, 2007, the Court granted final approval of the proposed partial settlement in the derivative action and entered final judgment dismissing all claims with respect to all defendants, except for claims that the Company may assert against Mr. Livengood. On February 15, 2007, the court granted final approval of the proposed settlement in the securities class action and entered final judgment dismissing all claims with respect to all defendants. The final judgments were entered as contemplated by the terms of the Stipulation.

     With respect to the securities class action, the Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by Messrs. Tate and Casstevens, a cash payment of $4 million made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants.

     With respect to the derivative litigation, the Stipulation provided for the settlement and dismissal with prejudice of claims against all defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs.

Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. All other claims against defendants named in the derivative actions were dismissed with prejudice without paying any consideration, consistent with the findings and conclusions of the Special Committee. However, counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood.

     On March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The warrants expire on March 2, 2012.

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company recorded a related receivable from its insurers in the amount of approximately $35.0 million, as well as a liability in the amount of $70.8 million representing the then estimated aggregate fair value of the securities to be issued by the Company and the cash to be paid by the insurers. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities issued by the Company in connection with the Stipulation. The provision for settlement costs will be adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16 to the consolidated financial statements appearing elsewhere herein.

     State Court Books and Records Action. On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene and to serve as lead plaintiff in the federal court actions described above. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff. As a result of the entry of final judgments by the United States District Court approving the settlement of the securities class action and partial settlement of the shareholder derivative actions described above, the Company anticipates the books and records action presently pending in the North Carolina Business Court will be administratively and substantively dismissed by that Court.

     ERISA Class Action. On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s Retirement Savings Plan or Profit Sharing Stock Ownership Plan between January 1, 2003 and the date of filing and whose accounts included investments in our common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer our common stock as an investment option and to hold large percentages of the plans’ assets in our common stock; failed to provide complete and accurate information about the risks of our common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006 we announced that a proposed settlement had been reached with respect to this matter. The settlement included a one-time cash payment to be made to the settlement class by our insurer in the amount of $4.75 million. The Company and the individual defendants denied any and all wrongdoing and paid no money in the settlement. Other long-term obligations in the accompanying consolidated balance sheet as of January 29, 2006 included an accrual equal to the $4.75 million proposed settlement amount, and a related receivable from the insurer of an equal amount was included in other assets at that date; the realization of the insurance proceeds and the payment of the accrued settlement amount was recorded upon the entry of an order granting final approval of the settlement by the United States District Court on January 10, 2007.

   Franchisee Litigation.

     Lone Star. On May 19, 2005, KKDC was sued by one of our area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before-delivery terms, and referred the matter to the American Arbitration Association (the “AAA”) for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, we reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment and a de-identification of all former Krispy Kreme locations.

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

     In addition, on or about April 14, 2006, Great Circle initiated an arbitration before the AAA against KKDI, KKDC and various other respondents, seeking in excess of $20 million in alleged damages, contract rescission, indemnification, injunctive and declaratory relief, and other relief. The claims asserted in the arbitration demand arise out of and relate to Great Circle’s franchise relationship with the Company and largely mirror the claims asserted by Messrs. Reinis and Glickman in the litigation described above. On June 7, 2006, Krispy Kreme and certain co-defendants filed their response to the demand. Also on that date, Krispy Kreme filed a counterclaim/cross-claim against Great Circle and Messrs. Reinis and Glickman, asserting thirteen causes of action relating to breaches of Great Circle’s development agreement and franchise agreements with Krispy Kreme. A settlement agreement was reached between the parties and on August 31, 2006 the parties jointly requested that the AAA dismiss the arbitration with prejudice.

     KremeKo. On January 11, 2006, KKDI, KKDC, two of their former officers and the Company’s independent registered public accounting firm were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former developer and franchisee for Central and Eastern Canada, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. In June 2006, the parties entered into a settlement agreement which settled all claims in this matter. The settlement amounts involved were not material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended January 29, 2006:
First Quarter	$9.40	$5.05
Second Quarter	8.79	5.77
Third Quarter	7.89	3.91
Fourth Quarter	6.20	3.35
Year Ended January 28, 2007:
First Quarter	$9.57	$5.30
Second Quarter	12.11	7.14
Third Quarter	10.25	7.50
Fourth Quarter	13.93	9.01

Holders

     As of April 4, 2007, there were approximately 14,300 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2006 or 2007. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our senior secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by Item 201(d) of Regulation S-K is provided under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

     As previously disclosed by the Company in its Current Reports on Form 8-K filed on November 6, 2006, February 16, 2007 and March 8, 2007, on March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 pursuant to the terms of the Stipulation. See Item 3, “Legal Proceedings - Litigation”. The shares and warrants were issued in a transaction exempted from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(10) of the Securities Act as a transaction by an issuer approved by a court of the United States. The shares of common stock to be issued upon exercise of the warrants will be registered under the Securities Act pursuant to the terms of the Stipulation.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities in fiscal 2007.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from February 1, 2002 through January 26, 2007. The graph assumes an initial investment of $100 and the reinvestment of dividends.

Comparison of Cumulative Total Return

	February	January	January	January	January	January
	1,	31,	30,	30,	27,	26,
	2002	2003	2004	2005	2006	2007
Krispy Kreme Doughnuts, Inc.	$100.00	$77.93	$91.34	$22.19	$13.66	$33.01
NYSE Composite Index	100.00	79.97	107.62	115.51	132.99	150.36
S&P 500 Restaurants Index	100.00	69.25	111.90	146.73	172.20	201.90

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,	Feb. 1,	Feb. 2,
	2007	2006	2005	2004	2003
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$461,195	$543,361	$707,766	$649,345	$490,728
Operating expenses:
Direct operating expenses	389,379	474,591	598,281	493,650	380,644
General and administrative expenses	48,860	67,727	55,301	45,230	30,073
Depreciation and amortization expense	21,046	28,920	31,934	22,309	14,675
Impairment charges and lease termination costs	12,519	55,062	161,847	—	—
Settlement of litigation	15,972	35,833	—	(525)	9,075
Operating income (loss)	(26,581)	(118,772)	(139,597)	88,681	56,261
Net interest income (expense)	(18,707)	(19,101)	(6,100)	(3,603)	75
Equity in (losses) of equity method franchisees	(842)	(4,337)	(1,622)	(2,242)	(2,088)
Minority interests in results of consolidated
franchisees	—	4,181	6,249	(1,898)	(2,187)
Other income and (expense), net	5,105	1,493	(6,310)	2,053	(1,284)
Income (loss) from continuing operations
before income taxes	(41,025)	(136,536)	(147,380)	82,991	50,777
Provision for income taxes (benefit)	1,211	(776)	9,674	33,146	19,719
Income (loss) from continuing operations	$(42,236)	$(135,760)	$(157,054)	$49,845	$31,058
Income (loss) from continuing operations
per common share:
Basic	$(.68)	$(2.20)	$(2.55)	$.84	$.56
Diluted	$(.68)	$(2.20)	$(2.55)	$.80	$.52
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$(3,052)	$(6,894)	$1,728	$78,821	$78,318
Total assets	$349,492	410,855	480,278	656,603	413,619
Long-term debt, less current maturities	105,966	118,241	90,950	137,114	55,564
Total shareholders’ equity	78,962	108,671	240,943	436,409	265,439
Number of factory stores at end of year (unaudited):
Company	108	128	175	141	99
Franchise	188	195	221	216	177
Systemwide	296	323	396	357	276
____________________

(1)	Reflects a liability, net of anticipated insurance recoveries, of approximately $51.8 million and $35.8 million as of January 28, 2007 and January 29, 2006, respectively, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and notes thereto appearing elsewhere herein.

Company Overview and Industry Outlook

     The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores which make and sell over 20 varieties of high-quality doughnuts, including the Company’s Hot Original Glazed(TM). Each of the Company’s traditional factory stores has a doughnut-making production line and the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Consequently, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. Factory stores are versatile in that most can support multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

  On-premises sales. Sales to customers visiting Company and franchise factory and satellite stores, including the drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes.

  Off-premises sales. Daily sales of fresh doughnuts primarily on a branded basis to a variety of retail customers, such as convenience stores, grocery stores/mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on customers’ shelves. In addition, the Company also sells branded packaged coffee and other products to select convenience stores, grocery stores and mass merchants.

     The Company is vertically integrated to help maintain the consistency and quality of products throughout the Krispy Kreme system. In addition, through vertical integration, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. The supply chain business unit, KK Supply Chain, produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores are required to purchase. Additionally, this business unit operates three distribution centers that are capable of supplying domestic stores and certain international stores with key supplies. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

     The Company’s stores include factory stores and satellite stores. Traditional factory stores have the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capacities of factory stores. As of January 28, 2007, there were 17 commissaries systemwide, six of which were operated by the Company. Other factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the particular capacity of the store. The Company has begun introducing internationally, and on a test basis domestically, a store concept that utilizes doughnut-making technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store.

     Satellite stores consist primarily of the hot shop, fresh shop and kiosk formats. Hot shops contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks are locations that do not contain doughnut heating technology. In each of these formats, the Company typically sells fresh doughnuts and beverages, with the doughnuts supplied by nearby factory stores. Each of these formats requires less space than a traditional factory store. The Company began tests of the fresh shop concept during fiscal 2004 and tests of the hot shop and kiosk formats in fiscal 2005. As of January 28, 2007, 43 fresh shops, 38 hot shops and 18 kiosks were open. The Company views the fresh shop, hot shop and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     As of January 28, 2007, there were 296 Krispy Kreme factory stores, consisting of 108 Company stores, 145 Area Developer franchise stores (including 28 owned by franchisees in which the Company had a minority equity interest) and 43 Associate franchise stores. The Company is working to stabilize its operations and to refine its store format for new domestic factory stores, and does not expect that the Company or its franchisees will open a significant number of domestic factory stores in the near future. Like other retail and restaurant companies, the Company constantly evaluates the performance of its stores and from time to time decides to close locations whose performance no longer meets company standards.

     Markets outside the United States are a potential source of growth, and the Company is hiring additional personnel to assist in the development of international markets. As of January 28, 2007, there were a total of 123 Krispy Kreme stores (including 66 satellites) operated internationally, which were located in Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, South Korea and the United Kingdom. The Company owned six of the Canadian stores and had an equity interest in the franchisees operating stores in Mexico and Western Canada. The Company currently does not expect to own equity interests in international area developers formed in the future. Based on continued research and experience with international stores, the Company is focusing international development efforts primarily on opportunities in potential markets in Asia and the Middle East. During fiscal 2007, the Company awarded development rights in the Middle East, Hong Kong, Macau, Tokyo, the Philippines and Indonesia. The development and franchise agreements for these territories provide for the development of approximately 200 stores, including both factory stores and satellites, over the next five years. As of January 28, 2007, 17 stores have been opened under these new agreements. The Company is hiring personnel to assist in the development of international markets.

     The domestic doughnut market is comprised of several sales channels including retail, grocery store packaged, in-store bakeries within grocery stores, convenience stores, business and institutional, fundraising and vending. Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data are available. Information Resources, Inc. data indicate that, during calendar 2006, packaged and in-store bakery doughnut sales through domestic grocery stores decreased and sales through domestic convenience stores increased.

     The Company has three reportable segments as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as described below.

  Company Stores. Represents the results of stores owned by the Company and by consolidated franchisees. These stores sell doughnuts and complementary products through the sales channels described above under “Company Overview and Industry Outlook.” Expenses for this business segment include store level expenses along with direct general and administrative expenses and certain allocated corporate costs. For additional information about the consolidated franchisees, see Note 18 to the consolidated financial statements appearing elsewhere herein.

  Franchise. Represents the results of the Company’s franchise programs. The Company has two franchise programs: the Associate program, which is the Company’s original franchising program developed in the 1940s, and the Area Developer program, which was developed in the mid-1990s. Associates pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Area Developers pay royalties of 4.5% to 6.0% of all sales and one-time development and franchise fees ranging from $20,000 to $50,000 per store. Domestic Area Developers are required to contribute 1.0% of their sales to the Brand Fund. International Area Developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some Associates contribute 1.0% of their sales to the Brand Fund. Expenses for this business segment include costs incurred to recruit new franchisees, to assist with store openings, and to monitor and aid in the performance of these stores, as well as direct general and administrative expenses and certain allocated corporate costs.

  KK Supply Chain. Represents the results of the KK Supply Chain business unit, which buys and processes ingredients used to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase. This business unit also includes the Company’s coffee roasting operation, which supplies drip coffee products to Company and franchise stores. The KK Supply Chain business unit also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items. All intersegment transactions between KK Supply Chain and Company Stores have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses.

Results of Operations

     The following table presents the Company’s operating results for fiscal 2007, 2006 and 2005 expressed as a percentage of total revenues (amounts may not add to totals due to rounding).

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	84.4	87.3	84.5
General and administrative expenses	10.6	12.5	7.8
Depreciation and amortization expenses	4.6	5.3	4.5
Impairment charges and lease termination costs	2.7	10.1	22.9
Settlement of litigation	3.5	6.6	—
Operating (loss)	(5.8)	(21.9)	(19.7)

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. The factory store counts include commissaries but exclude satellite stores. Transferred stores represent stores sold between the Company and franchisees. In fiscal 2005, transferred stores includes stores operated by New England Dough and KremeKo, the financial statements of each of which were consolidated with those of the Company effective May 2, 2004 (the end of the first quarter of fiscal 2005). Transferred stores in fiscal 2006 represent eight stores operated by KremeKo when it filed for bankruptcy protection and the Company ceased consolidation of the KremeKo’s financial statements, less the six stores the Company acquired from KremeKo’s bankruptcy estate later that year, and one store operated by New England Dough that was distributed to the minority investor in New England Dough when New England Dough ceased operations late in fiscal 2006. Transferred stores for fiscal 2007 represent 12 stores operated by Glazed Investments (a Consolidated Franchisee until February 2007) which were sold to another franchisee, and one store operated by KKNY acquired by the Company.

	NUMBER OF FACTORY STORES(1)
	COMPANY	FRANCHISE	TOTAL
FEBRUARY 1, 2004	141	216	357
Opened	24	36	60
Closed	(14)	(7)	(21)
Transferred	24	(24)	—
JANUARY 30, 2005	175	221	396
Opened	3	13	16
Closed	(47)	(42)	(89)
Transferred	(3)	3	—
JANUARY 29, 2006	128	195	323
Opened	—	30	30
Closed	(9)	(48)	(57)
Transferred	(11)	11	—
JANUARY 28, 2007	108	188	296
____________________

(1)	Excludes satellites.

     The table below presents average weekly sales per factory store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represents, on a Company and systemwide basis, the aggregate number of weeks in the fiscal year that factory stores or both factory and satellite stores were in operation.

     Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, including sales by consolidated franchisees’ stores, sales to non-consolidated franchisees by the KK Supply Chain business segment, and royalties and fees received from non-consolidated franchisees, but exclude sales by franchise stores to their customers.

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(Dollars in thousands)
Average weekly sales per factory store(1):
Company	$54.6	$48.5	$58.2
Systemwide	$49.6	$46.3	$54.7
Factory store operating weeks:
Company	5,905	8,112	8,602
Systemwide	15,742	19,136	19,415
Average weekly sales per store(1):
Company	$52.9	$47.7	$55.1
Systemwide	$39.5	$41.4	$50.5
Store operating weeks:
Company	6,092	8,260	9,099
Systemwide	19,767	21,383	21,033
____________________

(1)	Excludes intersystem sales between company and franchise stores.

FISCAL 2007 COMPARED TO FISCAL 2006

   Overview

     Systemwide sales for fiscal 2007 decreased 11.9% compared to fiscal 2006, reflecting a 4.6% decrease in average weekly sales per store and a 7.6% decrease in store operating weeks. The systemwide sales decrease reflects an 18.1% decrease in Company Stores sales and a 7.0% decrease in franchise store sales. During fiscal 2007, 30 new franchise factory stores were opened, and nine Company factory stores and 48 franchise factory stores were closed, for a net decrease of 27 factory stores. The total number of factory stores at the end of fiscal 2007 was 296, consisting of 108 Company stores, 145 Area Developer franchise stores (including 28 owned by franchisees in which the Company has a minority equity interest) and 43 Associate franchise stores.

     Total revenues decreased 15.1% to $461.2 million in fiscal 2007 from $543.4 million in fiscal 2006. This decrease was comprised of an 18.1% decrease in Company Stores revenues to $326.2 million, a 14.6% increase in Franchise revenues to $21.1 million and a 10.0% decrease in KK Supply Chain revenues to $113.9 million.

   Revenues

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add due to rounding). KK Supply Chain revenues exclude intersegment sales eliminated in consolidation.

	Year Ended
	Jan. 28,	Jan. 29,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$326,199	$398,450
Franchise	21,075	18,394
KK Supply Chain	113,921	126,517
Total revenues	$461,195	$543,361

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.7%	73.3%
Franchise	4.6	3.4
KK Supply Chain	24.7	23.3
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 18.1% to $326.2 million in fiscal 2007 from $398.5 million in fiscal 2006. The decrease in revenues reflects a 26.2% decrease in store operating weeks, partially offset by a 10.9% increase in average weekly sales per store. The decrease in store operating weeks reflects the significant number of factory stores sold or closed since the end of fiscal 2005. The increase in the average weekly sales per store reflects, among other things, the closure of relatively poorer performing locations, the benefits of consolidating production for wholesale customers into a smaller number of factory stores, the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold through certain off-premises distribution channels, and improved sales volume through convenience store outlets, partially offset by lower volumes through the grocery store and mass merchant channels.

     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, increased 14.6% to $21.1 million in fiscal 2007 from $18.4 million in fiscal 2006. Franchisee fees rose approximately $2.3 million in fiscal 2007 compared to fiscal 2006, of which approximately $660,000 represents revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees principally reflects an increase in new store openings in fiscal 2007 compared to fiscal 2006. In addition, royalty revenues rose to $17.9 million in fiscal 2007 from $17.5 million in fiscal 2006. While sales by franchise stores fell to approximately $456 million in fiscal 2007 compared to approximately $490 million in fiscal 2006, the resolution of disputes with two major franchisees substantially eliminated collectibility concerns with respect to royalties accruing on sales by these franchisees during fiscal 2007. The amount of royalty revenue not recognized during fiscal 2007 due to collectibility concerns fell to approximately $2.6 million from approximately $3.7 million in fiscal 2006.

     KK Supply Chain Revenues. KK Supply Chain sales to franchise stores decreased 10.0% to $113.9 million in fiscal 2007 from $126.5 million in fiscal 2006. The most significant reason for the decrease in revenues was lower sales by franchisees, which resulted in an approximate 13% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The decline in sales of mixes and other supplies was partially offset by a 26% increase in sales of equipment and equipment services in fiscal 2007 compared to fiscal 2006, principally as a result of increased store expansion by franchisees in fiscal 2007. Franchisees opened 30 new factory stores in fiscal 2007 compared to 13 in fiscal 2006. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 11% and 8% of KK Supply Chain revenues in fiscal 2007 and 2006, respectively.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 84.4% of revenues in fiscal 2007 compared to 87.3% of revenues in fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KK Supply Chain on sales to Company Stores is included in KK Supply Chain operating income in the segment information in Note 17 to the consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 28,	Jan. 29,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$290,097	$361,265
Franchise	4,602	5,017
KK Supply Chain	94,680	108,309
Total direct operating expenses	$389,379	$474,591

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	88.9%	90.7%
Franchise	21.8%	27.3%
KK Supply Chain	83.1%	85.6%
Total direct operating expenses	84.4%	87.3%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 88.9% in fiscal 2007 from 90.7% in fiscal 2006. The improvement reflects the benefits of the sale or closure of relatively poorer performing locations, the benefits of higher average weekly sales per store resulting, in part, from consolidating production of products for sale through off-premises channels into a smaller number of factory stores, and the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold though certain off-premises distribution channels. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes. Company Stores direct operating expenses for fiscal 2007 include a charge of approximately $1.3 million recorded in the fourth quarter related to the proposed settlement of claims alleging violation of wage and hour laws by the Company.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses as a percentage of Franchise revenues decreased to 21.8% in fiscal 2007 from 27.3% in fiscal 2006, primarily due to reduced provisions for uncollectible receivables. Increased costs associated with recruitment and development of international franchisees were offset by a reduction in costs associated with domestic franchise expansion.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues were 83.1% in fiscal 2007 compared with 85.6% in fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions and lower allocated corporate costs in fiscal 2007 compared to fiscal 2006. KK Supply Chain direct operating expenses include bad debt provisions relating to receivables from franchisees of approximately $2.9 million in fiscal 2007 (of which approximately $1.4 million was recorded in the fourth quarter) and $4.8 million for fiscal 2006. These improvements were partially offset by the adverse effects of lower operating levels in fiscal 2007 compared to fiscal 2006 resulting from lower revenue levels and by increases in the cost of certain ingredients. In fiscal 2007, KK Supply Chain was adversely affected by increases in certain raw materials costs, including the cost of flour and soybean oil. The prices of these materials and the products from which they are made were volatile in fiscal 2007 and reached record highs during the year. The Company’s operating plans assume that prices of these ingredients will remain at levels above historical averages in fiscal 2008. The Company has been responding to these higher costs by raising prices to its customers and by seeking offsetting cost reductions elsewhere in the business.

   General and Administrative Expenses

     General and administrative expenses were $48.9 million, or 10.6% of total revenues, in fiscal 2007 compared to $67.7 million, or 12.5% of total revenues, in fiscal 2006. General and administrative expenses include professional fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Note 12 to the consolidated financial statements included elsewhere herein totaling approximately $9.0 million (net of estimated insurance recoveries of approximately $4.9 million) for fiscal 2007 and approximately $31.8 million (net of estimated insurance recoveries of approximately $14.4 million) for fiscal 2006. The professional fees for fiscal 2007 include a credit of approximately $2.3 million recorded in the fourth quarter of fiscal 2007 resulting from reimbursements from insurance companies of costs and expenses in excess of amounts previously estimated. The professional fees for fiscal 2007 and fiscal 2006 include approximately $3.9 million and $2.8 million, respectively, related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described in Note 16 to the consolidated financial statements appearing elsewhere herein. In addition, general and administrative expenses in fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses were 8.7% of revenues in fiscal 2007 compared to 5.9% in fiscal 2006. The increase in these costs in absolute terms and as a percentage of revenue reflects, among other things, approximately $3.4 million of stock compensation costs incurred in fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 16 to the consolidated financial statements), increased legal and other costs associated with work on the Company’s financial statements and filings with the SEC, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $21.0 million, or 4.6% of total revenues, in fiscal 2007 from $28.9 million, or 5.3% of total revenues, in fiscal 2006. The decrease in depreciation and amortization expense relates almost entirely to the Company Stores segment, in which depreciation and amortization expense declined principally due to the sale and closure of stores.

  Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $12.5 million in fiscal 2007 compared to $55.1 million in fiscal 2006, including approximately $1.1 million and $3.5 million, respectively, of goodwill impairment charges. The remaining charges in fiscal 2007 and 2006 consist principally of impairment charges related to long-

lived assets at Company stores of approximately $9.4 million and $49.7 million, respectively, and lease termination costs of approximately $1.8 million and $1.3 million, respectively. While the majority of the impairment charges relate to closed stores, in the fourth quarter of fiscal 2007, the Company also recorded approximately $3.0 million of impairment charges with respect to stores management believes are unlikely to generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The Company closed nine factory stores in fiscal 2007 and 47 factory stores in fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

   Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings,” and Note 12 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share. At the time the settlement was agreed upon, the Company’s fiscal 2006 financial statements had not been issued; accordingly, the Company charged a provision for the settlement of approximately $35.8 million against fiscal 2006 earnings, representing the estimated fair value as of late October 2006 of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings of approximately $16.0 million relating to the settlement, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company. The provision for settlement costs will be adjusted downward by $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16 to the consolidated financial statements.

   Interest Income

     Interest income was $1.6 million in fiscal 2007 compared to $1.1 million in fiscal 2006. The increase principally reflects higher invested balances in fiscal 2007 compared to fiscal 2006.

   Interest Expense

     Interest expense increased to $20.3 million in fiscal 2007 from $20.2 million in fiscal 2006. The aggregate costs, including interest, fees and amortization of deferred financing costs, associated with the Company’s credit facilities (the 2005 Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the 2005 Secured Credit Facilities) increased approximately $4.9 million during fiscal 2007 compared to fiscal 2006, principally reflecting higher interest rates and lender margin in fiscal 2007 compared to fiscal 2006. In addition, interest expense in fiscal 2006 included one-time fees and expenses of approximately $1.2 million associated with the bank credit facility prior to its retirement using proceeds of the 2005 Secured Credit Facilities, the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense in fiscal 2006 also included approximately $2.0 million of interest expense associated with Consolidated Franchisees. The Company no longer consolidates the financial statements of any franchisees, as discussed in Notes 1 and 18 to the consolidated financial statements appearing elsewhere herein.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $842,000 in fiscal 2007 compared to $4.3 million in fiscal 2006. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The fiscal 2006 losses included approximately $2.4 million of losses related to KremeKo which arose from impairment provisions associated principally with store closures. In addition, the Company’s equity in the losses of equity method franchisees has declined as a result of the Company’s sale or other disposal of these investments in fiscal 2006 and fiscal 2007, as described in Note 18 to the consolidated financial statements appearing elsewhere herein.

   Minority Interests in Results of Consolidated Franchisees

     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of Consolidated Franchisees allocable to other investors’ interests in those franchisees. In fiscal 2006, minority investors absorbed losses incurred by Glazed Investments and New England Dough totaling $4.2 million; the interests of minority investors in KremeKo and Freedom Rings previously had been reduced to zero and, accordingly, no portion of these entities’ losses was absorbed by minority interests in fiscal 2006. There were no minority interests in the results of operations of consolidated subsidiaries in fiscal 2007 because, except for Glazed Investments, the Company did not consolidate the financial statements of any less than wholly-owned subsidiaries during the year, and the minority interests in Glazed Investments had been reduced to zero in the third quarter of fiscal 2006. See Notes 1 and 18 to the consolidated financial statements appearing elsewhere herein.

   Other Income and (Expense), Net

     Other income and (expense), net in fiscal 2007 includes gains of approximately $7.3 million arising principally from the sale of the Company’s investments in Krispy Kreme Australia and Krispy Kreme UK as described in Note 18 to the consolidated financial statements appearing elsewhere herein, a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee, and approximately $1.8 million of losses on property disposals. Other income and (expense), net in fiscal 2006 consists principally of $1.8 million of gains on property disposals and approximately $300,000 of foreign currency transaction losses.

     The Company corrected immaterial errors in its property and equipment accounts by recording a charge of $570,000 in the fourth quarter of fiscal 2007. In addition, in the fourth quarter of fiscal 2007, the Company recorded a charge of approximately $800,000 to write off the carrying value of certain equipment owned by the Company located principally at franchise stores which have closed. Each of these charges is included in the $1.8 million of net losses on disposals of property and equipment for fiscal 2007.

   Provision for Income Taxes (Benefit)

     The provision for income taxes on continuing operations was an expense of $1.2 million in fiscal 2007 and a benefit of $776,000 in fiscal 2006. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes in fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements appearing elsewhere herein.

   Net Loss

     The Company incurred a net loss of $42.2 million in fiscal 2007 compared to a net loss of $135.8 million in fiscal 2006.

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

     Total revenues decreased 23.2% to $543.4 million in fiscal 2006 from $707.8 million in fiscal 2005. This decrease was comprised of a 21.6% decrease in Company Stores revenues to $398.5 million, a 25.6% decrease in Franchise revenues to $18.4 million and a 27.7% decrease in KK Supply Chain revenues to $126.5 million.

   Revenues

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding). KK Supply Chain revenues exclude intersegment sales eliminated in consolidation.

	Year Ended
	Jan. 29,	Jan. 30,
	2006	2005
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$398,450	$508,100
Franchise	18,394	24,720
KK Supply Chain	126,517	174,946
Total revenues	$543,361	$707,766

PERCENTAGE OF TOTAL REVENUES:
Company Stores	73.3%	71.8%
Franchise	3.4	3.5
KK Supply Chain	23.3	24.7
Total revenues	100.0%	100.0%

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

     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, decreased 25.6% to $18.4 million in fiscal 2006 from $24.7 million in fiscal 2005. The decline in franchise revenues reflects a decrease in royalty revenues resulting from lower sales by franchises in fiscal 2006 compared to fiscal 2005 and, to a lesser extent, reduced initial franchise fees due to fewer store openings in fiscal 2006 compared to the prior year. In addition, the Company did not recognize as revenue approximately $3.7 million of uncollected royalties which accrued during fiscal 2006 because the Company did not believe collection of these royalties was reasonably assured. Sales by franchise stores, as reported by the franchisees, were approximately $490 million in fiscal 2006 compared to approximately $561 million in fiscal 2005.

     KK Supply Chain Revenues. KK Supply Chain sales to franchise stores decreased 27.7% to $126.5 million in fiscal 2006 from $174.9 million in fiscal 2005. Lower sales at franchise stores resulted in decreased sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KK Supply Chain. In addition, reduced store expansion by franchisees in fiscal 2006 compared to the prior year resulted in lower equipment sales. Franchisees opened 13 new factory stores in fiscal 2006 compared to 36 in fiscal 2005. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 8% and 19% of KK Supply Chain revenues in fiscal 2006 and 2005, respectively.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 87.3% of revenues in fiscal 2006 compared to 84.5% of revenues in fiscal 2005. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. The estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment has been deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. However, the profit earned by KK Supply Chain on sales to Company Stores is included in KK Supply Chain operating income in the segment information in Note 17 to the consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 29,	Jan. 30,
	2006	2005
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$361,265	$448,785
Franchise	5,017	8,006
KK Supply Chain	108,309	141,490
Total direct operating expenses	$474,591	$598,281

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	90.7%	88.3%
Franchise	27.3%	32.4%
KK Supply Chain	85.6%	80.9%
Total direct operating expenses	87.3%	84.5%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 90.7% in fiscal 2006 from 88.3% in fiscal 2005, due primarily to operating inefficiencies generated by lower average weekly sales per store.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses as a percentage of Franchise revenues decreased to 27.3% in fiscal 2006 from 32.4% in fiscal 2005, primarily due to reduced provisions for uncollectible receivables and a reduction in corporate cost allocations arising from cost reductions in certain categories which are allocated, in part, to the franchise segment.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues were 85.6% in fiscal 2006 compared with 80.9% in fiscal 2005. KK Supply Chain direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $4.8 million in fiscal 2006 and approximately $10.0 million in fiscal 2005. KK Supply Chain direct operating expenses as a percentage of revenues increased principally due to the effects of fixed or semi-fixed operating costs on a reduced revenue base.

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

   Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings,” and Note 12 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company agreed to issue to the plaintiffs an estimated 1,875,000 shares of the Company’s common stock and warrants to acquire an estimated 4,400,000 shares of common stock. The Company charged a provision for the settlement of $35.8 million against fiscal 2006 earnings, representing the estimated fair value of the common stock and warrants to be issued by the Company.

   Interest Income

     Interest income was $1.1 million in fiscal 2006 compared to $775,000 in fiscal 2005. The increase principally reflects higher interest rates earned on invested balances in fiscal 2006 compared to fiscal 2005.

   Interest Expense

     Interest expense increased to $20.2 million in fiscal 2006 from $6.9 million in fiscal 2005. The aggregate costs, including interest, fees and amortization of deferred debt issuance costs, associated with the Company’s primary credit facilities (the 2005 Secured Credit Facilities and, prior to April 1, 2005, a bank credit facility which was retired using proceeds of the 2005 Secured Credit Facilities) increased approximately $12.2 million in fiscal 2006 compared to fiscal 2005. Of the $12.2 million increase, approximately $11.0 million reflects higher outstanding debt balances, interest rates, lender margin and transaction costs in fiscal 2006 compared to fiscal 2005; the remainder of the increase consists principally of one-time fees and expenses associated with the bank credit facility prior to its retirement using proceeds of the 2005 Secured Credit Facilities. In addition, interest expense in fiscal 2006 includes the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense associated with Consolidated Franchisees declined approximately $560,000 in fiscal 2006 compared to fiscal 2005, primarily due to the deconsolidation of KremeKo. Fiscal 2006 included approximately four months of KremeKo’s results of operations, while fiscal 2005 included nine months of KremeKo’s results.

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

   Provision for Income Taxes (Benefit)

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

   Loss From Continuing Operations

     The Company incurred losses from continuing operations of $135.8 million in fiscal 2006 and $157.1 million in fiscal 2005.

Liquidity and Capital Resources

     The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$22,108	$1,865	$84,921
Net cash provided by (used for) investing activities	14,045	(11,688)	(47,607)
Net cash provided by (used for) financing activities	(15,477)	138	(34,214)
Effect of exchange rate changes on cash	(1)	(10)	340
Cash balances of subsidiaries at date of consolidation	—	—	3,217
Cash balances of subsidiaries at date of deconsolidation	(1,413)	(1,011)	—
Net increase (decrease) in cash and cash equivalents	$19,262	$(10,706)	$6,657

Cash Flows from Operating Activities

     Net cash provided by operating activities was $22.1 million in fiscal 2007, $1.9 million in fiscal 2006 and $84.9 million in fiscal 2005.

     A major component of the improvement in cash provided by operating activities in fiscal 2007 compared to fiscal 2006 was a reduction in fees paid to the corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006 and a reduction in professional fees related to the investigations and litigation described in Note 12 to the consolidated financial statements appearing elsewhere herein. These fees and expenses, net of related insurance recoveries, reduced operating cash flow by $8.4 million and $26.9 million in fiscal 2007 and 2006, respectively.

     Cash provided by operating activities in fiscal 2006 and 2007 also was adversely affected by reduced operating margins and revenues compared to fiscal 2005.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $14.0 million in fiscal 2007. Net cash used for investing activities was $11.7 million in fiscal 2006 and $47.6 million in fiscal 2005.

     Cash used for capital expenditures decreased from $10.4 million in fiscal 2006 to $4.0 million in fiscal 2007 because the Company substantially eliminated store expansion early in fiscal 2006. In fiscal 2007 and 2006, the Company realized proceeds from the sale of property and equipment of $9.7 million and $7.3 million, respectively, most of which related to closed stores.

     During fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (which filed for bankruptcy protection in October 2005) and received approximately $9.6 million from the sale of its interests in franchisees in Australia and the United Kingdom and from the sale of the Company’s equity interest in another franchisee (see Note 18 to the consolidated financial statements appearing elsewhere herein).

     In addition, in fiscal 2007, the Company paid approximately $818,000 (net of a recovery of $282,000) to settle its obligations under its guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006. In fiscal 2006, the Company advanced approximately $12.2 million to franchisees in which the Company had an ownership interest, including approximately $9.3 million paid to settle the Company’s obligations under certain guarantees of indebtedness of KremeKo, then the Company’s franchisee for Central and Eastern Canada. Each of these amounts is included in “Investments in and advances to equity method franchisees” in the consolidated statement of cash flows, and the transactions are more fully described in Note 18 to the consolidated financial statements appearing elsewhere herein.

     During fiscal 2007, the Company purchased three stores from one of its franchisees for $2.9 million cash as described in Note 12 to the consolidated financial statements.

     In fiscal 2005, cash flows from investing activities primarily consisted of capital expenditures for property and equipment, the proceeds from a sale-leaseback transaction, payment of $3.6 million to acquire an additional 11% interest in Glazed Investments, and proceeds from other sales of property and equipment.

Cash Flows from Financing Activities

     Net cash used for financing activities was $15.5 million in fiscal 2007 and $34.2 million in fiscal 2005. Net cash provided by financing activities was $0.1 million in fiscal 2006.

     During fiscal 2007, financing activities included scheduled principal payments of long-term debt. In addition, pursuant to the provisions of the 2005 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein, in fiscal 2007 the Company prepaid approximately $7.6 million of the Term Loan using proceeds from the sale of certain property and equipment, and repaid an additional $3.6 million of the Term Loan using proceeds from the sale of the Company’s interest in its franchisee in the United Kingdom.

     In fiscal 2006, the Company closed the 2005 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under the credit facility existing at that time (the “2003 Credit Facility”), which was then terminated. The Company paid approximately $9.5 million of fees, costs and expenses associated with the 2005 Secured Credit Facilities. Other retirements of long-term debt in fiscal 2006 included approximately $16.2 million related to Consolidated Franchisees and payments on capital lease obligations. Cash inflows from financing activities in fiscal 2006 included a $7.7 million capital contribution to a consolidated franchisee by the minority investors in that franchisee.

     In fiscal 2005, financing activities were comprised primarily of repayment of approximately $29.5 million of indebtedness under the 2003 Credit Facility and approximately $10.5 million of debt at Glazed Investments using proceeds of a sale and leaseback transaction, partially offset by approximately $11.5 million in proceeds of long-term debt related to Consolidated Franchisees.

Other Balance Sheet Changes

     Other current assets and other accrued liabilities declined by approximately $19.6 million and $31.2 million, respectively, from January 29, 2006 to January 28, 2007. The most significant reason for the declines was the deconsolidation of the financial statements of Glazed Investments (see Notes 1 and 18 to the consolidated financial statements appearing elsewhere herein). Other current assets and other accrued liabilities at January 29, 2006 included approximately $13.0 million and $18.5 million, respectively, related to Glazed Investments which was derecognized when the Company ceased consolidation of Glazed Investments’ financial statements during the first quarter of fiscal 2007.

Business Conditions and Recent Developments

     The Company incurred net losses of $198.3 million, $135.8 million and $42.2 million in fiscal 2005, 2006 and 2007, respectively, which include non-cash impairment charges of $194.1 million, $53.7 million and $10.8 million, respectively.   In addition, fiscal 2006 and 2007 results include non-cash charges of $35.8 million and $16.0 million, respectively, related to the settlement of certain litigation described in Note 12 to the consolidated financial statements appearing elsewhere herein.  The Company has experienced a decline in revenues in each of the last three fiscal years, which reflects fewer Company stores in operation, a decline in average sales per store in fiscal 2005 and 2006, and a decline in  royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees.  Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses.

     Some measures of the Company’s performance improved in fiscal 2007. Average weekly sales per Company store rose, and cash provided by operating activities increased to $22.1 million from $1.9 million in fiscal 2006. In addition, during fiscal 2007 the Company reduced its outstanding indebtedness from $122.7 million to $107.7 million, reduced the amount of its guarantee obligations from $25.1 million to $17.2 million, and increased its cash balance from $17.0 million to $36.2 million.

     A number of events have occurred since the end of the Company’s third fiscal quarter on October 29, 2006. Among the more significant events were the final settlement of the securities class action and most elements of the shareholder derivative action and the final settlement of the ERISA class action, each of which is described in Note 12 to the consolidated finacial statements appearing elsewhere herein, which also describes unresolved contingencies facing the Company. In addition, on February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 10 to the consolidated financial statements, which provide the Company with a $110 million term loan maturing in fiscal 2014 and a $50 million revolving credit facility maturing in fiscal 2013. The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated. The rate of interest payable by the Company under the 2007 Secured Credit Facilities currently is approximately 4% per annum less than the rate of interest paid by the Company during fiscal 2007 on the 2005 Secured Credit Facilities, the term loan portion of which was scheduled to mature in April 2010.

     The financial covenants contained in the 2007 Secured Credit Facilities are described in Note 10 to the consolidated financial statements. These covenants contemplate continued improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities. Management’s operating plans for fiscal 2008 have been designed to achieve those goals, including compliance with the facilities’ financial covenants. However, there can be no assurance that the Company’s financial condition and results of operations will continue to improve.

Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements

     In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund its business. These other resources and arrangements have assumed increased importance in light of the substantially reduced cash flows provided by operations. A discussion of these capital resources and financing techniques is included below.

   Debt

     The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In fiscal 2005, the Company also provided financing to consolidated franchisees. In fiscal 2006 and 2007, management focused on reducing or eliminating the Company’s investments in franchisees and the related guarantees of franchisees’ obligations, and on restructuring the Company’s borrowing arrangements to make additional credit available to the Company to facilitate accomplishing the Company’s business restructuring initiatives.

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities consist of a $50 million revolving credit facility maturing February 2013 (the “2007 Revolver”) and a $110 million term loan facility maturing February 2014 (the “2007 Term Loan”).

The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment premiums under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company will record a pretax charge of approximately $9.6 million in the first quarter of fiscal 2008, representing the prepayment premium related to the 2005 Secured Credit Facilities and the write-off of unamortized deferred financing costs related to those facilities.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit (approximately $21.3 million as of January 28, 2007) reduces the amount available for cash borrowings under the related revolver. The Company’s outstanding letters of credit under the 2005 Secured Credit Facilities were rolled into the 2007 Secured Credit Facilities.

     Interest on borrowings under the 2007 Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 3.00% and for Alternate Base Rate- based loans is 2.00%, in each case subject to reduction if the Company achieves certain credit ratings on or before August 16, 2007. In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee of 0.50% (subject to a reduction to 0.375% based on the achievement of a specified leverage ratio) on the unused portion of the 2007 Revolver lending commitment.

     Interest on the outstanding balance of the 2007 Term Loan accrues either at LIBOR or at the Alternate Base Rate plus, in each case, the Applicable Margin. The Applicable Margin for LIBOR-based loans is 3.00% and for Alternate Base Rate-based loans is 2.00%, in each case subject to reduction if the Company achieves certain credit ratings on or before August 16, 2007.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in equal quarterly installments of $275,000 beginning April 2007 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. For the first quarter of fiscal 2008, these tests were set at 4.5 to 1.0, in the case of the consolidated leverage ratio, and 2.75 to 1.0, in the case of the consolidated interest coverage ratio. As of January 28, 2007, the Company’s consolidated leverage ratio was approximately 3.5 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.5 to 1.0, in each case computed on a pro forma basis assuming that the 2005 Credit Facilities had been refinanced with the 2007 Credit Facilities as of that date. The maximum consolidated leverage ratio for periods after the first quarter of fiscal 2008 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $21.3 million were outstanding as of January 28, 2007. The maximum additional borrowing available to the Company as of January 28, 2007, computed on a pro forma basis assuming that the 2005 Secured Credit Facilities had been refinanced with the 2007 Secured Credit Facilities as of that date, was approximately $28.7 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

     The 2007 Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     The 2007 Secured Credit Facilities require the Company, on or before May 17, 2007, to enter into hedging agreements acceptable to the lenders to mitigate the risk of rising interest rates with respect to at least 50% of the principal balance of the 2007 Term Loan for a period extending until at least February 2010.

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

Contractual Cash Obligations at January 28, 2007

     The Company’s contractual cash obligations as of January 28, 2007 are as follows:

	Payments Due In
		Less			More
		Than			Than
	Total	1	1-3	3-5	5
	Amount	Year	Years	Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities(1)	$107,066	$1,100	$2,200	$2,200	$101,566
Total interest payment obligations(2)(3)	62,805	9,220	17,994	17,880	17,711
Capital lease obligations	630	630	—	—	—
Operating lease obligations	189,493	11,436	19,904	19,428	138,725
Purchase obligations	15,857	14,088	1,769	—	—
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims	18,564	7,175	4,308	1,696	5,385
Lease termination costs	1,650	189	291	326	844
401(k) mirror plan liability	255	—	—	—	255
Total	$396,320	$43,838	$46,466	$41,530	$264,486
____________________

(1)	Represents principal payments to be made on long-term debt after giving effect to the refinancing of the Company’s secured credit facilities in February 2007.

(2)	Represents estimated interest payments to be made on long-term debt, after giving effect to the refinancing of the Company’s secured credit facilities in February 2007. Interest rates utilized to estimate interest payments for variable rate debt are based upon the forward LIBOR interest rate curve as of January 26, 2007.

(3)	Represents estimated amounts payable without reduction for any amount due to the Company pursuant to an interest rate hedge agreement. See Note 10 to the consolidated financial statements appearing elsewhere herein.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:

  Working capital and other corporate purposes

  Investments in systems and personnel

  Restructuring initiatives

  Remodeling and relocation of selected older Company stores

  Opening new Company stores in selected markets

     The Company’s capital requirements for these activities may be significant. These capital requirements will depend on many factors including the Company’s overall performance, the pace of store expansion and Company store remodels and infrastructure needs for both personnel and facilities. These capital outlays are subject to limitations contained in the 2007 Secured Credit Facilities.

Inflation

     The Company does not believe that inflation has had a material effect on its results of operations in recent years.

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

   Basis of Consolidation

     The consolidated financial statements include the accounts of KKDI and all subsidiaries where voting control rests with the Company and, from time to time, has consolidated the accounts of certain franchisees that are variable interest entities and with respect to which the Company has determined that variable interests owned by the Company absorb a majority of each entity’s expected losses, expected residual returns, or both, as each of these terms is defined in Financial Accounting Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Investments in franchisees over which the Company has the ability to exercise significant influence over operating and financial policies, and whose financial statements are not required to be consolidated under FIN 46(R), are accounted for using the equity method of accounting. Management’s judgments regarding the Company’s level of influence or control over each franchisee in which it has an investment and the extent to which variable interests owned by the Company absorb a majority of the franchisee’s expected losses or expected residual returns affect management’s decisions about which investments are consolidated and which are accounted for using the equity method.

   Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix, coffee and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During the three years in the period ended January 28, 2007, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units and affect the recorded balances of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balances of goodwill in the future could be affected by impairment charges. Impairment analyses of goodwill in fiscal 2007, 2006 and 2005 resulted in impairment charges of approximately $1.1 million, $3.5 million and $131.6 million, respectively. As of January 28, 2007, the remaining goodwill had a carrying value of $28.1 million.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In fiscal 2007, 2006 and 2005, the Company recorded impairment charges related to long-lived assets totaling approximately $9.4 million, $49.7 million and $26.0 million, respectively. Additional impairment charges may be reflected in years after fiscal 2007 related to store closure decisions made in such years.

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

   Income Taxes

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets as required under FAS 109, “Accounting for Income Taxes.” At January 28, 2007, the Company has recorded a valuation allowance against deferred income tax assets of $134.3 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative losses realized by the Company that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

   Guarantee Liabilities

     The Company has guaranteed a portion of loan and lease obligations of certain franchisees in which the Company owns an interest. To the extent such guarantees relate to franchisees whose financial statements are consolidated with those of the Company, the guaranteed indebtedness is included in the Company’s consolidated balance sheet and the guaranteed lease obligations are included in the disclosure of the Company’s lease obligations. For guarantees related to franchisees accounted for using the equity method, the Company assesses the likelihood of making any payments under the guarantees and records liabilities for the present value of any anticipated payments. No liability for the guarantees related to equity method franchisees was recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of January 28, 2007, the Company has recorded liabilities of approximately $450,000 related to such guarantees, which totaled approximately $17.2 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

   Investments in Franchisees

     The Company has investments in certain Equity Method Franchisees. While the Company believes that the recorded amounts of such investments are realizable, these franchisees typically are startup businesses without a history of successful operations, and the value of the Company’s investments in the franchisees cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. As of January 28, 2007, the Company’s investment in Equity Method Franchisees was approximately $3.2 million.

   Stock-Based Compensation

     In the first quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that stock awards, including stock options, granted to employees and which ultimately vest be recognized as compensation expense based on their fair value at the grant date. Because options granted to employees differ from options on the Company’s common shares traded in the financial markets, the Company cannot determine the fair value of options granted to employees based on observed market prices. Accordingly, the Company estimates the fair value of stock options subject only to service conditions using the Black-Scholes option valuation model, which requires inputs including interest rates, expected dividends, volatility measures and employee exercise behavior patterns. Some of the inputs the Company uses are not market-observable and must be estimated. The fair value of stock options which contain market conditions as well as service conditions is estimated using Monte Carlo simulation techniques. In addition, the Company must estimate the number of awards which ultimately will vest, and periodically adjust such estimates to reflect actual vesting events. Use of different estimates and assumptions would produce different option values, which in turn would affect the amount of compensation expense recognized.

     The Black-Scholes model is capable of considering the specific features included in the options granted to the Company’s employees that are subject only to service conditions. However, there are other models which could be used to estimate their fair value, and techniques other than Monte Carlo simulation could be used to estimate the value of stock options which are subject to both service and market conditions. If the Company were to use different models, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using different valuation models could have a significant impact on the fair value of employee stock options.

   Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

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

     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2008. Any difference in the liability for uncertain tax positions computed as of the first day of fiscal 2008 under the provisions of FIN 48 and the amount of such liability reflected in the accompanying balance sheet as of January 28, 2007 will be reported as an adjustment to the opening balance of accumulated deficit for fiscal 2008. Management currently is evaluating the effects on the Company’s consolidated financial statements of adoption of FIN 48. While management has not completed that evaluation, management currently does not expect adoption of FIN 48 will have a material effect on the Company’s financial position or results of operations.

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

     As of January 28, 2007, the Company had approximately $107.7 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $325,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.

     Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk historically has been minor. The Company’s investment in its franchisee operating in Mexico and the Company’s operations in Canada expose the Company to exchange rate risk. The Company historically has not attempted to hedge these exchange rate risks.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s option contracts and unassigned commodity futures contracts as of January 28, 2007, all of which mature in fiscal 2008, is set forth in the table below.

			Aggregate
		Weighted	Contract	Aggregate
		Average Contract	Amount	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	280,000 bu.	$4.865/bu.	$1,362	$32
Coffee	75,000 lbs.	$1.227/lb.	92	(1)
				$31

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of the Company’s anticipated future commodity requirements that is subject to such contracts varies from time to time. Recently, prices for wheat and soy have been near all-time highs and dairy prices have risen. Continued high prices or further adverse changes in commodity prices that the Company cannot fully hedge could adversely affect the Company’s profitability and liquidity.

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients.

	Approximate		Approximate		Approximate annual
	anticipated fiscal 2008		range of prices	Hypothetical price	effect of hypothetical
Ingredient	purchases		paid in fiscal 2007	increase	price increase
	(In thousands)				(In thousands)
Flour	110,000	lbs.	$0.125 - $0.155/lb.	$0.01/lb.	$1,100
Shortening	55,000	lbs.	$0.260 - $0.355/lb.	$0.01/lb.	550
Sugar	80,000	lbs.	$0.285 - $0.290/lb.	$0.01/lb.	800

     The range of prices paid for fiscal 2007 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the range of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	62
Consolidated balance sheets as of January 28, 2007 and January 29, 2006	65
Consolidated statement of operations for each of the three years in the period
ended January 28, 2007	66
Consolidated statement of cash flows for each of the three years in the period
ended January 28, 2007	67
Consolidated statement of changes in shareholders’ equity for each of the three years in the period
ended January 28, 2007	68
Notes to financial statements	69
Financial statement schedule:
For each of the three years in the period ended January 28, 2007:
Schedule I — Condensed Financial Information of Registrant	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

We have completed integrated audits of Krispy Kreme Doughnuts, Inc.’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of January 28, 2007, and an audit of its 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries at January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for share-based payments as of January 30, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of January 28, 2007, because the Company did not maintain an effective control environment, including a formal enterprise risk assessment process, formalized lines of communication among legal, finance and operations personnel, maintenance of written accounting policies and procedures and monitoring the appropriateness of user access and segregation of duties related to financial applications; the Company also did not maintain effective control over its financial closing and reporting processes, including controls to ensure that journal entries were reviewed and approved; the Company also did not maintain effective control over its accounting for equity method franchisees, accrued expenses, leases, property and equipment, and the completeness and accuracy of certain franchisee revenue, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness have been identified and included in management’s assessment as of January 28, 2007.

The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to the Company’s control environment:

  The Company did not establish a formal enterprise risk assessment process.
  The Company did not formalize lines of communication among legal, finance and operations personnel. Specifically, procedures were not designed and in place to ensure sharing of financial information within and across the Company’s corporate and divisional offices and other operating facilities such that significant issues are brought to the attention of appropriate level of accounting and financial reporting personnel.
  The Company did not maintain certain written accounting policies and procedures including those over critical accounting policies.
  The Company did not have an effective process for monitoring the appropriateness of user access and segregation of duties related to financial applications.

These control environment material weaknesses contributed to the material weaknesses described below.

The Company did not maintain effective control over its financial closing and reporting processes. Specifically, the following material weaknesses were identified:

  The Company did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, effective controls were not designed and in place to ensure that journal entries were reviewed and approved to ensure the completeness, accuracy and validity of the entries recorded.
  The Company did not maintain effective controls to ensure the completeness and accuracy of the Company’s accounting for equity method franchisees in accordance with GAAP.
  The Company did not design and maintain effective controls to ensure that accrued expenses, including accruals for legal and professional fees, were complete and accurate in accordance with GAAP.

The Company did not maintain effective controls over the completeness and accuracy of certain franchisee revenue. Specifically, effective controls were not designed and in place to ensure that revenue was recognized in the proper period for sales of equipment to franchisees in connection with new store openings.

The Company did not maintain effective controls over the completeness and accuracy of their accounting for lease related assets, liabilities and expenses. Specifically, the Company’s controls over the application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, accrued rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were completely and accurately accounted for in conformity with GAAP.

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

These control deficiencies contributed to the previously reported restatement of the Company’s consolidated financial statements for fiscal 2003 and fiscal 2004 and all quarterly periods in fiscal 2004 and the first three quarters of fiscal 2005. Management has concluded that each of the control deficiencies above could result in a misstatement of account balances or disclosures that would be material to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies listed above constitutes a material weakness as of January 28, 2007.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
April 12, 2007

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,242	$16,980
Receivables	26,769	26,677
Accounts and notes receivable — equity method franchisees	834	12,151
Inventories	21,006	23,761
Insurance recovery receivable	34,967	34,967
Deferred income taxes	—	848
Other current assets	12,000	31,641
Total current assets	131,818	147,025
Property and equipment	168,654	205,579
Non-current portion of notes receivable — equity method franchisees	—	42
Investments in equity method franchisees	3,224	8,601
Goodwill and other intangible assets	28,934	30,291
Deferred income taxes	20	—
Other assets	16,842	19,317
Total assets	$349,492	$410,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$54
Current maturities of long-term debt	1,730	4,432
Book overdraft	—	60
Accounts payable	7,874	8,897
Accrued litigation settlement	86,772	70,800
Deferred income taxes	20	—
Other accrued liabilities	38,474	69,676
Total current liabilities	134,870	153,919
Long-term debt, less current maturities	105,966	118,241
Deferred income taxes	—	848
Other long-term obligations	29,694	29,176
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and
outstanding	—	—
Common stock, no par value; 300,000 shares authorized; 62,670 and 61,841 shares
issued and outstanding	310,942	298,255
Accumulated other comprehensive income	1,266	1,426
Accumulated deficit	(233,246)	(191,010)
Total shareholders’ equity	78,962	108,671
Total liabilities and shareholders’ equity	$349,492	$410,855

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$461,195	$543,361	$707,766
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	389,379	474,591	598,281
General and administrative expenses	48,860	67,727	55,301
Depreciation and amortization expense	21,046	28,920	31,934
Impairment charges and lease termination costs	12,519	55,062	161,847
Settlement of litigation	15,972	35,833	—
Operating (loss)	(26,581)	(118,772)	(139,597)
Interest income	1,627	1,110	775
Interest expense	(20,334)	(20,211)	(6,875)
Equity in (losses) of equity method franchisees	(842)	(4,337)	(1,622)
Minority interests in results of consolidated franchisees	—	4,181	6,249
Other income and (expense), net	5,105	1,493	(6,310)
(Loss) from continuing operations before income taxes	(41,025)	(136,536)	(147,380)
Provision for income taxes (benefit)	1,211	(776)	9,674
(Loss) from continuing operations	(42,236)	(135,760)	(157,054)
Discontinued operations, including income tax effects	—	—	(40,054)
(Loss) before cumulative effect of change in accounting principle	(42,236)	(135,760)	(197,108)
Cumulative effect of change in accounting principle, net of income
taxes	—	—	(1,231)
Net (loss)	$(42,236)	$(135,760)	$(198,339)

(Loss) per common share — basic:
(Loss) from continuing operations	$(.68)	$(2.20)	$(2.55)
Discontinued operations	—	—	(.65)
Cumulative effect of change in accounting principle	—	—	(.02)
Net (loss)	$(.68)	$(2.20)	$(3.22)

(Loss) per common share — diluted:
(Loss) from continuing operations	$(.68)	$(2.20)	$(2.55)
Discontinued operations	—	—	(.65)
Cumulative effect of change in accounting principle	—	—	(.02)
Net (loss)	$(.68)	$(2.20)	$(3.22)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(42,236)	$(135,760)	$(198,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,046	28,920	31,982
Deferred income taxes	(12)	(1,888)	10,117
Impairment charges	10,762	53,734	194,100
Settlement of litigation	15,972	35,833	—
Cumulative effect of change in accounting principle	—	—	1,231
Accrued rent expense	1,029	374	3,220
(Gain) loss on disposal of property and equipment	1,786	(1,807)	4,439
(Gain) on sale of interests in equity method franchisees	(7,308)	—	—
Share-based compensation	9,849	6,862	4
Provision for doubtful accounts	3,390	6,033	13,801
Amortization of deferred financing costs	2,925	2,544	252
Minority interests in results of consolidated franchisees	—	(4,181)	(6,249)
Equity in losses of equity method franchisees	842	4,337	1,622
Cash distributions from equity method franchisees	—	453	2,003
Other	407	295	1,354
Change in assets and liabilities:
Receivables	501	2,252	8,400
Inventories	2,558	4,123	2,141
Other current and non-current assets	6,850	(2,971)	(4,056)
Income taxes refundable	—	—	7,973
Accounts payable and accrued liabilities	(9,054)	435	8,278
Other long-term obligations	2,801	2,277	2,648
Net cash provided by operating activities	22,108	1,865	84,921
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,005)	(10,381)	(74,308)
Proceeds from sales of assets leased back	—	—	20,217
Proceeds from other disposals of property and equipment	9,663	7,330	8,443
Acquisition of franchisees and interests therein, net of cash acquired	—	428	(3,618)
Investments in and advances to equity method franchisees	(818)	(12,219)	(3,471)
Recovery of investments in and advances to franchise investee	2,500	2,542	—
Proceeds from sale of interests in equity method franchisees	9,591	—	—
Acquisition of stores from franchisee	(2,900)	—	—
Issuance of notes receivable	—	—	(724)
Collection of notes receivable	—	—	4,139
Decrease in other assets	14	612	1,715
Net cash provided by (used for) investing activities	14,045	(11,688)	(47,607)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	2,984	2,274	—
Repayment of short-term debt	(3,038)	(2,220)	—
Issuance of long-term debt	—	120,000	12,164
Repayment of long-term debt	(14,936)	(108,475)	(49,332)
Net borrowings (repayments) on revolving credit lines	—	(1,606)	1,606
Deferred financing costs	(427)	(9,472)	(386)
Proceeds from exercise of stock options	—	154	1,175
Net change in book overdraft	(60)	(8,420)	357
Collection of notes receivable secured by common stock	—	197	186
Cash received from minority interests	—	7,706	16
Net cash provided by (used for) financing activities	(15,477)	138	(34,214)
Effect of exchange rate changes on cash	(1)	(10)	340
Cash balances of subsidiaries at date of consolidation	—	—	3,217
Cash balances of subsidiaries at date of deconsolidation	(1,413)	(1,011)	—
Net increase (decrease) in cash and cash equivalents	19,262	(10,706)	6,657
Cash and cash equivalents at beginning of year	16,980	27,686	21,029
Cash and cash equivalents at end of year	$36,242	$16,980	$27,686
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$—	$5,979

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
					Comprehensive	Earnings
	Common	Common	Unearned	Notes	Income	(Accumulated
	Shares	Stock	Compensation	Receivable	(Loss)	(Deficit)	Total
	(In thousands)
BALANCE AT FEBRUARY 1, 2004	61,286	294,477	(62)	(383)	(712)	143,089	436,409
Comprehensive income (loss):
Net (loss) for the year ended
January 30, 2005						(198,339)	(198,339)
Foreign currency translation
adjustment, net of income taxes of
$620					876		876
Unrealized gain from cash flow
hedge, net of income taxes of
$412					632		632
Total comprehensive (loss)							(196,831)
Exercise of stock options	472	1,175					1,175
Amortization of restricted shares			45				45
Cancellation of restricted shares	(2)	(41)					(41)
Collection of notes receivable secured by
common stock				186			186
BALANCE AT JANUARY 30, 2005	61,756	295,611	(17)	(197)	796	(55,250)	240,943
Comprehensive income (loss):
Net (loss) for the year ended
January 29, 2006						(135,760)	(135,760)
Foreign currency translation
adjustment, net of income tax
benefit of $168					(183)		(183)
Unrealized gain from cash flow
hedge, net of income taxes of
$531					813		813
Total comprehensive (loss)							(135,130)
Correction of errors in accounting for
stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	86	154					154
Amortization of restricted shares			5				5
Cancellation of restricted shares	(1)	(18)	12				(6)
Collection of notes receivable secured by
common stock				197			197
BALANCE AT JANUARY 29, 2006	61,841	298,255	—	—	1,426	(191,010)	108,671
Comprehensive income (loss):
Net (loss) for the year ended
January 28, 2007						(42,236)	(42,236)
Foreign currency translation
adjustment, net of income tax
benefit of $58					(267)		(267)
Unrealized gain from cash flow
hedge, net of income taxes
of $70					107		107
Total comprehensive (loss)							(42,396)
Issuance of common stock warrant		6,700					6,700
Share-based compensation	831	5,987					5,987
Cancellation of restricted shares	(2)
BALANCE AT JANUARY 28, 2007	62,670	$310,942	$ —	$ —	$1,266	$(233,246)	$78,962

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

     The Company also consolidated the financial statements of Freedom Rings, LLC (“Freedom Rings”) and Glazed Investments, LLC (“Glazed Investments”), less than wholly-owned subsidiaries in which the Company had a controlling financial interest, as required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries,” as well as the financial statements of KremeKo, Inc. (“KremeKo”) and New England Dough, LLC (“New England Dough”), pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).

     The Company consolidated the financial statements of Freedom Rings from its inception in March 2001 and consolidated the financial statements of Glazed Investments from August 22, 2002, the date on which the Company acquired a controlling financial interest in Glazed Investments. The Company began consolidating the financial statements of KremeKo and New England Dough upon the Company’s adoption of FIN 46(R) effective May 2, 2004. Prior to that date, the Company accounted for its investments in KremeKo and New England Dough using the equity method. FIN 46(R) requires the Company to assess its investments in franchisees and determine if the franchisees are variable interest entities (“VIEs”), which typically are entities that are controlled through means other than ownership of common stock. For franchisees that are VIEs, the Company must determine whether variable interests owned by the Company absorb a majority of the VIE’s expected losses and expected residual returns, and then consolidate the financial statements of those VIEs with respect to which the Company’s variable interests absorb a majority of those expected losses or returns.

     Freedom Rings, Glazed Investments, KremeKo and New England Dough are hereinafter sometimes referred to as “Consolidated Franchisees.” The Company ceased consolidating the financial statements of KremeKo, Freedom Rings and Glazed Investments in May 2005, October 2005 and February 2006, respectively, after these entities filed for bankruptcy as described in Note 18. New England Dough ceased operations in December 2005. As a result, as of February 2006, the Company had no investments in franchisees whose financial statements were consolidated with those of the Company.

     Investments in entities over which the Company has the ability to exercise significant influence, and whose financial statements are not required to be consolidated, are accounted for using the equity method. These entities typically are 20% to 50% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.” Pursuant to an application made by the Company, on April 15, 2005, KremeKo filed for bankruptcy protection; the Company discontinued consolidation of KremeKo’s financial statements with those of the Company as a consequence of the filing. Because the Company reacquired control of the KremeKo business by purchasing its assets from the KremeKo bankruptcy estate, the Company has accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     The results of operations of Consolidated Franchisees (except for Freedom Rings) and the Company’s share of income or loss from Equity Method Franchisees are reflected in the Company’s results of operations on a one-month lag.

     Intercompany profits associated with sales of equipment to Equity Method Franchisees are eliminated to the extent of the Company’s ownership in those entities. The Company eliminates 100% of the intercompany profit on sales of inventory to Equity Method Franchisees.

     All significant intercompany accounts and transactions are eliminated in consolidation. Interests of other investors in Consolidated Franchisees were reflected in the consolidated balance sheet and consolidated statement of operations as minority interests.

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

  Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees for new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received.

  KK Supply Chain revenue is derived from the sale of doughnut-making equipment, doughnut mix, coffee and supplies needed to operate a doughnut store. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if the Company is responsible for the installation, and otherwise upon shipment of the equipment. Revenues for the sale

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of doughnut mix, coffee and supplies are recognized upon delivery to the customer or, in the case of franchisees located outside North America, when the goods are loaded on the transport vessel at the U.S. port.

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Each of fiscal 2007, 2006 and 2005 contained 52 weeks.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the value of identifiable net assets acquired in business combinations. Goodwill has an indefinite life and is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate the carrying amount of the asset may be impaired. Such impairment testing is performed for each reporting unit (as that term is defined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”) to which goodwill has been assigned.

     Other intangible assets consist of recipes and franchise rights reacquired in acquisitions of franchisees. The Company has determined that reacquired franchise rights have indefinite lives and are not subject to amortization. Recipes have a definite life and were amortized on a straight-line basis over 10 years. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired. Intangible assets that are not indefinite-lived are reviewed for impairment whenever events or circumstances indicate the carrying amount of the assets may be impaired.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Financial instruments are reflected in the financial statements at carrying amounts which approximate fair value.

     ADVERTISING COSTS. All costs associated with advertising and promoting products are expensed as incurred.

     STORE OPENING COSTS. Store opening costs are expensed as incurred. Direct store opening costs were $449,000 and $2,752,000 in fiscal 2006 and 2005, respectively. The Company opened no stores in fiscal 2007.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Numerator: (loss) from continuing operations	$(42,236)	$(135,760)	$(157,054)
Denominator:
Basic earnings per share-weighted average shares
outstanding	61,871	61,807	61,626
Diluted earnings per share-weighted average shares
outstanding	61,871	61,807	61,626

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share in fiscal 2007, 2006 and 2005 because the Company incurred a net loss in each year and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. Effective January 30, 2006 (the first day of fiscal 2007), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment (“SBP”) awards, including stock options. Prior to fiscal 2007, the Company accounted for SBP awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See Note 16 for additional information regarding share-based compensation and adoption of FAS 123(R).

     CORRECTION OF ACCOUNTING ERRORS RELATED TO STOCK-BASED COMPENSATION. In connection with the preparation of its fiscal 2006 consolidated financial statements, the Company performed certain procedures with respect to grants of stock options in prior fiscal years.

     In performing such procedures, the Company identified certain grants of stock options with respect to which the Company was unable to substantiate that the grant date specified in the options was the appropriate date on which compensation cost should have been measured under APB 25. Each of the stock options was dated August 2, 2000 and had an exercise price equal to the closing price of the Company’s common stock on that date. The closing price on August 2, 2000 was the lowest closing price of the Company’s common stock during the fiscal quarter. Because the Company was unable to substantiate August 2, 2000 as the measurement date, the Company considered all available relevant information and concluded that it should use September 12, 2000, the date on which the optionees were informed of the principal terms of the grants, as the measurement date.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     These grants were made principally to three new non-employee members of the board of directors. The Company is aware of no evidence which suggests the optionees influenced the selection of the grant date, were aware of how August 2, 2000 was selected by the Company as the grant date, or believed the Company’s accounting for such options to be improper.

     The Company concluded that the stock-based compensation amounts were not material either quantitatively or qualitatively to the Company’s consolidated financial statements in the affected periods and were not material to the fiscal 2006 consolidated financial statements. Accordingly, the Company corrected the error by recording the approximately $4.0 million aggregate charge to earnings in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.

     The Company’s income tax returns for certain years currently are under examination by the Internal Revenue Service as described in Note 15. In connection with that examination, the Company determined that certain income tax deductions related to exercises of stock options reflected in its fiscal 2004 tax return were overstated. The Company accounted for the tax benefit of such deductions as a deferred income tax asset, with a corresponding credit to common stock, in fiscal 2004. These accounting entries constituted errors because the Company was not entitled to the related income tax deductions. In fiscal 2005, the Company established a valuation allowance against its deferred income tax assets via a charge to earnings, and such charge was overstated as a consequence of the fiscal 2004 error related to the tax benefit of stock option exercises. Because the Company concluded that these amounts were not material to the Company’s consolidated financial statements in the affected periods, and were not material to the fiscal 2006 consolidated financial statements, the Company corrected the errors by recording an approximately $1.5 million charge to common stock and a corresponding credit to the provision for income taxes in the first quarter of fiscal 2006 rather than restating prior periods’ consolidated financial statements.

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of leases and indebtedness of franchisees. Wholesale receivables are primarily from grocery and convenience stores. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2007, 2006 and 2005, no customer accounted for more than 10% of company-owned stores’ revenues. The Company’s two largest wholesale customers collectively accounted for approximately 10.2%, 10.3% and 11.4% of company-owned stores’ revenues in fiscal 2007, 2006 and 2005, respectively. Accounts receivable for the two largest wholesale customers collectively accounted for approximately 20.9% and 23.5% of wholesale doughnut customer trade receivables at January 28, 2007 and January 29, 2006, respectively. All of the foregoing percentages are computed based upon Company Stores segment revenues and receivables exclusive of sales and receivables of Consolidated Franchisees; revenues of Consolidated Franchisees accounted for 1.0%, 19.3% and 21.8% of total Company Stores revenues in fiscal 2007, 2006 and 2005, respectively, and receivables of Consolidated Franchisees accounted for 16.3% of wholesale doughnut customer trade receivables at January 29, 2006 (there were no Consolidated Franchisees at January 28, 2007).

     The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan and lease guarantees and records liabilities for the present value of any payments the Company considers probable. See Notes 3 and 18 for additional information regarding receivables from franchisees, including Equity Method Franchisees, and regarding loan and lease guarantees.

     SELF-INSURANCE RISKS. The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for these self-insurance costs, the amounts of which are

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined using actuarial methods which evaluate open claims and take into consideration estimated loss development exposure. The Company records receivables from the insurance carriers for amounts estimated to be recovered under the stop-loss insurance policies. The Company provides health and medical benefits to eligible employees, and purchases stop-loss insurance from commercial insurance carriers which pays covered medical costs in excess of a specified annual amount incurred by each claimant.

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

     FOREIGN CURRENCY TRANSLATION. The Company has an ownership interest in its franchisee in Mexico and has operations in Canada. The functional currency of each of these operations is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenues, expenses and the Company’s equity in the earnings or losses of the franchisee are translated using the average exchange rates for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are included in “Other income and (expense), net” in the accompanying consolidated statement of operations.

     COMPREHENSIVE INCOME. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under FAS 130 are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of shareholders’ equity, and are summarized in the following table:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Accumulated other comprehensive income:
Unrealized gain on cash flow hedges, including amounts related to Equity
Method Franchisees	$312	$135
Cumulative foreign currency translation adjustments	1,897	2,222
	2,209	2,357
Less: deferred income taxes	(943)	(931)
	$1,266	$1,426

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

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

     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2008. Any difference in the liability for uncertain tax positions computed as of the first day of fiscal 2008 under the provisions of FIN 48 and the amount of such liability reflected in the accompanying balance sheet as of January 28, 2007 will be reported as an adjustment to the opening balance of accumulated deficit for fiscal 2008. Management currently is evaluating the effects on the Company’s consolidated financial statements of adoption of FIN 48. While management has not completed that evaluation, management currently does not expect adoption of FIN 48 will have a material effect on the Company’s financial position or results of operations.

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

Note 2 – Business Conditions and Recent Developments

     The Company incurred net losses of $198.3 million, $135.8 million and $42.2 million in fiscal 2005, 2006 and 2007, respectively, which include non-cash impairment charges of $194.1 million, $53.7 million and $10.8 million, respectively.   In addition, fiscal 2006 and 2007 results include non-cash charges of $35.8 million and $16.0 million,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively, related to the settlement of certain litigation described in Note 12.  The Company has experienced a decline in revenues in each of the last three fiscal years, which reflects fewer Company stores in operation, a decline in average sales per store in fiscal 2005 and 2006, and a decline in  royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees.  Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses.

     Some measures of the Company’s performance improved in fiscal 2007.  Average weekly sales per Company store rose, and cash provided by operating activities increased to $22.1 million from $1.9 million in fiscal 2006.  In addition, during fiscal 2007 the Company reduced its outstanding indebtedness from $122.7 million to $107.7 million, reduced the amount of its guarantee obligations from $25.1 million to $17.2 million, and increased its cash balance from $17.0 million to $36.2 million.

     A number of events have occurred since the end of the Company’s third fiscal quarter on October 29, 2006.  Among the more significant events were the final settlement of the securities class action and most elements of the shareholder derivative action and the final settlement of the ERISA class action, each of which is described in Note 12, which also describes unresolved contingencies facing the Company.  In addition, on February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 10, which provide the Company with a $110 million term loan maturing in fiscal 2014 and a $50 million revolving credit facility maturing in fiscal 2013.  The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated.  The rate of interest payable by the Company under the 2007 Secured Credit Facilities currently is approximately 4% per annum less than the rate of interest paid by the Company during fiscal 2007 on the 2005 Secured Credit Facilities, the term loan portion of which was scheduled to mature in April 2010.

     The financial covenants contained in the 2007 Secured Credit Facilities are described in Note 10.  These covenants contemplate continued improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities.  Management’s operating plans for fiscal 2008 have been designed to achieve those goals, including compliance with the facilities’ financial covenants. However, there can be no assurance that the Company’s financial condition and results of operations will continue to improve.

Note 3 — Receivables

     The components of receivables are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Trade receivables:
Wholesale doughnut customers	$15,091	$17,667
Unaffiliated franchisees	13,927	21,515
Current portion of notes receivable	496	1,151
Less — allowance for doubtful accounts	(2,745)	(13,656)
	$26,769	$26,677
Receivables from Equity Method Franchisees (Notes 1 and 18):
Trade	$3,719	$10,664
Current portion of notes receivable	18	4,647
Less — allowance for doubtful accounts	(2,903)	(3,160)
	$834	$12,151
Non-current portion of notes receivable from Equity Method Franchisees
(Notes 1 and 18)	$—	$42

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$13,656	$11,379	$1,265
Provision for doubtful accounts	1,836	3,978	12,696
Reserves associated with acquired businesses	—	41	—
Effects of deconsolidation of subsidiaries	(115)	(132)	—
Chargeoffs	(12,632)	(1,610)	(2,582)
Balance at end of year	$2,745	$13,656	$11,379
Allowance for doubtful accounts related to Equity Method
Franchisees:
Balance at beginning of year	$3,160	$1,105	$—
Provision for doubtful accounts	1,554	2,055	1,105
Chargeoffs	(1,811)	—	—
Balance at end of year	$2,903	$3,160	$1,105

Note 4 — Inventories

     The components of inventories are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Raw materials	$6,998	$7,009
Work in progress	33	18
Finished goods	4,996	4,717
Purchased merchandise	8,872	11,853
Manufacturing supplies	107	164
	$21,006	$23,761

Note 5 — Other Current Assets

     Other current assets are composed of the following:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Assets held for sale, including $13,005 related to Glazed Investments at
January 29, 2006 (Note 18)	$5,156	$18,224
Other receivables	895	972
Receivables from directors’ and officers’ insurance carriers	762	7,931
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 8, 9 and 11)	665	145
Prepaid expenses and other	4,522	4,369
	$12,000	$31,641

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment

     Property and equipment consists of the following:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Land	$19,161	$25,539
Buildings	100,784	108,485
Leasehold improvements	18,848	20,235
Machinery and equipment	123,285	132,241
Construction in progress	360	592
	262,438	287,092
Less: accumulated depreciation	(93,784)	(81,513)
	$168,654	$205,579

     Machinery and equipment includes assets leased under capital leases having a net book value of approximately $630,000 and $3.3 million at January 28, 2007 and January 29, 2006, respectively. Depreciation expense was $20.3 million, $27.9 and $30.9 million in fiscal 2007, 2006 and 2005, respectively.

Note 7 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Indefinite-lived intangible assets:
Goodwill (by segment):
Franchise	$23,496	$23,496
Company Stores	4,598	5,472
KK Supply Chain	—	213
	28,094	29,181
Reacquired franchise rights associated with Company Stores	840	960
	28,934	30,141
Definite-lived intangible assets:
Recipes	—	150
	$28,934	$30,291

     During fiscal 2007, the Company recorded impairment provisions of $1.1 million and $120,000 to reduce the carrying value of goodwill and reacquired franchise rights, respectively, to their estimated fair values. The goodwill impairment charge reflects a reduction in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments. The fair values of those reporting units are estimated using the present value of expected future cash flows. The impairment charges for reacquired franchise rights resulted from decisions to close stores to which the reacquired franchise rights relate. In addition, in fiscal 2007 the Company recorded an impairment charge to reduce the carrying value of certain recipes to zero as a result of a decision to discontinue the related products.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Other Assets

     The components of other assets are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Deferred financing costs, net of accumulated amortization	$5,519	$7,827
Non-current portion of claims against insurance carriers related to
self-insurance programs (Notes 1, 5, 9 and 11)	4,276	1,614
Deposits	1,408	1,355
Computer software, net of accumulated amortization	1,060	1,815
Fair value of interest rate hedge	729	698
Non-current portion of notes receivable from unaffiliated franchisees	308	643
401(k) mirror plan assets (Notes 11 and 20)	255	214
Insurance recovery receivable (Notes 11 and 12)	—	4,750
Other	3,287	401
	$16,842	$19,317

Note 9 — Other Accrued Liabilities

     The components of other accrued liabilities are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Current portion of self-insurance claims, principally worker’s compensation
(Notes 1, 5, 8 and 11)	$7,175	$6,070
Accrued interest	4,222	3,860
Accrued vacation pay	4,192	4,015
Accrued compensation	3,891	2,872
Accrued professional fees	3,880	17,274
Accrued taxes, other than income	3,336	3,911
Customer deposits	2,742	787
Accrued charitable contributions	1,657	1,757
Current portion of deferred franchise fee revenue	944	367
Current portion of lease termination costs (Notes 11 and 13)	189	282
Accrued liabilities of Glazed Investments (Note 18)	—	18,513
Deferred gain on sale of investment in Krispy Kreme Australia Pty Limited
(Note 18)	—	3,304
Accrued cost of warrant issued in exchange for services (Note 16)	—	2,838
Other	6,246	3,826
	$38,474	$69,676

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 — Long Term Debt and Lease Commitments

      Long-term debt and capital lease obligations consist of the following:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
2005 Secured Credit Facilities (refinanced in February 2007)	$107,066	$119,400
Capital lease obligations	630	3,273
	107,696	122,673
Less: current maturities	(1,730)	(4,432)
	$105,966	$118,241

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table presents maturities of long-term debt and capital lease obligations, as adjusted to reflect the refinancing of the 2005 Secured Credit Facilities in February 2007:

Fiscal Year	(In thousands)
2008	$1,730
2009	1,100
2010	1,100
2011	1,100
2012	1,100
Thereafter	101,566
$107,696

   2007 Secured Credit Facilities

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities consist of a $50 million revolving credit facility maturing February 2013 (the “2007 Revolver”) and a $110 million term loan facility maturing February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment premiums under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company will record a pretax charge of approximately $9.6 million in the first quarter of fiscal 2008, representing the prepayment premium related to the 2005 Secured Credit Facilities and the write-off of unamortized deferred financing costs related to those facilities.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit (approximately $21.3 million as of January 28, 2007) reduces the amount available for cash borrowings under the related revolver. The Company’s outstanding letters of credit under the 2005 Secured Credit Facilities were rolled into the 2007 Secured Credit Facilities.

     Interest on borrowings under the 2007 Revolver is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 3.00% and for Alternate Base Rate-based loans is 2.00%, in each case subject to reduction if the Company achieves certain credit ratings on or before August 16, 2007. In addition, the Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee of 0.50% (subject to a reduction to 0.375% based on the achievement of a specified leverage ratio) on the unused portion of the 2007 Revolver lending commitment.

     Interest on the outstanding balance of the 2007 Term Loan accrues either at LIBOR or at the Alternate Base Rate plus, in each case, the Applicable Margin. The Applicable Margin for LIBOR-based loans is 3.00% and for Alternate Base Rate-based loans is 2.00%, in each case subject to reduction if the Company achieves certain credit ratings on or before August 16, 2007.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in equal quarterly installments of $275,000 beginning April 2007 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. For the first quarter of fiscal 2008, these tests were set at 4.5 to 1.0, in the case of the consolidated leverage ratio, and 2.75 to 1.0, in the case of the consolidated interest coverage ratio. As of January 28, 2007, the Company’s consolidated leverage ratio was approximately 3.5 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.5 to 1.0, in each case computed on a pro forma basis assuming that the 2005 Credit Facilities had been refinanced with the 2007 Credit Facilities as of that date. The maximum consolidated leverage ratio for periods after the first quarter of fiscal 2008 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $21.3 million were outstanding as of January 28, 2007. The maximum additional borrowing available to the Company as of January 28, 2007, computed on a pro forma basis assuming that the 2005 Secured Credit Facilities had been refinanced with the 2007 Secured Credit Facilities as of that date, was approximately $28.7 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The 2007 Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     The 2007 Secured Credit Facilities require the Company, on or before May 17, 2007, to enter into hedging agreements acceptable to the lenders to mitigate the risk of rising interest rates with respect to at least 50% of the principal balance of the 2007 Term Loan for a period extending until at least February 2010.

   2005 Secured Credit Facilities

     On April 1, 2005, the Company closed secured credit facilities totaling $225 million (collectively, the “2005 Secured Credit Facilities”). The facilities consisted of a $75 million revolving credit facility (reduced by the Company to $25 million in November 2006) secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries (the “First Lien Revolver”), and a $150 million credit facility secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consisted of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under a bank credit facility (which was then terminated) and to pay fees and expenses associated with the 2005 Secured Credit Facilities. The balance of the term loan proceeds were retained for general corporate purposes. The 2005 Secured Credit Facilities were refinanced with the proceeds of the 2007 Secured Credit Facilities described above.

     During the first quarter of fiscal 2006, the Company wrote off approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 related to the termination of an interest rate hedge related to such financing. Such charges are included in interest expense in the accompanying consolidated statement of operations.

     Interest on borrowings under the First Lien Revolver was payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans was 2.75% and for Alternate Base Rate- based loans was 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company was required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a 0.25% fronting fee. There also was a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.

     The Company paid fees aggregating 5.975% (7.35% from December 12, 2005 through January 28, 2007) on the entire $30 million Second Lien Revolver commitment. In addition, interest accrued on outstanding borrowings at either the Fed funds rate or LIBOR, and the outstanding amount of letters of credit issued under the Second Lien Revolver incurred a fronting fee of 0.25%.

     Interest on the outstanding balance of the Term Loan accrued either at LIBOR or at the Fed funds rate plus, in each case, the Applicable Margin. The Applicable Margin for LIBOR-based loans was 5.875% and for Fed funds-based loans was 4.875% (7.25% and 6.25%, respectively, from December 12, 2005 through January 28, 2007).

     As required by the 2005 Secured Credit Facilities, the Company entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminated the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative was accounted for as a cash flow hedge from its inception in June 2005 through February 16, 2007. After that

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

date, the derivative contract could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk due to a change in the computation of interest payment periods on the derivative contract relative to interest expense on the related indebtedness, and hedge accounting was discontinued. As a consequence, subsequent changes in the fair value of the derivative contract will be reflected in earnings. At January 28, 2007, the fair value carrying amount of the derivative was reflected as an asset in the consolidated balance sheet in the amount of $729,000, and accumulated other comprehensive income includes a gain of $180,000 (net of tax), related to this derivative.

   Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 28, 2007 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2008	$11,436	$651
2009	10,137	—
2010	9,767	—
2011	9,752	—
2012	9,676	—
Thereafter	138,725	—
	$189,493	651
Less: portion representing interest and executory costs		(21)
		$630

     Rent expense, net of rental income, totaled $17.7 million in fiscal 2007, $23.5 million in fiscal 2006 and $24.2 million in fiscal 2005.

   Cash Payments of Interest

     Interest paid, exclusive of deferred financing costs, totaled $17.6 million in fiscal 2007, $13.4 million in fiscal 2006 and $7.3 million in fiscal 2005.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Non-current portion of self-insurance claims, principally worker’s
compensation (Notes 1, 5, 8 and 9)	$11,389	$8,872
Accrued rent expense	7,534	6,505
Non-current portion of deferred franchise fee revenue	4,038	1,113
Accrued litigation settlement (Notes 8 and 12)	—	4,750
Non-current portion of lease termination costs (Notes 9 and 13)	1,461	1,699
401(k) mirror plan liabilities (Notes 8 and 20)	255	214
Other	5,017	6,023
	$29,694	$29,176

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

     In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina: Wright v. Krispy Kreme Doughnuts, Inc., et al., filed September 14, 2004; Blackwell v. Krispy Kreme Doughnuts, Inc., et al., filed May 23, 2005; and Andrews v. Krispy Kreme Doughnuts, Inc., et al., filed May 24, 2005.

     The defendants in one or more of these actions included all current and certain former directors of the Company (other than Messrs. Sutton, Brewster and Schindler and Ms. Thomas), certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected Ms. Thomas and Mr. Sutton to the Board and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the Securities and Exchange Commission (the “Commission”) described below, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.

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

     On October 31, 2006, the Company and the Special Committee entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action. On February 14, 2007, the Court granted final approval of the proposed partial settlement in the derivative action and entered final judgment dismissing all claims with respect to all defendants, except for claims that the Company may assert against Mr. Livengood. On February 15, 2007, the court granted final approval of the proposed settlement in the securities class action and entered final judgment dismissing all claims with respect to all defendants. The final judgments were entered as contemplated by the terms of the Stipulation.

     With respect to the securities class action, the Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by Messrs. Tate and Casstevens, a cash payment of $4 million made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants.

     With respect to the derivative litigation, the Stipulation provided for the settlement and dismissal with prejudice of claims against all defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the Commission or the United States District Court for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. All other claims against defendants named in the derivative actions were dismissed with prejudice without paying any consideration, consistent

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the findings and conclusions of the Special Committee. However, counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood.  See “Other Contingencies and Commitments” below.

     On March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The warrants expire on March 2, 2012.

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. The Company recorded a related receivable from its insurers in the amount of approximately $35.0 million, as well as a liability in the amount of $70.8 million representing the then estimated aggregate fair value of the securities to be issued by the Company and the cash to be paid by the insurers. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities issued by the Company in connection with the Stipulation. The provision for settlement costs will be adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16.

     ERISA Class Action. On March 16, 2005, KKDC was served with a purported class action lawsuit filed in the United States District Court for the Middle District of North Carolina that asserted claims for breach of fiduciary duty under ERISA against KKDC and certain of its current and former officers and employees. Plaintiffs purported to represent a class of persons who were participants in or beneficiaries of KKDC’s Retirement Savings Plan or Profit Sharing Stock Ownership Plan between January 1, 2003 and the date of filing and whose accounts included investments in the Company’s common stock. Plaintiffs contended that defendants failed to manage prudently and loyally the assets of the plans by continuing to offer the Company’s common stock as an investment option and to hold large percentages of the plans’ assets in the Company’s common stock; failed to provide complete and accurate information about the risks of the Company’s common stock; failed to monitor the performance of fiduciary appointees; and breached duties and responsibilities as co-fiduciaries. On May 15, 2006, the Company announced that a proposed settlement had been reached with respect to this matter. The settlement included a one-time cash payment to be made to the settlement class by the Company’s insurer in the amount of $4.75 million. The Company and the individual defendants denied any and all wrongdoing and paid no money in the settlement. Other long-term obligations in the accompanying consolidated balance sheet as of January 29, 2006 included an accrual equal to the $4.75 million proposed settlement amount, and a related receivable from the insurer of an equal amount was included in other assets at that date; the realization of the insurance proceeds and the payment of the accrued settlement amount was recorded upon the entry of an order granting final approval of the settlement by the United States District Court on January 10, 2007.

   Department of Labor Review

     On March 9, 2005, and March 21, 2005, the DOL informed the Company that it was commencing a “review” of the Krispy Kreme Doughnut Corporation Retirement Savings Plan and the Krispy Kreme Profit Sharing Stock Ownership Plan, respectively, to determine whether any violations of Title I of ERISA have occurred. On November 7, 2006, the DOL issued a letter indicating that it was satisfied that the settlement in the ERISA class action is favorable to the ERISA plans at issue, and that it was closing its investigation of the plans.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Franchisee Litigation

     Lone Star. On May 19, 2005, KKDC was sued by one of its area developers, Lone Star Doughnuts, Ltd., in the District Court for Harris County, Texas. The trial court entered a temporary injunction requiring KKDC to continue shipments of supplies to Lone Star on normalized rather than cash-before-delivery terms, and referred the matter to the American Arbitration Association (the “AAA”) for arbitration in Winston-Salem, North Carolina. The issues between the parties included KKDC’s claims against Lone Star for past due amounts for royalties, the Brand Fund, and equipment and supplies furnished to Lone Star. Lone Star’s claims against KKDC included breach of contract, fraud, negligent misrepresentation, breach of warranties, and violation of North Carolina’s Unfair and Deceptive Trade Practices Act. On February 9, 2006, the Company reached an agreement with Lone Star to settle all outstanding disputes and claims, including the dismissal of this lawsuit. The settlement agreement includes a complete separation of the relationship between Lone Star Doughnuts, Ltd. and KKDC, the return of certain proprietary equipment and a de-identification of all former Krispy Kreme locations.

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

     In addition, on or about April 14, 2006, Great Circle initiated an arbitration before the AAA against KKDI, KKDC and various other respondents, seeking in excess of $20 million in alleged damages, contract rescission, indemnification, injunctive and declaratory relief, and other relief. The claims asserted in the arbitration demand arise out of and relate to Great Circle’s franchise relationship with the Company and largely mirror the claims asserted by Messrs. Reinis and Glickman in the litigation described above. On June 7, 2006, Krispy Kreme and certain co-defendants filed their response to the demand. Also on that date, Krispy Kreme filed a counterclaim/

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

cross-claim against Great Circle and Messrs. Reinis and Glickman, asserting thirteen causes of action relating to breaches of Great Circle’s development agreement and franchise agreements with Krispy Kreme. A settlement agreement was reached between the parties and on August 31, 2006 the parties jointly requested that the AAA dismiss the arbitration with prejudice.

     KremeKo. On January 11, 2006, KKDI, KKDC, two of their former officers and the Company’s independent registered public accounting firm were sued in California Superior Court for Los Angeles County by Robert C. Fisher. Mr. Fisher is a shareholder of KKDC’s former developer and franchisee for Central and Eastern Canada, KremeKo, Inc., and a guarantor of KremeKo’s monetary obligations to KKDC. The complaint purports to assert claims for fraud, constructive fraud, breach of fiduciary duty, rescission, negligent misrepresentation and declaratory relief and seeks unspecified damages based on defendants’ alleged misstatements regarding KKDI’s operations and financial performance and KKDC’s acquisition of KremeKo. In June 2006, the parties entered into a settlement agreement which settled all claims in this matter. The settlement amounts involved were not material.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   State Court Books and Records Action

     On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene and to serve as lead plaintiff in the federal court actions described above. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff. As a result of the entry of final judgments by the United States District Court approving the settlement of the securities class action and partial settlement of the shareholder derivative actions described above, the Company anticipates the books and records action presently pending in the North Carolina Business Court will be administratively and substantively dismissed by that Court.

     The Company also is engaged in various legal proceedings incidental to its normal business activities. The Company maintains customary insurance policies against claims and suits which arise in the course of its business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Contingencies and Commitments

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $17.2 million at January 28, 2007, and are summarized in Note 18. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During fiscal 2007, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; such provision is included in “Other income and (expense), net” in the accompanying consolidated statement of operations.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. As discussed above, several of the Company’s current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation.  The Company may have an obligation to indemnify these persons in relation to these matters.  Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies.  In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company has agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.8 million remains as of March 31, 2007).  Two of the Company’s former officers have agreed to limit their

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

claims for indemnity from the Company in connection with future proceedings before the Commission or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s, results of operations and financial condition.  In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     Commercial banks had issued letters of credit on behalf of the Company totaling $21.3 million at January 28, 2007, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar, shortening and coffee beans are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from three months’ to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 28, 2007, the Company had approximately $15.9 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts and options on such contracts as of January 28, 2007 was an asset of approximately $31,000.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Impairment charges:
Impairment of goodwill – Company Stores segment	$874	$3,511	$131,609
Impairment of goodwill – KK Supply Chain segment	213	—	—
Total goodwill impairment charges	1,087	3,511	131,609
Impairment of long-lived assets	9,418	49,663	25,953
Impairment of reacquired franchise rights	120	560	600
Other	137	—	825
Total impairment charges	10,762	53,734	158,987
Lease termination costs:
Provision for termination costs	2,113	2,860	3,134
Less — reversal of previously recorded deferred rent expense	(356)	(1,532)	(274)
Net provision	1,757	1,328	2,860
	$12,519	$55,062	$161,847

     The goodwill impairment charges were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflect reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments, which caused a reduction in the estimated fair value of those reporting units.

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

     The impairment charges for reacquired franchise rights resulted from the decision to close stores to which the reacquired franchise rights relate.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The transactions reflected in the accrual for lease termination costs are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$1,981	$2,281	$—
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease
rentals	122	2,682	3,323
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	1,824	77	(237)
Accretion of discount	167	101	48
Total provision	2,113	2,860	3,134
Accrual related to KremeKo	—	(862)	—
Accrual related to Freedom Rings	—	(150)	—
Payments	(2,444)	(2,148)	(853)
Total reductions	(2,444)	(3,160)	(853)
Balance at end of year	$1,650	$1,981	$2,281
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Other accrued liabilities	$189	$282	$921
Other long-term obligations	1,461	1,699	1,360
	$1,650	$1,981	$2,281

Note 14 — Other Income and Expense

      The components of other income and expense are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Gain (loss) on disposals of property and equipment	$(1,786)	$1,807	$(4,535)
Foreign currency transaction gains (losses)	33	(314)	170
Gain on disposal of interests in Equity Method Franchisees
(Note 18)	7,308	—	—
Impairment charge related to investment in Equity Method
Franchisee	—	—	(1,545)
Adjustment to carrying value of written option (Note 18)	—	—	(400)
Provision for guarantee payments	(450)	—	—
	$5,105	$1,493	$(6,310)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company corrected immaterial errors in its property and equipment accounts by recording a charge of $570,000 in the fourth quarter of fiscal 2007. In addition, in the fourth quarter of fiscal 2007, the Company recorded a charge of approximately $800,000 to write off the carrying value of certain equipment owned by the Company located principally at franchise stores which have closed. Each of these charges is included in “Gain (loss) on disposals of property and equipment” in the table above.

Note 15 — Income Taxes

     The components of the provision for income taxes (benefit) are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Current	$1,223	$1,112	$1,764
Deferred	(12)	(1,888)	10,117
	$1,211	$(776)	$11,881

     The provision for income taxes (benefit) is included in the consolidated statement of operations as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Continuing operations	$1,211	$(776)	$9,674
Discontinued operations	—	—	2,207
	$1,211	$(776)	$11,881

     The components of the loss before income taxes are as follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
(Loss) from continuing operations:
Domestic	$(45,705)	$(130,411)	$(131,061)
Foreign	4,680	(6,125)	(16,319)
	$(41,025)	$(136,536)	(147,380)
(Loss) from discontinued operations (all domestic)	—	—	(37,847)
Total (loss) before income taxes	$(41,025)	$(136,536)	$(185,227)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Income taxes at statutory federal rate	$(14,359)	$(47,788)	$(64,829)
State income taxes	(1,984)	(3,988)	(5,811)
Foreign (income) losses with no tax (cost) benefit	(2,216)	291	5,712
Impairment of intangible assets	—	—	12,396
Valuation allowance provided on deferred income tax assets	19,420	50,284	65,160
Foreign withholding taxes	1,033	102	594
Other	(683)	323	(1,341)
	$1,211	$(776)	$11,881

     Income tax payments, net of refunds, were $505,000 and $690,000 in fiscal 2007 and 2006, respectively. In fiscal 2005, the Company received income tax refunds, net of payments, of $7,500,000.

     The components of deferred income taxes are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Net current assets (liabilities)	$(20)	$848
Net noncurrent assets (liabilities)	20	(848)
Net asset	$—	$—

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The tax effects of temporary differences are as follows:

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$33,053	$36,104
Accrued litigation settlement	20,463	14,154
Allowance for doubtful accounts	2,231	6,642
Other current assets	1,913	3,801
Property and equipment	4,535	—
Other non-current assets	8,838	16,172
Insurance accruals	5,381	4,942
Deferred revenue	2,271	1,468
Other current liabilities	6,192	8,338
Other non-current liabilities	3,553	3,241
Federal tax credit carryforwards	2,838	1,922
Federal net operating loss carryforwards	32,381	14,378
Charitable contributions carryforward	3,874	3,547
State net operating loss and credit carryforwards	4,307	2,022
Other	3,499	1,365
Gross deferred income tax assets	135,329	118,096
Valuation allowance on deferred income tax assets	(134,315)	(115,789)
Deferred income tax assets, net of valuation allowance	1,014	2,307
Deferred income tax liabilities:
Property and equipment	—	(1,201)
Other	(1,014)	(1,106)
Gross deferred income tax liabilities	(1,014)	(2,307)
Net deferred income tax asset	$—	$—

     Amounts set forth in the table above as of January 29, 2006 reflect reclassifications of certain amounts and corrections of classification errors. Accordingly, certain amounts in the table differ from amounts previously reported, although the total is unchanged.

     At January 28, 2007 and January 29, 2006, the Company has recorded a valuation allowance against deferred income tax assets of $134.3 million and $115.8 million, respectively, representing the amount of its deferred income tax assets in excess of the Company’s deferred income tax liabilities. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 28, 2007, that realization of the net deferred income tax asset was more likely than not.

     The Company currently is subject to examinations of its fiscal 2002 through 2004 income tax returns by the Internal Revenue Service (“IRS”), and other tax examinations by other tax authorities in various jurisdictions. The IRS informed the Company that it will seek to disallow permanently approximately $7.2 million of deductions claimed in the income tax returns currently under examination. The Company currently expects to agree with a portion of the adjustment proposed by the IRS, but to disagree with the balance of the proposed adjustment. Because the Company has net operating loss carryovers for federal income tax purposes, the proposed adjustment is not expected to result in significant payment of additional taxes with respect to the tax years under audit,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

but will result in an increase in taxes payable by the Company at such time, if any, as those net operating loss carryovers are exhausted. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes.

     The Company has approximately $103 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2027. Of this amount, approximately $10 million is the result of tax deductions related to the exercise of stock options by employees, the tax benefits of which, if subsequently realized, will be recorded as an addition to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2010 through 2027.

Note 16 — Shareholders’ Equity

   Common Shares and Warrants Issued in Connection With Settlement of Litigation

     On March 2, 2007, the Company issued 1,833,828 shares of common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share in connection with the settlement of certain litigation as described in Note 12. As of that date, the aggregate fair value of the common shares was approximately $18.4 million and the aggregate fair value of the warrants was approximately $18.5 million. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $12.21 per share; a market price of common stock of $10.01 per share; an expected term of 5.0 years; a risk-free rate of 4.46%; a dividend yield of zero; and expected volatility of 50%.

     The common stock and warrants had a fair value as of January 28, 2007 of approximately $51.8 million which, together with the approximately $35.0 million cash paid to the settlement class by the Company’s insurers, is reflected in the consolidated balance sheet under the caption “accrued litigation settlement.” The decrease in the estimated fair value of the common stock and warrants from January 28, 2007 to their issuance on March 2, 2007 of approximately $14.9 million will be credited to earnings in the first quarter of fiscal 2008, at which time the aggregate fair value of the securities of approximately $36.9 million will be reclassified from liabilities to common stock.

   Warrant Issued in Exchange for Services

     General and administrative expenses for fiscal 2007 and 2006 include $3.9 million and $2.8 million, respectively, representing, in the aggregate, the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The substantial charge to earnings related to the warrant in fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Share-Based Compensation for Employees

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000, of which 4,234,900 remain available for grant after fiscal 2007. The 2000 Plan limits awards to 3,000,000 shares for incentive stock options (none of which had been granted as of January 28, 2007) and 1,200,000 shares, in the aggregate, for stock appreciation rights, performance units, restricted stock and stock awards (of which approximately 841,100 had been granted through January 28, 2007). The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

     Effective January 30, 2006 (the first day of fiscal 2007), the Company adopted FAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment (“SBP”) awards, including stock options. Such adoption included consideration of the provisions of Staff Accounting Bulletin No. 107, which contains the views of the staff of the Commission relating to adoption of FAS 123(R). Prior to fiscal 2007, the Company accounted for SBP awards using the intrinsic value method prescribed by APB 25.

     The Company adopted FAS 123(R) using the modified prospective method of adoption; accordingly, financial statements for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Under the modified prospective method of adoption, the aggregate fair value of stock options which were unvested at the end of fiscal 2006 that is attributable to employee service after fiscal 2006 will be charged to earnings over the remaining service period associated with the options. In addition, the Company will recognize compensation expense for stock option awards made in fiscal 2007 and thereafter. The Company previously recognized compensation expense for grants of restricted stock based upon the fair value of the shares awarded, and this practice has continued after adoption of FAS 123(R). Under FAS 123(R), the fair value of SBP awards with respect to which employees render the requisite service necessary for the award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally ranges from three to four years. The fair value of SBP awards which vest in increments and for which vesting is subject to both market conditions and service conditions is charged to expense over the estimated vesting period of each increment of the award, each of which is treated as a separate award for accounting purposes.

     Adoption of FAS 123(R) had the effect of increasing compensation expense for fiscal 2007 by approximately $5.0 million. Because the Company recorded no income tax benefit with respect to its operating loss for fiscal 2007, the after tax effect of the accounting change also was approximately $5.0 million, or $.08 per share. This additional expense includes not only a portion of the fair value of stock options granted during fiscal 2007, but also a portion of the fair value of stock options granted in prior years. The Company did not realize any excess tax benefits from the exercise of options during fiscal 2007.

     The aggregate cost of SBP awards charged to earnings in fiscal 2007 was approximately $6.0 million, consisting of approximately $5.0 million related to stock options and approximately $1.0 million related to restricted stock awards. Of the $6.0 million charge, $2.6 million is included in direct operating expenses and $3.4 million is included in general and administrative expenses.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Had compensation cost for the Company’s stock option plans for fiscal 2006 and 2005 been determined based on the estimated fair value of the awards at the grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“FAS 123”), rather than using the intrinsic value method of APB 25, the Company’s earnings would have been affected as set forth in the table below:

	Year Ended
	Jan. 29,	Jan. 30,
	2006	2005
	(In thousands, except per
	share amounts)
Net (loss) as reported	$(135,760)	$(198,339)
Add: SBP awards charged to earnings determined under the intrinsic
value method	—	4
Deduct: SBP awards determined under fair value method	(9,102)	(21,718)
Pro forma net (loss)	$(144,862)	$(220,053)
(Loss) per share:
Reported (loss) per share — Basic	$(2.20)	$(3.22)
Pro forma (loss) per share — Basic	$(2.34)	$(3.57)
Reported (loss) per share — Diluted	$(2.20)	$(3.22)
Pro forma (loss) per share — Diluted	$(2.34)	$(3.57)

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2007 also provide that the price of the Company’s common stock must increase by 20% and 40% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted in fiscal 2007 and earlier years generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options are set forth in the following table:

	Year ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
Expected life of option	6.6 years	(1)	7.0 years
Risk-free interest rate	4.63%	(1)	3.90%
Expected volatility of stock	51.8%	(1)	45.0%
Expected dividend yield	—	(1)	—
____________________

(1)   Not applicable; no stock options were granted in fiscal 2006.

     The expected life of stock options valued using the Black-Scholes option pricing model is estimated by reference to historical experience, published data and any relevant characteristics of the option. The expected life of stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest are exercised at the midpoint between the forecasted vesting date and their expiration. The risk-free rate of interest is based on the yield of a zero-coupon U.S. Treasury bond on the date the award is granted having a maturity approximately equal to the expected term of the award. Expected volatility is based on a combination of the historical and implied volatility of the Company’s common shares and the shares of peer companies. The Company uses historical data to estimate forfeitures of awards prior to vesting.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The number of options granted during fiscal 2007, 2006 and 2005 and the aggregate and weighed average fair value of such options were as follows:

	Year ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
Weighted average fair value of each option granted	$4.88	(1)	$7.71
Total number of options granted	1,400,000	—	1,113,500
Total fair value of all options granted	$6,831,500	(1)	$8,585,100
____________________

(1)   Not applicable; no stock options were granted in fiscal 2006.

     The following table summarizes stock option transactions for fiscal 2007, 2006 and 2005. Option transactions include options granted under the 2000 Plan as well as options granted under the Company’s 1998 Stock Option Plan (the “1998 Plan”) pursuant to which grants may no longer be awarded.

				Weighted
	Shares	Weighted		Average
	Subject	Average	Aggregate	Remaining
	to	Exercise	Intrinsic	Contractual
	Option	Price	Value	Term
	(In thousands)
Outstanding at February 1, 2004	7,475,400	$19.31
Granted	1,113,500	15.00
Exercised	(471,000)	2.48	$9,990
Forfeited	(669,400)	28.63
Outstanding at January 30, 2005	7,448,500	$18.89
Granted	—	—
Exercised	(85,700)	1.79	$459
Forfeited	(1,284,400)	30.97
Outstanding at January 29, 2006	6,078,400	$16.58
Granted	1,400,000	8.52
Exercised	—	—	—
Forfeited	(403,200)	26.78
Outstanding at January 28, 2007	7,075,200	$14.40	$35,366	4.8 years

Exercisable at January 28, 2007	5,329,600	$15.35	$29,268	3.4 years

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Additional information regarding stock options outstanding as of January 28, 2007, is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of		Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$ 1.30 - $ 6.39	3,062,000	2.8	$2.26	2,562,000	$1.46
$ 6.40 - $17.04	1,939,200	7.5	$12.27	823,100	$14.58
$17.05 - $28.58	690,300	5.2	$28.03	677,300	$28.03
$28.59 - $44.22	1,383,700	5.3	$37.44	1,267,200	$37.15

     In addition to stock options, the Company periodically has granted restricted stock awards under the 2000 Plan. The following table summarizes changes in unvested restricted stock awards for fiscal 2007, 2006 and 2005:

		Weighted
		Average
	Unvested	Grant Date
	Shares	Fair Value
Unvested at February 1, 2004	3,300	$24.95
Granted	—	—
Vested	(800)	26.79
Forfeited	(2,000)	20.63
Unvested at January 30, 2005	500	$38.66
Granted	—	—
Vested	(100)	34.11
Forfeited	(400)	39.43
Unvested at January 29, 2006	—	$—
Granted	834,000	8.52
Vested	(87,000)	6.86
Forfeited	(3,000)	9.71
Unvested at January 28, 2007	744,000	$8.71

     The total fair value as of the grant date of shares vested during fiscal 2007, 2006 and 2005 was $597,000, $3,000, and $21,000, respectively.

     As of January 28, 2007, the total unrecognized compensation cost related to SBP awards was approximately $14.4 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.3 years.

     At January 28, 2007, there were approximately 12,130,400 shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan and the 1998 Plan.

     In connection with the Company’s acquisition of Montana Mills in fiscal 2004, the Company assumed warrants previously issued by Montana Mills. As of January 28, 2007, these warrants are exercisable for approximately 422,900 shares of the Company’s common stock at exercise prices ranging from $50.50 to $99.94 per share and generally expire in fiscal 2008.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 17 — Segment Information

     The Company’s reportable segments are Company Stores, Franchise and KK Supply Chain. The Company Stores segment is comprised of the operating activities of the stores owned by the Company and by Consolidated Franchisees. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores are purchased from the KK Supply Chain segment. The Franchise segment represents the results of the Company’s franchise programs. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KK Supply Chain segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.

     All intercompany transactions between the KK Supply Chain and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating earnings for the Company Stores segment does not include any profit earned by the KK Supply Chain segment on sales of doughnut mix, ingredients and supplies to the Company Stores segment; such profit is included in KK Supply Chain operating income. Royalties charged by the Company to Consolidated Franchisees and eliminated in consolidation are not included in Franchise segment revenues or operating income, and have not been charged to Company Stores operating income, in the table set forth below. The gross profit earned by the KK Supply Chain segment on sales of equipment to the Company Stores segment and eliminated in consolidation similarly is not included in the KK Supply Chain segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of that intercompany profit.

     The following table presents the results of operations of the Company’s operating segments for fiscal 2007, 2006 and 2005. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Revenues:
Company Stores	$326,199	$398,450	$508,100
Franchise	21,075	18,394	24,720
KK Supply Chain	219,991	253,367	351,530
Intersegment sales eliminations	(106,070)	(126,850)	(176,584)
Total revenues	$461,195	$543,361	$707,766

Operating income (loss):
Company Stores	$2,585	$(3,681)	$10,489
Franchise	16,354	13,232	16,542
KK Supply Chain	33,310	32,154	52,558
Unallocated general and administrative expenses	(50,339)	(69,582)	(57,339)
Impairment charges and lease termination costs	(12,519)	(55,062)	(161,847)
Settlement of litigation	(15,972)	(35,833)	—
Total operating (loss)	$(26,581)	$(118,772)	$(139,597)

Depreciation and amortization expense:
Company Stores	$15,979	$23,416	$26,405
Franchise	119	145	172
KK Supply Chain	3,469	3,504	3,319
Corporate administration	1,479	1,855	2,038
Total depreciation and amortization expense	$21,046	$28,920	$31,934

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Revenues for fiscal 2007, 2006 and 2005 include approximately $43 million, $24 million and $40 million, respectively, from customers outside the United States. Approximately $4 million and $6 million of the carrying value of property and equipment at January 28, 2007 and January 29, 2006, respectively, relates to the Company’s operations in Canada.

Note 18 — Investments in Franchisees

     The Company has entered into agreements with investors to develop and operate Krispy Kreme stores. The Company consolidated the financial statements of Glazed Investments (until February 2006), New England Dough, Freedom Rings (until October 2005) and KremeKo (until May 2005) (collectively, the “Consolidated Franchisees”) with the financial statements of the Company; New England Dough ceased operations in December 2005. The Company uses the equity method to account for its investments in the remaining franchisees in which it has an equity interest (the “Equity Method Franchisees”) and to account for its investment in KremeKo from May through December 2005 when KremeKo was in bankruptcy prior to the Company’s acquisition of KremeKo’s assets.

   Consolidated Franchisees

     Pursuant to an application made by the Company, on April 15, 2005, the Ontario Superior Court for Justice (the “Ontario Court”) entered an order affording KremeKo protection from its creditors under the Companies’ Creditors Arrangement Act (the “CCAA”); this protection is similar to that offered by Chapter 11 of the United States Bankruptcy Code. The Company discontinued consolidation of KremeKo’s financial statements with those of the Company coincident with the CCAA action. An officer of the Company was appointed chief restructuring officer of KremeKo, with the authority to operate the business and implement a financial and operating restructuring plan under the supervision of the Court. In connection with its implementation of the restructuring plan, the Company reached an agreement with KremeKo’s two secured creditors to settle the Company’s obligations with respect to its guarantees of certain indebtedness to such lenders and related equipment repurchase agreements. Pursuant to the agreement, the Company paid approximately $9.3 million to the lenders in settlement of all of the Company’s obligations to them, and the lenders assigned to the Company KremeKo’s notes payable to the lenders (the “KremeKo Notes”). On December 19, 2005, a newly formed subsidiary of the Company acquired from KremeKo all of its operating assets in exchange for the KremeKo Notes pursuant to a sale authorized by the Ontario Court, and thereafter the business has operated as a wholly-owned subsidiary of the Company. The Company accounted for its investment in KremeKo during the period from April 15, 2005 through its reacquisition of the business on December 19, 2005 using the equity method.

     On October 15, 2005, the Company acquired the 30% interest in Freedom Rings owned by the minority investor in exchange for nominal consideration. On October 16, 2005, Freedom Rings filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Freedom Rings’ financial statements. All of Freedom Rings’ stores have been closed.

     In December 2005, the Company and the minority investors in New England Dough reached an agreement to reorganize the operations of the business. In connection with that agreement, the Company acquired three New England Dough stores, a fourth store was acquired by the minority investors, and the remaining New England Dough stores were closed. The Company and the minority owners of New England Dough retired its outstanding debt, which was subject to guarantees of the owners in proportion to their ownership interests (approximately 60% of New England Dough was owned by the Company and approximately 40% by a minority investor).

     In connection with the Company’s acquisition of an additional interest in Glazed Investments in fiscal 2003, the Company issued two options to the minority owners of Glazed Investments, each of which required the Company to purchase, subject to certain conditions, an approximate 11% interest in Glazed Investments at the option of the minority owners. The Company recorded the option liabilities at their estimated aggregate fair

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of $1.3 million as of their issuance. The first of the options became exercisable in April 2004 and was exercised in October 2004. The Company recorded a charge to earnings of approximately $400,000 to increase the option liabilities to their estimated fair value as of the exercise date; such charge is included in “Other income and (expense), net” in the accompanying consolidated statement of operations for fiscal 2005. The closing of the option exercise took place in October 2004, when the Company paid approximately $3,618,000 cash to acquire the additional 11% interest in Glazed Investments. In July 2005, the Company acquired a further 11% interest in Glazed Investments (bringing the Company’s total interest to 97%) in exchange for nominal consideration, and the remaining option was cancelled.

     On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, in the second and third quarters of fiscal 2007 the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness. In the fourth quarter of fiscal 2007, the Company realized a recovery of $282,000 of this amount, which is reflected as a credit in “Equity in losses of equity method franchisees” in the accompanying consolidated statement of operations.

Equity Method Franchisees

     As of January 28, 2007, the Company has investments in seven franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. Notes receivable bear interest, payable semi-annually, at rates ranging from 8.75% to 10.0% per annum, and have maturity dates ranging from September 30, 2007 to the dissolution of the franchisee. These investments and notes receivable are included in “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as
		of Jan. 28	Ownership%
	Geographic Market	2007(1)	Company	Third Parties
A-OK, LLC	Arkansas, Oklahoma	5	30.3%	69.7%
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	1	33.3%	66.7%
KremeWorks, LLC	Alaska, Hawaii, Oregon,	11	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	Southern Florida	7	35.3%	64.7%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	25	30.0%	70.0%
Priz Doughnuts, LP	Texas (El Paso), Mexico	2	33.3%	66.7%
	(Ciudad Juarez)
____________________

(1)	Includes satellite stores.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Information about the financial position and results of operations of the Company’s Equity Method Franchisees is set forth below:

	Summary Financial Information(1)
					Total
		Net	Total	Total	Equity
	Revenues	(Loss)	Assets	Liabilities	(Deficit)
	(In thousands)
A-OK, LLC	$14,324	$(786)	$6,930	$8,544	$(1,614)
KK-TX I, L.P.	2,334	(458)	2,273	3,191	(918)
KremeWorks, LLC	20,797	(1,481)	26,672	19,788	6,884
Kremeworks Canada, LP	1,548	(348)	2,848	3,077	(229)
Krispy Kreme of South Florida, LLC	17,209	(695)	10,157	15,305	(5,148)
Krispy Kreme Mexico, S. de R.L. de C.V.	13,593	(485)	10,703	5,370	5,333
Priz Doughnuts, LP(2)	3,760	—	—	—	—
____________________

(1)	The revenues and net (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2006, and the amounts shown as total assets and total liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2006.

(2)	Information other than revenues was not available for Priz Doughnuts, LP.

     The Company’s financial exposures related to Equity Method Franchisees are summarized in the tables below. The consolidated balance sheet at January 28, 2007 includes an accrual for potential payments under the loan and lease guarantees of approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of a payment demand with respect to a guaranteed obligation. There is no liability reflected for other guarantees as of January 28, 2007 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees.

	January 28, 2007
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(333)	$1,563	$ —	$ —	$2,554
KK-TX I, L.P.	(305)	206	—	—	1,330
Kremeworks, LLC	1,492	514	—	—	2,667
Kremeworks Canada, LP	569	51	—	—	—
Krispy Kreme of South Florida, LLC	—	18	—	—	10,231
Krispy Kreme Mexico, S. de R.L. de C.V.	1,801	225	—	—	—
Priz Doughnuts, LP	—	1,142	18	—	450
	$3,224	$3,719	$ 18	$ —	$17,232

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	January 29, 2006
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(96)	$1,600	$55	$ —	$2,787
Amazing Hot Glazers, LLC	163	164	22	—	874
Caribbean Glaze Corporation	90	—	—	—	—
Freedom Rings (accounted for using the cost
method)	2,000	27	500	—	—
KK-TX I, L.P.	(152)	135	—	—	1,474
KK Wyotana, LLC	—	33	—	—	—
KKNY, LLC	(7)	412	—	—	—
Kremeworks, LLC	1,490	398	—	—	2,667
Kremeworks Canada, LP(1)	723	65	—	—	—
Krispy Kreme Australia Pty Limited(2)	—	592	4,050	42	4,714
Krispy Kreme of South Florida, LLC(3)	—	1,417	—	—	11,122
Krispy Kreme U.K. Limited	2,780	3,285	—	—	1,054
Krispy Kreme Mexico, S. de R.L. de C.V.	1,610	1,548	—	—	—
Priz Doughnuts, LP	—	988	20	—	424
	$8,601	$10,664	$4,647	$ 42	$25,116
____________________

(1)	Previously reported on a combined basis with Kremeworks, LLC.

(2)	On November 30, 2005, the Company sold its equity interest in Krispy Kreme Australia Pty Limited as described below.

(3)	Reflects a correction to the previously reported guarantee amount of $7,760 reflected in the 2006 Form 10-K.

     Amounts shown in the preceding tables for accounts and notes receivable are before reduction for related allowances for doubtful accounts, which totaled approximately $2.9 million and $3.2 million at January 28, 2007 and January 29, 2006, respectively (see Note 3). The aggregate loan and lease guarantees at January 28, 2007 and January 29, 2006 shown in the preceding tables include $9.8 million and $10.4 million, respectively, representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans.

     In November 2005, the Company sold its 35% equity investment in Krispy Kreme Australia Pty Limited (“KK Australia”) to the majority investor in the franchise for AUS$3,500,000 cash (approximately US$2.5 million at the time of the transaction), and in May 2006, the majority investor purchased from the Company, for cash and at par, the Company’s notes receivable from KK Australia totaling AUS$5,075,000 (approximately US$3.8 million at the time of the transaction) and, in connection therewith, all of the Company’s guarantees of certain of KK Australia’s indebtedness were released. The Company realized a gain of approximately $3.5 million on the sales of these interests, which was recorded in the third quarter of fiscal 2007 and is reflected in “other income and (expense), net” in the accompanying consolidated statement of operations.

     In March 2006, in connection with Glazed Investments’ sale of certain of its stores as described above, the Company assigned its membership interest in KK Wyotana to the purchaser of Glazed Investments’ stores, which was also the majority owner of KK Wyotana.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In May 2006, the Company entered into an agreement to sell the Company’s 35% equity investment in and notes receivable from Krispy Kreme U.K. Limited (“KK UK”) to KK UK’s majority shareholder for $5.6 million. In October 2006, the Company received $2.0 million from the purchasers, representing the purchase price of the notes, and in November 2006 received the $3.6 million balance of the sales price. The Company realized a gain of approximately $3.4 million on the sales of these interests, which was recorded in the fourth quarter of fiscal 2007 and is reflected in “other income and (expense), net” in the accompanying consolidated statement of operations. In connection with the sale, all of the Company’s obligations with respect to guarantees related to KK UK were terminated.

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

     In December 2006, the Company entered into an agreement with Krispy Kreme of South Florida, LLC (“KKSF”) pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtains the Company’s release from the guarantees and otherwise complies with the terms of the agreement, the Company has agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration.

     The organizational documents governing KKSF and Priz Doughnuts, LP provide that the Company is entitled to receive, in lieu of any other distributions related to these entities’ operations, specified percentages of either all these entities’ sales or sales in excess of certain annual amounts. Amounts received by the Company pursuant to these provisions are included in the caption “Equity in losses of equity method franchisees” in the consolidated statement of operations. During fiscal 2006, the Company agreed to suspend its right to receive these amounts from the franchisees. The Company is entitled to receive a share of any proceeds from sales of assets by these entities, including the sale of the business itself, such share equal to the ownership percentage set forth in the table above.

     The following table summarizes the Company’s obligations under the loan and lease guarantees as of January 28, 2007 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

		Total
		Loan/
	Guarantee	Lease	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
A-OK, LLC	22.3%-33.3%	$2,554	$265	$268	$203	$183	$147	$1,488
KK-TX I, L.P.	30.0%-33.3%	1,330	151	154	145	107	84	689
Kremeworks, LLC	20.0%	2,667	175	1,480	1,012	—	—	—
Krispy Kreme of South
Florida, LLC	35.0%-35.3%	10,231	1,105	827	823	853	797	5,826
Priz Doughnuts, LP	33.3%	450	450	—	—	—	—	—
Total		$17,232	$2,146	$2,729	$2,183	$1,143	$1,028	$8,003

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $22.9 million, $47.6 million and $66.6 million in fiscal 2007, 2006 and 2005, respectively, of sales to franchise stores owned, in whole or in part, by emeritus directors and franchisees in which the Company has an ownership interest (exclusive of Consolidated Franchisees for periods after the date on which the Company consolidated the financial statements of such franchisees (see Note 1)). In August 2005, the Company eliminated the position of emeritus director. Revenues also include royalties from these franchisees of $4.4 million, $8.6 million and $9.4 million in fiscal 2007, 2006 and 2005, respectively. Trade receivables from these franchisees are included in receivables from related parties in Note 3.

Note 20 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute up to 100% of their salary and bonus to the plan on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $255,000 and $214,000 at January 28, 2007 and January 29, 2006, respectively.

     Effective August 1, 2004, the Company began matching employee contributions to the 401(k) Plan and the 401(k) Mirror Plan; the Company matches 50% of the first 6% of compensation contributed by each employee. Contributions expense for these plans totaled $838,000 in fiscal 2007, $851,000 in fiscal 2006 and $513,000 in fiscal 2005.

     Effective February 1, 1999, KKDC established the Krispy Kreme Profit Sharing Stock Ownership Plan (“KSOP”). Under the terms of this qualified plan, the Company may contribute a discretionary percentage of each employee’s compensation, subject to Internal Revenue Code limits, to each eligible employee’s account under the plan. The Company made no contribution to this plan in fiscal 2007, 2006 or 2005. Under the terms of the KSOP, the contribution can be made in the form of cash or newly issued shares of common stock. Forfeitures of previously allocated shares may also be used to fund the contribution. If cash is contributed, the KSOP acquires Krispy Kreme stock on the open market. Employees become eligible for participation in the plan upon the completion of one year of service and vest ratably over five years. In connection with the settlement of the ERISA class action described in Note 12, the Company has agreed to merge the KSOP with and into the Company’s 401(k) Plan.

     KKDC established a nonqualified “mirror” plan, comparable to the KSOP, effective February 1, 1999. Contributions to this nonqualified plan are made under the same terms and conditions as the KSOP, with respect to compensation earned by participants in excess of the maximum amount of compensation that may be taken into account under the qualified plan. No amounts were credited to employees under the nonqualified plan in fiscal 2007, 2006 or 2005.

     Effective February 1, 2002, the Company established the Krispy Kreme Doughnuts, Inc. Employee Stock Purchase Plan (“ESPP”) to provide eligible employees of the Company an opportunity to purchase Company common stock. Under the terms of the plan, participants may defer between 1% and 15% of their base compensation. Amounts withheld are accumulated and, at the end of each quarter, used to purchase shares of

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

common stock of the Company. The purchase price is equal to the fair market value on either the first or last day of the quarter, whichever is lower. If the actual market price of the stock on the date purchased exceeds the price at which shares can be acquired under the terms of the ESPP, the Company will make a contribution to fund the shortfall, resulting in a charge to operations in the period paid. The Company recorded compensation expense related to the plan of $14,000 in fiscal 2006 and $2,000 in fiscal 2005, respectively. Shares may be purchased by the ESPP directly from the Company or in the open market. All shares purchased by the ESPP in fiscal 2006 and 2005 were acquired in the open market. As of January 28, 2007, there were 2,000,000 shares reserved for issuance under the ESPP. During fiscal 2006, the Company halted purchases under the ESPP.

Note 21 — Discontinued Operations

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

     Summarized results from discontinued operations are as follows:

Year ended
Jan. 30,
2005
(In thousands)
Revenues	$3,711
Loss before income taxes, including impairment charges of $35,113	$(37,847)
Provision for income taxes	2,207
Net loss from discontinued operations	$(40,054)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2007 and 2006.

	Three Months Ended
	Apr. 30,	Jul. 30,	Oct. 29,	Jan. 28,
	2006	2006	2006	2007
	(In thousands, except per share data)
Revenues	$119,365	$112,535	$117,107	$112,188
Operating expenses:
Direct operating expenses	97,085	97,048	96,192	99,054
General and administrative expenses	16,607	12,154	12,457	7,642
Depreciation and amortization expense	5,478	5,459	5,177	4,932
Impairment charges and lease termination costs	755	382	5,423	5,959
Settlement of litigation	—	—	—	15,972
Operating (loss)	(560)	(2,508)	(2,142)	(21,371)
Interest and other income and (expense), net	(5,210)	(1,991)	(4,628)	(2,615)
(Loss) before income taxes	(5,770)	(4,499)	(6,770)	(23,986)
Provision for income taxes	272	78	431	430
Net (loss)	$(6,042)	$(4,577)	$(7,201)	$(24,416)

(Loss) per common share:
Basic	$(.10)	$(.07)	$(.12)	$(.39)
Diluted	$(.10)	$(.07)	$(.12)	$(.39)

	Three Months Ended
	May 1,	Jul. 31,	Oct. 30,	Jan. 29,
	2005	2005	2005	2006
	(In thousands, except per share data)
Revenues	$152,519	$139,778	$128,818	$122,246
Operating expenses:
Direct operating expenses	126,260	123,487	115,995	108,849
General and administrative expenses	20,096	15,365	15,206	17,060
Depreciation and amortization expense	8,101	7,384	6,915	6,520
Impairment charges and lease termination costs	11,067	2,956	15,695	25,344
Settlement of litigation	35,833	—	—	—
Operating (loss)	(48,838)	(9,414)	(24,993)	(35,527)
Interest and other income and (expense), net	(6,107)	(5,393)	(4,434)	(1,830)
(Loss) before income taxes	(54,945)	(14,807)	(29,427)	(37,357)
Provision for income taxes (benefit)	(1,589)	135	308	370
Net (loss)	$(53,356)	$(14,942)	$(29,735)	$(37,727)

(Loss) per common share:
Basic	$(.86)	$(.24)	$(.48)	$(.61)
Diluted	$(.86)	$(.24)	$(.48)	$(.61)

     Quarterly loss per share amounts may not add to the total loss per share for the year due to rounding.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of January 28, 2007, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in our internal control over financial reporting as described below, our chief executive officer and chief financial officer have concluded that, as of January 28, 2007, our disclosure controls and procedures were not effective. Based on a number of factors, including our performance of additional procedures as discussed under “Remediation of Material Weaknesses and Plan for Future Remediation” below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

     Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2007, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

     As of January 28, 2007, management identified the material weaknesses described below.

     We did not maintain an effective control environment based on the criteria established in the COSO framework. The following material weaknesses were identified related to our control environment:

  We did not establish a formal enterprise risk assessment process.
  We did not formalize lines of communication among legal, finance and operations personnel. Specifically, procedures were not designed and in place to ensure sharing of financial information within and across our corporate and divisional offices and other operating facilities such that significant issues are brought to the attention of appropriate level of accounting and financial reporting personnel.
  We did not maintain certain written accounting policies and procedures including those over critical accounting policies.
  We did not have an effective process for monitoring the appropriateness of user access and segregation of duties related to financial applications.

     These control environment material weaknesses contributed to the material weaknesses described below.

     We did not maintain effective control over our financial closing and reporting processes. Specifically, the following material weaknesses were identified:

  We did not maintain effective controls to ensure that journal entries were reviewed and approved. Specifically, effective controls were not designed and in place to ensure that journal entries were reviewed and approved to ensure the completeness, accuracy and validity of the entries recorded.
  We did not maintain effective controls to ensure the completeness and accuracy of our accounting for equity method franchisees in accordance with GAAP.
  We did not design and maintain effective controls to ensure that accrued expenses, including accruals for legal and professional fees, were complete and accurate in accordance with GAAP.

     We did not maintain effective controls over the completeness and accuracy of certain franchisee revenue. Specifically, effective controls were not designed and in place to ensure that revenue was recognized in the proper period for sales of equipment to franchisees in connection with new store openings.

     We did not maintain effective controls over the completeness and accuracy of our accounting for lease related assets, liabilities and expenses. Specifically, our controls over the application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, accrued rent, capital lease obligations, rent expense and depreciation were ineffective to ensure that such transactions were completely and accurately accounted for in conformity with GAAP.

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

     These control deficiencies contributed to the previously reported restatement of our consolidated financial statements for fiscal 2003 and fiscal 2004 and all quarterly periods in fiscal 2004 and the first three quarters of fiscal 2005. Management has concluded that each of the control deficiencies above could result in a misstatement of account balances or disclosures that would be material to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies listed above constitutes a material weakness as of January 28, 2007.

     Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of January 28, 2007, based on the COSO criteria.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation of Material Weaknesses and Plan for Future Remediation

     We made significant progress during fiscal 2007 in remediating certain of our previously reported material weaknesses. We also have begun remediation efforts with respect to the remaining material weaknesses. In order to remediate the remaining material weaknesses, we must not only design new controls, but also implement and test them in order to ensure that the deficiencies have been remediated. We continue to review and make necessary changes to the design of our internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, and to enhance and document policies and procedures to improve the effectiveness of our internal control over financial reporting to ensure that all material weaknesses are remediated as soon as practicable.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over account reconciliations. As of January 28, 2007, we had designed effective controls to ensure the accuracy, completeness and timeliness of our account reconciliations and those controls were operating effectively.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over the accounting for acquisitions and divestitures. As of January 28, 2007, we had designed effective controls to ensure the accuracy, completeness and valuation of our accounting for acquisitions and divestitures and those controls were operating effectively.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over the accounting for accrued expenses, including accruals for vacation benefits and legal and professional fees. As of January 28, 2007, we had designed effective controls to ensure the accuracy, completeness and valuation of our accounting for vacation benefit accruals and those controls were operating effectively. We have not fully remediated the material weakness for certain other accrued expenses and have included this material weakness above under “Management’s Report on Internal Control Over Financial Reporting.”

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over the translation of financial statement accounts denominated in foreign currencies and recordation of foreign currency transaction gains or losses in accordance with GAAP. As of January 28, 2007, we had designed effective controls to ensure the accuracy, completeness and valuation of our accounting for the translation of financial statement accounts denominated in foreign currencies and translation of foreign currency transaction gains or losses recorded in accordance with GAAP and those controls were operating effectively.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over our financial statement accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials. As of January 28, 2007, we had designed effective controls to ensure the accuracy, completeness and valuation of our financial statement accounts related to derivative instruments embedded in exchange-traded futures contracts for certain raw materials and those controls were operating effectively.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls over our accounting for consolidated franchisees. As of January 28, 2007, we no longer had any consolidated franchisees. In addition, as of January 28, 2007, we had designed effective controls over our accounting for significant and unusual transactions which would include consolidated franchisees, should they arise in the future, and those controls were operating effectively.

     We previously reported in our fiscal 2006 Annual Report on Form 10-K a material weakness pertaining to the effectiveness of our controls surrounding the allowance for doubtful accounts related to receivables from franchisees. As of January 28, 2007, we had designed effective controls to ensure our analysis of receivables from franchisees was conducted, reviewed and approved in order to estimate required allowances for uncollectible accounts in accordance with GAAP, and those controls were operating effectively.

     We expect our remediation efforts, as more specifically described below, for our material weaknesses to continue in fiscal 2008.

     We intend to design, implement and maintain an effective control environment over financial reporting. We have taken, or will take, the following actions:

  We formed a Risk Management Committee comprised of senior management from a variety of functions across the organization during the third quarter of fiscal 2007; this committee will oversee implementation of our remediation activities and will be responsible for enterprise risk management;
  We are enhancing our business conduct education process and redistributing to all of our employees our Code of Business Conduct and Ethics which, among other things, reiterates to our employees the availability of our previously implemented ethics hotline, through which employees at all levels can submit anonymously information regarding any unethical behavior or other irregularities of which they become aware;
  We are implementing enhanced controls to ensure effective communication among our legal, finance and operations organizations to ensure that important information about our business, including the effects, if any, of all material agreements, are addressed appropriately and on a timely basis in our financial reporting;
  We have begun creating certain written accounting policies and procedures, including those over critical accounting policies described above under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies;”
  We intend to enhance processes and controls over our accounting for lease-related assets, liabilities and expenses;
  We intend to enhance the controls and documentation relating to property and equipment accounts including the related depreciation;
  We are enhancing controls to ensure that journal entries are reviewed and approved;
  We are enhancing the processes and controls relating to certain accrued expenses, including legal and professional fees; and
  We have begun the process of implementing controls to ensure the completeness and accuracy of our accounting for equity method franchises and franchise revenue.

     In addition to the foregoing actions relating to our control environment material weaknesses, we have implemented or will implement internal controls to enhance the controls associated with the specific accounting processes and remediate the material weaknesses. There can be no assurance, however, as to when the remediation plan will be fully implemented and all the material weaknesses remediated.

Management’s Conclusions on the Remediation Plan

     We believe the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, we have not yet implemented all of these measures and/or tested them. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures in order to ensure compliance with the requirements of the Sarbanes-Oxley Act and the related rules promulgated by the Commission. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that the control objectives will be met. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies and/or determine not to complete certain of the remediation efforts described above. While these efforts are underway, we are relying on extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in our consolidated financial statements.

     Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Additional Control Deficiencies Not Constituting Material Weaknesses

     In addition to the material weaknesses described above, we have identified other deficiencies, including significant deficiencies, in internal control over our financial reporting that did not constitute material weaknesses as of January 28, 2007. We have implemented or intend to implement measures designed to remediate the significant control deficiencies and have undertaken other interim measures to mitigate the potential effects of these significant control deficiencies. However, if we are not successful in implementing our plans, these other deficiencies in our internal control over financial reporting may rise to the level of material weaknesses in future periods.

Changes in Internal Control Over Financial Reporting

     Except for the remediation of material weaknesses pertaining to reconciliations, acquisitions and divestitures, foreign currency translation, derivative accounting and the allowance for doubtful accounts, during the quarter ended January 28, 2007, there were no material changes in the Company’s system of internal controls over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Shareholders to be held on June 4, 2007, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on December 29, 2006 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Shareholders to be held on June 4, 2007, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Shareholders to be held on June 4, 2007, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Shareholders to be held on June 4, 2007, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Shareholders to be held on June 4, 2007, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules
1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”
2.	Financial Statement Schedules.
For each of the three years in the period ended January 28, 2007:
Schedule I — Condensed Financial Information of Registrant		121
3.	Exhibits.

Exhibit		Description of
Number		Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)
3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.2	—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.3	—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2005)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2007)
10.1	—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.2	—	Form of Development Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.3	—	Form of Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.4	—	Form of International Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.5	—	Form of International Development Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.6	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)

Exhibit		Description of
Number		Exhibits
10.7	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1(Commission File No. 333-92909), filed with the Commission on February 22, 2000)**
10.8	—	Employment Agreement dated January 6, 2004 between the Registrant and Michael C. Phalen (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for fiscal 2004)**
10.9	—	Written Description of Employment Arrangements, effective June 27, 2005, between the Registrant and Douglas R. Muir (incorporated by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 8, 2005)**
10.10	—	Employment Agreement, dated October 26, 2005 between Krispy Kreme Doughnut Corporation and Jeffrey L. Jervik (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2005)**
10.11	—	Employment Agreement, dated as of March 6, 2006, between Krispy Kreme Doughnuts, Inc, Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2006)**
10.12	—	Amendment, dated March 30, 2007, to Employment Agreement, dated as of March 6, 2006, between Krispy Kreme Doughnuts, Inc, Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2007)**
10.13	—	Contractor Services Agreement dated September 11, 2006 by and among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Charles A. Blixt (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 14, 2006)**
10.14	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-47326), filed with the Commission on October 4, 2000)**
10.15	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.16	—	First Lien Credit Agreement (the “First Lien Credit Agreement”) dated as of April 1, 2005, among Krispy Kreme Doughnut Corporation (“KKDC”), Krispy Kreme Doughnuts, Inc. (“KKDI”), the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Issuing Lender, and Wells Fargo Foothill, Inc., as Collateral Agent (the “First Lien Collateral Agent”), Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.17	—	Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto, Credit Suisse First Boston, as Administrative Agent (the “Administrative Agent”), Paying Agent, Fronting Bank and Collateral Agent (the “Second Lien Collateral Agent”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.18	—	First Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the First Lien Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.19	—	Second Lien Security Agreement dated as of April 1, 2005, among KKDC, KKDI, the other Obligors named therein and the Second Lien Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)

Exhibit		Description of
Number		Exhibits
10.20	—	Collateral Agency and Intercreditor Agreement dated as of April 1, 2005, among KKDC, KKDI, the Subsidiary Guarantors party thereto, the First Lien Collateral Agent, the Second Lien Collateral Agent and the Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2005)
10.21	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.22	—	Waiver and Amendment No. 1, dated as of October 14, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2005)
10.23	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.24	—	Waiver and Amendment No. 2, dated as of October 25, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)
10.25	—	Amendment No. 3, dated as of December 12, 2005, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.26	—	Amendment No. 3, dated as of December 12, 2005, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2005)
10.27	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.28	—	Waiver and Amendment No. 4, dated as of March 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2006)
10.29	—	Amendment No. 5, dated as of April 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2006)
10.30	—	Amendment No. 5, dated as of April 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 1, 2006)
10.31	—	Amendment No. 6, dated as of July 31, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)
10.32	—	Amendment No. 6, dated as of July 31, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 3, 2006)
10.33	—	Amendment No. 7, dated as of October 30, 2006, to the First Lien Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)
10.34	—	Amendment No. 7, dated as of October 30, 2006, to the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2006)
10.35	—	Credit Agreement, dated as of February 16, 2007, by and among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2007)

Exhibit			Description of
Number			Exhibits
10.36		—	Security Agreement, dated as of February 16, 2007, by and among KKDC, KKDI, the Subsidiary Guarantors party thereto and Credit Suisse, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 23, 2007)
10	.37*	—	Advisory Agreement, dated June 14, 2006, by and between Krispy Kreme Doughnuts, Inc. and Kroll Zolfo Cooper LLC**
10.38		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 8, 2004)**
10.39		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.40		—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2006)**
10	.41*	—	Form of Nonqualified Stock Option Agreement used for awards to Michael C. Phalen in 2004**
10.42		—	Stipulation and Agreement of Class and Derivative Settlement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006)
10	.43*	—	Annual Incentive Plan**
10.44		—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2007)**
21*		—	List of Subsidiaries
23*		—	Consent of PricewaterhouseCoopers LLP
24*		—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31	.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	Jan. 28,	Jan. 29,
	2007	2006
	(In thousands)
ASSETS
Investment in and advances to subsidiaries	$78,962	$108,671

SHAREHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	310,942	298,255
Accumulated other comprehensive income	1,266	1,426
Accumulated deficit	(233,246)	(191,010)
Total shareholders’ equity	$78,962	$108,671

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
Equity in earnings (losses) of subsidiaries	$(42,236)	$(135,760)	$(198,335)
Miscellaneous expenses	—	—	(4)
Income (loss) before income taxes	(42,236)	(135,760)	(198,339)
Provision for income taxes	—	—	—
Net income (loss)	$(42,236)	$(135,760)	$(198,339)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(42,236)	$(135,760)	$(198,339)
Equity in earnings of subsidiaries	42,236	135,760	198,335
Net cash used by operating activities	—	—	(4)
CASH FLOW FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(351)	(1,361)
Net cash used for investing activities	—	(351)	(1,361)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advances from subsidiaries	—	—	4
Proceeds from exercise of stock options	—	154	1,175
Collection of notes receivable secured by common stock	—	197	186
Net cash provided by financing activities	—	351	1,365
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Michael C. Phalen
Name: Michael C. Phalen
Title: Chief Financial Officer

Date: April 12, 2007

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2007.

Signature	Title

/s/ James H. Morgan	Chairman of the Board of Directors
James H. Morgan

/s/ Daryl G. Brewster	Director, Chief Executive Officer (Principal Executive Officer)
Daryl G. Brewster

/s/ Michael C. Phalen	Chief Financial Officer (Principal Financial Officer)
Michael C. Phalen

/s/ Douglas R. Muir	Chief Accounting Officer (Principal Accounting Officer)
Douglas R. Muir

/s/ Charles A. Blixt	Director
Charles A. Blixt

/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.

/s/ Andrew J. Schindler	Director
Andrew J. Schindler

Signature	Title

/s/ Robert L. Strickland	Director
Robert L. Strickland

/s/ Michael H. Sutton	Director
Michael H. Sutton

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Togo D. West, Jr.	Director
Togo D. West, Jr.