Form 10-Q
period 2007-04-29
KRISPY KREME DOUGHNUTS INC
filed 2007-06-04
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

 Commission file number 001-16485
KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization) 370 Knollwood Street, Winston-Salem, North Carolina (Address of principal executive offices)	56-2169715 (I.R.S. Employer Identification No.) 27103 (Zip Code)

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

     Number of shares of Common Stock, no par value, outstanding as of May 27, 2007: 64,747,770.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2008 and fiscal 2007 mean the fiscal years ended February 3, 2008 and January 28, 2007, respectively.

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

  the outcome of pending governmental investigations, including by the Securities and Exchange Commission (the “Commission”) and the United States Attorney’s Office for the Southern District of New York;

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

  restrictions on our operations contained in our secured credit facilities;

  changes in customer preferences and perceptions;

  significant changes in our management;

  risks associated with competition; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the Commission, including under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007 (the “2007 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Apr. 29,	Jan. 28,
	2007	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,981	$36,242
Receivables	23,448	26,769
Accounts and notes receivable — equity method franchisees	906	834
Inventories	23,591	21,006
Insurance recovery receivable	—	34,967
Other current assets	5,952	12,000
Total current assets	84,878	131,818
Property and equipment	153,773	168,654
Investments in equity method franchisees	3,040	3,224
Goodwill and other intangible assets	28,534	28,934
Deferred income taxes	20	20
Other assets	13,980	16,842
Total assets	$284,225	$349,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,404	$1,730
Accounts payable	9,314	7,874
Accrued litigation settlement	—	86,772
Deferred income taxes	20	20
Other accrued liabilities	32,979	38,474
Total current liabilities	43,717	134,870
Long-term debt, less current maturities	99,611	105,966
Other long-term obligations	28,988	29,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	350,148	310,942
Accumulated other comprehensive income	1,180	1,266
Accumulated deficit	(239,419)	(233,246)
Total shareholders’ equity	111,909	78,962
Total liabilities and shareholders’ equity	$284,225	$349,492

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands, except per share
	amounts)
Revenues	$110,918	$119,365
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	96,995	97,085
General and administrative expenses	6,822	16,607
Depreciation and amortization expense	4,688	5,478
Impairment charges and lease termination costs	12,663	755
Settlement of litigation	(14,930)	—
Other operating (income) and expense, net	(285)	(11)
Operating income (loss)	4,965	(549)
Interest income	438	284
Interest expense	(2,520)	(5,133)
Loss on extinguishment of debt	(9,622)	—
Equity in (losses) of equity method franchisees	(221)	(494)
Other non-operating income and (expense), net	23	122
(Loss) before income taxes	(6,937)	(5,770)
Provision for income taxes	461	272
Net (loss)	$(7,398)	$(6,042)

(Loss) per common share:
Basic	$(.12)	$(.10)

Diluted	$(.12)	$(.10)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(7,398)	$(6,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,688	5,478
Deferred income taxes	172	(197)
Impairment charges	12,438	358
Settlement of litigation	(14,930)	—
Accrued rent expense	75	763
(Gain) on disposal of property and equipment	(444)	(12)
Share-based compensation	2,156	5,328
Provision for doubtful accounts	1,230	(35)
Amortization of deferred financing costs	5,603	688
Equity in losses of equity method franchisees	221	494
Other	171	(138)
Change in assets and liabilities:
Receivables	2,027	(1,071)
Inventories	(2,585)	784
Other current and non-current assets	2,113	(684)
Accounts payable and accrued liabilities	(3,789)	(71)
Other long-term obligations	(411)	1,917
Net cash provided by operating activities	1,337	7,560
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,077)	(1,266)
Proceeds from disposals of property and equipment	4,726	1,081
Recovery of investments in and advances to franchise investee	—	500
Decrease in other assets	27	1
Net cash provided by investing activities	2,676	316
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of short-term debt	—	(54)
Proceeds from issuance of long-term debt	110,000	—
Repayment of long-term debt	(116,681)	(1,404)
Deferred financing costs	(2,771)	—
Proceeds from exercise of stock options	175	—
Net change in book overdraft	—	60
Net cash (used for) financing activities	(9,277)	(1,398)
Effect of exchange rate changes on cash	3	(1)
Cash balances of subsidiary at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	(5,261)	5,064
Cash and cash equivalents at beginning of period	36,242	16,980
Cash and cash equivalents at end of period	$30,981	$22,044

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			other
	Common	Common	comprehensive	Accumulated
	shares	stock	income	deficit	Total
	(In thousands)
BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net (loss) for the three months ended April 29,
2007				(7,398)	(7,398)
Foreign currency translation adjustment, net of
income taxes of $47			105		105
Unrealized (loss) from cash flow hedge, net of
income tax benefit of $125			(191)		(191)
Total comprehensive (loss)					(7,484)
Exercise of stock options	53	175			175
Issuance of common shares and warrants (Notes
6 and 10)	1,834	36,875			36,875
Share-based compensation (Note 10)	185	2,156			2,156
BALANCE AT APRIL 29, 2007	64,742	$350,148	$1,180	$(239,419)	$111,909

BALANCE AT JANUARY 29, 2006	61,841	$298,255	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the three months ended April 30,
2006				(6,042)	(6,042)
Foreign currency translation adjustment, net of
income taxes of $67			121		121
Unrealized gain from cash flow hedge, net of
income taxes of $130			199		199
Total comprehensive (loss)					(5,722)
Issuance of common stock warrant		6,700			6,700
Share-based compensation (Note 10)	298	1,466			1,466
BALANCE AT APRIL 30, 2006	62,139	$306,421	$1,746	$(197,052)	$111,115

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Overview

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2007. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Report, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 28, 2007 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP.

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

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its wholly-owned subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation.

     The Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries.” The Company ceased consolidating the financial statements of Glazed Investments, LLC (“Glazed Investments”) in February 2006 after Glazed Investments filed for bankruptcy as described in Note 9.

     Investments in entities over which the Company has the ability to exercise significant influence, and whose financial statements are not required to be consolidated, are accounted for using the equity method. These entities typically are 20% to 35% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised and the dilution from the issuance of restricted shares, computed using the treasury stock method.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Numerator: net (loss)	$(7,398)	$(6,042)
Denominator:
Basic earnings per share - weighted average shares outstanding	63,151	61,839
Diluted earnings per share - weighted average shares outstanding	63,151	61,839

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months ended April 29, 2007 and April 30, 2006 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options. See Note 10 for additional information regarding share-based compensation.

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     The Company had approximately $4.5 million of unrecognized tax benefits as of January 29, 2007. If recognized, approximately $1.9 million of the unrecognized tax benefits would affect the Company’s effective income tax rate.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $450,000 of accrued interest and penalties as of January 29, 2007.

     The amounts of the Company’s unrecognized tax benefits and accrued interest and penalties were not materially different at April 29, 2007 from the amounts at January 29, 2007.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for all years prior to fiscal 2002. The Company’s income tax returns for fiscal 2002 through 2004 currently are under examination by the Internal Revenue Service. All significant state, local and foreign income tax matters have been concluded through fiscal 2003. It is reasonably possible that the conclusion of the pending IRS audit and the liquidation of a foreign subsidiary could result in recognition of a portion of the Company’s unrecognized tax benefits during the next 12 months, however the amount is not expected to be material to the Company’s financial position or results of operations.

     REVISIONS. In the quarter ended April 29, 2007, the Company revised its presentation of gains and losses on disposals of property and equipment and foreign currency transaction gains and losses related to inventory purchases to report such amounts as components of income or loss from operations. Such amounts previously had been reported as components of non-operating income and expense. Gains and losses on disposals of property and equipment are now reported consistently with depreciation and amortization expense and impairment charges, and foreign currency gains and losses associated with purchases of materials are now reported with other components of materials purchases, as part of direct operating expenses. The effect of such revisions was not material.

Recent Accounting Pronouncements

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 to have a material effect on the Company’s financial position or results of operations.

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

Note 2 — Business Conditions

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses.

     Some measures of the Company’s performance improved in fiscal 2007. Average weekly sales per store rose, and cash provided by operating activities increased to $22.1 million from $1.9 million in fiscal 2006. In addition, during fiscal 2007 the Company settled or agreed to settle significant litigation (although the Company faces unresolved contingencies described in Note 6), reduced the amount of its guarantee obligations from $25.1 million to $17.2 million, increased its cash balance from $17.0 million to $36.2 million and reduced its outstanding indebtedness from $122.7 million to $107.7 million.

     In addition, on February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 5, which provide the Company with a $110 million term loan maturing in February 2014 and a $50 million revolving credit facility maturing in February 2013. The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated. This refinancing has resulted, and is expected to continue to result, in a substantial reduction in interest expense.

     The financial covenants contained in the 2007 Secured Credit Facilities are described in Note 5. These covenants contemplate continued improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities. While there can be no assurance that the Company’s financial condition and results of operations will improve, management’s operating plans for fiscal 2008 have been designed to achieve those goals. Many factors could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several significant franchisees are experiencing financial pressures which, in certain instances, appear to have become more exacerbated during the quarter. A significant reduction in the number of domestic franchise stores in operation (which the Company believes is reasonably likely as a result of such pressures) could have a significant adverse effect on the Company’s results of operations. Nevertheless, based on information currently available, management believes that the Company will be able to comply with the financial and other covenants contained in the 2007 Secured Credit Facilities and will have adequate liquidity to continue to operate and restructure its business.

     During the quarter ended April 29, 2007, the Company recorded impairment and lease termination costs totaling approximately $12.7 million, the substantial majority of which consists of non-cash impairment charges related to the Company Stores segment. The Company continually is reassessing elements of its business operations with a view toward improving its operations and devoting its resources to the most promising opportunities. As part of this reassessment, during the quarter ended April 29, 2007, the Company concluded that it is more likely than not that it will close or refranchise certain of its operations, and further concluded that such actions were likely to result in the Company being unable to recover the carrying value of those operations. As a result, the Company recorded an impairment charge during the quarter to reduce the carrying value of the affected long-lived assets to their estimated fair values. The Company continues to reevaluate its business, and any ultimate decisions to close stores or take other restructuring actions could result in additional charges for impairments and lease termination costs.

Note 3 — Receivables

     The components of receivables are as follows:

	Apr. 29,	Jan. 28,
	2007	2007
	(In thousands)
Receivables:
Wholesale doughnut customers	$14,380	$15,091
Unaffiliated franchisees	12,636	13,927
Current portion of notes receivable	382	496
	27,398	29,514
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(441)	(682)
Unaffiliated franchisees	(3,509)	(2,063)
	(3,950)	(2,745)
	$23,448	$26,769
Receivables from Equity Method Franchisees (Note 9):
Trade	$3,739	$3,719
Current portion of notes receivable	18	18
Less — allowance for doubtful accounts	(2,851)	(2,903)
	$906	$834

Note 4 — Inventories

The components of inventories are as follows:
	Apr. 29,	Jan. 28,
	2007	2007
	(In thousands)
Raw materials	$7,999	$6,998
Work in progress	44	33
Finished goods	5,223	4,996
Purchased merchandise	10,223	8,872
Manufacturing supplies	102	107
	$23,591	$21,006

Note 5 — Long Term Debt

Long-term debt and capital lease obligations consist of the following:

	Apr. 29,	Jan. 28,
	2007	2007
	(In thousands)
2007 Secured Credit Facilities	$100,711	$—
2005 Secured Credit Facilities	—	107,066
Capital lease obligations	304	630
	101,015	107,696
Less: current maturities	(1,404)	(1,730)
	$99,611	$105,966

  2007 Secured Credit Facilities

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities consist of a $50 million revolving credit facility maturing February 2013 (the “2007 Revolver”) and a $110 million term loan facility maturing February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment fees under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge of approximately $9.6 million in the quarter ended April 29, 2007, representing the approximately $4.1 million prepayment fee related to the 2005 Secured Credit Facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit (approximately $20.6 million as of April 29, 2007) reduces the amount available for cash borrowings under the related revolver.

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

     The 2007 Term Loan is payable in equal quarterly installments of $275,000 beginning April 30, 2007 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis. During the quarter ended April 29, 2007, the Company prepaid approximately $9.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $5.0 million was a discretionary prepayment.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of April 29, 2007, these tests were set at 4.5 to 1.0, in the case of the consolidated leverage ratio, and 2.75 to 1.0, in the case of the consolidated interest coverage ratio. As of April 29, 2007, the Company’s consolidated leverage ratio was approximately 3.78 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.89 to 1.0. The maximum consolidated leverage ratio for periods ending after April 29, 2007 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $20.6 million were outstanding as of April 29, 2007. The maximum additional borrowing available to the Company as of April 29, 2007 was approximately $23.2 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

     The 2007 Secured Credit Facilities also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company intends to account for these derivatives as cash flow hedges. Simultaneously with entering into the new derivative contracts, the Company terminated another derivative contract entered into in 2005 to hedge the risk of rising interest rates on interest expense associated with the 2005 Secured Credit Facilities.

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

     As required by the 2005 Secured Credit Facilities, the Company entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminated the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.5% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative was accounted for as a cash flow hedge from its inception in June 2005 through February 16, 2007. After that date, the derivative contract could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk due to a change in the computation of interest payment periods on the derivative contract relative to interest expense on the related indebtedness, and hedge accounting was discontinued. As a consequence, changes in the fair value of the derivative contract after February 16, 2007 were reflected in earnings. Simultaneously with entering into the new derivative contracts described above related to the 2007 Secured Credit Facilities, the Company terminated the $75 million notional amount derivative contract.

Note 6 — Commitments and Contingencies

     Except as disclosed below, the Company currently is not aware of any legal proceedings or claims that the Company believes could individually have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

     The defendants in one or more of these actions included certain current and former directors of the Company, certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected two new independent directors and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the Securities and Exchange Commission (the “Commission”) described below, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent registered public accounting firm and other matters relevant to the foregoing.

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

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company in connection with the Stipulation. The provision for settlement costs was adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 10.

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

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Contingencies and Commitments

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $16.7 million and $17.2 million at April 29 and January 28, 2007, respectively, and are summarized in Note 9. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During fiscal 2007, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; the related accrual is included in other accrued liabilities in the accompanying consolidated balance sheet.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. As discussed above, several of the Company’s current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company has agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.7 million remains as of April 29, 2007). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the Commission or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s results of operations and financial condition. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     Commercial banks had issued letters of credit on behalf of the Company totaling $20.6 million at April 29, 2007, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts and options on such contracts as of April 29, 2007 was an asset of approximately $12,000.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$12,038	$358
Impairment of reacquired franchise rights	400	—
Total impairment charges	12,438	358
Lease termination costs:
Provision for termination costs	364	397
Less — reversal of previously recorded deferred rent expense	(139)	—
Net provision	225	397
	$12,663	$755

     Impairment charges associated with long-lived assets consist principally of charges to reduce the carrying value of assets related to stores closed or likely to be closed to their estimated fair values. Such assets include leasehold improvements, which typically are abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Balance at beginning of period	$1,650	$1,981
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	324	351
Accretion of discount	40	46
Total provision	364	397
Payments	(441)	(503)
Balance at end of period	$1,573	$1,875

Note 8 — Segment Information

     The Company’s reportable segments are Company Stores, Franchise and KK Supply Chain. The Company Stores segment is comprised of the operating activities of the stores owned by the Company and by Consolidated Franchisees (see Note 9). These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores are purchased from the KK Supply Chain segment. The Franchise segment represents the results of the Company’s franchise programs. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KK Supply Chain segment supplies mix, equipment, coffee and other items to both Company and franchisee-owned stores.

     All intercompany transactions between the KK Supply Chain segment and the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating earnings for the Company Stores segment does not include any profit earned by the KK Supply Chain segment on sales of doughnut mix, ingredients and supplies to the Company Stores segment; such profit is included in KK Supply Chain operating income. The gross profit earned by the KK Supply Chain segment on sales of equipment to the Company Stores segment and eliminated in consolidation similarly is not included in the KK Supply Chain segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of that intercompany profit.

     The following table presents the results of operations of the Company’s operating segments. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Revenues:
Company Stores	$80,452	$85,998
Franchise	5,000	4,549
KK Supply Chain:
Total revenues	52,729	57,244
Less - intersegment elimination	(27,263)	(28,426)
External KK Supply Chain revenues	25,466	28,818
Total revenues	$110,918	$119,365
Operating income (loss):
Company Stores	$(168)	$3,330
Franchise	3,293	3,701
KK Supply Chain	6,695	10,156
Unallocated general and administrative expenses	(7,122)	(16,981)
Impairment charges and lease termination costs	(12,663)	(755)
Settlement of litigation	14,930	—
Total operating income (loss)	$4,965	$(549)
Depreciation and amortization expense:
Company Stores	$3,492	$4,168
Franchise	24	32
KK Supply Chain	872	875
Corporate administration	300	403
Total depreciation and amortization expense	$4,688	$5,478

     During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments; such revision resulted in an increase of $1.5 million in costs allocated to the three business segments compared to the first quarter of fiscal 2007, and a corresponding reduction in general and administrative expenses. Of the $1.5 million increase, $775,000 was allocated to Company Stores, $350,000 was allocated to Franchise and $375,000 was allocated to KK Supply Chain.

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     Consolidated Franchisee

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

     Equity Method Franchisees

     As of April 29, 2007, the Company has interests in seven franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below. The consolidated balance sheet at April 29, 2007 includes an accrual for potential payments under the loan and lease guarantees of approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of payment demand with respect to a guaranteed obligation. There is no liability reflected for other guarantees as of April 29 or January 28, 2007 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees.

	April 29, 2007
	Company	Investment				Loan and
	ownership	and	Trade	Notes Receivable		Lease
	percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars In Thousands)
A-OK, LLC	30.3%	$(301)	$1,541	$—	$—	$2,453
KK-TX I, L.P	33.3%	(330)	174	—	—	1,277
Kremeworks, LLC	25.0%	1,356	515	—	—	2,417
Kremeworks Canada, LP	24.5%	618	52	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	73	—	—	10,056
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,697	242	—	—	—
Priz Doughnuts, LP	33.3%	—	1,142	18	—	450
		$3,040	$3,739	$18	$—	$16,653

	January 28, 2007
	Company	Investment				Loan and
	ownership	and	Trade	Notes Receivable		Lease
	percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars In Thousands)
A-OK, LLC	30.3%	$(333)	$1,563	$—	$—	$2,554
KK-TX I, L.P	33.3%	(305)	206	—	—	1,330
Kremeworks, LLC	25.0%	1,492	514	—	—	2,667
Kremeworks Canada, LP	24.5%	569	51	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	18	—	—	10,231
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,801	225	—	—	—
Priz Doughnuts, LP	33.3%	—	1,142	18	—	450
		$3,224	$3,719	$18	$—	$17,232

     Amounts shown in the preceding tables for accounts and notes receivable are before reduction for related allowances for doubtful accounts, which totaled approximately $2.9 million at April 29 and January 28, 2007.

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

Note 10 — Shareholders’ Equity

Common Shares and Warrants Issued in Connection With Settlement of Litigation

     On March 2, 2007, the Company issued 1,833,828 shares of common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share in connection with the settlement of certain litigation as described in Note 6. As of that date, the aggregate fair value of the common shares was approximately $18.4 million and the aggregate fair value of the warrants was approximately $18.5 million. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $12.21 per share; a market price of common stock of $10.01 per share; an expected term of 5.0 years; a risk-free rate of 4.46%; a dividend yield of zero; and expected volatility of 50%.

     The common stock and warrants had a fair value as of January 28, 2007 of approximately $51.8 million which, together with the approximately $35.0 million cash paid to the settlement class by the Company’s insurers, was reflected in the consolidated balance sheet under the caption “accrued litigation settlement.” The decrease in the estimated fair value of the common stock and warrants from January 28, 2007 to their issuance on March 2, 2007 of approximately $14.9 million was credited to earnings in the first quarter of fiscal 2008, at which time the aggregate fair value of the securities of approximately $36.9 million was reclassified from liabilities to common stock.

Warrant Issued in Exchange for Services

     General and administrative expenses for the first quarter of fiscal 2007 include $3.9 million representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s estimated fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The substantial charge to earnings related to the warrant in the first quarter of fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004) , “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months ended April 29, 2007 and April 30, 2006 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of options during either period.

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,453	$1,370
Restricted stock	703	96
Total costs	$2,156	$1,466

Costs included in:
Direct operating expenses	$906	$652
General and administrative expenses	1,250	814
Total costs	$2,156	$1,466

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

     As of April 29, 2007, there were 404 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, South Korea and the United Kingdom, of which 114 were owned by the Company and 290 were owned by franchisees. Of the 404 total stores, there were 301 factory stores and 103 satellites; 269 stores were located in the United States and 135 were located in other countries.

     Factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach additional consumer segments. These sales channels are comprised of on-premises sales (principally sales to customers visiting stores) and off-premises sales (sales to convenience stores, grocery stores/mass merchants and other food service and institutional accounts). Satellite stores consist primarily of the hot shop, fresh shop and kiosk formats. Hot shops contain heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosk locations do not contain doughnut heating technology.

     The Company generates revenues from three distinct sources: stores operated by the Company, referred to as Company Stores; franchise fees and royalties from franchise stores, referred to as Franchise; and a vertically integrated supply chain, referred to as KK Supply Chain.

     On April 27, 2007, the Company announced that Robert L. Strickland would retire from the Company’s Board of Directors effective immediately preceding the Company’s Annual Meeting of Shareholders on June 4, 2007. Also on April 24, 2007, the Company announced the resignation of Michael C. Phalen, then serving as the Company’s Chief Financial Officer, as of June 5, 2007, and the appointment of Douglas R. Muir as the Company’s new Chief Financial Officer as of June 5, 2007.

     On April 27, 2007, the Company disclosed that Sandra K. Michel had entered into an employment agreement, dated as of and effective April 23, 2007, pursuant to which she will serve as the Company’s general counsel and an executive vice president.

     On May 14, 2007, the Company announced that it has completed the preparation of its Uniform Franchise Offering Circular (the “UFOC”) and submitted the UFOC for review by those states in which registration is required. Once the review process is complete and the UFOC is registered, the Company expects to be able to offer franchises in all 50 states.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the first quarter of fiscal 2008 and 2007 expressed as a percentage of revenues (percentage amounts may not add to totals due to rounding).

	Three months ended
	Apr. 29,	Apr. 30,
	2007	2006
Revenues	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	87.4	81.3
General and administrative expenses	6.2	13.9
Depreciation and amortization expense	4.2	4.6
Impairment charges and lease termination costs	11.4	0.6
Settlement of litigation	(13.5)	—
Other operating (income) and expense, net	(0.3)	—
Operating income (loss)	4.5%	(0.5)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. Transferred stores for the three months ended April 30, 2006 represent 12 stores operated by Glazed Investments which were sold to a franchisee, less one store operated by a franchisee acquired by the Company.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended April 29, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	8	9
Closed	—	(4)	(4)
Transferred	—	—	—
APRIL 29, 2007	109	192	301

Three months ended April 30, 2006:
JANUARY 29, 2006	128	195	323
Opened	—	2	2
Closed	(4)	(12)	(16)
Transferred	(11)	11	—
APRIL 30, 2006	113	196	309

Data on the number of satellite stores appear in the table below. Transferred stores for the three months ended April 30, 2006 represents one store operated by a franchisee acquired by the Company.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended April 29, 2007:
JANUARY 28, 2007	5	94	99
Opened	—	4	4
Closed	—	—	—
Transferred	—	—	—
APRIL 29, 2007	5	98	103

Three months ended April 30, 2006:
JANUARY 29, 2006	5	74	79
Opened	1	7	8
Closed	(1)	(1)	(2)
Transferred	1	(1)	—
APRIL 30, 2006	6	79	85

     Data on the aggregate number of factory and satellite stores as of April 29, 2007 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	103	133	236
International	6	59	65
Total factory stores	109	192	301

SATELLITES:
Domestic:
Hot shops	2	13	15
Fresh shops	3	14	17
Kiosks	—	1	1
Total domestic	5	28	33

International:
Hot shops	—	23	23
Fresh shops	—	28	28
Kiosks	—	19	19
Total international	—	70	70

Total satellites	5	98	103

     The table below presents average weekly sales per factory store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represents, on a Company and systemwide basis, the aggregate number of weeks in a period that factory stores or both factory and satellite stores were in operation.

     Systemwide sales, a non-GAAP financial measure, include the sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, including the sales by consolidated franchisees’ stores, sales to non-consolidated franchisees by the KK Supply Chain segment, and royalties and fees received from non-consolidated franchisees, but exclude sales by franchise stores to their customers.

	Three months ended
	Apr. 29,	Apr. 30,
	2007	2006
	(Dollars in thousands)
Average weekly sales per factory store (1):
Company	$56.8	$55.1
Systemwide	$51.7	$49.1
Factory Store operating weeks:
Company	1,417	1,502
Systemwide	3,813	4,114
Average weekly sales per store (1):
Company	$55.3	$53.5
Systemwide	$39.3	$39.9
Store operating weeks:
Company	1,456	1,546
Systemwide	5,009	5,062
____________________

(1)	Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED APRIL 29, 2007 COMPARED TO THREE MONTHS ENDED APRIL 30, 2006

  Overview

     Systemwide sales for the first quarter of fiscal 2008 decreased approximately 2.8% from the first quarter of fiscal 2007. The decrease was attributable to a 1.5% decrease in average weekly sales per store and a 1.0% decrease in store operating weeks. The systemwide sales decrease reflects a 6.4% decrease in Company Stores sales, while franchise store sales were essentially unchanged from the prior year quarter. On a same store basis (as described below), systemwide on-premises sales decreased 2.4% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

  Revenues

     Total revenues decreased 7.1% to $110.9 million for the three months ended April 29, 2007 from $119.4 million for the three months ended April 30, 2006. This decrease was comprised of a 6.4% decrease in Company Stores revenues to $80.5 million, a 9.9% increase in Franchise revenues to $5.0 million, and an 11.6% decrease in KK Supply Chain revenues to $25.5 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three months ended
	Apr. 29,	Apr. 30,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$80,452	$85,998
Franchise	5,000	4,549
KK Supply Chain:
Total revenues	52,729	57,244
Less - intersegment elimination	(27,263)	(28,426)
External KK Supply Chain revenues	25,466	28,818
Total revenues	$110,918	$119,365

PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.5%	72.0%
Franchise	4.5	3.8
KK Supply Chain	23.0	24.1
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 6.4% to $80.5 million in the first quarter of fiscal 2008 from $86.0 million in the first quarter of fiscal 2007. The decrease reflects a 5.8% decline in store operating weeks, partially offset by a 3.4% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 20 factory stores since the end of fiscal 2006. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores. The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks during the current year period (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year period. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same stores sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. For off-premises sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries are made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

Three months
ended
Apr. 29,
2007
ON-PREMISES:
Change in same store sales	0.1%
OFF-PREMISES:
Change in average weekly number of doors	1.3%
Change in average weekly sales per door	(4.3)%

     The increase in the average weekly number of doors represents growth in the convenience store channel, partially offset by a decrease in the average weekly number of doors in the grocery/mass merchant channel. The average weekly sales per door fell in both channels, with the grocery/mass merchant channel experiencing a much higher decline than the convenience store channel.

     Franchise Revenues. Franchise revenues, which consist principally of royalties and franchise fees, increased 9.9% to $5.0 million in the first quarter of fiscal 2008 from $4.5 million in the first quarter of fiscal 2007. Royalty revenues rose to $4.5 million in the first quarter of fiscal 2008 from $4.4 in the first quarter of fiscal 2007. Sales by franchise stores, as reported by the franchisees, were approximately $117 million in the first quarter of fiscal 2008 and in the first quarter of fiscal 2007. The Company did not recognize as revenue approximately $800,000 and $900,000 of uncollected royalties which accrued during the first quarter of fiscal 2008 and 2007, respectively, because the Company did not believe collection of these royalties was reasonably assured. In addition, franchise fees rose approximately $300,000 in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. A significant reduction in the number of domestic franchise stores in operation (which the Company believes is reasonably likely as a result of financial pressures) could have a significant adverse effect on franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 11.6% to $25.5 million in the first quarter of fiscal 2008 from $28.8 million in the first quarter of fiscal 2007. Sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KK Supply Chain decreased 14.9% as a result of an increasing percentage of franchisee sales attributable to sales by franchisees outside North America. While the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The decline in sales of mixes and other supplies was partially offset by a 19.5% increase in sales of equipment and equipment services in the first quarter fiscal 2008 compared to the first quarter of fiscal 2007, principally as a result of increased store expansion by franchisees in the first quarter of fiscal 2008. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 13% and 9% of KK Supply Chain revenues in the first quarter of fiscal 2008 and 2007, respectively. A significant reduction in the number of domestic franchise stores in operation (which the Company believes is reasonably likely as a result of financial pressures) could have a significant adverse effect on KK Supply Chain’s revenues.

Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 87.4% of revenues in the first quarter of fiscal 2008 compared to 81.3% of revenues in the first quarter of fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein. During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $1.5 million in costs allocated to segment direct operating expenses compared to the first quarter of fiscal 2007, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

     Amounts shown below for the Company Stores and KK Supply Chain segments for the three months ended April 30, 2006 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for the three months ended April 30, 2006 have been reclassified to be consistent with the presentation for the three months ended April 29, 2007.

	Three months ended
	Apr. 29,	Apr. 30,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$77,262	$78,478
Franchise	1,976	816
KK Supply Chain:
Total direct operating expenses	44,965	45,932
Less - intersegment elimination	(27,208)	(28,141)
KK Supply Chain direct operating expenses, less intersegment eliminations.	17,757	17,791
Total direct operating expenses	$96,995	$97,085

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	96.0%	91.3%
Franchise	39.5%	17.9%
KK Supply Chain	85.3%	80.2%
Total direct operating expenses	87.4%	81.3%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 96.0% in the first quarter of fiscal 2008 from 91.3% in the first quarter of fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2008 in order to partially offset higher raw materials costs, and increased marketing spending. The increase in Company stores direct operating expenses as a percentage of Company stores revenues is also a result of a $775,000 increase in the allocation of corporate overhead costs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $350,000 increase in the allocation of corporate overhead costs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues increased to 85.3% in the first quarter of fiscal 2008 from 80.2% in the first quarter of 2007. KK Supply Chain direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $1.4 million (approximately 5.5% of KK Supply Chain revenues) in the first quarter of fiscal 2008 resulting principally from the deterioration in the financial condition of a franchisee during the quarter. As of April 29, 2007, the Company’s allowances for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $6.4 million. In the first quarter of fiscal 2008, KK Supply Chain implemented price increases intended to recover a portion of the increases in the cost of certain ingredients (principally flour and shortening). The Company has achieved cost reductions in certain other materials and supplies and is seeking additional cost reductions to offset the remainder of the increase in the cost of raw materials. The prices of flour and shortening and the products from which they are made were volatile in fiscal 2007 and reached record highs during the year. The Company’s operating plans assume that prices of these ingredients will remain at levels above historical averages in fiscal 2008. The increase in KK Supply Chain direct operating expenses also reflects a $375,000 increase in the allocation of corporate overhead costs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

  General and Administrative Expenses

     General and administrative expenses decreased to $6.8 million, or 6.2% of total revenues, in the first quarter of fiscal 2008 from $16.6 million, or 13.9% of total revenues, in the first quarter of fiscal 2007. General and administrative expenses include fees paid to an interim management firm engaged by the Company from January 2005 through March 2006, and professional fees related to the internal and external investigations and litigation described in Note 6 to the consolidated financial statements included elsewhere herein, totaling approximately $725,000 in the first quarter of fiscal 2008 and $7.9 million (net of estimated insurance recoveries of approximately $1.9 million) in the first quarter of fiscal 2007. The unusual professional fees include approximately $3.9 million in the first quarter of fiscal 2007 related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described under “Warrant Issued in Exchange for Services” in Note 10 to the consolidated financial statements appearing elsewhere herein. Exclusive of these costs, general and administrative expenses for the first quarter of fiscal 2008 and 2007 were approximately 5.5% and 7.3% of total revenues, respectively. The decrease in these costs as a percentage of revenue reflects, among other things, approximately $1.5 million of additional corporate overhead costs (approximately 1.4% of revenues) allocated to direct operating expenses in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as described under “Direct Operating Expenses” above.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $4.7 million, or 4.2% of total revenues, in the first quarter of fiscal 2008 from $5.5 million, or 4.6% of total revenues, in the first quarter of fiscal 2007. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

  Impairment Charges and Lease Termination Costs

     The Company recorded impairment charges and lease termination costs of $12.7 million in the first quarter of fiscal 2008 compared to $755,000 in the first quarter of fiscal 2007. The charges consist of impairment charges of approximately $12.4 million and $358,000, respectively, principally related to Company stores long-lived assets and lease termination costs of $225,000 and $397,000, respectively. The majority of the impairment charges related to the Company Stores segment, and reflect either decisions to close stores or a likelihood that the Company will close or refranchise certain of its operations as it seeks to improve its operations and deploy its resources to what the Company believes are its most promising business opportunities. Lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

  Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 1of Part II, “Legal Proceedings,” and in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share. At the time the settlement was agreed upon, the Company’s fiscal 2006 financial statements had not been issued; accordingly, the Company charged a provision for the settlement of approximately $35.8 million against fiscal 2006 earnings, representing the estimated fair value as of late October 2006 of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings of approximately $16.0 million relating to the settlement, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company. The provision for settlement costs was adjusted downward by $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 10 to the consolidated financial statements.

  Other Operating Income and Expense, net

     Other operating income and expense, net in fiscal 2008 includes a net gain of $444,000 on property disposals and $159,000 of foreign currency transaction losses.

  Interest Expense

     Interest expense decreased to $2.5 million in the first quarter of fiscal 2008 from $5.1 million in the first quarter of fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in the first quarter of fiscal 2008 compared to the prior year quarter as a result of the Company’s refinancing its long-term debt effective February 16, 2007 as described under “Liquidity and Capital Resources” below and in Note 5 to the consolidated financial statements included elsewhere herein.

  Loss on Extinguishment of Debt

     During the first quarter of fiscal 2008, the Company closed the 2007 Secured Credit Facilities and used the proceeds to retire the 2005 Secured Credit Facilities as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee related to the 2005 Secured Credit Facilities and a $5.5 million write-off of unamortized deferred financing costs related to those facilities.

  Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $221,000 in the first quarter of fiscal 2008 compared to $494,000 in the first quarter of fiscal 2007. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

  Provision for Income Taxes

     The provision for income taxes was $461,000 in the first quarter of fiscal 2008 compared to $272,000 in the first quarter of fiscal 2007. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

  Net (Loss)

     The Company incurred net losses of $7.4 million and $6.0 million for the three months ended April 29, 2007 and April 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2008 and 2007.

	Three Months Ended
	Apr. 29,	Apr. 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$ 1,337	$ 7,560
Net cash provided by investing activities	2,676	316
Net cash (used for) financing activities	(9,277)	(1,398)
Effect of exchange rate changes on cash	3	(1)
Cash balances of subsidiary at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	$ (5,261)	$ 5,064

Cash Flows from Operating Activities

     Net cash provided by operating activities was $1.3 million and $7.6 million in the first quarter of fiscal 2008 and 2007, respectively. Cash provided by operating activities in the first quarter of fiscal 2008 was adversely affected by reduced operating margins and revenues compared to the first quarter of fiscal 2007. In addition, cash provided by operating activities in the first quarter of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s 2005 Secured Credit Facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     A major component of the change in cash provided by operating activities in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was interim management fees and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses, net of related insurance recoveries, reduced operating cash flow by $1.3 million and $5.6 million in the first quarter of fiscal 2008 and 2007, respectively.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $2.7 million in the first quarter of fiscal 2008 compared to $316,000 in the first quarter of fiscal 2007. The increase in cash provided by investing activities principally reflects an increase in cash proceeds received from the sale of property and equipment in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, the majority of which relates to sales of closed stores.

Cash Flows from Financing Activities

     Net cash used by financing activities was $9.3 million in the first quarter of fiscal 2008, compared to $1.4 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities (which were terminated) and to pay prepayment fees under the 2005 Secured Credit Facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first quarter of fiscal 2008, the Company prepaid approximately $9.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $5.0 million was a discretionary prepayment.

Other Balance Sheet Changes

     Other current assets declined by approximately $6.0 million from January 28 to April 29, 2007, principally due to the disposal of assets held for sale. Other accrued liabilities declined by approximately $5.5 million in the first quarter, principally due to lower accrued interest and the payment of certain accrued professional fees and accrued compensation.

Business Conditions

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses.

     Some measures of the Company’s performance improved in fiscal 2007. Average weekly sales per store rose, and cash provided by operating activities increased to $22.1 million from $1.9 million in fiscal 2006. In addition, during fiscal 2007 the Company settled or agreed to settle significant litigation (although the Company faces unresolved contingencies described in Note 6), reduced the amount of its guarantee obligations from $25.1 million to $17.2 million, increased its cash balance from $17.0 million to $36.2 million and reduced its outstanding indebtedness from $122.7 million to $107.7 million.

     In addition, on February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 5, which provide the Company with a $110 million term loan maturing in February 2014 and a $50 million revolving credit facility maturing in February 2013. The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated. This refinancing has resulted, and is expected to continue to result, in a substantial reduction in interest expense.

     The financial covenants contained in the 2007 Secured Credit Facilities are described in Note 5 to consolidated financial statements appearing elsewhere herein. These covenants contemplate continued improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities. While there can be no assurance that the Company’s financial condition and results of operations will improve, management’s operating plans for fiscal 2008 have been designed to achieve those goals. Many factors, including the risk factors described under Item 1A, “Risk Factors,” of the 2007 Form 10-K could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several significant franchisees are experiencing financial pressures which, in certain instances, appear to have become more exacerbated during the quarter. A significant reduction in the number of domestic franchise stores in operation (which the Company believes is reasonably likely as a result of such pressures) could have a significant adverse effect on the Company’s results of operations. A significant reduction in the number of domestic franchise stores in operation (which the Company believes is reasonably likely as a result of such pressures) could have a significant adverse effect on the Company’s results of operations. Nevertheless, based on information currently available, management believes that the Company will be able to comply with the financial and other covenants contained in the 2007 Secured Credit Facilities and will have adequate liquidity to continue to operate and restructure its business.

     During the quarter ended April 29, 2007, the Company recorded impairment and lease termination costs totaling approximately $12.7 million, the substantial majority of which consists of non-cash impairment charges related to the Company Stores segment. The Company continually is reassessing elements of its business operations with a view toward improving its operations and devoting its resources to the most promising opportunities. As part of this reassessment, during the quarter ended April 29, 2007, the Company concluded that it is more likely than not that it will close or refranchise certain of its operations, and further concluded that such actions were likely to result in the Company being unable to recover the carrying value of those operations. As a result, the Company recorded an impairment charge during the quarter to reduce the carrying value of the affected long-lived assets to their estimated fair values. The Company continues to reevaluate its business, and any ultimate decisions to close stores or take other restructuring actions could result in additional charges for impairments and lease termination costs.

Recent Accounting Pronouncements

     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” during the quarter ended April 29, 2007 as described in Note 1.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 to have a material effect on the Company’s financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in these short-term interest rates and increases in those rates adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company intends to account for these derivatives as cash flow hedges. Simultaneously with entering into the new derivative contracts, the Company terminated another derivative contract entered into in 2005 to hedge the risk of rising interest rates on interest expense associated with the 2005 Secured Credit Facilities.

     As of April 29, 2007, the Company had approximately $101.0 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $435,000 after giving effect to additional payments due to the Company from the interest rate hedge described above.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, or options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of April 29, 2007, all of which mature in fiscal 2008, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
		(Dollars in thousands, except average prices)
Futures contracts:
Wheat	625,000 bu.	$5.092/bu.	$3,182	$ 10
Soybean Oil	2,100,000 lbs.	$0.321/bu.	674	36
Coffee	300,000 lbs.	$1.194/bu.	358	(34)
				$ 12

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

		Approximate Range		Approximate Annual
	Approximate Anticipated	Of Average Price Paid	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2008 Purchases	In Fiscal 2007	Increase	Price Increase
	(In thousands)			(In thousands)
Flour	110,000 lbs.	$0.125 - $.0155/lb.	$0.01/lb.	$1,100
Shortening	55,000 lbs.	$0.260 - $0.355/lb.	$0.01/lb.	550
Sugar	80,000 lbs.	$0.285 - $0.290/lb.	$0.01/lb.	800

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of April 29, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2007 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of April 29, 2007, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

     As more fully set forth in Item 9A, “Controls and Procedures,” of the 2007 Form 10-K, management concluded that the Company’s internal controls over financial reporting were not effective as of January 28, 2007 because of the existence at that date of material weaknesses in internal controls. Those material weaknesses are described below (reproduced from Item 9A of the 2007 Form 10-K).

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

     During the quarter ended April 29, 2007, there were no material changes in the Company’s system of internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time we are subject to claims and suits arising in the course of our business. We maintain customary insurance policies (which are subject to deductibles) against such claims and suits, including insurance policies for workers’ compensation and personal injury.

     Except as disclosed below, we are currently not aware of any legal proceedings or claims that we believe could individually have a material adverse effect on our business, financial condition, results of operations or cash flows.

Governmental Investigations

SEC Investigation

      On October 7, 2004, the staff of the Commission advised us that the Commission had entered a formal order of investigation concerning the Company. We are cooperating with the investigation.

United States Attorney Investigation

     On February 24, 2005, the United States Attorney’s Office for the Southern District of New York advised us that it would seek to conduct interviews of certain current and former officers and employees of the Company. We are cooperating with the investigation.

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

     The defendants in one or more of these actions included certain current and former directors of the Company, certain current and former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (the Company’s former Chief Financial Officer), and certain persons or entities that sold franchises to the Company. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected two new independent directors and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the Commission, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent registered public accounting firm and other matters relevant to the foregoing.

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

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities issued by the Company in connection with the Stipulation. The provision for settlement costs was adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 10 to the consolidated financial statements appearing elsewhere herein.

State Court Books and Records Action

     On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Wake County, Nomm v. Krispy Kreme, Inc., seeking an order requiring us to permit the plaintiff to inspect and copy the books and records of the Company. On March 29, 2005, the action was transferred to the Superior Court of North Carolina for Forsyth County. On May 20, 2005, the case was assigned to the North Carolina Business Court. On June 27, 2005, plaintiff filed a motion to intervene and be named lead plaintiff in the federal court derivative actions described above. On August 2, 2005, the North Carolina Business Court stayed this action pending a decision on Ms. Nomm’s motion to intervene and to serve as lead plaintiff in the federal court actions described above. On October 21, 2005, the court in the federal court actions granted Ms. Nomm’s motion to intervene and, on October 28, 2005, denied Ms. Nomm’s motion to be named lead plaintiff. As a result of the entry of final judgments by the United States District Court approving the settlement of the securities class action and partial settlement of the shareholder derivative actions described above, the Company anticipates the books and records action presently pending in the North Carolina Business Court will be administratively and substantively dismissed by that Court.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2007 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     As previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended January 28, 2007 and its Current Reports on Form 8-K filed on November 6, 2006, February 16, 2007 and March 8, 2007, on March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 pursuant to the terms of the Stipulation. See Item 1 of Part II, “Legal Proceedings – Litigation.” The shares and warrants were issued in a transaction exempted from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(10) of the Securities Act as a transaction by an issuer approved by a court of the United States. The shares of common stock to be issued upon exercise of the warrants will be registered under the Securities Act pursuant to the terms of the Stipulation.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of shareholders of the Company was held on January 31, 2007 for the purpose of electing eight directors and voting on a shareholder proposal to declassify the Company’s Board of Directors. The table below shows the results of the shareholders’ voting:

	Votes in
	Favor	Withheld	Abstentions
Proposal 1:
Election of Directors
Charles A. Blixt (Class II)	52,146,156	5,292,982	—
Daryl G. Brewster (Class II)	52,131,966	5,307,172	—
Robert L. Strickland (Class III)	52,093,056	5,346,082	—
Michael H. Sutton (Class III)	52,053,135	5,386,001	—
Lizanne Thomas (Class III)	52,099,736	5,339,400	—
James H. Morgan (Class I)	52,125,211	5,313,927	—
Andrew J. Schindler (Class I)	52,045,452	5,393,686	—
Togo D. West, Jr. (Class I)	52,105,662	5,333,476	—

     In addition, the term of the following director continued after the annual meeting of shareholders of the Company held on January 31, 2007: Robert S. McCoy, Jr.

     The shareholder proposal to declassify the Company’s Board of Directors (which required an affirmative vote of 66-2/3% of the outstanding shares of common stock of the Company in order to be approved) received the following results and, as a result, was not approved:

19,870,528	Votes for approval
8,323,647	Votes against
360,270	Abstentions
—	Broker non-votes

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2005)

10.1	—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Sandra K. Michel (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed April 27, 2007)

10.2	—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 27, 2007)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: June 4, 2007	By:	/s/ Daryl G. Brewster
		Name:	Daryl G. Brewster
		Title:	Chief Executive Officer

Date: June 4, 2007	By:	/s/ Michael C. Phalen
		Name:	Michael C. Phalen
		Title:	Chief Financial Officer