Form 10-Q
period 2007-07-29
KRISPY KREME DOUGHNUTS INC
filed 2007-09-06
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2007
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

     Number of shares of Common Stock, no par value, outstanding as of August 26, 2007: 64,747,487.

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

  the outcome of pending governmental investigations, including by the United States Securities and Exchange Commission (the “Commission”) and the United States Attorney’s Office for the Southern District of New York;

  potential indemnification obligations and limitations of our director and officer liability insurance;

  material weaknesses in our internal control over financial reporting;

  our ability to implement remedial measures necessary to improve our processes and procedures;

  the quality of Company and franchise store operations;

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 29,	Jan. 28,
	2007	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,893	$36,242
Receivables	20,886	26,769
Accounts and notes receivable — equity method franchisees	2,200	834
Inventories	24,404	21,006
Insurance recovery receivable	—	34,967
Other current assets	6,616	12,000
Total current assets	78,999	131,818
Property and equipment	135,297	168,654
Investments in equity method franchisees	2,839	3,224
Goodwill and other intangible assets	28,534	28,934
Deferred income taxes	20	20
Other assets	10,247	16,842
Total assets	$255,936	$349,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,851	$1,730
Accounts payable	8,677	7,874
Accrued litigation settlement	—	86,772
Deferred income taxes	20	20
Other accrued liabilities	34,006	38,474
Total current liabilities	44,554	134,870
Long-term debt, less current maturities	94,336	105,966
Other long-term obligations	29,597	29,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	352,524	310,942
Accumulated other comprehensive income	1,384	1,266
Accumulated deficit	(266,459)	(233,246)
Total shareholders’ equity	87,449	78,962
Total liabilities and shareholders’ equity	$255,936	$349,492

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$104,098	$112,535	$215,016	$231,900
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	95,333	97,048	192,328	194,133
General and administrative expenses	6,922	12,154	13,744	28,761
Depreciation and amortization expense	4,086	5,459	8,774	10,937
Impairment charges and lease termination costs	22,109	382	34,772	1,137
Settlement of litigation	—	—	(14,930)	—
Other operating (income) and expense, net	16	111	(269)	100
Operating (loss)	(24,368)	(2,619)	(19,403)	(3,168)
Interest income	407	424	845	708
Interest expense	(2,635)	(5,036)	(5,155)	(10,169)
Loss on extinguishment of debt	—	—	(9,622)	—
Equity in (losses) of equity method franchisees	(258)	(365)	(479)	(859)
Other non-operating income and (expense), net	23	3,097	46	3,219
(Loss) before income taxes	(26,831)	(4,499)	(33,768)	(10,269)
Provision for income taxes	209	78	670	350
Net (loss)	$(27,040)	$(4,577)	$(34,438)	$(10,619)

(Loss) per common share:
Basic	$(.42)	$(.07)	$(.54)	$(.17)

Diluted	$(.42)	$(.07)	$(.54)	$(.17)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 29,	July 30,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(34,438)	$(10,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,774	10,937
Deferred income taxes	39	(292)
Impairment charges	33,124	398
Settlement of litigation	(14,930)	—
Accrued rent expense	109	823
(Gain) loss on disposal of property and equipment	(446)	83
(Gain) on sale of interest in equity method franchisee	—	(3,520)
Share-based compensation	4,525	6,902
Provision for doubtful accounts	1,215	2,008
Amortization of deferred financing costs	5,726	1,374
Equity in losses of equity method franchisees	479	859
Other	185	303
Change in assets and liabilities:
Receivables	3,312	(2,690)
Inventories	(3,378)	1,497
Other current and non-current assets	703	4,262
Accounts payable and accrued liabilities	(3,364)	(3,522)
Other long-term obligations	310	809
Net cash provided by operating activities	1,945	9,612
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,357)	(1,987)
Proceeds from disposals of property and equipment	4,866	3,627
Investments in and advances to franchise investees	—	(625)
Recovery of investments in and advances to franchise investee	—	2,500
Sale of interest in equity method franchisee	—	3,840
Acquisition of stores from franchisee	—	(400)
Decrease in other assets	5	14
Net cash provided by investing activities	1,514	6,969
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	—	2,984
Repayment of short-term debt	—	(1,317)
Proceeds from issuance of long-term debt	110,000	—
Repayment of long-term debt	(122,165)	(2,137)
Deferred financing costs	(2,868)	—
Proceeds from exercise of stock options	182	—
Net change in book overdraft	—	(60)
Net cash (used for) financing activities	(14,851)	(530)
Effect of exchange rate changes on cash	43	23
Cash balances of subsidiary at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	(11,349)	14,661
Cash and cash equivalents at beginning of period	36,242	16,980
Cash and cash equivalents at end of period	$24,893	$31,641
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$656	$41

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			other
	Common	Common	comprehensive	Accumulated
	shares	stock	income	deficit	Total
	(In thousands)
BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net (loss) for the six months ended July 29, 2007				(34,438)	(34,438)
Foreign currency translation adjustment, net of income taxes of $62			273		273
Unrealized (loss) from cash flow hedge, net of income tax benefit of $101			(155)		(155)
Total comprehensive (loss)					(34,320)
Exercise of stock options	58	182			182
Issuance of common shares and warrants (Notes 6 and 10)	1,834	36,875			36,875
Share-based compensation (Note 10)	184	4,525			4,525
BALANCE AT JULY 29, 2007	64,746	$352,524	$1,384	$(266,459)	$87,449

BALANCE AT JANUARY 29, 2006	61,841	$298,255	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the six months ended July 30, 2006				(10,619)	(10,619)
Foreign currency translation adjustment, net of income taxes of $91			139		139
Unrealized gain from cash flow hedge, net of income taxes of $201			307		307
Total comprehensive (loss)					(10,173)
Issuance of common stock warrant		6,700			6,700
Share-based compensation (Note 10)	298	3,040			3,040
BALANCE AT JULY 30, 2006	62,139	$307,995	$1,872	$(201,629)	$108,238

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands)
Numerator: net (loss)	$(27,040)	$(4,577)	$(34,438)	$(10,619)
Denominator:
Basic earnings per share - weighted average shares outstanding	63,872	61,854	63,511	61,847
Diluted earnings per share - weighted average shares outstanding	63,872	61,854	63,511	61,847

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and six months ended July 29, 2007 and July 30, 2006 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options. See Note 10 for additional information regarding share-based compensation.

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     The Company had approximately $4.5 million of unrecognized tax benefits as of January 29, 2007. If recognized, approximately $1.9 million of the unrecognized tax benefits would be recorded as a part of income tax expense and affect the Company’s effective income tax rate.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $450,000 of accrued interest and penalties as of January 29, 2007.

     The amounts of the Company’s unrecognized tax benefits and accrued interest and penalties were not materially different at July 29, 2007 from the amounts at January 29, 2007.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for all years prior to fiscal 2002. The Company’s income tax returns for fiscal 2002 through 2004 currently are under examination by the Internal Revenue Service (“IRS”). All significant state, local and foreign income tax matters have been concluded through fiscal 2003. It is reasonably possible that the conclusion of the pending IRS audit and the liquidation of a foreign subsidiary could result in recognition of a portion of the Company’s unrecognized tax benefits during the next 12 months; however, the amount is not expected to be material to the Company’s financial position or results of operations.

     REVISIONS. Beginning in the quarter ended April 29, 2007, the Company revised its presentation of gains and losses on disposals of property and equipment and foreign currency transaction gains and losses related to inventory purchases to report such amounts as components of income or loss from operations. Such amounts previously had been reported as components of non-operating income and expense. Gains and losses on disposals of property and equipment are now reported consistently with depreciation and amortization expense and impairment charges, and foreign currency gains and losses associated with purchases of materials are now reported with other components of materials purchases, as part of direct operating expenses. The effect of such revisions was not material.

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

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company reported net losses of $34.4 million and $10.6 million for the six months ended July 29, 2007 and July 30, 2006, respectively, and cash provided by operating activities was $1.9 million and $9.6 million, respectively.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges principally related to underperforming Company stores and a manufacturing and distribution facility. Total impairment charges for the three month and six month periods ended July 29, 2007 were $22.1 million and $34.8 million, respectively.

     On February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 5, which are the Company’s principal source of external financing. These facilities provide the Company with a $110 million term loan maturing in February 2014 and a $50 million revolving credit facility maturing in February 2013. The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated. This refinancing has resulted in a substantial reduction in interest expense.

     The 2007 Secured Credit Facilities contain significant financial and other covenants as described in Note 5. The financial covenants contained in the 2007 Secured Credit Facilities are based upon the Company’s original fiscal 2008 operating plan and long-term financial forecast, including the anticipated levels of EBITDA (as defined in Note 5) for fiscal 2008 and thereafter included in such plan and forecast. The financial covenants contemplate improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities.

     Although the Company was in compliance with the financial covenants as of July 29, 2007, for the six months then ended the Company did not achieve the levels of EBITDA anticipated in its original fiscal 2008 operating plan, and there can be no assurance that the Company will be able to continue to comply with the financial and other covenants in the facilities. The Company has prepaid approximately $14.3 million of the $110 million term loan, including discretionary prepayments of $5.0 million in each of the first and second quarters of fiscal 2008. As of July 29, 2007, the maximum additional indebtedness permitted under the financial covenants was approximately $8 million. Based on the Company’s current forecast of fiscal 2008 results, the Company anticipates that an additional prepayment of approximately $5 million will be necessary in the third quarter of fiscal 2008 in order to continue to comply with the financial covenants. Failure to comply with the financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the 2007 Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     The 2007 Secured Credit Facilities also contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5.

     Many factors could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to further increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during the second quarter. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6, two of which currently are experiencing financial difficulties as described in Note 9. Subsequent to July 29, 2007, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”); these franchisees operated a total of 34 franchise stores as of the dates of their bankruptcy filings. Franchisees closed 13 stores in the first six months of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

Note 3 — Receivables

     The components of receivables are as follows:

	July 29,	Jan. 28,
	2007	2007
	(In thousands)
Receivables:
Wholesale doughnut customers	$12,896	$15,091
Unaffiliated franchisees	12,046	13,927
Current portion of notes receivable	293	496
	25,235	29,514
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(629)	(682)
Unaffiliated franchisees	(3,720)	(2,063)
	(4,349)	(2,745)
	$20,886	$26,769
Receivables from Equity Method Franchisees:
Trade	$4,686	$3,719
Current portion of notes receivable	18	18
Less — allowance for doubtful accounts	(2,504)	(2,903)
	$2,200	$834

Note 4 — Inventories

     The components of inventories are as follows:

	July 29,	Jan. 28,
	2007	2007
	(In thousands)
Raw materials	$7,475	$6,998
Work in progress	236	33
Finished goods	7,414	4,996
Purchased merchandise	9,158	8,872
Manufacturing supplies	121	107
	$24,404	$21,006

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	July 29,	Jan. 28,
	2007	2007
	(In thousands)
2007 Secured Credit Facilities	$95,436	$—
2005 Secured Credit Facilities	—	107,066
Capital lease obligations	751	630
	96,187	107,696
Less: current maturities	(1,851)	(1,730)
	$94,336	$105,966

  2007 Secured Credit Facilities

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities consist of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan facility maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment fees under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge of approximately $9.6 million in the quarter ended April 29, 2007, representing the approximately $4.1 million prepayment fee related to the 2005 Secured Credit Facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit (approximately $20.7 million as of July 29, 2007) reduces the amount available for cash borrowings under the related revolver.

     Interest on borrowings under the 2007 Revolver and Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 3.00% and for Alternate Base Rate-based loans is 2.00%. Each of these Applicable Margins was reduced by 0.25% effective August 8, 2007 to 2.75% and 1.75%, respectively, when the Company obtained credit ratings from two national credit rating agencies. Moody’s Investors Service assigned a rating of “B3” to the 2007 Secured Credit Facilities and a corporate rating of “Caa1,” each with a “stable” outlook. Standard & Poor’s Ratings Services assigned a rating of “B” to the 2007 Secured Credit Facilities and a corporate rating of “B-,” each with a “negative” outlook.

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

     The 2007 Term Loan is payable in equal quarterly installments of $275,000 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be repaid with the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis. During the six months ended July 29, 2007, the Company prepaid approximately $14.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $10.0 million represented discretionary prepayments.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of July 29, 2007, the consolidated leverage ratio was required to be not greater than 4.25 to 1.0 and the consolidated interest coverage ratio was required to be not less than 3.0 to 1.0. As of July 29, 2007, the Company’s consolidated leverage ratio was approximately 4.0 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.8 to 1.0. The maximum consolidated leverage ratio for periods ending after July 29, 2007 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. These covenants are next scheduled to change in the fourth quarter of fiscal 2008, at which time the maximum consolidated leverage ratio will decrease to 4.0 to 1.0 and the minimum consolidated interest coverage ratio will increase 3.25 to 1.0. The covenants are scheduled for further adjustment in fiscal 2009. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $20.7 million were outstanding as of July 29, 2007. The maximum additional borrowing available to the Company as of July 29, 2007 was approximately $8 million. Such amount reflects the effects of application of the restrictive financial covenants described in the preceding paragraph.

     The 2007 Secured Credit Facilities also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company is accounting for these derivatives as cash flow hedges. Simultaneously with entering into the new derivative contracts, the Company terminated another derivative contract entered into in 2005 to hedge the risk of rising interest rates on interest expense associated with the 2005 Secured Credit Facilities.

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

     Interest on borrowings under the First Lien Revolver was payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans was 2.75% and for Alternate Base Rate-based loans was 1.75% (3.25% and 2.25%, respectively, from December 12, 2005 through January 28, 2007). In addition, the Company was required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the First Lien Revolver, as well as a 0.25% fronting fee. There also was a fee of 0.50% (0.75% from December 12, 2005 through January 28, 2007) on the unused portion of the First Lien Revolver lending commitment.

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

  State Court Books and Records Action

     On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. The case was later assigned to the North Carolina Business Court. Plaintiff Nomm moved to intervene and be named lead plaintiff in the consolidated derivative actions pending in the United States District Court for the Middle District of North Carolina described above. On August 2, 2005, the North Carolina Business Court stayed this action. The federal district court allowed Nomm to intervene but denied the motion to make her lead plaintiff. On February 14, 2007, the federal district court approved the partial settlement of the consolidated derivative actions and entered a Final Judgment and Order of Dismissal in those actions. On February 14, 2007, the North Carolina Business Court filed a copy of that Final Judgment and Order of Dismissal and, on March 23, 2007, administratively dismissed Ms. Nomm's action seeking to inspect and copy the records of the Company, concluding the Nomm action in the North Carolina Business Court.

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

  State Franchise/FTC Inquiry

     On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of the Company’s financial statements and requested that the Company provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. The Company cooperated with the inquiry and delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. The Company has not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $16.1 million and $17.2 million at July 29 and January 28, 2007, respectively, and are summarized in Note 9. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During fiscal 2007, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; the related accrual is included in other accrued liabilities in the accompanying consolidated balance sheet. There is no liability reflected for other guarantees as of July 29, 2007 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees. However, there can be no assurance that the Company will not be required to perform under its guarantees and, if circumstances change from those prevailing at July 29, 2007, additional provisions for guarantee payments could be required, and such provisions could be significant.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. As discussed above, several of the Company’s current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company has agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.4 million remains as of July 29, 2007). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the Commission or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s results of operations and financial condition. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     Commercial banks had issued letters of credit on behalf of the Company totaling $20.7 million at July 29, 2007, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts and options on such contracts as of July 29, 2007 was an asset of approximately $14,000.

     On August 31, 2006, in connection with settlement agreements related to certain litigation between the Company and the principals of its Southern California franchisee, Great Circle Family Foods, LLC (“Great Circle”), the Company acquired three franchise stores operated by Great Circle located in Burbank, Ontario and Orange, California, together with the related franchise rights, in exchange for $2.9 million cash. Pursuant to the agreements, Great Circle had the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continued to operate the stores for its own account under an operating agreement with the Company. The operating agreement generally continues on a month to month basis until terminated by either party. The repurchase right terminated unexercised on May 29, 2007. On August 22, 2007, Great Circle filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company and Great Circle have entered into an asset purchase agreement pursuant to which the Company could purchase an additional four franchise stores from Great Circle, including the related franchise rights, for approximately $2.3 million. Completion of the purchase of the four stores is subject to, among other things, approval of the bankruptcy court and the results of due diligence satisfactory to the Company in its sole discretion. At the time of the bankruptcy filing, Great Circle operated 11 franchise stores, including the three stores purchased by the Company from Great Circle in August 2006.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$20,686	$—	$32,724	$358
Impairment of reacquired franchise rights	—	40	400	40
Total impairment charges	20,686	40	33,124	398
Lease termination costs:
Provision for termination costs	1,670	342	2,034	739
Less — reversal of previously recorded deferred rent expense	(247)	—	(386)	—
Net provision	1,423	342	1,648	739
	$22,109	$382	$34,772	$1,137

     When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values.

     Impairment charges related to Company Stores long-lived assets were approximately $9.9 million and $20.6 million for the three and six month periods ended July 29, 2007, respectively, and approximately $0.4 million for the six months ended July 30, 2006. Such charges relate to underperforming stores, principally stores closed or likely to be closed. The impaired store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs.

     In the second quarter of fiscal 2008, the Company also recorded an impairment charge of approximately $10.6 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During the second quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility are now less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. The estimated fair value is based on certain appraisal information and management's current expectations as to the market for these assets; actual proceeds upon disposition could differ from management's estimate. The reduced carrying amount of the facility will be depreciated to its estimated fair value upon disposition over its estimated remaining useful life.

     The Company recorded an impairment charge of approximately $1.5 million during the six months ended July 29, 2007 to reduce the carrying value of its KK Supply Chain coffee roasting assets, which the Company plans to divest, to their estimated fair value upon disposition; substantially all of the charge was recorded in the first quarter.

     The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$1,573	$1,875	$1,650	$1,981
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	1,141	—	1,141	—
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	497	299	820	650
Accretion of discount	32	43	73	89
Total provision	1,670	342	2,034	739

Payments	(422)	(503)	(863)	(1,006)
Balance at end of period	$2,821	$1,714	$2,821	$1,714

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

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands)
Revenues:
Company Stores	$75,265	$78,937	$155,717	$164,935
Franchise	5,094	5,054	10,094	9,603
KK Supply Chain:
Total revenues	48,753	54,834	101,482	112,078
Less - intersegment elimination	(25,014)	(26,290)	(52,277)	(54,716)
External KK Supply Chain revenues	23,739	28,544	49,205	57,362
Total revenues	$104,098	$112,535	$215,016	$231,900
Operating income (loss):
Company Stores	$(5,164)	$(1,561)	$(5,332)	$1,769
Franchise	2,911	4,138	6,204	7,839
KK Supply Chain	7,251	7,744	13,946	17,900
Unallocated general and administrative expenses	(7,257)	(12,558)	(14,379)	(29,539)
Impairment charges and lease termination costs	(22,109)	(382)	(34,772)	(1,137)
Settlement of litigation	—	—	14,930	—
Total operating (loss)	$(24,368)	$(2,619)	$(19,403)	$(3,168)
Depreciation and amortization expense:
Company Stores	$2,923	$4,154	$6,415	$8,322
Franchise	24	31	48	63
KK Supply Chain	839	870	1,711	1,745
Corporate administration	300	404	600	807
Total depreciation and amortization expense	$4,086	$5,459	$8,774	$10,937

     During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments; such revision resulted in increases of $1.5 million and $3.0 million in costs allocated to the three business segments for the three and six month periods ended July 29, 2007, respectively, compared to the comparable periods of fiscal 2007, and a corresponding reduction in general and administrative expenses. Of the $1.5 million increase in each of the first two quarters of fiscal 2008, $775,000 was allocated to Company Stores, $350,000 was allocated to Franchise and $375,000 was allocated to KK Supply Chain.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing unallocated general and administrative expenses by approximately $1.0 million and $1.8 million for the three month and six month periods ended July 29, 2007, respectively, compared to the comparable periods of the preceding year, with a corresponding increase in segment operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     Consolidated Franchisee

     On February 3, 2006, Glazed Investments filed for bankruptcy protection, and the Company thereafter discontinued consolidation of Glazed Investments’ financial statements. Under the supervision of the court, on March 31, 2006, the majority of Glazed Investments’ stores were sold to another of the Company’s franchisees for $10 million cash. Glazed Investments closed the balance of its stores. While the proceeds of the sale and the proceeds from liquidation of Glazed Investments’ other assets were sufficient to retire a substantial majority of Glazed Investments’ outstanding debt, the Company paid approximately $1.1 million of Glazed Investments’ debt pursuant to the Company’s guarantee of certain of such indebtedness, of which approximately $625,000 was paid in the second quarter of fiscal 2007 and approximately $500,000 was paid in the third quarter of fiscal 2007. In the fourth quarter of fiscal 2007, the Company realized a recovery of $282,000 of amounts paid pursuant to the guarantee.

     Equity Method Franchisees

     As of July 29, 2007, the Company has interests in seven franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below. The consolidated balance sheet at July 29, 2007 includes an accrual for potential payments under the loan and lease guarantees related to these franchisees of approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of payment demand with respect to a guarantee related to Priz Doughnuts, L.P. There is no liability reflected for other guarantees of franchisee obligations as of July 29 or January 28, 2007 because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

	July 29, 2007
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(363)	$2,316	$—	$—	$2,391
KK-TX I, L.P.	33.3%	(364)	209	—	—	1,240
Kremeworks, LLC	25.0%	1,302	526	—	—	2,271
Kremeworks Canada, LP	24.5%	610	53	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	84	—	—	9,785
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,654	363	—	—	—
Priz Doughnuts, LP	33.3%	—	1,135	18	—	450
		$2,839	$4,686	$18	$—	$16,137

	January 28, 2007
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars In thousands)
A-OK, LLC	30.3%	$(333)	$1,563	$—	$—	$2,554
KK-TX I, L.P.	33.3%	(305)	206	—	—	1,330
Kremeworks, LLC	25.0%	1,492	514	—	—	2,667
Kremeworks Canada, LP	24.5%	569	51	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	18	—	—	10,231
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,801	225	—	—	—
Priz Doughnuts, LP	33.3%	—	1,142	18	—	450
		$3,224	$3,719	$18	$—	$17,232

     Amounts shown in the preceding tables for accounts and notes receivable are before reduction for related allowances for doubtful accounts, which totaled approximately $2.5 million and $2.9 million at July 29 and January 28, 2007.

     In December 2006, the Company entered into an agreement with Krispy Kreme of South Florida, LLC (“KKSF”) pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtains the Company’s release from the guarantees and otherwise complies with the terms of the agreement, the Company has agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration. As of July 29, 2007, KKSF was not in compliance with all of the terms of the agreement, including provisions regarding the payment of royalties to the Company. KKSF is seeking additional forbearance and/or financial support from the Company. Financial pressures on KKSF increase the likelihood that the Company would be required to perform under its guarantees of certain KKSF obligations. The Company currently cannot predict the likelihood or amount of payments, if any, under such guarantees, and no liability for any such payments has been reflected in the accompanying consolidated balance sheet.

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

Warrant Issued in Exchange for Services

     General and administrative expenses for the first six months of fiscal 2007 include $3.9 million representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s estimated fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The substantial charge to earnings related to the warrant in the first six months of fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004) , “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months and six months ended July 29, 2007 and July 30, 2006 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of options during any of the periods.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Costs charged to earnings related to:
Stock options	$1,526	$1,415	$2,979	$2,785
Restricted stock	843	159	1,546	255
Total costs	$2,369	$1,574	$4,525	$3,040

Costs included in:
Direct operating expenses	$967	$675	$1,873	$1,327
General and administrative expenses	1,402	899	2,652	1,713
Total costs	$2,369	$1,574	$4,525	$3,040

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including the Company’s Hot Original Glazed™, are made, sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     As of July 29, 2007, there were 411 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, South Korea, the United Arab Emirates and the United Kingdom, of which 111 were owned by the Company and 300 were owned by franchisees. Of the 411 total stores, there were 299 factory stores and 112 satellites; 263 stores were located in the United States and 148 were located in other countries.

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

     On May 14, 2007, the Company announced that it had completed the preparation of its Uniform Franchise Offering Circular (the “UFOC”) and submitted the UFOC for review by those states in which registration is required. The Company expects to file amendments to the UFOC and, upon re-registration, the Company expects to be able to offer franchises in all 50 states.

     Several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during the second quarter. On August 22, 2007, Great Circle, the Company’s franchisee in Southern California, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Great Circle operated 11 franchise stores. Three of these stores are owned by the Company, and the Company has entered into an agreement with Great Circle pursuant to which the Company may acquire an additional four stores from Great Circle. See Note 6, “Commitments and Contingencies – Other Commitments and Contingencies,” to the consolidated financial statements appearing elsewhere herein for additional information about transactions with Great Circle. On September 4, 2007, Sweet Traditions, the Company’s franchisee in Northeastern Illinois and in Eastern Missouri, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Sweet Traditions operated 23 franchise stores.

     Franchisees closed 13 stores in the first six months of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three months and six months ended July 29, 2007 and July 30, 2006, expressed as a percentage of revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	91.6	86.2	89.4	83.7
General and administrative expenses	6.6	10.8	6.4	12.4
Depreciation and amortization expense	3.9	4.9	4.1	4.7
Impairment charges and lease termination costs	21.2	0.3	16.2	0.5
Settlement of litigation	—	—	(6.9)	—
Other operating (income) and expense, net	—	0.1	(0.1)	—
Operating (loss)	(23.4)%	(2.3)%	(9.0)%	(1.4)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. Transferred stores for the six months ended July 30, 2006 represent 12 stores operated by Glazed Investments which were sold to a franchisee, less one store operated by a franchisee acquired by the Company.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended July 29, 2007:
APRIL 29, 2007	109	192	301
Opened	–	3	3
Closed	(3)	(2)	(5)
Transferred	–	–	–
JULY 29, 2007	106	193	299

Six months ended July 29, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	11	12
Closed	(3)	(6)	(9)
Transferred	–	–	–
JULY 29, 2007	106	193	299

Three months ended July 30, 2006:
APRIL 30, 2006	113	196	309
Opened	–	6	6
Closed	(1)	(11)	(12)
Transferred	–	–	–
JULY 30, 2006	112	191	303

Six months ended July 30, 2006:
JANUARY 29, 2006	128	195	323
Opened	–	8	8
Closed	(5)	(23)	(28)
Transferred	(11)	11	–
JULY 30, 2006	112	191	303

     Data on the number of satellite stores appear in the table below. Transferred stores for the six months ended July 30, 2006 represents one store operated by a franchisee acquired by the Company.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended July 29, 2007:
APRIL 29, 2007	5	98	103
Opened	–	16	16
Closed	–	(7)	(7)
Transferred	–	–	–
JULY 29, 2007	5	107	112

Six months ended July 29, 2007:
JANUARY 28, 2007	5	94	99
Opened	–	20	20
Closed	–	(7)	(7)
Transferred	–	–	–
JULY 29, 2007	5	107	112

Three months ended July 30, 2006:
APRIL 30, 2006	6	79	85
Opened	–	11	11
Closed	–	(6)	(6)
Transferred	–	–	–
JULY 30, 2006	6	84	90

Six months ended July 30, 2006:
JANUARY 29, 2006	5	74	79
Opened	1	18	19
Closed	(1)	(7)	(8)
Transferred	1	(1)	—
JULY 30, 2006	6	84	90

Data on the aggregate number of factory and satellite stores as of July 29, 2007 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	100	132	232
International	6	61	67
Total factory stores	106	193	299

SATELLITES:
Domestic:
Hot shops	2	14	16
Fresh shops	3	12	15
Kiosks	–	–	–
Total domestic	5	26	31

International:
Hot shops	–	26	26
Fresh shops	–	34	34
Kiosks	–	21	21
Total international	–	81	81

Total satellites	5	107	112

     From July 30 through August 26, 2007, the Company and its franchisees closed four and nine stores, respectively. The Company believes that the closure of a significant number of franchise stores is likely during the balance of the fiscal year.

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

     Systemwide sales, a non-GAAP financial measure, include the sales by both our Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain segment, and royalties and fees received from franchisees, but exclude sales by franchise stores to their customers.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Average weekly sales per factory store (1):
Company	$53.3	$52.8	$55.0	$53.9
Systemwide	$50.5	$48.1	$51.1	$48.6
Factory Store operating weeks:
Company	1,411	1,495	2,828	2,997
Systemwide	3,812	4,016	7,625	8,130
Average weekly sales per store (1):
Company	$51.8	$51.0	$53.6	$52.2
Systemwide	$37.5	$38.6	$38.4	$39.2
Store operating weeks:
Company	1,450	1,547	2,906	3,093
Systemwide	5,127	5,011	10,136	10,073
____________________

(1)	Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED JULY 29, 2007 COMPARED TO THREE MONTHS ENDED JULY 30, 2006

  Overview

     Systemwide sales for the second quarter of fiscal 2008 decreased approximately 0.5% compared to the second quarter of fiscal 2007. The decrease was attributable to a 2.8% decrease in average weekly sales per store partially offset by a 2.3% increase in store operating weeks. The systemwide sales decrease reflects a 4.7% decrease in Company Stores sales and a 2.4% increase in franchise store sales. On a same store basis (as described below), systemwide on-premises sales decreased 1.8% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

  Revenues

     Total revenues decreased 7.5% to $104.1 million for the three months ended July 29, 2007 from $112.5 million for the three months ended July 30, 2006. This decrease was comprised of a 4.7% decrease in Company Stores revenues to $75.3 million and a 16.8% decrease in KK Supply Chain revenues to $23.7 million; Franchise revenues were $5.1 million in the second quarter of fiscal 2008 and fiscal 2007.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$75,265	$78,937
Franchise	5,094	5,054
KK Supply Chain:
Total revenues	48,753	54,834
Less - intersegment elimination	(25,014)	(26,290)
External KK Supply Chain revenues	23,739	28,544
Total revenues	$104,098	$112,535

PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.3%	70.1%
Franchise	4.9	4.5
KK Supply Chain	22.8	25.4
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 4.7% to $75.3 million in the second quarter of fiscal 2008 from $78.9 million in the second quarter of fiscal 2007. The decrease reflects a 6.3% decline in store operating weeks, partially offset by a 1.6% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of seven factory stores since the end of the second quarter of fiscal 2007. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores.

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

Three Months
Ended
July 29,
2007
ON-PREMISES:
Change in same store sales	1.4%
OFF-PREMISES:
Change in average weekly number of doors	(1.6)%
Change in average weekly sales per door	(6.1)%

     The decrease in the average weekly number of doors represents a decrease in the grocery/mass merchant channel, partially offset by an increase in the average weekly number of doors in the convenience store channel. The average weekly sales per door fell in both channels.

     Franchise Revenues. Franchise revenues, which consist principally of royalties and franchise fees, were unchanged at $5.1 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Royalty revenues rose to $4.6 million in the second quarter of fiscal 2008 from $4.2 million in the second quarter last year. Sales by franchise stores, as reported by the franchisees, were approximately $117 million in the second quarter of fiscal 2008 and $114 million in the second quarter of fiscal 2007. The Company did not recognize as revenue approximately $1.0 million of uncollected royalties which accrued during the second quarter of both fiscal 2008 and 2007 because the Company did not believe collection of these royalties was reasonably assured. Franchise fees fell to approximately $400,000 in the second quarter of fiscal 2008 from approximately $760,000 in the second quarter of fiscal 2007. The decrease in franchise fees principally is the result of the Company recognizing franchise fee revenue of approximately $460,000 in the second quarter of fiscal 2007 representing revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores.

     Franchisees closed nine stores in the second quarter of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 16.8% to $23.7 million in the second quarter of fiscal 2008 from $28.5 million in the second quarter of fiscal 2007. The most significant reason for the decrease in revenues was lower sales by domestic franchisees, which resulted in an approximate 18.5% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The decline in sales of mixes and other supplies was partially offset by a 6.0% increase in sales of equipment and equipment services in the second quarter fiscal 2008 compared to the second quarter of fiscal 2007, principally as a result of increased store expansion by franchisees in the second quarter of fiscal 2008. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 8% and 7% of KK Supply Chain revenues in the second quarter of fiscal 2008 and 2007, respectively.

     Franchisees closed nine stores in the second quarter of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on KK Supply Chain revenues.

     During the quarter ended July 29, 2007, the Company decided to divest a KK Supply Chain manufacturing and distribution facility (see Note 7 to the consolidated financial statements appearing elsewhere herein). The Company is also evaluating strategic options related to other aspects of the supply chain.

  Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 91.6% of revenues in the second quarter of fiscal 2008 compared to 86.2% of revenues in the second quarter of fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein. Effective in the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $1.5 million in costs allocated to segment direct operating expenses in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

     Amounts shown below for the Company Stores and KK Supply Chain segments for the three months ended July 30, 2006 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for the three months ended July 30, 2006 have been reclassified to be consistent with the presentation for the three months ended July 29, 2007.

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$77,715	$76,267
Franchise	2,063	885
KK Supply Chain:
Total direct operating expenses	40,604	46,423
Less — intersegment elimination	(25,049)	(26,527)
KK Supply Chain direct operating expenses, less intersegment eliminations	15,555	19,896
Total direct operating expenses	$95,333	$97,048

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	103.3%	96.6%
Franchise	40.5%	17.5%
KK Supply Chain (before intersegment eliminations)	83.3%	84.7%
Total direct operating expenses	91.6%	86.2%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 103.3% in the second quarter of fiscal 2008 from 96.6% in the second quarter of fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2008 in order to partially offset higher raw materials costs, and increases in direct labor, delivery vehicle and marketing spending. The increase in Company stores direct operating expenses as a percentage of Company stores revenues is also a result of a $775,000 increase in the allocation of corporate overhead costs in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing Company Stores direct operating expenses by approximately $800,000 for the three months ended July 29, 2007 compared to the three months ended July 30, 2006, with a corresponding decrease in general and administrative expenses.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $350,000 increase in the allocation of corporate overhead costs in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 83.3% in the second quarter of fiscal 2008 from 84.7% in the second quarter of 2007. KK Supply Chain direct operating expenses include a credit of approximately $230,000 to the bad debt provision in the second quarter of fiscal 2008 compared to a charge of approximately $2.0 million in the second quarter of fiscal 2007. The credit in the second quarter of fiscal 2008 reflects a reduction in the allowance for doubtful accounts resulting principally from a settlement of disputed amounts with certain franchisees, partially offset by bad debt provisions recorded with respect to other franchisee receivables. The bad debt charge in the second quarter of fiscal 2007 arose principally from increases in the allowance for doubtful accounts relating to receivables from a franchisee which filed for bankruptcy, as well as from an affiliate of that franchisee. The change in bad debt expense resulted in an approximate 4.6% reduction in KK Supply Chain operating expenses as a percentage of revenues before intersegment eliminations. As of July 29, 2007, the Company’s allowances for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $6.2 million.

     The reduction in KK Supply Chain direct operating expenses as a percentage of segment revenues resulting from lower bad debt expense largely was offset by the effects of higher raw materials costs in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. In the first quarter of fiscal 2008, KK Supply Chain implemented price increases intended to recover a portion of the increases in the cost of certain ingredients (principally flour and shortening). The Company has achieved cost reductions in certain other materials and supplies and is seeking additional cost reductions to offset the remainder of the increase in the cost of raw materials. While higher selling prices for doughnut mix in the second quarter of fiscal 2008 largely offset rising costs compared to the second quarter of fiscal 2007, product costs as a percentage of revenues rose. In particular, the prices of flour and shortening and the products from which they are made were volatile in fiscal 2007, reached record highs during the year, and continued to rise in the second quarter of fiscal 2008. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher in the second half of fiscal 2008 than for the three months ended July 29, 2007.

     In addition to the effects of bad debt provisions and commodity cost increases, KK Supply Chain direct operating expenses reflect a $375,000 increase in the allocation of corporate overhead costs in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

  General and Administrative Expenses

     General and administrative expenses decreased to $6.9 million, or 6.6% of total revenues, in the second quarter of fiscal 2008 from $12.2 million, or 10.8% of total revenues, in the second quarter of fiscal 2007. General and administrative expenses include professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein, totaling approximately $120,000 for the second quarter of fiscal 2008 and $2.5 million (net of estimated insurance recoveries of approximately $600,000) for the second quarter of fiscal 2007. Exclusive of these costs, general and administrative expenses for the second quarter of fiscal 2008 and 2007 were approximately 6.5% and 8.6% of total revenues, respectively. The decrease in these costs as a percentage of revenue reflects, among other things, approximately $1.5 million of additional corporate overhead costs (approximately 1.4% of revenues for the second quarter of fiscal 2008) allocated to direct operating expenses in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, as described under “Direct Operating Expenses” above, as well as a credit of approximately $375,000 from settlement of certain charitable pledge obligations.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing general and administrative expenses by approximately $1.0 million for the three months ended July 29, 2007 compared to the comparable period of the preceding year, with a corresponding increase in segment direct operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $4.1 million, or 3.9% of total revenues, in the second quarter of fiscal 2008 from $5.5 million, or 4.9% of total revenues, in the second quarter of fiscal 2007. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

  Impairment Charges and Lease Termination Costs

     The Company recorded impairment charges and lease termination costs of $22.1 million in the second quarter of fiscal 2008 compared to $0.4 million in the second quarter of fiscal 2007. The charges consist of impairment charges of approximately $20.7 million in the second quarter of fiscal 2008, and lease termination costs of $1.4 million and approximately $0.4 million in the second quarter of fiscal 2008 and fiscal 2007, respectively.

     Impairment charges are recorded to reduce the carrying value of long-lived assets to their estimated fair market values when the Company concludes that the carrying value of such assets is not recoverable. Such charges relate to underperforming stores, principally stores closed or likely to be closed. In addition, during the quarter ended July 29, 2007, the Company recorded an impairment charge of approximately $10.6 million related to its manufacturing and distribution facility in Illinois, which the Company intends to divest. Store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

     The Company is developing a strategy to refranchise certain geographic markets, consisting principally of markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Because the Company has not completed the development of its refranchising strategy and detailed refranchising plans, and has not entered into any new domestic franchise agreements in several years, the Company cannot predict the likelihood of refranchising any such markets or the amount of any proceeds which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

  Interest Expense

     Interest expense decreased to $2.6 million in the second quarter of fiscal 2008 from $5.0 million in the second quarter of fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in the second quarter of fiscal 2008 compared to the prior year quarter as a result of the Company’s refinancing its long-term debt effective February 16, 2007 as described under “Liquidity and Capital Resources” below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense also reflects a reduction in the amount of outstanding indebtedness.

  Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $258,000 in the second quarter of fiscal 2008 compared to $365,000 in the second quarter of fiscal 2007. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

  Other Non-Operating Income and Expense, Net

     Other non-operating income and expense, net for the three months ended July 30, 2006 includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee.

  Provision for Income Taxes

     The provision for income taxes was $209,000 in the second quarter of fiscal 2008 and $78,000 in the second quarter of fiscal 2007. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

  Net (Loss)

     The Company incurred net losses of $27.0 million and $4.6 million for the three months ended July 29, 2007 and July 30, 2006.

SIX MONTHS ENDED JULY 29, 2007 COMPARED TO SIX MONTHS ENDED JULY 30, 2006

  Overview

     Systemwide sales for the first six months of fiscal 2008 decreased approximately 1.7% compared to the first six months of fiscal 2007. The decrease was attributable to a 2.0% decrease in average weekly sales per store partially offset by a 0.6% increase in store operating weeks. The systemwide sales decrease reflects a 5.6% decrease in Company Stores sales and a 1.1% increase in franchise store sales. On a same store basis (as described below), systemwide on-premises sales decreased 2.1% in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

  Revenues

     Total revenues decreased 7.3% to $215.0 million for the six months ended July 29, 2007 from $231.9 million for the six months ended July 30, 2006. This decrease was comprised of a 5.6% decrease in Company Stores revenues to $155.7 million, a 5.1% increase in Franchise revenues to $10.1 million, and a 14.2% decrease in KK Supply Chain revenues to $49.2 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	July 29,	July 30,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$155,717	$164,935
Franchise	10,094	9,603
KK Supply Chain:
Total revenues	101,482	112,078
Less - intersegment elimination	(52,277)	(54,716)
External KK Supply Chain revenues	49,205	57,362
Total revenues	$215,016	$231,900

PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.4%	71.1%
Franchise	4.7	4.1
KK Supply Chain	22.9	24.7
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 5.6% to $155.7 million in the first six months of fiscal 2008 from $164.9 million in the first six months of fiscal 2007. The decrease reflects a 6.0% decline in store operating weeks, partially offset by a 2.7% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 23 factory stores since the end of fiscal 2006. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores.

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

Six Months
Ended
July 29,
2007
ON-PREMISES:
Change in same store sales	0.7%
OFF-PREMISES:
Change in average weekly number of doors	(0.1)%
Change in average weekly sales per door	(5.2)%

     The decrease in the average weekly number of doors represents a decrease in the grocery/mass merchant channel, partially offset by an increase in the average weekly number of doors in the convenience store channel. The average weekly sales per door fell in both channels.

     Franchise Revenues. Franchise revenues, which consist principally of royalties and franchise fees, increased 5.1% to $10.1 million in the first six months of fiscal 2008 from $9.6 million in the first six months of fiscal 2007. Royalty revenues rose to $9.0 million in the first six months of fiscal 2008 from $8.5 million in the first six months of fiscal 2007. Sales by franchise stores, as reported by the franchisees, were approximately $234 million in the first six months of fiscal 2008 and $231 million in the first six months of fiscal 2007. The Company did not recognize as revenue approximately $1.8 million and $1.9 million of uncollected royalties which accrued during the first six months of fiscal 2008 and 2007, respectively, because the Company did not believe collection of these royalties was reasonably assured. Franchise fees fell to $840,000 in the first six months of fiscal 2008 from $900,000 in the first six months of fiscal 2007. The decrease in franchise fees is the result of the Company recognizing franchise fee revenue of approximately $460,000 in the second quarter of fiscal 2007 representing revenue arising from amendments to agreements with certain international franchisees largely offset by an increase in the number of franchisee stores opened during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchise fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. This decrease in franchise fees was largely offset by an increase in franchise fees arising principally from an increase in store openings by franchisees from 26 stores in the first six months of fiscal 2007 to 31 stores in the first six months of fiscal 2008.

     Franchisees closed 13 stores in the first six months of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 14.2% to $49.2 million in the first six months of fiscal 2008 from $57.4 million in the first six months of fiscal 2007. The most significant reason for the decrease in revenues was lower sales by domestic franchisees, which resulted in an approximate 16.7% decrease in sales of mixes, icings and fillings, sugar, shortening, coffee and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The decline in sales of mixes and other supplies was partially offset by a 13.9% increase in sales of equipment and equipment services in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, principally as a result of increased store expansion by franchisees in the first six months of fiscal 2008. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 11% and 8% of KK Supply Chain revenues in the first six months of fiscal 2008 and 2007, respectively.

     Franchisees closed 13 stores in the first six months of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on KK Supply Chain revenues.

  Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 89.4% of revenues in the first six months of fiscal 2008 compared to 83.7% of revenues in the first six months of fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein. During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $3.0 million in costs allocated to segment direct operating expenses in the six months ended July 29, 2007 compared to the six months ended July 30, 2006, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

     Amounts shown below for the Company Stores and KK Supply Chain segments for the six months ended July 30, 2006 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for the six months ended July 30, 2006 have been reclassified to be consistent with the presentation for the six months ended July 29, 2007.

	Six Months Ended
	July 29,	July 30,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$154,977	$154,745
Franchise	4,039	1,701
KK Supply Chain:
Total direct operating expenses	85,569	92,355
Less - intersegment elimination	(52,257)	(54,668)
KK Supply Chain direct operating expenses, less intersegment eliminations	33,312	37,687
Total direct operating expenses	$192,328	$194,133

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	99.5%	93.8%
Franchise	40.0%	17.7%
KK Supply Chain (before intersegment eliminations)	84.3%	82.4%
Total direct operating expenses	89.4%	83.7%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 99.5% in the first six months of fiscal 2008 from 93.8% in the first six months of fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2008 in order to partially offset higher raw materials costs, increased direct labor and higher delivery vehicle and marketing costs. The increase in Company stores direct operating expenses as a percentage of Company stores revenues also reflects a $1.6 million increase in the allocation of corporate overhead costs in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing Company Stores direct operating expenses by approximately $1.5 million for the six months ended July 29, 2007 compared to the six months ended July 30, 2006, with a corresponding decrease in general and administrative expenses.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $700,000 increase in the allocation of corporate overhead costs in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 84.3% in the first six months of fiscal 2008 from 82.4% in the first six months of fiscal 2007. The cost of most raw materials used in the production of doughnut mix was higher in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. In the first quarter of fiscal 2008, KK Supply Chain implemented price increases intended to recover a portion of the increases in the cost of certain ingredients (principally flour and shortening). The Company has achieved cost reductions in certain other materials and supplies and is seeking additional cost reductions to offset the remainder of the increase in the cost of raw materials. While higher selling prices for doughnut mix in the first half of fiscal 2008 offset rising costs compared to the first half of fiscal 2007, direct operating expenses as a percentage of revenues rose. In particular, the prices of flour and shortening and the products from which they are made were volatile in fiscal 2007, reached record highs during the year, and continued to rise in the first six months of fiscal 2008. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher in the second half of fiscal 2008 than for the six months ended July 29, 2007.

     KK Supply Chain direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $1.2 million (approximately 1.2% of KK Supply Chain revenues before intersegment eliminations) in the first six months of fiscal 2008 compared to approximately $2.0 million (approximately 1.8% of revenues before intersegment eliminations) in the first six months of fiscal 2007. As of July 29, 2007, the Company’s allowances for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $6.2 million.

     In addition to the effects of commodity cost increases and bad debt provisions, KK Supply Chain direct operating expenses reflect a $750,000 increase in the allocation of corporate overhead costs in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

  General and Administrative Expenses

     General and administrative expenses decreased to $13.7 million, or 6.4% of total revenues, in the first six months of fiscal 2008 from $28.8 million, or 12.4% of total revenues, in the first six months of fiscal 2007. General and administrative expenses include fees paid to an interim management firm engaged by the Company in January 2005 through March 2006, and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein totaling approximately $850,000 for the six months ended July 29, 2007 and approximately $10.4 million (net of estimated insurance recoveries of approximately $2.5 million) for the six months ended July 30, 2006. The unusual professional fees for the first six months of fiscal 2007 include approximately $3.9 million related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described under “Warrant Issued in Exchange for Services” in Note 10 to the consolidated financial statements appearing elsewhere herein. Exclusive of these costs, general and administrative expenses were 6.0% and 7.9% of revenues for the first six months of fiscal 2008 and fiscal 2007, respectively. The decrease in these costs as a percentage of revenue reflects, among other things, approximately $3.0 million of additional corporate overhead costs (approximately 1.4% of revenues for the first six months of fiscal 2008) allocated to direct operating expenses in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, as described under “Direct Operating Expenses” above, as well as a credit of approximately $375,000 from settlement of certain charitable pledge obligations.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing general and administrative expenses by approximately $1.8 million for the six months ended July 29, 2007 compared to the comparable period of the preceding year, with a corresponding increase in segment direct operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $8.8 million, or 4.1% of total revenues, for the first six months of fiscal 2008 from $10.9 million, or 4.7% of total revenues, for the first six months of fiscal 2007. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

  Impairment Charges and Lease Termination Costs

     The Company recorded impairment charges and lease termination costs of $34.8 million in the first six months of fiscal 2008 compared to $1.1 million in the first six months of fiscal 2007. The charges consist of impairment charges of approximately $33.1 million and $0.4 million, respectively, and lease termination costs of approximately $1.6 million and $0.7 million, respectively, in the first six months of fiscal 2008 and fiscal 2007.

     Impairment charges are recorded to reduce the carrying value of long-lived assets to their estimated fair market values when the Company concludes that the carrying value of such assets is not recoverable. Such charges relate to underperforming stores, principally stores closed or likely to be closed. In addition, during the six months ended July 29, 2007, the Company recorded an impairment charge of approximately $10.6 million related to its manufacturing and distribution facility in Illinois, which the Company intends to divest. Store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

     The Company is developing a strategy to refranchise certain geographic markets, consisting principally of markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Because the Company has not completed the development of its refranchising strategy and detailed refranchising plans, and has not entered into any new domestic franchise agreements in several years, the Company cannot predict the likelihood of refranchising any such markets or the amount of any proceeds which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

  Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 1 of Part II, “Legal Proceedings,” and in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share. At the time the settlement was agreed upon, the Company’s fiscal 2006 financial statements had not been issued; accordingly, the Company charged a provision for the settlement of approximately $35.8 million against fiscal 2006 earnings, representing the estimated fair value as of late October 2006 of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings of approximately $16.0 million relating to the settlement, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company. The provision for settlement costs was adjusted downward by $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 10 to the consolidated financial statements.

  Interest Expense

     Interest expense decreased to $5.2 million in the first six months of fiscal 2008 from $10.2 million in the first six months of fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in the first half of fiscal 2008 compared to the prior year period as a result of the Company’s refinancing its long-term debt effective February 16, 2007 as described under “Liquidity and Capital Resources” below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense also reflects a reduction in the amount of outstanding indebtedness.

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

  Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $479,000 in the first six months of fiscal 2008 compared to $859,000 for the first six months of fiscal 2007. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

  Other Non-Operating Income and Expense, Net

     Other non-operating income and expense, net for the six months ended July 30, 2006 includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee.

  Provision for Income Taxes

     The provision for income taxes was $670,000 and $350,000 for the six months ended July 29, 2007 and July 30, 2006, respectively. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

  Net (Loss)

     The Company incurred net losses of $34.4 million and $10.6 million for the six months ended July 29, 2007 and July 30, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2008 and 2007.

	Six Months Ended
	July 29,	July 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$1,945	$9,612
Net cash provided by investing activities	1,514	6,969
Net cash (used for) financing activities	(14,851)	(530)
Effect of exchange rate changes on cash	43	23
Cash balances of subsidiaries at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	$(11,349)	$14,661

Cash Flows from Operating Activities

     Net cash provided by operating activities was $1.9 million and $9.6 million in the first six months of fiscal 2008 and 2007, respectively. Cash provided by operating activities in the first six months of fiscal 2008 was adversely affected by reduced operating margins and revenues compared to the first six months of fiscal 2007. In addition, cash provided by operating activities in the first six months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s 2005 Secured Credit Facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Cash provided by operating activities in the first six months of both fiscal 2008 and fiscal 2007 was affected by interim management fees and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses, net of related insurance recoveries, reduced operating cash flows by approximately $2.8 and $4.3 million for the first six months of fiscal 2008 and fiscal 2007, respectively.

Cash Flows from Investing Activities

     Investing activities provided $1.5 million of cash in the first six months of fiscal 2008 compared to $7.0 million of cash in the first six months of fiscal 2007. Cash used for capital expenditures increased to $3.4 million for the first six months of fiscal 2008 from $2.0 million for the first six months of fiscal 2007. The Company realized proceeds from the sale of property and equipment of $4.9 million and $3.6 million in the first six months of fiscal 2008 and fiscal 2007, respectively, most of which relates to closed stores. In addition, during the first six months of fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (a former franchisee which filed for bankruptcy protection in October 2005) and received approximately $3.8 million from the sale of notes receivable from the Company’s franchisee in Australia.

     In the first six months of fiscal 2007, the Company paid $625,000 to settle, in part, its obligations under guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006 as described in Note 9 to the consolidated financial statements appearing elsewhere herein. The Company settled the remaining portion of this obligation of approximately $500,000 in the third quarter of fiscal 2007. In addition, during the first six months of fiscal 2007, the Company made an initial payment of $400,000 on the purchase of three stores from one of its franchisees (see Note 6 to the consolidated financial statements).

Cash Flows from Financing Activities

     Net cash used by financing activities was $14.9 million in the first six months of fiscal 2008 compared to $530,000 in the first six months of fiscal 2007. During the first six months of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities (which were terminated) and to pay prepayment fees under the 2005 Secured Credit Facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first six months of 2008, the Company prepaid approximately $14.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $10.0 million represented discretionary prepayments.

Other Balance Sheet Changes

     Other current assets declined by approximately $5.4 million from January 28 to July 29, 2007, principally due to the disposal of assets held for sale. Other accrued liabilities declined by approximately $4.5 million in the first six months of fiscal 2008, principally due to lower accrued interest and the payment of certain accrued professional fees and accrued compensation and an increase in customer deposits related to equipment sales.

Business Conditions, Uncertainties and Liquidity

     The Company reported net losses of $34.4 million and $10.6 million for the six months ended July 29, 2007 and July 30, 2006, respectively, and cash provided by operating activities was $1.9 million and $9.6 million, respectively.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges principally related to underperforming Company stores and a manufacturing and distribution facility. Total impairment charges for the three month and six month periods ended July 29, 2007 were $22.1 million and $34.8 million, respectively.

     On February 16, 2007, the Company entered into the 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein, which are the Company’s principal source of external financing. These facilities provide the Company with a $110 million term loan maturing in February 2014 and a $50 million revolving credit facility maturing in February 2013. The Company used the proceeds of the 2007 Secured Credit Facilities to retire the Company’s 2005 Secured Credit Facilities, which were then terminated. This refinancing has resulted in a substantial reduction in interest expense.

     The 2007 Secured Credit Facilities contain significant financial and other covenants as described in Note 5 to the consolidated financial statements appearing elsewhere herein. The financial covenants contained in the 2007 Secured Credit Facilities are based upon the Company’s original fiscal 2008 operating plan and long-term financial forecast, including the anticipated levels of EBITDA (as defined in Note 5) for fiscal 2008 and thereafter included in such plan and forecast. The financial covenants contemplate improvement in cash flow from operating activities and debt service coverage, as well as reduced financial leverage, over the term of the facilities.

     Although the Company was in compliance with the financial covenants as of July 29, 2007, for the six months then ended the Company did not achieve the levels of EBITDA anticipated in its original fiscal 2008 operating plan, and there can be no assurance that the Company will be able to continue to comply with the financial and other covenants in the facilities. The Company has prepaid approximately $14.3 million of the $110 million term loan, including discretionary prepayments of $5.0 million in each of the first and second quarters of fiscal 2008. As of July 29, 2007, the maximum additional indebtedness permitted under the financial covenants was approximately $8 million. Based on the Company’s current forecast of fiscal 2008 results, the Company anticipates that an additional prepayment of approximately $5 million will be necessary in the third quarter of fiscal 2008 in order to continue to comply with the financial covenants.

Failure to comply with the financial covenants, or the occurrence or failure to occur of certain events, would cause the Company to default under the 2007 Secured Credit Facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     The 2007 Secured Credit Facilities also contain covenants which limit the total indebtedness of the Company and limit the Company’s ability to obtain borrowings under the facilities, as described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Many factors could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to further increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during the second quarter. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein, two of which currently are experiencing financial difficulties as described in Note 9 to the consolidated financial statements appearing elsewhere herein. Subsequent to July 29, 2007, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the Bankruptcy Code; these franchisees operated a total of 34 franchise stores as of the dates of their bankruptcy filings. Franchisees closed 13 stores in the first six months of fiscal 2008, and the Company believes that the closure of a significant number of additional franchise stores is likely during the balance of the fiscal year. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

Recent Accounting Pronouncements

     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” during the quarter ended April 29, 2007 as described in Note 1 to the consolidated financial statements appearing elsewhere herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company is accounting for these derivatives as cash flow hedges. Simultaneously with entering into the new derivative contracts, the Company terminated another derivative contract entered into in 2005 to hedge the risk of rising interest rates on interest expense associated with the 2005 Secured Credit Facilities.

     As of July 29, 2007, the Company had approximately $96.2 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $385,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, or options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat, soybean oil and coffee. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of July 29, 2007, all of which mature in fiscal 2008, is set forth in the table below.

		Weighted		Aggregate	Aggregate
		Average Contract		Contract Price	Fair
	Contract Volume	or Strike Price		or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	15,000 bushels	$4.992	/bushel	$75	$ 20
Coffee	112,500 lbs.	$1.199	/lb.	135	(6)
					$ 14

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity. Commodity costs have increased in fiscal 2008, as more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” appearing elsewhere herein. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher in the second half of fiscal 2008 than for the six months ended July 29, 2007.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of July 29, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2007 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of July 29, 2007, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

     During the quarter ended July 29, 2007, there were no material changes in the Company’s system of internal controls over financial reporting. The Company is continuing to implement the remedial actions outlined in “Remediation of Material Weaknesses and Plan for Future Remediation” in Item 9A, “Controls and Procedures,” in the 2007 Form 10-K.

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

State Franchise/FTC Inquiry

     On June 15, 2005, the Commonwealth of Virginia, on behalf of itself, the FTC and eight other states, inquired into certain activities related to prior sales of franchises and the status of our financial statements and requested that we provide them with certain documents. The inquiry related to potential violations for failures to file certain amendments to franchise registrations and the failure to deliver accurate financial statements to prospective franchisees. Fourteen states (the “Registration States”) and the FTC regulate the sale of franchises. The Registration States specify forms of disclosure documents that must be provided to franchisees and filed with the state. In the non-registration states, according to FTC rules, documents must be provided to franchisees but are not filed. We cooperated with the inquiry and delivered the requested documents. Since June 15, 2005, Virginia has indicated that it and a majority of the remaining states would withdraw from the inquiry. We have not received any additional information from the FTC or any other state that one or more of them intend to pursue or abandon the inquiry.

Litigation

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its current and former officers in the United States District Court for the Middle District of North Carolina. Plaintiff alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. Plaintiff sought damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. On November 8, 2004, all of these cases were consolidated into one action. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of persons who purchased the Company’s publicly traded securities between March 8, 2001 and April 18, 2005.

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

     With respect to the securities class action, the Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by Messrs. Tate and Casstevens, a cash payment of $4 million made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants.

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

  State Court Books and Records Action

     On February 21, 2005, a lawsuit was filed against the Company in the Superior Court of North Carolina, Nomm v. Krispy Kreme, Inc., seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. The case was later assigned to the North Carolina Business Court. Plaintiff Nomm moved to intervene and be named lead plaintiff in the consolidated derivative actions pending in the United States District Court for the Middle District of North Carolina described above. On August 2, 2005, the North Carolina Business Court stayed this action. The federal district court allowed Nomm to intervene but denied the motion to make her lead plaintiff. On February 14, 2007, the federal district court approved the partial settlement of the consolidated derivative actions and entered a Final Judgment and Order of Dismissal in those actions. On February 14, 2007, the North Carolina Business Court filed a copy of that Final Judgment and Order of Dismissal and, on March 23, 2007, administratively dismissed Ms. Nomm's action seeking to inspect and copy the records of the Company, concluding the Nomm action in the North Carolina Business Court.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2007 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of shareholders of the Company was held on June 4, 2007 for the purpose of electing five directors, voting on proposed amendments to the Company’s 2000 Stock Incentive Plan and voting on ratification of the selection of the Company’s independent registered public accounting firm. The tables below show the results of the shareholders’ voting:

	Votes in Favor	Withheld	Abstentions

Election of Directors
Charles A. Blixt (Class III)	52,044,082	2,361,644	—
Daryl G. Brewster (Class II)	52,038,768	2,366,958	—
Lynn Crump-Caine (Class II)	52,014,780	2,390,946	—
C. Stephen Lynn (Class III)	53,793,623	612,103	—
Robert S. McCoy, Jr. (Class II)	51,929,857	2,475,869	—

     The proposed amendments to the Company’s 2000 Stock Incentive Plan received the following results and were approved:

22,233,077	Votes for approval
10,241,972	Votes against
141,555	Abstentions
—	Broker non-votes

     The proposal to ratify the selection of the Company’s independent registered public accounting firm for fiscal 2008 received the following results and was approved:

53,736,661	Votes for approval
601,724	Votes against
80,001	Abstentions
—	Broker non-votes

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007)

10.1	—	Amendment No. 1, dated as of June 21, 2007, to the Credit Agreement dated as of February 16, 2007, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2007)

10.2	—	2000 Stock Incentive Plan (amended as of June 4, 2007) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2007)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date:	September 6, 2007	By:	/s/ Daryl G. Brewster
			Name:	Daryl G. Brewster
			Title:	Chief Executive Officer

Date:	September 6, 2007	By:	/s/ Douglas R. Muir
			Name:	Douglas R. Muir
			Title:	Chief Financial Officer