Form 10-Q
period 2007-10-28
KRISPY KREME DOUGHNUTS INC
filed 2007-12-06
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2007
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

     Number of shares of Common Stock, no par value, outstanding as of November 25, 2007: 65,532,322

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2009, 2008 and fiscal 2007 mean the fiscal years ending February 1, 2009 and ended February 3, 2008 and January 28, 2007, respectively.

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

  our relationships with our franchisees;

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

  restrictions on our operations and compliance with covenants contained in our secured credit facilities;

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

PART I – FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Oct. 28,	Jan. 28,
	2007	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,419	$36,242
Receivables	22,943	26,769
Accounts and notes receivable — equity method franchisees	2,276	834
Inventories	23,340	21,006
Insurance recovery receivable	—	34,967
Other current assets	5,681	12,000
Total current assets	77,659	131,818
Property and equipment	129,759	168,654
Investments in equity method franchisees	2,201	3,224
Goodwill and other intangible assets	28,534	28,934
Deferred income taxes	20	20
Other assets	10,616	16,842
Total assets	$248,789	$349,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,707	$1,730
Accounts payable	8,359	7,874
Accrued litigation settlement	—	86,772
Deferred income taxes	20	20
Other accrued liabilities	35,429	38,474
Total current liabilities	45,515	134,870
Long-term debt, less current maturities	86,423	105,966
Other long-term obligations	28,228	29,694

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	354,753	310,942
Accumulated other comprehensive income	1,127	1,266
Accumulated deficit	(267,257)	(233,246)
Total shareholders’ equity	88,623	78,962
Total liabilities and shareholders’ equity	$248,789	$349,492

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$103,355	$117,107	$318,371	$349,007
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	90,911	96,192	283,239	290,325
General and administrative expenses	5,650	12,457	19,394	41,218
Depreciation and amortization expense	4,868	5,177	13,642	16,114
Impairment charges and lease termination costs	(268)	5,423	34,504	6,560
Settlement of litigation	—	—	(14,930)	—
Other operating (income) and expenses, net	196	(105)	(73)	(5)
Operating income (loss)	1,998	(2,037)	(17,405)	(5,205)
Interest income	379	460	1,224	1,168
Interest expense	(2,274)	(5,196)	(7,429)	(15,365)
Loss on extinguishment of debt	—	—	(9,622)	—
Equity in (losses) of equity method franchisees	(216)	(65)	(695)	(924)
Other non-operating income and (expense), net	(309)	68	(263)	3,287
(Loss) before income taxes	(422)	(6,770)	(34,190)	(17,039)
Provision for income taxes	376	431	1,046	781
Net (loss)	$(798)	$(7,201)	$(35,236)	$(17,820)

(Loss) per common share:
Basic	$(.01)	$(.12)	$(.55)	$(.29)

Diluted	$(.01)	$(.12)	$(.55)	$(.29)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Oct. 28,	Oct. 29,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(35,236)	$(17,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,642	16,114
Deferred income taxes	206	(95)
Impairment charges	33,671	5,243
Settlement of litigation	(14,930)	—
Accrued rent expense	(830)	775
(Gain) on disposal of property and equipment	(316)	(44)
(Gain) on sale of interest in equity method franchisees	—	(3,580)
Share-based compensation	6,646	8,175
Provision for doubtful accounts	755	1,638
Amortization of deferred financing costs	5,856	2,074
Equity in losses of equity method franchisees	695	924
Other	828	317
Change in assets and liabilities:
Receivables	1,543	(4,633)
Inventories	(2,297)	2,174
Other current and non-current assets	1,227	3,916
Accounts payable and accrued liabilities	(2,788)	(369)
Other long-term obligations	(572)	1,592
Net cash provided by operating activities	8,100	16,401
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,928)	(2,839)
Proceeds from disposals of property and equipment	6,751	6,219
Investments in and advances to franchise investees	—	(1,100)
Recovery of investments in and advances to franchise investee	—	2,500
Sale of interest in equity method franchisee	—	5,982
Acquisition of stores from franchisee	—	(2,900)
Decrease (increase) in other assets	10	(3)
Net cash provided by investing activities	1,833	7,859
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	—	2,984
Repayment of short-term debt	—	(2,389)
Proceeds from issuance of long-term debt	110,000	—
Repayment of long-term debt	(130,238)	(4,589)
Deferred financing costs	(2,891)	—
Proceeds from exercise of stock options	290	—
Net change in book overdraft	—	(60)
Net cash (used for) financing activities	(22,839)	(4,054)
Effect of exchange rate changes on cash	83	27
Cash balances of subsidiary at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	(12,823)	18,820
Cash and cash equivalents at beginning of period	36,242	16,980
Cash and cash equivalents at end of period	$23,419	$35,800
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$672	$41

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			other
	Common	Common	comprehensive	Accumulated
	shares	stock	income	deficit	Total
	(In thousands)
BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net (loss) for the nine months ended October 28, 2007				(35,236)	(35,236)
Foreign currency translation adjustment, net of income
taxes of $124			367		367
Unrealized (loss) from cash flow hedge, net of income
tax benefit of $330			(506)		(506)
Total comprehensive (loss)					(35,375)
Exercise of stock options	109	290			290
Issuance of common shares and warrants (Notes 6 and
10)	1,834	36,875			36,875
Share-based compensation (Note 10)	947	6,646			6,646
BALANCE AT OCTOBER 28, 2007	65,560	$354,753	$1,127	$(267,257)	$88,623

BALANCE AT JANUARY 29, 2006	61,841	$298,255	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net (loss) for the nine months ended October 29, 2006				(17,820)	(17,820)
Foreign currency translation adjustment, net of income
taxes of $79			120		120
Unrealized gain from cash flow hedge, net of income
taxes of $16			25		25
Total comprehensive (loss)					(17,675)
Issuance of common stock warrant		6,700			6,700
Share-based compensation (Note 10)	298	4,313			4,313
BALANCE AT OCTOBER 29, 2006	62,139	$309,268	$1,571	$(208,830)	$102,009

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

     NATURE OF BUSINESS. Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and related items through Company-owned stores. The Company also derives revenue from franchise and development fees and the collection of royalties from franchisees. Additionally, the Company sells doughnut-making equipment, doughnut mix and other ingredients and supplies to franchisees.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands)
Numerator: net (loss)	$(798)	$(7,201)	$(35,236)	$(17,820)
Denominator:
Basic earnings per share - weighted average shares outstanding	63,934	61,879	63,652	61,857
Diluted earnings per share - weighted average shares outstanding	63,934	61,879	63,652	61,857

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and nine months ended October 28, 2007 and October 29, 2006 because the Company incurred a net loss for these periods and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options. See Note 10 for additional information regarding share-based compensation.

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

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

     The amounts of the Company’s unrecognized tax benefits and accrued interest and penalties were not materially different at October 28, 2007 from the amounts at January 29, 2007.

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect that if it adopts FAS 159 it will have a material effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009. Management currently does not expect adoption of FAS 157 to have a material effect on the Company’s financial position or results of operations.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company reported net losses of $35.2 million and $17.8 million for the nine months ended October 28, 2007 and October 29, 2006, respectively, and cash provided by operating activities was $8.1 million and $16.4 million, respectively.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years, each of which has continued in fiscal 2008. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges principally related to underperforming Company stores and a manufacturing and distribution facility. Total impairment charges and lease termination costs for the nine months ended October 28, 2007 were $34.5 million.

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

     Although the Company was in compliance with the financial covenants as of October 28, 2007, for the nine months then ended the Company did not achieve the levels of EBITDA anticipated in its original fiscal 2008 operating plan, and there can be no assurance that the Company will be able to continue to comply with the financial and other covenants contained in the facilities. The Company has prepaid approximately $21.9 million of the $110 million term loan; such prepayments included prepayments of approximately $4.3 million and $2.6 million related to asset sales in the first and third quarters, respectively, and discretionary prepayments of $5 million in each of the first three quarters of fiscal 2008 made in order to reduce the likelihood of violation of the financial covenants contained in the facilities. The Company may be required to make additional prepayments in the future in order to continue to comply with those covenants.

     As of October 28, 2007, the maximum additional indebtedness permitted under the financial covenants (and the amount of additional borrowings available to the Company under the credit facilities) was approximately $11 million.

     Failure to comply with the financial covenants contained in the 2007 Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     Many factors could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to further increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during fiscal 2008. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6, two of which currently are experiencing financial difficulties as described in Note 9. During the quarter ended October 28, 2007, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”); these franchisees operated a total of 34 franchise stores as of the dates of their bankruptcy filings. Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

Note 3 — Receivables

     The components of receivables are as follows:

	Oct. 28,	Jan. 28,
	2007	2007
	(In thousands)
Receivables:
Wholesale doughnut customers	$12,743	$15,091
Unaffiliated franchisees	13,792	13,927
Current portion of notes receivable	243	496
	26,778	29,514
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(564)	(682)
Unaffiliated franchisees	(3,271)	(2,063)
	(3,835)	(2,745)
	$22,943	$26,769
Receivables from Equity Method Franchisees:
Trade	$3,662	$3,719
Current portion of notes receivable	—	18
Less — allowance for doubtful accounts	(1,386)	(2,903)
	$2,276	$834

     The allowance for doubtful accounts related to Equity Method Franchisees declined from $2.9 million at January 28, 2007 to $1.4 million at October 28, 2007 principally due to write-offs of receivables previously reserved.

Note 4 — Inventories

     The components of inventories are as follows:

	Oct. 28,	Jan. 28,
	2007	2007
	(In thousands)
Raw materials	$6,829	$6,998
Work in progress	112	33
Finished goods	7,452	4,996
Purchased merchandise	8,844	8,872
Manufacturing supplies	103	107
	$23,340	$21,006

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	Oct. 28,	Jan. 28,
	2007	2007
	(In thousands)
2007 Secured Credit Facilities	$87,523	$—
2005 Secured Credit Facilities	—	107,066
Capital lease obligations	607	630
	88,130	107,696
Less: current maturities	(1,707)	(1,730)
	$86,423	$105,966

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

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and the amount of such letters of credit (approximately $20.6 million as of October 28, 2007) reduces the amount available for cash borrowings under the related revolver.

     Interest on borrowings under the 2007 Revolver and Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans is 2.75% and for Alternate Base Rate-based loans is 1.75%. Each of these Applicable Margins reflects a reduction of 0.25% effective August 8, 2007, when the Company obtained credit ratings from two national credit rating agencies. Moody’s Investors Service currently has assigned a rating of “B3” to the 2007 Secured Credit Facilities and a corporate rating of “Caa1,” each with a “negative” outlook. Standard & Poor’s Ratings Services currently has assigned a rating of “B” to the 2007 Secured Credit Facilities and a corporate rating of “B-,” each with a “negative” outlook.

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

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of October 28, 2007, the consolidated leverage ratio was required to be not greater than 4.25 to 1.0 and the consolidated interest coverage ratio was required to be not less than 3.0 to 1.0. As of October 28, 2007, the Company’s consolidated leverage ratio was approximately 3.8 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.8 to 1.0. The maximum consolidated leverage ratio for periods ending after October 28, 2007 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. These covenants are next scheduled to change as of the end of the fourth quarter of fiscal 2008, at which time the maximum consolidated leverage ratio will decrease to 4.0 to 1.0 and the minimum consolidated interest coverage ratio will increase 3.25 to 1.0. The covenants are scheduled for further adjustments in fiscal 2009. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and gains or losses on the early extinguishment of debt, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $20.6 million were outstanding as of October 28, 2007.

     During the nine months ended October 28, 2007, the Company prepaid approximately $21.9 million of the 2007 Term Loan, of which $6.9 million was from the proceeds of sales of certain property and equipment and $15 million represented discretionary prepayments made in order to reduce the likelihood of violation of the financial covenants contained in the 2007 Credit Facilities. The Company may be required to make additional prepayments in the future in order to continue to comply with those covenants.

     As of October 28, 2007, the maximum additional indebtedness permitted under the financial covenants (and the amount of additional borrowings available to the Company under the credit facilities) was approximately $11 million.

     The 2007 Secured Credit Facilities also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     The Company has entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company is accounting for these derivatives as cash flow hedges.

2005 Secured Credit Facilities

     On April 1, 2005, the Company closed secured credit facilities totaling $225 million (collectively, the “2005 Secured Credit Facilities”). The facilities consisted of a $75 million revolving credit facility (reduced by the Company to $25 million in November 2006) secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries (the “First Lien Revolver”) and a $150 million credit facility secured by a second lien on those assets (the “Second Lien Facility”). The Second Lien Facility consisted of a $120 million term loan (the “Term Loan”) and a $30 million revolving credit facility (the “Second Lien Revolver”). At closing, the Company borrowed the full $120 million available under the Term Loan, and used the proceeds to retire approximately $88 million of indebtedness outstanding under a bank credit facility (which was then terminated) and to pay fees and expenses associated with the 2005 Secured Credit Facilities.

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

Pending Litigation and Investigations

     The Company is subject to litigation and investigations, the outcome of which cannot presently be determined. The Company cannot predict the likelihood of an unfavorable outcome with respect to these matters, or the amount or range of potential loss with respect to, or the amount that might be paid in connection with any settlement of, any of these matters, and, accordingly, no provision for loss with respect to any of the following matters has been reflected in the consolidated financial statements.

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

  FACTA litigation

     On October 3, 2007, a purported nationwide class action (Peter Jackson v. Krispy Kreme Doughnut Corporation (Case No. CV07-06449 ABC (VBC)), United States District Court, Central District of California) was filed against the Company and ten fictitiously named defendants. Plaintiff asserts a single cause of action for alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”). Specifically, plaintiff alleges a violation concerning electronic printing of certain credit card and debit card receipts that were not in compliance with the applicable information truncation provisions of FACTA. Plaintiff seeks statutory and punitive damages for these alleged violations, as well as injunctive relief on behalf of a putative nationwide class. The Company intends to defend vigorously against the claims asserted.

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $18.0 million and $22.6 million at October 28 and January 28, 2007, respectively, and are summarized in Note 9. For leases, the guaranteed amount was determined based upon the gross amount of remaining lease payments due and, for debt, the guaranteed amount was determined based upon the principal amount outstanding under the related agreement. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. During fiscal 2007, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of an Equity Method Franchisee; the related accrual is included in other accrued liabilities in the accompanying consolidated balance sheet. There is no liability reflected for other guarantees as of October 28, 2007 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees. However, there can be no assurance that the Company will not be required to perform under its guarantees and, if circumstances change from those prevailing at October 28, 2007, additional provisions for guarantee payments could be required, and such provisions could be significant.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. As discussed above, several of the Company’s current and former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company has agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.4 million remains as of October 28, 2007). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the Commission or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s results of operations and financial condition. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $20.6 million at October 28, 2007, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from three months’ to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The Company had no unassigned commodity futures contracts as of October 28, 2007.

     On August 31, 2006, in connection with settlement agreements related to certain litigation between the Company and the principals of its Southern California franchisee, Great Circle Family Foods, LLC (“Great Circle”), the Company acquired three franchise stores operated by Great Circle located in Burbank, Ontario and Orange, California, together with the related franchise rights, in exchange for $2.9 million cash. Pursuant to the agreements, Great Circle had the right to repurchase the three stores and related assets from the Company for $2.9 million plus interest at 8% per annum to the date of repurchase, and continued to operate the stores for its own account under an operating agreement with the Company. The operating agreement generally continues on a month to month basis until terminated by either party. The repurchase right terminated unexercised on May 29, 2007. On August 22, 2007, Great Circle filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company and Great Circle entered into an asset purchase agreement pursuant to which the Company could purchase an additional four franchise stores from Great Circle, including the related franchise rights, for approximately $2.3 million; such asset purchase agreement has since been terminated. At the time of the bankruptcy filing, Great Circle operated 11 franchise stores, including the three stores purchased by the Company from Great Circle in August 2006.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$547	$4,628	$33,271	$4,986
Impairment of reacquired franchise rights	—	80	400	120
Other	—	137	—	137
Total impairment charges	547	4,845	33,671	5,243
Lease termination costs:
Provision for termination costs	310	934	2,344	1,673
Less — reversal of previously recorded deferred rent expense	(1,125)	(356)	(1,511)	(356)
Net provision	(815)	578	833	1,317
	$(268)	$5,423	$34,504	$6,560

     When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values.

     Impairment charges related to Company Stores long-lived assets were approximately $172,000 and $20.8 million for the three and nine month periods ended October 28, 2007, respectively, and approximately $4.6 million and $5.0 million for the three and nine months ended October 29, 2006. Such charges relate to underperforming stores, principally stores closed or likely to be closed. The impaired store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor, (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs.

     For the nine months ended October 28, 2007, the Company also recorded an impairment charge of approximately $11.0 million (substantially all of which was recorded in the second quarter) with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During the second quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. The estimated fair value is based on certain appraisal information and management's expectations as to the market for these assets; actual proceeds upon disposition could differ from management's estimate. The reduced carrying amount of the facility will be depreciated to its estimated fair value upon disposition over its estimated remaining useful life.

     The Company recorded an impairment charge of approximately $1.5 million during the nine months ended October 28, 2007 (substantially all of which was recorded in the first quarter) to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated fair value upon disposition. The Company sold these assets for approximately $1.9 million during the third quarter of fiscal 2008.

     The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$2,821	$1,714	$1,650	$1,981
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	820	122	1,961	122
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	(570)	768	250	1,418
Accretion of discount	60	44	133	133
Total provision	310	934	2,344	1,673

Proceeds from assignments of leases	841	—	966	—
Payments on unexpired leases, including settlements with lessors	(955)	(1,018)	(1,943)	(2,024)
Balance at end of period	$3,017	$1,630	$3,017	$1,630

Note 8 — Segment Information

     The Company’s reportable segments are Company Stores, Franchise and KK Supply Chain. The Company Stores segment is comprised of the operating activities of the stores owned by the Company and by a Consolidated Franchisee (see Note 9). These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels. The majority of the ingredients and materials used by Company Stores are purchased from the KK Supply Chain segment. The Franchise segment represents the results of the Company’s franchise program. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses. The KK Supply Chain segment supplies doughnut mix, equipment and other items to both Company and franchisee-owned stores.

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

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands)
Revenues:
Company Stores	$72,787	$82,078	$228,504	$247,013
Franchise	5,679	5,716	15,773	15,319
KK Supply Chain:
Total revenues	48,933	55,531	150,415	167,609
Less - intersegment elimination	(24,044)	(26,218)	(76,321)	(80,934)
External KK Supply Chain revenues	24,889	29,313	74,094	86,675
Total revenues	$103,355	$117,107	$318,371	$349,007
Operating income (loss):
Company Stores	$(1,855)	$2,110	$(7,187)	$3,879
Franchise	3,793	4,727	9,997	12,566
KK Supply Chain	5,735	9,346	19,681	27,246
Unallocated general and administrative expenses	(5,943)	(12,797)	(20,322)	(42,336)
Impairment charges and lease termination costs	268	(5,423)	(34,504)	(6,560)
Settlement of litigation	—	—	14,930	—
Total operating income (loss)	$1,998	$(2,037)	$(17,405)	$(5,205)
Depreciation and amortization expense:
Company Stores	$2,603	$3,937	$9,018	$12,259
Franchise	22	32	70	95
KK Supply Chain	1,960	868	3,671	2,613
Corporate administration	283	340	883	1,147
Total depreciation and amortization expense	$4,868	$5,177	$13,642	$16,114

     During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments; such revision resulted in increases of $1.5 million and $4.5 million in costs allocated to the three business segments for the three and nine month periods ended October 28, 2007, respectively, compared to the comparable periods of fiscal 2007, and a corresponding reduction in general and administrative expenses. Of the $1.5 million increase in each of the first three quarters of fiscal 2008, $775,000 was allocated to Company Stores, $350,000 was allocated to Franchise and $375,000 was allocated to KK Supply Chain.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing unallocated general and administrative expenses by approximately $1.2 million and $2.9 million for the three month and nine month periods ended October 28, 2007, respectively, compared to the comparable periods of the preceding year, with a corresponding increase in segment operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

     KK Supply Chain depreciation and amortization expense increased in the three and nine months ended October 28, 2007 compared to the respective periods in fiscal 2007 due to a change in the estimated useful life of the Company’s manufacturing and distribution facility in Illinois, which the Company intends to divest as described in Note 7.

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

     Equity Method Franchisees

     As of October 28, 2007, the Company has interests in seven franchisees. Investments in these franchisees have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the table below. The consolidated balance sheet at October 28, 2007 includes an accrual for potential payments under the loan and lease guarantees related to these franchisees of approximately $450,000 recorded in the second quarter of fiscal 2007 upon the Company’s receipt of payment demand with respect to a guarantee related to Priz Doughnuts, LP ("Priz"). There is no liability reflected for other guarantees of franchisee obligations as of October 28 or January 28, 2007 because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

	October 28, 2007
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(432)	$2,402	$—	$—	$2,369
KK-TX I, L.P.	33.3%	(354)	204	—	—	843
Kremeworks, LLC	25.0%	1,399	388	—	—	2,204
Kremeworks Canada, LP	24.5%	—	30	—	—	—
Krispy Kreme of South Florida, LLC	35.3%	—	146	—	—	12,100
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,588	414	—	—	—
Priz Doughnuts, LP	66.7%	—	78	—	—	450
		$2,201	$3,662	$—	$—	$17,966

	January 28, 2007
	Company	Investment				Loan and
	Ownership	and	Trade	Notes Receivable		Lease
	Percentage	Advances	Receivables	Current	Long-term	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(333)	$1,563	$—	$—	$2,554
KK-TX I, L.P.	33.3%	(305)	206	—	—	1,330
Kremeworks, LLC	25.0%	1,492	514	—	—	2,667
Kremeworks Canada, LP	24.5%	569	51	—	—	—
Krispy Kreme of South Florida, LLC(1)	35.3%	—	18	—	—	15,600
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,801	225	—	—	—
Priz Doughnuts, LP	33.3%	—	1,142	18	—	450
		$3,224	$3,719	$18	$—	$22,601
____________________

(1)	Reflects a correction to the previously reported guarantee amount of $10,231 reflected in the 2007 Form 10-K.

     Amounts shown in the preceding tables for accounts and notes receivable are before reduction for related allowances for doubtful accounts, which totaled approximately $1.4 million and $2.9 million at October 28 and January 28, 2007.

     During the quarter ended October 28, 2007, the Company reevaluated its investment in Kremeworks Canada, LP (“Kremeworks Canada”) and concluded that such investment was not recoverable; accordingly, the Company recorded an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in Kremeworks Canada to zero. This charge is included in other non-operating income and expense, net in the consolidated statement of operations.

     In December 2006, the Company entered into an agreement with Krispy Kreme of South Florida, LLC (“KKSF”) pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtains the Company’s release from the guarantees and otherwise complies with the terms of the agreement, the Company has agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration. As of October 28, 2007, KKSF was not in compliance with all of the terms of the agreement, including provisions regarding the payment of royalties to the Company. KKSF is seeking additional forbearance and/or financial support from the Company. Financial pressures on KKSF increase the likelihood that the Company would be required to perform under its guarantees of certain KKSF obligations. The Company currently cannot predict the likelihood or amount of payments, if any, under such guarantees, and no liability for any such payments has been reflected in the accompanying consolidated balance sheet.

     During the quarter ended October 28, 2007, the Company acquired an additional 33.4% interest in Priz as part of a plan to restructure its operations, which currently consist of two franchise stores.

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

Warrant Issued in Exchange for Services

     General and administrative expenses for the first nine months of fiscal 2007 include $3.9 million representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s estimated fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The substantial charge to earnings related to the warrant in the first nine months of fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months and nine months ended October 28, 2007 and October 29, 2006 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options during any of the periods.

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,235	$1,112	4,214	$3,897
Restricted stock	886	161	2,432	416
Total costs	$2,121	$1,273	$6,646	$4,313

Costs included in:
Direct operating expenses	$794	$501	$2,667	$1,828
General and administrative expenses	1,327	772	3,979	2,485
Total costs	$2,121	$1,273	$6,646	$4,313

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     As of October 28, 2007, there were 423 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom, of which 106 were owned by the Company and 317 were owned by franchisees. Of the 423 total stores, there were 290 factory stores and 133 satellites; 251 stores were located in the United States and 172 were located in other countries.

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

     The Company is completing certain changes to its franchise disclosure document and conforming it to new Federal Trade Commission (“FTC”) disclosure requirements. Under the new FTC requirements, the disclosure document is referred to as a Franchise Disclosure Document (“FDD”) rather than a Uniform Franchise Offering Circular. In the near future, the Company intends to submit the FDD amendments for registration in those states in which the Company has registered its franchise offering. When the Company receives notice from those states that the FDD amendments are effective, the Company will be able to offer franchises in all 50 states.

     Several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during fiscal 2008. On August 22, 2007, Great Circle, the Company’s franchisee in Southern California, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Great Circle operated 11 franchise stores. Three of these stores are owned by the Company. The Company and Great Circle entered into an asset purchase agreement pursuant to which the Company could purchase an additional four franchise stores from Great Circle, including the related franchise rights, for approximately $2.3 million; such asset purchase agreement has since been terminated. See Note 6, “Commitments and Contingencies – Other Commitments and Contingencies,” to the consolidated financial statements appearing elsewhere herein for additional information about transactions with Great Circle. On September 4, 2007, Sweet Traditions, the Company’s franchisee in Northeastern Illinois and in Eastern Missouri, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Sweet Traditions operated 23 franchise stores.

     Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

     During the quarter ended October 28, 2007, the Company sold certain of KK Supply Chain’s coffee roasting assets for approximately $1.9 million cash.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three months and nine months ended October 28, 2007 and October 29, 2006, expressed as a percentage of revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Nine Months Ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	88.0	82.1	89.0	83.2
General and administrative expenses	5.5	10.6	6.1	11.8
Depreciation and amortization expense	4.7	4.4	4.3	4.6
Impairment charges and lease termination costs	(0.3)	4.6	10.8	1.9
Settlement of litigation	—	—	(4.7)	—
Other operating (income) and expense, net	0.2	(0.1)	—	—
Operating income (loss)	1.9%	(1.7)%	(5.5)%	(1.5)%

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores appear in the table below. Transferred stores for the nine months ended October 29, 2006 represent 12 stores operated by Glazed Investments which were sold to a franchisee, less one store operated by a franchisee acquired by the Company.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended October 28, 2007:
JULY 29, 2007	106	193	299
Opened	—	8	8
Closed	(5)	(12)	(17)
Transferred	—	—	—
OCTOBER 28, 2007	101	189	290

Nine months ended October 28, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	19	20
Closed	(8)	(18)	(26)
Transferred	—	—	—
OCTOBER 28, 2007	101	189	290

Three months ended October 29, 2006:
JULY 30, 2006	112	191	303
Opened	—	10	10
Closed	(3)	(17)	(20)
Transferred	—	—	—
OCTOBER 29, 2006	109	184	293

Nine months ended October 29, 2006:
JANUARY 29, 2006	128	195	323
Opened	—	18	18
Closed	(8)	(40)	(48)
Transferred	(11)	11	—
OCTOBER 29, 2006	109	184	293

     Data on the number of satellite stores appear in the table below. Transferred stores for the nine months ended October 29, 2006 represents one store operated by a franchisee acquired by the Company.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended October 28, 2007:
JULY 29, 2007	5	107	112
Opened	—	21	21
Closed	—	—	—
Transferred	—	—	—
OCTOBER 28, 2007	5	128	133

Nine months ended October 28, 2007:
JANUARY 28, 2007	5	94	99
Opened	—	41	41
Closed	—	(7)	(7)
Transferred	—	—	—
OCTOBER 28, 2007	5	128	133

Three months ended October 29, 2006:
JULY 30, 2006	6	84	90
Opened	—	4	4
Closed	(1)	(5)	(6)
Transferred	—	—	—
OCTOBER 29, 2006	5	83	88

Nine months ended October 29, 2006:
JANUARY 29, 2006	5	74	79
Opened	1	22	23
Closed	(2)	(12)	(14)
Transferred	1	(1)	—
OCTOBER 29, 2006	5	83	88

Data on the aggregate number of factory and satellite stores as of October 28, 2007 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	96	122	218
International	5	67	72
Total factory stores	101	189	290

SATELLITES:
Domestic:
Hot shops	2	16	18
Fresh shops	3	12	15
Kiosks	—	—	—
Total domestic	5	28	33

International:
Hot shops	—	28	28
Fresh shops	—	43	43
Kiosks	—	29	29
Total international	—	100	100

Total satellites	5	128	133

     The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant.

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

	Three months ended		Nine months ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2007	2006	2007	2006
	(Dollars in thousands)
Average weekly sales per factory store (1):
Company	$54.5	$55.0	$54.9	$54.3
Systemwide	$51.8	$50.7	$51.3	$49.3
Factory Store operating weeks:
Company	1,334	1,491	4,162	4,488
Systemwide	3,640	3,820	11,265	11,950
Average weekly sales per store (1):
Company	$52.9	$53.1	$53.4	$52.5
Systemwide	$36.4	$40.1	$37.7	$39.5
Store operating weeks:
Company	1,373	1,543	4,279	4,636
Systemwide	5,174	4,825	15,310	14,898
____________________

(1)	Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED OCTOBER 28, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 2006

  Overview

     Systemwide sales for the third quarter of fiscal 2008 decreased approximately 2.6% compared to the third quarter of fiscal 2007. The decrease was attributable to a 9.2% decrease in average weekly sales per store, partially offset by a 7.2% increase in store operating weeks. All of the net growth in the number of systemwide stores in operation from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 represents growth in satellite stores; the increase in the number of satellite stores, which have lower average weekly sales than factory stores, as a percentage of total stores in operation has the effect of lowering the systemwide average weekly sales per store. The systemwide sales decrease reflects an 11.3% decrease in Company Stores sales, partially offset by a 3.8% increase in franchise store sales. On a same store basis (as described below), systemwide on-premises sales decreased 6.0% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

  Revenues

     Total revenues decreased 11.7% to $103.4 million for the three months ended October 28, 2007 from $117.1 million for the three months ended October 29, 2006. This decrease was comprised of an 11.3% decrease in Company Stores revenues to $72.8 million and a 15.1% decrease in KK Supply Chain revenues to $24.9 million. Franchise revenues remained unchanged at $5.7 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	Oct. 28,	Oct. 29,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$72,787	$82,078
Franchise	5,679	5,716
KK Supply Chain:
Total revenues	48,933	55,531
Less - intersegment elimination	(24,044)	(26,218)
External KK Supply Chain revenues	24,889	29,313
Total revenues	$103,355	$117,107

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.4%	70.1%
Franchise	5.5	4.9
KK Supply Chain	24.1	25.0
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 11.3% to $72.8 million in the third quarter of fiscal 2008 from $82.1 million in the third quarter of fiscal 2007. The decrease reflects an 11.0% decline in store operating weeks and a 0.4% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of nine factory stores since the end of the third quarter of fiscal 2007.

     On-premises sales (which include fundraising sales) comprised approximately 43% and 41% of total Company Stores revenues in the third quarter of fiscal 2008 and 2007, respectively, with the balance comprised of off-premises sales.

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

Three Months
Ended
Oct. 28,
2007
ON-PREMISES:
Change in same store sales	(2.9)%
OFF-PREMISES:
Change in average weekly number of doors	(5.7)%
Change in average weekly sales per door	(7.4)%

     All of the decline in same stores sales reflects performance at stores closed during the quarter; same store sales for stores open at quarter end rose slightly year-over-year. The decrease in the average weekly number of doors consists almost entirely of a decrease in the grocery/mass merchant channel; the average weekly number of doors in the convenience store channel was virtually unchanged. The average weekly sales per door fell in both channels.

     Franchise Revenues. Franchise revenues, which consist principally of royalties and franchise fees, were $5.7 million in the third quarter of fiscal 2008 and fiscal 2007. Royalty revenues rose to $4.9 million in the third quarter of fiscal 2008 from $4.7 million in the third quarter of last year. Sales by franchise stores, as reported by the franchisees, were approximately $116 million in the third quarter of fiscal 2008 and $112 million in the third quarter of fiscal 2007. The Company did not recognize as revenue approximately $450,000 and $240,000 of uncollected royalties which accrued during third quarter of fiscal 2008 and 2007, respectively, because the Company did not believe collection of these royalties was reasonably assured. Franchise fees fell to approximately $700,000 in the third quarter of fiscal 2008 from approximately $910,000 in the third quarter of fiscal 2007. In the third quarter of fiscal 2007, the Company recognized franchise fee revenue of approximately $270,000 representing revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores.

     Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 15.1% to $24.9 million in the third quarter of fiscal 2008 from $29.3 million in the third quarter of fiscal 2007. The most significant reason for the decrease in revenues was lower sales by domestic franchisees, which resulted in an approximate 14.5% decrease in sales of mixes, icings and fillings, sugar, shortening, and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The KK Supply Chain revenue decrease was also attributable to an 18.7% decrease in sales of equipment and equipment services in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Franchisee expansion has consisted principally of satellite stores, which require less equipment than do factory stores. Also, sales of used equipment, which is sold at lower sales prices than new equipment, increased during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 14.6% and 15.3% of KK Supply Chain revenues in the third quarter of fiscal 2008 and 2007, respectively.

     Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on KK Supply Chain revenues.

  Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 88.0% of revenues in the third quarter of fiscal 2008 compared to 82.1% of revenues in the third quarter of fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein. Effective in the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $1.5 million in costs allocated to segment direct operating expenses in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

     Amounts shown below for the Company Stores and KK Supply Chain segments for the three months ended October 29, 2006 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for the three months ended October 29, 2006 have been reclassified to be consistent with the presentation for the three months ended October 28, 2007.

	Three Months Ended
	Oct. 28,	Oct. 29,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$72,047	$76,157
Franchise	1,864	957
KK Supply Chain:
Total direct operating expenses	41,109	45,243
Less — intersegment elimination	(24,109)	(26,165)
KK Supply Chain direct operating expenses, less intersegment eliminations	17,000	19,078
Total direct operating expenses	$90,911	$96,192

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	99.0%	92.8%
Franchise	32.8%	16.7%
KK Supply Chain (before intersegment eliminations)	84.0%	81.5%
Total direct operating expenses	88.0%	82.1%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 99.0% in the third quarter of fiscal 2008 from 92.8% in the third quarter of fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2008 in order to partially offset higher raw materials costs, and increases in direct labor and delivery vehicle costs as a percent of revenues. The increase in Company stores direct operating expenses as a percentage of Company stores revenues is also a result of a $775,000 increase in the allocation of corporate overhead costs in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing Company Stores direct operating expenses by approximately $900,000 for the three months ended October 28, 2007 compared to the three months ended October 29, 2006, with a corresponding decrease in general and administrative expenses.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $350,000 increase in the allocation of corporate overhead costs in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 84.0% in the third quarter of fiscal 2008 from 81.5% in the third quarter of 2007. The cost of raw materials used in the production of doughnut mix and other materials was higher in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. In the first quarter of fiscal 2008, KK Supply Chain implemented price increases intended to recover a portion of the increases in the cost of certain ingredients (principally flour and shortening). In the third quarter of fiscal 2008, the KK Supply Chain implemented an additional shortening price increase in an attempt to offset rising costs. The Company has achieved cost reductions in certain other materials and supplies and is seeking additional cost reductions to offset the higher cost of raw materials. Higher selling prices for doughnut mix and other products in the third quarter of fiscal 2008 did not fully offset rising costs compared to the third quarter of fiscal 2007. In particular, the prices of flour and shortening and the products from which they are made continued to rise in the third quarter of fiscal 2008. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher for the remainder of fiscal 2008 than for the three months ended October 28, 2007.

     KK Supply Chain direct operating expenses include a net credit of approximately $390,000 to the bad debt provision in the third quarter of fiscal 2008 compared to a net credit of approximately $500,000 in the third quarter of fiscal 2007. The net credit in the third quarter of fiscal 2008 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in receivable balances with respect to certain franchisees, partially offset by bad debt provisions recorded with respect to other franchise receivables. The net credit in the third quarter of fiscal 2007 includes a reversal of approximately $1.1 million of previously recorded reserves for franchise receivables arising from the settlement of a dispute with a franchisee, partially offset by bad debt provisions of approximately $2.1 million related to receivables from other franchisees. As of October 28, 2007, the Company’s allowances for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $4.7 million.

     In addition to the effects of commodity cost increases and bad debt provisions, KK Supply Chain direct operating expenses reflect a $375,000 increase in the allocation of corporate overhead costs in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing KK Supply Chain direct operating expenses by approximately $210,000 for the three months ended October 28, 2007 compared to the three months ended October 29, 2006, with a corresponding decrease in general and administrative expenses.

  General and Administrative Expenses

     General and administrative expenses decreased to $5.7 million, or 5.5% of total revenues, in the third quarter of fiscal 2008 from $12.5 million, or 10.6% of total revenues, in the third quarter of fiscal 2007. General and administrative expenses include professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein, totaling approximately $160,000 for the third quarter of fiscal 2008 and $750,000 (net of estimated insurance recoveries of approximately $70,000) for the third quarter of fiscal 2007. Exclusive of these costs, general and administrative expenses for the third quarter of fiscal 2008 and 2007 were approximately 5.3% and 10.0% of total revenues, respectively. The decrease in these costs as a percentage of revenue reflects, among other things, approximately $1.5 million of additional corporate overhead costs (approximately 1.5% of revenues for the third quarter of fiscal 2008) allocated to direct operating expenses in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, as described under “Direct Operating Expenses” above, as well as a decrease in other professional fees of approximately $2.3 million. In the third quarter of fiscal 2007, the Company also incurred increased accounting, legal and other costs associated with work on the Company’s financial statements and filings with the Commission, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing general and administrative expenses by approximately $1.2 million (approximately 1.2% of revenues for the third quarter of fiscal 2008) for the three months ended October 28, 2007 compared to the comparable period of the preceding year, with a corresponding increase in segment direct operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $4.9 million, or 4.7% of total revenues, in the third quarter of fiscal 2008 from $5.2 million, or 4.4% of total revenues, in the third quarter of fiscal 2007. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, partially offset by higher depreciation charges due to a change in the estimated useful life of the Company’s manufacturing and distribution facility in Illinois, which the Company intends to divest, as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

  Impairment Charges and Lease Termination Costs

     The Company recorded a net credit to impairment charges and lease termination costs of $268,000 in the third quarter of fiscal 2008 compared to a charge of $5.4 million in the third quarter of fiscal 2007.

     Impairment charges were $547,000 and $4.8 million in the third quarter of fiscal 2008 and 2007, respectively. Substantially all charges in the third quarter of fiscal 2007 arose from store closing decisions. Impairment charges are recorded to reduce the carrying value of long-lived assets to their estimated fair market values when the Company concludes that the carrying value of such assets is not recoverable. Such charges relate primarily to underperforming stores, principally stores closed or likely to be closed. Store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. The Company recorded a net credit to lease termination costs of approximately $815,000 in the third quarter of fiscal 2008 compared to a charge of approximately $578,000 in the third quarter of fiscal 2007. The aggregate reversals of previously recorded deferred rent expense associated with certain closed stores exceeded the lease termination charges related to stores closed during the third quarter of fiscal 2008, resulting in an aggregate net credit in the provision for lease termination costs. The Company also received $841,000 in connection with its assignment of a lease related to a closed store. The credit to earnings from this assignment was partially offset by lease termination charges related to other closed stores.

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

  Interest Expense

     Interest expense decreased to $2.3 million in the third quarter of fiscal 2008 from $5.2 million in the third quarter of fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in the third quarter of fiscal 2008 compared to the prior year quarter as a result of Company’s refinancing its long-term debt effective February 16, 2007 as described under “Liquidity and Capital Resources” below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense also reflects a reduction in the amount of outstanding indebtedness.

  Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $216,000 in the third quarter of fiscal 2008 compared to $65,000 in the third quarter of fiscal 2007. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

  Other Non-Operating Income and Expense, Net

     Other non-operating income and expense, net for the three months ended October 28, 2007 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in an Equity Method Franchisee to its estimated fair value, as well as a gain of approximately $260,000 resulting from additional proceeds from the prior sale of another Equity Method Franchisee.

  Provision for Income Taxes

     The provision for income taxes was $376,000 in the third quarter of fiscal 2008 and $431,000 in the third quarter of fiscal 2007. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

  Net Loss

     The Company incurred net losses of $798,000 and $7.2 million for the three months ended October 28, 2007 and October 29, 2006, respectively.

NINE MONTHS ENDED OCTOBER 28, 2007 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2006

  Overview

     Systemwide sales for the first nine months of fiscal 2008 decreased approximately 2.0% compared to the first nine months of fiscal 2007. The decrease was attributable to a 4.6% decrease in average weekly sales per store, partially offset by a 2.8% increase in store operating weeks. All of the net growth in the number of systemwide stores in operation from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 represents growth in satellite stores; the increase in the number of satellite stores, which have lower average weekly sales than factory stores, as a percentage of total stores in operation has the effect of lowering the systemwide average weekly sales per store. The systemwide sales decrease reflects a 7.5% decrease in Company Stores sales, partially offset by a 2.0% increase in franchise store sales. On a same store basis (as described below), systemwide on-premises sales decreased 3.4% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

  Revenues

     Total revenues decreased 8.8% to $318.4 million for the nine months ended October 28, 2007 from $349.0 million for the nine months ended October 29, 2006. This decrease was comprised of a 7.5% decrease in Company Stores revenues to $228.5 million, a 3.0% increase in Franchise revenues to $15.8 million, and a 14.5% decrease in KK Supply Chain revenues to $74.1 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	Oct. 28,	Oct. 29,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$228,504	$247,013
Franchise	15,773	15,319
KK Supply Chain:
Total revenues	150,415	167,609
Less - intersegment elimination	(76,321)	(80,934)
External KK Supply Chain revenues	74,094	86,675
Total revenues	$318,371	$349,007

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.8%	70.8%
Franchise	5.0	4.4
KK Supply Chain	23.3	24.8
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 7.5% to $228.5 million in the first nine months of fiscal 2008 from $247.0 million in the first nine months of fiscal 2007. The decrease reflects a 7.7% decline in store operating weeks, partially offset by a 1.7% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 28 factory stores since the end of fiscal 2006. The increase in the average weekly sales per store principally reflects the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores.

     On-premises sales (which include fundraising sales) comprised approximately 42% and 41% of total Company Stores revenues for the first nine months of fiscal 2008 and 2007, respectively, with the balance comprised of off-premises sales.

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

Nine Months
Ended
October 28,
2007
ON-PREMISES:
Change in same store sales	(0.4)%
OFF-PREMISES:
Change in average weekly number of doors	(2.1)%
Change in average weekly sales per door	(5.9)%

     The decrease in the average weekly number of doors represents a decrease in the grocery/mass merchant channel, partially offset by an increase in the average weekly number of doors in the convenience store channel. The average weekly sales per door fell in both channels.

     Franchise Revenues. Franchise revenues, which consist principally of royalties and franchise fees, increased 3.0% to $15.8 million in the first nine months of fiscal 2008 from $15.3 million in the first nine months of fiscal 2007. Royalty revenues rose to $14.0 million in the first nine months of fiscal 2008 from $13.2 million in the first nine months of fiscal 2007. Sales by franchise stores, as reported by the franchisees, were approximately $349 million in the first nine months of fiscal 2008 and $343 million in the first nine months of fiscal 2007. The Company did not recognize as revenue approximately $2.3 million and $2.1 million of uncollected royalties which accrued during the first nine months of fiscal 2008 and 2007, respectively, because the Company did not believe collection of these royalties was reasonably assured. Franchise fees fell to $1.5 million in the first nine months of fiscal 2008 from $1.8 million in the first nine months of fiscal 2007. The decrease in franchise fees is the result of the Company recognizing franchise fee revenue of approximately $730,000 during the second and third quarters of fiscal 2007 representing revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchise fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. This decrease in franchise fees was largely offset by an increase in franchise fees arising principally from an increase in store openings by franchisees from 40 stores in the first nine months of fiscal 2007 to 60 stores in the first nine months of fiscal 2008.

     Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 14.5% to $74.1 million in the first nine months of fiscal 2008 from $86.7 million in the first nine months of fiscal 2007. The most significant reason for the decrease in revenues was lower sales by domestic franchisees, which resulted in an approximate 16.0% decrease in sales of mixes, icings and fillings, sugar, shortening and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America; while the Company sells the doughnut mixes used by such franchisees, many of the other ingredients and supplies used by these franchisees are acquired locally instead of from KK Supply Chain. The KK Supply Chain revenue decrease was also attributable to a 2.1% decrease in sales of equipment and equipment services in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Franchisee expansion has consisted principally of satellite stores, which require less equipment than do factory stores. Also, sales of used equipment, which is sold at lower sales prices than new equipment, increased during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 12.0% and 10.5% of KK Supply Chain revenues in the first nine months of fiscal 2008 and 2007, respectively.

     Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on KK Supply Chain revenues.

     During the nine months ended October 28, 2007, the Company decided to divest a KK Supply Chain manufacturing and distribution facility (see Note 7 to the consolidated financial statements appearing elsewhere herein). The Company is also evaluating strategic options related to other aspects of the supply chain.

  Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 89.0% of revenues in the first nine months of fiscal 2008 compared to 83.2% of revenues in the first nine months of fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein. During the first quarter of fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $4.5 million in costs allocated to segment direct operating expenses in the nine months ended October 28, 2007 compared to the nine months ended October 29, 2006, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

     Amounts shown below for the Company Stores and KK Supply Chain segments for the nine months ended October 29, 2006 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses in the table below to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for the nine months ended October 29, 2006 have been reclassified to be consistent with the presentation for the nine months ended October 28, 2007.

	Nine Months Ended
	Oct. 28,	Oct. 29,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$227,024	$230,902
Franchise	5,903	2,658
KK Supply Chain:
Total direct operating expenses	126,678	137,598
Less - intersegment elimination	(76,366)	(80,833)
KK Supply Chain direct operating expenses, less intersegment eliminations	50,312	56,765
Total direct operating expenses	$283,239	$290,325

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	99.4%	93.5%
Franchise	37.4%	17.4%
KK Supply Chain (before intersegment eliminations)	84.2%	82.1%
Total direct operating expenses	89.0%	83.2%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 99.4% in the first nine months of fiscal 2008 from 93.5% in the first nine months of fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2008 in order to partially offset higher raw materials costs, increased direct labor and higher delivery vehicle and marketing costs as a percent of revenues. The increase in Company stores direct operating expenses as a percentage of Company stores revenues also reflects a $2.3 million increase in the allocation of corporate overhead costs in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing Company Stores direct operating expenses by approximately $2.4 million for the nine months ended October 28, 2007 compared to the nine months ended October 29, 2006, with a corresponding decrease in general and administrative expenses.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $1.1 million increase in the allocation of corporate overhead costs in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 84.2% in the first nine months of fiscal 2008 from 82.1% in the first nine months of fiscal 2007. The cost of raw materials used in the production of doughnut mix and other materials was higher in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. In the first quarter of fiscal 2008, KK Supply Chain implemented price increases intended to recover a portion of the increases in the cost of certain ingredients (principally flour and shortening). In the third quarter of fiscal 2008, the KK Supply Chain implemented an additional shortening price increase in an attempt to offset rising costs. The Company has achieved cost reductions in certain other materials and supplies and is seeking additional cost reductions to offset the higher cost of raw materials. While higher selling prices for doughnut mix and other products in the first nine months of fiscal 2008 offset rising costs compared to the first nine months of fiscal 2007, direct operating expenses as a percentage of revenues rose. In particular, the prices of flour and shortening and the products from which they are made continued to rise in the first nine months of fiscal 2008. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher in the remainder of fiscal 2008 than for the nine months ended October 28, 2007.

     KK Supply Chain direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $771,000 (approximately 0.5% of KK Supply Chain revenues before intersegment eliminations) in the first nine months of fiscal 2008 compared to approximately $1.5 million (approximately 0.9% of revenues before intersegment eliminations) in the first nine months of fiscal 2007. As of October 28, 2007, the Company’s allowances for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $4.7 million.

     In addition to the effects of commodity cost increases and bad debt provisions, KK Supply Chain direct operating expenses reflect a $1.1 million increase in the allocation of corporate overhead costs in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of increasing KK Supply Chain direct operating expenses by approximately $469,000 for the nine months ended October 28, 2007 compared to the nine months ended October 29, 2006, with a corresponding decrease in general and administrative expenses.

  General and Administrative Expenses

     General and administrative expenses decreased to $19.4 million, or 6.1% of total revenues, in the first nine months of fiscal 2008 from $41.2 million, or 11.8% of total revenues, in the first nine months of fiscal 2007. General and administrative expenses include fees paid to an interim management firm engaged by the Company in January 2005 through March 2006, and professional fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein, totaling approximately $1.0 million for the nine months ended October 28, 2007 and approximately $11.1 million (net of estimated insurance recoveries of approximately $2.6 million) for the nine months ended October 29, 2006. The unusual professional fees for the first nine months of fiscal 2007 include approximately $3.9 million related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described under “Warrant Issued in Exchange for Services” in Note 10 to the consolidated financial statements appearing elsewhere herein. Exclusive of these costs, general and administrative expenses were 5.8% and 8.6% of revenues for the first nine months of fiscal 2008 and fiscal 2007, respectively. The decrease in these costs as a percentage of revenue reflects, among other things, approximately $4.5 million of additional corporate overhead costs (approximately 1.4% of revenues for the first nine months of fiscal 2008) allocated to direct operating expenses in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, as described under “Direct Operating Expenses” above, as well as a decrease in other professional fees of $2.3 million. In the first nine months of fiscal 2007, the Company also incurred increased accounting, legal and other costs associated with work on the Company’s financial statements and filings with the Commission, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services. The Company also recorded credits of approximately $480,000 from settlement of certain charitable pledge obligations in the first nine months of fiscal 2008.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and unallocated general and administrative expenses in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates that the refinement had the effect of decreasing general and administrative expenses by approximately $2.9 million for the nine months ended October 28, 2007 compared to the comparable period of the preceding year, with a corresponding increase in segment direct operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $13.6 million, or 4.3% of total revenues, for the first nine months of fiscal 2008 from $16.1 million, or 4.6% of total revenues, in the first nine months of fiscal 2007. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first nine months of fiscal 2008 and fiscal 2007.

  Impairment Charges and Lease Termination Costs

     The Company recorded impairment charges and lease termination costs of $34.5 million in the first nine months of fiscal 2008 compared to $6.6 million in the first nine months of fiscal 2007.

     Impairment charges were approximately $33.7 million and $5.2 million, respectively, in the first nine months of fiscal 2008 and fiscal 2007. Impairment charges are recorded to reduce the carrying value of long-lived assets to their estimated fair market values when the Company concludes that the carrying value of such assets is not recoverable. Such charges relate primarily to underperforming stores, principally stores closed or likely to be closed. In addition, during the nine months ended October 28, 2007, the Company recorded an impairment charge of approximately $11.0 million related to its manufacturing and distribution facility in Illinois, which the Company intends to divest as described in Note 7 to the consolidated financial statements appearing elsewhere herein. Substantially all charges during the nine months ended October 29, 2006 arose from store closing decisions. Store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. Lease termination costs were approximately $830,000 and $1.3 million, respectively, in the first nine months of fiscal 2008 and fiscal 2007. The Company received $966,000 in connection with its assignment of leases related to closed stores in the first nine months of fiscal 2008. Lease termination charges related to other closed stores offset the credit to earnings from these assignments.

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

  Interest Expense

     Interest expense decreased to $7.4 million in the first nine months of fiscal 2008 from $15.4 million in the first nine months of fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in the first nine months of fiscal 2008 compared to the prior year period as a result of the Company’s refinancing its long-term debt effective February 16, 2007 as described under “Liquidity and Capital Resources” below and in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense also reflects a reduction in the amount of outstanding indebtedness.

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

  Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $695,000 in the first nine months of fiscal 2008 compared to $924,000 for the first nine months of fiscal 2007. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

  Other Non-Operating Income and Expense, Net

     Other non-operating income and expense, net for the nine months ended October 28, 2007 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in an Equity Method Franchisee to its estimated fair value, partially offset by a gain of approximately $260,000 resulting from additional proceeds from the prior sale of another Equity Method Franchisee. For the nine months ended October 29, 2006, other non-operating income and expense, net includes a gain of approximately $3.5 million realized on the sale of the Company’s investment in Krispy Kreme Australia, as well as a charge of approximately $450,000 for potential payments under a Company guarantee of certain obligations of an Equity Method Franchisee.

  Provision for Income Taxes

     The provision for income taxes was $1.0 million and $781,000 for the nine months ended October 28, 2007 and October 29, 2006, respectively. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

  Net Loss

     The Company incurred net losses of $35.2 million and $17.8 million for the nine months ended October 28, 2007 and October 29, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2008 and 2007.

	Nine months ended
	Oct. 28,	Oct. 29,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$8,100	$16,401
Net cash provided by investing activities	1,833	7,859
Net cash (used for) financing activities	(22,839)	(4,054)
Effect of exchange rate changes on cash	83	27
Cash balances of subsidiaries at date of deconsolidation	—	(1,413)
Net increase (decrease) in cash and cash equivalents	$(12,823)	$18,820

Cash Flows from Operating Activities

     Net cash provided by operating activities was $8.1 million and $16.4 million in the first nine months of fiscal 2008 and 2007, respectively. Cash provided by operating activities in the first nine months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s 2005 Secured Credit Facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Cash provided by operating activities in the first nine months of both fiscal 2008 and fiscal 2007 was affected by professional and other fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses, net of related insurance recoveries, reduced operating cash flows by approximately $3.6 and $7.3 million for the first nine months of fiscal 2008 and fiscal 2007, respectively.

Cash Flows from Investing Activities

     Investing activities provided $1.8 million of cash in the first nine months of fiscal 2008 compared to $7.9 million of cash in the first nine months of fiscal 2007. Cash used for capital expenditures increased to $4.9 million for the first nine months of fiscal 2008 from $2.8 million for the first nine months of fiscal 2007. The Company realized proceeds from the sale of property and equipment of $6.8 million and $6.2 million in the first nine months of fiscal 2008 and fiscal 2007, respectively, most of which relates to closed stores. In addition, during the first nine months of fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (a former franchisee which filed for bankruptcy protection in October 2005) and received approximately $6.0 million principally from the sale of notes receivable from the Company’s franchisees in Australia and the United Kingdom.

     In the first nine months of fiscal 2007, the Company paid approximately $1.1 million to settle, in part, its obligations under guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006 as described in Note 9 to the consolidated financial statements appearing elsewhere herein. During the first nine months of fiscal 2007, the Company purchased three stores from one of its franchisees for $2.9 million cash, as described in Note 6 to the consolidated financial statements.

Cash Flows from Financing Activities

     Net cash used by financing activities was $22.8 million in the first nine months of fiscal 2008 compared to $4.1 million in the first nine months of fiscal 2007. During the first nine months of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities (which were terminated) and to pay prepayment fees under the 2005 Secured Credit Facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first nine months of 2008, the Company prepaid approximately $21.9 million of the 2007 Term Loan, of which $6.9 million was from the proceeds of sales of certain property and equipment and $15 million represented discretionary prepayments.

Other Balance Sheet Changes

     Other current assets declined by approximately $6.3 million from January 28 to October 28, 2007 principally due to the disposal of assets held for sale. Other accrued liabilities declined by approximately $3.0 million in the first nine months of fiscal 2008, principally due to lower accrued interest and the payment of certain accrued professional fees and accrued compensation and an increase in customer deposits related to equipment sales.

Business Conditions, Uncertainties and Liquidity

     The Company reported net losses of $35.2 million and $17.8 million for the nine months ended October 28, 2007 and October 29, 2006, respectively, and cash provided by operating activities was $8.1 million and $16.4 million, respectively.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years, each of which has continued in fiscal 2008. The revenue decline reflects fewer Company stores in operation, a decline in average weekly sales per store in fiscal 2005 and 2006, and a decline in royalty revenues and in sales of mixes and ingredients resulting from lower sales by the Company’s franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges principally related to underperforming Company stores and a manufacturing and distribution facility. Total impairment charges and lease termination costs for the nine months ended October 28, 2007 were $34.5 million.

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

     Although the Company was in compliance with the financial covenants as of October 28, 2007, for the nine months then ended the Company did not achieve the levels of EBITDA anticipated in its original fiscal 2008 operating plan, and there can be no assurance that the Company will be able to continue to comply with the financial and other covenants contained in the facilities. The Company has prepaid approximately $21.9 million of the $110 million term loan; such prepayments included prepayments of approximately $4.3 million and $2.6 million related to asset sales in the first and third quarters, respectively, and discretionary prepayments of $5 million in each of the first three quarters of fiscal 2008 made in order to reduce the likelihood of violation of the financial covenants contained in the facilities. The Company may be required to make additional prepayments in the future in order to continue to comply with those covenants.

     As of October 28, 2007, the maximum additional indebtedness permitted under the financial covenants (and the amount of additional borrowings available to the Company under the credit facilities) was approximately $11 million.

     Failure to comply with the financial covenants contained in the 2007 Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     Many factors could adversely affect the Company’s ability to achieve its plans. In particular, the Company is vulnerable to further increases in raw materials costs which would adversely affect the Company’s operating results. In addition, several franchisees have been experiencing financial pressures which, in certain instances, appear to have become more exacerbated during fiscal 2008. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6, two of which currently are experiencing financial difficulties as described in Note 9. During the quarter ended October 28, 2007, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”); these franchisees operated a total of 34 franchise stores as of the dates of their bankruptcy filings. Franchisees closed 25 stores in the first nine months of fiscal 2008. The Company believes franchisees will close additional stores in the foreseeable future, and the number of such closures is likely to be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, store closures have an adverse effect on the Company’s revenues and results of operations.

Recent Accounting Pronouncements

     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” during the quarter ended April 29, 2007 as described in Note 1 to the consolidated financial statements appearing elsewhere herein.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect that if it adopts FAS 159 it will have a material effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009. Management currently does not expect adoption of FAS 157 to have a material effect on the Company’s financial position or results of operations.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in short term interest rates and increases in those rates adversely affect the Company’s results of operations. The Company has entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company is accounting for these derivatives as cash flow hedges.

     As of October 28, 2007, the Company had approximately $88.1 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $300,000, after giving effect to additional payments due to the Company from the interest rate hedge described above.

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

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from three months’ to two years’ anticipated requirements, depending on the ingredient. Other purchase arrangements typically are contractual arrangements with vendors (for example, with respect to certain beverages and ingredients) under which the Company is not required to purchase any minimum quantity of goods, but must purchase minimum percentages of its requirements for such goods from these vendors with whom it has executed these contracts.

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, or options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The Company had no unassigned commodity futures contracts as of October 28, 2007.

     Although the Company utilizes forward purchase contracts and futures contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity. Commodity costs have increased in fiscal 2008, as more fully described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” appearing elsewhere herein. The Company currently anticipates that the cost of flour and shortening, among other ingredients, will be higher in the fourth quarter of fiscal 2008 than for the nine months ended October 28, 2007.

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

Item 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of October 28, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2007 Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that, as of October 28, 2007, the Company’s disclosure controls and procedures were not effective. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

     During the quarter ended October 28, 2007, there were no material changes in the Company’s system of internal controls over financial reporting. The Company is continuing to implement the remedial actions outlined in “Remediation of Material Weaknesses and Plan for Future Remediation” in Item 9A, “Controls and Procedures,” in the 2007 Form 10-K.

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

     FACTA litigation

     On October 3, 2007, a purported nationwide class action (Peter Jackson v. Krispy Kreme Doughnut Corporation (Case No. CV07-06449 ABC (VBC)), United States District Court, Central District of California) was filed against the Company and ten fictitiously named defendants. Plaintiff asserts a single cause of action for alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”). Specifically, plaintiff alleges a violation concerning electronic printing of certain credit card and debit card receipts that were not in compliance with the applicable information truncation provisions of FACTA. Plaintiff seeks statutory and punitive damages for these alleged violations, as well as injunctive relief on behalf of a putative nationwide class. The Company intends to defend vigorously against the claims asserted.

Item 1A.   RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2007 Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5.   OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007)

10.1	—	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2007)

10.2	—	Amendment, dated October 3, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Sandra K. Michel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 10, 2007)

10.3	—	Release and Severance Agreement, dated August 23, 2007, between Krispy Kreme Doughnut Corporation and Jeff Jervik

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date:	December 6, 2007	By:	/s/ Daryl G. Brewster
			Name:	Daryl G. Brewster
			Title:	Chief Executive Officer

Date:	December 6, 2007	By:	/s/ Douglas R. Muir
			Name:	Douglas R. Muir
			Title:	Chief Financial Officer