Form 10-K
period 2008-02-03
KRISPY KREME DOUGHNUTS INC
filed 2008-04-17
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2008

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 27, 2007 was $449.8 million.

Number of shares of Common Stock, no par value, outstanding as of March 28, 2008: 65,370,272.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Shareholders to be held on June 17, 2008 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References contained herein to fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009 mean the fiscal years ended February 1, 2004, January 30, 2005, January 29, 2006, January 28, 2007, February 3, 2008 and February 1, 2009, respectively. Please note that fiscal 2008 contained 53 weeks.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains statements about future events and expectations, including our business strategy and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

  the outcome of pending governmental investigations, including by the Securities and Exchange
  Commission (the “SEC”) and the United States Attorney’s Office for the Southern District of New York;

  potential indemnification obligations and limitations of our director and officer liability insurance;

  the quality of Company and franchise store operations;

  our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

  our relationships with our franchisees;

  our ability to implement our international growth strategy;

  our ability to implement our new domestic operating model and refranchising strategy;

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

  significant changes in our management;

  risks associated with competition; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the SEC.

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

PART I

Item 1. BUSINESS.

Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores where over 20 varieties of doughnuts, including our hot Original Glazed® doughnut, are made, sold and distributed and where a broad array of coffees and other beverages are offered.

     As of February 3, 2008, there were 449 Krispy Kreme stores operated systemwide in 37 U.S. states and in the District of Columbia, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom, of which 105 were owned by us and 344 were owned by franchisees. Of the 449 total stores, there were 295 factory stores and 154 satellites. Of the Krispy Kreme factory stores and satellites in operation at February 3, 2008, 210 and 35, respectively, were located in the United States.

     Factory stores (stores which contain a doughnut-making production line) typically support multiple sales channels to more fully utilize production capacity and reach various consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting our factory and satellite stores) and off-premises sales (sales to convenience stores, grocery stores/mass merchants and other food service and institutional accounts) as described further under “Business Operations — Company Stores.” Satellite stores consist primarily of the fresh shop, kiosk and hot shop store formats. Hot shop stores contain doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosk locations do not contain doughnut heating technology.

Business Operations

     We generate revenues from three distinct sources: stores we operate, which we refer to as Company Stores; franchise fees and royalties from our franchise stores, which we refer to as Franchise; and a vertically integrated supply chain, which we refer to as KK Supply Chain. Company Stores, Franchise and KK Supply Chain comprise our three reportable segments under generally accepted accounting principles (“GAAP”).

     Company Stores. The principal source of revenue for our stores is the production and distribution of doughnuts. Many of our factory stores are both retail outlets and wholesale producers of our doughnuts and, as a result, can sell their products through multiple channels.

  On-premises sales. On-premises sales consist of sales to customers visiting our factory and satellite stores, including sales made through drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. Each of our factory stores offers at least 15 of our more than 20 varieties of doughnuts, including our signature hot Original Glazed® doughnut. We also sell beverages, including drip coffees, espresso-based coffees, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages. The majority of the sales by stores outside the United States are on-premises.

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

     Franchise. Through our Franchise segment, we generate revenues through the collection of franchise fees and royalties. Franchisees sell doughnuts and other products through the same channels discussed above under “— Company Stores” and, as a result, our royalty revenues are dependent on the on-premises and off-premises sales of our franchisees.

     KK Supply Chain. KK Supply Chain produces doughnut mixes and manufactures our doughnut-making equipment, which all factory stores are required to purchase. Additionally, KK Supply Chain operates two distribution centers that provide Krispy Kreme stores with supplies for the critical areas of their business. KK Supply Chain generates revenues on sales of doughnut mixes, supplies, ingredients and equipment to franchisees and supports both Company and franchisee stores through product knowledge and technical skills, control of critical production and distribution processes and collective buying power.

     The primary raw materials used in our products are flour, sugar and shortening. We routinely obtain ingredients under forward purchase agreements and in the commodity spot markets; market risks associated with our purchases of ingredients are discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Although we own the recipe for our glaze flavoring — a key ingredient in many of our doughnuts — we currently utilize a sole source for our supply.

     KK Supply Chain has four business units:

  Mix manufacturing. We produce all of our proprietary doughnut mixes, which our franchisees are required to purchase, at our manufacturing facility in Winston-Salem, North Carolina. For certain international franchisees, we produce a concentrate which is shipped internationally where it is then combined with other ingredients sourced locally pursuant to the terms of agreements with contract manufacturers. We control production of this critical component in order to ensure that our products meet quality expectations. Our mixes are produced according to our high quality standards, which include:

— Receiving truckloads of shipment of our main ingredients regularly;

— Testing each incoming shipment of key ingredients; and

— Testing each batch of mix.

We closed our mix manufacturing operation in Effingham, Illinois, and sold the facility in January 2008. In connection with the closure, we consolidated mix manufacturing operations into our Winston-Salem facility. We currently are in discussions and conducting product testing with third party mix manufacturers regarding contract mix production for regions outside the southeastern United States.

  Equipment. We manufacture doughnut-making equipment, which our franchisees are required to purchase. Our equipment, when combined with our proprietary mixes and operated in accordance with our standard procedures, produces doughnuts with uniform consistency and quality. Manufacturing our equipment results in several advantages, including:

— Flexibility. We manufacture several models, with varying capacities, which are capable of producing multiple products and fitting varying store configurations; and

— Efficiency. We continually refine our equipment design to improve automation in order to manage labor costs and/or improve consistency.

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

  Beverage program. We provide many of the beverages offered in our stores, all of which are purchased from third parties. We have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages. See “— Products — Beverages.”

  Distribution centers. We operate distribution centers in Winston-Salem, North Carolina, and greater Los Angeles, California, which are capable of supplying our domestic stores and certain of our international stores with key supplies, including mixes, icings and fillings, other food ingredients, coffee, juices, signage, display cases, uniforms and various other items. We closed our distribution center in Effingham, Illinois, and sold the facility in January 2008. In connection with the closure, we consolidated distribution operations into our Winston-Salem and Los Angeles facilities. The lease on our Los Angeles facility expires in May 2008, and we currently are considering either relocating the facility or outsourcing distribution in the western United States to a third party. Most of our domestic store operators have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KK Supply Chain. We believe that our ability to distribute supplies to our operators produces several advantages, including:

—Economies of scale. We are able to purchase key supplies at volume discount prices, which we believe are often lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is managed on a systemwide basis rather than at the store level.

—Convenience. Our distribution centers carry the key items necessary for store operation. We believe this strategy of having one ordering and delivery system for store operations enables the store operators to focus their time and energies on running their stores, rather than managing multiple supplier and distribution relationships.

Krispy Kreme Brand Elements

     Krispy Kreme has several important brand elements which we believe have created a bond with many of our customers. The key elements are:

  One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made based on a secret recipe that has been in our Company since 1937. We use premium ingredients, which are blended by our custom equipment in accordance with our standard operating procedures, to create this unique and very special product.

  Doughnut-making theater. Our factory stores typically showcase our doughnut-making theater, which is designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness.

  Hot Krispy Kreme Original Glazed Now® sign. The Hot Krispy Kreme Original Glazed Now® sign, when illuminated, is a signal that our hot Original Glazed® doughnuts are being made. The Hot Krispy Kreme Original Glazed Now® sign is an impulse purchase generator and an integral contributor to our brand. Our hot Original Glazed® doughnuts are made for several hours every morning and evening, and at other times during the day.

  Community relationships. We are committed to local community relationships. Our store operators support their local communities through fundraising programs and the sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

Store Format and Development

     Store Format. We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capabilities of our factory stores. As of February 3, 2008, there were 22 commissaries systemwide, six of which were operated by the Company. Our other factory stores generally engage in both on-premises and off-premises sales.

     Satellite stores consist primarily of the hot shop, fresh shop and kiosk store formats, each of which is substantially smaller than a traditional factory store. Hot shop stores contain tunnel oven doughnut heating technology that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain doughnut heating technology. In each of these formats, we typically sell fresh doughnuts and beverages, but the doughnuts are supplied by nearby factory stores. Each of these formats requires less space than our traditional factory store. We began our tests of the fresh shop concept during fiscal 2004 and our tests of the hot shop store and kiosk formats in fiscal 2005. As of February 3, 2008, 67 fresh shops, 48 hot shop stores and 39 kiosks were open systemwide. We continue to view the fresh shop, hot shop store and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     Domestic Store Development. As of February 3, 2008, there were a total of 245 domestic stores, of which 210 were factory stores and 35 were satellite stores. These store numbers reflect the opening in fiscal 2008 of four domestic stores and the closing of 31 domestic stores. Of the four stores opened in fiscal 2008, one was a Company store. Of the 31 stores closed in fiscal 2008, eight were Company stores. As we work to improve our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future, although we plan to begin construction of a limited number of Company-operated satellite stores in fiscal 2009, and domestic franchisees also may open satellite stores.

     We have converted several of the stores we operate from traditional factory stores to hot shops using tunnel oven technology to reduce operating costs and increase the number of hours each day we offer our hot Original Glazed® doughnuts. Certain of our franchisees also have converted factory stores to hot shops. We have converted additional factory stores to hot shops in fiscal 2009.

     International Store Development. Markets outside the United States are a source of growth. As of February 3, 2008, there were a total of 204 Krispy Kreme stores (including 119 satellites) operated internationally, which were located in Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. In fiscal 2008, 85 new international stores were opened, and four international stores were closed. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in markets in Asia and the Middle East. We are focusing on these two geographic areas because of their favorable population demographics, relatively high levels of consumer sweet goods consumption and the popularity of Western brands in these markets. The development and franchise agreements for territories outside the United States (which include the countries listed above) provide for the development of over 170 additional stores in fiscal 2009 and thereafter. Our ability to expand in these or other international markets, however, will depend on a number of factors, including attracting experienced and well capitalized franchisees, demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries.

     Set forth below is a table containing certain store information as of the end of fiscal 2008, fiscal 2007 and fiscal 2006.

	At February 3,	At January 28,	At January 29,
	2008	2007	2006
By Owner:
Company Stores	105	113	133
Franchise Stores	344	282	269
Total Systemwide	449	395	402
By Type:
Factory Stores
Company	97	108	128
Franchise	198	188	195
Total Factory Stores	295	296	323
Satellites
Company	8	5	5
Franchise	146	94	74
Total Satellites	154	99	79
Total Systemwide	449	395	402
By Location:
Domestic Stores
Company	100	107	127
Franchise	145	165	207
Total Domestic Stores	245	272	334
International Stores:
Company	5	6	6
Franchise	199	117	62
Total International Stores	204	123	68
Total Systemwide	449	395	402

Store Operations

     General store operations. We outline uniform specifications and designs for each Krispy Kreme store format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training and marketing and advertising. We also require the use of a computer and cash register system with specified capabilities to ensure the collection of sales information necessary for effective store management. Our franchisees are required to provide us with weekly sales reports.

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

     Management and staffing. Our Senior Vice President and General Manager of U.S. Operations, along with other corporate officers responsible for store operations, is responsible for corporate interaction with our store operations divisional directors and store management. Through our divisional directors, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.

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

Store Ownership

     We divide our stores into three categories: Company stores, associate stores and area developer stores. We refer to associates and area developers collectively as franchisees. The store counts below include both factory stores and satellites.

     Company stores. As of February 3, 2008, Krispy Kreme owned 105 stores. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores, as well as through new store construction, the number of Company stores located outside the Southeast has increased. In the past three fiscal years, we have examined the performance of each of our Company stores and closed 70 underperforming stores.

     Franchisee stores. Our franchisees generally consist of associates who operate under our original franchising program developed in the 1940s and area developers who operate under our franchising program developed in the mid-1990s. We prefer that franchisees have ownership and successful operating experience in multi-unit food operations within the territory they propose for development. To ensure a consistent high-quality product, we require each franchisee to purchase our proprietary mixes and doughnut-making equipment. We devote resources to providing our franchisees with assistance in site selection, store design, employee training and marketing. We expect that in the near term the majority of franchisee growth will be primarily through international rather than domestic expansion.

     As of February 3, 2008, a total of 44 franchisees operated 344 stores systemwide. Approximately 60% of those franchisees are area developers, and those area developers operated approximately 85% of the total number of franchise stores.

     Associates. Associate stores have attributes which are similar to those of Company stores located in the Southeast, and associates typically have many years of experience operating Krispy Kreme stores. This group generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. Generally, our associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees within an associate’s territory during the term of the license agreement.

     Associates are typically parties to 15-year licensing agreements that are renewed automatically for successive five-year periods, unless previously terminated by either party. These licensing agreements generally permit associates to operate stores using the Krispy Kreme system within a specific territory. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Some associates also contribute 1.0% of all sales to the Company-administered public relations and advertising fund, which we refer to as the Brand Fund. The Company has informed its associate franchisees that it will reduce the brand fund contribution rate to 0.75% for fiscal 2009. Our associates who were shareholders prior to our initial public offering in April 2000 have license agreements which were extended for a period of 20 years following that offering. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.

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

     As of February 3, 2008, we had an equity interest in seven of the area developers. We do not currently expect to own any equity interests in any area developers that may be formed in the future.

     Many of our area developers are multi-unit food operators with knowledge about their local territory or territories. Our area developer program includes a royalty and fee structure that is more attractive to Krispy Kreme than that of our associate program.

     Each of our domestic and Canadian area developers has been required to enter into two types of agreements: a development agreement, which establishes the number of stores to be developed in an area, and a franchise agreement for each store opened. With respect to our international area developers, most have entered into one agreement covering both store development and store operations for each store opened. Area developers typically pay development and franchise fees ranging from $20,000 to $50,000 for each store they develop. Domestic and international area developers generally pay royalties of 4.5% and 6.0%, respectively, of all sales. The Company has informed its area developers that it will reduce the royalty rate on off-premises sales to 3.5% in fiscal 2009. Off-premises sales represented approximately 37% of domestic area developer sales and less than 1% of international area developer sales in fiscal 2008.

     Our current standard franchise agreement for domestic and Canadian area developers provides for a 15-year term. Upon expiration of the term, an area developer typically has the right to acquire a successor franchise on terms and conditions of the franchise agreement that we are then using and subject to certain conditions. The agreement can be terminated for a number of reasons, including the failure of the franchisee to comply with system standards or to make timely payments within applicable grace periods, subject to state law. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. The Company has informed its domestic area developer franchisees that it will reduce the brand fund contribution rate to 0.75% for fiscal 2009. International area developers generally are required to contribute 0.25% of their sales to the Brand Fund.

     In addition to a franchise agreement, all domestic area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements expire upon the conclusion of the store development schedule stated in the agreement, which schedule varies among area developers. Most international franchisees have executed a single agreement that includes both franchise rights and development obligations. If franchisees fail to develop their stores on schedule, we have the right to terminate the agreement and develop Company stores or develop stores through other franchisees in their territories. Currently, we have several area developers that are not in compliance with their development schedules and a number of domestic development agreements have expired.

     Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 18 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments.

     Franchisee financial performance. Over the past several years, domestic franchisees have closed a large number of stores in an effort to improve overall financial performance. Several franchisees have been experiencing financial pressures which, in certain instances, became exacerbated during fiscal 2008. On August 22, 2007, Great Circle, the Company’s franchisee in Southern California, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Great Circle operated 11 franchise stores, which it continues to operate. On September 4, 2007, Sweet Traditions, the Company’s franchisee in Northeastern Illinois and in Eastern Missouri, filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, Sweet Traditions operated 23 franchise stores. On February 7, 2008, the bankruptcy court authorized Sweet Traditions to sell substantially all of its assets, including 20 Krispy Kreme stores, to Hot Light Brands, L.L.C., an affiliate of Allied Capital Corporation. Krispy Kreme consented to the sale and the assignment of the franchise agreements to Hot Light Brands, L.L.C., which currently operates these 20 stores. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Products

     Doughnuts and Related Products. We currently make and sell over 20 varieties of high-quality doughnuts, including our hot Original Glazed® doughnut. Generally a product is first tested in our Company stores and then rolled out to our franchise stores. We have introduced doughnuts in non-traditional shapes and packaged doughnut snacks, as well as non-traditional packaging offerings including doughnut hole cups, for distribution through convenience stores.

     In December 2007, we completed the process of reducing artificial trans fats in our doughnuts, which now contain zero grams of artificial trans fats per serving at all U.S. and most international locations.

     Beverages. We have implemented in the majority of our stores a complete beverage program, including drip coffees, a complete line of espresso-based coffees including flavors, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages, and we continue to seek to improve our beverage program. These drinks are designed to complement our existing juices, sodas, milks and water. In September 2007, we ceased production at our coffee roasting facility and sold our coffee roasting assets, and we simultaneously entered into an agreement with the purchaser to supply our coffee needs.

Marketing

     Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. To build our brand and drive our sales in a manner aligned with our brand values, we have focused our marketing activities in the following areas:

     Store Experience. Our factory stores and hot shops are where most customers first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed Now® sign in the store window is illuminated, they can see our doughnuts being made and enjoy a hot Original Glazed® doughnut within seconds after it is made. We believe this begins our relationship with our customers and forms the foundation of the Krispy Kreme experience.

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

     Brand Fund. We administer a public relations and advertising fund, which we refer to as the Brand Fund. We contribute 1.0% of sales from Company stores to the Brand Fund. Domestic area developers are required to contribute 1.0% of their sales to the Brand Fund. International area developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some associates contribute 1.0% of their sales to the Brand Fund. The Company has informed its associate and domestic area developer franchisees that it will reduce the brand fund contribution rate to 0.75% for fiscal 2009, and the Company also will reduce the contribution rate for its stores to this amount. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2008, we and our franchisees contributed approximately $3.4 million to the Brand Fund.

Management Information Systems

     Krispy Kreme has a management information system that allows for communication among our corporate office, support operations, Company stores, associates and area developers. Our franchisees and other affiliates connect to this system through our extranet and have access to e-mail and the ability to provide financial reporting.

     An enterprise resource planning system supports major financial and operating functions within the Company, including financial reporting and inventory control. A data warehouse system supports the financial and operating needs of our Company Stores and KK Supply Chain segments.

     All Company stores have been retrofitted with a point of sale, or POS, system. This POS system provides each store with the ability to manage on-premises sales. We retrieve the sales information from each store’s POS system, which gives us the ability to analyze data. Two-way electronic communication with our stores permits sales transactions to be uploaded and price changes to be downloaded to in-store POS systems.

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

Competition

     Our competitors include retailers of doughnuts and snacks sold through convenience stores, supermarkets, restaurants and retail stores. We compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against Tim Hortons and regionally and locally owned doughnut shops and distributors. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, concept, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete primarily with other well-known producers of baked goods, such as Dolly Madison, Entenmann’s and Hostess, and some regional brands.

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme name, and we use over 40 federally registered trademarks and service marks, including Krispy Kreme® and Hot Krispy Kreme Original Glazed Now® and the logos associated with these marks. We have also registered some of our trademarks in approximately 40 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We also license the use of certain trademarks to convenience stores and groceries/mass merchants in connection with the sale of some of our products at those locations.

     Although we are not aware of anyone else using “Krispy Kreme” or “Hot Krispy Kreme Original Glazed Now” as a trademark or service mark, we are aware that some businesses are using “Krispy” or a phonetic equivalent, such as “Crispie Creme,” as part of a trademark or service mark associated with retail doughnut stores. There may be similar uses we are unaware of which could arise from prior users. When necessary, we aggressively pursue persons who use our trademarks unlawfully and without our consent.

Government Regulation

     Local regulation. Our stores, both those in the United States and those in international markets, are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the states or municipalities in which the stores are located. Developing new doughnut stores in particular areas could be delayed by problems in obtaining the required licenses and approvals or by more stringent requirements of local government bodies with respect to zoning, land use and environmental factors. Our agreements with our franchisees require them to comply with all applicable federal, state and local laws and regulations, and indemnify us for costs we may incur attributable to their failure to comply.

     Food product regulation. Our doughnut mixes are produced at our manufacturing facility in Winston-Salem, North Carolina. We closed our mix manufacturing operation in Effingham, Illinois and sold the facility in January 2008. Production at and shipments from our Winston-Salem facility are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut stores to convenience stores or groceries/mass merchants. Many of our convenience store and grocery/mass merchant customers require us to guarantee our products’ compliance with applicable food regulations.

     As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state and federal regulation for accuracy and content. Most states periodically check products for compliance. The use of various product ingredients and packaging materials is regulated by the United States Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be found.

     In connection with our international operations, we typically export our products, principally our doughnut mixes (or concentrate which is combined with other ingredients sourced locally to manufacture mix) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. We have amended our Franchise Disclosure Document (“FDD”) to conform it to new FTC disclosure requirements. We have submitted the amended FDD for registration in those states in which we have registered our franchise offering. We currently are able to offer franchises in all states except Maryland.

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

     Other regulations. We are subject to a variety of consumer protection and similar laws and regulations at the federal, state and local level. Failure to comply with these laws and regulations could subject us to financial and other penalties. We have several contracts to serve United States military bases, which require compliance with certain applicable regulations. The stores which serve these military bases are subject to health and cleanliness inspections by military authorities. We are also subject to federal and state environmental regulations, but we currently believe that these will not have a material effect on our operations.

Employees

     As of February 3, 2008, we employed 4,033 people. Of these, 190 were employed in our headquarters and administrative offices and 143 were employed in our manufacturing and distribution centers. In our Krispy Kreme stores, we had 3,700 employees. Of our total workforce, 3,288 were full-time employees, including 549 managers and administrators.

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

     In addition, many of our corporate governance documents are available on our website. Specifically, our Nominating and Corporate Governance Committee Charter is available at: http://www.krispykreme.com/gov_charter.pdf, our Compensation Committee Charter is available at: http://www.krispykreme.com/comp_charter.pdf, our Audit Committee Charter is available at: http://www.krispykreme.com/audit_charter.pdf, our Corporate Governance Guidelines are available at: http://www.krispykreme.com/corpgovernance.pdf, our Code of Business Conduct and Ethics is available at: http://www.krispykreme.com/code_of_ethics.pdf, and our Code of Ethics for Chief Executive and Senior Financial Officers is available at: http://www.krispykreme.com/officers_ethics.pdf. Each of these documents is available in print to any shareholder who requests it by sending a written request to Krispy Kreme Doughnuts, Inc., 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103, Attention: Secretary.

     The content on our website is available for information purposes only and shall not be deemed to be a part of this Annual Report.

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

RISKS RELATING TO OUR BUSINESS

We are subject to ongoing governmental investigations which could require us to pay substantial fines or other penalties or otherwise have a material adverse effect on us.

     We and certain of our former executive officers, directors and other employees are currently subject to investigations by the SEC and the United States Attorney’s Office for the Southern District of New York. While we are cooperating with each of these investigations, adverse developments in connection with the investigations, including any expansion of the scope of the investigations, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with these investigations, it is possible that we will be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. See Item 3, “Legal Proceedings” for a more detailed description of these investigations.

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our results of operations and financial condition.

     As discussed elsewhere herein, several of our former directors, officers and employees are the subject of criminal, administrative and civil investigations and lawsuits. Under North Carolina law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify our former officers and directors in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described below under Item 3, “Legal Proceedings,” however, we have agreed with these insurers to limit our claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (which currently has approximately $1.4 million remaining). Two of our former officers have agreed to limit their claims for indemnity from us in connection with these investigations to a portion of the amount deposited into the reserve fund. This portion is not available to us for our claims for reimbursement of the legal fees and costs described above. If the sums provided for in this fund are not sufficient to provide for reimbursement to us or if we incur significant uninsured indemnity obligations, our indemnity obligations could have a material adverse effect on our results of operations and financial condition. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions and there can be no assurance as to the amount that we will be required to pay to such counsel or whether the remaining reserve fund at such time will be sufficient to reimburse us for such amount.

We have experienced declines in revenues and have incurred net losses in each of the last three fiscal years and may experience further declines and losses in the future.

     We incurred net losses of $135.8 million, $42.2 million and $67.1 million in fiscal 2006, 2007 and 2008, respectively. We also experienced a decline in revenues in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and in sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of our direct operating expenses. In addition, we have recorded significant asset impairment charges, principally related to underperforming Company stores and, in fiscal 2008, a manufacturing and distribution facility we divested. Total impairment charges and lease termination costs for fiscal 2008 were $62.1 million. We may experience further revenue declines, asset impairments and net losses in the future.

   Store profitability is sensitive to changes in sales volume.

     Each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. While our average weekly sales per store have risen over the past three years, the improvement has been driven principally by the closure of underperforming locations. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Because significant fixed and semi-fixed costs prevent us from reducing our operating expenses in proportion with declining sales, our earnings are negatively impacted if sales decline.

     A number of factors have historically affected, and will continue to affect, our sales results, including, among other factors:

  Consumer trends;

  Our ability to execute our business strategy effectively;

  Competition;

  General regional and national economic conditions; and

  Weather conditions.

     Changes in our sales results could cause the price of our common stock to fluctuate substantially.

We rely in part on our franchisees. Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new stores or build them on suitable sites or open them on schedule, could adversely affect our growth and our operating results.

     Area developers and associates, which are all independent contractors and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 29% of our total revenues in fiscal 2008. We rely in part on these area developers and associates and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to area developers and associates, but the quality of franchised store operations may be diminished by any number of factors beyond our control. The failure of our area developers and associates to operate franchises successfully could have a material adverse effect on us, our reputation and our brands and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn could adversely affect our reputation or brands.

     Reduced access to financing by our franchisees on reasonable terms could adversely affect our future operations by leading to additional store closures by our franchisees, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain area developers and may do so in the future.

     Several franchisees have been experiencing financial pressures which, in certain instances, became more exacerbated during fiscal 2008. We have guaranteed certain obligations of franchisees in which we have an equity interest. Financial pressures on these franchisees increase the likelihood that we would be required to perform under these guarantees. In fiscal 2008, two of our other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Franchisees closed 26 stores in fiscal 2008. We believe franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future, although we plan to begin construction of a limited number of Company-operated satellite stores in fiscal 2009, and domestic franchisees also may open satellite stores. Our recent growth strategy has depended on the opening of new Krispy Kreme stores internationally. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

   Our new domestic store operating model and refranchising strategy may not be successful.

     We are working to refine our domestic store operating model to focus on a “hub and spoke” system, under which multiple satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. Because the hub and spoke concept has not been completely refined, we do not expect that the Company or its franchisees will open a significant number of domestic factory stores in the near future. In addition, we cannot predict whether this new model will be successful in increasing our profitability.

     In addition, we are developing a strategy to refranchise certain geographic markets. Because we have not completed the development of our detailed refranchising plans and have not entered into any new domestic franchise agreements in several years, we cannot predict the likelihood of refranchising any such markets or the amount of any proceeds which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

Currency, economic, political and other risks associated with our international operations could adversely affect our operating results.

     As of February 3, 2008, there were 204 Krispy Kreme stores operated outside of the United States. Such operations are transacted in the respective local currency. Amounts payable to us by our international franchisees are based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase.

     In connection with our international operations, we typically export our products, principally our doughnut mixes and doughnut mix concentrates, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be found. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

   Our profitability is sensitive to changes in the cost of raw materials.

     Although we utilize forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk, particularly over the longer term. In addition, the portion of our anticipated future commodity requirements that is subject to such contracts varies from time to time.

     Flour and shortening are our two most significant raw materials. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, reached record highs in fiscal 2008 and have continued to rise in fiscal 2009. Continued high prices or further adverse changes in commodity prices could adversely affect our profitability and liquidity and that of our franchisees.

We are the exclusive supplier of doughnut mixes, other key ingredients and flavors to all domestic Krispy Kreme Company stores. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts will be negatively affected. In addition, changes in vendor credit terms could adversely affect our profitability and liquidity.

     We are the exclusive supplier of doughnut mixes and other key ingredients and flavors to all domestic Company stores and most domestic franchise stores. We supply the doughnut mixes and other key ingredients and flavors out of our mix manufacturing facility located in Winston-Salem, North Carolina. Although we have a backup source to manufacture our doughnut mixes in the event of the loss of our Winston-Salem plant, we do not have a contract with that source and its facilities do not regularly produce our doughnut mixes. Any interruption of existing or planned production capacity at our manufacturing plants could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices.

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

We have only one supplier of glaze flavoring, and any interruption in supply could impair our ability to make our signature hot Original Glazed® doughnut.

     We utilize a sole supplier for our glaze flavoring. Any interruption in the distribution from our current supplier could affect our ability to produce our signature hot Original Glazed® doughnut.

We are subject to franchise laws and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline.

     We, as a franchisor, are subject to both regulation by the FTC and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to offer franchises would cause us to lose franchise revenues and KK Supply Chain revenues. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchise stores will negatively affect us and our growth strategy.

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

     We have several large wholesale customers. Our top two such customers accounted for approximately 10.2% of total Company store sales during fiscal 2008. The loss of one of our large national wholesale customers could adversely affect our results of operations across all business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

     In jurisdictions outside the United States, specifically Costa Rica, Guatemala, Indonesia, Nigeria, Peru, the Philippines, Thailand and Venezuela, we are aware that some businesses have registered, used and/or may be using “Krispy Kreme” (or its phonetic equivalent) in connection with doughnut-related goods and services. There may be similar such uses or registrations of which we are unaware and which could perhaps arise from prior users. These uses and/or registrations could limit our operations and possibly cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property.

We have substantial indebtedness under our secured credit facilities that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

     Our indebtedness for borrowed money as of February 3, 2008 was approximately $76.7 million, including $76.1 million under our secured credit facilities. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flow for as long as the indebtedness is outstanding.

     Our substantial level of indebtedness could have important consequences, including the following:

  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

  our use of a substantial portion of our cash flow from operations to make debt service payments under our secured credit facilities, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

  our level of indebtedness may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our business; and

  our level of indebtedness may increase our vulnerability to general economic downturns and adverse developments in our industry.

     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets to meet our debt service requirements.

Our secured credit facilities impose restrictions and obligations upon us that significantly limit our ability to operate our business, and in the past we have sought and received waivers relating to these restrictions and obligations.

     Our secured credit facilities impose financial and other restrictive covenants that limit our ability to plan for and respond to changes in our business. Under our secured credit facilities, we are required to meet certain financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we must comply with covenants which, among other things, limit the incurrence of additional indebtedness, liens, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. Any failure to comply with these covenants could result in an event of default under our secured credit facilities.

     We have sought and received waivers of defaults and amendments to covenants from the lenders under our current and former secured credit facilities. While we were able to obtain these waivers and amendments, in some cases at a significant additional cost, there is no assurance that we will not require additional waivers or amendments or that any future waivers or amendments will be granted. In the event of a default, the absence of waivers or amendments could result in acceleration of all or substantially all of our indebtedness and the loss of earning assets securing our indebtedness. As a result of amendments and waivers in fiscal 2008 and 2009, we have paid fees of approximately $835,000 and the interest rate on the loans has increased from LIBOR + 2.75% to LIBOR + 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases, which could have a material adverse effect on our financial position, results of operations and cash flows.

RISKS RELATING TO THE FOOD SERVICE INDUSTRY

The food service industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our doughnuts, which would reduce sales and harm our business.

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Individual store performance may be adversely affected by traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing stores. Our sales have been and may continue to be affected by changing consumer tastes, such as health or dietary preferences, including the reduction of consumption of food products containing high levels of carbohydrates, that cause consumers to avoid doughnuts in favor of foods that are perceived as healthier. Moreover, because we are primarily dependent on a single product, if consumer demand for doughnuts should decrease, our business would suffer more than if we had a more diversified menu.

The food service industry is affected by litigation, regulation and publicity concerning food quality, health and other issues, which can cause customers to avoid our products and result in liabilities.

     Food service businesses can be adversely affected by litigation, by regulation and by complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. Because one of our competitive strengths is the taste and quality of our doughnuts, adverse publicity or regulations relating to food quality or other similar concerns affects us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or as a result of litigation costs regardless of the result.

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

     The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock, which is listed on the New York Stock Exchange (“NYSE”). The market price may fluctuate in response to many factors including:

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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of February 3, 2008, there were 449 Krispy Kreme stores systemwide, of which 105 were Company stores and 344 were operated by franchisees.

  As of February 3, 2008, all of our Company stores, except commissaries, had on-premises sales, and approximately 75 of our Company factory stores also engaged in off-premises sales.

  Of the 105 Company stores as of February 3, 2008, we owned the land and building for 47 stores, we owned the building and leased the land for 49 stores and leased both the land and building for 9 stores.

     KK Supply Chain facilities. We own a 147,000 square foot mix manufacturing plant and distribution center in Winston-Salem, North Carolina. We lease a 102,000 square foot facility near Los Angeles, California, which is used as a distribution center, under a lease that expires on May 31, 2008. We currently are considering either relocating the Los Angeles facility or outsourcing distribution in the western United States to a third party. Additionally, we own a 103,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility and training facility.

     Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 59,000 square feet of this multi-tenant facility under a lease that expires on September 30, 2012, with one five-year renewal option.

Item 3. LEGAL PROCEEDINGS.

     From time to time we are subject to claims and suits arising in the course of our business. We maintain customary insurance policies against certain kinds of claims and suits which arise in the course of our business, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

     Except as disclosed below, we are currently not a party to any material legal proceedings.

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

Litigation

     Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof. On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company and seeking damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. All the actions ultimately were consolidated. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under federal securities law on behalf of persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005.

     In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina against certain current and former directors of the Company, certain former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), as well as certain persons or entities that sold franchises to the Company. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected Michael Sutton and Lizanne Thomas to the Board and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the SEC described below, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.

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

     With respect to the securities class action, the Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (a former Chief Financial Officer), a cash payment of $4 million made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants.

     With respect to the derivative litigation, the Stipulation provided for the settlement and dismissal with prejudice of claims against all defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or by the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. All other claims against defendants named in the derivative actions were dismissed with prejudice without paying any consideration. However, counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood. See “Other Contingencies and Commitments” below.

     On March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The warrants expire on March 2, 2012.

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. In addition, the Company recorded a related receivable from its insurers in the amount of approximately $35.0 million, because the Company considered receipt of this amount to be probable based on the insurance companies’ agreements to contribute this amount to the settlement and the Company’s assessment of the insurance companies’ financial condition. Simultaneously, the Company recorded a liability in the amount of $70.8 million representing the then estimated aggregate fair value of the securities to be issued by the Company and the cash to be paid by the insurers. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities issued by the Company in connection with the Stipulation. The provision for settlement costs was adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16 to the consolidated financial statements appearing elsewhere herein.

     State Court Books and Records Action. On February 21, 2005, a lawsuit was filed against the Company in a North Carolina court seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On February 14, 2007, the federal district court approved the partial settlement of the consolidated derivative actions described above and entered an order dismissing those actions. On February 14, 2007, the North Carolina court filed a copy of that order and, on March 23, 2007, administratively dismissed the plaintiff’s books and records action.

     FACTA litigation. On October 3, 2007, a purported nationwide class action (Peter Jackson v. Krispy Kreme Doughnut Corporation (Case No. CV07-06449 ABC (VBC)), United States District Court, Central District of California) was filed against the Company and ten fictitiously named defendants. Plaintiff asserts a single cause of action for alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”). Specifically, plaintiff alleges a violation concerning electronic printing of certain credit card and debit card receipts that were not in compliance with the applicable information truncation provisions of FACTA. Plaintiff seeks statutory and punitive damages for these alleged violations, as well as injunctive relief on behalf of a putative nationwide class. The Company intends to defend vigorously against the claims asserted.

     TAG Litigation. In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company on sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million of actual damages as well as punitive and treble damages. The Company intends to vigorously prosecute its claims against TAG and to vigorously defend against the counterclaims, which the Company believes are without merit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock in composite trading as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended January 28, 2007:
First Quarter	$9.57	$5.30
Second Quarter	12.11	7.14
Third Quarter	10.25	7.50
Fourth Quarter	13.93	9.01
Year Ended February 3, 2008:
First Quarter	$13.20	$9.71
Second Quarter	10.49	6.80
Third Quarter	7.33	2.91
Fourth Quarter	4.19	2.23

Holders

     As of April 10, 2008, there were approximately 14,494 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2007 or 2008. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by Item 201(d) of Regulation S-K is provided under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities in fiscal 2008.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 31, 2003 through February 1, 2008. The graph assumes an initial investment of $100 and the reinvestment of dividends.

Comparison of Cumulative Total Return

	January	January	January	January	January	February
	31, 2003	30, 2004	28, 2005	27, 2006	26, 2007	1, 2008
Krispy Kreme Doughnuts, Inc.	$100.00	$117.20	$ 28.48	$ 17.53	$ 42.35	$ 9.50
NYSE Composite Index	100.00	134.57	144.43	166.29	188.02	190.56
S&P 500 Restaurants Index	100.00	161.60	211.89	248.69	291.57	307.75

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein.

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 30,	Feb. 1,
	2008	2007	2006	2005	2004
	(In Thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$429,319	$461,195	$543,361	$707,766	$649,345
Operating expenses:
Direct operating expenses	380,014	389,379	474,591	598,281	493,650
General and administrative expenses	26,303	48,860	67,727	55,301	45,230
Depreciation and amortization expense	18,433	21,046	28,920	31,934	22,309
Impairment charges and lease termination costs	62,073	12,519	55,062	161,847	—
Settlement of litigation	(14,930)	15,972	35,833	—	(525)
Other operating (income) and expenses, net	13	1,916	(1,741)	4,365	939
Operating income (loss)	(42,587)	(28,497)	(117,031)	(143,962)	87,742
Interest income	1,422	1,627	1,110	775	906
Interest expense	(9,796)	(20,334)	(20,211)	(6,875)	(4,509)
Loss on extinguishment of debt	(9,622)	—	—	—	—
Equity in (losses) of equity method franchisees	(933)	(842)	(4,337)	(1,622)	(2,242)
Minority interests in results of consolidated
franchises	—	—	4,181	6,249	(1,898)
Other non-operating income and (expense), net	(3,211)	7,021	(248)	(1,945)	2,992
Income (loss) from continuing operations
before income taxes	(64,727)	(41,025)	(136,536)	(147,380)	82,991
Provision for income taxes (benefit)	2,324	1,211	(776)	9,674	33,146
Income (loss) from continuing operations	$(67,051)	$(42,236)	$(135,760)	$(157,054)	$49,845
Income (loss) from continuing operations
per common share
Basic	$(1.05)	$(.68)	$(2.20)	$(2.55)	$.84
Diluted	$(1.05)	$(.68)	$(2.20)	$(2.55)	$.80
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$32,862	$(3,052)	$(6,894)	$1,728	$78,821
Total assets	$202,351	$349,492	410,855	480,278	656,603
Long-term debt, less current maturities	75,156	105,966	118,241	90,950	137,114
Total shareholders’ equity	56,624	78,962	108,671	240,943	436,409
Number of factory stores at end of year (unaudited):
Company	97	108	128	175	141
Franchise	198	188	195	221	216
Systemwide	295	296	323	396	357
____________________

(1)	Reflects a liability, net of amounts recoverable from insurance companies, of approximately $51.8 million and $35.8 million as of January 28, 2007 and January 29, 2006, respectively, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Company Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores at which over 20 varieties of high-quality doughnuts, including the Company’s signature hot Original Glazed® doughnut, are made, sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     The Company’s stores include factory stores and satellite stores. Factory stores have a doughnut-making production line and are versatile in that many supply multiple sales channels to more fully utilize production capacity. These sales channels are comprised of:

  On-premises sales. Sales to customers visiting Company and franchise factory and satellite stores, including sales made through drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes.

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

     Traditional factory stores have the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capacities of factory stores. As of February 3, 2008, there were 22 commissaries systemwide, six of which were operated by the Company. Other factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the particular capacity of the store and the characteristics of the markets in which the stores operate. Each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. As of February 3, 2008, there were 295 Krispy Kreme factory stores systemwide, consisting of 97 Company stores and 198 franchise stores.

     Satellite stores consist primarily of the hot shop, fresh shop and kiosk formats. The Company has begun introducing hot shops, which utilize tunnel oven doughnut heating and finishing technology scaled to accommodate principally on-premises sales in a store approximately one-half the size of a traditional factory store. Hot shop technology allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks are satellite stores that do not contain doughnut heating technology, and are substantially smaller than a traditional factory store. In each of these three formats, the Company typically sells fresh doughnuts and beverages, with the doughnuts supplied by nearby factory stores. As of February 3, 2008, 48 hot shops, 67 fresh shops and 39 kiosks were open systemwide; the Company operated five of those hot shops and three of those fresh shops. The Company views the hot shop, fresh shop and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     The Company is working to refine its domestic store operating model to focus on a “hub and spoke” system, under which multiple satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The objectives of the hub and spoke model are to, among other things:

  reduce the investment required to produce a given level of sales and reduce operating costs by operating smaller satellite stores instead of larger, more expensive factory stores;

  achieve greater production efficiencies by centralizing doughnut production to minimize the burden of fixed costs;

  achieve greater consistency of product quality through a reduction in the number of doughnut-making locations;

  enable store employees to focus on achieving excellence in customer satisfaction and in-shop consumer experience; and

  stimulate an increase in on-premises sales of doughnuts and complementary products by increasing the number of retail distribution points to provide customers more convenient access to the Company’s products.

     Because the hub and spoke concept has not been completely refined, the Company does not expect that the Company or its franchisees will open a significant number of domestic factory stores in the near future. The Company has converted several of its traditional factory stores to hot shops using tunnel oven technology to reduce operating costs and increase the number of hours each day the stores offer the Company’s hot Original Glazed® doughnuts. Certain franchisees also have converted factory stores to hot shops. The Company plans to convert additional factory stores to hot shops in fiscal 2009, and to begin construction of a limited number of satellite locations in order to continue development and demonstrate the operation of the hub and spoke concept.

     In addition, the Company is developing a strategy to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Because the Company has not completed the development of its detailed refranchising plans and has not entered into any new domestic franchise agreements in several years, the Company cannot predict the likelihood of refranchising any such markets or the amount of any proceeds which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

     Like other retail and restaurant companies, the Company constantly evaluates the performance of its stores and from time to time decides to close locations whose performance no longer meets Company standards.

     Markets outside the United States are a source of growth. As of February 3, 2008, there were a total of 204 Krispy Kreme stores (including 119 satellites) operated internationally, which were located in Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. The Company owned five of the Canadian stores and had an equity interest in the franchisees operating stores in Mexico and Western Canada. The Company currently does not expect to own equity interests in international area developers formed in the future. Based on continued research and experience with international stores, the Company is focusing international development efforts primarily on opportunities in markets in Asia and the Middle East. The development and franchise agreements for territories outside the United States (which include the countries listed above) provide for the development of over 170 additional stores in fiscal 2009 and thereafter.

     The Company is vertically integrated to help maintain the consistency and quality of products throughout the Krispy Kreme system. In addition, through vertical integration, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. The supply chain business unit, KK Supply Chain, produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores are required to purchase. Additionally, this business unit operates two distribution centers that are capable of supplying domestic stores and certain international stores with key supplies. This business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

     The Company has three reportable segments as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as described below.

  Company Stores. The Company Stores segment is comprised of the operating activities of the stores operated by the Company. These stores sell doughnuts and complementary products through the sales channels described above under “Company Overview.” Expenses for this business segment include store level expenses along with direct general and administrative expenses and certain allocated corporate costs.

  Franchise. The Franchise segment consists of the Company’s store franchise operations. The Company has two principal franchise programs: the Associate program, which is the Company’s original franchising program developed in the 1940s, and the Area Developer program, which was developed in the mid-1990s. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Area Developers typically pay royalties of 4.5% to 6.0% of all sales and one-time development and franchise fees ranging from $20,000 to $50,000 per store. The Company has informed its area developers that it will reduce the royalty rate on off-premises sales to 3.5% in fiscal 2009. Domestic Area Developers are required to contribute 1.0% of their sales to the Brand Fund. International Area Developers generally are required to contribute 0.25% of their sales to the Brand Fund. Some Associates contribute 1.0% of their sales to the Brand Fund. The Company is reducing, for an indefinite period, the Brand Fund contribution rate for domestic Area Developers and for participating Associates to 0.75% effective at the beginning of fiscal 2009. Expenses for this business segment include costs incurred to recruit new franchisees, to assist with store openings, and to monitor and aid in the performance of these stores, as well as direct general and administrative expenses and certain allocated corporate costs.

  KK Supply Chain. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase. The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items. In October 2007, the Company ceased production at its coffee roasting facility and sold its coffee roasting assets, and simultaneously entered into an agreement with the purchaser to supply the Company’s coffee needs. All intersegment sales from the KK Supply Chain segment to the Company Stores segment have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses and certain allocated corporate costs.

     The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require the Company to furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. The Company has amended its Franchise Disclosure Document (“FDD”) to conform it to new FTC disclosure requirements, and has submitted the amended FDD for registration in those states in which the Company has registered its franchise offering. The Company currently is able to offer franchises in all states except Maryland.

     Several franchisees have been experiencing financial pressures which, in certain instances, became more exacerbated during fiscal 2008. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 12 to the consolidated financial statements appearing elsewhere herein. In the fourth quarter of fiscal 2008, the Company recorded a provision for estimated payments under guarantees related to a franchisee of $3.0 million; during the quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company. During the year ended February 3, 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 88 stores and closed 26 stores in fiscal 2008. While franchisees have contractual commitments to open over 170 additional stores in fiscal 2009 and thereafter, the Company believes franchisees also will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Results of Operations

     The following table presents the Company’s operating results for fiscal 2008, 2007 and 2006 expressed as a percentage of total revenues (amounts may not add to totals due to rounding).

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses	88.5	84.4	87.3
General and administrative expenses	6.1	10.6	12.5
Depreciation and amortization expense	4.3	4.6	5.3
Impairment charges and lease termination costs	14.5	2.7	10.1
Settlement of litigation	(3.5)	3.5	6.6
Other operating (income) and expense, net	—	0.4	(0.3)
Operating (loss)	(9.9)	(6.2)	(21.5)

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
JANUARY 30, 2005	175	221	396
Opened	3	13	16
Closed	(46)	(26)	(72)
Transferred	(3)	3	—
Converted to satellites	(1)	(16)	(17)
JANUARY 29, 2006	128	195	323
Opened	—	30	30
Closed	(8)	(44)	(52)
Transferred	(11)	11	—
Converted to satellites	(1)	(4)	(5)
JANUARY 28, 2007	108	188	296
Opened	1	32	33
Closed	(9)	(18)	(27)
Transferred	—	—	—
Converted to satellites	(3)	(4)	(7)
FEBRUARY 3, 2008	97	198	295

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
JANUARY 30, 2005	10	27	37
Opened	1	33	34
Closed	(5)	(4)	(9)
Transferred	(2)	2	—
Converted from factory stores	1	16	17
JANUARY 29, 2006	5	74	79
Opened	—	34	34
Closed	(2)	(17)	(19)
Transferred	1	(1)	—
Converted from factory stores	1	4	5
JANUARY 28, 2007	5	94	99
Opened	—	56	56
Closed	—	(8)	(8)
Converted from factory stores	3	4	7
FEBRUARY 3, 2008	8	146	154

Data on the aggregate number of factory and satellite stores as of February 3, 2008 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	92	118	210
International	5	80	85
Total factory stores	97	198	295
SATELLITES:
Domestic:
Hot shops	5	15	20
Fresh shops	3	12	15
Kiosks	—	—	—
Total domestic	8	27	35
International:
Hot shops	—	28	28
Fresh shops	—	52	52
Kiosks	—	39	39
Total international	—	119	119
Total satellites	8	146	154

     Franchisees closed 26 stores in fiscal 2008. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant.

     Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment and royalties and fees received from franchisees, but exclude sales by franchise stores to their customers.

     The table below presents average weekly sales per factory store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for factory stores) and average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory stores and satellites). Operating weeks represent, on a Company and systemwide basis, the aggregate number of weeks in the fiscal year that factory stores or both factory and satellite stores were in operation.

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks. To enhance comparability among the last three fiscal years, amounts in the table set forth below for fiscal 2008 have been computed based upon the 52-week period ended January 27, 2008.

	Fiscal Year
	2008	2007	2006
	(Dollars in thousands)
Average weekly sales per factory store (1):
Company	$54.7	$54.6	$48.5
Systemwide	$51.8	$49.6	$46.3
Factory store operating weeks:
Company	5,448	5,905	8,112
Systemwide	14,936	15,742	19,136
Average weekly sales per store (1):
Company	$53.0	$52.9	$47.7
Systemwide	$37.2	$39.5	$41.4
Store operating weeks:
Company	5,626	6,092	8,260
Systemwide	20,797	19,767	21,383
____________________

(1)      Excludes intersystem sales between company and franchise stores.

FISCAL 2008 COMPARED TO FISCAL 2007

   Overview

     Excluding sales for the 53rd week, systemwide sales decreased 0.9% compared to fiscal 2007, reflecting a 5.8% decrease in average weekly sales per store, partially offset by a 5.2% increase in store operating weeks. The systemwide sales decrease reflects an 8.4% decrease in Company Stores sales and a 4.4% increase in franchise store sales. During fiscal 2008, one new Company factory store and 32 new franchise factory stores were opened, nine Company factory stores and 18 franchise factory stores were closed, and three Company factory stores and four franchise factory stores were converted from factory stores to satellite stores. The total number of factory stores at the end of fiscal 2008 was 295, consisting of 97 Company stores and 198 franchise stores. Satellite stores made up 34.3% of the total systemwide store count as of February 3, 2008 compared to 25.1% at January 28, 2007. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, are operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     For fiscal 2008, revenues decreased to $429.3 million from $461.2 million in fiscal 2007. Excluding revenues for the 53rd week, revenues for fiscal 2008 decreased 8.6% to $421.3 million. Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$304,444	$326,199
Franchise	22,958	21,075
KK Supply Chain:
Total revenues	203,283	219,991
Less – intersegment sales elimination	(101,366)	(106,070)
External revenues	101,917	113,921
Total revenues	$429,319	$461,195

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.9%	70.7%
Franchise	5.3	4.6
KK Supply Chain	23.7	24.7
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues were $304.4 million in fiscal 2008. Excluding revenues for the 53rd week, Company Stores revenues were $298.9 million, a decrease of 8.4% from $326.2 million in fiscal 2007. The decrease in revenues (measured on a 52-week basis) reflects a 7.6% decline in store operating weeks partially offset by a 0.2% increase in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 17 factory stores since the end of fiscal 2006. The increase in the average weekly sales per store reflects, among other things, the closure of relatively poorer performing locations and the benefits of consolidating production for wholesale customers into a smaller number of factory stores, as well as the effects of price increases.

     On-premises sales (which include fundraising sales) comprised approximately 43% and 41% of total Company Stores revenues in fiscal 2008 and 2007, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores. The data have been computed by comparing the 52 weeks ended January 27, 2008 to the 52 weeks ended January 28, 2007. The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks during the current year (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same stores sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. For off-premises sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries are made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

52 weeks
ended
Jan. 27,
2008
ON-PREMISES:
Change in same store sales	0.0%
OFF-PREMISES:
Change in average weekly number of doors	(1.1)%
Change in average weekly sales per door	(6.4)%

     On-premises same stores sales were flat for the year, generally reflecting an increase in the average guest check offset by reduced customer traffic. The decrease in the average weekly number of doors represents a decrease in the grocery/mass merchant channel, partially offset by an increase in the average weekly number of doors in the convenience store channel. The average weekly sales per door fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
Royalties	$20,377	$17,878
Development and franchise fees	2,341	2,891
Other	240	306
Total revenues	$22,958	$21,075

     Excluding the 53rd week, franchise revenues were $22.5 million in fiscal 2008, a 6.8% increase from $21.1 million in fiscal 2007.

     Royalty revenues measured on a 52-week basis rose to $19.9 million in fiscal 2008 from $17.9 in fiscal 2007. Sales by franchise stores, as reported by the franchisees, were approximately $476 million (measured on a 52-week basis) in fiscal 2008 and $456 million in fiscal 2007. The Company did not recognize as revenue approximately $2.6 million of uncollected royalties which accrued during each of fiscal 2008 and 2007 because the Company did not believe collection of these royalties was reasonably assured. All of the growth in franchisee sales in fiscal 2008 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in fiscal 2008, principally due to store closings in fiscal 2008 and 2007.

     Franchisee fees declined approximately $550,000 in fiscal 2008 compared to fiscal 2007. Fiscal 2007 franchise fee revenue included approximately $660,000 of fees related to amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchise fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. This decrease in franchise fees was offset by an increase in franchise fees arising from an increase in store openings by franchisees in 2008 compared to 2007.

     Franchisees opened 88 stores in fiscal 2008. The Company currently expects that the number of franchise store openings in fiscal 2009 will be fewer than in fiscal 2008. Franchisees closed 26 stores in fiscal 2008. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues were $101.9 million in fiscal 2008. Excluding the 53rd week, KK Supply Chain revenues were $99.9 million, a 12.3% decrease from $113.9 million in fiscal 2007. The most significant reason for the decrease in revenues (measured on a 52-week basis) was lower sales by domestic franchisees, which resulted in an approximate 13.3% decrease in sales of mixes, icings and fillings, sugar, shortening and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. In certain instances, instead of selling finished doughnut mix to international franchisees, the Company sells doughnut mix concentrate, which is combined with other ingredients sourced locally to produce doughnut mix. While the KK Supply Chain’s profit on sales of concentrate is intended to be similar to the profit which would be earned on the finished mix made from that concentrate, sales of concentrate generate less revenue than would sales of an equivalent amount of finished mix. In addition, many of the other ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The KK Supply Chain revenue decrease was also attributable to a 4.1% decrease in sales of equipment and equipment services in fiscal 2008 compared to fiscal 2007. Franchisee expansion in fiscal 2008 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services measured on a 52-week basis (including signage, beverage equipment; furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 12% and 11% of KK Supply Chain revenues in fiscal 2008 and 2007, respectively.

     Franchisees opened 88 stores in fiscal 2008. The Company currently expects that the number of franchise store openings in fiscal 2009 will be fewer than in fiscal 2008. Franchisees closed 26 stores in fiscal 2008. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

     In fiscal 2008, the Company divested a KK Supply Chain manufacturing and distribution facility (see Note 13 to the consolidated financial statements appearing elsewhere herein). The business conducted by the divested facility was transferred to other KK Supply Chain locations and, accordingly, the divestiture has had no significant effect on KK Supply Chain revenues. The Company also is evaluating strategic options related to other aspects of the supply chain. In particular, we currently are in discussions and conducting product testing with third party mix manufacturers regarding contract mix production for regions outside the southeastern United States. In addition, the lease on our Los Angeles facility expires in May 2008, and we currently are considering either relocating the facility or outsourcing distribution in the western United States to a third party.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 88.5% of revenues in fiscal 2008 compared to 84.4% of revenues in fiscal 2007. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 17 to the consolidated financial statements appearing elsewhere herein. Amounts shown below for the Company Stores and KK Supply Chain segments for fiscal 2007 differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for fiscal 2007 have been reclassified to be consistent with the presentation for fiscal 2008.

     In fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments; such revision resulted in an increase of $6.0 million in costs allocated to segment direct operating expenses in fiscal 2008 compared to fiscal 2007, and a corresponding reduction in general and administrative expenses. The effect of the change in allocated costs is discussed within the discussion of each segment’s direct operating expenses below.

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$299,806	$307,635
Franchise	8,746	4,602
KK Supply Chain:
Total direct operating expenses	172,761	183,305
Less – intersegment elimination	(101,299)	(106,163)
KK Supply Chain direct operating expenses, less intersegment eliminations	71,462	77,142
Total direct operating expenses	$380,014	$389,379

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	98.5%	94.3%
Franchise	38.1%	21.8%
KK Supply Chain (before intersegment eliminations)	85.0%	83.3%
Total direct operating expenses	88.5%	84.4%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 98.5% in fiscal 2008 from 94.3% in fiscal 2007. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients resulting from price increases instituted by KK Supply Chain in order to partially offset higher raw materials costs, as well as increased direct labor and higher delivery vehicle and marketing costs as a percentage of revenues. KK Supply Chain instituted additional price increases in the first quarter of fiscal 2009 as a result of a continued rise in the cost of certain materials, of which flour and shortening are the most significant.

     The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     The increase in Company Stores direct operating expenses as a percentage of Company stores revenues is also a result of a $3.1 million increase in the allocation of corporate overhead costs in fiscal 2008 compared to fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and general and administrative functions in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates the refinement had the effect of increasing Company Stores direct operating expenses by approximately $3.0 million in fiscal 2008 compared to fiscal 2007, with a corresponding decrease in general and administrative expenses.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses rose primarily due to increased costs associated with recruitment and development of international franchisees and related store opening assistance. The increase in Franchise direct operating expenses also reflects a $1.4 million increase in the allocation of corporate overhead costs in fiscal 2008 compared to fiscal 2007.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 85.0% in fiscal 2008 from 83.3% in fiscal 2007. The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in fiscal 2008 compared to fiscal 2007. In particular, the prices of flour and shortening and the products from which they are made rose significantly in fiscal 2008 compared to fiscal 2007. During 2008, KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mixes, shortening and other goods in order to mitigate increased costs; however, those price increases did not fully offset the rise in KK Supply Chain’s costs compared to fiscal 2007. The Company has implemented additional price increases in the first quarter of fiscal 2009 as a result of continuing increases in the cost of certain raw materials, particularly flour and shortening.

     KK Supply Chain direct operating expenses include bad debt provisions related to certain franchisee receivables of approximately $1.5 million (approximately 0.7% of KK Supply Chain revenues before intersegment eliminations) in fiscal 2008 compared to approximately $2.9 million (approximately 1.3% of revenues before intersegment eliminations) in fiscal 2007. As of February 3, 2008, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $5.6 million.

     KK Supply Chain direct operating expenses in fiscal 2008 reflect a $1.5 million increase in the allocation of corporate overhead costs compared to fiscal 2007.

     In fiscal 2008, the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and general and administrative functions in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates the refinement had the effect of increasing KK Supply Chain direct operating expenses by approximately $625,000 for fiscal 2008 compared to fiscal 2007, with a corresponding decrease in general and administrative expenses.

   General and Administrative Expenses

     General and administrative expenses were $26.3 million (6.1% of total revenues) in fiscal 2008 compared to $48.9 million (10.6% of total revenues) in fiscal 2007. General and administrative expenses include professional fees paid to the interim management firm engaged by the Company in January 2005 through March 2006, and professional fees related to the internal and external investigations and litigation described in Note 12 to the consolidated financial statements included elsewhere herein, totaling approximately $1.1 million in fiscal 2008 and approximately $9.0 million (net of estimated insurance recoveries of approximately $4.9 million) in fiscal 2007. The professional fees for fiscal 2007 include approximately $3.9 million related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described under “Warrant Issued in Exchange for Services” in Note 16 to the consolidated financial statements appearing elsewhere herein. General and administrative expenses in fiscal 2008 include approximately $2.7 million recorded in the fourth quarter for severance costs related to the resignation of the Company’s former chief executive officer, of which approximately $1.6 million relates to share-based compensation (including accelerated vesting of certain equity awards).

     In fiscal 2008, the Company revised its allocation of corporate overhead costs to its operating segments to make such allocations more consistent with the current cost of providing support services to the operating segments. Such revision resulted in an increase of $6.0 million in costs allocated to segment direct operating expenses in fiscal 2008 compared to fiscal 2007, and a corresponding reduction in general and administrative expenses. In addition, in fiscal 2008 the Company refined the attribution of the cost of certain insurance and employee benefits among its business segments and general and administrative functions in order to attribute these costs to the Company’s different operations more precisely. While the procedural refinement had no effect on total operating income, the Company estimates the refinement had the effect of decreasing general and administrative expenses by approximately $3.6 million in fiscal 2008, with a corresponding increase in segment direct operating expenses, the substantial majority of which is reflected in Company Stores direct operating expenses.

     Exclusive of the effects of unusual professional fees, of officer severance pay and of changes in the allocation of corporate overhead, insurance and benefits costs, general and administrative expenses were $32.1 million (7.5% of revenues) and $39.9 million (8.7% of revenues) in fiscal 2008 and fiscal 2007, respectively. The decrease reflects, among other things, a decline in other professional fees of $4.2 million. In fiscal 2007, the Company incurred increased accounting, legal and other costs associated with work on the Company’s financial statements and filings with the Commission, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $18.4 million in fiscal 2008 from $21.0 million in fiscal 2007. The decline in depreciation and amortization expense is attributable to the reduction in the number of Company factory stores operating in fiscal 2008 compared to fiscal 2007 and to a lower depreciable base of property and equipment resulting from impairment charges in the current and prior years related to stores which continue to operate. These decreases were partially offset by approximately $2.3 million of increased depreciation charges related to the Company’s mix manufacturing and distribution facility in Effingham, Illinois, which the Company divested in January 2008, the estimated useful life of which was adjusted downward at the end of the second quarter of fiscal 2008 as a consequence of the Company’s decision to divest the facility. Total depreciation expense related to the Effingham facility was approximately $4.3 million in fiscal 2008.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $62.1 million in fiscal 2008 compared to $12.5 million in fiscal 2007.

     Impairment charges related to long-lived assets totaled $56.0 million in fiscal 2008 and $9.4 million in fiscal 2007, of which approximately $44.1 million and $9.4 million, respectively, related to the Company Stores segment. Approximately $23.3 million of the fiscal 2008 charges in the Company Stores segment were recorded in the fourth quarter. The charges relate to stores closed or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The Company closed nine factory stores in fiscal 2008 and eight factory stores in fiscal 2007. The Company tests other long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs (including the impact of rising commodity costs) on current results of operations, observed trends in operating results, and evidence of a change in circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, during fiscal 2008 the Company recorded an impairment charge of approximately $10.4 million related to its manufacturing and distribution facility in Effingham, Illinois, which the Company divested as described in Note 13 to the consolidated financial statements appearing elsewhere herein. Such charge is net of a credit of approximately $0.6 million recorded upon the sale of the facility in the fourth quarter to adjust earlier estimates of its net realizable value. Finally, the Company recorded an impairment charge of approximately $1.5 million fiscal 2008 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated fair value upon disposition. The Company sold these assets for approximately $1.9 million during the third quarter of fiscal 2008.

     Impairment charges related to goodwill were approximately $4.6 million and $1.1 million in fiscal 2008 and 2007, respectively, substantially all of which relate to the Company Stores segment. Such charges were recorded in the fourth quarter of each fiscal year. The goodwill impairment charges were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflect reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments, which caused a reduction in the estimated fair value of those reporting units. Such reductions reflect current operating results, including the effects of higher materials and labor costs, as well as recent trends in operating results. The Company conducts its annual goodwill impairment testing as of December 31.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rental, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. Lease termination costs were approximately $1.0 million and $1.8 million, respectively, in fiscal 2008 and fiscal 2007. The Company received $966,000 in connection with its assignment of leases related to closed stores in fiscal 2008; lease termination charges related to other closed stores offset the credit to earnings resulting from these assignments.

     The Company is developing a strategy to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Because the Company has not completed the development of its detailed refranchising plans and has not entered into any new domestic franchise agreements in several years, the Company cannot predict the likelihood of refranchising any such markets or the amount of any proceeds which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings,” and in Note 12 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share. At the time the settlement was agreed upon, the Company’s fiscal 2006 financial statements had not been issued; accordingly, the Company charged a provision for the settlement of approximately $35.8 million against fiscal 2006 earnings, representing the estimated fair value as of late October 2006 of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional charge to earnings of approximately $16.0 million relating to the settlement, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company. The provision for settlement costs was adjusted downward by $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16 to the consolidated financial statements appearing elsewhere herein.

   Interest Income

     Interest income was $1.4 million in fiscal 2008 compared to $1.6 million in fiscal 2007. The decrease principally reflects lower invested balances in fiscal 2008 compared to fiscal 2007.

   Interest Expense

     Interest expense decreased to $9.8 million in fiscal 2008 from $20.3 million in fiscal 2007. The decrease principally reflects decreased costs resulting from lower lender margin and amortization of deferred financing costs in fiscal 2008 compared to fiscal 2007 as a result of the Company’s refinancing its long-term debt in the first quarter of fiscal 2008 as described under “Liquidity and Capital Resources” below and in Note 10 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense also reflects a reduction in the amount of outstanding indebtedness. Amendments to the Company’s credit facilities effective after February 3, 2008 will increase the Company’s interest expense in fiscal 2009; such amendments also are described in Note 10 and in “Liquidity and Capital Resources” below.

   Loss on Extinguishment of Debt

     During the first quarter of fiscal 2008, the Company refinanced its long-term debt and revolving credit facilities as more fully described in Note 10 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of the refinanced term debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee and a $5.5 million write-off of unamortized deferred financing costs related to refinanced facilities.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $933,000 in fiscal 2008 compared to $842,000 in fiscal 2007. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2008 includes a provision of $3.0 million recorded in the fourth quarter for estimated payments under the Company’s guarantees of certain debt and leases related to a franchisee. During the quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there is no current demand on the Company to perform under the guarantees, the Company believes it is probable that demand will be made on the Company to perform under some, and potentially all, of them. The charge is comprised of $2.1 million representing 100% of the portion of principal balance of the franchisee’s loans guaranteed by the Company, and $900,000 representing the guaranteed portion of approximately one year’s total payments on the guaranteed leases. The estimated aggregate maximum remaining potential obligation on guaranteed leases over their remaining lives (which range from 11 to 16 years) and for which no provision has been recorded is approximately $8.8 million, assuming no sublease rentals or other loss mitigation benefits and no reduction for rights of setoff or other defenses the Company may have to the guarantees. In addition, other non-operating income and expense in fiscal 2008 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in a franchisee to its estimated fair value, partially offset by a gain of approximately $260,000 resulting from additional proceeds from the prior sale of an interest in another franchisee.

     Other non-operating income and expense in fiscal 2007 includes gains of approximately $7.3 million arising principally from the sale of the Company’s investments in Krispy Kreme Australia and Krispy Kreme UK and a charge of approximately $450,000 for estimated payments under a Company guarantee of certain obligations of a franchisee.

   Provision for Income Taxes

     The provision for income taxes was $2.3 million and $1.2 million in fiscal 2008 and fiscal 2007, respectively. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

   Net Loss

     The Company incurred a net loss of $67.1 million and $42.2 million for fiscal 2008 and fiscal 2007, respectively.

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

	Year Ended
	Jan. 28,	Jan. 29,
	2007	2006
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$326,199	$398,450
Franchise	21,075	18,394
KK Supply Chain:
Total revenues	219,991	253,367
Less – intersegment sales elimination	(106,070)	(126,850)
External revenues	113,921	126,517
Total revenues	$461,195	$543,361

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.7%	73.3%
Franchise	4.6	3.4
KK Supply Chain	24.7	23.3
Total revenues	100.0%	100.0%

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

     Franchise Revenues. Franchise revenues, consisting principally of franchise fees and royalties, increased 14.6% to $21.1 million in fiscal 2007 from $18.4 million in fiscal 2006. Franchisee fees rose approximately $2.3 million in fiscal 2007 compared to fiscal 2006, of which approximately $660,000 represents revenue arising from amendments to agreements with certain international franchisees. The development and franchise agreements with these franchisees contemplated development only of factory stores, and were amended to provide for initial franchise fees for satellite stores and to provide for development of satellite stores to be partially creditable against the franchisees’ store development obligations. The Company did not record initial franchisee fees related to these franchisees’ satellite stores until the Company agreed with the franchisees on the amount of initial franchise fee to be paid with respect to these stores. The balance of the increase in franchise fees principally reflects an increase in new store openings in fiscal 2007 compared to fiscal 2006. In addition, royalty revenues rose to $17.9 million in fiscal 2007 from $17.5 million in fiscal 2006. While sales by franchise stores fell to approximately $456 million in fiscal 2007 compared to approximately $490 million in fiscal 2006, the resolution of disputes with two major franchisees substantially eliminated collectability concerns with respect to royalties accruing on sales by these franchisees during fiscal 2007. The amount of royalty revenue not recognized during fiscal 2007 due to collectability concerns fell to approximately $2.6 million from approximately $3.7 million in fiscal 2006.

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

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 84.4% of revenues in fiscal 2007 compared to 87.3% of revenues in fiscal 2006. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 17 to the consolidated financial statements appearing elsewhere herein. Amounts shown below for the Company Stores and KK Supply Chain segments differ from those amounts as previously reported. As previously reported, the estimated profit earned by the KK Supply Chain segment on sales to the Company Stores segment was deducted from Company Stores direct operating expenses to illustrate the effects of the Company’s vertical integration on the overall profit earned on Company Stores revenues. The Company has discontinued that profit attribution technique because management concluded that presenting direct operating expenses on a basis consistent with that used for reporting segment operating results was more relevant to users of the financial statements. Amounts previously reported for fiscal 2007 and 2006 have been reclassified to be consistent with the presentation for fiscal 2008.

	Year Ended
	Jan. 28,	Jan. 29,
	2007	2006
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$307,635	$378,715
Franchise	4,602	5,017
KK Supply Chain:
Total direct operating expenses	183,305	217,709
Less – intersegment elimination	(106,163)	(126,850)
KK Supply Chain direct operating expenses, less intersegment eliminations	77,142	90,859
Total direct operating expenses	$389,379	$474,591

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	94.3%	95.0%
Franchise	21.8%	27.3%
KK Supply Chain (before intersegment eliminations)	83.3%	85.9%
Total direct operating expenses	84.4%	87.3%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 94.3% in fiscal 2007 from 95.0% in fiscal 2006. The improvement reflects the benefits of the sale or closure of relatively poorer performing locations, the benefits of higher average weekly sales per store resulting, in part, from consolidating production of products for sale through off-premises channels into a smaller number of factory stores, and the effects of certain price increases implemented late in the second quarter of fiscal 2007 on products sold though certain off-premises distribution channels. Many store operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes. Company Stores direct operating expenses for fiscal 2007 include a charge of approximately $1.3 million recorded in the fourth quarter related to the proposed settlement of claims alleging violation of wage and hour laws by the Company.

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

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations were 83.3% in fiscal 2007 compared with 85.9% in fiscal 2006. The improvement reflects the benefit of certain price increases instituted in the first quarter of fiscal 2007 to offset higher costs, as well as lower bad debt provisions and lower allocated corporate costs in fiscal 2007 compared to fiscal 2006. KK Supply Chain direct operating expenses include bad debt provisions relating to receivables from franchisees of approximately $2.9 million in fiscal 2007 (of which approximately $1.4 million was recorded in the fourth quarter) and $4.8 million for fiscal 2006. These improvements were partially offset by the adverse effects of lower operating levels in fiscal 2007 compared to fiscal 2006 resulting from lower revenue levels and by increases in the cost of certain ingredients. In fiscal 2007, KK Supply Chain was adversely affected by increases in certain raw materials costs, including the cost of flour and shortening. The prices of these materials and the products from which they are made were volatile in fiscal 2007 and reached record highs during the year.

   General and Administrative Expenses

     General and administrative expenses were $48.9 million (10.6% of total revenues) in fiscal 2007 compared to $67.7 million (12.5% of total revenues) in fiscal 2006. General and administrative expenses include professional fees paid to the interim management firm engaged by the Company in January 2005 and professional fees related to the internal and external investigations and litigation described in Note 12 to the consolidated financial statements included elsewhere herein totaling approximately $9.0 million (net of estimated insurance recoveries of approximately $4.9 million) in fiscal 2007 and approximately $31.8 million (net of estimated insurance recoveries of approximately $14.4 million) in fiscal 2006. The professional fees for fiscal 2007 include a credit of approximately $2.3 million recorded in the fourth quarter of fiscal 2007 resulting from reimbursements from insurance companies of costs and expenses in excess of amounts previously estimated. The professional fees for fiscal 2007 and fiscal 2006 include approximately $3.9 million and $2.8 million, respectively, related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described in Note 16 to the consolidated financial statements appearing elsewhere herein. In addition, general and administrative expenses in fiscal 2006 include approximately $4.0 million of out-of-period costs related to stock-based compensation. The Company erroneously failed to record these costs in prior years, but concluded that such error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the costs in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements, as more fully described in Note 1 to the consolidated financial statements. Exclusive of these costs, general and administrative expenses were 8.7% of revenues in fiscal 2007 compared to 5.9% in fiscal 2006. The increase in these costs in absolute terms and as a percentage of revenue reflects, among other things, approximately $3.4 million of stock compensation costs incurred in fiscal 2007 and included in general and administrative expenses (resulting, in part, from adoption of FAS 123(R) as described in Note 16 to the consolidated financial statements), increased legal and other costs associated with work on the Company’s financial statements and filings with the SEC, the initial cost of strategic initiatives related to product, customer and market research and initiatives designed to achieve cost reductions related to the procurement of goods and services, higher cash compensation costs, and the effects of the fixed nature of many of these costs on a smaller revenue base.

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

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $12.5 million in fiscal 2007 compared to $55.1 million in fiscal 2006, including approximately $1.1 million and $3.5 million, respectively, of goodwill impairment charges. The remaining charges in fiscal 2007 and 2006 consist principally of impairment charges related to long-lived assets at Company stores of approximately $9.4 million and $49.7 million, respectively, and lease termination costs of approximately $1.8 million and $1.3 million, respectively. While the majority of the impairment charges relate to closed stores, in the fourth quarter of fiscal 2007, the Company also recorded approximately $3.0 million of impairment charges with respect to stores management believes are unlikely to generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The Company closed eight factory stores in fiscal 2007 and 46 factory stores in fiscal 2006. The Company generally records impairment charges associated with a decision to close a store in the accounting period in which the closing decision is made; lease termination costs are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

   Settlement of Litigation

     On October 31, 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings,” and Note 12 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share. At the time the settlement was agreed upon, the Company’s fiscal 2006 financial statements had not been issued; accordingly, the Company charged a provision for the settlement of approximately $35.8 million against fiscal 2006 earnings, representing the estimated fair value as of late October 2006 of the common stock and warrants to be issued by the Company. In the fourth quarter of fiscal 2007, the Company recorded an additional charge to earnings of approximately $16.0 million relating to the settlement, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities to be issued by the Company. The provision for settlement costs was adjusted downward by $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock, and the fair value of the warrants to acquire common shares was estimated as described in Note 16 to the consolidated financial statements.

   Interest Income

     Interest income was $1.6 million in fiscal 2007 compared to $1.1 million in fiscal 2006. The increase principally reflects higher invested balances in fiscal 2007 compared to fiscal 2006.

   Interest Expense

     Interest expense increased to $20.3 million in fiscal 2007 from $20.2 million in fiscal 2006. The aggregate costs, including interest, fees and amortization of deferred financing costs, associated with the Company’s credit facilities increased approximately $4.9 million during fiscal 2007 compared to fiscal 2006, principally reflecting higher interest rates and lender margin in fiscal 2007 compared to fiscal 2006. In addition, interest expense in fiscal 2006 included one-time fees and expenses of approximately $1.2 million associated with a bank credit facility prior to its retirement using proceeds of the 2005 Secured Credit Facilities, the write-off of approximately $840,000 of unamortized financing costs associated with the retired bank financing and approximately $640,000 charged to earnings upon termination of an interest rate hedge related to the retired bank financing. Interest expense in fiscal 2006 also included approximately $2.0 million of interest expense associated indebtedness of certain subsidiaries which has since been retired.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $842,000 in fiscal 2007 compared to $4.3 million in fiscal 2006. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores. The fiscal 2006 losses included approximately $2.4 million of losses related to KremeKo, the Company’s former franchisee in Eastern and Central Canada, which arose from impairment provisions associated principally with store closures. In addition, the Company’s equity in the losses of equity method franchisees has declined as a result of the Company’s sale or other disposal of these investments in fiscal 2006 and fiscal 2007.

   Minority Interests in Results of Consolidated Franchisees

     The minority interest in the results of operations of consolidated franchisees represents the portion of the income or loss of less than wholly-owned franchise subsidiaries allocable to other investors’ interests in those franchisees. In fiscal 2006, minority investors absorbed losses in such subsidiaries totaling $4.2 million. There were no minority interests in the results of operations of consolidated subsidiaries in fiscal 2007 because the minority interests in the franchisee had been reduced to zero or the franchisee had ceased operations.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2007 includes gains of approximately $7.3 million arising principally from the sale of the Company’s investments in Krispy Kreme Australia and Krispy Kreme UK, and a charge of approximately $450,000 for estimated payments under a Company guarantee of certain obligations of an equity method franchisee.

   Provision for Income Taxes

     The provision for income taxes was $1.2 million in fiscal 2007 and a benefit of $776,000 in fiscal 2006. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The provision for income taxes in fiscal 2006 also includes an out-of-period credit of approximately $1.5 million. This credit corrects an overstatement of the valuation allowance for deferred income tax assets recorded by a charge to earnings in fiscal 2005. The Company concluded that this error was not material to the consolidated financial statements of the affected periods or to the fiscal 2006 consolidated financial statements. Accordingly, the Company recorded the credit in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements.

   Net Loss

     The Company incurred a net loss of $42.2 million in fiscal 2007 compared to a net loss of $135.8 million in fiscal 2006.

Liquidity and Capital Resources

     The following table summarizes the Company’s cash flows from operating, investing and financing activities for fiscal 2008, 2007 and 2006:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$9,712	$22,108	$1,865
Net cash provided by (used for) investing activities	13,118	14,045	(11,688)
Net cash provided by (used for) financing activities	(34,425)	(15,477)	138
Effect of exchange rate changes on cash	88	(1)	(10)
Cash balances of subsidiaries at date of deconsolidation	—	(1,413)	(1,011)
Net increase (decrease) in cash and cash equivalents	$(11,507)	$19,262	$(10,706)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $9.7 million in fiscal 2008, $22.1 million in fiscal 2007 and $1.9 million in fiscal 2006.

     Cash provided by operating activities in fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s 2005 Secured Credit Facilities as described below and in Note 10 to the consolidated financial statements appearing elsewhere herein. Operating cash flow was adversely affected in fiscal 2008 compared to fiscal 2007 by a $4.2 million reduction in accrued interest from year end 2007 to year end 2008 arising from the change in the last day of the fiscal year relative to the last day of January. In addition, receipts of development and franchise fees were approximately $5.0 million higher in fiscal 2007 than in fiscal 2008; such fees are deferred and not recognized in earnings until the related stores are opened.

     Cash provided by operating activities in fiscal 2008, 2007 and 2006 was affected by professional and other fees related to the investigations and litigation described in Note 12 to the consolidated financial statements appearing elsewhere herein. Additionally, fiscal 2006 cash provided by operating activities was reduced by fees paid to the corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. These fees and expenses, net of related insurance recoveries, reduced operating cash flow by $4.2 million, $8.4 million and $26.9 million in fiscal 2008, 2007 and 2006, respectively.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $13.1 million in fiscal 2008 and $14.0 in fiscal 2007. Net cash used for investing activities was $11.7 million in fiscal 2006.

     Cash used for capital expenditures increased to $5.5 million in fiscal 2008 from $4.0 million in fiscal 2007. Cash used for capital expenditures decreased in both fiscal 2008 and fiscal 2007 from $10.4 million in fiscal 2006 because the Company substantially eliminated store expansion early in fiscal 2006. In fiscal 2008, 2007 and 2006, the Company realized proceeds from the sale of property and equipment of $18.3 million, $9.7 million and $7.3 million, respectively, which, except for approximately $10.9 million (net of expenses) received in fiscal 2008 from the sale of a mix manufacturing and distribution facility, related principally to closed stores.

     During fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (a former franchisee which filed for bankruptcy protection in October 2005) and received approximately $9.6 million from the sale of its interests in franchisees in Australia and the United Kingdom and from the sale of the Company’s equity interest in another franchisee.

     In addition, in fiscal 2007, the Company paid approximately $818,000 (net of a recovery of $282,000) to settle its obligations under its guarantees of a portion of the indebtedness of Glazed Investments, a subsidiary which filed for bankruptcy protection in February 2006. In fiscal 2006, the Company advanced approximately $12.2 million to franchisees in which the Company had an ownership interest, including approximately $9.3 million paid to settle the Company’s obligations under certain guarantees of indebtedness of KremeKo. Each of these amounts is included in “Investments in and advances to equity method franchisees” in the consolidated statement of cash flows.

     During fiscal 2007, the Company purchased three stores from one of its franchisees for $2.9 million cash.

Cash Flows from Financing Activities

     Net cash used for financing activities was $34.4 in fiscal 2008 and $15.5 million in fiscal 2007. Net cash provided by financing activities was $0.1 million in fiscal 2006.

     In February 2007 the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan , and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities (which were terminated) and to pay prepayment fees under the 2005 Secured Credit Facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In fiscal 2008, the Company prepaid approximately $32.8 million of the 2007 Term Loan, of which $17.8 million was from the proceeds of sales of certain property and equipment and $15.0 million represented discretionary prepayments made in order to reduce the likelihood of violating the leverage ratio covenant contained in the facilities.

     During fiscal 2007, financing activities included scheduled principal payments of long-term debt. In addition, pursuant to the provisions of the 2005 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein, in fiscal 2007 the Company prepaid approximately $7.6 million of the debt thereunder using proceeds from the sale of certain property and equipment, and repaid an additional $3.6 million using proceeds from the sale of the Company’s interest in its franchisee in the United Kingdom.

     In fiscal 2006, the Company closed the 2005 Secured Credit Facilities. The Company borrowed $120 million under these facilities at closing, and used approximately $88 million to repay borrowing outstanding under the credit facility existing at that time, which was then terminated. The Company paid approximately $9.5 million of fees, costs and expenses associated with the 2005 Secured Credit Facilities. Other retirements of long-term debt in fiscal 2006 included approximately $16.2 million related to a majority-owned franchise subsidiary and payments on capital lease obligations. Cash inflows from financing activities in fiscal 2006 included a $7.7 million capital contribution to a majority-owned franchise subsidiary by the minority investors in that franchisee.

Other Balance Sheet Changes

     Other current assets declined by approximately $6.4 million in fiscal 2008 compared to fiscal 2007 principally due to the disposal of assets held for sale. Other accrued liabilities declined by approximately $2.5 million in fiscal 2008, principally due to the timing of the January 2008 interest payment date relative to fiscal year end and the payment of certain accrued professional fees.

Business Conditions, Uncertainties and Liquidity

     The Company incurred net losses of $135.8 million, $42.2 million and $67.1 million in fiscal 2006, 2007 and 2008, respectively, which include non-cash impairment charges of $53.7 million, $10.8 million and $61.0 million, respectively.

     In addition, fiscal 2006 and 2007 results include non-cash charges of $35.8 million and $16.0 million, respectively, related to the settlement of certain litigation, and fiscal 2008 results reflect a non-cash credit of $14.9 million related to the same settlement, as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges, principally related to underperforming Company stores and, in fiscal 2008, a manufacturing and distribution facility the Company divested. Total impairment charges and lease termination costs for fiscal 2008 were $62.1 million.

     The Company had net cash flow from operations of $1.9 million, $22.1 million and $9.7 million in fiscal 2006, 2007, and 2008, respectively. Asset dispositions generated investing cash flows of $9.7 million in fiscal 2007 and $18.3 million in fiscal 2008, with the majority of such proceeds used to reduce the outstanding borrowings under the Company’s credit facilities.

     The Company’s fiscal 2009 operating plan reflects a decline in revenues and an increase in certain costs, including the impact of commodity prices on its raw materials costs, compared to fiscal 2008. The Company is taking measures to reduce controllable costs and has implemented, and, to the extent feasible, plans to implement in the future, price increases to offset increases in raw material costs. Based on the Company’s current working capital and the fiscal 2009 operating plan, management believes the Company can meet its projected operating, investing and financing cash requirements.

     In February 2007, the Company completed a refinancing using the proceeds of the 2007 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein, which are the Company’s principal source of external financing. These facilities consist of a $110 million term loan maturing in February 2014 and a $30 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Subsequent to the end of fiscal 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The financial covenants as of February 3, 2008, and the amended financial covenants for future years, are described in Note 10 to the consolidated financial statements appearing elsewhere herein. While the Company was in compliance with the financial covenants as of February 3, 2008, and the Company expects to be able to comply with the amended financial covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments and waivers in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on the loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). The increase in rates will result in approximately $1.9 million of additional annual interest expense based on the current level of borrowings. Any future amendments or waivers could result in additional fees or rate increases.

     The Company has prepaid approximately $32.8 million of the $110 million term loan; such prepayments included prepayments of approximately $17.8 million from sales of property and equipment and discretionary prepayments of $5 million in each of the first, second and third quarters of fiscal 2008 made in order to reduce the likelihood of violating the leverage ratio covenant contained in the facilities. In addition to scheduled amortization of principal, the term loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     As of February 3, 2008, the maximum additional borrowing available to the Company was approximately $9.7 million, computed on a pro forma basis after giving effect to the reduction in lender commitments under the Company’s revolving credit facility described in Note 10 to the consolidated financial statements appearing elsewhere herein.

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

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, became more exacerbated during fiscal 2008. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 12 to the consolidated financial statements appearing elsewhere herein. In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under these guarantees. The Company may be required to make payments under any of these guarantees in the next 12 months. During the year ended February 3, 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 88 stores and closed 26 stores in fiscal 2008. Franchisees have contractual commitments to open over 170 additional stores after fiscal 2008; however, the Company believes franchisees also will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements

     In addition to cash flow generated from operations, the Company utilizes other capital resources and financing arrangements to fund its business. These other resources and arrangements have assumed increased importance in light of the reduced cash flows provided by operations. A discussion of these capital resources and financing techniques is included below.

   Debt

     The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In the last three fiscal years, management focused on reducing or eliminating the Company’s investments in franchisees and the related guarantees of franchisees’ obligations, and on restructuring the Company’s borrowing arrangements to maintain credit availability to facilitate accomplishing the Company’s business restructuring initiatives.

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment premiums under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge related to the refinancing of approximately $9.6 million in the first quarter of fiscal 2008, representing the approximately $4.1 million prepayment fee related to the 2005 Secured Credit Facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and reduces the amount available for cash borrowings under the 2007 Revolver. The commitments under the 2007 Revolver were reduced to $30 million from $50 million in connection with the amendments to the 2007 Secured Credit Facilities executed in April 2008 (the “April Amendments”).

     Interest on borrowings under the 2007 Revolver and Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. As of February 3, 2008, the Applicable Margin for LIBOR-based loans was 3.50% and for Alternate Base Rate-based loans was 2.50%. The April Amendments to the 2007 Secured Credit Facilities more fully described below increased the Applicable Margin for LIBOR-based loans to 5.50% and for Alternate Base Rate-based loans to 4.50%. In addition, those amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee of 0.50% on the unused portion of the 2007 Revolver lending commitment, which increased to 0.75% simultaneously with the reduction in the revolver lending commitments pursuant to the April Amendments.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in quarterly installments of approximately $240,000 (after adjustment for the effects of certain principal prepayments) and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of February 3, 2008, the consolidated leverage ratio was required to be not greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 3.25 to 1.0. As of February 3, 2008, the Company’s consolidated leverage ratio was approximately 3.03 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.23 to 1.0. The April Amendments provide that the consolidated leverage ratio shall not exceed 4.75 to 1.0 and the consolidated interest coverage ratio shall not be less than 2.5 to 1.0 in fiscal 2009. The maximum consolidated leverage ratio for periods after fiscal 2009 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations, plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 12-month period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $20.3 million were outstanding as of February 3, 2008. The maximum additional borrowing available to the Company as of February 3, 2008 was approximately $9.7 million (computed on a pro forma basis after giving effect to the April Amendments).

     The 2007 Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period.

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

   Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist of the Company’s guarantees of indebtedness and lease obligations of certain franchisees, as discussed in Notes 12 and 18 to the consolidated financial statements appearing elsewhere herein, and certain potential indemnification obligations also discussed in Note 12.

Contractual Cash Obligations at February 3, 2008

     The Company’s contractual cash obligations as of February 3, 2008 are as follows:

		Payments Due In
		Less			More
		Than			Than
	Total	1	1-3	3-5	5
	Amount	Year	Years	Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities	$76,119	$963	$1,926	$1,926	$71,304
Interest payment obligations (1)(2)	47,565	7,806	15,594	16,481	7,684
Payment obligations on interest rate hedge (3)	3,052	1,160	1,630	262	—
Capital lease obligations	594	594	—	—	—
Operating lease obligations	159,658	10,651	20,083	18,406	110,518
Purchase obligations	48,885	34,974	13,911	—	—
Guarantee obligations	3,419	3,419	—	—	—
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims	18,127	6,373	4,526	2,170	5,058
401(k) mirror plan liability	368	—	—	—	368
Total	$357,787	$65,940	$57,670	$39,245	$194,932
____________________

(1)	Interest rates utilized to estimate interest payments for variable rate debt are based upon the forward LIBOR interest rate curve as of February 1, 2008 and have been computed on a pro forma basis to give effect to the amendments to the Company’s secured credit facilities executed in April 2008.

(2)	Represents estimated amounts payable without reduction for any amount due to the Company or payable by the Company pursuant to an interest rate hedge agreement. See Note 10 to the consolidated financial statements appearing elsewhere herein.

(3)	Interest rates utilized to estimate payments on the interest rate hedge are based upon the forward LIBOR interest rate curve as of February 1, 2008

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $2.2 million as of February 3, 2008 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:

  Working capital and other corporate purposes

  Opening new Company stores in selected markets, principally satellite shops

  Remodeling and relocation of selected older Company shops

  Investments in systems and personnel

  Restructuring initiatives

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

Critical Accounting Policies

     The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements that have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures, including disclosures of contingencies and uncertainties. GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of changes in facts and circumstances and discusses the selection of accounting policies and significant accounting judgments with the audit committee of the Board of Directors. The Company believes that application of the following accounting policies involves judgments and estimates that are among the more significant used in the preparation of the financial statements, and that an understanding of these policies is important to understanding the Company’s financial condition and results of operations.

   Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During the three years in the period ended February 3, 2008, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units and affect the recorded balances of goodwill. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balances of goodwill in the future could be affected by impairment charges. Impairment analyses of goodwill in fiscal 2008, 2007 and 2006 resulted in impairment charges of approximately $4.6 million, $1.1 million and $3.5 million, respectively. As of February 3, 2008, the remaining goodwill had a carrying value of $23.5 million, all of which was associated with the Franchise segment.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In fiscal 2008, 2007 and 2006, the Company recorded impairment charges related to long-lived assets totaling approximately $56.0 million, $9.4 million and $49.7, respectively. Additional impairment charges may be necessary in future years.

   Insurance

     The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals, and taking into account the amount of risk transferred to the carriers under the stop-loss policies. Many estimates and assumptions are involved in estimating future claims, and differences between future events and prior estimates and assumptions could affect future operating results and result in adjustments to these loss accruals and related insurance receivables.

   Income Taxes

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets as required under FAS 109, “Accounting for Income Taxes.” At February 3, 2008, the Company has recorded a valuation allowance against deferred income tax assets of $177.0 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative losses realized by the Company, that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

   Guarantee Liabilities

     The Company has guaranteed a portion of loan and lease obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records liabilities for the present value of anticipated payments when the Company believes that an obligation to perform under the guarantees is probable. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of February 3, 2008, the Company has recorded liabilities of approximately $3.4 million related to such guarantees, which totaled approximately $17.5 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

   Investments in Franchisees

     The Company has investments in certain Equity Method Franchisees. While the Company believes that the recorded amounts of such investments are realizable, these franchisees typically do not have an extensive operating history, and the value of the Company’s investments in the franchisees cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. As of February 3, 2008, the Company’s investment in Equity Method Franchisees was approximately $2.0 million.

   Stock-Based Compensation

     In fiscal 2007 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that stock awards, including stock options, granted to employees and which ultimately vest be recognized as compensation expense based on their fair value at the grant date. Because options granted to employees differ from options on the Company’s common shares traded in the financial markets, the Company cannot determine the fair value of options granted to employees based on observed market prices. Accordingly, the Company estimates the fair value of stock options subject only to service conditions using the Black-Scholes option valuation model, which requires inputs including interest rates, expected dividends, volatility measures and employee exercise behavior patterns. Some of the inputs the Company uses are not market-observable and must be estimated. The fair value of stock options which contain market conditions as well as service conditions is estimated using Monte Carlo simulation techniques. In addition, the Company must estimate the number of awards which ultimately will vest, and periodically adjust such estimates to reflect actual vesting events. Use of different estimates and assumptions would produce different option values, which in turn would affect the amount of compensation expense recognized.

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

   Recent Accounting Pronouncements

     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” during first quarter of fiscal 2008 as described in Note 1 to the consolidated financial statements appearing elsewhere herein.

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company in fiscal 2010.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Management does not intend to adopt any fair value measurement options permitted by FAS 159 and, accordingly, does not expect FAS 159 to have any effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009. Management does not expect adoption of FAS 157 to have a material effect on the Company’s financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the prime rate, Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in short-term interest rates and increases in those rates adversely affect the Company’s results of operations. The Company has entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period.

     As of February 3, 2008, the Company had approximately $76.7 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an increase in the Company’s annual interest expense of approximately $167,000, after giving effect to the change in payments due to or from the Company from the interest rate hedge described above.

     Because the substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars, the exposure to foreign currency exchange risk is limited. The Company’s investment in its franchisee operating in Mexico and the Company’s operations in Canada expose the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in United States dollars, changes in the rate of exchange between the United States dollar and the foreign currencies used in the countries in which the international franchisees operate will affect the Company’s royalty revenues. The Company historically has not attempted to hedge these exchange rate risks.

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to two years’ anticipated requirements, depending on the ingredient. Other purchase arrangements typically are contractual arrangements with vendors (for example, with respect to certain beverages and ingredients) under which the Company is not required to purchase any minimum quantity of goods, but must purchase minimum percentages of its requirements for such goods from these vendors with whom it has executed these contracts.

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of February 3, 2008, all of which mature in fiscal 2009, is set forth in the table below.

Aggregate
		Weighted	Contract	Aggregate
		Average Contract	Amount	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
(Dollars in thousands, except average prices)
Wheat futures contracts	300,000 bu.	$10.04/bu.	$3,012	$267

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of the Company’s anticipated future commodity requirements that is subject to such contracts varies from time to time. Recently, prices for wheat and soy bean oil have been at or near all-time highs and dairy prices have risen. Continued high prices or further adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients.

	Approximate	Approximate Range		Approximate Annual
	Anticipated Fiscal 2009	of Prices Paid In	Hypothetical Price	Effect Of Hypothetical
Ingredient	Purchases	Fiscal 2008	Increase	Price Increase
	(In thousands)			(In thousands)
Flour	79,000lbs.	$0.141 – $0.239/lb.	$0.01	$790
Shortening	41,000lbs.	$0.367 – $0.586/lb.	$0.01	410
Sugar	61,600lbs.	$0.295 – $0.306/lb.	$0.01	616

     The range of prices paid for fiscal 2008 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the range of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	60
Consolidated balance sheet as of February 3, 2008 and January 28, 2007	61
Consolidated statement of operations for each of the three years in the period
ended February 3, 2008	62
Consolidated statement of cash flows for each of the three years in the period
ended February 3, 2008	63
Consolidated statement of changes in shareholders’ equity for each of the three years in the period
ended February 3, 2008	64
Notes to financial statements	65
Financial statement schedules:
For each of the three years in the period ended February 3, 2008:
Schedule I — Condensed Financial Information of Registrant	110
Schedule II – Valuation and Qualifying Accounts and Reserves	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the “Company”) at February 3, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 30, 2006 and uncertain tax positions effective January 29, 2007.

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

PricewaterhouseCoopers LLP
Greensboro, North Carolina
April 17, 2008

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,735	$36,242
Receivables	22,991	26,769
Accounts and notes receivable — equity method franchisees	2,637	834
Inventories	19,987	21,006
Insurance recovery receivable	—	34,967
Deferred income taxes	83	—
Other current assets	5,647	12,000
Total current assets	76,080	131,818
Property and equipment	90,996	168,654
Investments in equity method franchisees	1,950	3,224
Goodwill and other intangible assets	23,856	28,934
Deferred income taxes	—	20
Other assets	9,469	16,842
Total assets	$202,351	$349,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,557	$1,730
Accounts payable	5,712	7,874
Accrued litigation settlement	—	86,772
Deferred income taxes	—	20
Other accrued liabilities	35,949	38,474
Total current liabilities	43,218	134,870
Long-term debt, less current maturities	75,156	105,966
Deferred income taxes	83	—
Other long-term obligations	27,270	29,694
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and
outstanding	—	—
Common stock, no par value; 300,000 shares authorized; 65,370 and 62,670 shares
issued and outstanding	355,615	310,942
Accumulated other comprehensive income	81	1,266
Accumulated deficit	(299,072)	(233,246)
Total shareholders’ equity	56,624	78,962
Total liabilities and shareholders’ equity	$202,351	$349,492

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues	$429,319	$461,195	$543,361
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
shown below)	380,014	389,379	474,591
General and administrative expenses	26,303	48,860	67,727
Depreciation and amortization expense	18,433	21,046	28,920
Impairment charges and lease termination costs	62,073	12,519	55,062
Settlement of litigation	(14,930)	15,972	35,833
Other operating (income) and expense, net	13	1,916	(1,741)
Operating (loss)	(42,587)	(28,497)	(117,031)
Interest income	1,422	1,627	1,110
Interest expense	(9,796)	(20,334)	(20,211)
Loss on extinguishment of debt	(9,622)	—	—
Equity in (losses) of equity method franchisees	(933)	(842)	(4,337)
Minority interests in results of consolidated franchisees	—	—	4,181
Other non-operating income and (expense), net	(3,211)	7,021	(248)
(Loss) before income taxes	(64,727)	(41,025)	(136,536)
Provision for income taxes (benefit)	2,324	1,211	(776)
Net (loss)	$(67,051)	$(42,236)	$(135,760)
(Loss) per common share:
Basic	$(1.05)	$(.68)	$(2.20)
Diluted	$(1.05)	$(.68)	$(2.20)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(67,051)	$(42,236)	$(135,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,433	21,046	28,920
Deferred income taxes	889	(12)	(1,888)
Impairment charges	61,041	10,762	53,734
Settlement of litigation	(14,930)	15,972	35,833
Accrued rent expense	(663)	1,029	374
(Gain) loss on disposal of property and equipment	64	1,786	(1,807)
Gain on sale of interests in equity method franchisees	(260)	(7,308)	—
Share-based compensation	7,599	9,849	6,862
Provision for doubtful accounts	1,786	3,390	6,033
Amortization of deferred financing costs	6,041	2,925	2,544
Minority interests in results of consolidated franchisees	—	—	(4,181)
Equity in losses of equity method franchisees	933	842	4,337
Cash distributions from equity method franchisees	—	—	453
Other	991	407	295
Change in assets and liabilities:
Receivables	284	501	2,252
Inventories	1,058	2,558	4,123
Other current and non-current assets	2,105	6,850	(2,971)
Accounts payable and accrued liabilities	(7,550)	(9,054)	435
Other long-term obligations	(1,058)	2,801	2,277
Net cash provided by operating activities	9,712	22,108	1,865
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,509)	(4,005)	(10,381)
Proceeds from disposals of property and equipment	18,314	9,663	7,330
Acquisition of franchisees and interests therein, net of cash acquired	—	—	428
Investments in and advances to franchise investees	—	(818)	(12,219)
Recovery of investments in and advances to franchise investee	—	2,500	2,542
Sale of interests in equity method franchisee	300	9,591	—
Acquisition of stores from franchisee	—	(2,900)	—
Decrease in other assets	13	14	612
Net cash provided by (used for) investing activities	13,118	14,045	(11,688)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term debt	—	2,984	2,274
Repayment of short-term debt	—	(3,038)	(2,220)
Proceeds from issuance of long-term debt	110,000	—	120,000
Repayment of long-term debt	(141,733)	(14,936)	(108,475)
Net repayments under revolving credit lines	—	—	(1,606)
Deferred financing costs	(2,891)	(427)	(9,472)
Proceeds from exercise of stock options	292	—	154
Net change in book overdraft	—	(60)	(8,420)
Collection of notes receivable secured by common stock	—	—	197
Cash received from minority interests	—	—	7,706
Other	(93)	—	—
Net cash provided by (used for) financing activities	(34,425)	(15,477)	138
Effect of exchange rate changes on cash	88	(1)	(10)
Cash balances of subsidiaries at date of deconsolidation	—	(1,413)	(1,011)
Net increase (decrease) in cash and cash equivalents	(11,507)	19,262	(10,706)
Cash and cash equivalents at beginning of year	36,242	16,980	27,686
Cash and cash equivalents at end of year	$24,735	$36,242	$16,980
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$750	$—	$—

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Retained
	Common				Comprehensive	Earnings
	Shares	Common	Unearned	Notes	Income	(Accumulated
	Outstanding	Stock	Compensation	Receivable	(Loss)	(Deficit)	Total
	(In thousands)
BALANCE AT JANUARY 30, 2005	61,756	$295,611	$ (17)	$ (197)	$ 796	$(55,250)	$240,943
Comprehensive income (loss):
Net (loss) for the year ended
January 29, 2006						(135,760)	(135,760)
Foreign currency translation
adjustment, net of income tax
benefit of $168					(183)		(183)
Unrealized gain from cash flow hedge,
net of income taxes of $531					813		813
Total comprehensive (loss)							(135,130)
Correction of errors in accounting for
stock-based compensation (Note 1)		2,508					2,508
Exercise of stock options	86	154					154
Amortization of restricted shares			5				5
Cancellation of restricted shares	(1)	(18)	12				(6)
Collection of notes receivable secured by
common stock				197			197
BALANCE AT JANUARY 29, 2006	61,841	298,255	—	—	1,426	(191,010)	108,671
Comprehensive income (loss):
Net (loss) for the year ended
January 28, 2007						(42,236)	(42,236)
Foreign currency translation
adjustment, net of income tax
benefit of $58					(267)		(267)
Unrealized gain from cash flow hedge,
net of income taxes of $70					107		107
Total comprehensive (loss)							(42,396)
Issuance of common stock warrant		6,700					6,700
Share-based compensation	831	5,987					5,987
Cancellation of restricted shares	(2)
BALANCE AT JANUARY 28, 2007	62,670	310,942	—	—	1,266	(233,246)	78,962
Effect of adoption of FIN 48 (Note 1)						1,225	1,225
Comprehensive income (loss):
Net (loss) for the year ended
February 3, 2008						(67,051)	(67,051)
Foreign currency translation
adjustment, net of income taxes
of $117					357		357
Unrealized loss from cash flow
hedge, net of income tax
benefit of $1,006					(1,542)		(1,542)
Total comprehensive (loss)							(68,236)
Exercise of stock options	111	292					292
Issuance of common shares and warrants
(Notes 12 and 16)	1,834	36,875					36,875
Share-based compensation	785	7,599					7,599
Cancellation of restricted shares	(30)	(93)					(93)
BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$ —	$ —	$ 81	$(299,072)	$56,624

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Overview

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

     The Company also consolidated the financial statements of certain less than wholly-owned franchisees in which the Company had a controlling financial interest and of certain variable interest entities of which the Company was the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities.” The Company referred to these investees as “Consolidated Franchisees,” each of which has either ceased operations or its minority interest has been acquired by the Company.

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

  Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees for new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur unless there is significant uncertainty concerning the collectability of such revenues, in which case royalty revenues are recognized when received.

  KK Supply Chain revenue is derived from the sale of doughnut mix, other ingredients, supplies and doughnut-making equipment needed to operate a Krispy Kreme doughnut store. Revenues for the sale of doughnut mix and supplies are recognized upon delivery to the customer or, in the case of franchisees located outside North America, when the goods are loaded on the transport vessel at the U.S. port. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if the Company is responsible for the installation, and otherwise upon shipment of the equipment.

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks while fiscal 2007 and 2006 each contained 52 weeks.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

     INVENTORIES. Inventories are recorded at the lower of cost or market, with cost determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Major renewals and betterments are capitalized, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

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

     Other intangible assets consist principally of franchise rights reacquired in acquisitions of franchisees, which the Company determined have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired.

     ADVERTISING COSTS. All costs associated with advertising and promoting products are expensed as incurred.

     STORE OPENING COSTS. Store opening costs are expensed as incurred. The Company incurred no store opening costs in fiscal 2007. Store opening costs were $449,000 in fiscal 2006 and $17,000 in fiscal 2008.

     LEGAL COSTS. Legal costs associated with litigation and other loss contingencies are charged to expense as services are rendered.

     ASSET IMPAIRMENT. When an asset group (typically a store) is identified as underperforming or a decision is made to abandon an asset group or to close a store, the Company makes an assessment of the potential impairment of the related assets. The assessment is based upon a comparison of the carrying amount of the asset group, consisting primarily of property and equipment, to the estimated undiscounted cash flows expected to be generated from the asset group. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the asset group or store until its closing or abandonment as well as cash flows, if any, anticipated from disposal of the related assets. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, the Company records an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the potential dilution that would occur if stock options and warrants were exercised and the dilution from the issuance of restricted shares, computed using the treasury stock method.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Numerator: net (loss)	$(67,051)	$(42,236)	$(135,760)
Denominator:
Basic earnings per share — weighted average shares
outstanding	63,805	61,871	61,807
Diluted earnings per share — weighted average shares
outstanding	63,805	61,871	61,807

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share in fiscal 2008, 2007 and 2006 because the Company incurred a net loss in each year and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. Effective January 30, 2006 (the first day of fiscal 2007), the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment (“SBP”) awards, including stock options, based on their fair values. Prior to fiscal 2007, the Company accounted for SBP awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of leases and indebtedness of franchisees. Wholesale receivables are primarily from grocery and convenience stores. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2008, 2007 and 2006, no customer accounted for more than 10% of Company-owned stores’ revenues. The Company’s two largest wholesale customers collectively accounted for approximately 10.2%, 10.2% and 10.3% of Company-owned stores’ revenues in fiscal 2008, 2007 and 2006, respectively. The Company’s two wholesale customers with the largest trade receivables balances collectively accounted for approximately 23.5% and 20.9% of wholesale doughnut customer trade receivables at February 3, 2008 and January 28, 2007, respectively. The foregoing percentages of revenues for fiscal 2007 and 2006 are computed based upon Company Stores segment revenues exclusive of sales of Consolidated Franchisees; revenues of Consolidated Franchisees accounted for 1.0% and 19.3% of total Company Stores revenues in fiscal 2007 and 2006, respectively. The Company had no Consolidated Franchisees in fiscal 2008.

     The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan and lease guarantees and records estimated liabilities for the present value of any payments the Company considers probable.

     SELF-INSURANCE RISKS AND RECEIVABLES FROM INSURERS. The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, the

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals, and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis.

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

     FOREIGN CURRENCY TRANSLATION. The Company has ownership interests in franchisees in Mexico and Canada and has store operations in Canada. The functional currency of each of these operations is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenues, expenses and the Company’s equity in the earnings or losses of the franchisee are translated using the average exchange rate for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are reflected in earnings.

     COMPREHENSIVE INCOME. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under FAS 130 are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of shareholders’ equity, and are summarized in the following table:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Accumulated other comprehensive income:
Unrealized gains (losses) on cash flow hedges, including amounts related to
Equity Method Franchisees	$(2,236)	$312
Cumulative foreign currency translation adjustments	2,371	1,897
	135	2,209
Less: deferred income taxes	(54)	(943)
	$81	$1,266

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     REVISIONS. At the beginning of fiscal 2008, the Company revised its presentation of gains and losses on disposals of property and equipment and foreign currency transaction gains and losses related to inventory purchases to report such amounts as components of income or loss from operations. Such amounts previously had been reported as components of non-operating income and expense. Gains and losses on disposals of property and equipment are now reported consistently with depreciation and amortization expense and impairment charges, and foreign currency gains and losses associated with purchases of materials are now reported with other components of materials purchases, as part of direct operating expenses. Amounts previously reported for fiscal 2007 and 2006 have been revised to reflect the presentation adopted in fiscal 2008; the effect of such revisions was not material.

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

     The Company’s income tax returns for certain years currently are under examination by the Internal Revenue Service as described in Note 15. In connection with that examination, the Company determined that certain income tax deductions related to exercises of stock options reflected in its fiscal 2004 tax return were overstated. The Company accounted for the tax benefit of such deductions as a deferred income tax asset, with

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

a corresponding credit to common stock, in fiscal 2004. These accounting entries constituted errors because the Company was not entitled to the related income tax deductions. In fiscal 2005, the Company established a valuation allowance against its deferred income tax assets via a charge to earnings, and such charge was overstated as a consequence of the fiscal 2004 error related to the tax benefit of stock option exercises. Because the Company concluded that these amounts were not material to the Company’s consolidated financial statements in the affected periods, and were not material to the fiscal 2006 consolidated financial statements, the Company corrected the errors by recording an approximately $1.5 million charge to common stock and a corresponding credit to the provision for income taxes in the first quarter of fiscal 2006 rather than restating prior periods’ financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company in fiscal 2010.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Management does not intend to adopt any fair value measurement options permitted by FAS 159 and, accordingly, does not expect FAS 159 to have any effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2009. Management does not expect adoption of FAS 157 to have a material effect on the Company’s financial position or results of operations.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company incurred net losses of $135.8 million, $42.2 million and $67.1 million in fiscal 2006, 2007 and 2008, respectively, which include non-cash impairment charges of $53.7 million, $10.8 million and $61.0 million, respectively.

     In addition, fiscal 2006 and 2007 results include non-cash charges of $35.8 million and $16.0 million, respectively, related to the settlement of certain litigation, and fiscal 2008 results reflect a non-cash credit of $14.9 million related to the same settlement, as described in Note 12.

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

charges, principally related to underperforming Company stores and, in fiscal 2008, a manufacturing and distribution facility the Company divested. Total impairment charges and lease termination costs for fiscal 2008 were $62.1 million.

     The Company had net cash flow from operations of $1.9 million, $22.1 million and $9.7 million in fiscal 2006, 2007, and 2008, respectively. Asset dispositions generated investing cash flows of $9.7 million in fiscal 2007 and $18.3 million in fiscal 2008, with the majority of such proceeds used to reduce the outstanding borrowings under the Company’s credit facilities.

     The Company’s fiscal 2009 operating plan reflects a decline in revenues and an increase in certain costs, including the impact of commodity prices on its raw materials costs, compared to fiscal 2008. The Company is taking measures to reduce controllable costs and has implemented, and, to the extent feasible, plans to implement in the future, price increases to offset increases in raw material costs. Based on the Company’s current working capital and the fiscal 2009 operating plan, management believes the Company can meet its projected operating, investing and financing cash requirements.

     In February 2007, the Company completed a refinancing using the proceeds of the 2007 Secured Credit Facilities described in Note 10, which are the Company’s principal source of external financing. These facilities consist of a $110 million term loan maturing in February 2014 and a $30 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Subsequent to the end of fiscal 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The financial covenants as of February 3, 2008, and the amended financial covenants for future years, are described in Note 10. While the Company was in compliance with the financial covenants as of February 3, 2008, and the Company expects to be able to comply with the amended financial covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments and waivers in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on the loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). The increase in rates will result in approximately $1.9 million of additional annual interest expense based on the current level of borrowings. Any future amendments or waivers could result in additional fees or rate increases.

     The Company has prepaid approximately $32.8 million of the $110 million term loan; such prepayments included prepayments of approximately $17.8 million from sales of property and equipment and discretionary prepayments of $5 million in each of the first, second and third quarters of fiscal 2008 made in order to reduce the likelihood of violating the leverage ratio covenant contained in the facilities. In addition to scheduled amortization of principal, the term loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     As of February 3, 2008, the maximum additional borrowing available to the Company was approximately $9.7 million, computed on a pro forma basis after giving effect to the reduction in lender commitments under the Company’s revolving credit facility described in Note 10.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, became more exacerbated during fiscal 2008. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 12. In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under these guarantees. The Company may be required to make payments under any of these guarantees in the next 12 months. During the year ended February 3, 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 88 stores and closed 26 stores in fiscal 2008. Franchisees have contractual commitments to open over 170 additional stores after fiscal 2008; however, the Company believes franchisees also will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Note 3 — Receivables

     The components of receivables are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Receivables:
Wholesale doughnut customers	$12,769	$15,091
Unaffiliated franchisees	14,607	13,927
Current portion of notes receivable	365	496
	27,741	29,514
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(570)	(682)
Unaffiliated franchisees	(4,180)	(2,063)
	(4,750)	(2,745)
	$22,991	$26,769
Receivables from Equity Method Franchisees (Notes 1 and 18):
Trade	$4,016	$3,719
Current portion of notes receivable	—	18
Less — allowance for doubtful accounts	(1,379)	(2,903)
	$2,637	$834

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$2,745	$13,656	$11,379
Provision for doubtful accounts	2,150	1,836	3,978
Reserves associated with acquired businesses	—	—	41
Effects of deconsolidation of subsidiaries	—	(115)	(132)
Chargeoffs	(145)	(12,632)	(1,610)
Balance at end of year	$4,750	$2,745	$13,656
Allowance for doubtful accounts related to Equity Method
Franchisees:
Balance at beginning of year	$2,903	$3,160	$1,105
Provision for doubtful accounts	(364)	1,554	2,055
Chargeoffs	(1,160)	(1,811)	—
Balance at end of year	$1,379	$2,903	$3,160

Note 4 — Inventories

     The components of inventories are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Raw materials	$6,055	$6,998
Work in progress	96	33
Finished goods	5,794	4,996
Purchased merchandise	7,969	8,872
Manufacturing supplies	73	107
	$19,987	$21,006

Note 5 — Other Current Assets

     Other current assets are composed of the following:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Miscellaneous receivables	$1,053	$700
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 8, 9 and 11)	609	665
Assets held for sale	—	5,156
Receivables from directors’ and officers’ insurance carriers	—	762
Prepaid expenses and other	3,985	4,717
	$5,647	$12,000

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment

     Property and equipment consists of the following:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Land	$19,058	$19,161
Buildings	64,513	100,784
Leasehold improvements	9,918	18,848
Machinery and equipment	62,327	123,285
Construction in progress	25	360
	155,841	262,438
Less: accumulated depreciation	(64,845)	(93,784)
	$90,996	$168,654

     Machinery and equipment includes assets leased under capital leases having a net book value of approximately $594,000 and $630,000 at February 3, 2008 and January 28, 2007, respectively. Depreciation expense was $17.8 million, $20.3 million and $27.9 million in fiscal 2008, 2007 and 2006, respectively.

     The Company recorded significant impairment charges related to property and equipment in fiscal 2008 as described in Note 13.

Note 7 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Indefinite-lived intangible assets:
Goodwill (by segment):
Franchise	$23,496	$23,496
Company Stores	—	4,598
	23,496	28,094
Reacquired franchise rights associated with Company Stores	360	840
	$23,856	$28,934

     During fiscal 2008, the Company recorded impairment charges of $4.6 million and $480,000 to reduce the carrying value of goodwill and reacquired franchise rights, respectively, to their estimated fair values. The goodwill impairment charge reflects reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores segment. Such reductions reflect current operating results, including the effects of higher materials and labor costs, as well as recent trends in operating results. The fair values of those reporting units are estimated using the present value of expected future cash flows. The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Other Assets

     The components of other assets are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Non-current portion of claims against insurance carriers related to
self-insurance programs (Notes 1, 5, 9 and 11)	$3,838	$4,276
Deferred financing costs, net of accumulated amortization	2,369	5,519
Deposits	1,275	1,408
Computer software, net of accumulated amortization	1,171	1,060
401(k) mirror plan assets (Notes 11 and 20)	368	255
Non-current portion of notes receivable from unaffiliated franchisees	74	308
Fair value of interest rate hedge	—	729
Other	374	3,287
	$9,469	$16,842

Note 9 — Other Accrued Liabilities

     The components of other accrued liabilities are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Current portion of self-insurance claims, principally worker’s compensation
(Notes 1, 5, 8 and 11)	$4,996	$5,885
Accrued compensation	4,846	3,891
Accrued vacation pay	3,981	4,192
Accrued guarantee obligations (Notes 12, 14 and 18)	3,419	450
Accrued taxes, other than income	3,036	3,336
Customer deposits	2,881	2,742
Fair value of interest rate hedge	2,231	—
Accrued health care claims	1,377	1,290
Accrued professional fees	1,114	3,880
Accrued utilities	862	1,031
Current portion of deferred franchise fee revenue	601	944
Current portion of lease termination costs (Notes 11 and 13)	322	189
Accrued interest	67	4,222
Other	6,216	6,422
	$35,949	$38,474

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
2007 Secured Credit Facilities	$76,119	$—
2005 Secured Credit Facilities	—	107,066
Capital lease obligations	594	630
	76,713	107,696
Less: current maturities	(1,557)	(1,730)
	$75,156	$105,966

     The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2009	$1,557
2010	963
2011	963
2012	963
2013	963
Thereafter	71,304
$76,713

   2007 Secured Credit Facilities

     On February 16, 2007, the Company closed new secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the 2005 Secured Credit Facilities described below (which were then terminated), to pay prepayment premiums under the 2005 Secured Credit Facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge related to the refinancing of approximately $9.6 million in the first quarter of fiscal 2008, representing the approximately $4.1 million prepayment fee related to the 2005 Secured Credit Facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and reduces the amount available for cash borrowings under the 2007 Revolver. The commitments under the 2007 Revolver were reduced to $30 million from $50 million in connection with the amendments to the 2007 Secured Credit Facilities executed in April 2008 (the “April Amendments”).

     Interest on borrowings under the 2007 Revolver and Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. As of February 3, 2008, the Applicable Margin for LIBOR-based loans was 3.50% and for Alternate Base Rate-based loans was 2.50%. The April Amendments to the 2007 Secured Credit Facilities more fully described

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

below increased the Applicable Margin for LIBOR-based loans to 5.50% and for Alternate Base Rate-based loans to 4.50%. In addition, those amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee of 0.50% on the unused portion of the 2007 Revolver lending commitment, which increased to 0.75% simultaneously with the reduction in the revolver lending commitments pursuant to the April Amendments.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in quarterly installments of approximately $240,000 (after adjustment for the effects of certain principal prepayments) and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of February 3, 2008, the consolidated leverage ratio was required to be not greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 3.25 to 1.0. As of February 3, 2008, the Company’s consolidated leverage ratio was approximately 3.03 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.23 to 1.0. The April Amendments provide that the consolidated leverage ratio shall not exceed 4.75 to 1.0 and the consolidated interest coverage ratio shall not be less than 2.5 to 1.0 in fiscal 2009. The maximum consolidated leverage ratio for periods after fiscal 2009 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 12-month period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, of which approximately $20.3 million were outstanding as of February 3, 2008. The maximum additional borrowing available to the Company as of February 3, 2008 was approximately $9.7 million (computed on a pro forma basis after giving effect to the April Amendments).

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

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. The Company is accounting for these derivatives as cash flow hedges.

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

     As required by the 2005 Secured Credit Facilities, the Company entered into an interest rate derivative contract having a notional principal amount of $75 million. The derivative contract eliminated the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 4.0% through April 2006, 4.50% from May 2006 through April 2007 and 5.0% from May 2007 through March 2008. This derivative was accounted for as a cash flow hedge from its inception in June 2005 through February 16, 2007. After that date, the derivative contract could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk due to a change in the computation of interest payment periods on the derivative contract relative to interest expense on the related indebtedness, and hedge accounting was discontinued. As a consequence,

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

subsequent changes in the fair value of the derivative contract after February 16, 2007 were reflected in earnings. Simultaneously with entering into the new derivative contracts described above related to the 2007 Secured Credit Facilities, the Company terminated the $75 million notional amount derivative contract.

   Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of February 3, 2008 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2009	$10,651	$654
2010	10,154	—
2011	9,929	—
2012	9,720	—
2013	8,686	—
Thereafter	110,518	—
	$159,658	654
Less: portion representing interest and executory costs		(60)
		$594

     Rent expense, net of rental income, totaled $14.8 million in fiscal 2008, $17.7 million in fiscal 2007 and $23.5 million in fiscal 2006.

   Cash Payments of Interest

     Interest paid, exclusive of deferred financing costs, totaled $13.6 million in fiscal 2008, $17.6 million in fiscal 2007 and $13.4 million in fiscal 2006.

Note 11 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Non-current portion of self-insurance claims, principally worker’s
compensation (Notes 1, 5, 8 and 9)	$11,754	$11,389
Accrued rent expense	6,935	7,534
Non-current portion of deferred franchise fee revenue	3,405	4,038
Non-current portion of lease termination costs (Notes 9 and 13)	2,515	1,461
401(k) mirror plan liabilities (Notes 8 and 20)	368	255
Other	2,293	5,017
	$27,270	$29,694

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 — Commitments and Contingencies

Legal Proceedings

     Except as disclosed below, the Company is not a party to any material legal proceedings.

   Litigation Settled

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company and seeking damages in an unspecified amount. Thereafter, 14 substantially identical purported class actions were filed in the same court. All the actions ultimately were consolidated. The court appointed lead plaintiffs in the consolidated action, who filed a second amended complaint on May 23, 2005, alleging claims under federal securities law on behalf of persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005.

     In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina against certain current and former directors of the Company, certain former officers of the Company, including Scott Livengood (the Company’s former Chairman and Chief Executive Officer), as well as certain persons or entities that sold franchises to the Company. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises. The complaints sought damages, rescission of the franchise acquisitions, disgorgement of the proceeds from these acquisitions and other unspecified relief.

     In October 2004, the Company’s Board of Directors elected Michael Sutton and Lizanne Thomas to the Board and appointed them members and co-chairpersons of a Special Committee to investigate the matters raised in connection with a formal investigation of the Company by the Securities and Exchange Commission (the “SEC”) described below, the allegations in the purported derivative lawsuits, issues raised by the Company’s independent auditors and other matters relevant to the foregoing.

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

     With respect to the securities class action, the Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly-traded securities between March 8, 2001 and April 18, 2005, inclusive. The settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by John Tate (the Company’s former Chief Operating Officer) and Randy Casstevens (a former Chief Financial Officer), a cash payment of $4 million made by the Company’s independent registered

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants.

     With respect to the derivative litigation, the Stipulation provided for the settlement and dismissal with prejudice of claims against all defendants except for claims against Mr. Livengood. The Company, acting through its Special Committee, settled claims against Mr. Tate and Mr. Casstevens for the following consideration: Messrs. Tate and Casstevens each agreed to contribute $100,000 in cash to the settlement of the securities class action; Mr. Tate agreed to cancel his interest in 6,000 shares of the Company’s common stock; and Messrs. Tate and Casstevens agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or by the United States Attorney for the Southern District of New York to specified amounts. The Company, acting through its Special Committee, has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. All other claims against defendants named in the derivative actions were dismissed with prejudice without paying any consideration. However, counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood. See “Other Contingencies and Commitments” below.

     On March 2, 2007, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The warrants expire on March 2, 2012.

     The Company recorded a non-cash charge to earnings in fiscal 2006 of approximately $35.8 million, representing the estimated fair value, as of late October 2006, of the common stock and warrants to be issued by the Company. In addition, the Company recorded a related receivable from its insurers in the amount of approximately $35.0 million, because the Company considered receipt of this amount to be probable based on the insurance companies’ agreements to contribute this amount to the settlement and the Company’s assessment of the insurance companies’ financial condition. Simultaneously, the Company recorded a liability in the amount of $70.8 million representing the then estimated aggregate fair value of the securities to be issued by the Company and the cash to be paid by the insurers. In the fourth quarter of fiscal 2007, the Company recorded an additional non-cash charge to earnings and an increase in the related liability of approximately $16.0 million, representing the increase from October 2006 to January 28, 2007 in the estimated fair value of the securities issued by the Company in connection with the Stipulation. The provision for settlement costs was adjusted downward by approximately $14.9 million in the first quarter of fiscal 2008 to reflect the decrease in the fair value of the securities from January 28, 2007 until their issuance on March 2, 2007. The fair value of the common shares was determined based upon the market price of the Company’s common stock on March 2, 2007, and the fair value of the warrants to acquire common shares was estimated as of that date as described in Note 16.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   State Court Books and Records Action

     On February 21, 2005, a lawsuit was filed against the Company in a North Carolina court seeking an order requiring the Company to permit the plaintiff to inspect and copy the books and records of the Company. On February 14, 2007, the federal district court approved the partial settlement of the consolidated derivative actions described above and entered an order dismissing those actions. On February 14, 2007, the North Carolina court filed a copy of that order and, on March 23, 2007, administratively dismissed the plaintiff’s books and records action.

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

   SEC Investigation

     On October 7, 2004, the staff of the SEC advised the Company that the SEC had entered a formal order of investigation concerning the Company. The Company is cooperating with the investigation.

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

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company on sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million in actual damages as well as punitive and treble damages. The Company intends to vigorously prosecute its claims against TAG and to vigorously defend against the counterclaims, which the Company believes are without merit.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Other matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $17.5 million and $22.6 million at February 3, 2008 and January 28, 2007, respectively, and are summarized in Note 18. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain debt and leases related to a franchisee. During the quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there is no current demand on the Company to perform under the guarantees, the Company believes it is probable that demand will be made on the Company to perform under them. The charge is comprised of $2.1 million representing 100% of the portion of principal balance of the franchisee’s loans guaranteed by the Company, and $900,000 representing the guaranteed portion of approximately one year’s total payments on the guaranteed leases. The estimated aggregate maximum remaining potential obligation on guaranteed leases over their remaining lives (which range from 11 to 16 years) and for which no provision has been recorded is approximately $8.8 million, assuming no sublease rentals or other loss mitigation benefits and no reduction for rights of setoff or other defenses the Company may have to the guarantees. During fiscal 2007, the Company recorded a provision of approximately $450,000 for estimated payments under a Company guarantee of indebtedness of another franchisee. These provisions are included in other non-operating income and expense in the accompanying consolidated statement of operations. There is no liability reflected for other guarantees as of February 3, 2008 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees. However, there can be no assurance that the Company will not be required to perform under those guarantees and, if circumstances change from those prevailing at February 3, 2008, additional provisions for guarantee payments could be required with respect to any of the guarantees, and such provisions could be significant.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Several of the Company’s former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.4 million remains as of

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

February 3, 2008). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, counsel for the plaintiffs in several settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $20.3 million at February 3, 2008, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of February 3, 2008, the Company had approximately $48.9 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts as of February 3, 2008 was an asset of approximately $267,000.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Impairment charges:
Impairment of goodwill – Company Stores segment	$4,598	$874	$3,511
Impairment of goodwill – KK Supply Chain segment	—	213	—
Total goodwill impairment charges	4,598	1,087	3,511
Impairment of long-lived assets	55,963	9,418	49,663
Impairment of reacquired franchise rights	480	120	560
Other	—	137	—
Total impairment charges	61,041	10,762	53,734
Lease termination costs:
Provision for termination costs	2,683	2,113	2,860
Less — reversal of previously recorded deferred rent expense	(1,651)	(356)	(1,532)
Net provision	1,032	1,757	1,328
	$62,073	$12,519	$55,062

     The goodwill impairment charges were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflect reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments, which caused a reduction in the estimated fair value of those reporting units. Such reductions reflect current operating results, including the effects of higher materials and labor costs, as well as recent trends in operating results. The Company conducts its annual goodwill impairment testing as of December 31.

     The Company tests other long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs (including the impact of rising commodity costs) on current results of operations, observed trends in operating results, and evidence of a change in circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of other long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $44.1 million, $9.4 million and $49.7 million in fiscal 2008, 2007 and 2006, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment. The fair value of equipment is based upon its estimated selling price to franchisees opening new stores, after considering refurbishment and transportation costs.

     For the fiscal year ended February 3, 2008, the Company also recorded an impairment charge of approximately $10.4 million (substantially all of which was recorded in the second quarter) with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management’s revised expectations

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

about the use and ultimate disposition of that facility. During the second quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. The Company sold these assets for approximately $10.9 million cash (net of expenses) in the fourth quarter of fiscal 2008, and recorded a credit to impairment charges of approximately $600,000, representing the excess of the ultimate selling price over the previously estimated disposition value of the facility.

     The Company also recorded an impairment charge of approximately $1.5 million during fiscal year ended February 3, 2008 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated fair value upon disposition. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

     The transactions reflected in the accrual for lease termination costs are as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$1,650	$1,981	$2,281
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease
rentals	1,961	122	2,682
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	526	1,824	77
Accretion of discount	196	167	101
Total provision	2,683	2,113	2,860
Proceeds from assignment of leases	966	—	—
Accruals related to deconsolidated franchisees	—	—	(1,012)
Payments on unexpired leases, including settlements with lessors	(2,462)	(2,444)	(2,148)
Total reductions	(1,496)	(2,444)	(3,160)
Balance at end of year	$2,837	$1,650	$1,981
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Other accrued liabilities	$322	$189	$282
Other long-term obligations	2,515	1,461	1,699
	$2,837	$1,650	$1,981

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14 — Other Non-Operating Income and Expense

     The components of other non-operating income and expense are as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Foreign currency transaction gain (loss)	$70	$163	$(248)
Gain on disposal of interests in Equity Method Franchisees
(Note 18)	260	7,308	—
Impairment charge related to investment in Equity Method
Franchisee (Note 18)	(572)	—	—
Provision for guarantee payments	(2,969)	(450)	—
	$(3,211)	$7,021	$(248)

     In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain debt and leases related to a franchisee. During the quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there is no current demand on the Company to perform under the guarantees, the Company believes it is probable that the Company will be required to perform under some, and potentially all, of them. The charge is comprised of $2.1 million representing 100% of the portion of principal balance of the franchisee’s loans guaranteed by the Company, and $900,000 representing the guaranteed portion of approximately one year’s total payments on the guaranteed leases. The estimated aggregate maximum remaining potential obligation on guaranteed leases over their remaining lives (which range from 11 to 16 years) and for which no provision has been recorded is approximately $8.8 million, assuming no sublease rentals or other loss mitigation benefits and no reduction for rights of setoff or other defenses the Company may have to the guarantees. During fiscal 2007, the Company recorded a provision of approximately $450,000 for estimated payments under a Company guarantee of indebtedness of another franchisee.

Note 15 — Income Taxes

     The components of the provision for income taxes (benefit) are as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Current	$1,435	$1,223	$1,112
Deferred	889	(12)	(1,888)
	$2,324	$1,211	$(776)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The components of the loss before income taxes are as follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Domestic	$(58,491)	$(45,705)	$(130,411)
Foreign	(6,236)	4,680	(6,125)
Total (loss) before income taxes	$(64,727)	$(41,025)	$(136,536)

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Income taxes at statutory federal rate	$(22,654)	$(14,359)	$(47,788)
State income taxes	(3,718)	(1,984)	(3,988)
Foreign (income) losses with no tax (cost) benefit	114	(2,216)	291
Valuation allowance provided on deferred income tax assets	27,642	19,420	50,284
Foreign withholding taxes	773	1,033	102
Other	167	(683)	323
	$2,324	$1,211	$(776)

     Income tax payments, net of refunds, were $682,000, $505,000 and $690,000 in fiscal 2008, 2007 and 2006, respectively.

     The components of deferred income taxes are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Net current assets (liabilities)	$83	$(20)
Net noncurrent assets (liabilities)	(83)	20
Net asset	$—	$—

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The tax effects of temporary differences are as follows:

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$29,830	$33,056
Accrued litigation settlement	7,315	20,463
Allowance for doubtful accounts	2,668	2,298
Other current assets	2,180	1,900
Property and equipment	11,907	1,731
Other non-current assets	1,084	959
Insurance accruals	5,404	5,406
Deferred revenue	3,306	5,310
Other current liabilities	5,478	6,219
Other non-current liabilities	3,733	3,553
Share-based compensation	4,262	2,129
Federal net operating loss carryforwards	79,339	52,371
Federal tax credit carryforwards	3,678	2,883
Charitable contributions carryforward	3,889	3,717
State net operating loss and credit carryforwards	12,176	7,526
Other	1,532	625
Gross deferred income tax assets	177,781	150,146
Valuation allowance on deferred income tax assets	(176,964)	(149,322)
Deferred income tax assets, net of valuation allowance	817	824
Deferred income tax liabilities:
Other	(817)	(824)
Gross deferred income tax liabilities	(817)	(824)
Net deferred income tax asset	$—	$—

     Certain amounts set forth in the preceding table as of January 28, 2007 differ from amounts previously reported; however, the aggregate net deferred income tax asset at that date is unchanged.

     The Company has recorded a valuation allowance against deferred income tax assets of $177.0 million and $149.3 million at February 3, 2008 and January 28, 2007, respectively, representing the amount of its deferred income tax assets in excess of its deferred income tax liabilities. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended February 3, 2008, that realization of the net deferred income tax asset was more likely than not.

     The Company has approximately $237 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2028. Of this amount, approximately $11 million is the result of tax deductions related to the exercise of stock options by employees, the tax benefits of which, if subsequently realized, will be recorded as an addition to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2010 through 2028.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. All significant state, local and foreign income tax matters have been concluded through fiscal 2004. The Company has concluded all U.S. federal income tax matters for all years prior to fiscal 2002.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company currently is subject to examinations of its fiscal 2002 through 2004 income tax returns by the Internal Revenue Service (“IRS”), and other tax examinations by other tax authorities in various jurisdictions. The IRS has informed the Company that it will seek to disallow permanently approximately $7.2 million of deductions claimed in the income tax returns currently under examination. The Company currently expects to agree with a portion of the adjustment proposed by the IRS, but disagrees with the balance of the proposed adjustment. Because the Company has net operating loss carryovers for federal income tax purposes, the proposed adjustment is not expected to result in significant payment of additional taxes with respect to the tax years under audit, but would, to the extent sustained by the IRS, result in an increase in taxes payable by the Company at such time, if any, as those net operating loss carryovers are exhausted. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes.

     The Company had $5.1 million of unrecognized tax benefits as of February 3, 2008. If recognized, $2.2 million of the unrecognized tax benefits would be recorded as a part of income tax expense and affect the Company’s effective income tax rate.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits recorded at adoption of FIN 48 effective January 29, 2007	$4,540
Increases for positions related to the current year	238
Increases for positions taken in prior years	794
Settlements with taxing authorities	(41)
Lapsing of statutes of limitations	(401)
Unrecognized tax benefits at February 3, 2008	$5,130

     It is reasonably possible that the total amount of unrecognized tax benefits will decrease in fiscal 2009 by up to approximately $3.9 million, of which approximately $1.4 million would be recorded as part of income tax expense if recognized. Decreases in the unrecognized tax benefits may result from the completion of the IRS income tax audit, the pending liquidation of foreign subsidiaries and the lapsing of statutes of limitations.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $670,000 of accrued interest and penalties as of February 3, 2008, and accrued approximately $220,000 for such items for the year then ended.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2007 of approximately $14.9 million was credited to earnings in the first quarter of fiscal 2008, at which time the aggregate fair value of the securities of approximately $36.9 million was reclassified from liabilities to common stock.

   Warrant Issued in Exchange for Services

     General and administrative expenses for fiscal 2007 and 2006 include $3.9 million and $2.8 million, respectively, representing, in the aggregate, the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The substantial charge to earnings related to the warrant in fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

   Share-Based Compensation for Employees

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded. In fiscal 2008, the Company’s shareholders amended the 2000 plan to extend the term of the 2000 Plan by two years to June 30, 2012 and to remove the 2000 Plan’s sublimit on the number of shares that may be issued in connection with awards of stock appreciation rights, restricted stock, common stock and performance unit awards. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000, of which 3,566,500 remain available for grant after fiscal 2008. The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

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

     The Company adopted FAS 123(R) using the modified prospective method of adoption; accordingly, financial statements for years prior to fiscal 2007 have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Under the modified prospective method of adoption, the aggregate fair value of stock options which were unvested at the end of fiscal 2006 that is attributable to employee service after fiscal 2006 will be charged to earnings over the remaining service period associated with the options. In addition, the Company is recognizing compensation expense for stock option awards made in fiscal 2007 and thereafter. The Company previously recognized compensation expense for grants of restricted stock based upon the fair value of the shares awarded, and this practice has continued after adoption of FAS 123(R). Under FAS 123(R), the fair value of SBP awards with respect to which employees render the requisite service necessary for the

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally ranges from three to four years. The fair value of SBP awards which vest in increments and for which vesting is subject to both market conditions and service conditions is charged to expense over the estimated vesting period of each increment of the award, each of which is treated as a separate award for accounting purposes.

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

     The aggregate cost of SBP awards charged to earnings in fiscal 2008 and fiscal 2007 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options during either year.

	Year Ended
	Feb. 3,	Jan. 29,
	2008	2007
	(In thousands)
Costs charged to earnings related to:
Stock options	$2,561	$4,978
Restricted stock and restricted stock units	5,038	1,009
Total costs	$7,599	$5,987
Costs included in:
Direct operating expenses	$2,384	$2,628
General and administrative expenses	5,215	3,359
Total costs	$7,599	$5,987

     Had compensation cost for the Company’s stock option plans for fiscal 2006 been determined based on the estimated fair value of the awards at the grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Stock-Based Compensation” (“FAS 123”), rather than using the intrinsic value method of APB 25, the Company’s earnings would have been affected as set forth in the table below:

Year Ended
Jan. 29, 2006
(In thousands, except
per share amounts)
Net (loss) as reported	$(135,760)
Deduct: SBP awards determined under fair value method	(9,102)
Pro forma net (loss)	$(144,862)
(Loss) per share:
Reported (loss) per share — Basic	$(2.20)
Pro forma (loss) per share — Basic	$(2.34)
Reported (loss) per share — Diluted	$(2.20)
Pro forma (loss) per share — Diluted	$(2.34)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 and 2007 also provide that the price of the Company’s common stock must increase by 20% and 40% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options are set forth in the following table:

	Year ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
Expected life of option	6.9 years	6.6 years	(1)
Risk-free interest rate	4.42%	4.63%	(1)
Expected volatility of stock	50.0%	51.8%	(1)
Expected dividend yield	—	—	(1)
____________________

(1)	Not applicable; no stock options were granted in fiscal 2006.

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

     The number of options granted during fiscal 2008, 2007 and 2006 and the aggregate and weighed average fair value of such options were as follows:

	Year ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
Weighted average fair value per share of options granted	$2.95	$4.88	(1)
Total number of options granted	784,200	1,400,000	—
Total fair value of all options granted	$2,309,700	$6,831,500	(1)
____________________

(1)	Not applicable; no stock options were granted in fiscal 2006.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table summarizes stock option transactions for fiscal 2008, 2007 and 2006. Option transactions include options granted under the 2000 Plan as well as options granted under the Company’s 1998 Stock Option Plan (the “1998 Plan”) pursuant to which grants may no longer be awarded.

		Weighted		Weighted
	Shares	Average		Average
	Subject	Exercise	Aggregate	Remaining
	to	Price	Intrinsic	Contractual
	Option	Per Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at January 30, 2005	7,448,500	$18.89
Granted	—	—
Exercised	(85,700)	$1.79	$459
Forfeited	(1,284,400)	$30.97
Outstanding at January 29, 2006	6,078,400	$16.58
Granted	1,400,000	$8.52
Exercised	—	—	—
Forfeited	(403,200)	$26.78
Outstanding at January 28, 2007	7,075,200	$14.40	$35,366	4.8 years
Granted	784,200	$5.21
Exercised	(110,800)	$2.63	$526
Forfeited	(1,352,800)	$13.76
Outstanding at February 3, 2008	6,395,800	$13.61	$3,796	3.6 years
Exercisable at February 3, 2008	5,253,300	$14.80	$3,796	2.4 years

     Additional information regarding stock options outstanding as of February 3, 2008, is as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of		Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$ 1.30 - $ 3.41	2,991,400	1.9	$1.73	2,588,600	$1.46
$ 5.25 - $ 9.71	544,000	8.0	$9.19	64,000	$5.25
$10.20 - $16.94	1,042,100	5.1	$13.95	788,600	$14.55
$28.11 - $28.58	624,000	4.3	$28.34	624,000	$28.34
$30.98 - $44.22	1,194,300	4.0	$37.41	1,188,100	$37.43

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock) under the 2000 Plan. The following table summarizes changes in unvested restricted stock awards for fiscal 2008, 2007 and 2006:

		Weighted
		Average
	Unvested	Grant Date
	Shares	Fair Value
Unvested at January 30, 2005	500	$38.66
Granted	—	—
Vested	(100)	$34.11
Forfeited	(400)	$39.43
Unvested at January 29, 2006	—	—
Granted	834,000	$8.52
Vested	(87,000)	$6.86
Forfeited	(3,000)	$9.71
Unvested at January 28, 2007	744,000	$8.71
Granted	1,552,000	$4.68
Vested	(795,500)	$4.96
Forfeited	(315,000)	$7.24
Unvested at February 3, 2008	1,185,500	$6.33

     The total fair value as of the grant date of shares vesting during fiscal 2008, 2007 and 2006 was $3,946,000, $597,000 and $3,000, respectively.

     As of February 3, 2008, the total unrecognized compensation cost related to SBP awards was approximately $9.0 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.6 years.

     At February 3, 2008, there were approximately 11,147,800 shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan and the 1998 Plan.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 17 — Segment Information

     The Company’s reportable segments are Company Stores, Franchise and KK Supply Chain. The Company Stores segment is comprised of the operating activities of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies mix, equipment and other items to both Company and franchisee-owned stores. The Franchise segment consists of the Company’s store franchise operations. Under the terms of the franchise agreements, the franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs incurred to recruit new franchisees and to open, monitor and aid in the performance of these stores and direct general and administrative expenses.

     All intercompany sales by the KK Supply Chain segment to the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating income for the Company Stores segment does not include any profit earned by the KK Supply Chain segment on sales of doughnut mix, ingredients and supplies to the Company Stores segment; such profit is included in KK Supply Chain operating income. The gross profit earned by the KK Supply Chain segment on sales of equipment to the Company Stores segment and eliminated in consolidation is not included in the KK Supply Chain segment operating income shown below, and depreciation expense charged to Company Stores operating income reflects the elimination of that intercompany profit.

     The following table presents the results of operations of the Company’s operating segments for fiscal 2008, 2007 and 2006. As described under “Revisions” in Note 1, in fiscal 2008 the Company revised its presentation of gains and losses on disposals of property and equipment and foreign currency transaction gains and losses related to inventory purchases to report such amounts as components of income or loss from operations rather than as components of non-operating income and expense. Certain amounts set forth in the table below for fiscal 2007 and 2006 differ from amounts previously reported as a result of such revision.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Revenues:
Company Stores	$304,444	$326,199	$398,450
Franchise	22,958	21,075	18,394
KK Supply Chain:
Total revenues	203,283	219,991	253,367
Less – intersegment sales elimination	(101,366)	(106,070)	(126,850)
External KK Supply Chain revenues	101,917	113,921	126,517
Total revenues	$429,319	$461,195	$543,361
Operating income (loss):
Company Stores	$(6,292)	$1,721	$(2,425)
Franchise	14,317	16,354	13,805
KK Supply Chain	24,083	32,311	32,089
Unallocated general and administrative expenses	(27,552)	(50,392)	(69,605)
Impairment charges and lease termination costs	(62,073)	(12,519)	(55,062)
Settlement of litigation	14,930	(15,972)	(35,833)
Total operating (loss)	$(42,587)	$(28,497)	$(117,031)
Depreciation and amortization expense:
Company Stores	$11,558	$15,979	$23,416
Franchise	92	119	145
KK Supply Chain	5,586	3,469	3,504
Corporate administration	1,197	1,479	1,855
Total depreciation and amortization expense	$18,433	$21,046	$28,920

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2008, 2007 and 2006 include approximately $48 million, $43 million and $24 million, respectively, from customers outside the United States. Approximately $4 million of the carrying value of property and equipment at January 28, 2007 relates to the Company’s operations in Canada.

Note 18 — Investments in Franchisees

     As of February 3, 2008, the Company has investments in seven franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. Notes receivable bear interest, payable semi-annually, at rates ranging from 6.5% to 10.0% per annum, and have maturity dates ranging from September 30, 2008 to the dissolution of the franchisee. These investments and notes receivable are included in “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Number of
		Stores as
		of Feb. 3	Ownership%
	Geographic Market	2008(1)	Company	Third Parties
A-OK, LLC	Arkansas, Oklahoma	5	30.3%	69.7%
KK-TX I, L.P.	Texas (Amarillo, Lubbock)	1	33.3%	66.7%
KremeWorks, LLC	Alaska, Hawaii, Oregon,	11	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	Southern Florida	3	35.3%	64.7%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	36	30.0%	70.0%
Priz Doughnuts, LP	Texas (El Paso), Mexico	2	66.7%	33.3%
	(Ciudad Juarez)
____________________

(1)	Includes satellite stores.

     Information about the financial position and results of operations of the Company’s Equity Method Franchisees is set forth below:

	Summary Financial Information(1)
		Net			Total
		Income	Total	Total	Equity
	Revenues	(Loss)	Assets	Liabilities	(Deficit)
	(In thousands)
A-OK, LLC	$11,121	$(626)	$6,568	$8,808	$(2,240)
KK-TX I, L.P.	2,268	(539)	1,216	2,348	(1,132)
KremeWorks, LLC	20,339	(2,121)	23,507	17,978	5,529
Kremeworks Canada, LP	1,511	(419)	2,850	3,576	(726)
Krispy Kreme of South Florida, LLC	13,196	53	9,026	13,036	(4,010)
Krispy Kreme Mexico, S. de R.L. de C.V.	14,238	(322)	10,816	5,242	5,574
Priz Doughnuts, LP(2)	3,904	—	—	—	—
____________________

(1)	The revenues and net income (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2007, and the amounts shown as total assets and total liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2007.

(2)	Information other than revenues was not available for Priz Doughnuts, LP.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below. The consolidated balance sheet at February 3, 2008 includes accruals for estimated payments under loan and lease guarantees of approximately $3.4 million related to Krispy Kreme of South Florida, LLC (“KKSF”) and Priz Doughnuts, LP (“Priz”). There is no liability reflected for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

	February 3, 2008
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(523)	$2,591	$—	$—	$2,319
KK-TX I, L.P.	(484)	203	—	—	810
Kremeworks, LLC	1,280	278	—	—	2,122
Kremeworks Canada, LP	—	17	—	—	—
Krispy Kreme of South Florida, LLC	—	102	—	—	11,801
Krispy Kreme Mexico, S. de R.L. de C.V.	1,677	756	—	—	—
Priz Doughnuts, LP	—	69	—	—	450
	$1,950	$4,016	$—	$—	$17,502

	January 28, 2007
	Investment				Loan and
	and	Trade	Notes Receivable		Lease
	Advances	Receivables	Current	Long-term	Guarantees
	(In thousands)
A-OK, LLC	$(333)	$1,563	$—	$—	$2,554
KK-TX I, L.P.	(305)	206	—	—	1,330
Kremeworks, LLC	1,492	514	—	—	2,667
Kremeworks Canada, LP	569	51	—	—	—
Krispy Kreme of South Florida, LLC(1)	—	18	—	—	15,600
Krispy Kreme Mexico, S. de R.L. de C.V.	1,801	225	—	—	—
Priz Doughnuts, LP	—	1,142	18	—	450
	$3,224	$3,719	$18	$—	$22,601
____________________

(1)	Reflects a correction of the previously reported guarantee amount of $10,231 reflected in the 2007 Form 10-K.

     Amounts shown in the preceding tables for accounts and notes receivable are before reduction for related allowances for doubtful accounts, which totaled approximately $1.4 million and $2.9 million at February 3, 2008 and January 28, 2007, respectively (see Note 3). The aggregate loan and lease guarantees at February 3, 2008 and January 28, 2007 shown in the preceding tables include $11.5 million and $15.0 million, respectively, representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In April 2008, the Company completed an agreement with A-OK, LLC and KK-TX-I, L.P. (which have common ownership and are collectively referred to as the “A-OK Parties”) pursuant to which, among other things, the Company conveyed to the owner of the A-OK Parties the Company’s equity interests in the A-OK Parties and compromised and settled certain disputed and past due amounts owed by the A-OK Parties to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the A-OK Parties’ indebtedness and lease obligations.

     During fiscal 2008, the Company reevaluated its investment in Kremeworks Canada, LP (“Kremeworks Canada”) and concluded that such investment was not recoverable; accordingly, the Company recorded an impairment charge of $572,000 to reduce the carrying value of the Company’s investment in Kremeworks Canada to zero. This charge is included in other non-operating income and expense, net in the consolidated statement of operations.

     In August 2007, the Company acquired an additional 33.4% interest in Priz as part of a plan to restructure its operations, which currently consist of two franchise stores.

     In December 2006, the Company entered into an agreement with KKSF pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtained the Company’s release from the guarantees and otherwise complied with the terms of the agreement, the Company agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration. While KKSF obtained the Company’s release from approximately $2.9 million of potential guarantee obligations since December 2006, as of February 3, 2008, KKSF was not in compliance with all of the terms of the agreement and which, in any event, has expired and not been extended. KKSF is seeking additional forbearance and/or financial support from the Company, and is in default with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments related to guarantees of KKSF loans and leases, as more fully described under “Other Commitment and Contingencies” in Note 12.

     The following table summarizes the Company’s obligations under the loan and lease guarantees as of February 3, 2008 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

		Total
		Loan/
	Guarantee	Lease	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
A-OK, LLC	22.3%-33.3%	$2,319	$366	198	143	147	150	1,315
KK-TX I, L.P.	30.0%-33.3%	810	147	128	92	69	52	322
Kremeworks, LLC	20.0%	2,122	1,506	616	—	—	—	—
Krispy Kreme of South
Florida, LLC	35.0%-100.0%	11,801	2,969	822	822	822	822	5,544
Priz Doughnuts, LP	66.7%	450	450	—	—	—	—	—
		$17,502	$5,438	$1,764	$1,057	$1,038	$1,024	$7,181

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 19 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $14.7 million, $22.9 million and $47.6 million in fiscal 2008, 2007 and 2006, respectively, of sales to franchise stores owned, in whole or in part, by emeritus directors and franchisees in which the Company has an ownership interest. In August 2005, the Company eliminated the position of emeritus director. Revenues also include royalties from these franchisees of $2.9 million, $4.4 million and $8.6 million in fiscal 2008, 2007 and 2006, respectively. Trade receivables from these franchisees are included in receivables from related parties in Note 3. These transactions were conducted pursuant to development and/or franchise agreements, the terms of which are substantially the same as those with similar franchisees.

     The Company’s franchisee for the Middle East is an affiliate of a shareholder which is the beneficial owner of approximately 14% of the company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $8.1 million in fiscal 2008 and $1.5 million in fiscal 2007. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as those currently offered to our other international franchisees.

Note 20 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute up to 100% of their salary and bonus to the plan on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $368,000 and $255,000 at February 3, 2008 and January 28, 2007, respectively.

     The Company currently matches 50% of the first 6% of compensation contributed by each employee to both the 401(k) Plan and the 401(k) Mirror Plan. Contributions expense for these plans totaled $847,000 in fiscal 2008, $838,000 in fiscal 2007 and $851,000 in fiscal 2006.

     In February 1999, the Company established the Krispy Kreme Profit Sharing Stock Ownership Plan (“KSOP”) pursuant to which the Company could contribute a discretionary percentage of each employee’s compensation, subject to Internal Revenue Code limits, to each eligible employee’s account under the plan. The Company made no contribution to this plan in fiscal 2008, 2007 or 2006. In connection with the settlement in fiscal 2007 of certain litigation involving the 401(k) Plan and the KSOP, the Company agreed to merge the KSOP with and into the Company’s 401(k) Plan, which occurred on June 1, 2007.

     KKDC established a nonqualified “mirror” plan, comparable to the KSOP, in February 1999. Contributions to this nonqualified plan could be made by the Company with respect to compensation earned by participants in excess of the maximum amount of compensation that may be taken into account under the qualified plan. No amounts were credited to employees under the nonqualified plan in fiscal 2008, 2007 or 2006.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In February 2002, the Company established the Krispy Kreme Doughnuts, Inc. Employee Stock Purchase Plan (“ESPP”) to provide eligible employees of the Company an opportunity to purchase Company common stock by deferring a portion of their compensation. Deferred amounts are accumulated and, at the end of each quarter, are used to purchase shares of common stock of the Company. The ESPP provides that the shares can be acquired either from the Company or in the open market. The Company recorded compensation expense related to the plan of $14,000 in fiscal 2006 prior to halting purchases under the ESPP. As of February 3, 2008, there were 2,000,000 common shares reserved for issuance under the ESPP.

Note 21 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2008 and 2007.

	Three Months Ended
	Apr. 29,	Jul. 29,	Oct. 28,	Feb. 3,
	2007	2007	2007	2008
	(In thousands, except per share data)
Revenues	$110,918	$104,098	$103,355	$110,948
Operating expenses:
Direct operating expenses	96,995	95,333	90,911	96,775
General and administrative expenses	6,822	6,922	5,650	6,909
Depreciation and amortization expense	4,688	4,086	4,868	4,791
Impairment charges and lease termination costs	12,663	22,109	(268)	27,569
Settlement of litigation	(14,930)	—	—	—
Other operating (income) and expense, net	(285)	16	196	86
Operating income (loss)	4,965	(24,368)	1,998	(25,182)
Interest income	438	407	379	198
Interest expense	(2,520)	(2,635)	(2,274)	(2,367)
Loss on extinguishment of debt.	(9,622)	—	—	—
Equity in (losses) of equity method franchisees	(221)	(258)	(216)	(238)
Other non-operating income and (expense), net	23	23	(309)	(2,948)
(Loss) before income taxes	(6,937)	(26,831)	(422)	(30,537)
Provision for income taxes	461	209	376	1,278
Net (loss)	$(7,398)	$(27,040)	$(798)	$(31,815)

(Loss) per common share:
Basic	$(.12)	$(.42)	$(.01)	$(.50)
Diluted	$(.12)	$(.42)	$(.01)	$(.50)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	Apr. 30,	Jul. 30,	Oct. 29,	Jan. 28,
	2006	2006	2006	2007
	(In thousands, except per share data)
Revenues	$119,365	$112,535	$117,107	$112,188
Operating expenses:
Direct operating expenses	97,085	97,048	96,192	99,054
General and administrative expenses	16,607	12,154	12,457	7,642
Depreciation and amortization expense	5,478	5,459	5,177	4,932
Impairment charges and lease termination costs	755	382	5,423	5,959
Settlement of litigation	—	—	—	15,972
Other operating (income) and expenses, net	(11)	111	(105)	1,921
Operating (loss)	(549)	(2,619)	(2,037)	(23,292)
Interest income	284	424	460	459
Interest expense	(5,133)	(5,036)	(5,196)	(4,969)
Equity in income (losses) of equity method franchisees	(494)	(365)	(65)	82
Other non-operating income and (expense), net	122	3,097	68	3,734
(Loss) before income taxes	(5,770)	(4,499)	(6,770)	(23,986)
Provision for income taxes	272	78	431	430
Net (loss)	$(6,042)	$(4,577)	$(7,201)	$(24,416)

(Loss) per common share:
Basic	$(.10)	$(.07)	$(.12)	$(.39)
Diluted	$(.10)	$(.07)	$(.12)	$(.39)

     Quarterly loss per share amounts may not add to the total loss per share for the year due to rounding.

Note 22 — Fair Value of Financial Instruments

     The carrying values and approximate fair values of certain financial instruments were as follows:

	Feb. 3, 2008		Jan. 28, 2007
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Assets
Cash and cash equivalents	$24,735	$24,735	$36,242	$36,242
Trade receivables	22,991	22,991	26,769	26,769
Commodity futures contracts	267	267	31	31
Interest rate derivative instruments	—	—	729	729

Liabilities:
Accounts payable	5,712	5,712	7,874	7,874
Interest rate derivative instruments	2,231	2,231	—	—
Long-term debt (including current maturities)	76,713	72,500	107,696	107,696

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of February 3, 2008, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of February 3, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; provide reasonable assurance that receipts and expenditures are being made only in accordance with management’s and/or the Board of Directors’ authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect material errors in our financial statements. Also, projection of any evaluation of the effectiveness of our internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, because the degree of compliance with our policies and procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2008, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of February 3, 2008, based on the COSO criteria.

     The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on our internal control over financial reporting appears on page 60 in this Annual Report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

     Our management report on internal control over financial reporting for the fiscal year ended January 28, 2007 described material weaknesses in our internal control over financial reporting. These material weaknesses continued to exist as of the end of the first three quarters of fiscal 2008, during which time we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses. In the fourth quarter of fiscal 2008, we completed testing of the design and operating effectiveness of enhanced controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of February 3, 2008, we had remediated the previously reported material weakness in our internal control over financial reporting.

     During fiscal 2008, we implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses:

1.	We designed and implemented several key initiatives to strengthen our control environment. These included:

  Establishing a formal risk assessment process and performing a formal enterprise risk assessment to gain insight as to areas of high risk throughout the Company.

  Establishing and implementing procedures to promote the sharing of financial information within and across our corporate and divisional offices and other operating facilities such that significant issues are brought to the attention of appropriate level of accounting and financial reporting personnel.

  Establishing and updating written accounting policies and procedures for our critical accounting policies.

  Establishing formal procedures for monitoring the appropriateness of, and maintaining user access and segregation of duties related to, our key financial applications.

2.	We designed and/or implemented several key initiatives to strengthen our internal control over financial closing and reporting including the following:

  Designing and implementing controls over the review and approval of journal entries to ensure the completeness, accuracy and validity of the entries recorded.

  Designing and implementing controls to ensure the completeness and accuracy of our accounting for equity method franchisees in accordance with GAAP.

  Designing and implementing controls to ensure that accrued expenses, including accruals for legal and professional fees, were complete and accurate in accordance with GAAP.

3.	We designed and implemented effective controls to ensure that revenue was recognized in the proper period for sales of equipment to franchisees in connection with new store openings.

4.	We designed and implemented effective controls over the application and monitoring of accounting policies related to lease renewal options, rent escalations, amortization periods for leasehold improvements and lease classification principally affecting property and equipment, accrued rent, capital lease obligations, rent expense and depreciation to ensure that such transactions were completely and accurately accounted for in accordance with GAAP.

5.	We designed and implemented effective controls to ensure that retired assets were written off in the appropriate period, that appropriate depreciable lives were assigned to capital additions and assets were capitalized in accordance with GAAP.

Changes in Internal Control over Financial Reporting

     Our remediation of the material weaknesses described above during the quarter ended February 3, 2008 has materially affected our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 17, 2008, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 22, 2007 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 17, 2008, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 17, 2008, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 17, 2008, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 17, 2008, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

	1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules.

	For each of the three years in the period ended February 3, 2008

	Schedule I — Condensed Financial Information of Registrant		110

	Schedule II — Valuation and Qualifying Accounts and Reserves		113

	3.	Exhibits.

Exhibit			Description of
Number			Exhibits
3.1		—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)
3.2		—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2007)
4.1		—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.2		—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on April 3, 2000)
4.3		—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2005)
4.4		—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2007)
10.1		—	Form of Associates License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on December 16, 1999)
10.2	*	—	Form of Development Agreement
10.3	*	—	Form of Franchise Agreement
10.4		—	Form of International Franchise Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.5		—	Form of International Development Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)
10.6		—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed with the Commission on February 22, 2000)
10.7		—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1(Commission File No. 333-92909), filed with the Commission on February 22, 2000)**

Exhibit			Description of
Number			Exhibits
10.8		—	Employment Agreement, dated January 6, 2004, between the Registrant and Michael C. Phalen (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for fiscal 2004)**
10.9		—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2007)**
10.10		—	Amendment, dated November 8, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2007)**
10.11		—	Employment Agreement, dated as of March 6, 2006, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2006)**
10.12		—	Amendment, dated March 30, 2007, to Employment Agreement, dated as of March 6, 2006, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 2, 2007)**
10.13		—	Agreement and Release, dated as of January 6, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daryl G. Brewster (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008)**
10.14		—	Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 5, 2008)**
10.15		—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Sandra K. Michel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2007)**
10.16		—	Amendment, dated October 3, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Sandra K. Michel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2007)**
10.17		—	Second Amendment, dated as of November 8, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Sandra K. Michel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 13, 2007)**
10.18	*	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson**
10.19	*	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch **
10.20		—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2007)**
10.21		—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.22		—	Credit Agreement, dated as of February 16, 2007, by and among KKDC, KKDI, the Subsidiary Guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent, issuing lender and swingline lender (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2007)

Exhibit			Description of
Number			Exhibits
10.23		—	Security Agreement, dated as of February 16, 2007, by and among KKDC, KKDI, the Subsidiary Guarantors party thereto and Credit Suisse, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 23, 2007)
10.24		—	Amendment No. 1, dated as of June 21, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2007)
10.25		—	Amendment No. 2, dated as of January 23, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2008)
10.26		—	Amendment No. 3, dated as of April 9, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2008)
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed October 8, 2004)**
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.29		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2007)
10.30	*	—	Form of Nonqualified Stock Option Agreement**
10.31		—	Stipulation and Agreement of Class and Derivative Settlement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006)
10.32	*	—	Annual Incentive Plan**
10.33	*	—	Form of Restricted Stock Agreement**
10.34	*	—	Purchase Agreement, dated December 21, 2007, entered into between Krispy Kreme Doughnut Corporation and Harlan Bakeries, Inc.
21	*	—	List of Subsidiaries
23	*	—	Consent of PricewaterhouseCoopers LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	Feb. 3,	Jan. 28,
	2008	2007
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$56,624	$78,962

SHAREHOLDERS’ EQUITY

Preferred stock	$—	$—
Common stock	355,615	310,942
Accumulated other comprehensive income	81	1,266
Accumulated deficit	(299,072)	(233,246)
Total shareholders’ equity	$56,624	$78,962

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
Equity in (losses) of subsidiaries	$(67,051)	$(42,236)	$(135,760)
Miscellaneous expenses	—	—	—
(Loss) before income taxes	(67,051)	(42,236)	(135,760)
Provision for income taxes (benefit)	—	—	—
Net (loss)	$(67,051)	$(42,236)	$(135,760)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	Feb. 3,	Jan. 28,	Jan. 29,
	2008	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(67,051)	$(42,236)	$(135,760)
Equity in earnings of subsidiaries	67,051	42,236	135,760
Net cash used by operating activities	—	—	—
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(292)	—	(351)
Net cash used for investing activities	(292)	—	(351)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	292	—	154
Collection of notes receivable secured by common stock	—	—	197
Net cash provided by financing activities	292	—	351
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

KRISPY KREME DOUGHNUTS, INC.

		Additions
	Balance at	Charged to	Charged
	beginning	costs and	to other		Balance at
Description	of year	expenses	accounts	Payments	end of year
	(In thousands)
Accrual for self-insurance claims, principally
worker’s compensation (current and
non-current portions)

Year ended January 28, 2007	$13,250	$8,223 (1)	—	$(4,199)	$17,274

Accrual included in:
Other accrued liabilities (Note 9)	$4,378				$5,885
Other long-term obligations (Note 11)	8,872				11,389
	$13,250				$17,274

Year ended February 3, 2008	$17,274	$3,381	—	$(3,905)	$16,750

Accrual included in:
Other accrued liabilities (Note 9)	$5,885				$4,996
Other long-term obligations (Note 11)	11,389				11,754
	$17,274				$16,750
____________________

(1)	Includes an increase in the estimated total cost of open claims of $2,040. All of the increase represents claim amounts covered by the Company’s stop-loss coverages; accordingly, there was a corresponding increase in amounts estimated to be recoverable from the Company’s insurance carriers related to such claims, and the increase in total estimated claims was offset by a credit from stop-loss insurance coverage, resulting in no net impact to earnings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and
Chief Financial Officer

Date: April 17, 2008

POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints James H. Morgan and Douglas R. Muir, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Annual Report on Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2008.

Signature	Title

/s/ James H. Morgan	Chairman of the Board of Directors, President and
James H. Morgan	Chief Executive Officer (Principal Executive Officer)

/s/ Douglas R. Muir	Executive Vice President and Chief Financial Officer
Douglas R. Muir	(Principal Financial and Accounting Officer)

/s/ Charles A. Blixt	Director
Charles A. Blixt

/s/ Lynn Crump-Caine	Director
Lynn Crump-Caine

/s/ C. Stephen Lynn	Director
C. Stephen Lynn

/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.

Signature	Title

/s/ Andrew J. Schindler	Director
Andrew J. Schindler

/s/ Michael H. Sutton	Director
Michael H. Sutton

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Togo D. West, Jr.	Director
Togo D. West, Jr.