Form 10-Q
period 2008-05-04
KRISPY KREME DOUGHNUTS INC
filed 2008-06-09
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2008
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
(336) 725-2981

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

     Number of shares of Common Stock, no par value, outstanding as of June 1, 2008: 65,862,479.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2011, 2010, 2009, 2008 and 2007 mean the fiscal years ended January 30, 2011, January 31, 2010, February 1, 2009, February 3, 2008 and January 28, 2007, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains statements about future events and expectations, including our business strategy and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

  significant changes in our management;

  risks associated with competition; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the SEC, including under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 (the “2008 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 4,	Feb. 3,
	2008	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,187	$24,735
Receivables	23,825	22,991
Accounts and notes receivable — equity method franchisees	1,532	2,637
Inventories	20,457	19,987
Deferred income taxes	83	83
Other current assets	3,979	5,647
Total current assets	79,063	76,080
Property and equipment	89,316	90,996
Investments in equity method franchisees	2,852	1,950
Goodwill and other intangible assets	23,856	23,856
Other assets	9,575	9,469
Total assets	$204,662	$202,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,488	$1,557
Accounts payable	5,074	5,712
Accrued liabilities	35,460	35,949
Total current liabilities	42,022	43,218
Long-term debt, less current maturities	74,176	75,156
Deferred income taxes	83	83
Other long-term obligations	26,413	27,270

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	356,870	355,615
Accumulated other comprehensive income	136	81
Accumulated deficit	(295,038)	(299,072)
Total shareholders’ equity	61,968	56,624
Total liabilities and shareholders’ equity	$204,662	$202,351

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands, except per share
	amounts)

Revenues	$103,641	$110,918
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	89,479	96,995
General and administrative expenses	6,847	6,822
Depreciation and amortization expense	2,236	4,688
Impairment charges and lease termination costs	(645)	12,663
Settlement of litigation	—	(14,930)
Other operating (income) and expense, net	111	(285)
Operating income	5,613	4,965
Interest income	126	438
Interest expense	(2,063)	(2,520)
Loss on extinguishment of debt	—	(9,622)
Equity in losses of equity method franchisees	(268)	(221)
Other non-operating income and (expense), net	924	23
Income (loss) before income taxes	4,332	(6,937)
Provision for income taxes	298	461
Net income (loss)	$4,034	$(7,398)

Income (loss) per common share:
Basic	$.06	$(.12)
Diluted	$.06	$(.12)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$4,034	$(7,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,236	4,688
Deferred income taxes	(36)	172
Impairment charges	158	12,438
Settlement of litigation	—	(14,930)
Accrued rent expense	157	75
(Gain) loss on disposal of property and equipment	40	(444)
Gain on disposal of equity method franchisee	(931)	—
Change in unrealized loss on interest rate derivatives	(597)	—
Share-based compensation	1,223	2,156
Provision for doubtful accounts	(760)	1,230
Amortization of deferred financing costs	452	5,603
Equity in losses of equity method franchisees	268	221
Other	139	171
Change in assets and liabilities:
Receivables	541	2,027
Inventories	(476)	(2,585)
Other current and non-current assets	1,609	2,113
Accounts payable and accrued liabilities	(533)	(3,789)
Other long-term obligations	(1,019)	(411)
Net cash provided by operating activities	6,505	1,337
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(718)	(2,077)
Proceeds from disposals of property and equipment	125	4,726
Decrease in other assets	4	27
Net cash provided by (used for) investing activities	(589)	2,676
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	110,000
Repayment of long-term debt	(1,050)	(116,681)
Deferred financing costs	(434)	(2,771)
Proceeds from exercise of stock options	52	175
Other	(20)	—
Net cash used for financing activities	(1,452)	(9,277)
Effect of exchange rate changes on cash	(12)	3
Net increase (decrease) in cash and cash equivalents	4,452	(5,261)
Cash and cash equivalents at beginning of period	24,735	36,242
Cash and cash equivalents at end of period	$29,187	$30,981

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income (loss):
Net income for the three months ended May 4, 2008				4,034	4,034
Foreign currency translation adjustment, net of income taxes of $35			53		53
Unrealized income from cash flow hedge, net of income taxes of $1			2		2
Total comprehensive income					4,089
Exercise of stock options	40	52			52
Share-based compensation (Note 10)	329	1,223			1,223
Cancellation of restricted shares	(7)	(20)			(20)
BALANCE AT MAY 4, 2008	65,732	$356,870	$136	$(295,038)	$61,968

BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net loss for the three months ended April 29, 2007				(7,398)	(7,398)
Foreign currency translation adjustment, net of income taxes of $47			105		105
Unrealized loss from cash flow hedge, net of income tax benefit of $125			(191)		(191)
Total comprehensive loss					(7,484)
Exercise of stock options	53	175			175
Issuance of common shares and warrants (Notes 6 and 10)	1,834	36,875			36,875
Share-based compensation (Note 10)	185	2,156			2,156
BALANCE AT APRIL 29, 2007	64,742	$350,148	$1,180	$(239,419)	$111,909

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Overview

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2008. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Report, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 3, 2008 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

     NATURE OF BUSINESS. Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and related items through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties from franchisees. Additionally, the Company sells doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees.

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

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period (exclusive of shares of restricted stock which have been issued but have not yet vested). The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and the vesting of currently unvested shares of restricted stock.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Numerator: net income (loss)	$4,034	$(7,398)
Denominator:
Basic earnings per share - weighted average shares outstanding	64,703	63,151
Effect of dilutive securities:
Stock options	1,336	—
Restricted stock	62	—
Diluted earnings per share - weighted average shares outstanding plus dilutive potential common shares	66,101	63,151

     Stock options with respect to 4.5 million shares and 1.3 million unvested shares of restricted stock have been excluded from the number of shares used in the computation of diluted earnings per share for the three months ended May 4, 2008 because their inclusion would be antidilutive. All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months ended April 29, 2007 because the Company incurred a net loss for the period and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options based on their fair values. See Note 10 for additional information regarding share-based compensation.

Recent Accounting Pronouncements

     Effective February 4, 2008 (the first day of fiscal 2009), the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”), as described in Note 11. FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. Adoption of FAS 157 had no material effect on the Company’s financial position or results of operations. See Note 11 for additional information regarding fair value measurement.

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company adopted FAS 159 as of February 4, 2008 and did not elect any fair value measurement options permitted by FAS 159 and, accordingly, FAS 159 did not have any effect on the Company’s financial position or results of operations.

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company in fiscal 2010.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years, including $12.4 million in the first quarter of fiscal 2008 principally related to underperforming Company stores.

     The Company had net cash provided by operating activities of $6.5 million in the first quarter of fiscal 2009 and $1.3 million in the first quarter of fiscal 2008. Net cash provided by operating activities in the first quarter of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

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

     The Company’s 2007 Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $75.1 million as of May 4, 2008 which matures in February 2014 and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Effective April 9, 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The amended financial covenants are described in Note 5. While the Company was in compliance with the amended financial covenants as of May 4, 2008, and the Company expects to continue to be able to comply with these covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6. Such guarantees totaled $14.0 million as of May 4, 2008, and the aggregate recorded liability for estimated payments under such guarantees was $3.4 million at that date. The Company may be required to make payments under one or more of these guarantees in the next 12 months. During fiscal 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 28 stores and closed seven stores in the first quarter of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Note 3 — Receivables

     The components of receivables are as follows:

	May 4,	Feb. 3,
	2008	2008
	(In thousands)
Receivables:
Wholesale doughnut customers	$13,090	$12,769
Unaffiliated franchisees	13,769	14,607
Current portion of notes receivable	342	365
	27,201	27,741
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(377)	(570)
Unaffiliated franchisees	(2,999)	(4,180)
	(3,376)	(4,750)
	$23,825	$22,991
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,535	$4,016
Less — allowance for doubtful accounts	(3)	(1,379)
	$1,532	$2,637

     The allowances for doubtful accounts declined from an aggregate of $6.1 million at February 3, 2008 to $3.4 million at May 4, 2008 principally due to write-offs of receivables previously reserved.

Note 4 — Inventories

     The components of inventories are as follows:

	May 4,	Feb. 3,
	2008	2008
	(In thousands)
Raw materials	$6,808	$6,055
Work in progress	72	96
Finished goods	5,191	5,794
Purchased merchandise	8,310	7,969
Manufacturing supplies	76	73
	$20,457	$19,987

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	May 4,	Feb. 3,
	2008	2008
	(In thousands)
2007 Secured Credit Facilities	$75,139	$76,119
Capital lease obligations	525	594
	75,664	76,713
Less: current maturities	(1,488)	(1,557)
	$74,176	$75,156

     In February 2007, the Company closed secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan and used the proceeds to retire approximately $107 million of indebtedness outstanding under the Company’s former secured credit facilities (which were then terminated), to pay prepayment premiums under the former secured credit facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge related to the refinancing of approximately $9.6 million in the first quarter of fiscal 2008, representing the approximately $4.1 million prepayment fee related to the former secured credit facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

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

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. As of May 4, 2008, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 5.50% and 4.50%, respectively (3.50% and 2.50%, respectively, prior to the April Amendments and 2.75% and 1.75%, respectively, prior to amendments executed in January 2008 to permit the sale of certain real estate). In addition, the April Amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee on the unused portion of the 2007 Revolver lending commitment, which increased from 0.50% to 0.75% simultaneously with the reduction in the revolver lending commitments pursuant to the April Amendments.

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

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of May 4, 2008, the consolidated leverage ratio was required to be not greater than 4.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.5 to 1.0. As of May 4, 2008, the Company’s consolidated leverage ratio was approximately 3.0 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.2 to 1.0. The maximum consolidated leverage ratio for periods after fiscal 2009 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 12-month period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $18.3 million as of May 4, 2008. The maximum additional borrowing available to the Company as of May 4, 2008 was approximately $11.7 million.

     The 2007 Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of the April Amendments, which provide that interest on LIBOR-based borrowings is payable at the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 will be reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 will be charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings. As of May 4, 2008, the fair value of the derivatives was a liability of approximately $1.6 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of May 4, 2008 includes an accumulated loss related to these derivatives of approximately $1.3 million (net of income taxes of approximately $900,000).

Note 6 — Commitments and Contingencies

Legal Proceedings

     Except as disclosed below, the Company is not a party to any material legal proceedings.

     Pending Litigation and Investigations

     The Company is subject to litigation and investigations, the outcome of which cannot presently be determined. The Company cannot predict the likelihood of an unfavorable outcome with respect to these matters, or the amount or range of potential loss with respect to, or the amount that might be paid in connection with any settlement of, any of these pending matters, and, accordingly, no provision for loss with respect to any of the following matters has been reflected in the consolidated financial statements.

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

     Litigation Settled

   Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. Subsequently, 14 substantially identical purported class actions were filed in the same court. All the actions ultimately were consolidated.

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

     In October 2006, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants. In February 2007, the Court entered final judgment dismissing all claims with respect to all defendants in the derivative action, except for claims that the Company may assert against Mr. Livengood, and entered final judgment dismissing all claims with respect to all defendants in the securities class action.

     With respect to the securities class action, the settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by each of a former Chief Operating Officer and former Chief Financial Officer of the Company, a cash payment of $4 million made by the Company’s independent registered public accounting firm, and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved.

     The Stipulation also provided for the settlement and dismissal with prejudice of claims against all defendants in the derivative action, except for claims against Mr. Livengood. In addition to their contribution of $100,000 each to the settlement of the securities class action, the two former officers agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or by the United States Attorney for the Southern District of New York to specified amounts. The Company has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. Counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood. See “Other Commitments and Contingencies” below.

     In the first quarter of fiscal 2008, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company as of March 2, 2008, which resulted in a non-cash credit to earnings of $14.9 million.

     Other matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain leases and loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled $14.0 million and $17.5 million at May 4 and February 3, 2008, respectively, and are summarized in Note 9. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet. In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain debt and leases related to a franchisee. During the fourth quarter of fiscal 2008, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no current demand on the Company to perform under the guarantees, the Company concluded it was probable that demand would be made on the Company to perform under them. The charge was comprised of $2.1 million representing 100% of the portion of principal balance of the franchisee’s loans guaranteed by the Company, and $900,000 representing the guaranteed portion of approximately one year’s total payments on the guaranteed leases. The estimated aggregate maximum remaining potential obligation on guaranteed leases over their remaining lives (which range from 11 to 16 years) and for which no provision has been recorded is approximately $8.6 million as of May 4, 2008, assuming no sublease rentals or other loss mitigation benefits and no reduction for rights of setoff or other defenses the Company may have to the guarantees. During fiscal 2007, the Company recorded a provision of approximately $450,000 for potential payments under a Company guarantee of indebtedness of another franchisee. The aggregate recorded liability for these guarantees of $3.4 million as of May 4, 2008 is included in accrued liabilities in the accompanying consolidated balance sheet. There is no liability reflected for other guarantees as of May 4, 2008 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at May 4, 2008, additional provisions for guarantee payments could be required with respect to any of the guarantees, and such provisions could be significant.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Several of the Company’s former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.4 million remains as of May 4, 2008). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, counsel for the plaintiffs in the settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $18.3 million at May 4, 2008, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts as of May 4, 2008 was a liability of approximately $258,000.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$158	$12,038
Impairment of reacquired franchise rights	—	400
Total impairment charges	158	12,438
Lease termination costs:
Provision for (reversal of) termination costs	(803)	364
Less — reversal of previously recorded deferred rent expense	—	(139)
Net provision	(803)	225
	$(645)	$12,663

     When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were $10.7 million for the three months ended April 29, 2007. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment.

     The Company recorded an impairment charge of approximately $1.3 million during the three months ended April 29, 2007 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated fair value upon disposition. The Company sold these assets for approximately $1.9 million during the quarter ended October 28, 2007.

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

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals. The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Balance at beginning of period	$2,837	$1,650
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	(860)	324
Accretion of discount	57	40
Total provision	(803)	364
Proceeds from assignment of leases	748	—
Payments on unexpired leases, including settlements with lessors	(515)	(441)
Total reductions	233	(441)
Balance at end of period	$2,267	$1,573

Note 8 — Segment Information

     The following table presents the results of operations of the Company’s operating segments for the first quarter of fiscal 2009 and 2008. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Revenues:
Company Stores	$72,182	$80,452
Franchise	6,512	5,000
KK Supply Chain:
Total revenues	50,719	52,729
Less - intersegment sales elimination	(25,772)	(27,263)
External KK Supply Chain revenues	24,947	25,466
Total revenues	$103,641	$110,918

Operating income:
Company Stores	$(294)	$(168)
Franchise	4,442	3,293
KK Supply Chain	7,992	6,695
Unallocated general and administrative expenses	(7,172)	(7,122)
Impairment charges and lease termination costs	645	(12,663)
Settlement of litigation	—	14,930
Total operating income	$5,613	$4,965

Depreciation and amortization expense:
Company Stores	$1,628	$3,492
Franchise	21	24
KK Supply Chain	262	872
Corporate administration	325	300
Total depreciation and amortization expense	$2,236	$4,688

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     As of May 4, 2008, the Company has investments in five franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below. Current liabilities at May 4 and February 3, 2008 include accruals for potential payments under loan and lease guarantees of approximately $3.4 million related to Krispy Kreme of South Florida, LLC (“KKSF”) and Priz Doughnuts, LP (“Priz”). There is no liability reflected for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

	May 4, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	1,196	322	1,998
Kremeworks Canada, LP	24.5%	—	36	—
Krispy Kreme of South Florida, LLC	35.3%	—	61	11,583
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,656	1,050	—
Priz Doughnuts, LP	66.7%	—	66	450
		$2,852	$1,535	$14,031

	February 3, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(523)	$2,591	$2,319
KK-TX I, L.P	33.3%	(484)	203	810
Kremeworks, LLC	25.0%	1,280	278	2,122
Kremeworks Canada, LP	24.5%	—	17	—
Krispy Kreme of South Florida, LLC	35.3%	—	102	11,801
Krispy Kreme Mexico, S. de R.L. de C.V	30.0%	1,677	756	—
Priz Doughnuts, LP	66.7%	—	69	450
		$1,950	$4,016	$17,502

     Amounts shown in the preceding table for trade receivables as of February 3, 2008 are before reduction for related allowances for doubtful accounts, which totaled $1.4 million. The aggregate loan and lease guarantees at May 4, 2008 include $9.5 million representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments.

In April 2008, the Company completed an agreement with A-OK, LLC and KK-TX-I, L.P. (which have common ownership and are collectively referred to as the “A-OK Parties”) pursuant to which, among other things, the Company conveyed to the owner of the A-OK Parties the Company’s equity interests in the A-OK Parties and compromised and settled certain disputed and past due amounts owed by the A-OK Parties to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the A-OK Parties’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction which is included in “Other non-operating income and expense” in the accompanying consolidated statement of operations.

     In December 2006, the Company entered into an agreement with KKSF pursuant to which, among other things, the Company agreed to permit KKSF to close certain of its stores and granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. If KKSF obtained the Company’s release from the guarantees and otherwise complied with the terms of the agreement, the Company agreed to convey to the majority owner of KKSF the Company’s equity interest in KKSF without further consideration. While KKSF has obtained the Company’s release from approximately $2.9 million of potential guarantee obligations since December 2006, as of May 4, 2008, KKSF was not in compliance with all of the terms of the agreement and which, in any event, has expired and not been extended. KKSF is seeking additional forbearance and/or financial support from the Company, and has incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for potential payments related to guarantees of KKSF loans and leases, as more fully described under “Other Commitments and Contingencies” in Note 6.

Note 10 — Shareholders’ Equity

Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months ended May 4, 2008 and April 29, 2007 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock during either period.

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Costs charged to earnings related to:
Stock options	$689	$1,453
Restricted stock	534	703
Total costs	$1,223	$2,156

Costs included in:
Direct operating expenses	$514	$906
General and administrative expenses	709	1,250
Total costs	$1,223	$2,156

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

     The common stock and warrants had a fair value as of January 28, 2007 of approximately $51.8 million which, together with the approximately $35.0 million cash paid to the settlement class by the Company’s insurers, was reflected in the consolidated balance sheet. The decrease in the estimated fair value of the common stock and warrants from January 28, 2007 to their issuance on March 2, 2007 of approximately $14.9 million was credited to earnings in the first quarter of fiscal 2008, at which time the aggregate fair value of the securities of approximately $36.9 million was reclassified from liabilities to common stock.

Note 11 — Fair Value Measurements

     Except as described in the following paragraph, effective February 4, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 is intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

     FAS 157 was to be effective for years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

     FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

  Level 2 - Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities. These include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     Adoption of FAS 157 had no material effect on the Company’s financial position or results of operations.

     The Company has no material financial assets or liabilities measured at fair value except for interest rate derivatives liabilities described in Note 5. Such liabilities had a fair value of approximately $1.6 million at May 4, 2008. The fair value of these over-the-counter derivatives was determined using a discounted cash flow model based on the terms of the contracts. The most significant input to this model is implied forward LIBOR rates. These are classified within level 2 of the valuation hierarchy.

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

     As of May 4, 2008, there were 470 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom, of which 105 were owned by the Company and 365 were owned by franchisees. Of the 470 stores, 289 were factory stores and 181 were satellites; 239 stores were located in the United States and 231 were located in other countries.

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

     On May 13, 2008, the Company entered into an agreement with BakeMark USA LLC of Pico Rivera, California pursuant to which BakeMark will distribute doughnut mix, other ingredients and supplies to substantially all Company and franchise stores located west of the Mississippi River. As previously announced, the Company plans not to renew the lease for its California distribution center, which has been distributing mix, ingredients and supplies to the majority of these locations, and plans to exit the California facility by August 31, 2008.

     Several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein. Such guarantees totaled $14.0 million as of May 4, 2008, and the aggregate recorded liability for estimated payments under such guarantees was $3.4 million at that date. During fiscal 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 28 stores and closed seven stores in the first quarter of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the first quarter of fiscal 2009 and 2008 expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
Revenues	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	86.3	87.4
General and administrative expenses	6.6	6.2
Depreciation and amortization expense	2.2	4.2
Impairment charges and lease termination costs	(0.6)	11.4
Settlement of litigation	—	(13.5)
Other operating (income) and expense, net	0.1	(0.3)
Operating income	5.4%	4.5%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended May 4, 2008:
FEBRUARY 3, 2008	97	198	295
Opened	—	4	4
Closed	—	(6)	(6)
Converted to satellites	(4)	—	(4)
MAY 4, 2008	93	196	289

Three months ended April 29, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	8	9
Closed	—	(4)	(4)
APRIL 29, 2007	109	192	301

Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended May 4, 2008:
FEBRUARY 3, 2008	8	146	154
Opened	—	24	24
Closed	—	(1)	(1)
Converted from factory stores	4	—	4
MAY 4, 2008	12	169	181

Three months ended April 29, 2007:
JANUARY 28, 2007	5	94	99
Opened	—	4	4
Closed	—	—	—
APRIL 29, 2007	5	98	103

Data on the aggregate number of factory and satellite stores as of May 4, 2008 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	88	113	201
International	5	83	88
Total factory stores	93	196	289

SATELLITES:
Domestic:
Hot shops	9	15	24
Fresh shops	3	11	14
Kiosks	—	—	—
Total domestic	12	26	38

International:
Hot shops	—	29	29
Fresh shops	—	66	66
Kiosks	—	48	48
Total international	—	143	143

Total satellites	12	169	181

     Franchisees closed seven stores in the first quarter for fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant.

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

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). Operating weeks represents, on a Company and systemwide basis, the aggregate number of weeks in a period that both factory and satellite stores were in operation.

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$53.7	$55.3
Systemwide	$35.3	$39.3
Store operating weeks:
Company	1,339	1,456
Systemwide	5,699	5,009
__________________

(1)	Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED MAY 4, 2008 COMPARED TO THREE MONTHS ENDED APRIL 29, 2007

   Overview

     Systemwide sales for the first quarter of fiscal 2009 increased approximately 2.4% compared to the first quarter of fiscal 2008, reflecting a 13.8% increase in store operating weeks, partially offset by a 10.2% decrease in average weekly sales per store. The systemwide sales increase reflects an 11.2% increase in franchise store sales, partially offset by a 10.3% decrease in Company Stores sales from the prior year quarter. During the first quarter of fiscal 2009, four franchise factory stores were opened and six franchise factory stores were closed, and four Company factory stores were converted from factory stores to satellite stores. The total number of factory stores at the end of the first quarter of fiscal 2009 was 289, consisting of 93 Company stores and 196 franchise stores. Satellite stores made up 38.5% of the total systemwide store count as of May 4, 2008, compared to 25.5% at April 29, 2007. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, are operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store. On a same store basis (as described below), systemwide on-premises sales decreased 3.9% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

   Revenues

     Total revenues decreased 6.6% to $103.6 million for the three months ended May 4, 2008 from $110.9 million for the three months ended April 29, 2007. The decrease was comprised of a 10.3% decrease in Company Stores revenues to $72.2 million, a 30.2% increase in Franchise revenues to $6.5 million, and a 2.0% decrease in KK Supply Chain revenues to $24.9 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$72,182	$80,452
Franchise	6,512	5,000
KK Supply Chain:
Total revenues	50,719	52,729
Less - intersegment sales elimination	(25,772)	(27,263)
External KK Supply Chain revenues	24,947	25,466
Total revenues	$103,641	$110,918

PERCENTAGE OF TOTAL REVENUES:
Company Stores	69.6%	72.5%
Franchise	6.3	4.5
KK Supply Chain	24.1	23.0
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 10.3% to $72.2 million in the first quarter of fiscal 2009 from $80.5 million in the first quarter of fiscal 2008. The decrease reflects an 8.0% decline in store operating weeks and a 2.9% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of nine factory stores since the end of first quarter fiscal 2008.

     On-premises sales (which include fundraising sales) comprised approximately 46% and 43% of total Company Stores revenues in the first quarter of fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

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

	Three months ended
	May 4,	Apr. 29,
	2008	2007
ON-PREMISES:
Change in same store sales	1.2%	0.1%
OFF-PREMISES:
Change in average weekly number of doors	(6.7)%	1.3%
Change in average weekly sales per door	(8.6)%	(4.3)%

     On-premises same stores sales increased slightly in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, generally reflecting an increase in the average guest check offset by reduced customer traffic. The decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and doors in the convenience store channel. The average weekly sales per door fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(Dollars in thousands)
Royalties	$5,739	$4,453
Development and franchise fees	647	439
Other	126	108
Total revenues	$6,512	$5,000

     Royalty revenues rose to $5.7 million in the first quarter of fiscal 2009 from $4.5 million in the first quarter of fiscal 2008. Sales by franchise stores, as reported by the franchisees, were approximately $130 million in the first quarter of fiscal 2009 and $117 million in the first quarter of fiscal 2008. The Company did not recognize as revenue approximately $160,000 and $800,000 of uncollected royalties which accrued during the first quarter of fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. All of the growth in franchisee sales in the first quarter of fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, principally due to store closings.

     Development and franchise fees increased $208,000 in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to an increase in store openings by franchisees in the first quarter of fiscal 2009 compared to the first quarter of last year.

     Franchisees opened 28 stores in the first quarter of fiscal 2009. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than the comparable period of fiscal 2008. Franchisees closed seven stores in the first quarter of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 2.0% to $24.9 million in the first quarter of fiscal 2009 from $25.5 million in the first quarter of fiscal 2008. The most significant reason for the decrease in revenues was lower unit sales of mixes, icings and fillings, sugar, shortening, packaging and supplies by KK Supply Chain. An increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. In certain instances, instead of selling finished doughnut mix to international franchisees, the Company sells doughnut mix concentrate, which is combined with other ingredients sourced locally to produce doughnut mix. While the KK Supply Chain’s profit on sales of concentrate is intended to be similar to the profit which would be earned on the finished mix made from that concentrate, sales of concentrate generate less revenue than would sales of an equivalent amount of finished mix. In addition, many of the other ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue associated with the sales of mixes and certain other ingredients resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Franchisee expansion in first quarter of fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment; furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 7% and 13% of KK Supply Chain revenues in the first quarter of fiscal 2009 and 2008, respectively.

     Franchisees opened 28 stores in the first quarter of fiscal 2009. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than in the comparable period of fiscal 2008. Franchisees closed seven stores in the first quarter of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 86.3% of revenues in the first quarter of fiscal 2009 compared to 87.4% of revenues in the first quarter of fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$70,792	$77,262
Franchise	2,049	1,976
KK Supply Chain:
Total direct operating expenses	42,570	44,965
Less - intersegment eliminations	(25,932)	(27,208)
KK Supply Chain direct operating expenses, less intersegment eliminations	16,638	17,757
Total direct operating expenses	$89,479	$96,995

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	98.1%	96.0%
Franchise	31.5%	39.5%
KK Supply Chain (before intersegment eliminations)	83.9%	85.3%
Total direct operating expenses	86.3%	87.4%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 98.1% in the first quarter of fiscal 2009 from 96.0% in the first quarter of fiscal 2008. The increase reflects, among other things, higher costs of doughnut mix and certain other ingredients, of which flour and shortening are the most significant, resulting from a price increase instituted by KK Supply Chain in the first quarter of fiscal 2009 in order to offset higher raw materials costs, as well as increased delivery costs as a percentage of revenues.

     The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses rose slightly in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to increases in personnel to assist with the recruitment and development of international franchisees, partially offset by lower allocated corporate costs and store opening costs. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 83.9% in the first quarter of fiscal 2009 from 85.3% in the first quarter of 2008. The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. In particular, the prices of flour and shortening and the products from which they are made were significantly higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. During the first quarter of fiscal 2009, KK Supply Chain increased the prices charged to the Company and franchise stores for doughnut mixes, shortening and other goods in order to mitigate continuing increases in the cost of certain raw materials, particularly flour and shortening. KK Supply Chain margins were adversely affected by higher materials costs in the first quarter of fiscal 2009 than in the first quarter of fiscal 2008 because, while the Company increased doughnut mix prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on those higher costs.

     KK Supply Chain direct operating expenses include a net credit of approximately $625,000 to the bad debt provision in the first quarter of fiscal 2009 compared to a charge of approximately $1.4 million in the first quarter of fiscal 2008. The net credit in the first quarter of fiscal 2009 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in receivable balances with respect to certain franchisees and a recovery of certain receivables previously reserved, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of May 4, 2008, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $3.0 million

   General and Administrative Expenses

     General and administrative expenses were $6.8 million in the first quarter of fiscal 2009, unchanged from the first quarter of last year. Reductions in professional fees and certain other general and administrative costs were offset by a $660,000 increase in incentive compensation provisions, as well as a charge of $595,000 for vacation and other time off pay resulting from policy changes to enhance these employee benefits. Professional fees include fees and expenses related to the internal and external investigations and litigation described in Note 6 to the consolidated financial statements included elsewhere herein totaling approximately $315,000 in the first quarter of fiscal 2009 compared to $725,000 in the first quarter of fiscal 2008.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $2.2 million, or 2.2% of total revenues, in the first quarter of fiscal 2009 from $4.7 million, or 4.2% of total revenues, in the first quarter of fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 and to a lower depreciable base of property and equipment resulting from asset dispositions and writedowns from impairment charges.

   Impairment Charges and Lease Termination Costs

     The Company recorded a net credit to impairment charges and lease termination costs of $645,000 in the first quarter of fiscal 2009 compared to a charge of $12.7 million in the first quarter of fiscal 2008.

     Impairment charges related to long-lived assets were $12.0 million in the first quarter of fiscal 2008, of which approximately $10.7 million related to the Company Stores segment, most of which resulted from store closing decisions. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, the Company recorded an impairment charge of approximately $1.3 million during the first quarter of fiscal 2008 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated fair value upon disposition. The Company sold these assets for approximately $1.9 million during the third quarter of fiscal 2008.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. Changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in an aggregate $1.2 million credit to the provision for lease termination costs which, after reduction by approximately $400,000 of charges related to other leases, resulted in a net credit in lease termination costs of approximately $800,000 in the first quarter; impairment charges of approximately $155,000 partially offset the lease termination cost net credit.

     The Company is developing plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Except with respect to one closed store for which the Company entered into a franchise agreement with a new franchisee in the first quarter of fiscal 2009, the Company has not entered into any new domestic franchise agreements in several years. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Settlement of Litigation

     In October 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, in the first quarter of fiscal 2008 the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company on March 2, 2008, which resulted in a non-cash credit to earnings of $14.9 million.

   Interest Expense

     Interest expense decreased to $2.1 million in the first quarter of fiscal 2009 from $2.5 million in the first quarter of fiscal 2008. Interest accruing on outstanding indebtedness was lower in the first quarter of fiscal 2009 than in the first quarter of fiscal 2008 because of the reduction in outstanding debt since the first quarter of fiscal 2008.

     Interest expense for the first quarter of fiscal 2009 reflects a non-cash credit of approximately $600,000 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008 the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 will be reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 will be charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings. As of May 4, 2008, the fair value of the derivative liability was approximately $1.6 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of May 4, 2008 includes an accumulated loss related to these derivatives of approximately $1.3 million (net of income taxes of approximately $900,000).

     In the first quarter of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

     The April 2009 amendments to the Company’s credit facilities increased the Company’s interest rate on its outstanding borrowings to LIBOR plus 5.50% (with a LIBOR floor of 3.25%) from LIBOR plus 3.50%, which will result in an increase in interest expense.

   Loss on Extinguishment of Debt

     During the first quarter of fiscal 2008, the Company closed the 2007 Secured Credit Facilities and used the proceeds to retire other indebtedness, as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee related to the other indebtedness and a $5.5 million write-off of unamortized deferred financing costs related to that debt.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $268,000 in the first quarter of fiscal 2009 compared to $221,000 in the first quarter of fiscal 2008. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first quarter of fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an equity method investment as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $298,000 in the first quarter of fiscal 2009 compared to $461,000 in the first quarter of fiscal 2008. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

   Net Income (Loss)

     The Company reported net income of $4.0 million for the three months ended May 4, 2008 compared to a net loss of $7.4 million for the three months ended April 29, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2009 and 2008.

	Three Months Ended
	May 4,	Apr. 29,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$6,505	$1,337
Net cash provided by (used for) investing activities	(589)	2,676
Net cash used for financing activities	(1,452)	(9,277)
Effect of exchange rate changes on cash	(12)	3
Net increase (decrease) in cash and cash equivalents	$4,452	$(5,261)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $6.5 million and $1.3 million in the first quarter of fiscal 2009 and 2008, respectively. Cash provided by operating activities in the first quarter of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s former secured credit facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Cash provided by operating activities in the first quarter of fiscal 2009 and fiscal 2008 was affected by professional and other fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses reduced operating cash flows by approximately $50,000 in the first quarter of fiscal 2009 compared to $1.3 million in the first quarter of 2008.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $589,000 in the first quarter of fiscal 2009 compared to net cash provided by investing activities of $2.7 million in the first quarter of fiscal 2008. Cash used for capital expenditures decreased to approximately $700,000 in the first quarter of fiscal 2009 from $2.1 million in first quarter of fiscal 2008. The Company currently expects that capital expenditures for fiscal 2009 will exceed the $5.5 million of capital expenditures in fiscal 2008. Additionally, in the first quarter of fiscal 2009 the Company realized proceeds from the sale of property and equipment of $125,000 compared to $4.7 million in the first quarter of fiscal 2008. The fiscal 2008 proceeds resulted principally from the sale of closed stores.

Cash Flows from Financing Activities

     Net cash used by financing activities was $1.5 million in the first quarter of fiscal 2009, compared to $9.3 million in the first quarter of fiscal 2008. During the first quarter of fiscal 2009, the Company repaid approximately $1.1 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $350,000 of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $695,000 in fees to its lenders in the first quarter of fiscal 2009 to amend its credit facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     During the first quarter of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under its former secured credit facilities (which were terminated) and to pay prepayment fees under the former secured credit facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first quarter of fiscal 2008, the Company prepaid approximately $9.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $5.0 million was a discretionary prepayment.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years, including $12.4 million in the first quarter of fiscal 2008 principally related to underperforming Company stores.

     The Company had net cash provided by operating activities of $6.5 million in the first quarter of fiscal 2009 and $1.3 million in the first quarter of fiscal 2008. Net cash provided by operating activities in the first quarter of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

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

     The Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $75.1 million as of May 4, 2008 which matures in February 2014 and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Effective April 9, 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The amended financial covenants are described in Note 5 to the consolidated financial statements appearing elsewhere herein. While the Company was in compliance with the amended financial covenants as of May 4, 2008, and the Company expects to continue to be able to comply with these covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default from the Company’s lenders, the Company could be obligated to repay outstanding indebtedness under the facilities in advance of its scheduled maturity, and the Company’s ability to access additional borrowings under the facilities would be restricted. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein. Such guarantees totaled $14.0 million as of May 4, 2008, and the aggregate recorded liability for estimated payments under such guarantees was $3.4 million at that date. The Company may be required to make payments under one or more of these guarantees in the next 12 months. During fiscal 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 28 stores and closed seven stores in the first quarter of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly correlated to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on the Company’s revenues, results of operations and cash flows.

Recent Accounting Pronouncements

     Effective February 4, 2008 (the first day of fiscal 2009), the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”), as described in Note 11 to the consolidated financial statements appearing elsewhere herein. FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. Adoption of FAS 157 had no material effect on the Company’s financial position or results of operations. See Note 11 for additional information regarding fair value measurement.

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company adopted FAS 159 as of February 4, 2008 and did not elect any fair value measurement options permitted by FAS 159 and, accordingly, FAS 159 did not have any effect on the Company’s financial position or results of operations.

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company in fiscal 2010.

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

     As of May 4, 2008, the Company had approximately $75.7 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $200,000. This net benefit would result from higher rates because the full 100 basis point hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while only a portion of the hypothetical rate increase would result in higher interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 to the consolidated financial statements appearing elsewhere herein.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of May 4, 2008, all of which mature in fiscal 2009, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
(Dollars in thousands, except average prices)
Wheat futures contracts	175,000 bu.	$ 10.22/bu.	$1,787	$(258)

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of the Company’s anticipated future commodity requirements that is subject to such contracts varies from time to time. Prices for wheat and soybean oil have been on a generally upward trend for the past several quarters and have traded at record high prices during this period. Continued high prices or further adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients.

		Approximate Range		Approximate Annual
	Approximate Anticipated	Of Prices Paid	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2009 Purchases	In Fiscal 2008	Increase	Price Increase
	(In thousands)			(In thousands)
Flour	79,000 lbs.	$0.141 - $0.239/lb.	$0.01/lb.	$790
Shortening	41,000 lbs.	$0.367 - $0.586/lb.	$0.01/lb.	410
Sugar	61,600 lbs.	$0.295 - $0.306/lb.	$0.01/lb.	616

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of May 4, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 4, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended May 4, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation Settled

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     On May 12, 2004, a purported securities class action was filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. Subsequently, 14 substantially identical purported class actions were filed in the same court. All the actions ultimately were consolidated.

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

     In October 2006, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants. In February 2007, the Court entered final judgment dismissing all claims with respect to all defendants in the derivative action, except for claims that the Company may assert against Mr. Livengood, and entered final judgment dismissing all claims with respect to all defendants in the securities class action.

     With respect to the securities class action, the settlement class received total consideration of approximately $76.0 million, consisting of a cash payment of approximately $35.0 million made by the Company’s directors’ and officers’ insurers, cash payments of $100,000 each made by each of a former Chief Operating Officer and former Chief Financial Officer of the Company, a cash payment of $4 million made by the Company’s independent registered public accounting firm and common stock and warrants to purchase common stock issued by the Company having an estimated aggregate value of approximately $36.9 million as of their issuance on March 2, 2007. Claims against all defendants were dismissed with prejudice; however, claims that the Company may have against Mr. Livengood that may be asserted by the Company in the derivative action for contribution to the securities class action settlement or otherwise under applicable law are expressly preserved.

     The Stipulation also provided for the settlement and dismissal with prejudice of claims against all defendants in the derivative action, except for claims against Mr. Livengood. In addition to their contribution of $100,000 each to the settlement of the securities class action, the two former officers agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or by the United States Attorney for the Southern District of New York to specified amounts. The Company has been in negotiations with Mr. Livengood but has not reached agreement to resolve the derivative claims against him. Counsel for the derivative plaintiffs have deferred their application for fees until conclusion of the derivative actions against Mr. Livengood. See “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein.

     In the first quarter of fiscal 2008, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company as of March 2, 2008, which resulted in a non-cash credit to earnings of $14.9 million.

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

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2008 Form 10-K.

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

Krispy Kreme Doughnuts, Inc.

Date:	June 9, 2008	By:	/s/ James H. Morgan
			Name:	James H. Morgan
			Title:	Chief Executive Officer

Date:	June 9, 2008	By:	/s/ Douglas R. Muir
			Name:	Douglas R. Muir
			Title:	Chief Financial Officer