Form 10-Q
period 2008-08-03
KRISPY KREME DOUGHNUTS INC
filed 2008-09-11
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2008
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

     Number of shares of Common Stock, no par value, outstanding as of August 31, 2008: 67,598,801.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Aug. 3,	Feb. 3,
	2008	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,215	$24,735
Receivables	21,000	22,991
Accounts and notes receivable — equity method franchisees	1,203	2,637
Inventories	21,905	19,987
Deferred income taxes	83	83
Other current assets	6,345	5,647
Total current assets	83,751	76,080
Property and equipment	87,901	90,996
Investments in equity method franchisees	2,980	1,950
Goodwill and other intangible assets	23,856	23,856
Other assets	10,129	9,469
Total assets	$208,617	$202,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,420	$1,557
Accounts payable	10,235	5,712
Accrued liabilities	32,691	35,949
Total current liabilities	44,346	43,218
Long-term debt, less current maturities	73,935	75,156
Deferred income taxes	83	83
Other long-term obligations	26,534	27,270

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	360,319	355,615
Accumulated other comprehensive income	345	81
Accumulated deficit	(296,945)	(299,072)
Total shareholders’ equity	63,719	56,624
Total liabilities and shareholders’ equity	$208,617	$202,351

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$94,237	$104,098	$197,878	$215,016
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	88,304	95,333	177,783	192,328
General and administrative expenses	4,717	6,922	11,564	13,744
Depreciation and amortization expense	2,266	4,086	4,502	8,774
Impairment charges and lease termination costs	(348)	22,109	(993)	34,772
Settlement of litigation	—	—	—	(14,930)
Other operating (income) and expense, net	302	16	413	(269)
Operating income (loss)	(1,004)	(24,368)	4,609	(19,403)
Interest income	96	407	222	845
Interest expense	(2,300)	(2,635)	(4,363)	(5,155)
Loss on extinguishment of debt	—	—	—	(9,622)
Equity in losses of equity method franchisees	(82)	(258)	(350)	(479)
Other non-operating income and (expense), net	68	23	992	46
Income (loss) before income taxes	(3,222)	(26,831)	1,110	(33,768)
Provision for income taxes (benefit)	(1,315)	209	(1,017)	670
Net income (loss)	$(1,907)	$(27,040)	$2,127	$(34,438)

Income (loss) per common share:
Basic	$(.03)	$(.42)	$.03	$(.54)
Diluted	$(.03)	$(.42)	$.03	$(.54)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,127	$(34,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,502	8,774
Deferred income taxes	(173)	39
Impairment charges	(148)	33,124
Settlement of litigation	—	(14,930)
Accrued rent expense	(345)	109
(Gain) loss on disposal of property and equipment	192	(446)
Gain on disposal of equity method franchisee	(931)	—
Change in unrealized loss on interest rate derivatives	(644)	—
Share-based compensation	2,674	4,525
Provision for doubtful accounts	189	1,215
Amortization of deferred financing costs	571	5,726
Equity in losses of equity method franchisees	350	479
Other	276	185
Change in assets and liabilities:
Receivables	2,715	3,312
Inventories	(1,921)	(3,378)
Other current and non-current assets	(870)	703
Accounts payable and accrued liabilities	1,476	(3,364)
Other long-term obligations	(555)	310
Net cash provided by operating activities	9,485	1,945
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,450)	(3,357)
Proceeds from disposals of property and equipment	210	4,866
Decrease in other assets	6	5
Net cash provided by (used for) investing activities	(1,234)	1,514
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	110,000
Repayment of long-term debt	(1,359)	(122,165)
Deferred financing costs	(434)	(2,868)
Proceeds from exercise of stock options	2,057	182
Other	(27)	—
Net cash provided by (used for) financing activities	237	(14,851)
Effect of exchange rate changes on cash	(8)	43
Net increase (decrease) in cash and cash equivalents	8,480	(11,349)
Cash and cash equivalents at beginning of period	24,735	36,242
Cash and cash equivalents at end of period	$33,215	$24,893
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$656

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
			(In thousands)
BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$ 81	$(299,072)	$56,624
Comprehensive income:
Net income for the six months ended August 3, 2008				2,127	2,127
Foreign currency translation adjustment, net of
income taxes of $59			90		90
Unrealized income from cash flow hedge, net of
income taxes of $114			174		174
Total comprehensive income					2,391
Exercise of stock options	1,582	2,057			2,057
Share-based compensation (Note 10)	324	2,674			2,674
Cancellation of restricted shares	(9)	(27)			(27)
BALANCE AT AUGUST 3, 2008	67,267	$360,319	$ 345	$(296,945)	$63,719

BALANCE AT JANUARY 28, 2007	62,670	$310,942	$ 1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net (loss) for the six months ended July 29, 2007				(34,438)	(34,438)
Foreign currency translation adjustment, net of
income taxes of $62			273		273
Unrealized (loss) from cash flow hedge, net of
income tax benefit of $101			(155)		(155)
Total comprehensive (loss)					(34,320)
Exercise of stock options	58	182			182
Issuance of common shares and warrants (Notes 6 and 10)	1,834	36,875			36,875
Share-based compensation (Note 10)	184	4,525			4,525
BALANCE AT JULY 29, 2007	64,746	$352,524	$ 1,384	$(266,459)	$87,449

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Overview

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 3, 2008. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in such Annual Report, but have not been audited. In management’s opinion, the financial statements include all adjustments which, except as otherwise disclosed in this Quarterly Report on Form 10-Q, consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 3, 2008 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP.

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

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands)
Numerator: net income (loss)	$(1,907)	$(27,040)	$2,127	$(34,438)
Denominator:
Basic earnings per share - weighted average shares outstanding	65,266	63,872	64,984	63,511
Effect of dilutive securities:
Stock options	—	—	1,340	—
Restricted stock	—	—	201	—
Diluted earnings per share - weighted average shares outstanding
plus dilutive potential common shares	65,266	63,872	66,525	63,511

     Stock options with respect to 3.9 million shares and 852,000 unvested shares of restricted stock have been excluded from the number of shares used in the computation of diluted earnings per share for the six months ended August 3, 2008 because their inclusion would be antidilutive. All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for all other periods presented because the Company incurred a net loss for those periods and their inclusion would be antidilutive.

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

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption. As a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the second quarter of fiscal 2009, the Company recorded a credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company adopted FAS 159 as of February 4, 2008 (the first day of fiscal 2009) and did not elect any fair value measurement options permitted by FAS 159 and, accordingly, FAS 159 did not have any effect on the Company’s financial position or results of operations.

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

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years.

     The Company had net cash provided by operating activities of $9.5 million in the first six months of fiscal 2009 and $1.9 million in the first six months of fiscal 2008. Net cash provided by operating activities in the first six months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

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

     The Company’s 2007 Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.9 million as of August 3, 2008 which matures in February 2014, and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Effective April 9, 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The amended financial covenants are described in Note 5. While the Company was in compliance with the amended financial covenants as of August 3, 2008, and the Company expects to continue to be able to comply with these covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

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

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials and fuel, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6. Franchisees opened 59 stores and closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

Note 3 — Receivables

     The components of receivables are as follows:

	Aug. 3,	Feb. 3,
	2008	2008
	(In thousands)
Receivables:
Wholesale doughnut customers	$11,066	$12,769
Unaffiliated franchisees	13,838	14,607
Current portion of notes receivable	352	365
	25,256	27,741
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(435)	(570)
Unaffiliated franchisees	(3,821)	(4,180)
	(4,256)	(4,750)
	$21,000	$22,991
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,203	$4,016
Less — allowance for doubtful accounts	—	(1,379)
	$1,203	$2,637

     The allowances for doubtful accounts declined from an aggregate of $6.1 million at February 3, 2008 to $4.3 million at August 3, 2008 principally due to write-offs of receivables previously reserved.

Note 4 — Inventories

     The components of inventories are as follows:

	Aug. 3,	Feb. 3,
	2008	2008
	(In thousands)
Raw materials	$6,771	$6,055
Work in progress	74	96
Finished goods	6,868	5,794
Purchased merchandise	8,107	7,969
Manufacturing supplies	85	73
	$21,905	$19,987

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	Aug. 3,	Feb. 3,
	2008	2008
	(In thousands)
2007 Secured Credit Facilities	$74,898	$76,119
Capital lease obligations	457	594
	75,355	76,713
Less: current maturities	(1,420)	(1,557)
	$73,935	$75,156

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

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. As of August 3, 2008, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 5.50% and 4.50%, respectively (3.50% and 2.50%, respectively, prior to the April Amendments and 2.75% and 1.75%, respectively, prior to amendments executed in January 2008 to permit the sale of certain real estate). In addition, the April Amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

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

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of August 3, 2008, the consolidated leverage ratio was required to be not greater than 4.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.5 to 1.0. As of August 3, 2008, the Company’s consolidated leverage ratio was approximately 2.9 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.3 to 1.0. The maximum consolidated leverage ratio for periods after fiscal 2009 declines over time until it reaches 2.75 to 1.0 in fiscal 2013, and the minimum consolidated interest coverage ratio increases over time until it reaches 4.5 to 1.0 in fiscal 2011. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 12-month period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $18.2 million as of August 3, 2008. The maximum additional borrowing available to the Company as of August 3, 2008 was approximately $11.8 million.

     The 2007 Secured Credit Facilities also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of the April Amendments, which provide that interest on LIBOR-based borrowings is payable at the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 will be reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 will be charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings. As of August 3, 2008, the fair value of the derivatives was a liability of approximately $1.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of August 3, 2008 includes an accumulated loss related to these derivatives of approximately $1.2 million (net of income taxes of approximately $800,000).

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

   FACTA litigation

     On October 3, 2007, a purported nationwide class action (Peter Jackson v. Krispy Kreme Doughnut Corporation (Case No. CV07-06449 ABC (VBC)), United States District Court, Central District of California) was filed against the Company and ten fictitiously named defendants. Plaintiff asserted a single cause of action for alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”). Specifically, plaintiff alleged a violation concerning electronic printing of certain credit card and debit card receipts that were not in compliance with the applicable information truncation provisions of FACTA. On August 25, 2008, the Company entered into an agreement settling the case; such settlement had no material effect on the Company’s financial statements.

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

     In the first quarter of fiscal 2008, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company as of March 2, 2007, which resulted in a non-cash credit to earnings of $14.9 million.

     Other matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain loans and leases from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled $13.3 million and $17.5 million at August 3 and February 3, 2008, respectively, and are summarized in Note 9. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments. The percentage of the aggregate franchisee obligation guaranteed by the Company generally approximates the Company’s percentage ownership in the franchisee. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees. At the time the guarantees were issued, the Company determined the fair value of the guarantees was immaterial and, accordingly, no amount was reflected for the liabilities in the consolidated balance sheet.

     In the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain debt and leases related to an Equity Method Franchisee. During that quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no current demand on the Company to perform under the guarantees, the Company concluded it was probable that demand would be made on the Company to perform under them. The charge was comprised of $2.1 million representing 100% of the portion of principal balance of the franchisee’s loans guaranteed by the Company, and $900,000 representing the guaranteed portion of approximately one year’s total payments on the guaranteed leases. The estimated aggregate maximum remaining potential obligation on guaranteed leases over their remaining lives (which range from 10 to 16 years) and for which no provision has been recorded was approximately $8.4 million as of August 3, 2008, assuming no sublease rentals or other loss mitigation and no reduction for rights of setoff or other defenses the Company may have to the guarantees.

     The aggregate recorded liability for loan and lease guarantees totaled $3.2 million as of August 3, 2008 and is included in accrued liabilities in the accompanying consolidated balance sheet. Such amount includes approximately $3.0 million related to an Equity Method Franchisee described above and approximately $200,000 recorded in the second quarter of fiscal 2009 in connection with the Company’s assignment of operating leases on three stores to two new franchisees who have acquired these stores from the Company; the Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed. The $200,000 charge represents the estimated fair value of the Company’s contingent obligation. Also during the second quarter of fiscal 2009, the Company settled a guarantee obligation with respect to indebtedness of Priz Doughnuts, LP, a former Equity Method Franchisee, for which a provision of $450,000 had been established in fiscal 2007. In connection with the settlement of that guarantee, the Company conveyed to franchisees the two stores operated by Priz Doughnuts, LP as described in Note 9.

      There is no liability reflected for other guarantees of franchisee loan and lease obligations as of August 3, 2008 because the Company did not believe it was probable that the Company would be required to perform under any other guarantees. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at August 3, 2008, additional provisions for guarantee payments could be required with respect to any of the guarantees, and such provisions could be significant.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Several of the Company’s former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters, and currently is advancing certain legal costs incurred by certain of these potentially indemnified persons. Such advances of legal costs are being expensed as incurred. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.3 million remains as of August 3, 2008). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, counsel for the plaintiffs in the settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $18.2 million at August 3, 2008, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts as of August 3, 2008 was a liability of approximately $71,000.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$(306)	$20,686	$(148)	$32,724
Impairment of reacquired franchise rights	—	—	—	400
Total impairment charges	(306)	20,686	(148)	33,124
Lease termination costs:
Provision for (reversal of) termination costs	560	1,670	(243)	2,034
Less — reversal of previously recorded deferred rent expense	(602)	(247)	(602)	(386)
Net provision	(42)	1,423	(845)	1,648
	$(348)	$22,109	$(993)	$34,772

     When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $9.9 million and $20.6 million for the three and six months ended July 29, 2007, respectively. Such charges related to underperforming stores, including both stores closed or likely to be closed and stores management believed would not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management had not yet decided to close. The impaired store assets included leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment.

     In the second quarter of fiscal 2008, the Company also recorded an impairment charge of approximately $10.6 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During that quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value.

     During the first six months of fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

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

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals. The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$2,267	$1,573	$2,837	$1,650
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	203	1,141	203	1,141
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	302	497	(558)	820
Accretion of discount	55	32	112	73
Total provision	560	1,670	(243)	2,034
Proceeds from assignment of leases	—	125	748	125
Payments on unexpired leases, including settlement with lessors	(446)	(547)	(961)	(988)
Total reductions	(446)	(422)	(213)	(863)
Balance at end of period	$2,381	$2,821	$2,381	$2,821

Note 8 — Segment Information

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended August 3, 2008 and July 29, 2007. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands)
Revenues:
Company Stores	$65,071	$75,265	$137,253	$155,717
Franchise	6,627	5,094	13,139	10,094
KK Supply Chain:
Total revenues	46,258	48,753	96,977	101,482
Less - intersegment sales elimination	(23,719)	(25,014)	(49,491)	(52,277)
External KK Supply Chain revenues	22,539	23,739	47,486	49,205
Total revenues	$94,237	$104,098	$197,878	$215,016
Operating income (loss):
Company Stores	$(4,221)	$(5,164)	$(4,515)	$(5,332)
Franchise	3,898	2,911	8,340	6,204
KK Supply Chain	3,999	7,251	11,991	13,946
Unallocated general and administrative expenses	(5,028)	(7,257)	(12,200)	(14,379)
Impairment charges and lease termination costs	348	(22,109)	993	(34,772)
Settlement of litigation	—	—	—	14,930
Total operating income (loss)	$(1,004)	$(24,368)	$4,609	$(19,403)
Depreciation and amortization expense:
Company Stores	$1,678	$2,923	$3,306	$6,415
Franchise	22	24	43	48
KK Supply Chain	255	839	517	1,711
Corporate administration	311	300	636	600
Total depreciation and amortization expense	$2,266	$4,086	$4,502	$8,774

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     As of August 3, 2008, the Company has investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below. Current liabilities at August 3, 2008 include accruals for potential payments under the loan and lease guarantees of approximately $3.0 million related to Krispy Kreme of South Florida, LLC (“KKSF”). Current liabilities at February 3, 2008 include accruals for potential payments under loan and lease guarantees of approximately $3.4 million related to KKSF and Priz Doughnuts, LP (“Priz”). In the second quarter of fiscal 2009, the Company paid $400,000 to settle the loan guarantee related to Priz upon its dissolution as described below. There is no liability reflected for other guarantees of Equity Method Franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

	August 3, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$1,286	$ 343	$ 1,907
Kremeworks Canada, LP	24.5%	—	19	—
Krispy Kreme of South Florida, LLC	35.3%	—	81	11,365
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,694	760	—
		$2,980	$ 1,203	$ 13,272

	February 3, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(523)	$ 2,591	$ 2,319
KK-TX I, L.P	33.3%	(484)	203	810
Kremeworks, LLC	25.0%	1,280	278	2,122
Kremeworks Canada, LP	24.5%	—	17	—
Krispy Kreme of South Florida, LLC	35.3%	—	102	11,801
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,677	756	—
Priz Doughnuts, LP	66.7%	—	69	450
		$1,950	$ 4,016	$ 17,502

     Amounts shown in the preceding table for trade receivables as of February 3, 2008 are before reduction for related allowances for doubtful accounts, which totaled $1.4 million. The aggregate loan and lease guarantees at August 3, 2008 include $9.2 million representing guarantees of lease obligations; the balance of the guarantee amounts represents guarantees of outstanding loans. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments.

     In June 2008, the Company completed an agreement to dissolve Priz. In connection with this transaction, the Company conveyed the assets of one of the Priz stores to an existing franchisee and conveyed the other store to the other partner of Priz which is continuing to operate that store as a franchisee.

     In April 2008, the Company completed an agreement with A-OK, LLC and KK-TX I, L.P. (which have common ownership and are collectively referred to as the “A-OK Parties”) pursuant to which, among other things, the Company conveyed to the owner of the A-OK Parties the Company’s equity interests in the A-OK Parties and compromised and settled certain disputed and past due amounts owed by the A-OK Parties to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the A-OK Parties’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the six months ended August 3, 2008. The A-OK Parties’ combined revenues, operating loss and net loss for fiscal 2009 prior to the Company’s disposition of its equity interests in April 2008 were approximately $3.4 million, $30,000 and $143,000, respectively. The Company’s equity in their net losses for the period was approximately $43,000.

     In December 2006, the Company entered into an agreement with KKSF pursuant to which, among other things, the Company granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its partial guarantees of certain KKSF indebtedness and lease obligations. KKSF has obtained the Company’s release from approximately $2.9 million of potential guarantee obligations since December 2006. The agreement has expired. KKSF has sought additional forbearance and/or financial support from the Company, and has incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for potential payments related to guarantees of KKSF loans and leases, as more fully described under “Other Commitments and Contingencies” in Note 6.

Note 10 — Shareholders’ Equity

Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months and six months ended August 3, 2008 and July 29, 2007 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock during any of these periods.

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Costs charged to earnings related to:
Stock options	$756	$1,526	$1,445	$2,979
Restricted stock	695	843	1,229	1,546
Total costs	$1,451	$2,369	$2,674	$4,525

Costs included in:
Direct operating expenses	$525	$967	$1,039	$1,873
General and administrative expenses	926	1,402	1,635	2,652
Total costs	$1,451	$2,369	$2,674	$4,525

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

Note 11 — Fair Value Measurements

     Except as described in the following paragraph, effective February 4, 2008, the Company adopted FAS 157, which defines fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 is intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

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

     The Company has no material financial assets or liabilities measured at fair value except for interest rate derivatives liabilities described in Note 5. Such liabilities had a fair value of approximately $1.3 million at August 3, 2008. The fair value of these over-the-counter derivatives was determined using a discounted cash flow model based on the terms of the contracts. The most significant input to this model is implied forward LIBOR rates. These inputs are classified within level 2 of the valuation hierarchy.

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

     As of August 3, 2008, there were 494 Krispy Kreme stores operated systemwide in the United States, Australia, Canada, Hong Kong, Indonesia, Japan, Kuwait, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom, of which 100 were owned by the Company and 394 were owned by franchisees. Of the 494 stores, 286 were factory stores and 208 were satellites; 234 stores were located in the United States and 260 were located in other countries.

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

     On May 13, 2008, the Company entered into an agreement with BakeMark USA LLC of Pico Rivera, California pursuant to which BakeMark will distribute doughnut mix, other ingredients and supplies to substantially all Company and franchise stores located west of the Mississippi River. The Company did not renew the lease for its California distribution center, which had been distributing mix, ingredients and supplies to the majority of these locations, and exited the California facility in August 2008.

     Several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein. Such guarantees totaled $13.3 million as of August 3, 2008, and the aggregate recorded liability for estimated payments under such guarantees was $3.0 million at that date. During fiscal 2008, two of the Company’s other franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. Franchisees opened 59 stores and closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three months and six months ended August 3, 2008 and July 29, 2007, expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	93.7	91.6	89.8	89.4
General and administrative expenses	5.0	6.6	5.8	6.4
Depreciation and amortization expense	2.4	3.9	2.3	4.1
Impairment charges and lease termination costs	(0.4)	21.2	(0.5)	16.2
Settlement of litigation	—	—	—	(6.9)
Other operating (income) and expense, net	0.3	—	0.2	(0.1)
Operating income (loss)	(1.1)%	(23.4)%	2.3%	(9.0)%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended August 3, 2008:
MAY 4, 2008	93	196	289
Opened	—	5	5
Closed	(2)	(3)	(5)
Converted to satellites	(2)	(1)	(3)
Transferred	(1)	1	—
AUGUST 3, 2008	88	198	286

Six months ended August 3, 2008:
FEBRUARY 3, 2008	97	198	295
Opened	—	9	9
Closed	(2)	(9)	(11)
Converted to satellites	(6)	(1)	(7)
Transferred	(1)	1	—
AUGUST 3, 2008	88	198	286

Three months ended July 29, 2007:
APRIL 29, 2007	109	192	301
Opened	—	3	3
Closed	(3)	—	(3)
Converted to satellites	—	(2)	(2)
Transferred	—	—	—
JULY 29, 2007	106	193	299

Six months ended July 29, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	11	12
Closed	(3)	(4)	(7)
Converted to satellites	—	(2)	(2)
Transferred	—	—	—
JULY 29, 2007	106	193	299

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended August 3, 2008:
MAY 4, 2008	12	169	181
Opened	—	26	26
Closed	(1)	(1)	(2)
Converted from factory stores	2	1	3
Transferred	(1)	1	—
AUGUST 3, 2008	12	196	208

Six months ended August 3, 2008:
FEBRUARY 3, 2008	8	146	154
Opened	—	50	50
Closed	(1)	(2)	(3)
Converted from factory stores	6	1	7
Transferred	(1)	1	—
AUGUST 3, 2008	12	196	208

Three months ended July 29, 2007:
APRIL 29, 2007	5	98	103
Opened	—	14	14
Closed	—	(7)	(7)
Converted from factory stores	—	2	2
Transferred	—	—	—
JULY 29, 2007	5	107	112

Six months ended July 29, 2007:
JANUARY 28, 2007	5	94	99
Opened	—	18	18
Closed	—	(7)	(7)
Converted from factory stores	—	2	2
Transferred	—	—	—
JULY 29, 2007	5	107	112

     Data on the aggregate number of factory and satellite stores as of August 3, 2008 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	84	111	195
International	4	87	91
Total factory stores	88	198	286

SATELLITES:
Domestic:
Hot shops	11	15	26
Fresh shops	1	12	13
Kiosks	—	—	—
Total domestic	12	27	39

International:
Hot shops	—	29	29
Fresh shops	—	89	89
Kiosks	—	51	51
Total international	—	169	169

Total satellites	12	196	208

     Franchisees closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant.

     Systemwide sales, a non-GAAP financial measure, include the sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment, and royalties and fees received from franchisees, but exclude sales by franchise stores to their customers.

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). Operating weeks represents, on a Company and systemwide basis, the aggregate number of weeks in a period that both factory and satellite stores were in operation.

	Three Months Ended		Six Months Ended
	Aug. 3,	July 29,	Aug. 3,	July 29,
	2008	2007	2008	2007
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$49.3	$51.8	$51.5	$53.6
Systemwide	$33.4	$37.5	$34.4	$38.4
Store operating weeks:
Company	1,313	1,450	2,652	2,906
Systemwide	5,975	5,127	11,674	10,136
____________________

(1)	Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED AUGUST 3, 2008 COMPARED TO THREE MONTHS ENDED JULY 29, 2007

   Overview

     Systemwide sales for the second quarter of fiscal 2009 increased approximately 3.9% compared to the second quarter of fiscal 2008, reflecting a 16.5% increase in store operating weeks, partially offset by a 10.9% decrease in average weekly sales per store. The systemwide sales increase reflects a 15.2% increase in franchise store sales, partially offset by a 13.5% decrease in Company Stores sales from the prior year quarter. The total number of factory stores at the end of the second quarter of fiscal 2009 was 286, consisting of 88 Company stores and 198 franchise stores. Satellite stores made up 42% of the total systemwide store count as of August 3, 2008, compared to 27% at July 29, 2007. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, are operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store. On a same store basis (as described below), systemwide on-premises sales decreased 9.2% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

   Revenues

     Total revenues decreased 9.5% to $94.2 million for the three months ended August 3, 2008 from $104.1 million for the three months ended July 29, 2007. This decrease was comprised of a 13.5% decrease in Company Stores revenues to $65.1 million, a 30.1% increase in Franchise revenues to $6.6 million, and a 5.1% decrease in KK Supply Chain revenues to $22.5 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	Aug. 3,	July 29,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$65,071	$75,265
Franchise	6,627	5,094
KK Supply Chain:
Total revenues	46,258	48,753
Less - intersegment sales elimination	(23,719)	(25,014)
External KK Supply Chain revenues	22,539	23,739
Total revenues	$94,237	$104,098

PERCENTAGE OF TOTAL REVENUES:
Company Stores	69.1%	72.3%
Franchise	7.0	4.9
KK Supply Chain	23.9	22.8
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 13.5% to $65.1 million in the second quarter of fiscal 2009 from $75.3 million in the second quarter of fiscal 2008. The decrease reflects a 9.4% decline in store operating weeks and a 4.8% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of nine Company factory stores and two Company satellite stores since the end of the second quarter of fiscal 2008.

     On-premises sales (which include fundraising sales) comprised approximately 43% and 41% of total Company Stores revenues in the second quarter of fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores. The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year period. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same stores sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. For off-premises sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries are made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

	Three Months Ended
	Aug. 3,	July 29,
	2008	2007
ON-PREMISES:
Change in same store sales	(4.1)%	1.4%
OFF-PREMISES:
Change in average weekly number of doors	(8.3)%	(1.6)%
Change in average weekly sales per door	(7.7)%	(6.1)%

     On-premises same stores sales decreased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. The decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door also fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Three Months Ended
	Aug. 3,	July 29,
	2008	2007
	(In thousands)
Royalties	$5,998	$4,582
Development and franchise fees	541	401
Other	88	111
Total Franchise revenues	$6,627	$5,094

     Royalty revenues rose to $6.0 million in the second quarter of fiscal 2009 from $4.6 million in the second quarter last year. Sales by franchise stores, as reported by the franchisees, were approximately $134 million in the second quarter of fiscal 2009 and $117 million in the second quarter of fiscal 2008. All of the growth in franchisee sales in the second quarter of fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, principally due to store closings. The Company did not recognize as revenue approximately $440,000 and $1.0 million of uncollected royalties which accrued during the second quarter of fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. The unrecorded revenue in fiscal 2009 relates principally to international franchisees, while the unrecorded revenue in fiscal 2008 related principally to domestic franchisees.

     Development and franchise fees increased $140,000 in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to an increase in store openings by franchisees.

     Franchisees opened 31 stores in the second quarter of fiscal 2009 and have opened 59 stores in the first six months. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than the number in the first half of the year. Franchisees closed four stores in the second quarter of fiscal 2009 and 11 stores in the first six months. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 5.1% to $22.5 million in the second quarter of fiscal 2009 from $23.7 million in the second quarter of fiscal 2008. The most significant reason for the decrease in revenues was lower unit sales of mixes, icings and fillings, sugar, shortening, packaging and supplies by KK Supply Chain. An increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. In certain instances, instead of selling finished doughnut mix to international franchisees, the Company sells doughnut mix concentrate, which is combined with other ingredients sourced locally to produce doughnut mix. While the KK Supply Chain’s profit on sales of concentrate is intended to be similar to the profit which would be earned on the finished mix made from that concentrate, sales of concentrate generate less revenue than would sales of an equivalent amount of finished mix. In addition, many of the other ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue associated with the sales of mixes and certain other ingredients resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Franchisee expansion in the second quarter of fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 7% and 8% of KK Supply Chain revenues in the second quarter of fiscal 2009 and 2008, respectively.

     Franchisees opened 31 stores in the second quarter of fiscal 2009 and have opened 59 stores in the first six months. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than the number in the first half of the year. Franchisees closed four stores in the second quarter of fiscal 2009 and 11 stores in the first six months. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 93.7% of revenues in the second quarter of fiscal 2009 compared to 91.6% of revenues in the second quarter of fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	Aug. 3,	July 29,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$67,319	$77,715
Franchise	2,707	2,063
KK Supply Chain:
Total direct operating expenses	42,100	40,604
Less — intersegment elimination	(23,822)	(25,049)
KK Supply Chain direct operating expenses, less intersegment eliminations	18,278	15,555
Total direct operating expenses	$88,304	$95,333

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	103.5%	103.3%
Franchise	40.8%	40.5%
KK Supply Chain (before intersegment eliminations)	91.0%	83.3%
Total direct operating expenses	93.7%	91.6%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues were essentially flat at 103.5% in the second quarter of fiscal 2009 compared to 103.3% in the second quarter of fiscal 2008. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs, higher fuel costs and the adverse effects on delivery efficiency of lower average weekly sales per door were largely offset by selling price increases and the closure of underperforming stores. However, the Company believes these selling price increases have adversely affected sales volumes. The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to a bad debt provision of approximately $1.1 million related to credit exposure on international franchisees, partially offset by lower allocated corporate costs resulting from cost reduction efforts and lower store opening support expenses. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 91.0% in the second quarter of fiscal 2009 from 83.3% in the second quarter of 2008. A significant component of the increase was a charge of approximately $1.6 million (approximately 3.5% of KK Supply Chain revenues before intersegment eliminations) related to the Company’s former third-party freight consolidator. For many years, the Company utilized a third-party freight consolidator to review and pay freight bills on behalf of the Company. During the second quarter of fiscal 2009, the Company made routine payments to the third-party freight consolidator which were improperly not remitted to the freight carriers. The actions of the third-party freight consolidator, which has since filed for bankruptcy protection, resulted in a loss to the Company which the Company currently does not expect to recover. The Company has since changed its procedures to pay freight carriers directly and taken other actions to mitigate this and similar risks. KK Supply Chain operating margins benefitted in the second quarter of fiscal 2009 from more frequent adjustments in pricing to reflect changes in the cost of raw materials. The Company’s most significant raw materials are wheat and shortening, the costs of which have been trending upward in recent quarters. Prior to fiscal 2009, the Company infrequently adjusted selling prices to reflect changing costs. Beginning in the first quarter of fiscal 2009, the Company instituted a practice of adjusting selling prices regularly to reflect changes in materials costs. KK Supply Chain operating margins also benefitted in the second quarter of fiscal 2009 from the elimination of overhead costs associated with the Company’s mix manufacturing and distribution facility in Effingham, Illinois, which the Company closed and sold in January 2008.

   General and Administrative Expenses

     General and administrative expenses decreased to $4.7 million, or 5.0% of total revenues, in the second quarter of fiscal 2009 from $6.9 million, or 6.6% of total revenues, in the second quarter of fiscal 2008. The decrease in general and administrative expenses reflects a decrease in share-based compensation expense of approximately $500,000 due principally to executive officer turnover resulting in the forfeiture of stock and option awards, the reversal of incentive compensation provisions recorded in the first quarter of fiscal 2009 of approximately $700,000 to reflect management’s current estimate of fiscal 2009 results (with an additional reversal of approximately $500,000 included in direct operating expenses), and an out of period credit of approximately $600,000 related to the Company’s self-insured worker’s compensation program. In addition, the decrease in general and administrative expenses reflects a net decrease in professional fees of approximately $600,000. The decrease in professional fees reflects the remediation of material weaknesses in internal control over financial reporting and the resulting reduction in consulting fees, reduced use of consultants generally, and lower outside legal fees. The $600,000 net reduction in professional fees reflects an increase in professional fees and expenses related to the internal and external investigations and litigation described in Note 6 to the consolidated financial statements included elsewhere herein, which totaled approximately $640,000 in the second quarter of fiscal 2009 compared to $120,000 in the second quarter of fiscal 2008. Such professional fees and expenses include amounts advanced to certain former officers of the Company pursuant to the indemnification obligations described in Note 6.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $2.3 million, or 2.4% of total revenues, in the second quarter of fiscal 2009 from $4.1 million, or 3.9% of total revenues, in the second quarter of fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and to a lower depreciable base of property and equipment resulting from asset dispositions and impairment writedowns.

   Impairment Charges and Lease Termination Costs

     The Company recorded a net credit to impairment charges and lease termination costs of $348,000 in the second quarter of fiscal 2009 compared to a charge of $22.1 million in the second quarter of fiscal 2008.

     Impairment charges related to long-lived assets were $20.7 million in the second quarter of fiscal 2008, of which approximately $9.9 million related to underperforming stores closed or likely to be closed. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, in the second quarter of fiscal 2008, the Company also recorded an impairment charge of approximately $10.6 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During that quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property.

     The Company is developing plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In the first quarter of fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee and refranchised two operating stores to a new franchisee in the second quarter of fiscal 2009. The Company received no proceeds in connection with these refranchising transactions. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Income

     Interest income decreased to $96,000 in the second quarter of fiscal 2009 from $407,000 in the second quarter of fiscal 2008 primarily due to lower short-term interest rates.

   Interest Expense

     Interest expense decreased to $2.3 million in the second quarter of fiscal 2009 from $2.6 million in the second quarter of fiscal 2008. The decrease in interest expense resulting from the reduction in outstanding debt since the second quarter of fiscal 2008 was largely offset by higher lender margin resulting from the amendments to the Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein. In addition, interest expense for the three months ended August 3, 2008 includes approximately $275,000 of amortization of an accumulated comprehensive loss related to interest rate derivatives, as more fully described in Note 5.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $82,000 in the second quarter of fiscal 2009 compared to $258,000 in the second quarter of fiscal 2008. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The provision for income taxes was a benefit of $1.3 million in the second quarter of fiscal 2009 and a charge of $209,000 in the second quarter of fiscal 2008. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the second quarter of fiscal 2009, the Company recorded a credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Loss

     The Company reported a net loss of $1.9 million for the three months ended August 3, 2008 compared to a net loss of $27.0 million for the three months ended July 29, 2007.

SIX MONTHS ENDED AUGUST 3, 2008 COMPARED TO SIX MONTHS ENDED JULY 29, 2007

   Overview

     Systemwide sales for the first six months of fiscal 2009 increased approximately 3.1% compared to the first six months of fiscal 2008, reflecting a 15.2% increase in store operating weeks, partially offset by a 10.4% decrease in average weekly sales per store. The systemwide sales increase reflects a 13.2% increase in franchise store sales, partially offset by an 11.9% decrease in Company Stores sales from the first six months of the prior year. The total number of factory stores at the end of the first six months of fiscal 2009 was 286, consisting of 88 Company stores and 198 franchise stores. Satellite stores made up 42% of the total systemwide store count as of August 3, 2008, compared to 27% at July 29, 2007. On a same store basis, systemwide on-premises sales decreased 6.5% in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.

   Revenues

     Total revenues decreased 8.0% to $197.9 million for the six months ended August 3, 2008 from $215.0 million for the six months ended July 29, 2007. This decrease was comprised of an 11.9% decrease in Company Stores revenues to $137.3 million, a 30.2% increase in Franchise revenues to $13.1 million, and a 3.5% decrease in KK Supply Chain revenues to $47.5 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$137,253	$155,717
Franchise	13,139	10,094
KK Supply Chain:
Total revenues	96,977	101,482
Less - intersegment sales elimination	(49,491)	(52,277)
External KK Supply Chain revenues	47,486	49,205
Total revenues	$197,878	$215,016

PERCENTAGE OF TOTAL REVENUES:
Company Stores	69.4%	72.4%
Franchise	6.6	4.7
KK Supply Chain	24.0	22.9
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 11.9% to $137.3 million in the first six months of fiscal 2009 from $155.7 million in the first six months of fiscal 2008. The decrease reflects an 8.7% decline in store operating weeks and a 3.9% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 12 Company factory stores and two Company satellite stores since the end of fiscal 2007.

     On-premises sales (which include fundraising sales) comprised approximately 44% and 42% of total Company Stores revenues in the first six months of fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores.

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
ON-PREMISES:
Change in same store sales	(1.3)%	0.7%
OFF-PREMISES:
Change in average weekly number of doors	(7.5)%	(0.1)%
Change in average weekly sales per door	(8.1)%	(5.2)%

     On-premises same stores sales decreased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. The decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door also fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
	(In thousands)
Royalties	$11,737	$9,035
Development and franchise fees	1,188	840
Other	214	219
Total Franchise revenues	$13,139	$10,094

     Royalty revenues rose to $11.7 million in the first six months of fiscal 2009 from $9.0 million in the first six months of fiscal 2008. Sales by franchise stores, as reported by the franchisees, were approximately $264 million in the first six months of fiscal 2009 and $234 million in the first six months of fiscal 2008. All of the growth in franchisee sales in the first six months of fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, principally due to store closings. The Company did not recognize as revenue approximately $600,000 and $1.8 million of uncollected royalties which accrued during the first six months of fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. The unrecorded revenue in fiscal 2009 relates principally to international franchisees, while the unrecorded revenue in fiscal 2008 related principally to domestic franchisees.

     Development and franchise fees increased to $1.2 million in the first six months of fiscal 2009 from $840,000 in the first six months of fiscal 2008 due to an increase in store openings by franchisees.

     Franchisees opened 59 stores in the first six months of fiscal 2009. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than the number in the first half of the year. Franchisees closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 3.5% to $47.5 million in the first six months of fiscal 2009 from $49.2 million in the first six months of fiscal 2008. The most significant reason for the decrease in revenues was lower unit sales of mixes, icings and fillings, sugar, shortening, packaging and supplies by KK Supply Chain. An increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. In certain instances, instead of selling finished doughnut mix to international franchisees, the Company sells doughnut mix concentrate, which is combined with other ingredients sourced locally to produce doughnut mix. While the KK Supply Chain’s profit on sales of concentrate is intended to be similar to the profit which would be earned on the finished mix made from that concentrate, sales of concentrate generate less revenue than would sales of an equivalent amount of finished mix. In addition, many of the other ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue associated with the sales of mixes and certain other ingredients resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Franchisee expansion in the first six months of fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 7% and 11% of KK Supply Chain revenues in the first six months of fiscal 2009 and 2008, respectively.

     Franchisees opened 59 stores in the first six months of fiscal 2009. The Company currently expects that the number of franchise store openings in the remainder of fiscal 2009 will be fewer than the number in the first half of the year. Franchisees closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 89.8% of revenues in the first six months of fiscal 2009 compared to 89.4% of revenues in the first six months of fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$138,111	$154,977
Franchise	4,756	4,039
KK Supply Chain:
Total direct operating expenses	84,670	85,569
Less - intersegment elimination	(49,754)	(52,257)
KK Supply Chain direct operating expenses, less intersegment eliminations	34,916	33,312
Total direct operating expenses	$177,783	$192,328

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	100.6%	99.5%
Franchise	36.2%	40.0%
KK Supply Chain (before intersegment eliminations)	87.3%	84.3%
Total direct operating expenses	89.8%	89.4%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 100.6% for the first six months of fiscal 2009 compared to 99.5% in the first six months of fiscal 2008. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs, higher fuel costs and the adverse effects on delivery efficiency of lower average weekly sales per door were largely offset by selling price increases and the closure of underperforming stores. However, the Company believes these selling price increases have adversely affected sales volumes. The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 due to a bad debt provision of approximately $1.1 million related to credit exposure on international franchisees, partially offset by lower allocated corporate costs resulting from cost reduction efforts and lower store opening support expenses. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 87.3% in the first six months of fiscal 2009 from 84.3% in the first six months of 2008. A significant component of the increase was a charge of approximately $1.6 million (approximately 1.6% of KK Supply Chain revenues before intersegment eliminations) related to the Company’s former third-party freight consolidator. For many years, the Company utilized a third-party freight consolidator to review and pay freight bills on behalf of the Company. During the second quarter of fiscal 2009, the Company made routine payments to the third-party freight consolidator which were improperly not remitted to the freight carriers. The actions of the third-party freight consolidator, which has since filed for bankruptcy protection, resulted in a loss to the Company which the Company currently does not expect to recover. The Company has since changed its procedures to pay freight carriers directly and taken other actions to mitigate this and similar risks. KK Supply Chain operating margins benefitted in the first six months of fiscal 2009 from more frequent adjustments in pricing to reflect changes in the cost of raw materials. The Company’s most significant raw materials are wheat and shortening, the costs of which have been trending upward in recent quarters. Prior to fiscal 2009, the Company infrequently adjusted selling prices to reflect changing costs. Beginning in the first quarter of fiscal 2009, the Company instituted a practice of adjusting selling prices regularly to reflect changes in materials costs. KK Supply Chain operating margins also benefitted in the first six months of fiscal 2009 from the elimination of overhead costs associated with the Company’s mix manufacturing and distribution facility in Effingham, Illinois, which the Company closed and sold in January 2008.

     KK Supply Chain direct operating expenses include a net credit of approximately $840,000 to the bad debt provision in the first six months of fiscal 2009 compared to a charge of approximately $1.2 million in the first six months of fiscal 2008. The net credit in the first six months of fiscal 2009 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in receivable balances with respect to certain franchisees and a recovery of certain receivables previously reserved, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of August 3, 2008, the Company’s allowance for doubtful accounts from franchisees totaled approximately $3.8 million.

   General and Administrative Expenses

     General and administrative expenses decreased to $11.6 million, or 5.8% of total revenues, in the first six months of fiscal 2009 from $13.7 million, or 6.4% of total revenues, in the first six months of fiscal 2008. The decrease in general and administrative expenses reflects a decrease in share-based compensation expense of approximately $1.0 million due principally to executive officer turnover resulting in the forfeiture of stock and option awards, and an out of period credit of approximately $600,000 related to the Company’s self-insured worker’s compensation program. In addition, the decrease in general and administrative expenses reflects a net decrease in professional fees of approximately $1.2 million. The decrease in professional fees reflects the remediation of material weaknesses in internal control over financial reporting and the resulting reduction in consulting fees, reduced use of consultants generally, and lower outside legal fees. The net reduction in professional fees reflects an increase in professional fees and expenses related to the internal and external investigations and litigation described in Note 6 to the consolidated financial statements included elsewhere herein, which totaled approximately $960,000 in the first six months of fiscal 2009 compared to $850,000 in the first six months of fiscal 2008. Such professional fees and expenses include amounts advanced to certain former officers of the Company pursuant to the indemnification obligations described in Note 6. These decreases in general and administrative expenses were partially offset by a charge of approximately $600,000 for vacation and other time off pay resulting from policy changes to enhance these employee benefits.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $4.5 million, or 2.3% of total revenues, for the first six months of fiscal 2009 from $8.8 million, or 4.1% of total revenues, for the first six months of fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 and to a lower depreciable base of property and equipment resulting from asset dispositions and impairment writedowns.

   Impairment Charges and Lease Termination Costs

     The Company recorded a net credit to impairment charges and lease termination costs of $1.0 million in the first six months of fiscal 2009 compared to a charge of $34.8 million in the first six months of fiscal 2008.

     Impairment charges related to long-lived assets were $32.7 million in the first six months of fiscal 2008, of which approximately $20.6 million related to underperforming stores closed or likely to be closed. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, in the first six months of fiscal 2008, the Company also recorded an impairment charge of approximately $10.6 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value. During the first six months of fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. In the first six months of fiscal 2009, changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in $1.2 million of credits to the provision for lease termination costs. This credit, in combination with the reversal of approximately $600,000 of previously recorded deferred rent expense related to stores closed during the period and approximately $950,000 of charges related to other closed store leases, resulted in a net credit in the net provision for lease termination costs of $845,000 in the first six months of fiscal 2009.

     The Company is developing plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeast. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In the first quarter of fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee and refranchised two operating stores to a new franchisee in the second quarter of fiscal 2008. The Company received no proceeds in connection with these refranchising transactions. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Settlement of Litigation

     In October 2006, the Company agreed to settle a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. As part of the settlement, in the first quarter of fiscal 2008 the Company issued to the plaintiffs 1,833,828 shares of the Company’s common stock and warrants to acquire 4,296,523 shares of common stock, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company on March 2, 2007, which resulted in a non-cash credit to earnings of $14.9 million.

   Interest Income

     Interest income decreased to $222,000 in the first six months of fiscal 2009 from $845,000 in the first six months of fiscal 2008 primarily due to lower short term interest rates.

   Interest Expense

     Interest expense decreased to $4.4 million in the first six months of fiscal 2009 from $5.2 million in the first six months of fiscal 2008. Interest accruing on outstanding indebtedness was lower in the first six months of fiscal 2009 than in the first six months of fiscal 2008 principally because of the reduction in outstanding debt since the first quarter of fiscal 2008.

     Interest expense for the first six months of fiscal 2009 reflects a non-cash credit of $644,000 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008 the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 will be reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 will be charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings. As of August 3, 2008, the fair value of the derivative liability was approximately $1.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of August 3, 2008 includes an accumulated loss related to these derivatives of approximately $1.2 million (net of income taxes of approximately $800,000). Interest expense for the six months ended August 3, 2008 includes approximately $335,000 of amortization of this accumulated loss.

     In the first six months of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

   Loss on Extinguishment of Debt

     During the first six months of fiscal 2008, the Company closed the 2007 Secured Credit Facilities and used the proceeds to retire other indebtedness, as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee related to the other indebtedness and a $5.5 million write-off of unamortized deferred financing costs related to that debt.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $350,000 in the first six months of fiscal 2009 compared to $479,000 for the first six months of fiscal 2008. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first six months of fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in an Equity Method Franchisee as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was a benefit of $1.0 million for the first six months of fiscal 2009 and a charge of $670,000 for the first six months of fiscal 2008. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the second quarter of fiscal 2009, the Company recorded a credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Income (Loss)

     The Company reported net income of $2.1 million for the six months ended August 3, 2008 compared to a net loss of $34.4 million for the six months ended July 29, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2009 and 2008.

	Six Months Ended
	Aug. 3,	July 29,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$9,485	$1,945
Net cash provided by (used for) investing activities	(1,234)	1,514
Net cash provided by (used for) financing activities	237	(14,851)
Effect of exchange rate changes on cash	(8)	43
Net increase (decrease) in cash and cash equivalents	$8,480	$(11,349)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $9.5 million and $1.9 million in the first six months of fiscal 2009 and 2008, respectively. Cash provided by operating activities in the first six months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s credit facilities described under “Cash Flows From Financing Activities” below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Cash provided by operating activities in the first six months of fiscal 2009 and fiscal 2008 was affected by professional and other fees related to the investigations and litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses reduced operating cash flows by approximately $720,000 in the first six months of fiscal 2009 compared to $2.8 million for the first six months of fiscal 2008.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $1.2 million in the first six months of fiscal 2009 compared to net cash provided by investing activities of $1.5 million in the first six months of fiscal 2008. Cash used for capital expenditures decreased to approximately $1.5 million in the first six months of fiscal 2009 from $3.4 million in first six months of fiscal 2008. The Company currently expects that capital expenditures for the second half of fiscal 2009 will exceed the $1.5 million expended in the first half of the fiscal year. Additionally, in the first six months of fiscal 2009, the Company realized proceeds from the sale of property and equipment of $210,000 compared to $4.9 million in the first six months of fiscal 2008. The fiscal 2008 proceeds resulted principally from the sale of closed stores.

Cash Flows from Financing Activities

     Net cash provided by financing activities was $237,000 in the first six months of fiscal 2009, compared to net cash used by financing activities of $14.9 million in the first six months of fiscal 2008. During the first six months of fiscal 2009, the Company repaid approximately $1.4 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $600,000 of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $695,000 in fees to its lenders in the first six months of fiscal 2009 to amend its credit facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     During the first six months of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under its former secured credit facilities (which were terminated) and to pay prepayment fees under the former secured credit facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first six months of fiscal 2008, the Company prepaid approximately $14.3 million of the 2007 Term Loan, of which $4.3 million was from the proceeds of sales of certain property and equipment and $10.0 million represented discretionary prepayments.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years.

     The Company had net cash provided by operating activities of $9.5 million in the first six months of fiscal 2009 and $1.9 million in the first six months of fiscal 2008. Net cash provided by operating activities in the first six months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

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

     The Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.9 million as of August 3, 2008 which matures in February 2014 and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial and other covenants. Based on its operating plan, the Company projected that it would not be able to comply with the financial covenants in fiscal 2009. Effective April 9, 2008, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the financial covenants contained therein for fiscal 2009 and 2010. The amended financial covenants are described in Note 5 to the consolidated financial statements appearing elsewhere herein. While the Company was in compliance with the amended financial covenants as of August 3, 2008, and the Company expects to continue to be able to comply with these covenants based on its operating plan, there can be no assurance that the Company will be able to do so. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans has increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

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

     Many factors could adversely affect the Company’s business. In particular, the Company is vulnerable to further increases in the cost of raw materials and fuel, which could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein. Franchisees opened 59 stores and closed 11 stores in the first six months of fiscal 2009. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption. As a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the second quarter of fiscal 2009, the Company recorded credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company adopted FAS 159 as of February 4, 2008 (the first day of fiscal 2009) and did not elect any fair value measurement options permitted by FAS 159 and, accordingly, FAS 159 did not have any effect on the Company’s financial position or results of operations.

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

     As of August 3, 2008, the Company had approximately $75.4 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $200,000. This net benefit would result from higher rates because the full 100 basis point hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while only a portion of the hypothetical rate increase would result in higher interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 to the consolidated financial statements appearing elsewhere herein.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of August 3, 2008, all of which mature in fiscal 2009, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
(Dollars in thousands, except average prices)
Wheat futures contracts	255,000 bu.	$8.83/bu.	$2,251	$(71)

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of August 3, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of August 3, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended August 3, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     In the first quarter of fiscal 2008, the Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation, and provisions for the settlement recorded in fiscal 2007 were adjusted to reflect the ultimate fair value of the securities issued by the Company as of March 2, 2007, which resulted in a non-cash credit to earnings of $14.9 million.

   FACTA litigation

     On October 3, 2007, a purported nationwide class action (Peter Jackson v. Krispy Kreme Doughnut Corporation (Case No. CV07-06449 ABC (VBC)), United States District Court, Central District of California) was filed against the Company and ten fictitiously named defendants. Plaintiff asserted a single cause of action for alleged willful violation of the federal Fair and Accurate Credit Transactions Act (“FACTA”). Specifically, plaintiff alleged a violation concerning electronic printing of certain credit card and debit card receipts that were not in compliance with the applicable information truncation provisions of FACTA. On August 25, 2008, the Company entered into an agreement settling the case; such settlement had no material effect on the Company’s financial statements.

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

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of shareholders of the Company was held on June 17, 2008 for the purpose of electing four directors and voting on ratification of the selection of the Company’s independent registered public accounting firm. The tables below show the results of the shareholders’ voting:

	Votes in
	Favor	Withheld	Abstentions

Election of Directors
Charles A. Blixt (Class II)	52,069,241	4,648,091	—
C. Stephen Lynn (Class III)	52,106,127	4,611,205	—
Michael H. Sutton (Class III)	52,072,700	4,644,633	—
Lizanne Thomas (Class III)	52,106,356	4,610,977	—

     As a result, each of the listed directors was duly elected.

     The proposal to ratify the selection of the Company’s independent registered public accounting firm for fiscal 2009 received the following results and was approved:

54,796,410	Votes for approval
1,499,221	Votes against
421,700	Abstentions
—	Broker non-votes

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

Krispy Kreme Doughnuts, Inc.

Date: September 11, 2008	By:	/s/ James H. Morgan
	Name:	James H. Morgan
	Title:	Chief Executive Officer

Date: September 11, 2008	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer