Form 10-Q
period 2008-11-02
KRISPY KREME DOUGHNUTS INC
filed 2008-12-11
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2008
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

     Number of shares of Common Stock, no par value, outstanding as of November 30, 2008: 67,528,429.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2011, 2010, 2009, 2008, 2007, 2006 and 2005 mean the fiscal years ended January 30, 2011, January 31, 2010, February 1, 2009, February 3, 2008, January 28, 2007, January 29, 2006 and January 30, 2005, respectively.

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

  significant changes in our management;

  risks associated with competition; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the SEC, including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2008 (the “2008 Form 10-K”).

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Nov. 2,	Feb. 3,
	2008	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,175	$24,735
Receivables	21,289	22,991
Accounts and notes receivable — equity method franchisees	1,017	2,637
Inventories	17,865	19,987
Deferred income taxes	83	83
Other current assets	5,699	5,647
Total current assets	78,128	76,080
Property and equipment	86,762	90,996
Investments in equity method franchisees	1,563	1,950
Goodwill and other intangible assets	23,856	23,856
Other assets	9,831	9,469
Total assets	$200,140	$202,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,480	$1,557
Accounts payable	8,289	5,712
Accrued liabilities	31,270	35,949
Total current liabilities	41,039	43,218
Long-term debt, less current maturities	73,694	75,156
Deferred income taxes	83	83
Other long-term obligations	26,725	27,270

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	360,912	355,615
Accumulated other comprehensive income	517	81
Accumulated deficit	(302,830)	(299,072)
Total shareholders’ equity	58,599	56,624
Total liabilities and shareholders’ equity	$200,140	$202,351

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$94,338	$103,355	$292,216	$318,371
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	87,143	90,911	264,926	283,239
General and administrative expenses	5,842	5,650	17,406	19,394
Depreciation and amortization expense	2,107	4,868	6,609	13,642
Impairment charges and lease termination costs	345	(268)	(648)	34,504
Settlement of litigation	—	—	—	(14,930)
Other operating (income) and expense, net	213	196	626	(73)
Operating income (loss)	(1,312)	1,998	3,297	(17,405)
Interest income	65	379	287	1,224
Interest expense	(2,978)	(2,274)	(7,341)	(7,429)
Loss on extinguishment of debt	—	—	—	(9,622)
Equity in losses of equity method franchisees	(335)	(216)	(685)	(695)
Other non-operating income and (expense), net	(921)	(309)	71	(263)
Loss before income taxes	(5,481)	(422)	(4,371)	(34,190)
Provision for income taxes (benefit)	404	376	(613)	1,046
Net loss	$(5,885)	$(798)	$(3,758)	$(35,236)

Loss per common share:
Basic	$(.09)	$(.01)	$(.06)	$(.55)
Diluted	$(.09)	$(.01)	$(.06)	$(.55)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,758)	$(35,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,609	13,642
Deferred income taxes	(283)	206
Impairment charges	(109)	33,671
Settlement of litigation	—	(14,930)
Accrued rent expense	(460)	(830)
(Gain) loss on disposal of property and equipment	344	(316)
Share-based compensation	4,263	6,646
Provision for doubtful accounts	534	755
Amortization of deferred financing costs	701	5,856
Equity in losses of equity method franchisees	685	695
Other	244	828
Change in assets and liabilities:
Receivables	2,243	1,543
Inventories	2,114	(2,297)
Other current and non-current assets	7	1,227
Accounts payable and accrued liabilities	(1,777)	(2,788)
Other long-term obligations	(588)	(572)
Net cash provided by operating activities	10,769	8,100
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,618)	(4,928)
Proceeds from disposals of property and equipment	427	6,751
Investment in a franchise investee	(56)	—
Decrease in other assets	10	10
Net cash provided by (used for) investing activities	(2,237)	1,833
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	110,000
Repayment of long-term debt	(1,673)	(130,238)
Deferred financing costs	(434)	(2,891)
Proceeds from exercise of stock options	3,103	290
Repurchase of common shares (Note 10)	(2,069)	—
Net cash used for financing activities	(1,073)	(22,839)
Effect of exchange rate changes on cash	(19)	83
Net increase (decrease) in cash and cash equivalents	7,440	(12,823)
Cash and cash equivalents at beginning of period	24,735	36,242
Cash and cash equivalents at end of period	$32,175	$23,419

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income (loss):
Net loss for the nine months ended November 2,
2008				(3,758)	(3,758)
Foreign currency translation adjustment, net of
income taxes of $38			61		61
Unrealized income from cash flow hedge, net of
income taxes of $245			375		375
Total comprehensive loss					(3,322)
Exercise of stock options	2,387	3,103			3,103
Share-based compensation (Note 10)	317	4,263			4,263
Repurchase of common shares (Note 10)	(546)	(2,069)			(2,069)
BALANCE AT NOVEMBER 2, 2008	67,528	$360,912	$517	$(302,830)	$58,599

BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net loss for the nine months ended October 28,
2007				(35,236)	(35,236)
Foreign currency translation adjustment, net of
income taxes of $124			367		367
Unrealized loss from cash flow hedge, net of
income tax benefit of $330			(506)		(506)
Total comprehensive loss					(35,375)
Exercise of stock options	109	290			290
Issuance of common shares and warrants (Notes
6 and 10)	1,834	36,875			36,875
Share-based compensation (Note 10)	947	6,646			6,646
BALANCE AT OCTOBER 28, 2007	65,560	$354,753	$1,127	$(267,257)	$88,623

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands)
Numerator: net loss	$(5,885)	$(798)	$(3,758)	$(35,236)
Denominator:
Basic earnings per share - weighted average shares outstanding	66,794	63,934	65,587	63,652

Diluted earnings per share - weighted average shares outstanding	66,794	63,934	65,587	63,652

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share for the three months and nine months ended November 2, 2008 and October 28, 2007 because the Company incurred a net loss in these periods and their inclusion would be antidilutive.

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

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of adopting FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption. Principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties, the Company recorded a credit of approximately $1.7 million to the provision for income taxes during the first nine months of fiscal 2009 to reduce the Company’s accruals for uncertain tax positions.

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

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. These declines were only partially offset by higher royalty revenues from international franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years.

     The Company generated net cash from operating activities of $10.8 million in the first nine months of fiscal 2009 and $8.1 million in the first nine months of fiscal 2008. Net cash provided by operating activities in the first nine months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

     In the first nine months of fiscal 2009, the Company continued to experience declines in revenues in both its Company Stores and KK Supply Chain business segments. In addition, price increases in the Company Stores segment have not been sufficient to fully offset steep rises in agricultural commodity costs and gasoline prices in fiscal 2009 compared to fiscal 2008, although recent economic conditions have led to significant reductions in the market prices of these commodities and in the price of gasoline. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows.

     The Company’s 2007 Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.7 million as of November 2, 2008 which matures in February 2014, and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 5, which become more stringent in the first quarter of fiscal 2010.  It is likely the Company will need to seek amendments of its credit facilities to relax those financial covenants for fiscal 2010.  The Company was in compliance with the financial covenants as of November 2, 2008, but also may need relief with respect to fiscal 2009 depending on its results for the fourth quarter. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights, under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. Acceleration of the maturity of indebtedness under the 2007 Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     In addition to further declines in revenues, many other factors could also adversely affect the Company’s business. In particular, increases in the cost of raw materials and fuel and strengthening of the U.S. dollar relative to other currencies could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6. Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

Note 3 — Receivables

     The components of receivables are as follows:

	Nov. 2,	Feb. 3,
	2008	2008
	(In thousands)
Receivables:
Wholesale doughnut customers	$10,699	$12,769
Unaffiliated franchisees	14,577	14,607
Current portion of notes receivable	317	365
	25,593	27,741
Less — allowance for doubtful accounts:
Wholesale doughnut customers	(369)	(570)
Unaffiliated franchisees	(3,935)	(4,180)
	(4,304)	(4,750)
	$21,289	$22,991
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,257	$4,016
Less — allowance for doubtful accounts	(240)	(1,379)
	$1,017	$2,637

     The allowances for doubtful accounts declined from an aggregate of $6.1 million at February 3, 2008 to $4.5 million at November 2, 2008 principally due to write-offs of receivables previously reserved.

Note 4 — Inventories

     The components of inventories are as follows:

	Nov. 2,	Feb. 3,
	2008	2008
	(In thousands)
Raw materials	$6,337	$6,055
Work in progress	67	96
Finished goods	5,986	5,794
Purchased merchandise	5,385	7,969
Manufacturing supplies	90	73
	$17,865	$19,987

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	Nov. 2,	Feb. 3,
	2008	2008
	(In thousands)
2007 Secured Credit Facilities	$74,657	$76,119
Capital lease obligations	517	594
	75,174	76,713
Less: current maturities	(1,480)	(1,557)
	$73,694	$75,156

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

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. As of November 2, 2008, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 5.50% and 4.50%, respectively (3.50% and 2.50%, respectively, prior to the April Amendments and 2.75% and 1.75%, respectively, prior to amendments executed in January 2008 to permit the sale of certain real estate). In addition, the April Amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

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

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of November 2, 2008, the consolidated leverage ratio was required to be not greater than 4.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.5 to 1.0. As of November 2, 2008, the Company’s consolidated leverage ratio was approximately 3.8 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.0 to 1.0. The maximum consolidated leverage ratio declines during fiscal 2010 to 4.0 to 1.0 and declines thereafter until it reaches 2.75 to 1.0 in fiscal 2013. The minimum consolidated interest coverage ratio increases during fiscal 2010 to 3.0 to 1.0 and increases to 4.5 to 1.0 for fiscal 2011 and thereafter. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 12-month period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $16.0 million as of November 2, 2008. The maximum additional borrowing available to the Company as of November 2, 2008 was approximately $14.0 million.

     The 2007 Secured Credit Facilities also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of the April Amendments, which provide that interest on LIBOR-based borrowings is payable at the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings. As of November 2, 2008, the fair value of the derivatives was a liability of approximately $1.6 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of November 2, 2008 includes an accumulated loss related to these derivatives of approximately $1.0 million (net of income taxes of approximately $600,000).

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

Other Commitments and Contingencies

     The Company has guaranteed certain loans and leases from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled $9.4 million and $17.5 million at November 2 and February 3, 2008, respectively, and are summarized in Note 9. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan and lease guarantees totaled $2.7 million as of November 2, 2008. This amount represents the estimated amount of guarantee payments which the Company believes are probable and is included in accrued liabilities in the accompanying consolidated balance sheet. This liability was recorded in the fourth quarter of fiscal 2008 as more fully described in Note 9. The Company has made payments totaling approximately $650,000 related to these guarantees during fiscal 2009 as more fully described in Note 9. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at November 2, 2008, additional payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

     In addition, accrued liabilities at November 2, 2008 includes approximately $200,000 recorded in the second quarter of fiscal 2009 in connection with the Company’s assignment of operating leases on three stores to two new franchisees who have acquired these stores from the Company. The Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed. The $200,000 charge represents the estimated fair value of the Company’s contingent obligation.

     The Company is subject to indemnification obligations to its directors and officers pursuant to indemnification provisions of North Carolina law, the Company’s bylaws and certain indemnification agreements. Several of the Company’s former directors, officers and employees are the subject of criminal, administrative and civil investigations and the unresolved components of the shareholder derivative litigation. The Company may have an obligation to indemnify these persons in relation to these matters, and currently is advancing certain legal costs incurred by certain of these potentially indemnified persons. Such advances of legal costs are being expensed as incurred. Some of these indemnification obligations would be covered by certain insurers under applicable directors’ and officers’ liability policies. In connection with the settlement of the securities class action and the partial settlement of the derivative litigation described above, however, the Company agreed with these insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related criminal and administrative investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.2 million remains as of November 2, 2008). Two of the Company’s former officers have agreed to limit their claims for indemnity from the Company in connection with future proceedings before the SEC or the United States District Court for the Southern District of New York to a portion of the amount deposited into the reserve fund. This portion is not available to the Company for its claims for reimbursement of the legal fees and costs described above. If the sums in this fund are not sufficient to provide for reimbursement to the Company or if the Company incurs significant uninsured indemnity obligations, such indemnity obligations could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. In addition, counsel for the plaintiffs in the settled shareholder derivative actions have deferred their application for fees until conclusion of the derivative actions, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $16.0 million at November 2, 2008, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The aggregate fair value of unassigned futures contracts as of November 2, 2008 was a liability of approximately $128,000.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$39	$547	$(109)	$33,271
Impairment of reacquired franchise rights	—	—	—	400
Total impairment charges	39	547	(109)	33,671
Lease termination costs:
Provision for termination costs	522	310	279	2,344
Less — reversal of previously recorded deferred rent expense	(216)	(1,125)	(818)	(1,511)
Net provision	306	(815)	(539)	833
	$345	$(268)	$(648)	$34,504

     When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $20.8 million for the nine months ended October 28, 2007. Such charge related to underperforming stores, including both stores closed or likely to be closed and stores management believed would not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management had not yet decided to close. The impaired store assets included leasehold improvements, which are typically abandoned when the leased properties revert to the lessor (although the Company may recover a portion of the cost of the improvements if the Company is successful in assigning its leasehold interests to another tenant), and doughnut-making and other equipment.

     During the nine months ended October 28, 2007, the Company also recorded an impairment charge of approximately $11.0 million with respect to its KK Supply Chain manufacturing and distribution facility in Effingham, Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value.

     During the first nine months of fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

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

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals. The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$2,381	$2,821	$2,837	$1,650
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	177	820	380	1,961
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	289	(570)	(269)	250
Accretion of discount	56	60	168	133
Total provision	522	310	279	2,344
Proceeds from assignment of leases	—	841	748	966
Payments on unexpired leases, including settlement with lessors	(488)	(955)	(1,449)	(1,943)
Total reductions	(488)	(114)	(701)	(977)
Balance at end of period	$2,415	$3,017	$2,415	$3,017

Note 8 — Segment Information

     The following table presents the results of operations of the Company’s operating segments for the three and nine months ended November 2, 2008 and October 28, 2007. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands)
Revenues:
Company Stores	$64,708	$72,787	$201,961	$228,504
Franchise	6,393	5,679	19,532	15,773
KK Supply Chain:
Total revenues	46,747	48,933	143,724	150,415
Less - intersegment sales elimination	(23,510)	(24,044)	(73,001)	(76,321)
External KK Supply Chain revenues	23,237	24,889	70,723	74,094
Total revenues	$94,338	$103,355	$292,216	$318,371
Operating income (loss):
Company Stores	$(4,470)	$(1,855)	$(8,985)	$(7,187)
Franchise	4,188	3,793	12,528	9,997
KK Supply Chain	5,449	5,735	17,440	19,681
Unallocated general and administrative expenses	(6,134)	(5,943)	(18,334)	(20,322)
Impairment charges and lease termination costs	(345)	268	648	(34,504)
Settlement of litigation	—	—	—	14,930
Total operating income (loss)	$(1,312)	$1,998	$3,297	$(17,405)
Depreciation and amortization expense:
Company Stores	$1,548	$2,603	$4,854	$9,018
Franchise	21	22	64	70
KK Supply Chain	248	1,960	765	3,671
Corporate administration	290	283	926	883
Total depreciation and amortization expense	$2,107	$4,868	$6,609	$13,642

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     As of November 2, 2008, the Company has investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below. Current liabilities at November 2, 2008 include accruals for potential payments under the loan and lease guarantees of approximately $2.7 million related to Krispy Kreme of South Florida, LLC (“KKSF”). Current liabilities at February 3, 2008 include accruals for potential payments under loan and lease guarantees of approximately $3.0 million related to KKSF and $450,000 related to Priz Doughnuts, LP (“Priz”). There is no liability reflected for other guarantees of Equity Method Franchisee obligations because the Company does not believe it is probable that the Company will be required to perform under such other guarantees.

     The Company has a $900,000 note receivable from Kremeworks, LLC (“Kremeworks”) which is subordinate to certain Kremeworks bank indebtedness guaranteed, in part, by the Company. The note arose from cash advances made by the Company to Kremeworks in fiscal 2005 and earlier years. Kremeworks’ results of operations and operating cash flow have declined and, although Kremeworks has paid all amounts due under its bank indebtedness, it has failed to comply with certain financial covenants related to such indebtedness, a portion of which matures, by its terms, in January 2009. Kremeworks has requested that the lender waive the loan defaults resulting from the covenant violations and refinance the maturing indebtedness. In the event the lender is unwilling to do so and declares the entire indebtedness immediately due and payable, the Company could be required to perform under its guarantee, which totaled approximately $1.8 million as of November 2, 2008. Kremeworks could have insufficient cash flows from its business to service the indebtedness even if it is refinanced, which might require capital contributions to Kremeworks by the Company and the majority owner of Kremeworks (which has guarantees of the Kremeworks indebtedness proportionate to those of the Company) in order for Kremeworks to comply with the terms of the any new loan agreement. During the quarter ended November 2, 2008, the Company established a reserve equal to the entire $900,000 balance of its note receivable in recognition of the uncertainty surrounding its ultimate collection, the charge related to which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. Kremeworks revenues, operating loss and net loss for the first nine months of fiscal 2009 were approximately $13.9 million, $1.0 million and $1.7 million, respectively.

	November 2, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$393	$1,816
Kremeworks Canada, LP	24.5%	—	25	—
Krispy Kreme of South Florida, LLC	35.3%	—	12	7,605
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,563	827	—
		2,463	1,257	$9,421
Less: reserves and allowances		(900)	(240)
		$1,563	$1,017

	February 3, 2008
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
A-OK, LLC	30.3%	$(523)	$2,591	$2,319
KK-TX I, L.P	33.3%	(484)	203	810
Kremeworks, LLC	25.0%	1,280	278	2,122
Kremeworks Canada, LP	24.5%	—	17	—
Krispy Kreme of South Florida, LLC	35.3%	—	102	11,801
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,677	756	—
Priz Doughnuts, LP	66.7%	—	69	450
		1,950	4,016	$17,502
Less: reserves and allowances		—	(1,379)
		$1,950	$2,637

     The aggregate loan and lease guarantees at November 2, 2008 consist of $3.8 million of loan guarantees and $5.6 million of lease guarantees. The guaranteed amount for debt was determined based upon the principal amount outstanding under the related agreement and the guaranteed amount for leases was determined based upon the gross amount of remaining lease payments.

     In June 2008, the Company completed an agreement to dissolve Priz. In connection with this transaction, the Company conveyed the assets of one of the Priz stores to an existing franchisee and conveyed the other store to the other partner of Priz which is continuing to operate that store as a franchisee. In connection with the dissolution of Priz, the Company paid $400,000 to settle its loan guarantee related to Priz.

     In April 2008, the Company completed an agreement with A-OK, LLC and KK-TX I, L.P. (which have common ownership and are collectively referred to as the “A-OK Parties”) pursuant to which, among other things, the Company conveyed to the owner of the A-OK Parties the Company’s equity interests in the A-OK Parties and compromised and settled certain disputed and past due amounts owed by the A-OK Parties to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the A-OK Parties’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the nine months ended November 2, 2008.

     In December 2006, the Company entered into an agreement with KKSF (which has since expired) pursuant to which, among other things, the Company granted KKSF forbearance with respect to certain of KKSF’s financial obligations to the Company, and KKSF agreed to use its best efforts to cause the Company to be released from its obligations under its guarantees of certain KKSF indebtedness and lease obligations. The Company’s potential guarantee obligations have been reduced by approximately $10.9 million since December 2006, including the release of approximately $4.0 million of potential lease obligations during the third quarter of fiscal 2009 as described below. KKSF has sought additional forbearance and/or financial support from the Company, and has incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for potential payments related to guarantees of KKSF loans and leases. In September 2008, the Company, KKSF and one of KKSF’s lenders entered into agreements pursuant to which, among other things, the Company paid approximately $250,000 to the lender to effect a cure of certain KKSF defaults with respect to certain of the indebtedness subject to the Company’s guarantee. Such agreements also provided for a reduction in the amount of the Company’s debt guarantee obligations of approximately $125,000, and for the Company’s release from KKSF lease guarantees for which the Company’s potential guarantee obligation was approximately $4.0 million.

     While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at November 2, 2008, additional payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

Note 10 — Shareholders’ Equity

     Share-Based Compensation for Employees

     The Company accounts for share-based payment (“SBP”) awards under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for share-based payment awards, including stock options.

     The aggregate cost of SBP awards charged to earnings for the three months and nine months ended November 2, 2008 and October 28, 2007 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock during any of these periods.

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(In thousands)
Costs charged to earnings related to:
Stock options	$618	$1,235	$2,063	$4,214
Restricted stock	971	886	2,200	2,432
Total costs	$1,589	$2,121	$4,263	$6,646

Costs included in:
Direct operating expenses	$620	$794	$1,659	$2,667
General and administrative expenses	969	1,327	2,604	3,979
Total costs	$1,589	$2,121	$4,263	$6,646

     During the nine months ended November 2, 2008, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vesting common shares in lieu of reimbursing the Company in cash. In addition, the terms of certain stock options granted under the Company’s 1998 Stock Option Plan which were exercised during the third quarter of fiscal 2009 provided that reimbursement of minimum required withholdings taxes and payment of the exercise price could, at the election of the optionee, be made by surrendering common shares acquired upon the exercise of such options. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards and the exercise of stock options was $300,000 and $1.8 million, respectively, for the nine months ended November 2, 2008. The aggregate fair value of $2.1 million has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

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

     The Company has no material financial assets or liabilities measured at fair value except for interest rate derivatives liabilities described in Note 5. Such liabilities had a fair value of approximately $1.6 million at November 2, 2008. The fair value of these over-the-counter derivatives was determined using a discounted cash flow model based on the terms of the contracts. The most significant input to this model is implied forward LIBOR rates. These inputs are classified within level 2 of the valuation hierarchy.

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

     As of November 2, 2008, there were 509 Krispy Kreme stores operated systemwide in the United States, Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom, of which 97 were owned by the Company and 412 were owned by franchisees. Of the 509 stores, 284 were factory stores and 225 were satellites; 228 stores were located in the United States and 281 were located in other countries.

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

     On May 13, 2008, the Company entered into an agreement with BakeMark USA LLC of Pico Rivera, California pursuant to which BakeMark distributes doughnut mix, other ingredients and supplies to substantially all Company and franchise stores located west of the Mississippi River. The Company did not renew the lease for its California distribution center, which had been distributing mix, ingredients and supplies to the majority of these locations, and exited the California facility in August 2008.

     Several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 and in Note 9 to the consolidated financial statements appearing elsewhere herein. Such guarantees totaled $9.4 million as of November 2, 2008, and the aggregate recorded liability for estimated payments under such guarantees was $2.7 million at that date. During fiscal 2008, two of the Company’s domestic franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee; the other franchise operation is continuing to operate under court supervision. In the third quarter of fiscal 2009, the Company’s franchisee in Hong Kong commenced liquidation proceedings, and has since closed the nine stores it operated.

     Franchisees opened 96 stores and closed 30 stores (of which seven were in Hong Kong) in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three months and nine months ended November 2, 2008 and October 28, 2007, expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	92.4	88.0	90.7	89.0
General and administrative expenses	6.2	5.5	6.0	6.1
Depreciation and amortization expense	2.2	4.7	2.3	4.3
Impairment charges and lease termination costs	0.4	(0.3)	(0.2)	10.8
Settlement of litigation	—	—	—	(4.7)
Other operating (income) and expense, net	0.2	0.2	0.2	—
Operating income (loss)	(1.4)%	1.9%	1.1%	(5.5)%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended November 2, 2008:
AUGUST 3, 2008	88	198	286
Opened	–	7	7
Closed	(2)	(9)	(11)
Converted from satellites	–	2	2
Converted to satellites	–	–	–
Transferred	–	–	–
NOVEMBER 2, 2008	86	198	284

Nine months ended November 2, 2008:
FEBRUARY 3, 2008	97	198	295
Opened	–	16	16
Closed	(4)	(18)	(22)
Converted from satellites	–	2	2
Converted to satellites	(6)	(1)	(7)
Transferred	(1)	1	–
NOVEMBER 2, 2008	86	198	284

Three months ended October 28, 2007:
JULY 29, 2007	106	193	299
Opened	–	8	8
Closed	(5)	(10)	(15)
Converted to satellites	–	(2)	(2)
Transferred	–	–	–
OCTOBER 28, 2007	101	189	290

Nine months ended October 28, 2007:
JANUARY 28, 2007	108	188	296
Opened	1	19	20
Closed	(8)	(14)	(22)
Converted to satellites	–	(4)	(4)
Transferred	–	–	–
OCTOBER 28, 2007	101	189	290

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
Three months ended November 2, 2008:
AUGUST 3, 2008	12	196	208
Opened	–	30	30
Closed	(1)	(10)	(11)
Converted from factory stores	–	–	–
Converted to factory stores	–	(2)	(2)
Transferred	–	–	–
NOVEMBER 2, 2008	11	214	225

Nine months ended November 2, 2008:
FEBRUARY 3, 2008	8	146	154
Opened	–	80	80
Closed	(2)	(12)	(14)
Converted from factory stores	6	1	7
Converted to factory stores	—	(2)	(2)
Transferred	(1)	1	–
NOVEMBER 2, 2008	11	214	225

Three months ended October 28, 2007:
JULY 29, 2007	5	107	112
Opened	–	19	19
Closed	–	–	–
Converted from factory stores	–	2	2
Transferred	–	–	–
OCTOBER 28, 2007	5	128	133

Nine months ended October 28, 2007:
JANUARY 28, 2007	5	94	99
Opened	–	37	37
Closed	–	(7)	(7)
Converted from factory stores	–	4	4
Transferred	–	–	–
OCTOBER 28, 2007	5	128	133

     Data on the aggregate number of factory and satellite stores as of November 2, 2008 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	82	107	189
International	4	91	95
Total factory stores	86	198	284

SATELLITES:
Domestic:
Hot shops	11	12	23
Fresh shops	–	16	16
Kiosks	–	–	–
Total domestic	11	28	39

International:
Hot shops	–	25	25
Fresh shops	–	109	109
Kiosks	–	52	52
Total international	–	186	186

Total satellites	11	214	225

     Franchisees closed 30 stores in the first nine months of fiscal 2009, including 19 in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant.

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

	Three Months Ended		Nine Months Ended
	Nov. 2,	Oct. 28,	Nov. 2,	Oct. 28,
	2008	2007	2008	2007
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$49.9	$52.9	$51.0	$53.4
Systemwide	$29.5	$36.4	$32.6	$37.7
Store operating weeks:
Company	1,287	1,373	3,939	4,279
Systemwide	6,319	5,174	17,993	15,310
____________________

(1) Excludes intersystem sales between Company and franchise stores.

THREE MONTHS ENDED NOVEMBER 2, 2008 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2007

   Overview

     Systemwide sales for the third quarter of fiscal 2009 decreased approximately 1.0% compared to the third quarter of fiscal 2008, reflecting an 19.0% decrease in average weekly sales per store, partially offset by a 22.1% increase in store operating weeks. The systemwide sales decrease reflects an 11.1% decrease in Company Stores sales from the prior year quarter, partially offset by a 5.5% increase in franchise store sales. The total number of factory stores at the end of the third quarter of fiscal 2009 was 284, consisting of 86 Company stores and 198 franchise stores. Satellite stores made up 44% of the total systemwide store count as of November 2, 2008, compared to 31% at October 28, 2007. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, are operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store. On a same store basis (as described below), systemwide on-premises sales decreased 11.8% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

   Revenues

     Total revenues decreased 8.7% to $94.3 million for the three months ended November 2, 2008 from $103.4 million for the three months ended October 28, 2007. This decrease was comprised of an 11.1% decrease in Company Stores revenues to $64.7 million, a 12.6% increase in Franchise revenues to $6.4 million, and a 6.6% decrease in KK Supply Chain revenues to $23.2 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$64,708	$72,787
Franchise	6,393	5,679
KK Supply Chain:
Total revenues	46,747	48,933
Less - intersegment sales elimination	(23,510)	(24,044)
External KK Supply Chain revenues	23,237	24,889
Total revenues	$94,338	$103,355

PERCENTAGE OF TOTAL REVENUES:
Company Stores	68.6%	70.4%
Franchise	6.8	5.5
KK Supply Chain	24.6	24.1
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 11.1% to $64.7 million in the third quarter of fiscal 2009 from $72.8 million in the third quarter of fiscal 2008. The decrease reflects a 6.3% decline in store operating weeks and a 5.7% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 11 Company factory stores and three Company satellite stores since the beginning of the third quarter of fiscal 2008. The Company continuously reviews the performance of its stores and may decide to close additional locations, and the number of such closures may be significant.

     On-premises sales (which include fundraising sales) comprised approximately 45% and 43% of total Company Stores revenues in the third quarter of fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

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

	Three Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
ON-PREMISES:
Change in same store sales	(1.3)%	(2.9)%
OFF PREMISES:
Change in average weekly number of doors	(5.9)%	(5.7)%
Change in average weekly sales per door	(9.1)%	(7.4)%

     On-premises same stores sales decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door also fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. Sales in the off-premises distribution channel have been declining and are expected to continue to decline in the near term. However, the Company is designing and implementing strategies designed to increase average per door sales and reduce costs in the off-premises channel.

     The Company has increased selling prices in both on-premises and off-premises distribution channels in order to cover rising costs, particularly the increased cost of doughnut mixes and shortening due to rising agricultural commodity prices. The Company believes the selling price increases have adversely affected sales volumes, particularly in the off-premises channel.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Three Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(In thousands)
Royalties	$5,526	$4,947
Development and franchise fees	813	695
Other	54	37
Total Franchise revenues	$6,393	$5,679

     Royalty revenues rose to $5.5 million in the third quarter of fiscal 2009 from $4.9 million in the third quarter last year. Sales by franchise stores, as reported by the franchisees, were approximately $122 million in the third quarter of fiscal 2009 and $116 million in the third quarter of fiscal 2008. All of the growth in franchisee sales in the third quarter of fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, principally due to store closings. The Company did not recognize as revenue approximately $150,000 and $450,000 of uncollected royalties which accrued during the third quarter of fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. The unrecorded revenue in fiscal 2009 relates principally to international franchisees, while the unrecorded revenue in fiscal 2008 related principally to domestic franchisees.

     Development and franchise fees increased $118,000 in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to an increase in store openings by franchisees.

     Although royalties and fees from international franchisees are payable to the Company in U.S. dollars, changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s revenues. The Company historically has not hedged these exchange rate risks. Recently, the U.S. dollar has strengthened relative to many other currencies; strengthening of the U.S. dollar relative to the currencies of international franchisees adversely affects Franchise revenue.

     Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 6.6% to $23.2 million in the third quarter of fiscal 2009 from $24.9 million in the third quarter of fiscal 2008. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain. An increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue resulting from price increases for mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Franchisee expansion in the third quarter of fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution center) represented approximately 7.9% and 14.6% of KK Supply Chain revenues in the third quarter of fiscal 2009 and 2008, respectively.

     Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 92.4% of revenues in the third quarter of fiscal 2009 compared to 88.0% of revenues in the third quarter of fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$67,429	$72,047
Franchise	2,184	1,864
KK Supply Chain:
Total direct operating expenses	41,139	41,109
Less — intersegment eliminations	(23,609)	(24,109)
KK Supply Chain direct operating expenses, less intersegment eliminations	17,530	17,000
Total direct operating expenses	$87,143	$90,911

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	104.2%	99.0%
Franchise	34.2%	32.8%
KK Supply Chain (before intersegment elimination)	88.0%	84.0%
Total direct operating expenses	92.4%	88.0%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 104.2% in the third quarter of fiscal 2009 compared to 99.0% in the third quarter of fiscal 2008. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs, higher fuel costs and the adverse effects on delivery efficiency of lower average weekly sales per door more than offset selling price increases and the closure of underperforming stores. Recent economic conditions have led to significant reductions in the market prices of agricultural commodities and fuel. The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Higher spending related to the development and support of international franchisees in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was partially offset by lower allocated corporate costs resulting from cost reduction efforts. In addition, Franchise direct operating expenses increased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to a bad debt provision of approximately $240,000 principally related to credit exposure on international franchisees.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 88.0% in the third quarter of fiscal 2009 from 84.0% in the third quarter of 2008. The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in the third quarter of fiscal 2009 than in the third quarter of fiscal 2008. In particular, the prices of flour and shortening and the products from which they are made were significantly higher in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. In fiscal 2009, KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening and other goods in order to mitigate increases in the cost of certain raw materials, particularly flour and shortening. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     KK Supply Chain direct operating expenses include a charge of approximately $100,000 to the bad debt provision in the third quarter of fiscal 2009 compared to a net credit of approximately $400,000 in the third quarter of fiscal 2008. The net credit in the third quarter of fiscal 2008 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in receivable balances with respect to certain franchisees, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of November 2, 2008, the Company’s allowance for doubtful accounts from franchisees totaled approximately $4.2 million.

   General and Administrative Expenses

     General and administrative expenses increased to $5.8 million, or 6.2% of total revenues, in the third quarter of fiscal 2009 from $5.7 million, or 5.5% of total revenues, in the third quarter of fiscal 2008. The increase in general and administrative expenses as a percentage of total revenues principally reflects the fixed nature of many of these expenses on a lower revenue base. General and administrative expenses include professional fees and expenses related to the investigations and securities litigation described in Note 6 to the consolidated financial statements included elsewhere herein, totaling approximately $160,000 in the third quarter of both fiscal 2009 and fiscal 2008. Such professional fees and expenses include amounts advanced to certain former officers of the Company pursuant to the indemnification obligations described in Note 6.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $2.1 million, or 2.2% of total revenues, in the third quarter of fiscal 2009 from $4.9 million, or 4.7% of total revenues, in the third quarter of fiscal 2008. The decline in depreciation and amortization expense is attributable to the reduction in the number of Company factory stores operating in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and to a lower depreciable base of property and equipment resulting from asset dispositions and impairment writedowns. Additionally, depreciation and amortization expense decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of the Company’s divestiture in January 2008 of its manufacturing and distribution facility in Effingham, Illinois as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Impairment Charges and Lease Termination Costs

     The Company recorded a charge of $345,000 in the third quarter of fiscal 2009 compared to a net credit to impairment charges and lease termination costs of $268,000 in the third quarter of fiscal 2008.

     Impairment charges related to long-lived assets were $547,000 in the third quarter of fiscal 2008. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. The Company recorded a charge to lease termination costs of approximately $306,000 in the third quarter of fiscal 2009 compared to a net credit of approximately $815,000 in the third quarter of fiscal 2008. In the third quarter of fiscal 2008, the aggregate reversals of previously recorded deferred rent expense associated with certain closed stores exceeded the lease termination charges related to stores closed during the third quarter of fiscal 2008, resulting in an aggregate net credit in the provision for lease termination costs. The Company also received $841,000 in the third quarter of fiscal 2008 in connection with its assignment of lease related to a closed store. The credit to earnings from this assignment was partially offset by lease termination charges related to other closed stores.

     The Company plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In the first quarter of fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee and refranchised two operating stores to a new franchisee in the second quarter of fiscal 2009. The Company received no proceeds in connection with these refranchising transactions. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Income

     Interest income decreased to $65,000 in the third quarter of fiscal 2009 from $379,000 in the third quarter of fiscal 2008 primarily due to lower short-term interest rates.

   Interest Expense

     Interest expense increased to $3.0 million in the third quarter of fiscal 2009 from $2.3 million in the third quarter of fiscal 2008. Interest accruing on outstanding indebtedness was lower in the third quarter of fiscal 2009 than in the third quarter of fiscal 2008 principally resulting from the reduction in outstanding debt since the third quarter of fiscal 2008. This lower interest on outstanding indebtedness was largely offset by higher lender margin resulting from the amendments to the Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Interest expense for the third quarter of fiscal 2009 reflects a non-cash charge of $582,000 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008 the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings. As of November 2, 2008, the fair value of the derivative liability was approximately $1.6 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of November 2, 2008 includes an accumulated loss related to these derivatives of approximately $1.0 million (net of income taxes of approximately $600,000). Interest expense for the three months ended November 2, 2008 includes approximately $320,000 of amortization of this accumulated loss.

   Equity in Losses of Equity Method Franchisees

     The Company’s share of the losses incurred by equity method franchisees totaled $335,000 in the third quarter of fiscal 2009 compared to $216,000 in the third quarter of fiscal 2008. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense for the three months ended November 2, 2008 includes a charge of $900,000 to establish a reserve for collectability risk on a note receivable from an Equity Method Franchisee as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

     Other non-operating income and expense for the three months ended October 28, 2007 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in an Equity Method Franchisee to its estimated fair value, as well as a gain of approximately $260,000 resulting from the receipt of additional proceeds from the prior sale of another Equity Method Franchisee.

   Provision for Income Taxes

     The provision for income taxes was $404,000 in the third quarter of fiscal 2009 compared to $376,000 in the third quarter of fiscal 2008. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

   Net Loss

     The Company reported a net loss of $5.9 million for the three months ended November 2, 2008 compared to a net loss of $798,000 for the three months ended October 28, 2007.

NINE MONTHS ENDED NOVEMBER 2, 2008 COMPARED TO NINE MONTHS ENDED OCTOBER 28, 2007

   Overview

     Systemwide sales for the first nine months of fiscal 2009 increased approximately 1.8% compared to the first nine months of fiscal 2008, reflecting a 17.5% increase in store operating weeks, partially offset by a 13.5% decrease in average weekly sales per store. The systemwide sales increase reflects a 10.6% increase in franchise store sales, partially offset by an 11.6% decrease in Company Stores sales from the first nine months of the prior year. The total number of factory stores at the end of the first nine months of fiscal 2009 was 284, consisting of 86 Company stores and 198 franchise stores. Satellite stores made up 44% of the total systemwide store count as of November 2, 2008, compared to 31% at October 28, 2007. On a same store basis, systemwide on-premises sales decreased 8.3% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.

   Revenues

     Total revenues decreased 8.2% to $292.2 million for the nine months ended November 2, 2008 from $318.4 million for the nine months ended October 28, 2007. This decrease was comprised of an 11.6% decrease in Company Stores revenues to $202.0 million, a 23.8% increase in Franchise revenues to $19.5 million, and a 4.5% decrease in KK Supply Chain revenues to $70.7 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$201,961	$228,504
Franchise	19,532	15,773
KK Supply Chain:
Total revenues	143,724	150,415
Less - intersegment sales elimination	(73,001)	(76,321)
External KK Supply Chain revenues	70,723	74,094
Total revenues	$292,216	$318,371

PERCENTAGE OF TOTAL REVENUES:
Company Stores	69.1%	71.8%
Franchise	6.7	5.0
KK Supply Chain	24.2	23.3
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 11.6% to $202.0 million in the first nine months of fiscal 2009 from $228.5 million in the first nine months of fiscal 2008. The decrease reflects a 7.9% decline in store operating weeks and a 4.5% decrease in average weekly sales per store. The decrease in store operating weeks reflects the sale or closure of 14 Company factory stores and three Company satellite stores since the end of fiscal 2007. The Company continuously reviews the performance of its stores and may decide to close additional locations, and the number of such closures may be significant.

     On-premises sales (which include fundraising sales) comprised approximately 45% and 42% of total Company Stores revenues in the first nine months of fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores.

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
ON-PREMISES:
Change in same store sales	(1.3)%	(0.4)%
OFF PREMISES:
Change in average weekly number of doors	(7.0)%	(2.1)%
Change in average weekly sales per door	(8.5)%	(5.9)%

     On-premises same stores sales decreased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door also fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. Sales in the off-premises distribution channel have been declining and are expected to continue to decline in the near term. However, the Company is designing and implementing strategies designed to increase average per door sales and reduce costs in the off-premises channel.

     The Company has increased selling prices in both on-premises and off-premises distribution channels in order to cover rising costs, particularly increased costs of doughnut mixes and shortening due to rising agricultural commodity prices. The Company believes the selling price increases have adversely affected sales volumes particularly in the off-premises channel.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(In thousands)
Royalties	$17,263	$13,982
Development and franchise fees	2,001	1,535
Other	268	256
Total Franchise revenues	$19,532	$15,773

     Royalty revenues rose to $17.3 million in the first nine months of fiscal 2009 from $14.0 million in the first nine months of fiscal 2008. Sales by franchise stores, as reported by the franchisees, were approximately $386 million in the first nine months of fiscal 2009 and $349 million in the first nine months of fiscal 2008. All of the growth in franchisee sales in the first nine months of fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, principally due to store closings. The Company did not recognize as revenue approximately $760,000 and $2.3 million of uncollected royalties which accrued during the first nine months of fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. The unrecorded revenue in fiscal 2009 relates principally to international franchisees, while the unrecorded revenue in fiscal 2008 related principally to domestic franchisees.

     Development and franchise fees increased to $2.0 million in the first nine months of fiscal 2009 from $1.5 million in the first nine months of fiscal 2008 due to an increase in store openings by international franchisees.

     Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on Franchise revenues.

     KK Supply Chain Revenues. KK Supply Chain revenues decreased 4.5% to $70.7 million in the first nine months of fiscal 2009 from $74.1 million in the first nine months of fiscal 2008. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain. An increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue resulting from price increases for mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Franchisee expansion in the first nine months of fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 7.4% and 12.0% of KK Supply Chain revenues in the first nine months of fiscal 2009 and 2008, respectively.

     Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, franchise store closures have an adverse effect on KK Supply Chain revenues.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 90.7% of revenues in the first nine months of fiscal 2009 compared to 89.0% of revenues in the first nine months of fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$205,540	$227,024
Franchise	6,940	5,903
KK Supply Chain:
Total direct operating expenses	125,809	126,678
Less - intersegment eliminations	(73,363)	(76,366)
KK Supply Chain direct operating expenses, less intersegment eliminations	52,446	50,312
Total direct operating expenses	$264,926	$283,239

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	101.8%	99.4%
Franchise	35.5%	37.4%
KK Supply Chain (before intersegment eliminations)	87.5%	84.2%
Total direct operating expenses	90.7%	89.0%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 101.8% for the first nine months of fiscal 2009 compared to 99.4% in the first nine months of fiscal 2008. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs, higher fuel costs and the adverse effects on delivery efficiency of lower average weekly sales per door more than offset selling price increases and the closure of underperforming stores. Recent economic conditions have led to significant reductions in the market prices of agricultural commodities and fuel. The Company has been experiencing a decline in the average weekly sales per door in the off-premises distribution channel. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, and to monitor and aid in the performance of franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Franchise direct operating expenses increased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 due to a bad debt provision of approximately $1.3 million principally related to credit exposure on international franchisees, partially offset by lower allocated corporate costs resulting from cost reduction efforts and lower store opening support expenses. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 87.5% in the first nine months of fiscal 2009 from 84.2% in the first nine months of 2008. A significant component of the increase was a charge of approximately $1.7 million (approximately 1.2% of KK Supply Chain revenues before intersegment eliminations) related to the Company’s former third-party freight consolidator. For many years, the Company utilized a third-party freight consolidator to review and pay freight bills on behalf of the Company. During the second quarter of fiscal 2009, the Company made routine payments to the third-party freight consolidator which were improperly not remitted to the freight carriers. The actions of the third-party freight consolidator, which has since filed for bankruptcy protection, resulted in a loss to the Company which the Company currently does not expect to recover. The Company has since changed its procedures to pay freight carriers directly and taken other actions to mitigate this and similar risks. The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in the first nine months of fiscal 2009 than in the first nine months of fiscal 2008. In particular, the prices of flour and shortening and the products from which they are made were significantly higher in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. During the first nine months of fiscal 2009, KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mixes, shortening and other goods in order to mitigate increases in the cost of certain raw materials, particularly flour and shortening. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     KK Supply Chain direct operating expenses include a net credit of approximately $730,000 to the bad debt provision in the first nine months of fiscal 2009 compared to a charge of approximately $770,000 in the first nine months of fiscal 2008. The net credit in the first nine months of fiscal 2009 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in receivable balances with respect to certain franchisees and a recovery of certain receivables previously reserved, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of November 2, 2008, the Company’s allowance for doubtful accounts from franchisees totaled approximately $4.2 million.

   General and Administrative Expenses

     General and administrative expenses decreased to $17.4 million, or 6.0% of total revenues, in the first nine months of fiscal 2009 from $19.4 million, or 6.1% of total revenues, in the first nine months of fiscal 2008. The decrease in general and administrative expenses reflects a decrease in share-based compensation expense of approximately $1.4 million due principally to executive officer turnover resulting in the forfeiture of stock and option awards, and an out of period credit of approximately $600,000 recorded in the second quarter of fiscal 2009 related to the Company’s self-insured worker’s compensation program. In addition, the decrease in general and administrative expenses reflects a net decrease in professional fees of approximately $1.2 million. The decrease in professional fees reflects the remediation of material weaknesses in internal control over financial reporting and the resulting reduction in consulting fees, reduced use of consultants generally, and lower outside legal fees. The net reduction in professional fees reflects an increase in professional fees and expenses related to the investigations and securities litigation described in Note 6 to the consolidated financial statements included elsewhere herein, which totaled approximately $1.1 million in the first nine months of fiscal 2009 compared to $1.0 million in the first nine months of fiscal 2008. Such professional fees and expenses include amounts advanced to certain former officers of the Company pursuant to the indemnification obligations described in Note 6. These decreases in general and administrative expenses were partially offset by a charge of approximately $600,000 for vacation and other time off pay resulting from policy changes to enhance these employee benefits.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $6.6 million, or 2.3% of total revenues, for the first nine months of fiscal 2009 from $13.6 million, or 4.3% of total revenues, for the first nine months of fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 and to a lower depreciable base of property and equipment resulting from asset dispositions and impairment writedowns. Additionally, depreciation and amortization expense decreased in the first nine months of fiscal 2009 as a result of the Company’s divestiture in January 2008 of its manufacturing and distribution facility in Effingham, Illinois as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Impairment Charges and Lease Termination Costs

     The Company recorded a net credit to impairment charges and lease termination costs of $648,000 in the first nine months of fiscal 2009 compared to a charge of $34.5 million in the first nine months of fiscal 2008.

     Impairment charges related to long-lived assets were $33.3 million in the first nine months of fiscal 2008, of which approximately $20.8 million related to underperforming stores. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, in the first nine months of fiscal 2008, the Company also recorded an impairment charge of approximately $11.0 million with respect to its KK Supply Chain manufacturing and distribution facility in Effingham, Illinois, based on management's revised expectations about the use and ultimate disposition of that facility. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value. During the first nine months of fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. In the first nine months of fiscal 2009, changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in $1.2 million of credits to the provision for lease termination costs. This credit, in combination with the reversal of approximately $800,000 of previously recorded deferred rent expense related to stores closed during the period and approximately $1.4 million of charges related to other closed store leases, resulted in a net credit in the net provision for lease termination costs of $539,000 in the first nine months of fiscal 2009. In the first nine months of fiscal 2008, the Company received proceeds of $966,000 on the assignment of leases related to closed stores, reversed approximately $1.5 million of previously recorded deferred rent expense related to stores closed during the period and recorded approximately $1.6 million of charges related to other closed store leases, resulting in a net provision for lease termination costs of $833,000 in the first nine months of fiscal 2008.

     The Company plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In the first quarter of fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee and refranchised two operating stores to a new franchisee in the second quarter of fiscal 2009. The Company received no proceeds in connection with these refranchising transactions. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

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

   Interest Income

     Interest income decreased to $287,000 in the first nine months of fiscal 2009 from $1.2 million in the first nine months of fiscal 2008 primarily due to lower short term interest rates.

   Interest Expense

     Interest expense decreased to $7.3 million in the first nine months of fiscal 2009 from $7.4 million in the first nine months of fiscal 2008. Interest accruing on outstanding indebtedness was lower in the first nine months of fiscal 2009 than in the first nine months of fiscal 2008 principally because of the reduction in outstanding debt since the first quarter of fiscal 2008. This lower interest on outstanding indebtedness was largely offset by higher lender margin on fees resulting from the amendments to the Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     As more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008 the Company discontinued hedge accounting for certain interest rate derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings. As of November 2, 2008, the fair value of the derivative liability was approximately $1.6 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of November 2, 2008 includes an accumulated loss related to these derivatives of approximately $1.0 million (net of income taxes of approximately $600,000). Interest expense for the nine months ended November 2, 2008 includes approximately $660,000 of amortization of this accumulated loss.

     In the first nine months of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

   Loss on Extinguishment of Debt

     During the first nine months of fiscal 2008, the Company closed the 2007 Secured Credit Facilities and used the proceeds to retire other indebtedness, as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee related to the other indebtedness and a $5.5 million write-off of unamortized deferred financing costs related to that debt.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $685,000 in the first nine months of fiscal 2009 compared to $695,000 for the first nine months of fiscal 2008. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first nine months of fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in an Equity Method Franchisee, largely offset by a $900,000 charge for collectability risk on a note receivable from another Equity Method Franchisee, as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

     Other non-operating income and expense for the first nine months of fiscal 2008 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in an Equity Method Franchisee to its estimated fair value, partially offset by a gain of approximately $260,000 resulting from the receipt of additional proceeds from the prior sale of another Equity Method Franchisee.

   Provision for Income Taxes

     The provision for income taxes was a benefit of $613,000 for the first nine months of fiscal 2009 and a charge of $1.0 million for the first nine months of fiscal 2008. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the first nine months of fiscal 2009, the Company recorded a credit of approximately $1.7 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Loss

     The Company reported a net loss of $3.8 million for the nine months ended November 2, 2008 compared to a net loss of $35.2 million for the nine months ended October 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2009 and 2008.

	Nine Months Ended
	Nov. 2,	Oct. 28,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$10,769	$8,100
Net cash provided by (used for) investing activities	(2,237)	1,833
Net cash (used for) financing activities	(1,073)	(22,839)
Effect of exchange rate changes on cash	(19)	83
Net increase (decrease) in cash and cash equivalents	$7,440	$(12,823)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $10.8 million and $8.1 million in the first nine months of fiscal 2009 and 2008, respectively. Cash provided by operating activities in the first nine months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s credit facilities described under “Cash Flows from Financing Activities” below and in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Cash provided by operating activities in the first nine months of fiscal 2009 and fiscal 2008 was affected by professional and other fees related to the investigations and securities litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein. These fees and expenses reduced operating cash flows by approximately $950,000 in the first nine months of fiscal 2009 compared to $3.6 million for the first nine months of fiscal 2008.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $2.2 million in the first nine months of fiscal 2009 compared to net cash provided by investing activities of $1.8 million in the first nine months of fiscal 2008. Cash used for capital expenditures decreased to approximately $2.6 million in the first nine months of fiscal 2009 from $4.9 million in first nine months of fiscal 2008. Additionally, in the first nine months of fiscal 2009, the Company realized proceeds from the sale of property and equipment of $427,000 compared to $6.8 million in the first nine months of fiscal 2008. The fiscal 2008 proceeds resulted principally from the sale of closed stores.

Cash Flows from Financing Activities

     Net cash used by financing activities was $1.1 million in the first nine months of fiscal 2009, compared to $22.8 million in the first nine months of fiscal 2008. During the first nine months of fiscal 2009, the Company repaid approximately $1.7 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $920,000 of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $695,000 in fees to its lenders in the first nine months of fiscal 2009 to amend its credit facilities as described below and in Note 5 to the consolidated financial statements appearing elsewhere herein. In the first nine months of fiscal 2009, the Company received $3.1 million in proceeds from the exercise of stock options. During the same period, present and former employees surrendered common shares having an aggregate fair value of $2.1 million to pay the exercise price of options exercised and to reimburse the Company for the minimum statutory withholding taxes paid by the Company on behalf of present and former employees arising from such exercise and from the vesting of restricted stock awards.

     During the first nine months of fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under its former secured credit facilities (which were terminated) and to pay prepayment fees under the former secured credit facilities and fees and expenses associated with the 2007 Secured Credit Facilities. In the first nine months of fiscal 2008, the Company prepaid approximately $21.9 million of the 2007 Term Loan, of which $6.9 million was from the proceeds of sales of certain property and equipment and $15.0 million represented discretionary prepayments.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. These declines were only partially offset by higher royalty revenues from international franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the Company has recorded significant asset impairment charges in each of the last three fiscal years.

     The Company generated net cash from operating activities of $10.8 million in the first nine months of fiscal 2009 and $8.1 million in the first nine months of fiscal 2008. Net cash provided by operating activities in the first nine months of fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness.

     In the first nine months of fiscal 2009, the Company continued to experience declines in revenues in both its Company Stores and KK Supply Chain business segments. In addition, price increases in the Company Stores segment have not been sufficient to fully offset steep rises in agricultural commodity costs and gasoline prices in fiscal 2009 compared to fiscal 2008, although recent economic conditions have led to significant reductions in the market prices of these commodities and in the price of gasoline. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows.

     The Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.7 million as of November 2, 2008 which matures in February 2014, and a $30 million revolving credit facility which matures in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 5 to the consolidated financial statements appearing elsewhere herein, which become more stringent in the first quarter of fiscal 2010.  It is likely the Company will need to seek amendments of its credit facilities to relax those financial covenants for fiscal 2010.  The Company was in compliance with the financial covenants as of November 2, 2008, but also may need relief with respect to fiscal 2009 depending on its results for the fourth quarter. As a result of amendments in fiscal 2008 and 2009, the Company paid fees of approximately $835,000 and the interest rate on outstanding loans increased from LIBOR plus 2.75% to LIBOR plus 5.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights, under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. In the event the Company were to fail to comply with one or more such covenants, the Company would attempt to negotiate waivers of any such noncompliance. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. Acceleration of the maturity of indebtedness under the 2007 Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

     In addition to further declines in revenues, many other factors could also adversely affect the Company’s business. In particular, increases in the cost of raw materials and fuel and strengthening of the U.S. dollar relative to other currencies, could adversely affect the Company’s operating results and cash flows. In addition, several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated in recent quarters. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 6 to the consolidated financial statements appearing elsewhere herein. Franchisees opened 96 stores and closed 30 stores in the first nine months of fiscal 2009, including 37 and 19 stores, respectively, in the third quarter. The Company believes franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of adopting FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption. Principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the first nine months of fiscal 2009, the Company recorded credit of approximately $1.7 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in these short-term interest rates. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period.

     As of November 2, 2008, the Company had approximately $75.2 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would have no significant effect on the Company’s annual interest expense. The increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while only a portion of the hypothetical rate increase would result in higher interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     The substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. The Company’s investment in its franchisee operating in Mexico and the Company’s operations in Canada expose the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in United States dollars, changes in the rate of exchange between the United States dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s royalty revenues. Recently, the U.S. dollar has strengthened relative to many other currencies; strengthening of the U.S. dollar relative to the currencies of international franchisees adversely affects Franchise revenue. The Company historically has not hedged these exchange rate risks.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. Quantitative information about the Company’s unassigned commodity futures contracts as of November 2, 2008, all of which mature in fiscal 2010, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
(Dollars in thousands, except average prices)
Wheat futures contracts	235,000 bu.	$6.63/bu.	$ 1,558	$ (128)

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of the Company’s anticipated future commodity requirements that is subject to such contracts varies from time to time. Prices for agricultural commodities have been volatile in recent quarters and have traded at record high prices during this period, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of November 2, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of November 2, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended November 2, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed with the Commission on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant

10.1	—	Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch

10.2	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall

10.3		Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 11, 2008	By:	/s/ James H. Morgan
	Name:	James H. Morgan
	Title:	Chief Executive Officer

Date: December 11, 2008	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer