Form 10-K
period 2009-02-01
KRISPY KREME DOUGHNUTS INC
filed 2009-04-17
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2009

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

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of August 1, 2008 was $275.4 million.

Number of shares of Common Stock, no par value, outstanding as of March 27, 2009: 67,507,041.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders to be held on June 16, 2009 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005 mean the fiscal years ended January 31, 2010, February 1, 2009, February 3, 2008, January 28, 2007, January 29, 2006 and January 30, 2005, respectively. Please note that fiscal 2008 contained 53 weeks.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains statements about future events and expectations, including our business strategy and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements.” Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

  the quality of Company and franchise store operations;

  our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

  our relationships with our franchisees;

  our ability to implement our international growth strategy;

  our ability to implement our new domestic operating model;

  currency, economic, political and other risks associated with our international operations;

  the price and availability of raw materials needed to produce doughnut mixes and other ingredients;

  compliance with government regulations relating to food products and franchising;

  our relationships with wholesale customers;

  our ability to protect our trademarks and trade secrets;

  risks associated with our high levels of indebtedness;

  restrictions on our operations and compliance with covenants contained in our secured credit facilities;

  changes in customer preferences and perceptions;

  risks associated with competition; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. BUSINESS.

Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts and packaged sweets. Our principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores at which over 20 varieties of high-quality doughnuts, including our Original Glazed® doughnut, are made, sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     As of February 1, 2009, there were 523 Krispy Kreme stores operated systemwide in 36 U.S. states and in the District of Columbia, Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company Stores	93	—	93
Franchise Stores	132	298	430
Total	225	298	523

     Of the 523 total stores, there were 281 factory stores and 242 satellites.

     Factory stores (stores which contain a doughnut-making production line) often support multiple sales channels to more fully utilize production capacity and reach various consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting our factory and satellite stores) and off-premises sales (sales to convenience stores, grocery stores/mass merchants and other food service and institutional accounts) as described further under “Business Operations — Company Stores.” Other factory stores, including small factory stores which have less production capacity than relatively larger factory stores, serve only the on-premises distribution channel. Satellite stores, all of which serve only the on-premises distribution channel and which are supplied with doughnuts from a nearby factory store, consist primarily of the hot shop, fresh shop and kiosk store formats. Hot shops contain doughnut heating equipment that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosk locations do not contain doughnut heating equipment.

     Approximately 56% of total domestic store sales (including sales by both Company and franchise stores) represent on-premises sales, and substantially all sales by stores outside the United States are on-premises.

Business Operations

     We generate revenues from three distinct sources: stores we operate, which we refer to as Company Stores; development and franchise fees and royalties from our franchise stores, which we refer to as Franchise; and a vertically integrated supply chain, which we refer to as KK Supply Chain. Company Stores, Franchise and KK Supply Chain comprise our three reportable segments under generally accepted accounting principles (“GAAP”).

     Company Stores. The principal source of revenue for our stores is the sale of doughnuts. Many of our factory stores are both retail outlets and wholesale producers of our doughnuts and, as a result, can sell their products through multiple channels.

  On-premises sales. On-premises sales consist of sales to customers visiting our factory and satellite stores, including sales made through drive-through windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. Each of our stores generally offers at least 15 of our more than 20 varieties of doughnuts, including our signature Original Glazed® doughnut. We also sell complementary products and beverages, including drip coffees, espresso-based coffees, both coffee-based and noncoffee-based frozen drinks and packaged and fountain beverages.

  Off-premises sales. In addition to on-premises sales, we have developed multiple channels of sales outside our stores, which we refer to as off-premises sales. Off-premises sales consist of sales of fresh doughnuts and packaged sweets, primarily on a branded basis (i.e., bearing the Krispy Kreme brand name), to a variety of retail customers, such as convenience stores, grocery stores/mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on our customers’ shelves.

  These sales channels are designed to generate incremental sales, increase market penetration and brand awareness, increase consumer convenience and optimize utilization of our stores’ production capacity. We accomplish off-premises sales through our direct store delivery system, or DSD, through which we deliver fresh doughnuts, both packaged and unpackaged, to our off-premises customers. Our off-premises customers include Amerada Hess, BiLo/Bruno’s, Exxon/Mobil, Food Lion, Kroger, Speedway SuperAmerica, Wal-Mart and Wilco/Hess. Our route drivers are capable of taking customer orders and delivering products directly to our customers’ retail locations, where they are typically merchandised from Krispy Kreme branded displays. We have also developed national account relationships and implemented electronic invoicing and payment systems with many large DSD customers.

     Franchise. Through our Franchise segment, we generate revenues through the collection of development and franchise fees and royalties. Royalties from franchisees are payable based upon a percentage of franchise store sales and, as a result, our royalty revenues are dependent on level of sales by our franchisees. Most of our domestic franchisees sell doughnuts and other products through both the on-premises and off-premises channels discussed above under “— Company Stores,” while substantially all sales by franchisees outside the United States are made through the on-premises channel.

     KK Supply Chain. KK Supply Chain produces doughnut mixes and manufactures our doughnut-making equipment, which all franchisees are required to purchase. Additionally, KK Supply Chain operates a distribution center that provides Krispy Kreme stores with supplies for the critical areas of their business. KK Supply Chain generates revenues on sales of doughnut mixes, supplies, ingredients and equipment to franchisees. It supports both Company and franchisee stores by providing product knowledge and technical skills, controlling critical production and distribution processes and collective purchasing of certain materials.

     The primary ingredients used in our products are flour, sugar and shortening. We routinely obtain ingredients under forward purchase agreements and in the commodity spot markets; market risks associated with our purchases of ingredients are discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Although we own the recipe for our glaze flavoring — a key ingredient in many of our doughnuts — we currently utilize a sole source for our supply.

     KK Supply Chain has three business units:

  Mix manufacturing. We produce all of our proprietary doughnut mixes, which our franchisees are required to purchase, at our manufacturing facility in Winston-Salem, North Carolina, but have a backup source to manufacture our doughnut mixes in the event of the loss of our Winston-Salem facility. For certain international franchisees, we produce a concentrate which is shipped internationally where it is then combined with other ingredients sourced locally by contract mix manufacturers pursuant to the terms of agreements with us or with our franchisee. We control production of doughnut mixes and concentrate and monitor the performance of international contract manufacturers in order to ensure that our products meet our high quality standards, which include:

  — Receiving truckloads of shipment of our main ingredients regularly;

  — Testing each incoming shipment of key ingredients; and

  — Testing each batch of mix.

In February 2009, we entered into an agreement with BakeMark USA LLC of Pico Rivera, California, to manufacture certain doughnut mixes for regions outside the Southeastern United States and to provide doughnut mix production in the event of a disruption of business at our Winston-Salem, North Carolina facility.

  Equipment. We manufacture doughnut-making equipment, which our franchisees are required to purchase. Our equipment, when combined with our proprietary mixes and operated in accordance with our standard operating procedures, produces doughnuts with uniform consistency and quality.

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

  We also sell smaller machines, which we refer to as tunnel ovens and which are used in hot shops, that are manufactured by others and that complete the final steps of the production process by heating unglazed doughnuts to prepare them for the glazing process.

  Distribution. We operate a distribution center in Winston-Salem, North Carolina which supplies key supplies, including doughnut mixes, icings and fillings, other food ingredients, coffee, juices, uniforms and various other items to domestic stores in the Eastern United States and to certain international franchise stores. In May 2008, we subcontracted with an independent distributor to supply the domestic stores not supplied from Winston-Salem, which generally consist of stores west of the Mississippi River. These stores previously were supplied from a distribution center in Southern California, which we closed in August 2008.

  We provide many of the beverages offered in our stores, substantially all of which are purchased from third parties. Our beverage program includes drip coffees, both coffee-based and noncoffee-based frozen drinks, packaged and fountain beverages and, in many of our shops, a complete line of espresso-based coffees including flavors. See “— Products — Beverages.”

  Most of our domestic franchisees have agreed contractually through our Supply Chain Alliance Program to purchase all of their requirements for the critical areas of their business from KK Supply Chain. We believe that our ability to distribute supplies to our operators produces several advantages, including:

  —   Economies of scale. We are able to purchase key supplies at volume discount prices, which may be lower than those that would be available to our operators individually. In addition, we are selective in choosing our suppliers and require that they meet certain standards with regard to quality and reliability. Also, inventory is managed on a systemwide basis rather than at the store level.

  — Convenience. Our distribution center and our independent contract distributor carry the key items necessary for store operation. We believe this strategy of having one ordering and delivery system for store operations enables the store operators to focus their time and energies on running their stores, rather than managing multiple supplier and distribution relationships.

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

  Doughnut theater.® Our factory stores typically showcase our Doughnut theater,® which is designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness by allowing them to see doughnuts being made.

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

Store Format and Development

     Store Format. We classify a store as either a factory store or a satellite store. Our traditional factory store has the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily, and often engage in both on-premises and off-premises sales. Other factory stores, including small factory stores which have less production capacity than relatively larger factory stores, serve only the on-premises distribution channel. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capabilities of our factory stores. As of February 1, 2009, there were 19 commissaries systemwide, six of which were operated by the Company.

     Satellite stores consist primarily of the hot shop, fresh shop and kiosk store formats, each of which is substantially smaller than a traditional factory store. Hot shop stores contain tunnel oven doughnut heating and finishing equipment that allows customers to have a hot doughnut experience throughout the day. Our fresh shops and our free-standing kiosk locations do not contain doughnut heating equipment. In each of these formats, we typically sell fresh doughnuts and beverages, with the doughnuts supplied by nearby factory stores. As of February 1, 2009, 141 fresh shops, 49 hot shops and 52 kiosks were open systemwide. We operated 10 of the hot shops. We continue to view the fresh shop, hot shops and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     Domestic Store Development. As of February 1, 2009, there were a total of 225 domestic stores, of which 187 were factory stores and 38 were satellite stores. These store numbers reflect six domestic store openings and 26 domestic store closings in fiscal 2009. Of the six stores opened in fiscal 2009, five were satellite stores, and all six were franchise stores. Of the 26 stores closed in fiscal 2009, five were Company stores. The Company currently plans to open a modest number of new Company-operated satellite stores in fiscal 2010, and domestic franchisees also may open additional satellite stores as we work to refine our store formats for new domestic stores. However, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future.

     We have converted six of the stores we operate from traditional factory stores to hot shops using tunnel oven technology to reduce operating costs and increase the number of hours each day we offer our hot Original Glazed® doughnuts. Certain of our franchisees also have converted traditional factory stores to hot shops.

     International Store Development. Markets outside the United States are a source of growth. As of February 1, 2009, there were a total of 298 Krispy Kreme stores (including 204 satellites) operated internationally, which were located in Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. In fiscal 2009, 114 new international stores were opened, and 20 international stores were closed. Based upon our continued research and experience with our international stores, we are focusing additional international development efforts primarily on opportunities in markets in Asia and the Middle East. We are focusing on these two geographic areas because of their favorable population demographics, relatively high levels of consumer sweet goods consumption and the popularity of Western brands in these markets. Existing development and franchise agreements for territories outside the United States (which include the countries listed above) provide for the development of over 160 additional stores in fiscal 2010 and thereafter. Our ability to expand in these or other international markets, however, will depend on a number of factors, including attracting experienced and well capitalized franchisees, demand for our product, our ability to supply or obtain the ingredients and equipment necessary to produce our products and local laws or policies of the particular countries.

     Set forth below is a table containing certain store information as of the end of fiscal 2009, fiscal 2008 and fiscal 2007.

	At February 1,	At February 3,	At January 28,
	2009	2008	2007
By Owner:
Company Stores	93	105	113
Franchise Stores	430	344	282
Total Systemwide	523	449	395
By Type:
Factory Stores
Company	83	97	108
Franchise	198	198	188
Total Factory Stores	281	295	296
Satellites
Company	10	8	5
Franchise	232	146	94
Total Satellites	242	154	99
Total Systemwide	523	449	395
By Location:
Domestic Stores
Company	93	100	107
Franchise	132	145	165
Total Domestic Stores	225	245	272
International Stores:
Company	—	5	6
Franchise	298	199	117
Total International Stores	298	204	123
Total Systemwide	523	449	395

     Set forth below is a table presenting our revenues by geographic region for fiscal 2009, 2008 and 2007. Revenues by geographic region are presented by attributing revenues from external customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived.

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Revenues by geographic region:
United States	$332,061	$381,519	$417,748
Outside the United States	51,923	47,800	43,447
Total revenues	$383,984	$429,319	$461,195

Store Operations

     General store operations. We outline standard specifications and designs for each Krispy Kreme store format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training and marketing and advertising. We also require the use of a computer and cash register system with specified capabilities to ensure the collection of sales information necessary for effective store management. Our franchisees are required to provide us with weekly sales reports.

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

     Our stores generally operate seven days a week, excluding some major holidays. Traditionally, our domestic sales have been slower during the winter holiday season and the summer months.

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

     Management and staffing. Our President – U.S. Stores, along with other corporate officers responsible for store operations, is responsible for corporate interaction with our regional vice presidents, market managers and store management. Through our regional vice presidents and market managers, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.

     We offer a comprehensive manager training program covering the critical skills required to operate a Krispy Kreme store and a training program for all positions in the store. The manager training program includes classroom instruction, computer-based training modules and in-store training.

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

     Company stores. As of February 1, 2009, Krispy Kreme owned 93 stores. Many of these stores were developed between 1937 and 1996 and are located predominantly in the Southeastern United States. These stores were designed as wholesale bakeries and generate a majority of their revenues through off-premises sales. Through acquisitions of associate and area developer franchisees’ market rights and related stores, as well as through new store construction, the number of Company stores located outside the Southeast has increased. In the past three fiscal years, we have examined the performance of each of our Company stores and closed 25 underperforming stores.

     Franchisee stores. As of February 1, 2009, a total of 46 franchisees operated 430 stores systemwide. The Company has two principal categories of franchisees: associates and area developers. Approximately 60% of franchisees are area developers, and those area developers operated approximately 88% of the total number of franchise stores.

     Associates. Associate stores have attributes that are similar to Company stores located in the Southeast, and associates typically have many years of experience operating Krispy Kreme stores. This group of franchisees generally concentrates on growing sales within the current base of stores rather than developing new stores or new territories. Generally, our associates are not obligated to develop additional stores within their territories. We cannot grant licenses to other franchisees within an associate’s territory during the term of the license agreement.

     Associates are typically parties to 15-year licensing agreements that are renewed automatically for successive five-year periods, unless previously terminated by either party. These licensing agreements generally permit associates to operate Krispy Kreme stores within a specific territory. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Some associates also contribute 0.75% of all sales to the Company-administered public relations and advertising fund, which we refer to as the Brand Fund. Our associates who were shareholders prior to our initial public offering in April 2000 have license agreements which were extended for a period of 20 years following that offering. We do not plan to license any new Krispy Kreme franchisees under the terms of the associate license agreement.

     Area developers. Under our area developer franchise program, which we introduced in the mid-1990s to strategically expand into new territories in the United States and Canada, we licensed territories, usually defined by metropolitan statistical areas, to area developers which we believed were capable of developing a prescribed number of stores within a specified time period.

     As of February 1, 2009, we had an equity interest in four of the area developers. We do not currently expect to own any equity interests in any area developers that may be formed in the future.

     Each of our domestic and international area developers has been required to enter into two types of agreements: a development agreement, which establishes the number of stores to be developed in an area, and a franchise agreement for each store opened. With respect to our international area developers, most have entered into one agreement covering both store development and store operations for each store opened. Area developers typically pay development and franchise fees ranging from $15,000 to $50,000 for each store they develop. The franchise agreements with domestic and international area developers typically provide for the payment of royalties of 4.5% and 6.0% of sales, respectively. For fiscal 2009, the Company elected to reduce the royalty rate payable by domestic area developers on off-premises sales from 4.5% to 3.5%, and the Company has informed its domestic area developers that it will reduce the royalty rate on off-premises sales to 2.5% for fiscal 2010. Off-premises sales represented approximately 30% of domestic area developer sales and approximately 5% of international area developer sales in fiscal 2009.

     Our current standard franchise agreement for area developers provides for a 15-year term. Upon expiration of the term, an area developer typically has the right to acquire a successor franchise on terms and conditions of the franchise agreement that we are then using and subject to certain conditions. The agreement can be terminated for a number of reasons, including the failure of the franchisee to comply with system standards or to make timely payments within applicable grace periods, subject to state law. The franchise agreements with domestic and international area developers typically provide for contributions to the Brand Fund of 1.0% and 0.25% of sales, respectively. In fiscal 2009, the Company elected to reduce the Brand Fund contribution rate for domestic area developers to 0.75%.

     In addition to a franchise agreement, all domestic area developers have signed development agreements which require them to develop a specified number of stores on or before specific dates. Generally, these agreements expire upon the conclusion of the store development schedule stated in the agreement, which schedule varies among area developers. If franchisees fail to develop their stores on schedule, we have the right to terminate the agreement and develop Company stores or develop stores through other franchisees in their territories. Currently, we have several area developers that are not in compliance with their development schedules, and a number of domestic development agreements have expired.

     Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 18 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments.

     Franchisee financial performance. Over the past several years, domestic franchisees have closed a large number of stores in an effort to improve their overall financial performance. Several franchisees have been experiencing financial pressures which, in certain instances, have become exacerbated during fiscal 2008 and fiscal 2009. During fiscal 2008, two of our domestic franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee. The other franchise operation is continuing to operate under court supervision. In the third quarter of fiscal 2009, our franchisee in Hong Kong commenced liquidation proceedings, and has since closed the nine stores it operated. We believe franchisees will close additional stores in the future, and the number of such closures may be significant. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

     Refranchising. We plan to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside our traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by us in business combinations in prior years. In fiscal 2009, we refranchised one idled store acquired by us from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised our four Company stores in Canada to a new franchisee. We received no proceeds in connection with any of these refranchising transactions.

Products

     Doughnuts and Related Products. We currently make and sell over 20 varieties of high-quality doughnuts, including our hot Original Glazed® doughnut. Generally a product is first tested in our Company stores and then rolled out to our franchise stores. We have introduced doughnuts in non-traditional shapes and packaged doughnut snacks, as well as non-traditional packaging offerings, for distribution through convenience stores.

     Complementary products. In fiscal 2009, we began testing of a new soft serve menu of traditional cones, shakes and sundaes paired with a variety of toppings. In fiscal 2010, we will be expanding our testing of the concept, which we call Kool Kreme,® into additional Company stores. Our Company store tests, combined with testing by two of our franchisees, will give us additional assessments of consumer acceptance on which to base a rollout decision.

     Beverages. We have implemented a complete beverage program which includes drip coffees, both coffee-based and noncoffee-based frozen drinks, juices, sodas, milks, water and packaged and fountain beverages. In addition, many of our stores offer a complete line of espresso-based coffees, including flavors. We continue to seek to improve our beverage program.

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

     Relationship Marketing. Many of our brand-building activities are grassroots-based and focused on building customer and community relevancy by developing relationships with our constituents — consumers, local non-profit organizations and businesses. Specific initiatives include:

  Good neighbor product deliveries to create trial uses;

  Sponsorship of local events and nonprofit organizations;

  Friends of Krispy Kreme eNewsletters sent to customers registered to receive monthly updates about new products, promotions and store openings;

  Fundraising programs designed to assist local charitable organizations to raise money for their non-profit causes; and

  Digital marketing efforts including use of social media sites such as Facebook and Twitter to communicate product and promotional activity, new store openings and local store marketing programs.

     Public Relations. We utilize media relations, product placement and event marketing as vehicles to generate brand awareness and trial usage for our products. Our public relations activity creates opportunities for media and consumers to interact with the Krispy Kreme brand. Our key messages are as follows:

  Krispy Kreme is the preferred doughnut of choice for people nationwide;

  Krispy Kreme is a trusted food retailer with a long history of providing superior, innovative products and delivering quality customer service; and

  Krispy Kreme encourages its customers to stay engaged with the Company and its promotions through its Friends of Krispy Kreme program.

     Advertising and Sales Promotions. Grass roots marketing has been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we occasionally utilize free-standing newspaper inserts, direct mail, radio, television and/or sales promotions to generate awareness and usage of our products. Advertising and sales promotion activity center around our heritage events and shaped doughnut varieties, such as Valentine’s Day Hearts, Fall Footballs, Halloween Pumpkins and Holiday Snowmen.

     Brand Fund. We administer a public relations and advertising fund, which we refer to as the Brand Fund. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Fund. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. In fiscal 2009, the Company reduced the contribution from its associate and domestic area developer franchisees to 0.75%. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2009, we and our franchisees contributed approximately $2.6 million to the Brand Fund.

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

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s and Hostess, and regional brands.

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally registered trademarks and service marks, including Krispy Kreme Original Glazed® and Hot Krispy Kreme Original Glazed Now® and the logos associated with these marks. We have also registered some of our trademarks in approximately 40 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops.

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

     Food product regulation. Our doughnut mixes are produced at our manufacturing facility in Winston-Salem, North Carolina. We closed our mix manufacturing operation in Effingham, Illinois and sold the facility in January 2008. Production at and shipments from our Winston-Salem facility are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut stores to convenience stores or groceries/mass merchants. Many of our convenience store and grocery/ mass merchant customers require us to guarantee our products’ compliance with applicable food regulations.

     As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state and federal regulation for accuracy and content. Most states periodically check products for compliance. The use of various product ingredients and packaging materials is regulated by the United States Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be identified.

     International trade. In connection with our international operations, we typically export our products, principally our doughnut mixes (or concentrate which is combined with other ingredients sourced locally to manufacture mix) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

     The Company conducts business outside the United States in compliance with all foreign and domestic laws and regulations governing international trade.

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. Our franchise disclosure document complies with current FTC disclosure requirements, and we register in domestic and foreign jurisdictions that require registration for the sale of franchises.

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

Employees

     We employ approximately 3,860 people. Of these, approximately 180 are employed in our headquarters and administrative offices and approximately 150 are employed in our manufacturing and distribution center. In our Krispy Kreme stores, we have approximately 3,530 employees. Of our total workforce, approximately 2,700 are full-time employees, of which approximately 540 are managers and supervisors, including approximately 350 store employees.

     We are not a party to any collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees are good.

Available Information

     The Company maintains a website at the following address: www.krispykreme.com. The information on the Company’s website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

     We make available on or through our website certain reports and amendments to those reports, if applicable, that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

     We incurred net losses of $42.2 million, $67.1 million and $4.1 million in fiscal 2007, 2008 and 2009, respectively. We also experienced a decline in revenues in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and in sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. The reduction in revenues also reflects, to a limited extent, decisions by the Company to reduce certain royalties and fees charged to franchisees, as well as to decisions to lower selling prices of certain goods sold to franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of our direct operating expenses. In addition, we have recorded significant asset impairment charges, principally related to underperforming Company stores and, in fiscal 2008, a manufacturing and distribution facility we divested. We may experience further revenue declines, asset impairments and net losses in the future.

Store profitability is sensitive to changes in sales volume.

     Each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. Our average weekly sales per store have declined over the past three years. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Because significant fixed and semi-fixed costs prevent us from reducing our operating expenses in proportion with declining sales, our earnings are negatively impacted if sales decline.

     A number of factors have historically affected, and will continue to affect, our sales results, including, among other factors:

  Consumer trends, preferences and disposable income;

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

     Area developers and associates, which are all independent contractors and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 31% of our total revenues in fiscal 2009. We rely in part on these area developers and associates and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to area developers and associates, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our area developers and associates to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

     Reduced access to financing by our franchisees on reasonable terms, which the Company believes occurred in fiscal 2009, could adversely affect our future operations by limiting franchisees’ ability to open new stores or leading to additional franchisee store closures, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain area developers and may do so in the future.

     Several franchisees have been experiencing financial pressures which, in certain instances, increased in fiscal 2009. We have guaranteed certain obligations of franchisees in which we have an equity interest. Financial pressures on these franchisees increase the likelihood that we would be required to perform under these guarantees. During fiscal 2008, two of our domestic franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code and in fiscal 2009, our franchisee in Hong Kong commenced liquidation proceedings and closed the nine stores it operated. Franchisees opened 120 stores and closed 40 stores in fiscal 2009. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future, although we currently plan to open a modest number of new Company-operated satellite stores in fiscal 2010, and domestic franchisees also may open additional satellite stores. Our recent growth strategy has depended on the opening of new Krispy Kreme stores internationally. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

Our new domestic store operating model may not be successful.

     We are working to refine our domestic store operating model to focus on small retail concept shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently plans to open a modest number of new Company-operated satellite stores in fiscal 2010, and domestic franchisees also may open additional satellite stores as we work to refine our store formats for new domestic stores. However, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. We cannot predict whether this new model will be successful in increasing our profitability.

Currency, economic, political and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of February 1, 2009, there were 298 Krispy Kreme stores operated outside of the United States, all of which were operated by franchisees. These stores conduct business in the local currency of the country in which they are located. Amounts payable to us by our international franchisees are based on a conversion of the royalties and other fees to U.S. dollars using the prevailing exchange rate. In particular, the royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, currency exchange rates, local economic conditions, political instability and other risks associated with doing business in foreign countries. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign economic conditions and currency fluctuations will increase. Recently, the U.S. dollar has strengthened relative to many other currencies; strengthening of the U.S. dollar relative to the currencies of international franchisees adversely affects revenue in our Franchise segment, and also makes goods imported by and purchased in U.S. dollars more costly to these franchisees.

     In connection with our international operations, we typically export our products, principally our doughnut mixes and doughnut mix concentrates, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

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

     Flour, shortening and sugar are our three most significant ingredients. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, reached record highs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

We are the exclusive supplier of doughnut mixes, other key ingredients and flavors to all domestic Krispy Kreme Company stores. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts will be negatively affected. In addition, changes in vendor credit terms could adversely affect our profitability and liquidity.

     We are the exclusive supplier of doughnut mixes for all domestic and international Krispy Kreme stores. We also are the exclusive supplier of other key ingredients and flavors to all domestic Company stores, most domestic franchise stores and some international franchise stores. We manufacture the doughnut mixes at our mix manufacturing facility located in Winston-Salem, North Carolina. We distribute doughnut mixes and other key ingredients and flavors from our distribution center in Winston-Salem and using an independent contract distributor for Krispy Kreme shops west of the Mississippi River. We have a backup source to manufacture our doughnut mixes in the event of the loss of our Winston-Salem facility. Nevertheless, an interruption of production capacity at our manufacturing facility could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices.

We are the only manufacturer of our doughnut-making equipment. If we have any problems producing this equipment, our stores’ ability to make doughnuts will be negatively affected.

     We manufacture our custom doughnut-making equipment in one facility in Winston-Salem, North Carolina. Although we have limited backup sources for the production of our equipment, obtaining new equipment quickly in the event of the loss of our Winston-Salem facility would be difficult and would jeopardize our ability to supply equipment to new stores or new parts for the maintenance of existing equipment in established stores on a timely basis.

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

     As a franchisor, we are subject to regulation by the FTC and by domestic and foreign laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to offer franchises would cause us to lose franchise revenues and KK Supply Chain revenues. In addition, domestic or foreign laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchise stores will negatively affect us and our growth strategy.

Off-premises sales represent a significant portion of our sales. The infrastructure necessary to support off-premises sales results in significant fixed and semi-fixed costs. Also, the loss of one of our large off-premises customers could adversely affect our financial condition and results of operations.

     The Company operates a fleet network to support off-premises sales. Declines in off-premises sales without a commensurate reduction in operating expenses, as well as rising fuel costs, may adversely affect our business.

     We have several large off-premises customers. Our top two such customers accounted for approximately 10.8% of total Company store sales during fiscal 2009. The loss of one of our large national off-premises customers could adversely affect our results of operations across all business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

Our failure or inability to enforce our trademarks could adversely affect the value of our brands.

     We own certain common-law trademark rights in the United States, as well as numerous trademark and service mark registrations in the United States and in other jurisdictions. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. We therefore devote appropriate resources to the protection of our trademarks and aggressively pursue persons who unlawfully and without our consent use or register our trademarks. We have a system in place that is designed to detect potential infringement on our trademarks, and we take appropriate action with regard to such infringement as circumstances warrant. The protective actions that we take, however, may not be sufficient, in some jurisdictions, to secure our trademark rights for some of the goods and services that we offer or to prevent imitation by others, which could adversely affect the value of our trademarks and service marks.

     In certain jurisdictions outside the United States, specifically Costa Rica, Guatemala, India, Indonesia, Nigeria, Peru, the Philippines, Thailand and Venezuela, we are aware that some businesses have registered, used and/or may be using “Krispy Kreme” (or its phonetic equivalent) in connection with doughnut-related goods and services. There may be similar such uses or registrations of which we are unaware and which could perhaps arise from prior users. These uses and/or registrations could limit our operations and possibly cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property.

Loss of our trade secret recipes could adversely affect our sales.

     We derive significant competitive benefit from the fact that our doughnut recipes are trade secrets. Although we take commercially reasonable steps to safeguard our trade secrets, should they become known to competitors, our competitive position could suffer substantially.

We have substantial indebtedness under our secured credit facilities that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

     Our indebtedness for borrowed money as of February 1, 2009 was approximately $74.9 million, including $74.4 million under our secured credit facilities. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flow for as long as the indebtedness is outstanding.

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

     We have sought and received waivers of defaults and amendments to covenants from the lenders under our current and former secured credit facilities. While we were able to obtain these waivers and amendments, in some cases at a significant additional cost, there is no assurance that we will not require additional waivers or amendments or that any future waivers or amendments will be granted. In the event of a default, the absence of waivers or amendments could result in acceleration of all or substantially all of our indebtedness and the loss of the assets securing our indebtedness. As a result of amendments and waivers in fiscal 2008, 2009 and 2010, we have paid fees of approximately $2.7 million and the interest rate on the loans has increased from LIBOR + 2.75% to LIBOR + 7.50% (with a LIBOR floor of 3.25%). Any future amendments or waivers could result in additional fees or rate increases, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of February 1, 2009, there were 523 Krispy Kreme stores systemwide, of which 93 were Company stores and 430 were operated by franchisees.

  As of February 1, 2009, all of our Company stores, except commissaries, had on-premises sales, and approximately 58 of our Company factory stores also engaged in off-premises sales.

  Of the 93 Company stores as of February 1, 2009, we owned the land and building for 47 stores, we owned the building and leased the land for 29 stores and leased both the land and building for 17 stores.

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

TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million in actual damages as well as punitive and treble damages. The Company intends to vigorously prosecute its claims against TAG and to vigorously defend against the counterclaims, which the Company believes are without merit.

Fairfax County, Virginia Environmental Matter

     Since 2004, the Company has operated a commissary in Fairfax County, Virginia. Fairfax County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with Fairfax County’s investigation and is also conducting its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, Fairfax County notified us that it believes that the Company’s wastewater discharge was the cause of the alleged damage, and Fairfax County has demanded payment from the Company of approximately $2.0 million. The Company disputes that it is the cause of any alleged damage to the sewer system, and discussions with Fairfax County are ongoing.

     The Company cannot predict the likelihood of an unfavorable outcome with respect to the TAG and Fairfax County matters, or the amount or range of potential loss with respect to them, and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

Other Litigation and Investigations

SEC and United States Attorney Investigations

     In October 2004 , the staff of the SEC advised the Company that the SEC had entered a formal order of investigation concerning the Company. In February 2005, the United States Attorney for the Southern District of New York advised the Company that it would seek to conduct interviews of certain then-current and former officers and employees of the Company. The Company understood the investigations related to the alleged conduct of certain former officers and directors of the Company described below under “Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof.” The Company cooperated with both investigations.

     On March 4, 2009, the SEC entered an order resolving its investigation of the Company. Pursuant to the order, the Company consented to a cease and desist order against future violations of provisions of the Exchange Act and related rules concerning filing of accurate reports with the SEC, the maintenance of accurate books, records and accounts in reasonable detail, and the maintenance of a sufficient system of internal accounting controls. The Company did not admit or deny the findings in the order, and the order contained no monetary payments or other sanctions against the Company. Concurrently with the Company’s settlement, the four former officers of the Company who were subjects of the investigation also reached settlements with the SEC to resolve those investigations.

     The Company has had no substantive contact with the United States Attorney’s Office for over a year, and the Company does not anticipate any further contact from the United States Attorney’s Office concerning its investigation.

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     Beginning in May 2004, a series of purported securities class actions were filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. All the actions ultimately were consolidated.

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

     The Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The Company recorded a charge to earnings in fiscal 2006 for the fair value of the stock and warrants, measured as of the date on which the Company agreed to settle the litigation, and adjusted that charge in subsequent periods to reflect changes in the securities’ fair value until their issuance in the first quarter of fiscal 2008. Such subsequent adjustments resulted in a non-cash charge to fiscal 2007 earnings of $16.0 million and a non-cash credit to fiscal 2008 earnings of $14.9 million.

     In connection with the settlement of the securities class action and the partial settlement of the derivative litigation, the Company agreed with its insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related SEC and U.S. Attorney investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.2 million remains as of February 1, 2009). Counsel for the plaintiffs in the settled shareholder derivative actions have deferred their application for fees until conclusion of the remaining derivative action involving Mr. Livengood, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount or for any other costs the Company may incur in concluding these matters.

   FACTA Litigation

     In October 2007, a purported nationwide class action was filed against the Company and ten fictitiously named defendants in the United States District Court for the Central District of California. Plaintiff asserted a single cause of action for alleged willful violation of the provisions of the federal Fair and Accurate Credit Transactions Act related to electronic printing of certain credit card and debit card receipts. In August 2008, the Company entered into an agreement settling the case, which settlement had no material effect on the Company’s financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock in composite trading as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended February 3, 2008:
First Quarter	$13.20	$9.71
Second Quarter	10.49	6.80
Third Quarter	7.33	2.91
Fourth Quarter	4.19	2.23
Year Ended February 1, 2009:
First Quarter	$3.48	$2.50
Second Quarter	5.65	3.00
Third Quarter	4.72	1.76
Fourth Quarter	3.00	1.35

Holders

     As of April 10, 2009, there were approximately 14,700 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2009 or fiscal 2008. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by Item 201(d) of Regulation S-K is incorporated under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities in fiscal 2009.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 30, 2004 through January 30, 2009. The graph assumes an initial investment of $100 and the reinvestment of dividends.

Comparison of Cumulative Total Return

	January	January	January	January	February	January
	30, 2004	28, 2005	27, 2006	26, 2007	1, 2008	30, 2009

Krispy Kreme Doughnuts, Inc.	$100.00	$24.30	$14.96	$36.14	$8.11	$3.90
NYSE Composite Index	100.00	107.33	123.57	139.72	141.61	79.31
S&P 500 Restaurants Index	100.00	131.12	153.89	180.43	190.44	181.32

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein.

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,	Jan. 29,	Jan. 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$383,984	$429,319	$461,195	$543,361	$707,766
Operating expenses:
Direct operating expenses (exclusive of depreciation shown below)	345,007	380,014	389,379	474,591	598,281
General and administrative expenses	23,458	26,303	48,860	67,727	55,301
Depreciation and amortization expense	8,709	18,433	21,046	28,920	31,934
Impairment charges and lease termination costs	548	62,073	12,519	55,062	161,847
Settlement of litigation	—	(14,930)	15,972	35,833	—
Other operating (income) and expenses, net	1,501	13	1,916	(1,741)	4,365
Operating income (loss)	4,761	(42,587)	(28,497)	(117,031)	(143,962)
Interest income	331	1,422	1,627	1,110	775
Interest expense	(10,679)	(9,796)	(20,334)	(20,211)	(6,875)
Loss on extinguishment of debt	—	(9,622)	—	—	—
Equity in losses of equity method franchisees	(786)	(933)	(842)	(4,337)	(1,622)
Minority interests in results of consolidated franchises	—	—	—	4,181	6,249
Other non-operating income and (expense), net	2,815	(3,211)	7,021	(248)	(1,945)
Loss from continuing operations before income taxes	(3,558)	(64,727)	(41,025)	(136,536)	(147,380)
Provision for income taxes (benefit)	503	2,324	1,211	(776)	9,674
Loss from continuing operations	$(4,061)	$(67,051)	$(42,236)	$(135,760)	$(157,054)
Loss from continuing operations per common share
Basic	$(.06)	$(1.05)	$(.68)	$(2.20)	$(2.55)
Diluted	$(.06)	$(1.05)	$(.68)	$(2.20)	$(2.55)
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$36,190	$32,862	$(3,052)	$(6,894)	$1,728
Total assets	194,926	202,351	349,492	410,855	480,278
Long-term debt, less current maturities	73,454	75,156	105,966	118,241	90,950
Total shareholders’ equity	57,755	56,624	78,962	108,671	240,943
Number of stores at end of year:
Company	93	105	113	133	185
Franchise	430	344	282	269	248
Systemwide	523	449	395	402	433
____________________

(1)	Reflects a liability, net of amounts recoverable from insurance companies, of approximately $51.8 million and $35.8 million as of January 28, 2007 and January 29, 2006, respectively, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Company Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts and packaged sweets. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme stores at which over 20 varieties of high-quality doughnuts, including the Company’s Original Glazed® doughnut, are made, sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

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

  Off-premises sales. Sales of fresh doughnuts and packaged sweets primarily on a branded basis to a variety of retail customers, such as convenience stores, grocery stores/mass merchants and other food service and institutional accounts. Doughnuts are sold to these customers on trays for display and sale in glass-enclosed cases and in packages for display and sale on both stand-alone display units and on customers’ shelves.

     Traditional factory stores have the capacity to produce from 4,000 dozen to over 10,000 dozen doughnuts daily. Commissaries, which are production facilities used principally to serve off-premises customers domestically and to supplement factory stores focused on on-premises sales internationally, have the highest production capacities of factory stores. As of February 1, 2009, there were 19 commissaries systemwide, six of which were operated by the Company. Traditional factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the particular capacity of the store and the characteristics of the markets in which the stores operate. Other factory stores, including small factory stores which have less production capacity than relatively larger traditional factory stores, serve only the on-premises distribution channel. Each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production volume and sales. As of February 1, 2009, there were 281 Krispy Kreme factory stores systemwide, consisting of 83 Company stores and 198 franchise stores.

     Satellite stores, all of which serve only the on-premises distribution channel, consist primarily of the hot shop, fresh shop and kiosk formats. The Company has begun introducing hot shops, which utilize tunnel oven doughnut heating and finishing equipment scaled to accommodate principally on-premises sales. Hot shop equipment allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks are satellite stores that do not contain doughnut heating equipment. Each of these three small shop formats is substantially smaller than a traditional factory store. In each of these three formats, the Company typically sells fresh doughnuts and beverages, with the doughnuts supplied by nearby factory stores. As of February 1, 2009, 49 hot shops, 141 fresh shops and 52 kiosks were open systemwide; the Company operated 10 of the hot shops. The Company views the hot shop, fresh shop and kiosk formats as additional ways to achieve market penetration in a variety of market sizes and settings.

     The Company is working to refine its domestic store operating model to focus on small retail concept shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The objectives of the small retail concept model are to, among other things:

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

     The Company currently plans to open a modest number of new Company-operated satellite stores in fiscal 2010, and domestic franchisees also may open additional satellite stores. However, the Company does not expect that it or its franchisees will open a significant number of domestic factory stores in the near future. The Company also plans to extend its testing of soft serve dairy products into additional locations in fiscal 2010. The Company intends to finance these capital expenditures using existing cash balances and internally generated funds. Accordingly, completion of these capital projects is dependent upon the sufficiency of such funds to meet the Company’s capital expenditure needs, after providing for the Company’s other cash requirements, including debt service. The Company has converted six of its traditional factory stores to hot shops using tunnel oven equipment to reduce operating costs and increase the number of hours each day the stores offer the Company’s hot Original Glazed® doughnuts. Certain franchisees also have converted a few factory stores to hot shops.

     In addition, the Company plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these refranchising transactions.

     Like other retail and restaurant companies, the Company constantly evaluates the performance of its stores and from time to time decides to close locations whose performance no longer meets Company standards.

     Markets outside the United States are a source of growth. As of February 1, 2009, there were a total of 298 Krispy Kreme stores (including 204 satellites) operated internationally, which were located in Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. In fiscal 2009, 114 new international stores were opened, and 20 international stores were closed. Based on continued research and experience with international stores, the Company is focusing international development efforts primarily on opportunities in markets in Asia and the Middle East. Existing development and franchise agreements for territories outside the United States (which include the countries listed above) provide for the development of over 160 additional stores in fiscal 2010 and thereafter.

     The Company has equity interests in the franchisees operating stores in Mexico and Western Canada. The Company currently does not expect to own equity interests in international area developers formed in the future.

     The Company is vertically integrated to help maintain the consistency and quality of products throughout the Krispy Kreme system. In addition, through vertical integration, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. The supply chain business unit, KK Supply Chain, produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores are required to purchase. The Company manufactures doughnut mix at its facility in Winston-Salem, North Carolina. In February 2009, the Company entered into an agreement with an independent food company to manufacture certain doughnut mixes for regions outside the Southeastern United States and to provide doughnut mix production in the event of a disruption of business at the Winston-Salem facility.

     Additionally, KK Supply Chain operates a distribution center which supplies domestic stores in the Eastern United States and certain international franchise stores with key supplies. In May 2008, the Company subcontracted with an independent distributor to supply the domestic stores not supplied from the Winston-Salem distribution facility, which generally consist of stores west of the Mississippi River. These stores were previously supplied from a distribution center in Southern California that closed in August 2008. The Supply Chain business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

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

  Franchise. The Franchise segment consists of the Company’s store franchise operations. The Company has two principal franchise programs: the associate program, which is the Company’s original franchising program developed in the 1940s, and the area developer program, which was developed in the mid-1990s. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. The franchise agreements with area developers typically provide for the payment of royalties of 4.5% to 6.0% of all sales and one-time development and franchise fees ranging from $15,000 to $50,000 per store. For fiscal 2009, the Company elected to reduce the royalty rate payable by domestic area developers on off-premises sales from 4.5% to 3.5%, and the Company has informed its domestic area developers that it will reduce the royalty rate on off-premises sales to 2.5% in fiscal 2010. Expenses for this business segment include costs incurred to recruit new franchisees, to assist with store openings, to assist in the development of marketing and promotional programs, and to monitor and aid in the performance of these stores, as well as direct general and administrative expenses and certain allocated corporate costs.

  KK Supply Chain. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase. The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. All intersegment sales from the KK Supply Chain segment to the Company Stores segment have been eliminated in consolidation. Expenses for this business unit include all expenses incurred at the manufacturing and distribution level along with direct general and administrative expenses and certain allocated corporate costs.

     The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require the Company to furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. The Company’s Franchise Disclosure Document complies with current FTC disclosure requirements, and the Company has registered in domestic and foreign jurisdictions that require registration for the sale of franchises.

     Several franchisees have been experiencing financial pressures which, in certain instances, became exacerbated during fiscal 2008 and fiscal 2009. The Company has guaranteed certain obligations of franchisees in which it has an equity interest, as described in “Other Commitments and Contingencies” in Note 12 and Note 18 to the consolidated financial statements appearing elsewhere herein. Such guarantees totaled $9.0 million as of February 1, 2009 and the aggregate recorded liability for estimated payments under such guarantees was $2.7 million at that date. Subsequent to February 1, 2009, the Company’s aggregate franchisee loan and lease guarantee exposure was reduced to $4.6 million. During fiscal 2008, two of the Company’s domestic franchisees filed for reorganization under Chapter 11 of the United States Bankruptcy Code. One of these bankruptcy cases was substantially concluded in February 2008 upon the sale of the franchisee’s assets to, and assumption of most of its franchise agreements by, a successor franchisee. The other franchise operation is continuing to operate under court supervision. In the third quarter of fiscal 2009, the Company’s franchisee in Hong Kong commenced liquidation proceedings, and has since closed the nine stores it operated.

     Franchisees opened 120 stores and closed 40 stores in fiscal 2009. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

Results of Operations

     The following table presents the Company’s operating results for fiscal 2009, 2008 and 2007 expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	89.8	88.5	84.4
General and administrative expenses	6.1	6.1	10.6
Depreciation and amortization expense	2.3	4.3	4.6
Impairment charges and lease termination costs	0.1	14.5	2.7
Settlement of litigation	—	(3.5)	3.5
Other operating (income) and expense, net	0.4	—	0.4
Operating income (loss)	1.2	(9.9)	(6.2)

     To facilitate an understanding of the Company’s operating results, data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
	COMPANY	FRANCHISE	TOTAL
JANUARY 29, 2006	128	195	323
Opened	—	30	30
Closed	(8)	(44)	(52)
Transferred	(11)	11	—
Converted to satellites	(1)	(4)	(5)
JANUARY 28, 2007	108	188	296
Opened	1	32	33
Closed	(9)	(18)	(27)
Transferred	—	—	—
Converted to satellites	(3)	(4)	(7)
FEBRUARY 3, 2008	97	198	295
Opened	—	19	19
Closed	(4)	(23)	(27)
Transferred	(5)	5	—
Converted from satellites	1	2	3
Converted to satellites	(6)	(3)	(9)
FEBRUARY 1, 2009	83	198	281

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
	COMPANY	FRANCHISE	TOTAL
JANUARY 29, 2006	5	74	79
Opened	—	34	34
Closed	(2)	(17)	(19)
Transferred	1	(1)	—
Converted from factory stores	1	4	5
JANUARY 28, 2007	5	94	99
Opened	—	56	56
Closed	—	(8)	(8)
Converted from factory stores	3	4	7
FEBRUARY 3, 2008	8	146	154
Opened	—	101	101
Closed	(2)	(17)	(19)
Transferred	(1)	1	—
Converted from factory stores	6	3	9
Converted to factory stores	(1)	(2)	(3)
FEBRUARY 1, 2009	10	232	242

     Data on the aggregate number of factory and satellite stores as of February 1, 2009 appear in the table below.

	NUMBER OF STORES
	COMPANY	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	83	104	187
International	—	94	94
Total factory stores	83	198	281
SATELLITES:
Domestic:
Hot shops	10	13	23
Fresh shops	—	15	15
Kiosks	—	—	—
Total domestic	10	28	38
International:
Hot shops	—	26	26
Fresh shops	—	126	126
Kiosks	—	52	52
Total international	—	204	204
Total satellites	10	232	242

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

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). Operating weeks represent, on a Company and systemwide basis, the aggregate number of weeks in the fiscal year that both factory and satellite stores were in operation.

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks. To enhance comparability among the last three fiscal years, amounts in the table set forth below for fiscal 2008 have been computed based upon the 52-week period ended January 27, 2008.

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$50.8	$53.0	$52.9
Systemwide	$31.6	$37.2	$39.5
Store operating weeks:
Company	5,191	5,626	6,092
Systemwide	24,448	20,797	19,767
____________________

(1)	Excludes intrasystem sales between Company and franchise stores.

FISCAL 2009 COMPARED TO FISCAL 2008

   Overview

     Excluding sales for the 53rd week in fiscal 2008, systemwide sales decreased approximately 0.1% in fiscal 2009 compared to fiscal 2008, reflecting a 15.1% decrease in average weekly sales per store, partially offset by a 17.6% increase in store operating weeks. The systemwide sales decrease measured on a 52-week basis reflects an 11.0% decrease in Company Stores sales, partially offset by a 6.8% increase in franchise store sales compared to the prior year. The total number of factory stores at the end of the fiscal 2009 was 281, consisting of 83 Company stores and 198 franchise stores. Satellite stores made up approximately 46% of the total systemwide store count as of February 1, 2009, compared to approximately 34% at February 3, 2008. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, have to date been operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     Total revenues decreased 10.6% to $384.0 million for the fiscal year ended February 1, 2009 from $429.3 million for the fiscal year ended February 3, 2008. Excluding revenues for the 53rd week of fiscal 2008, revenues for fiscal 2009 decreased 8.9% from $421.3 million in fiscal 2008. Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$265,890	$304,444
Franchise	25,537	22,958
KK Supply Chain:
Total revenues	188,115	203,283
Less – intersegment sales elimination	(95,558)	(101,366)
External KK Supply Chain revenues	92,557	101,917
Total revenues	$383,984	$429,319

PERCENTAGE OF TOTAL REVENUES:
Company Stores	69.2%	70.9%
Franchise	6.7	5.3
KK Supply Chain	24.1	23.7
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues were $265.9 million in fiscal 2009 compared to $304.4 million in fiscal 2008. Excluding the 53rd week of fiscal 2008, Company Stores revenues decreased 11.0% in fiscal 2009 from $298.9 million in fiscal 2008. The decrease in revenues (measured on a 52-week basis) reflects a 7.7% decline in store operating weeks and a 4.2% decrease in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 18 Company factory stores and three Company satellite stores since the end of fiscal 2007. The Company continuously reviews the performance of its stores and may decide to close additional locations, and the number of such closures may be significant.

     On-premises sales (which include fundraising sales) comprised approximately 45% and 43% of total Company Stores revenues in fiscal 2009 and 2008, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores. All comparisons have been made excluding the 53rd week from fiscal 2008. The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks during the current year (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same stores sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. For off-premises sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries are made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

	52 Weeks Ended
	Feb. 1,	Jan. 27,
	2009	2008
ON-PREMISES:
Change in same store sales	(0.7)%	0.0%
OFF-PREMISES:
Change in average weekly number of doors	(7.0)%	(1.1)%
Change in average weekly sales per door	(7.5)%	(6.4)%

     On-premises same stores sales decreased in fiscal 2009 compared to fiscal 2008, generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door fell in both channels. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. However, the Company is designing and implementing strategies to increase average per door sales and reduce costs in the off-premises channel. Those strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     The Company increased on-premises selling prices in late fiscal 2008 and increased off-premises selling prices in early fiscal 2009 to partially offset rising costs, particularly increased costs of doughnut mixes and shortening due to rising agricultural commodity prices. The Company believes the selling price increases have adversely affected sales volumes, particularly in the off-premises channel.

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(Dollars in thousands)
Royalties	$22,752	$20,377
Development and franchise fees	2,463	2,341
Other	322	240
Total Franchise revenues	$25,537	$22,958

     Excluding the 53rd week of fiscal 2008, Franchise revenues increased 13.5% to $25.5 million in fiscal 2009 from $22.5 million in fiscal 2008.

     Royalty revenues measured on a 52-week basis rose to $22.8 million in fiscal 2009 from $19.9 million in fiscal 2008. Sales by franchise stores, as reported by the franchisees, were approximately $509 million in fiscal 2009 and $476 million (measured on a 52 week basis) in fiscal 2008. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international frachisees measured in U.S. dollars by approximately $10 million in the fourth quarter of fiscal 2009 and for fiscal 2009 as a whole compared to the prior periods. All of the growth in franchisee sales in fiscal 2009 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in fiscal 2009 compared to fiscal 2008, principally due to store closings. The Company did not recognize as revenue approximately $1.0 million and $2.6 million of uncollected royalties which accrued during fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured. The unrecorded revenue in fiscal 2009 relates principally to international franchisees, while the unrecorded revenue in fiscal 2008 related principally to domestic franchisees.

     Development and franchise fees increased to $2.5 million in fiscal 2009 from $2.3 million in fiscal 2008 due to an increase in store openings by international franchisees. Development and franchise fees did not increase proportionately with the number of store openings principally because a greater percentage of fiscal 2009 openings were satellite stores compared to fiscal 2008; development and franchise fees per store are lower for satellite stores than for factory stores.

     Franchisees opened 120 stores and closed 40 stores in fiscal 2009. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues were $92.6 million in fiscal 2009 compared to $101.9 million in fiscal 2008. Excluding the 53rd week in fiscal 2008, KK Supply Chain revenues decreased 7.4% from $99.9 million in fiscal 2008. The most significant reason for the decrease in revenues (measured on a 52-week basis) was lower unit sales of mixes, ingredients and supplies resulting from lower sales by Company and domestic franchise stores. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue resulting from price increases for mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2009 in order to offset increases in materials costs. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in fiscal 2009 compared to fiscal 2008. Franchisee expansion in fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 7% and 12% of KK Supply Chain revenues in fiscal 2009 and 2008, respectively.

     Franchisees opened 120 stores and closed 40 stores in fiscal 2009. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 89.8% of revenues in fiscal 2009 compared to 88.5% of revenues in fiscal 2008. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 17 to the consolidated financial statements appearing elsewhere herein.

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$268,098	$299,806
Franchise	8,936	8,746
KK Supply Chain:
Total direct operating expenses	163,790	172,761
Less – intersegment eliminations	(95,817)	(101,299)
KK Supply Chain direct operating expenses, less intersegment eliminations	67,973	71,462
Total direct operating expenses	$345,007	$380,014

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	100.8%	98.5%
Franchise	35.0%	38.1%
KK Supply Chain (before intersegment eliminations)	87.1%	85.0%
Total direct operating expenses	89.8%	88.5%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues increased to 100.8% for fiscal 2009 from 98.5% in fiscal 2008. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs, higher fuel costs and the adverse effects on delivery efficiency of lower average weekly sales per door more than offset selling price increases and the benefit of closing underperforming stores. Recent economic conditions have led to significant reductions in the market prices of agricultural commodities and fuel which have resulted in price reductions by KK Supply Chain in the fourth quarter of fiscal 2009 and in the first quarter of fiscal 2010.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of improved food and labor cost management tools. In addition, the Company is implementing programs designed to improve the profitability of sales into the off-premises distribution channel, where declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales. Those strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Franchise Direct Operating Expenses. Franchise direct operating expenses include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as direct general and administrative expenses and allocated corporate costs. The increase in Franchise direct operating expenses in fiscal 2009 compared to fiscal 2008 reflects a bad debt provision of approximately $1.3 million principally related to credit exposure on international franchisees, partially offset by lower allocated corporate costs resulting from cost reduction efforts and lower store opening support expenses. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations increased to 87.1% in fiscal 2009 from 85.0% in fiscal 2008. A significant component of the increase was a charge of approximately $1.7 million (approximately 0.9% of KK Supply Chain revenues before intersegment eliminations) related to the Company’s former third-party freight consolidator. For many years, the Company utilized a third-party freight consolidator to review and pay freight bills on behalf of the Company. During the second quarter of fiscal 2009, the Company made routine payments to the third-party freight consolidator which were improperly not remitted to the freight carriers. The actions of the third-party freight consolidator, which has since filed for bankruptcy protection, resulted in a loss to the Company which the Company currently does not expect to recover. The Company has since changed its procedures to pay freight carriers directly and taken other actions to mitigate this and similar risks.

     The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in fiscal 2009 than in fiscal 2008. In particular, the prices of flour and shortening and the products from which they are made were significantly higher in fiscal 2009 compared to fiscal 2008. During fiscal 2009, KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mixes, shortening and other goods in order to mitigate increases in the cost of these raw materials. However, while KK Supply Chain increased prices to cover its increased costs, profit margins as a percentage of sales decreased. Recent economic conditions have led to significant reductions in the price of certain commodities, including wheat and food oils. These reductions have lowered KK Supply Chain’s cost of flour and shortening, and enabled KK Supply Chain to reduce the prices charged to the Company and franchise stores for doughnut mixes and shortening in the fourth quarter of fiscal 2009. These prices were lowered further in the first quarter of fiscal 2010 to reflect additional cost reductions.

     KK Supply Chain direct operating expenses include a net credit of approximately $950,000 to the bad debt provision in fiscal 2009 compared to a charge of approximately $1.5 million in fiscal 2008. The net credit in fiscal 2009 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in credit exposure with respect to certain franchisees and a recovery of certain receivables previously reserved, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of February 1, 2009, the Company’s allowance for doubtful accounts from franchisees totaled approximately $2.8 million.

   General and Administrative Expenses

     General and administrative expenses decreased to $23.5 million in fiscal 2009 from $26.3 million in fiscal 2008. General and administrative expenses in fiscal 2008 include approximately $2.7 million recorded in the fourth quarter for severance costs related to the resignation of the Company’s former chief executive officer, of which approximately $1.6 million was share-based compensation (including accelerated vesting of certain equity awards). The decrease in general and administrative expenses also reflects a decrease in other share-based compensation expense of approximately $700,000 due principally to executive officer turnover resulting in the forfeiture of stock and option awards, and the elimination of most incentive compensation costs in fiscal 2009 due to the Company’s failure to achieve incentive compensation targets for the year, which reduced incentive compensation costs by approximately $1.0 million from fiscal 2008. These decreases in general and administrative expenses were partially offset by a charge of approximately $1.1 million in fiscal 2009 related to changes in the Company’s vacation policy.

     General and administrative expenses in fiscal 2009 include an out of period credit of approximately $600,000 related to the Company’s self-insured worker’s compensation program, and these costs in fiscal 2008 include unusual credits of $480,000 relating to the settlement of certain charitable pledge obligations.

     General and administrative expenses include professional fees and expenses related to the investigations and securities litigation described in Note 12 to the consolidated financial statements included elsewhere herein, which totaled approximately $1.3 million in fiscal 2009 and $1.1 million in fiscal 2008. The Company expects these costs will be substantially reduced in fiscal 2010 as a result of the conclusion of the SEC investigation.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $8.7 million in fiscal 2009 from $18.4 million in fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in fiscal 2009 compared to fiscal 2008, and to a lower depreciable base of property and equipment resulting from impairment writedowns. In addition, depreciation and amortization expense decreased approximately $4.3 million in fiscal 2009 compared to fiscal 2008 as a result of the Company’s divestiture in January 2008 of its manufacturing and distribution facility in Effingham, Illinois.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $548,000 in fiscal 2009 compared to $62.1 million in fiscal 2008.

     Impairment charges related to long-lived assets totaled $1.1 million in fiscal 2009 and $56.0 million in fiscal 2008, of which approximately $900,000 and $44.1 million, respectively, related to underperforming stores. The charges relate to stores closed or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The Company closed six stores in fiscal 2009 and nine stores in fiscal 2008. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs (including commodity costs) on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable.

     In addition, in fiscal 2008, the Company recorded an impairment charge of approximately $10.4 million with respect to its KK Supply Chain manufacturing and distribution facility in Effingham, Illinois, based on management’s revised expectations about the use and ultimate disposition of that facility. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), which approximated the Company’s earlier estimate of their disposal value. Also during fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. In fiscal 2009, changes in estimated sublease rentals on a closed store that was subsequently refranchised and the realization of proceeds on an assignment of another closed store lease resulted in $1.2 million of credits to the provision for lease termination costs. These credits, in combination with the reversal of approximately $800,000 of previously recorded deferred rent expense related to stores closed during the year and approximately $1.5 million of charges related to other closed store leases, resulted in a net credit in the provision for lease termination costs of $502,000 in fiscal 2009. In fiscal 2008, the Company received proceeds of $966,000 on the assignment of leases related to closed stores, reversed approximately $1.7 million of previously recorded deferred rent expense related to stores closed during the year and recorded approximately $1.7 million of charges related to other closed store leases, resulting in a net provision for lease termination costs of $1.0 million in fiscal 2008.

     The Company plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of the refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Settlement of Litigation

     In the first quarter of fiscal 2008, the Company issued common stock and warrants to acquire common stock in connection with the settlement of a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings” and in Note 12 to the consolidated financial statements appearing elsewhere herein. The Company recorded a charge to earnings in fiscal 2006 for the fair value of the stock and warrants, measured as of the date on which the Company agreed to settle the litigation, and adjusted that charge in subsequent periods to reflect changes in the securities’ fair value until their issuance in the first quarter of fiscal 2008. Such subsequent adjustment resulted in a non-cash credit to fiscal 2008 earnings of $14.9 million.

   Interest Income

     Interest income decreased to $331,000 in fiscal 2009 from $1.4 million in fiscal 2008 primarily due to lower short term interest rates in fiscal 2009 compared to fiscal 2008.

   Interest Expense

     Interest expense increased to $10.7 million in fiscal 2009 from $9.8 million in fiscal 2008. Interest accruing on outstanding indebtedness was lower in fiscal 2009 than in fiscal 2008 because of a reduction in outstanding debt since the first quarter of fiscal 2008. This lower interest on outstanding indebtedness was partially offset by higher lender margin and fees resulting from the amendments to the Company’s 2007 Secured Credit Facilities as described under “Liquidity and Capital Resources” below and in Note 10 to the consolidated financial statements appearing elsewhere herein. In addition, in fiscal 2009 the Company charged to interest expense approximately $260,000 of fees and expenses associated with the amendments, and expensed approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

     Interest expense for fiscal 2009 reflects a non-cash charge of approximately $800,000 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in “Liquidity and Capital Resources” below and Note 10 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for certain interest rate derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings. As of February 1, 2009, the fair value of the derivative liability was approximately $2.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of February 1, 2009 includes an unamortized accumulated loss related to these derivatives of approximately $800,000 (net of income taxes of approximately $500,000). Interest expense for the fiscal year ended February 1, 2009 includes approximately $970,000 of amortization of this accumulated loss.

   Loss on Extinguishment of Debt

     During the first quarter of fiscal 2008, the Company closed the 2007 Secured Credit Facilities and used the proceeds to retire other indebtedness, as more fully described in Note 10 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on extinguishment of debt of approximately $9.6 million, consisting of a $4.1 million prepayment fee related to the other indebtedness and a $5.5 million write-off of unamortized deferred financing costs related to that debt.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $786,000 in fiscal 2009 compared to $933,000 in fiscal 2008. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2009 includes a non-cash gain of approximately $2.8 million relating to the disposition of the Company’s Canadian subsidiary in connection with the refranchising of the Company’s four stores in Eastern Canada, substantially all of which represents the cumulative foreign currency translation adjustment related to the Canadian operations which, prior to the sale of the stores, had been reflected, net of tax, in accumulated other comprehensive income. In addition, other non-operating income and expense in fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in an Equity Method Franchisee, largely offset by a $900,000 charge for collectability risk on a note receivable from another Equity Method Franchisee, as described in Note 18 to the consolidated financial statements appearing elsewhere herein.

     Other non-operating income and expense in fiscal 2008 includes a provision of $3.0 million recorded in the fourth quarter for estimated payments under the Company’s guarantees of certain debt and leases related to an Equity Method Franchisee. During the fourth quarter of fiscal 2008, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no demand on the Company to perform under the guarantees, the Company believed it was probable that demand would be made on the Company to perform under some, and potentially all, of them. In fiscal 2009, the Company made payments of approximately $250,000 related to these guarantees. As of February 1, 2009, the accrued liability for potential guarantee payments related to this franchisee was $2.7 million, which, after giving effect to transactions occurring after year end described in Note

18 to the consolidated financial statements appearing elsewhere herein, approximated the Company’s aggregate loan guarantee exposure to the franchisee, all of the lease guarantees having been released. In addition, other non-operating income and expense in fiscal 2008 includes an impairment charge of approximately $550,000 to reduce the carrying value of the Company’s investment in a franchisee to its estimated fair value, partially offset by a gain of approximately $260,000 resulting from additional proceeds from the prior sale of an interest in another franchisee.

     The Company has a 30% interest in KK Mexico, whose operating results have been adversely affected by economic weakness in that country. The franchisee also has been adversely affected by a significant decline in the value of the country’s currency relative to the U.S. dollar, which has made the cost of goods imported from the U.S. more expensive, and which has increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. If this investment, which has a carrying value of $1.2 million at February 1, 2009, suffers a loss in value that is other than temporary, the Company would be required to reduce the carrying value of the investment to reflect that loss in value, with a corresponding charge to earnings.

   Provision for Income Taxes

     The provision for income taxes was $503,000 and $2.3 million in fiscal 2009 and fiscal 2008, respectively. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. The deferred income tax provision for fiscal 2009 includes $1.2 million of deferred income taxes related to the cumulative foreign currency translation gain associated with the Company’s operations in Eastern Canada which, prior to the sale of the operations in the fourth quarter of fiscal 2009 and the resulting recognition of the gain, was included in accumulated other comprehensive income. In addition, the fiscal 2009 income tax provision includes a credit of approximately $1.8 million to reduce accruals for uncertain tax positions, principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties.

   Net Loss

     The Company incurred net losses of $4.1 million and $67.1 million in fiscal 2009 and 2008, respectively.

FISCAL 2008 COMPARED TO FISCAL 2007

   Overview

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks.

     Excluding sales for the 53rd week in fiscal 2008, systemwide sales decreased 0.9% compared to fiscal 2007, reflecting a 5.8% decrease in average weekly sales per store, partially offset by a 5.2% increase in store operating weeks. The systemwide sales decrease reflects an 8.4% decrease in Company Stores sales and a 4.4% increase in franchise store sales. During fiscal 2008, one new Company factory store and 32 new franchise factory stores were opened, nine Company factory stores and 18 franchise factory stores were closed, and three Company factory stores and four franchise factory stores were converted from factory stores to satellite stores. The total number of factory stores at the end of fiscal 2008 was 295, consisting of 97 Company stores and 198 franchise stores. Satellite stores made up 34.3% of the total systemwide store count as of February 3, 2008 compared to 25.1% at January 28, 2007. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, are operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     For fiscal 2008, revenues decreased to $429.3 million from $461.2 million in fiscal 2007. Excluding revenues for the 53rd week, revenues for fiscal 2008 decreased 8.6% to $421.3 million. Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$304,444	$326,199
Franchise	22,958	21,075
KK Supply Chain:
Total revenues	203,283	219,991
Less – intersegment sales elimination	(101,366)	(106,070)
External KK Supply Chain revenues	101,917	113,921
Total revenues	$429,319	$461,195

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.9%	70.7%
Franchise	5.3	4.6
KK Supply Chain	23.7	24.7
Total revenues	100.0%	100.0%

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

     Franchise Revenues. Franchise revenues consist principally of royalties payable to the Company by franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by franchisees. The components of Franchise revenues are as follows:

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
Royalties	$20,377	$17,878
Development and franchise fees	2,341	2,891
Other	240	306
Total Franchise revenues	$22,958	$21,075

     Excluding the 53rd week, Franchise revenues were $22.5 million in fiscal 2008, a 6.8% increase from $21.1 million in fiscal 2007.

     Royalty revenues measured on a 52-week basis rose to $19.9 million in fiscal 2008 from $17.9 million in fiscal 2007. Sales by franchise stores, as reported by the franchisees, were approximately $476 million (measured on a 52-week basis) in fiscal 2008 and $456 million in fiscal 2007. The Company did not recognize as revenue approximately $2.6 million of uncollected royalties which accrued during each of fiscal 2008 and 2007 because the Company did not believe collection of these royalties was reasonably assured. All of the growth in franchisee sales in fiscal 2008 was attributable to an increase in the number of franchise stores outside the United States. Domestic franchisee sales fell in fiscal 2008, principally due to store closings in fiscal 2008 and 2007.

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

     Franchisees opened 88 stores and closed 26 stores in fiscal 2008. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues were $101.9 million in fiscal 2008. Excluding the 53rd week, KK Supply Chain revenues were $99.9 million, a 12.3% decrease from $113.9 million in fiscal 2007. The most significant reason for the decrease in revenues (measured on a 52-week basis) was lower sales by domestic franchisees, which resulted in an approximate 13.3% decrease in sales of mixes, icings and fillings, sugar, shortening and supplies by KK Supply Chain. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. In certain instances, instead of selling finished doughnut mix to international franchisees, the Company sells doughnut mix concentrate, which is combined with other ingredients sourced locally to produce doughnut mix. While the KK Supply Chain’s profit on sales of concentrate is intended to be similar to the profit which would be earned on the finished mix made from that concentrate, sales of concentrate generate less revenue than would sales of an equivalent amount of finished mix. In addition, many of the other ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The KK Supply Chain revenue decrease was also attributable to a 4.1% decrease in sales of equipment and equipment services in fiscal 2008 compared to fiscal 2007. Franchisee expansion in fiscal 2008 was comprised principally of satellite stores, which require less equipment than do factory stores. Sales of equipment and related services measured on a 52-week basis (including signage, beverage equipment, furniture, fixtures and similar items sold through the KK Supply Chain distribution centers) represented approximately 12% and 11% of KK Supply Chain revenues in fiscal 2008 and 2007, respectively.

     Franchisees opened 88 stores and closed 26 stores in fiscal 2008. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

	Year Ended
	Feb. 3,	Jan. 28,
	2008	2007
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$299,806	$307,635
Franchise	8,746	4,602
KK Supply Chain:
Total direct operating expenses	172,761	183,305
Less – intersegment eliminations	(101,299)	(106,163)
KK Supply Chain direct operating expenses, less intersegment eliminations	71,462	77,142
Total direct operating expenses	$380,014	$389,379

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	98.5%	94.3%
Franchise	38.1%	21.8%
KK Supply Chain (before intersegment eliminations)	85.0%	83.3%
Total direct operating expenses	88.5%	84.4%

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

     The Company experienced a decline in the average weekly sales per door in the off-premises distribution channel in fiscal 2008. A decrease in average weekly sales per door generally adversely affects profitability because of the increased significance of delivery costs in relation to sales. In addition, delivery costs have been rising due to, among other things, rising fuel costs.

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

General and Administrative Expenses

     General and administrative expenses were $26.3 million (6.1% of total revenues) in fiscal 2008 compared to $48.9 million (10.6% of total revenues) in fiscal 2007. General and administrative expenses include professional fees paid to the interim management firm engaged by the Company in January 2005 through March 2006, and professional fees related to the investigations and securities litigation described in Note 12 to the consolidated financial statements included elsewhere herein, totaling approximately $1.1 million in fiscal 2008 and approximately $9.0 million (net of estimated insurance recoveries of approximately $4.9 million) in fiscal 2007. The professional fees for fiscal 2007 include approximately $3.9 million related to the warrant to acquire 1.2 million shares of the Company’s common stock issued to the interim management firm as part of its compensation for services rendered to the Company, as more fully described under “Warrant Issued in Exchange for Services” in Note 16 to the consolidated financial statements appearing elsewhere herein. General and administrative expenses in fiscal 2008 include approximately $2.7 million recorded in the fourth quarter for severance costs related to the resignation of the Company’s former chief executive officer, of which approximately $1.6 million relates to share-based compensation (including accelerated vesting of certain equity awards).

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

     Impairment charges related to long-lived assets totaled $56.0 million in fiscal 2008 and $9.4 million in fiscal 2007, of which approximately $44.1 million and $9.4 million, respectively, related to the Company Stores segment. Approximately $23.3 million of the fiscal 2008 charges in the Company Stores segment were recorded in the fourth quarter. The charges relate to stores closed or expected to be closed, as well as charges with respect to stores management believed would not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management had not yet decided to close. The Company closed nine factory stores in fiscal 2008 and eight factory stores in fiscal 2007. The Company tests other long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs (including commodity costs) on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. The Company records impairment charges associated with stores in the accounting period in which a store closing decision is made or in which the carrying value of the store is otherwise determined to be nonrecoverable. In addition, during fiscal 2008 the Company recorded an impairment charge of approximately $10.4 million related to its manufacturing and distribution facility in Effingham, Illinois, which the Company divested as described in Note 13 to the consolidated financial statements appearing elsewhere herein. Such charge is net of a credit of approximately $600,000 recorded upon the sale of the facility in the fourth quarter to adjust earlier estimates of its net realizable value. Finally, the Company recorded an impairment charge of approximately $1.5 million in fiscal 2008 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million during the third quarter of fiscal 2008.

     Impairment charges related to goodwill were approximately $4.6 million and $1.1 million in fiscal 2008 and 2007, respectively, substantially all of which relate to the Company Stores segment. Such charges were recorded in the fourth quarter of each fiscal year. The goodwill impairment charges were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimated using the present value of expected future cash flows. Such charges reflected reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments, which caused a reduction in the estimated fair value of those reporting units. Such reductions reflected then current operating results, including the effects of higher materials and labor costs, as well as trends in operating results.

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

Settlement of Litigation

     In the first quarter of fiscal 2008, the Company issued common stock and warrants to acquire common stock in connection with the settlement of a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Item 3, “Legal Proceedings” and in Note 12 to the consolidated financial statements appearing elsewhere herein. The Company recorded a charge to earnings in fiscal 2006 for the fair value of the stock and warrants, measured as of the date on which the Company agreed to settle the litigation, and adjusted that charge in subsequent periods to reflect changes in the securities’ fair value until their issuance in the first quarter of fiscal 2008. Such subsequent adjustments resulted in a non-cash credit to fiscal 2008 earnings of $14.9 million and a non-cash charge to fiscal 2007 earnings of $16.0 million.

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

Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2008 includes a provision of $3.0 million recorded in the fourth quarter for estimated payments under the Company’s guarantees of certain debt and leases related to a franchisee. During the quarter, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no demand on the Company to perform under the guarantees, the Company believed it was probable that demand would be made on the Company to perform under some, and potentially all, of them. The charge represented approximately 25% of the Company’s aggregate then-existing exposure under the guarantees. Other non-operating income and expense in fiscal 2007 includes gains of approximately $7.3 million arising principally from the sale of the Company’s investments in Krispy Kreme Australia and Krispy Kreme UK, and a charge of approximately $450,000 for estimated payments under a Company guarantee of certain obligations of a franchisee.

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

Liquidity and Capital Resources

     The following table summarizes the Company’s cash flows from operating, investing and financing activities for fiscal 2009, 2008 and 2007:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$16,593	$9,712	$22,108
Net cash provided by (used for) investing activities	(4,296)	13,118	14,045
Net cash used for financing activities	(1,422)	(34,425)	(15,477)
Effect of exchange rate changes on cash	(72)	88	(1)
Cash balances of subsidiaries at date of deconsolidation	—	—	(1,413)
Net increase (decrease) in cash and cash equivalents	$10,803	$(11,507)	$19,262

Cash Flows from Operating Activities

     Net cash provided by operating activities was $16.6 million in fiscal 2009, $9.7 million in fiscal 2008 and $22.1 million in fiscal 2007.

     The increase in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 reflects decreases in receivables from off-premises doughnut customers resulting from lower sales to those customers, as well as decreases in receivables from franchisees resulting from lower sales of doughnut mix, other ingredients and supplies to franchisees in fiscal 2009 compared to fiscal 2008. A decline in inventory levels resulting from, among other things, the closure of KK Supply Chain’s California distribution center also contributed to the improvement. These factors were partially offset by a decrease in accounts payable and accrued liabilities resulting from, among other things, the elimination of most corporate incentive compensation costs in fiscal 2009 due to the Company’s failure to achieve its incentive compensation targets for the year.

     In addition, cash provided by operating activities in fiscal 2008 reflects a cash outflow of approximately $4.1 million for the prepayment fee associated with the refinancing of the Company’s credit facilities as described under “Cash Flow from Financing Activities” below and in Note 10 to the consolidated financial statements appearing elsewhere herein. Operating cash flow was adversely affected in fiscal 2008 compared to fiscal 2007 by a $4.2 million reduction in accrued interest from year end 2007 to year end 2008 arising from the change in the last day of the fiscal year relative to the last day of January. In addition, receipts of development and franchise fees were approximately $5.0 million higher in fiscal 2007 than in fiscal 2008; such fees are deferred and not recognized in earnings until the related stores are opened.

     Cash provided by operating activities in fiscal 2009, 2008 and 2007 was affected by professional and other fees related to the investigations and securities litigation described in Note 12 to the consolidated financial statements appearing elsewhere herein. These fees and expenses reduced operating cash flows by approximately $1.5 million, $4.2 million and $8.4 million in fiscal 2009, 2008 and 2007, respectively. The Company expects these costs will be substantially reduced in fiscal 2010 as a result of the conclusion of the SEC investigation.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $4.3 million in fiscal 2009 compared to net cash provided by investing activities of $13.1 million in fiscal 2008 and $14.0 million in fiscal 2007.

     Cash used for capital expenditures decreased to $4.7 million in fiscal 2009 from $5.5 million in fiscal 2008. The Company currently plans to open a modest number of new Company-operated small retail concept stores in fiscal 2010 and, accordingly, the Company expects that capital expenditures in fiscal 2010 will be approximately twice that of fiscal 2009. The Company intends to finance these capital expenditures using existing cash balances and internally generated funds. Accordingly, completion of these capital projects is dependent upon the sufficiency of such funds to meet the Company’s capital expenditure needs, after providing for the Company’s other cash requirements, including debt service.

     In fiscal 2009, 2008 and 2007, the Company realized proceeds from the sale of property and equipment of $748,000, $18.3 million and $9.7 million, respectively, which, except for approximately $10.9 million (net of expenses) received in fiscal 2008 from the sale of a mix manufacturing and distribution facility, related principally to the sale of closed stores.

     During fiscal 2007, the Company recovered $2.5 million related to its investment in Freedom Rings (a former franchisee) and received approximately $9.6 million from the sale of its interests in franchisees in Australia and the United Kingdom and from the sale of the Company’s equity interest in another franchisee.

     Also in fiscal 2007, the Company paid approximately $818,000 (net of a recovery of $282,000) to settle its obligations under its guarantees of a portion of the indebtedness of a former subsidiary, and purchased three stores from one of its franchisees for $2.9 million cash.

Cash Flows from Financing Activities

     Net cash used for financing activities was $1.4 million in fiscal 2009, $34.4 million in fiscal 2008 and $15.5 million in fiscal 2007.

     During fiscal 2009, the Company repaid approximately $2.0 million of principal on its term loan and capitalized lease indebtedness, consisting of approximately $1.2 million of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $695,000 in fees to its lenders in fiscal 2009 to amend its credit facilities as described below and in Note 10 to the consolidated financial statements appearing elsewhere herein.

     In fiscal 2009, the Company received $3.1 million in proceeds from the exercise of stock options. During the same period, present and former employees surrendered common shares having an aggregate fair value of $2.1 million to pay the exercise price of options exercised and to reimburse the Company for the minimum statutory withholding taxes paid by the Company on behalf of present and former employees arising from such exercise and from the vesting of restricted stock awards, which has been reflected as an investing cash outflow.

     In early fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under its former secured credit facilities (which were terminated) and to pay prepayment fees under the former secured credit facilities and fees and expenses associated with the 2007 Secured Credit Facilities. Also in fiscal 2008, the Company prepaid approximately $32.8 million of the 2007 Term Loan, of which $17.8 million was from the proceeds of sales of certain property and equipment and $15.0 million represented discretionary prepayments.

     During fiscal 2007, financing activities included scheduled principal payments of long-term debt. In addition, pursuant to the provisions of the Company’s former secured credit facilities, in fiscal 2007 the Company prepaid approximately $7.6 million of the debt thereunder using proceeds from the sale of certain property and equipment, and repaid an additional $3.6 million using proceeds from the sale of the Company’s interest in its franchisee in the United Kingdom.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009 compared to fiscal 2008, although recent economic conditions have led to significant reductions in the market prices of these commodities, which had a positive effect on the Company’s results of operations in the fourth quarter of fiscal 2009, and which the Company believes will positively affect fiscal 2010 results. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $16.6 million, $9.7 million and $22.1 million, in fiscal 2009, 2008, and 2007, respectively. Net cash provided by operating activities in fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness. Asset dispositions generated investing cash flows of $18.3 million in fiscal 2008 and $9.7 million in fiscal 2007, with the majority of such proceeds used to reduce outstanding borrowings under the Company’s secured credit facilities.

     The Company’s 2007 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.4 million as of February 1, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 10 to the consolidated financial statements appearing elsewhere herein. The Company was in compliance with those financial covenants as of February 1, 2009, although those covenants were scheduled to become more stringent in fiscal 2010. Subsequent to year end, the Company executed amendments to the credit facilities which, among other things, relaxed the interest coverage ratio covenants contained therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and the fiscal 2010 operating plan, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. The Company would attempt to negotiate waivers of any such default, should one occur. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. Acceleration of the maturity of indebtedness under the 2007 Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

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

     On February 16, 2007, the Company closed secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under the Company’s former secured credit facilities (which were then retired), to pay prepayment premiums under the former secured credit facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge related to the refinancing of approximately $9.6 million in the first quarter of fiscal 2008, representing the approximately $4.1 million prepayment fee related to the former secured credit facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to that facility.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments, and reduces the amount available for cash borrowings under the 2007 Revolver. The commitments under the 2007 Revolver were reduced to $25 million from $30 million in connection with the amendments to the 2007 Secured Credit Facilities executed in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the 2007 Term Loan. The Company expects to record a charge of approximately $1 million in the first quarter of fiscal 2010 related to the amendments.

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments). In addition, the secured credit facilities provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee on the unused portion of the 2007 Revolver lending commitment, which increased from 0.75% to 1.00% in connection with the April 2009 Amendments.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in quarterly installments of approximately $240,000 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of February 1, 2009, the consolidated leverage ratio was required to be not greater than 4.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.5 to 1.0. As of February 1, 2009, the Company’s consolidated leverage ratio was approximately 4.1 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 2.7 to 1.0. The maximum consolidated leverage ratio declines during fiscal 2010 to 4.0 to 1.0 and declines thereafter until it reaches 2.0 to 1.0 in fiscal 2013. The minimum consolidated interest coverage ratio decreases during fiscal 2010 to 2.35 to 1.0 and increases thereafter until it reaches 4.50 to 1.0 in fiscal 2013. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 4-quarter period and the sum of non-cash credits. Effective in April 2009, “net interest expense” excludes amounts paid under the interest rate derivative contracts described below. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $16.0 million as of February 1, 2009. The maximum additional borrowing available to the Company as of February 1, 2009 was approximately $9.0 million (computed on a pro forma basis after giving effect to the April 2009 Amendments).

     The 2007 Secured Credit Facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of the April Amendments, which provide that interest on LIBOR-based borrowings is payable at the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings. As of February 1, 2009, the fair value of the derivatives was a liability of approximately $2.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of February 1, 2009 includes an unamortized accumulated loss related to these derivatives of approximately $800,000 (net of income taxes of approximately $500,000).

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

Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantees of indebtedness and lease obligations of certain franchisees, as discussed in Notes 12 and 18 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at February 1, 2009

     The Company’s contractual cash obligations as of February 1, 2009 are as follows:

		Payments Due In
		Less			More
		Than			Than
	Total	1	1-3	3-5	5
	Amount	Year	Years	Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations), including current maturities (1)	$74,416	$20,962	$1,926	$1,926	$49,602
Interest payment obligations (2)(3)	33,373	7,115	13,810	12,222	226
Payment obligations on interest rate hedge (4)	1,938	1,556	382	—	—
Capital lease obligations	451	451	—	—	—
Operating lease obligations	120,561	9,113	17,371	13,265	80,812
Purchase obligations	32,487	32,460	27	—	—
Guarantee obligations (5)	9,010	4,574	1,044	1,044	2,348
Other long-term obligations, including current portion, reflected on the Company’s balance sheet:
Self-insurance claims	17,185	6,116	4,516	2,152	4,401
401(k) mirror plan liability	287	—	—	—	287
Total	$289,708	$82,347	$39,076	$30,609	$137,676
____________________

(1)	Long-term debt (excluding capital lease obligations), including current maturities has been computed on a proforma basis to reflect the prepayment in April 2009 of $20 million of borrowings outstanding under the Company’s secured credit facilities in connection with amendments to these facilities.

(2)	Estimated interest payments for variable rate debt are based upon the forward LIBOR interest rate curve as of January 30, 2009 and have been computed on a pro forma basis to give effect to the amendments to the Company’s secured credit facilities executed in April 2009 and to reflect the prepayment of $20 million of the borrowings outstanding under these facilities.

(3)	Represents estimated amounts payable without reduction for any amount due to the Company or payable by the Company pursuant to an interest rate derivative agreement. See Note 10 to the consolidated financial statements appearing elsewhere herein.

(4)	Interest rates utilized to estimate payments on the interest rate derivative are based upon the forward LIBOR interest rate curve as of January 30, 2009.

(5)	Amounts represent 100% of the Company’s aggregate exposure at February 1, 2009 under loan and lease guarantees related to franchisees in which the Company has an ownership interest. Subsequent to February 1, 2009, the aggregate amount of such exposure was reduced to $4.6 million.

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $500,000 as of February 1, 2009 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:

  Working capital and other corporate purposes

  Opening new Company stores in selected markets, principally small retail concept shops

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

Inflation

     The Company does not believe that general price inflation has had a material effect on its results of operations in recent years. However, prices of agricultural commodities have been trending upward in recent years, and those price increases have had a significant effect on the cost of flour and shortening, the two most significant ingredients used in the production of the Company’s products.

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

Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During the three years in the period ended February 1, 2009, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test for indefinite-lived intangible assets involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the discounted cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results and the balances of goodwill in the future could be affected by impairment charges. Impairment analyses of goodwill resulted in impairment charges of approximately $4.6 million in fiscal 2008 and $1.1 million in fiscal 2007. There were no goodwill impairment charges in fiscal 2009. As of February 1, 2009, the remaining goodwill had a carrying value of $23.5 million, all of which was associated with the Franchise segment. The risk of goodwill impairment would increase in the event that the Franchise segment operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. In fiscal 2009, fiscal 2008 and fiscal 2007, the Company recorded impairment charges related to long-lived assets totaling approximately $1.0 million, $56.0 million and $9.4 million, respectively. Additional impairment charges may be necessary in future years.

    Insurance

     The Company is subject to workers’ compensation, vehicle and general liability claims. The Company is self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by the Company from commercial insurance carriers. The Company maintains accruals for the estimated cost of claims on an undiscounted basis, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, the Company records receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. The Company estimates such stop-loss receivables using the same actuarial methods used to establish the related claims accruals, and taking into account the amount of risk transferred to the carriers under the stop-loss policies. Many estimates and assumptions are involved in estimating future claims, and differences between future events and prior estimates and assumptions could affect future operating results and result in adjustments to these loss accruals and related insurance receivables.

    Income Taxes

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets as required under FAS 109, “Accounting for Income Taxes.” At February 1, 2009, the Company has recorded a valuation allowance against deferred income tax assets of $178.8 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative losses realized by the Company, that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

    Guarantee Liabilities

     The Company has guaranteed a portion of loan and lease obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of February 1, 2009, the Company has recorded liabilities of approximately $2.7 million related to such guarantees, which totaled approximately $9.0 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

    Investments in Franchisees

     The Company has investments in certain Equity Method Franchisees, the value of which cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. As of February 1, 2009, the Company’s investment in Equity Method Franchisees was approximately $1.2 million.

    Stock-Based Compensation

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Because options granted to employees differ from options on the Company’s common shares traded in the financial markets, the Company cannot determine the fair value of options granted to employees based on observed market prices. Accordingly, the Company estimates the fair value of stock options subject only to service conditions using the Black-Scholes option valuation model, which requires inputs including interest rates, expected dividends, volatility measures and employee exercise behavior patterns. Some of the inputs the Company uses are not market-observable and must be estimated. The fair value of stock options which contain market conditions as well as service conditions is estimated using Monte Carlo simulation techniques. In addition, the Company must estimate the number of awards which ultimately will vest, and periodically adjusts such estimates to reflect actual vesting events. Use of different estimates and assumptions would produce different option values, which in turn would affect the amount of compensation expense recognized.

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

    Recent Accounting Pronouncements

     Effective February 4, 2008 (the first day of fiscal 2009), the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”), as described in Note 21 to the consolidated financial statements appearing elsewhere herein. FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 relating to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. The Company must adopt the FAS 157 measurement principles with respect to these nonfinancial assets and liabilities in fiscal 2010. Adoption of FAS 157 for financial assets and liabilities did not have any material effect on the Company’s financial position or results of operations and adoption of FAS 157 for nonfinancial assets and liabilities is not expected to have any material effect on the Company’s financial position or results of operations. See Note 21 for additional information regarding fair value measurement.

     Effective January 29, 2007 (the first day of fiscal 2008), the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of adopting FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption. Principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during fiscal 2009, the Company recorded credit of approximately $1.8 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in these short-term interest rates and increases in those rates adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period.

     As of February 1, 2009, the Company had approximately $74.9 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $600,000. The hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while resulting in no increase in interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     The substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. The Company’s investment in its franchisee operating in Mexico exposes the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in U.S. dollars, changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s royalty revenues. Recently, the U.S. dollar has strengthened relative to many other currencies; strengthening of the U.S. dollar relative to the currencies of international franchisees adversely affects Franchise revenue. Because royalty revenues are derived from a relatively large number of foreign countries, and royalty revenues are not highly concentrated in a small number of countries, the Company believes that the relatively small size of any currency hedging activities would adversely affect the economics of hedging strategies and, accordingly, the Company historically has not attempted to hedge these exchange rate risks.

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

     In addition to entering into forward purchase contracts, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. There were no unassigned commodity futures or options on such contracts as of February 1, 2009.

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk. In addition, the portion of the Company’s anticipated future commodity requirements that is subject to such contracts varies from time to time. Prices for agricultural commodities have been volatile in the past two years and have traded at record high prices during this period, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients.

	Approximate	Approximate Range		Approximate Annual
	Anticipated Fiscal 2010	of Prices Paid In	Hypothetical Price	Effect Of Hypothetical
Ingredient	Purchases	Fiscal 2009	Increase	Price Increase
				(In thousands)
Flour	74.0 million lbs.	$0.179 – $0.268/lb.	$0.01/lb.	$740
Shortening	34.4 million lbs.	$0.466 – $0.746/lb.	$0.01/lb.	344
Sugar	60.6 million lbs.	$0.280 – $0.295/lb.	$0.01/lb.	606

     The range of prices paid for fiscal 2009 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the range of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	60
Consolidated balance sheet as of February 1, 2009 and February 3, 2008	61
Consolidated statement of operations for each of the three years in the period
ended February 1, 2009	62
Consolidated statement of cash flows for each of the three years in the period
ended February 1, 2009	63
Consolidated statement of changes in shareholders’ equity for each of the three years in the period
ended February 1, 2009	64
Notes to financial statements	65
Financial statement schedules:
Schedule I — Condensed Financial Information of Registrant	106
Schedule II — Valuation and Qualifying Accounts and Reserves	109

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the “Company”) at February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 29, 2007.

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

PricewaterhouseCoopers LLP
Greensboro, North Carolina
April 17, 2009

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,538	$24,735
Receivables	19,229	22,991
Accounts and notes receivable — equity method franchisees	1,019	2,637
Inventories	15,587	19,987
Deferred income taxes	106	83
Other current assets	4,327	5,647
Total current assets	75,806	76,080
Property and equipment	85,075	90,996
Investments in equity method franchisees	1,187	1,950
Goodwill and other intangible assets	23,856	23,856
Other assets	9,002	9,469
Total assets	$194,926	$202,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,413	$1,557
Accounts payable	8,981	5,712
Accrued liabilities	29,222	35,949
Total current liabilities	39,616	43,218
Long-term debt, less current maturities	73,454	75,156
Deferred income taxes	106	83
Other long-term obligations	23,995	27,270
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and
outstanding	—	—
Common stock, no par value; 300,000 shares authorized; 67,512 and 65,370 shares
issued and outstanding	361,801	355,615
Accumulated other comprehensive income (loss)	(913)	81
Accumulated deficit	(303,133)	(299,072)
Total shareholders’ equity	57,755	56,624
Total liabilities and shareholders’ equity	$194,926	$202,351

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues	$383,984	$429,319	$461,195
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
shown below)	345,007	380,014	389,379
General and administrative expenses	23,458	26,303	48,860
Depreciation and amortization expense	8,709	18,433	21,046
Impairment charges and lease termination costs	548	62,073	12,519
Settlement of litigation	—	(14,930)	15,972
Other operating (income) and expense, net	1,501	13	1,916
Operating income (loss)	4,761	(42,587)	(28,497)
Interest income	331	1,422	1,627
Interest expense	(10,679)	(9,796)	(20,334)
Loss on extinguishment of debt	—	(9,622)	—
Equity in losses of equity method franchisees	(786)	(933)	(842)
Other non-operating income and (expense), net	2,815	(3,211)	7,021
Loss before income taxes	(3,558)	(64,727)	(41,025)
Provision for income taxes	503	2,324	1,211
Net loss	$(4,061)	$(67,051)	$(42,236)

Loss per common share:
Basic	$(.06)	$(1.05)	$(.68)
Diluted	$(.06)	$(1.05)	$(.68)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,061)	$(67,051)	$(42,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,709	18,433	21,046
Deferred income taxes	651	889	(12)
Impairment charges	1,050	61,041	10,762
Settlement of litigation	—	(14,930)	15,972
Accrued rent expense	(352)	(663)	1,029
Loss on disposal of property and equipment	746	64	1,786
Gain on refranchise of Canadian subsidiary	(2,805)	—	—
Gain on disposal of interests in equity method franchisees	(931)	(260)	(7,308)
Unrealized loss on interest rate derivatives	798	—	—
Share-based compensation	5,152	7,599	9,849
Provision for doubtful accounts	270	1,786	3,390
Amortization of deferred financing costs	832	6,041	2,925
Equity in losses of equity method franchisees	786	933	842
Other	1,820	991	407
Change in assets and liabilities:
Receivables	4,158	284	501
Inventories	4,263	1,058	2,558
Other current and non-current assets	590	2,105	6,850
Accounts payable and accrued liabilities	(3,817)	(7,550)	(9,054)
Other long-term obligations	(1,266)	(1,058)	2,801
Net cash provided by operating activities	16,593	9,712	22,108
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,694)	(5,509)	(4,005)
Proceeds from disposals of property and equipment	748	18,314	9,663
Investments in franchise investees	(113)	—	(818)
Recovery of investments in and advances to franchise investee	—	—	2,500
Sale of interests in equity method franchisee	—	300	9,591
Acquisition of stores from franchisee	—	—	(2,900)
Other investing activities	(237)	13	14
Net cash provided by (used for) investing activities	(4,296)	13,118	14,045
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	—	—	2,984
Repayment of short-term debt	—	—	(3,038)
Proceeds from issuance of long-term debt	—	110,000	—
Repayment of long-term debt	(1,989)	(141,733)	(14,936)
Deferred financing costs	(467)	(2,891)	(427)
Proceeds from exercise of stock options	3,103	292	—
Net change in book overdraft	—	—	(60)
Repurchase of common shares (Note 16)	(2,069)	(93)	—
Net cash used for financing activities	(1,422)	(34,425)	(15,477)
Effect of exchange rate changes on cash	(72)	88	(1)
Cash balances of subsidiaries at date of deconsolidation	—	—	(1,413)
Net increase (decrease) in cash and cash equivalents	10,803	(11,507)	19,262
Cash and cash equivalents at beginning of year	24,735	36,242	16,980
Cash and cash equivalents at end of year	$35,538	$24,735	$36,242
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$143	$750	$—

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Common		Comprehensive
	Shares	Common	Income	Accumulated
	Outstanding	Stock	(Loss)	Deficit	Total
			(In thousands)
BALANCE AT JANUARY 29, 2006	61,841	$298,255	$1,426	$(191,010)	$108,671
Comprehensive income (loss):
Net loss for the year ended
January 28, 2007				(42,236)	(42,236)
Foreign currency translation adjustment,
net of income taxes of $58			(267)		(267)
Unrealized gain on cash flow hedge,
net of income taxes of $70			107		107
Total comprehensive loss					(42,396)
Issuance of common stock warrant		6,700			6,700
Share-based compensation	831	5,987			5,987
Cancellation of restricted shares	(2)
BALANCE AT JANUARY 28, 2007	62,670	310,942	1,266	(233,246)	78,962
Effect of adoption of FIN 48 (Note 1)				1,225	1,225
Comprehensive income (loss):
Net loss for the year ended
February 3, 2008				(67,051)	(67,051)
Foreign currency translation adjustment,
net of income taxes of $117			357		357
Unrealized loss on cash flow hedge,
net of income taxes of $1,006			(1,542)		(1,542)
Total comprehensive loss					(68,236)
Exercise of stock options	111	292			292
Issuance of common shares and warrants
(Notes 12 and 16)	1,834	36,875			36,875
Share-based compensation	785	7,599			7,599
Repurchase of common shares (Note 16)	(30)	(93)			(93)
BALANCE AT FEBRUARY 3, 2008	65,370	355,615	81	(299,072)	56,624
Comprehensive income (loss):
Net loss for the year ended
February 1, 2009				(4,061)	(4,061)
Recognition of foreign currency translation
adjustment upon disposal of subsidiary,
net of income taxes of $1,173			(1,797)		(1,797)
Foreign currency translation adjustment,
net of income taxes of $153			239		239
Unrealized loss on cash flow hedge,
net of income taxes of $14			(22)		(22)
Amortization of unrealized loss on
interest rate derivative,
net of income taxes of $383			586		586
Total comprehensive loss					(5,055)
Exercise of stock options	2,387	3,103			3,103
Share-based compensation	301	5,152			5,152
Repurchase of common shares (Note 16)	(546)	(2,069)			(2,069)
BALANCE AT FEBRUARY 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755

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

     REVENUE RECOGNITION. A summary of the revenue recognition policies for each of the Company’s business segments is as follows:

  Company Stores revenue is derived from the sale of doughnuts and complimentary products to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

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

  KK Supply Chain revenue is derived from the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment. Revenues for the sale of doughnut mix and supplies are recognized upon delivery to the customer or, in the case of franchisees located outside North America, when the goods are loaded on the transport vessel at the U.S. port. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if the Company is responsible for the installation, and otherwise upon shipment of the equipment.

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2009 and fiscal 2007 each contained 52 weeks while fiscal 2008 contained 53 weeks.

     CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

     INVENTORIES. Inventories are recorded at the lower of cost or market, with cost determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives, which are as follows: buildings — 15 to 35 years; machinery and equipment — 2 to 15 years; and leasehold improvements — lesser of the useful life of the improvements or the lease term.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     STORE OPENING COSTS. Store opening costs are expensed as incurred. Such costs were not significant in fiscal 2009, 2008 or 2007.

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

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period (exclusive of shares of restricted stock which have been issued but have not yet vested). The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and warrants and the vesting of currently unvested shares of restricted stock.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Numerator: net loss	$(4,061)	$(67,051)	$(42,236)
Denominator:
Basic earnings per share — weighted average shares
outstanding	65,940	63,805	61,871
Diluted earnings per share — weighted average shares
outstanding	65,940	63,805	61,871

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     All potentially dilutive securities have been excluded from the number of shares used in the computation of diluted earnings per share in fiscal 2009, 2008 and 2007 because the Company incurred a net loss in each year and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from off-premises customers and franchisees and guarantees of leases and indebtedness of franchisees. Off-premises receivables are primarily from grocery and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2009, 2008 and 2007, no customer accounted for more than 10% of Company-owned stores’ revenues. The two largest off-premises customers collectively accounted for approximately 10.8%, 10.2% and 10.2% of Company-owned stores’ revenues in fiscal 2009, 2008 and 2007, respectively. The two off-premises customers with the largest trade receivables balances collectively accounted for approximately 22.2% and 23.5% of off-premises doughnut customer trade receivables at February 1, 2009 and February 3, 2008, respectively.

     The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan and lease guarantees and records estimated liabilities for payments the Company considers probable.

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

     DERIVATIVE FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS. The Company reflects derivative financial instruments, which consist primarily of interest rate derivatives and commodity futures contracts and options on such contracts, in the consolidated balance sheet at their fair value. The difference between the cost, if any, and the fair value of the interest rate derivatives is reflected in income unless the derivative instrument qualifies as a cash flow hedge and is effective in offsetting future cash flows of the underlying hedged item, in which case such amount is reflected in other comprehensive income. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as cash flow hedges.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     FOREIGN CURRENCY TRANSLATION. The Company has ownership interests in franchisees in Mexico and Canada accounted for using the equity method. The functional currency of each of these operations is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenues, expenses and the Company’s equity in the earnings or losses of the franchisee are translated using the average exchange rate for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are reflected in earnings.

     COMPREHENSIVE INCOME. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under FAS 130 are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss), a component of shareholders’ equity, and are summarized in the following table:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized losses on interest rate derivatives, including amounts related to
an Equity Method Franchisee in fiscal 2008	$(1,303)	$(2,236)
Cumulative foreign currency translation adjustments	(207)	2,371
	(1,510)	135
Less: deferred income taxes	597	(54)
	$(913)	$81

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

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted the provisions of FASB (“Financial Accounting Standards Board”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective February 4, 2008 (the first day of fiscal 2009), the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). However, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 relating to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. The Company must adopt the FAS 157 measurement principles with respect to these nonfinancial assets and liabilities in fiscal 2010. Adoption of FAS 157 for financial assets and liabilities did not have any material effect on the Company’s financial position

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

or results of operations and adoption of FAS 157 for nonfinancial assets and liabilities is not expected to have any material effect on the Company’s financial position or results of operations. See Note 21 for additional information regarding fair value measurement.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company adopted FAS 159 as of February 4, 2008 (the first day of fiscal 2009) and did not elect any fair value measurement options permitted by FAS 159 and, accordingly, adoption of FAS 159 did not have any effect on the Company’s financial position or results of operations.

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

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009 compared to fiscal 2008, although recent economic conditions have led to significant reductions in the market prices of these commodities, which had a positive effect on the Company’s results of operations in the fourth quarter of fiscal 2009, and which the Company believes will positively affect fiscal 2010 results. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $16.6 million, $9.7 million and $22.1 million, in fiscal 2009, 2008, and 2007, respectively. Net cash provided by operating activities in fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment penalty on the refinancing of indebtedness. Asset dispositions generated investing cash flows of $18.3 million in fiscal 2008 and $9.7 million in fiscal 2007, with the majority of such proceeds used to reduce outstanding borrowings under the Company’s secured credit facilities.

     The Company’s 2007 Secured Credit Facilities described in Note 10 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $74.4 million as of February 1, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 10. The Company was in compliance with those financial covenants as of February 1, 2009, although those covenants were scheduled to become more stringent in fiscal 2010. Subsequent to year end, the Company executed amendments to the credit facilities which, among other things, relax the interest coverage ratio covenant contained

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and the fiscal 2010 operating plan, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     Failure to comply with the financial covenants contained in the 2007 Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. The Company would attempt to negotiate waivers of any such default, should one occur. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. Acceleration of the maturity of indebtedness under the 2007 Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the 2007 Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

Note 3 — Receivables

     The components of receivables are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Receivables:
Off-premises customers	$10,413	$12,769
Unaffiliated franchisees	11,573	14,607
Current portion of notes receivable	100	365
	22,086	27,741
Less — allowance for doubtful accounts:
Off-premises customers	(313)	(570)
Unaffiliated franchisees	(2,544)	(4,180)
	(2,857)	(4,750)
	$19,229	$22,991
Receivables from Equity Method Franchisees (Notes 1 and 18):
Trade	$1,268	$4,016
Less — allowance for doubtful accounts	(249)	(1,379)
	$1,019	$2,637

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

       The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$4,750	$2,745	$13,656
Provision for doubtful accounts	71	2,150	1,836
Chargeoffs	(2,064)	(145)	(12,632)
Other	100	—	(115)
Balance at end of year	$2,857	$4,750	$2,745
Allowance for doubtful accounts related to Equity Method
Franchisees:
Balance at beginning of year	$1,379	$2,903	$3,160
Provision for doubtful accounts	199	(364)	1,554
Chargeoffs	(1,329)	(1,160)	(1,811)
Balance at end of year	$249	$1,379	$2,903

Note 4 — Inventories

       The components of inventories are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Raw materials	$5,625	$6,055
Work in progress	6	96
Finished goods	4,905	5,794
Purchased merchandise	4,936	7,969
Manufacturing supplies	115	73
	$15,587	$19,987

Note 5 — Other Current Assets

       Other current assets consist of the following:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 8, 9 and 11)	$755	$609
Miscellaneous receivables	416	1,053
Prepaid expenses and other	3,156	3,985
	$4,327	$5,647

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment

       Property and equipment consists of the following:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Land	$19,091	$19,058
Buildings	64,977	64,513
Leasehold improvements	10,018	9,918
Machinery and equipment	58,987	62,327
Construction in progress	427	25
	153,500	155,841
Less: accumulated depreciation	(68,425)	(64,845)
	$85,075	$90,996

     Machinery and equipment includes assets leased under capital leases having a net book value of approximately $451,000 and $594,000 at February 1, 2009 and February 3, 2008, respectively. Depreciation expense was $8.1 million, $17.8 million and $20.3 million in fiscal 2009, 2008 and 2007, respectively.

Note 7 — Goodwill and Other Intangible Assets

       Goodwill and other intangible assets consist of the following:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Indefinite-lived intangible assets:
Goodwill associated with Franchise segment	$23,496	$23,496
Reacquired franchise rights associated with Company Stores segment	360	360
	$23,856	$23,856

Note 8 — Other Assets

       The components of other assets are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Non-current portion of claims against insurance carriers related to
self-insurance programs (Notes 1, 5, 9 and 11)	$3,619	$3,838
Deferred financing costs, net of accumulated amortization	2,004	2,369
Deposits	1,876	1,275
Computer software, net of accumulated amortization	676	1,171
401(k) mirror plan assets (Notes 11 and 20)	287	368
Non-current portion of notes receivable from unaffiliated franchisees	178	74
Other	362	374
	$9,002	$9,469

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Accrued Liabilities

       The components of accrued liabilities are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Current portion of self-insurance claims, principally worker’s compensation
(Notes 1, 5, 8 and 11)	$5,086	$4,996
Accrued vacation pay	5,001	3,981
Accrued guarantee obligations (Notes 12, 14 and 18)	2,922	3,419
Accrued taxes, other than income	2,458	3,036
Fair value of interest rate derivative	2,348	2,231
Accrued compensation	1,983	4,846
Customer deposits	1,881	2,881
Accrued health care claims	1,030	1,377
Accrued professional fees	911	1,114
Accrued utilities	779	862
Current portion of deferred franchise fee revenue	708	601
Current portion of lease termination costs (Notes 11 and 13)	364	322
Accrued interest	144	67
Other	3,607	6,216
	$29,222	$35,949

Note 10 — Long Term Debt and Lease Commitments

       Long-term debt and capital lease obligations consist of the following:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
2007 Secured Credit Facilities	$74,416	$76,119
Capital lease obligations	451	594
	74,867	76,713
Less: current maturities	(1,413)	(1,557)
	$73,454	$75,156

       The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2010	$ 1,413
2011	963
2012	963
2013	963
2014	963
Thereafter	69,602
$74,867

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2007 Secured Credit Facilities

     In February 2007, the Company closed secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. At closing, the Company borrowed the full $110 million available under the 2007 Term Loan and used the proceeds to retire approximately $107 million of indebtedness outstanding under the Company’s former secured credit facilities (which were then terminated), to pay prepayment premiums under the former secured credit facilities and to pay fees and expenses associated with the 2007 Secured Credit Facilities. The Company recorded a pretax charge related to the refinancing of approximately $9.6 million in the first quarter of fiscal 2008, representing the approximately $4.1 million prepayment fee related to the former secured credit facilities and the write-off of approximately $5.5 million of unamortized deferred financing costs related to the former facilities.

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the 2007 Revolver. The commitments under the 2007 Revolver were reduced to $30 million from $50 million in connection with the amendments to the 2007 Secured Credit Facilities executed in April 2008 (the “April 2008 Amendments”) and reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the 2007 Term Loan.

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either at LIBOR or at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments, 3.50% and 2.50%, respectively, prior to the April 2008 Amendments and 2.75% and 1.75%, respectively, prior to amendments executed in January 2008 to permit the sale of certain real estate). In addition, the April 2008 Amendments provide that LIBOR-based loans shall be computed based upon the greater of the relevant LIBOR rate or 3.25%.

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee on the unused portion of the 2007 Revolver lending commitment, which increased from 0.50% to 0.75% in connection with the April 2008 Amendments and to 1.00% in connection with the April 2009 Amendments.

     Borrowings under the 2007 Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.

     The 2007 Term Loan is payable in quarterly installments of approximately $240,000 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of February 1, 2009, the consolidated leverage ratio was

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

required to be not greater than 4.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.5 to 1.0. As of February 1, 2009, the Company’s consolidated leverage ratio was approximately 4.1 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 2.7 to 1.0. The maximum consolidated leverage ratio declines during fiscal 2010 to 4.0 to 1.0 and declines thereafter until it reaches 2.0 to 1.0 in fiscal 2013. The minimum consolidated interest coverage ratio decreases during fiscal 2010 to 2.35 to 1.0 and increases thereafter until it reaches 4.50 to 1.0 in fiscal 2013. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling 4-quarter period and the sum of non-cash credits. Effective in April 2009, “net interest expense” excludes amounts paid under the interest rate derivative contracts described below. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $16.0 million as of February 1, 2009. The maximum additional borrowing available to the Company as of February 1, 2009 was approximately $9.0 million (computed on a pro forma basis after giving effect to the April 2009 Amendments).

     The 2007 Secured Credit Facilities also contain customary events of default including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts eliminate the Company’s exposure, with respect to such notional amount, to increases in three month LIBOR beyond 5.40% through April 2010, and eliminate the Company’s ability to benefit from a reduction in three month LIBOR below 4.48% for the same period. These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of the April Amendments, which provide that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings. As of February 1, 2009, the fair value of the derivatives was a liability of approximately $2.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. Accumulated other comprehensive income as of February 1, 2009 includes an unamortized accumulated loss related to these derivatives of approximately $800,000 (net of income taxes of approximately $500,000).

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of February 1, 2009 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2010	$9,113	$483
2011	8,860	—
2012	8,511	—
2013	7,483	—
2014	5,782	—
Thereafter	80,812	—
	$120,561	483
Less: portion representing interest and executory costs		(32)
		$451

     Rent expense, net of rental income, totaled $11.8 million in fiscal 2009, $14.8 million in fiscal 2008 and $17.7 million in fiscal 2007.

Cash Payments of Interest

     Interest paid, exclusive of deferred financing costs, totaled $8.7 million in fiscal 2009, $13.6 million in fiscal 2008 and $17.6 million in fiscal 2007.

Note 11 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Non-current portion of self-insurance claims, principally worker’s
compensation (Notes 1, 5, 8 and 9)	$11,069	$11,754
Accrued rent expense	6,276	6,935
Non-current portion of deferred franchise fee revenue	3,137	3,405
Non-current portion of lease termination costs (Notes 9 and 13)	1,516	2,515
401(k) mirror plan liabilities (Notes 8 and 20)	287	368
Other	1,710	2,293
	$23,995	$27,270

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 — Commitments and Contingencies

Pending Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million in actual damages as well as punitive and treble damages. The Company intends to vigorously prosecute its claims against TAG and to vigorously defend against the counterclaims, which the Company believes are without merit.

Fairfax County, Virginia Environmental Matter

     Since 2004, the Company has operated a commissary in Fairfax County, Virginia. Fairfax County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with Fairfax County’s investigation and is also conducting its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, Fairfax County notified us that it believes that the Company’s wastewater discharge was the cause of the alleged damage, and Fairfax County has demanded payment from the Company of approximately $2.0 million. The Company disputes that it is the cause of any alleged damage to the sewer system, and discussions with Fairfax County are ongoing.

     The Company cannot predict the likelihood of an unfavorable outcome with respect to the TAG and Fairfax County matters, or the amount or range of potential loss with respect to them, and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

Other Litigation and Investigations

SEC and United States Attorney Investigations

     In October 2004 , the staff of the SEC advised the Company that the SEC had entered a formal order of investigation concerning the Company. In February 2005, the United States Attorney for the Southern District of New York advised the Company that it would seek to conduct interviews of certain then-current and former officers and employees of the Company. The Company understood the investigations related to the alleged conduct of certain former officers and directors of the Company described below under “Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof.” The Company cooperated with both investigations.

     On March 4, 2009, the SEC entered an order resolving its investigation of the Company. Pursuant to the order, the Company consented to a cease and desist order against future violations of provisions of the Exchange Act and related rules concerning filing of accurate reports with the SEC, the maintenance of accurate books, records and accounts in reasonable detail, and the maintenance of a sufficient system of internal accounting controls. The Company did not admit or deny the findings in the order, and the order contained no monetary

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

payments or other sanctions against the Company. Concurrently with the Company’s settlement, the four former officers of the Company who were subjects of the investigation also reached settlements with the SEC to resolve those investigations.

     The Company has had no substantive contact with the United States Attorney’s Office for over a year, and the Company does not anticipate any further contact from the United States Attorney’s Office concerning its investigation.

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Partial Settlement Thereof

     Beginning in May 2004, a series of purported securities class actions were filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. All the actions ultimately were consolidated.

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

     The Company issued 1,833,828 shares of its common stock and warrants to purchase 4,296,523 shares of its common stock at a price of $12.21 per share in connection with the Stipulation. The Company recorded a charge to earnings in fiscal 2006 for the fair value of the stock and warrants, measured as of the date on which the Company agreed to settle the litigation, and adjusted that charge in subsequent periods to reflect changes in the securities’ fair value until their issuance in the first quarter of fiscal 2008. Such subsequent adjustments resulted in a non-cash charge to fiscal 2007 earnings of $16.0 million and a non-cash credit to fiscal 2008 earnings of $14.9 million.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In connection with the settlement of the securities class action and the partial settlement of the derivative litigation, the Company agreed with its insurers to limit its claims for reimbursement for legal fees and costs incurred in connection with those proceedings, and the related SEC and U.S. Attorney investigations, to a specified reserve fund in the amount of $3.4 million (of which approximately $1.2 million remains as of February 1, 2009). Counsel for the plaintiffs in the settled shareholder derivative actions have deferred their application for fees until conclusion of the remaining derivative action involving Mr. Livengood, and there can be no assurance as to the amount the Company will be required to pay to such counsel or that the remaining reserve fund at such time will be sufficient to reimburse the Company for such amount or for any other costs the Company may incur in concluding these matters.

   FACTA Litigation

     In October 2007, a purported nationwide class action was filed against the Company and ten fictitiously named defendants in the United States District Court for the Central District of California. Plaintiff asserted a single cause of action for alleged willful violation of the provisions of the federal Fair and Accurate Credit Transactions Act related to electronic printing of certain credit card and debit card receipts. In August 2008, the Company entered into an agreement settling the case, which settlement had no material effect on the Company’s financial statements.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies (which are subject to deductibles) against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury.

Other Commitments and Contingencies

     The Company has guaranteed certain loans and leases from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $9.0 million at February 1, 2009, and are summarized in Note 18. Subsequent to February 1, 2009, the Company’s aggregate franchisee loan and lease guarantee exposure was reduced to $4.6 million. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan and lease guarantees totaled $2.7 million and $3.4 million as of February 1, 2009 and February 3, 2008, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. The Company made payments totaling approximately $650,000 related to these guarantees during fiscal 2009, as more fully described in Note 18. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at February 1, 2009, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

     In addition, accrued liabilities at February 1, 2009 includes approximately $200,000 recorded in fiscal 2009 in connection with the Company’s assignment of operating leases on three stores to two new franchisees who have acquired these stores from the Company. The Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed. The $200,000 accrual represents the estimated fair value of the Company’s contingent obligation.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $16.0 million at February 1, 2009, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of February 1, 2009, the Company had approximately $32.5 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. There were no unassigned futures contracts as of February 1, 2009.

Note 13 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Impairment charges:
Impairment of goodwill – Company Stores segment	$—	$4,598	$874
Impairment of goodwill – KK Supply Chain segment	—	—	213
Total goodwill impairment charges	—	4,598	1,087
Impairment of long-lived assets	1,050	55,963	9,418
Impairment of reacquired franchise rights	—	480	120
Other	—	—	137
Total impairment charges	1,050	61,041	10,762
Lease termination costs:
Provision for termination costs	316	2,683	2,113
Less — reversal of previously recorded deferred rent expense	(818)	(1,651)	(356)
Net provision	(502)	1,032	1,757
	$548	$62,073	$12,519

     The goodwill impairment charges in fiscal 2008 and 2007 were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflected reductions in the Company’s forecasted sales and earnings in certain of the reporting units comprising the Company Stores and KK Supply Chain segments, which caused a reduction in the estimated fair value of those reporting units. The Company conducts its annual goodwill impairment testing as of December 31.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company tests other long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs (including the impact of rising commodity costs) on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of other long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $900,000, $44.1 million and $9.4 million in fiscal 2009, 2008 and 2007, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include leasehold improvements, which are typically abandoned when the leased properties revert to the lessor, and doughnut-making and other equipment.

     For the fiscal year ended February 3, 2008, the Company also recorded an impairment charge of approximately $10.4 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois, based on management’s revised expectations about the use and ultimate disposition of that facility. During the second quarter, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. The Company sold these assets for approximately $10.9 million cash (net of expenses) in the fourth quarter of fiscal 2008, and recorded a credit to impairment charges of approximately $600,000, representing the excess of the ultimate selling price over the previously estimated disposition value of the facility and equipment.

     The Company also recorded an impairment charge of approximately $1.5 million during the fiscal year ended February 3, 2008 to reduce the carrying value of its KK Supply Chain coffee roasting assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     The Company records impairment charges for reacquired franchise rights when such intangible assets are determined to be impaired as a result of store closing decisions or other developments.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The transactions reflected in the accrual for lease termination costs are as follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$2,837	$1,650	$1,981
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease
rentals	380	1,961	122
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	(284)	526	1,824
Accretion of discount	220	196	167
Total provision	316	2,683	2,113
Proceeds from assignment of leases	748	966	—
Payments on unexpired leases, including settlements with lessors	(2,021)	(2,462)	(2,444)
Total reductions	(1,273)	(1,496)	(2,444)
Balance at end of year	$1,880	$2,837	$1,650
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Other accrued liabilities	$364	$322	$189
Other long-term obligations	1,516	2,515	1,461
	$1,880	$2,837	$1,650

Note 14 — Other Non-Operating Income and Expense

     The components of other non-operating income and expense are as follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Foreign currency transaction gain (loss)	$(14)	$70	$163
Gain on refranchise of Canadian subsidiary	2,805	—	—
Gain on disposal of interests in Equity Method Franchisees (Note 18)	931	260	7,308
Impairment charges and provisions related to investments in Equity
Method Franchisees (Note 18)	(957)	(572)	—
Provision for guarantee payments	50	(2,969)	(450)
	$2,815	$(3,211)	$7,021

     In the fourth quarter of fiscal 2009, the Company refranchised its four stores in Canada. The Company received no proceeds from the transaction. The Company recognized a non-cash gain on the sale of the stores of $2.8 million ($1.6 million after tax), substantially all of which represents the recognition in earnings of the cumulative foreign currency translation adjustments related to the Canadian subsidiary which, prior to its disposition, had been reflected, net of tax, in accumulated other comprehensive income.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     During fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain loans and leases related to a franchisee. In the fourth quarter of fiscal 2008, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no demand on the Company to perform under the guarantees, the Company believed it was probable that the Company would be required to perform under some, and potentially all, of them. See “Other Commitments and Contingencies” in Note 12.

     During fiscal 2007, the Company recorded a provision of approximately $450,000 for estimated payments under a Company guarantee of indebtedness of another franchisee. In June 2008, the Company completed an agreement to dissolve the franchisee. In connection with the dissolution of the franchisee, the Company paid $400,000 to settle its loan guarantee related to the franchisee.

Note 15 — Income Taxes

     The components of the provision for income taxes are as follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Current	$(148)	$1,435	$1,223
Deferred	651	889	(12)
	$503	$2,324	$1,211

     The components of the loss before income taxes are as follows:

	Year Ended
	Feb. 1	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Domestic	$(1,405)	$(58,491)	$(45,705)
Foreign	(2,153)	(6,236)	4,680
Total loss before income taxes	$(3,558)	$(64,727)	$(41,025)

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Income taxes at statutory federal rate	$(1,245)	$(22,654)	$(14,359)
State income taxes	517	(3,718)	(1,984)
Foreign (income) losses with no tax (cost) benefit	47	114	(2,216)
Valuation allowance provided on deferred income tax assets	1,811	27,642	19,420
Change in accruals for uncertain tax positions	(1,472)	332	—
Change in accruals for interest and penalties	(283)	220	—
Change in federal tax credit carryforwards
(principally foreign tax credits)	(1,557)	(795)	(916)
Foreign withholding taxes	1,361	773	1,033
Other	1,324	410	233
	$503	$2,324	$1,211

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company recorded a credit of approximately $1.8 million to the provision for income taxes in fiscal 2009 to reduce the Company’s accruals for uncertain tax positions, principally as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties.

     Income tax payments, net of refunds, were $1.3 million, $682,000 and $505,000 in fiscal 2009, 2008 and 2007, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees.

     The components of deferred income taxes are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Net current assets	$106	$83
Net noncurrent liabilities	(106)	(83)
Net asset	$—	$—

     The tax effects of temporary differences are as follows:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$26,177	$29,830
Accrued litigation settlement	7,315	7,315
Allowance for doubtful accounts	1,432	2,668
Other current assets	2,127	2,180
Property and equipment	7,001	11,907
Other non-current assets	2,135	1,084
Insurance accruals	5,060	5,404
Deferred revenue	2,905	3,306
Other current liabilities	4,779	5,478
Other non-current liabilities	3,078	3,733
Share-based compensation	4,818	4,262
Federal net operating loss carryforwards	89,130	79,339
Federal tax credit carryforwards	5,291	3,678
Charitable contributions carryforward	3,621	3,889
State net operating loss and credit carryforwards	12,957	12,176
Other	949	1,532
Gross deferred income tax assets	178,775	177,781
Valuation allowance on deferred income tax assets	(178,775)	(176,964)
Deferred income tax assets, net of valuation allowance	—	817
Deferred income tax liabilities:
Other	—	(817)
Gross deferred income tax liabilities	—	(817)
Net deferred income tax asset	$—	$—

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company has recorded a valuation allowance against deferred income tax assets of $178.8 million and $177.0 million at February 1, 2009 and February 3, 2008, respectively, representing the amount of its deferred income tax assets in excess of its deferred income tax liabilities. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended February 1, 2009, that realization of the net deferred income tax asset was more likely than not.

     The Company has approximately $266 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2029. Of this amount, approximately $18.2 million is the result of tax deductions related to the exercise of stock options by employees, the tax benefits of which, if subsequently realized, will be recorded as an addition to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2010 through 2029.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service (“IRS”) and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. All significant federal, state, local and foreign income tax matters have been concluded through fiscal 2005.

     The Internal Revenue Service recently concluded its examination of the Company’s income tax returns for fiscal 2002 through fiscal 2004. The IRS and the Company agreed to a settlement in which the IRS permanently disallowed $5.3 million of deductions. Because the Company has net operating loss carryforwards for federal income tax purposes, the settlement resulted in an insignificant payment of additional tax.

     The Company had $1.7 million of unrecognized tax benefits as of February 1, 2009. If recognized, $500,000 of the unrecognized tax benefits would be recorded as a part of income tax expense and affect the Company’s effective income tax rate.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Unrecognized tax benefits at beginning of year	$5,130	$4,540
Increases for positions related to the current year	4	238
Increases (decreases) for positions taken in prior years	(1,354)	794
Settlements with taxing authorities	(1,994)	(41)
Lapsing of statutes of limitations	(106)	(401)
Unrecognized tax benefits at end of year	$1,680	$5,130

     It is reasonably possible that the total amount of unrecognized tax benefits will decrease in fiscal 2010 by up to approximately $800,000, of which $46,000 would be recorded as part of income tax expense if recognized. Decreases in the unrecognized tax benefits may result from the lapsing of statutes of limitations.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $385,000 and $670,000 of accrued interest and penalties as of February 1, 2009 and February 3, 2008, respectively.

     KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16 — Shareholders’ Equity

   Share-Based Compensation for Employees

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded through June 30, 2012. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 9,996,000, of which 530,300 remain available for grant after fiscal 2009. The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), under which the fair value of SBP awards with respect to which employees render the requisite service necessary for the award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally ranges from three to four years. The fair value of SBP awards which vest in increments and for which vesting is subject to both market conditions and service conditions is charged to expense over the estimated vesting period of each increment of the award, each of which is treated as a separate award for accounting purposes.

     The aggregate cost of SBP awards charged to earnings in fiscal 2009, 2008 and 2007 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options during any of the three years.

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Costs charged to earnings related to:
Stock options	$2,181	$2,561	$4,978
Restricted stock and restricted stock units	2,971	5,038	1,009
Total costs	$5,152	$7,599	$5,987
Costs included in:
Direct operating expenses	$2,216	$2,384	$2,628
General and administrative expenses	2,936	5,215	3,359
Total costs	$5,152	$7,599	$5,987

     During the fiscal year ended February 1, 2009 and February 3, 2008, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. In addition, the terms of certain stock options granted under the Company’s 1998 Stock Option Plan which were exercised in fiscal 2009 provided that reimbursement of minimum required withholdings taxes and payment of the exercise price could, at the election of the optionee, be made by surrendering common shares acquired upon the exercise of such options. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards and the exercise of stock options was $300,000 and $1.8 million, respectively, for the fiscal year ended February 1, 2009. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $93,000 for the fiscal year

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

ended February 3, 2008. The aggregate fair value of the surrendered shares of $2.1 million and $93,000 in fiscal 2009 and fiscal 2008, respectively, has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 and 2007 also provide that the price of the Company’s common stock must increase by 20% and 40% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options in fiscal 2009, 2008 and 2007 are set forth in the following table:

	Year ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
Expected life of option	7.0 years	6.9 years	6.6 years
Risk-free interest rate	2.74%	4.42%	4.63%
Expected volatility of stock	50.0%	50.0%	51.8%
Expected dividend yield	—	—	—

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

     The number of options granted during fiscal 2009, 2008 and 2007 and the aggregate and weighed average fair value of such options were as follows:

	Year ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
Weighted average fair value per share of options granted	$1.22	$2.95	$4.88
Total number of options granted	2,090,000	784,200	1,400,000
Total fair value of all options granted	$2,557,700	$2,309,700	$6,831,500

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table summarizes stock option transactions for fiscal 2009, 2008 and 2007. Option transactions include options granted under the 2000 Plan as well as options granted under the Company’s 1998 Stock Option Plan (the “1998 Plan”) pursuant to which grants may no longer be awarded.

		Weighted		Weighted
	Shares	Average		Average
	Subject	Exercise	Aggregate	Remaining
	to	Price	Intrinsic	Contractual
	Option	Per Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at January 29, 2006	6,078,400	$16.58
Granted	1,400,000	$8.52
Exercised	—	$—	$—
Forfeited	(403,200)	$26.78
Outstanding at January 28, 2007	7,075,200	$14.40	$35,366	4.8 years
Granted	784,200	$5.21
Exercised	(110,800)	$2.63	$526
Forfeited	(1,352,800)	$13.76
Outstanding at February 3, 2008	6,395,800	$13.61	$3,796	3.6 years
Granted	2,090,000	$2.25
Exercised	(2,387,300)	$1.30	$7,238
Forfeited	(185,500)	$11.47
Outstanding at February 1, 2009	5,913,000	$14.70	$—	6.2 years
Exercisable at February 1, 2009	3,501,300	$22.49	$—	4.2 years

     Additional information regarding stock options outstanding as of February 1, 2009 is as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of		Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$ 1.40 - $ 3.41	2,627,000	8.84	$2.49	535,300	$3.17
$ 5.25 - $ 9.71	544,000	6.96	$9.19	304,000	$8.77
$10.20 - $16.94	933,600	4.05	$14.35	853,600	$14.52
$28.11 - $28.58	623,200	3.21	$28.34	623,200	$28.34
$30.98 - $44.22	1,185,200	3.47	$37.39	1,185,200	$37.39

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock) under the 2000 Plan. The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2009, 2008 and 2007:

		Weighted
		Average
	Unvested	Grant Date
	Shares	Fair Value
Unvested at January 29, 2006	—	$—
Granted	834,000	$8.52
Vested	(87,000)	$6.86
Forfeited	(3,000)	$9.71
Unvested at January 28, 2007	744,000	$8.71
Granted	1,552,000	$4.68
Vested	(795,500)	$4.96
Forfeited	(315,000)	$7.24
Unvested at February 3, 2008	1,185,500	$6.33
Granted	1,347,400	$2.42
Vested	(483,400)	$4.91
Forfeited	(215,700)	$6.11
Unvested at February 1, 2009	1,833,800	$3.86

     The total fair value as of the grant date of shares vesting during fiscal 2009, 2008 and 2007 was $2.4 million, $3.9 million and $597,000, respectively.

     As of February 1, 2009, the total unrecognized compensation cost related to SBP awards was approximately $8.1 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.3 years.

     At February 1, 2009, there were approximately 8,277,100 shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan and the 1998 Plan.

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

     The common stock and warrants had a fair value as of January 28, 2007 of approximately $51.8 million. The decrease in the estimated fair value of the common stock and warrants from January 28, 2007 to their issuance on March 2, 2007 of approximately $14.9 million was credited to earnings in the first quarter of fiscal 2008, at which time the aggregate fair value of the securities of approximately $36.9 million was reclassified from liabilities to common stock.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

   Warrant Issued in Exchange for Services

     General and administrative expenses for fiscal 2007 include $3.9 million representing a portion of the estimated fair value of a warrant to purchase 1.2 million shares of the Company’s common stock issued during fiscal 2006 to a corporate recovery and advisory firm engaged by the Company to provide interim management services to the Company from late January 2005 through March 2006. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013. The warrant’s fair value was charged to earnings during the period from January 18, 2005, the date on which the advisory firm was engaged, to April 6, 2006, the date on which the warrant became exercisable and non-forfeitable, in accordance with EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The substantial charge to earnings related to the warrant in fiscal 2007 reflects an increase in its estimated fair value as of April 6, 2006, the date on which the value of the warrant was fixed for accounting purposes, compared to its estimated fair value at January 29, 2006. The estimated fair value of the warrant as of April 6, 2006 was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $7.75 per share; a market price of common stock of $8.84 per share; a term to maturity of 6.82 years; a risk-free rate of 4.91%; a dividend yield of zero; and expected volatility of 55%. The aggregate $6.7 million estimated fair value of the warrant as of April 6, 2006 was reclassified from accrued liabilities to common stock as of that date.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 17 — Segment Information

     The Company’s reportable segments are Company Stores, Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, equipment and other items to both Company and franchisee-owned stores. The Franchise segment consists of the Company’s store franchise operations. Under the terms of franchise agreements, franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for this segment include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as direct general and administrative expenses and allocated corporate costs.

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

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table presents the results of operations of the Company’s operating segments for fiscal 2009, 2008 and 2007. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Revenues:
Company Stores	$265,890	$304,444	$326,199
Franchise	25,537	22,958	21,075
KK Supply Chain:
Total revenues	188,115	203,283	219,991
Less – intersegment sales elimination	(95,558)	(101,366)	(106,070)
External KK Supply Chain revenues	92,557	101,917	113,921
Total revenues	$383,984	$429,319	$461,195

Operating income (loss):
Company Stores	$(9,813)	$(6,292)	$1,721
Franchise	16,515	14,317	16,354
KK Supply Chain	23,269	24,083	32,311
Unallocated general and administrative expenses	(24,662)	(27,552)	(50,392)
Impairment charges and lease termination costs	(548)	(62,073)	(12,519)
Settlement of litigation	—	14,930	(15,972)
Total operating income (loss)	$4,761	$(42,587)	$(28,497)

Depreciation and amortization expense:
Company Stores	$6,402	$11,558	$15,979
Franchise	86	92	119
KK Supply Chain	1,019	5,586	3,469
Corporate administration	1,202	1,197	1,479
Total depreciation and amortization expense	$8,709	$18,433	$21,046

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2009, 2008 and 2007 include approximately $52 million, $48 million and $43 million, respectively, from customers outside the United States.

Note 18 — Investments in Franchisees

     As of February 1, 2009, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in Equity Method Franchisees” in the consolidated balance sheet.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as
		of Feb. 1,	Ownership%
	Geographic Market	2009(1)	Company	Third Parties
KremeWorks, LLC	Alaska, Hawaii, Oregon,	11	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	Southern Florida	3	35.3%	64.7%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	47	30.0%	70.0%
____________________

(1)	Includes satellite stores.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	February 1, 2009
	Investment		Loan and
	and	Trade	Lease
	Advances	Receivables	Guarantees
	(In thousands)
Kremeworks, LLC	$900	$378	$1,754
Kremeworks Canada, LP	—	16	—
Krispy Kreme of South Florida, LLC	—	38	7,256
Krispy Kreme Mexico, S. de R.L. de C.V.	1,187	836	—
	2,087	1,268	$9,010
Less: reserves and allowances	(900)	(249)
	$1,187	$1,019

	February 3, 2008
	Investment		Loan and
	and	Trade	Lease
	Advances	Receivables	Guarantees
	(In thousands)
A-OK, LLC	$(523)	$2,591	$2,319
KK-TX I, L.P	(484)	203	810
Kremeworks, LLC	1,280	278	2,122
Kremeworks Canada, LP	—	17	—
Krispy Kreme of South Florida, LLC	—	102	11,801
Krispy Kreme Mexico, S. de R.L. de C.V.	1,677	756	—
Priz Doughnuts, LP	—	69	450
	1,950	4,016	$17,502
Less: reserves and allowances	—	(1,379)
	$1,950	$2,637

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The aggregate loan and lease guarantees at February 1, 2009 and February 3, 2008 shown in the preceding tables consist of $3.5 million and $6.0 million, respectively, of loan guarantees and $5.5 million and $11.5 million, respectively, of lease guarantees. The loan guarantee amounts were determined based upon the principal amount outstanding under the related loan and the lease guarantee amounts were determined based upon the gross amount of remaining lease payments. As described below, subsequent to February 1, 2009, Krispy Kreme of South Florida, LLC (“KKSF”) completed transactions which, in the aggregate, reduced the Company’s aggregate guarantee exposure with respect to KKSF.

     KKSF has incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for potential payments related to guarantees of KKSF loans and leases. In September 2008, the Company, KKSF and one of KKSF’s lenders entered into agreements pursuant to which, among other things, the Company paid approximately $250,000 to the lender to effect a cure of certain KKSF defaults with respect to certain of the indebtedness subject to the Company’s guarantee. Such agreements also provided for a reduction in the amount of the Company’s debt guarantee obligations of approximately $125,000, and for the Company’s release from KKSF lease guarantees for which the Company’s potential guarantee obligation was approximately $4.0 million. Subsequent to February 1, 2009, KKSF completed a transaction which resulted in the Company’s release from a lease guarantee for which the Company’s potential obligation was approximately $5.5 million, but which increased the Company’s guarantee of KKSF debt obligations by approximately $1.0 million. After giving effect to these transactions, the aggregate guarantees of KKSF obligations were approximately $2.8 million (all of which related to loans), which approximates the amount of accrued liabilities reflected in the Company’s balance sheet for its KKSF guarantee obligations as of February 1, 2009. After giving effect to these transactions, the aggregate outstanding guarantee exposure for all Equity Method Franchisees was approximately $4.6 million, all of which related to loans of which the Company has recorded a liability of $2.7 million.

     The Company has a $900,000 note receivable from Kremeworks, LLC (“Kremeworks”) which is subordinate to certain Kremeworks bank indebtedness guaranteed, in part, by the Company. The note arose from cash advances made by the Company to Kremeworks in fiscal 2005 and earlier years. Kremeworks’ results of operations and operating cash flow have declined and, although Kremeworks has paid all interest, fees and scheduled amortization of principal due under its bank indebtedness, it has failed to comply with certain financial covenants related to such indebtedness, a portion of which matured, by its terms, in January 2009. Kremeworks has requested that the lender waive the loan defaults resulting from the covenant violations and refinance the maturing indebtedness. In the event the lender is unwilling to do so and declares the entire indebtedness immediately due and payable, the Company could be required to perform under its guarantee, which totaled approximately $1.8 million as of February 1, 2009. Kremeworks could have insufficient cash flows from its business to service the indebtedness even if it is refinanced, which might require capital contributions to Kremeworks by the Company and the majority owner of Kremeworks (which has guarantees of the Kremeworks indebtedness approximately proportionate to those of the Company) in order for Kremeworks to comply with the terms of the any new loan agreement. During the fiscal year ended February 1, 2009, the Company established a reserve equal to the entire $900,000 balance of its note receivable in recognition of the uncertainty surrounding its ultimate collection, the charge related to which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations.

     In June 2008, the Company completed an agreement to dissolve Priz Doughnuts, LP (“Priz”). In connection with this transaction, the Company conveyed the assets of one of the Priz stores to an existing franchisee and conveyed the other store to the other partner of Priz. In connection with the dissolution of Priz, the Company paid $400,000 to settle its loan guarantee related to Priz.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     In April 2008, the Company completed an agreement with A-OK, LLC and KK-TX I, L.P. (which have common ownership and are collectively referred to as the “A-OK Parties”) pursuant to which, among other things, the Company conveyed to the owner of the A-OK Parties the Company’s equity interests in the A-OK Parties and compromised and settled certain disputed and past due amounts owed by the A-OK Parties to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the A-OK Parties’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction, which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the fiscal year ended February 1, 2009.

     During fiscal 2008, the Company reevaluated its investment in Kremeworks Canada, LP (“Kremeworks Canada”) and concluded that such investment was not recoverable; accordingly, the Company recorded an impairment charge of $572,000 to reduce the carrying value of the Company’s investment in Kremeworks Canada to zero. This charge is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the fiscal year ended February 3, 2008.

     The following table summarizes the Company’s obligations under the loan and lease guarantees as of February 1, 2009 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

		Total
		Loan/
	Guarantee	Lease	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Kremeworks, LLC	20%	$1,754	$1,754	$—	$—	$—	$—	$—
Krispy Kreme of South Florida, LLC	35%-100%	7,256	2,820	522	522	522	522	2,348
		$9,010	$4,574	$522	$522	$522	$522	$2,348

     Current liabilities at February 1, 2009 include accruals for potential payments under the loan and lease guarantees of approximately $2.7 million related to KKSF as described above. Current liabilities at February 3, 2008 included accruals for potential payments under loan and lease guarantees of approximately $3.0 million related to KKSF and $450,000 related to Priz. There is no liability reflected for other guarantees of Equity Method Franchisee obligations because the Company does not believe it is probable that the Company will be required to perform under such other guarantees.

     While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at February 1, 2009, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Information about the financial position and results of operations of the Equity Method Franchisees in which the Company had an interest as of February 1, 2009, is set forth below:

	Summary Financial Information (1)
		Operating	Net					Total
		Income	Income	Current	Noncurrent	Current	Noncurrent	Equity
	Revenues	(Loss)	(Loss) (2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
Kremeworks, LLC
2009	$18,504	$(1,507)	$(2,462)	$1,330	$19,288	$14,522	$2,041	$4,055
2008	20,339	(844)	(2,121)	1,362	22,145	7,685	10,293	5,529
2007	20,797	4	(1,481)	1,655	25,017	7,567	12,221	6,884
Kremeworks Canada, LP
2009	1,388	174	28	250	1,803	2,640	—	(587)
2008	1,511	(190)	(419)	290	2,560	3,576	—	(726)
2007	1,548	(121)	(348)	470	2,378	3,077	—	(229)
Krispy Kreme of South Florida, LLC
2009	10,800	1,188	655	1,095	8,164	3,557	9,672	(3,970)
2008	13,196	595	53	640	8,386	2,925	10,111	(4,010)
2007	17,209	(81)	(695)	1,144	9,013	7,654	7,651	(5,148)
Krispy Kreme Mexico, S. de R.L. de C.V.
2009	17,189	(386)	(618)	2,425	5,877	4,365	—	3,937
2008	14,238	(25)	(322)	3,036	7,780	5,242	—	5,574
2007	13,593	(234)	(485)	3,534	7,820	5,370	—	5,984
____________________

(1)	The revenues and net income (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2008, 2007 and 2006, and the amounts shown as assets and liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2008, 2007 and 2006.

(2)	The income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 19 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $10.4 million, $14.7 million and $22.9 million in fiscal 2009, 2008 and 2007, respectively, of sales to franchise stores owned by franchisees in which the Company had an ownership interest during fiscal 2009. Revenues also include royalties from these franchisees of $2.3 million, $2.9 million and $4.4 million in fiscal 2009, 2008 and 2007, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 3. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of a shareholder which is the beneficial owner of approximately 13% of the Company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores)

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

totaling approximately $10.6 million in fiscal 2009, $8.1 million in fiscal 2008 and $1.5 million in fiscal 2007. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

Note 20 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute up to 100% of their salary and bonus to the plan on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $287,000 and $368,000 at February 1, 2009 and February 3, 2008, respectively.

     The Company currently matches 50% of the first 6% of compensation contributed by each employee to these plans. Contributions expense for these plans totaled $754,000 in fiscal 2009, $847,000 in fiscal 2008 and $838,000 in fiscal 2007.

Note 21 — Fair Value Measurements

     The carrying values and approximate fair values of certain financial instruments were as follows:

	Feb. 1, 2009		Feb. 3, 2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Assets
Cash and cash equivalents	$35,538	$35,538	$24,735	$24,735
Trade receivables	19,229	19,229	22,991	22,991
Commodity futures contracts	—	—	267	267

Liabilities:
Accounts payable	8,981	8,981	5,712	5,712
Interest rate derivative instruments	2,348	2,348	2,231	2,231
Long-term debt (including current maturities)	74,867	58,022	76,713	72,500

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

     FAS 157 was to be effective for years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until years beginning after November 15, 2008.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     The Company has no material financial assets or liabilities measured at fair value except for interest rate derivatives liabilities described in Note 10. Such liabilities had a fair value of approximately $2.3 million at February 1, 2009. The fair value of these over-the-counter derivatives was determined using a discounted cash flow model based on the terms of the contracts and considering non performance risk. The most significant input to this model is implied forward LIBOR rates. These inputs are classified within Level 2 of the valuation hierarchy.

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 1, 2009 consistent with the fair value hierarchy provisions of FAS 157.

	Feb. 1, 2009
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
401(k) mirror plan assets	$287	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,348	$—

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2009 and 2008.

	Three Months Ended
	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2008	2008	2008	2009
	(In thousands, except per share data)
Revenues	$103,641	$94,237	$94,338	$91,768
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	89,479	88,304	87,143	80,081
General and administrative expenses	6,847	4,717	5,842	6,052
Depreciation and amortization expense	2,236	2,266	2,107	2,100
Impairment charges and lease termination costs	(645)	(348)	345	1,196
Other operating (income) and expense, net	111	302	213	875
Operating income (loss)	5,613	(1,004)	(1,312)	1,464
Interest income	126	96	65	44
Interest expense	(2,063)	(2,300)	(2,978)	(3,338)
Equity in losses of equity method franchisees	(268)	(82)	(335)	(101)
Other non-operating income and (expense), net	924	68	(921)	2,744
Income (loss) before income taxes	4,332	(3,222)	(5,481)	813
Provision for income taxes (benefit)	298	(1,315)	404	1,116
Net income (loss)	$4,034	$(1,907)	$(5,885)	$(303)

Income (loss) per common share:
Basic	$.06	$(.03)	$(.09)	$—
Diluted	$.06	$(.03)	$(.09)	$—

	Three Months Ended
	Apr. 29,	Jul. 29,	Oct. 28,	Feb. 3,
	2007	2007	2007	2008
	(In thousands, except per share data)
Revenues	$110,918	$104,098	$103,355	$110,948
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	96,995	95,333	90,911	96,775
General and administrative expenses	6,822	6,922	5,650	6,909
Depreciation and amortization expense	4,688	4,086	4,868	4,791
Impairment charges and lease termination costs	12,663	22,109	(268)	27,569
Settlement of litigation	(14,930)	—	—	—
Other operating (income) and expense, net	(285)	16	196	86
Operating income (loss)	4,965	(24,368)	1,998	(25,182)
Interest income	438	407	379	198
Interest expense	(2,520)	(2,635)	(2,274)	(2,367)
Loss on extinguishment of debt	(9,622)	—	—	—
Equity in losses of equity method franchisees	(221)	(258)	(216)	(238)
Other non-operating income and (expense), net	23	23	(309)	(2,948)
Loss before income taxes	(6,937)	(26,831)	(422)	(30,537)
Provision for income taxes	461	209	376	1,278
Net loss	$(7,398)	$(27,040)	$(798)	$(31,815)

Loss per common share:
Basic	$(.12)	$(.42)	$(.01)	$(.50)
Diluted	$(.12)	$(.42)	$(.01)	$(.50)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of February 1, 2009, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of February 1, 2009, our disclosure controls and procedures were effective.

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

     Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2009, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of February 1, 2009, based on the COSO criteria.

     The report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on our internal control over financial reporting appears on page 60 in this Annual Report.

Changes in Internal Control over Financial Reporting

     During the quarter ended February 1, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

      On April 15, 2009, Krispy Kreme Doughnut Corporation, a wholly owned subsidiary of Krispy Kreme Doughnuts, Inc., entered into Amendment No. 4, dated as of April 15, 2009, to the 2007 Senior Secured Credit Facility, pursuant to which Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the subsidiary guarantors and the required lenders under the 2007 Senior Secured Credit Facility agreed to certain amendments to the 2007 Senior Secured Credit Facility described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to consolidated financial statements appearing elsewhere herein.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 16, 2009, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 24, 2008 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 16, 2009, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 16, 2009, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 16, 2009, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 16, 2009, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

	1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules.

Schedule I — Condensed Financial Information of Registrant		106

Schedule II — Valuation and Qualifying Accounts and Reserves		109

3.	Exhibits.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed on August 7, 2002)
3.2	—	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on April 3, 2000)
4.2	—	Rights Agreement between the Company and Branch Banking and Trust Company, as Rights Agent, dated as of January 18, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on April 3, 2000)
4.3 *	—	Agreement of Substitution and Amendment of Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated July 7, 2008**
4.4	—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2005)
4.5	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)**
10.3	—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2007)**
10.4	—	Amendment, dated November 8, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)**

Exhibit
Number			Description of Exhibits
10.5		—	Second Amendment, dated December 15, 2008, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.6		—	Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2008)**
10.7		—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.8		—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.9		—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.10		—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.11		—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.12		—	Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.13	*	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch**
10.14		—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.15	*	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall**
10.16		—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.17	*	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger**
10.18		—	2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2007)**
10.19	*	—	Fifth Amendment to the Krispy Kreme Doughnuts, Inc. 2000 Stock Incentive Plan dated December 10, 2008, and effective January 1, 2005 to the extent necessary to comply with Section 409A of the Internal Revenue Code of 1986, as amended and otherwise effective December 31, 2008**

Exhibit
Number			Description of Exhibits
10.20		—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.21		—	Credit Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent, issuing lender and swingline lender (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.22		—	Security Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto and Credit Suisse, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.23		—	Amendment No. 1, dated as of June 21, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2007)
10.24		—	Amendment No. 2, dated as of January 23, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2008)
10.25		—	Amendment No. 3, dated as of April 9, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2008)
10.26	*	—	Amendment No. 4, dated as of April 15, 2009, to the Credit Agreement
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.29		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
10.30	*	—	Form of Nonqualified Stock Option Agreement**
10.31		—	Stipulation and Agreement of Class and Derivative Settlement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2006)
10.32		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.33	*	—	Form of Restricted Stock Agreement**
10.34	*	—	Form of Director Restricted Stock Unit Agreement**
10.35	*	—	Compensation Recovery Policy**
10.36		—	Purchase Agreement, dated December 21, 2007, entered into between Krispy Kreme Doughnut Corporation and Harlan Bakeries, Inc. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)
21	*	—	List of Subsidiaries
23	*	—	Consent of PricewaterhouseCoopers LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)

Exhibit
Number			Description of Exhibits
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$57,755	$56,624

SHAREHOLDERS’ EQUITY

Preferred stock	$—	$—
Common stock	361,801	355,615
Accumulated other comprehensive income (loss)	(913)	81
Accumulated deficit	(303,133)	(299,072)
Total shareholders’ equity	$57,755	$56,624

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
Equity in losses of subsidiaries	$(4,061)	$(67,051)	$(42,236)
Miscellaneous expenses	—	—	—
Loss before income taxes	(4,061)	(67,051)	(42,236)
Provision for income taxes (benefit)	—	—	—
Net loss	$(4,061)	$(67,051)	$(42,236)

Loss per common share:
Basic	$(.06)	$(1.05)	$(.68)
Diluted	$(.06)	$(1.05)	$(.68)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	Feb. 1,	Feb. 3,	Jan. 28,
	2009	2008	2007
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,061)	$(67,051)	$(42,236)
Equity in earnings of subsidiaries	4,061	67,051	42,236
Net cash used by operating activities	—	—	—
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(1,034)	(199)	—
Net cash used for investing activities	(1,034)	(199)	—
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,103	292	—
Repurchase of common shares	(2,069)	(93)	—
Net cash provided by financing activities	1,034	199	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

KRISPY KREME DOUGHNUTS, INC.

		Additions
	Balance at	Charged to	Charged
	beginning	costs and	to other		Balance at
Description	of year	expenses	accounts	Payments	end of year
Accrual for self-insurance claims, principally
worker’s compensation (current and
non-current portions)

Year ended January 28, 2007	$11,548	$4,597	—	$(3,812)	$12,333

Accrual included in:
Other accrued liabilities	$4,435				$5,885
Other long-term obligations	8,872				11,389
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets	(145)				(665)
Other assets	(1,614)				(4,276)
	$11,548				$12,333

Year ended February 3, 2008	$12,333	$3,654	—	$(3,684)	$12,303

Accrual included in:
Other accrued liabilities (Note 9)	$5,885				$4,996
Other long-term obligations (Note 11)	11,389				11,754
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets (Note 5)	(665)				(609)
Other assets (Note 8)	(4,276)				(3,838)
	$12,333				$12,303

Year ended February 1, 2009	$12,303	$3,707	—	$(4,229)	$11,781

Accrual included in:
Other accrued liabilities (Note 9)	$4,996				$5,086
Other long-term obligations (Note 11)	11,754				11,069
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets (Note 5)	(609)				(755)
Other assets (Note 8)	(3,838)				(3,619)
	$12,303				$11,781

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and
Chief Financial Officer

Date: April 17, 2009

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2009.

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