Form 10-Q
period 2009-05-03
KRISPY KREME DOUGHNUTS INC
filed 2009-06-12
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2009
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
(336) 725-2981

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑

     Number of shares of Common Stock, no par value, outstanding as of May 31, 2009: 67,501,703.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008 mean the fiscal years ended, February 3, 2013, January 29, 2012, January 30, 2011, January 31, 2010, February 1, 2009, and February 3, 2008, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains statements about future events and expectations, including our business strategy and trends in or expectations regarding the Company’s operations, financing abilities and planned capital expenditures that constitute “forward-looking statements.” Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

  our relationships with off-premises customers;

  our ability to protect our trademarks and trade secrets;

  risks associated with our high levels of indebtedness;

  restrictions on our operations and compliance with covenants contained in our secured credit facilities;

  changes in customer preferences and perceptions;

  risks associated with competition; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2009 (the “2009 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 3,	Feb. 1,
	2009	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,184	$35,538
Receivables	19,095	19,229
Accounts and notes receivable — equity method franchisees	1,253	1,019
Inventories	15,080	15,587
Deferred income taxes	106	106
Other current assets	4,751	4,327
Total current assets	61,469	75,806
Property and equipment	84,088	85,075
Investments in equity method franchisees	1,276	1,187
Goodwill and other intangible assets	23,856	23,856
Other assets	9,632	9,002
Total assets	$180,321	$194,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,077	$1,413
Accounts payable	7,627	8,981
Accrued liabilities	31,515	29,222
Total current liabilities	40,219	39,616
Long-term debt, less current maturities	53,403	73,454
Deferred income taxes	106	106
Other long-term obligations	25,667	23,995

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	362,901	361,801
Accumulated other comprehensive loss	(710)	(913)
Accumulated deficit	(301,265)	(303,133)
Total shareholders’ equity	60,926	57,755
Total liabilities and shareholders’ equity	$180,321	$194,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands, except per share
	amounts)
Revenues	$93,420	$103,641
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	76,968	89,479
General and administrative expenses	6,314	6,847
Depreciation and amortization expense	1,993	2,236
Impairment charges and lease termination costs	2,357	(645)
Other operating (income) and expense, net	10	111
Operating income	5,778	5,613
Interest income	14	126
Interest expense	(3,817)	(2,063)
Equity in income (losses) of equity method franchisees	101	(268)
Other non-operating income and (expense), net	—	924
Income before income taxes	2,076	4,332
Provision for income taxes	208	298
Net income	$1,868	$4,034

Income per common share:
Basic	$.03	$.06
Diluted	$.03	$.06

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,868	$4,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,993	2,236
Deferred income taxes	(134)	(36)
Impairment charges	162	158
Accrued rent expense	(44)	157
Loss on disposal of property and equipment	85	40
Gain on disposal of interest in equity method franchisee	—	(931)
Unrealized (gain) loss on interest rate derivatives	187	(597)
Share-based compensation	1,116	1,223
Provision for doubtful accounts	(82)	(760)
Amortization of deferred financing costs	326	452
Equity in (income) losses of equity method franchisees	(101)	268
Other	(1)	139
Change in assets and liabilities:
Receivables	(54)	541
Inventories	507	(476)
Other current and non-current assets	1,090	1,609
Accounts payable and accrued liabilities	1,358	(533)
Other long-term obligations	1,075	(1,019)
Net cash provided by operating activities	9,351	6,505
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,370)	(718)
Proceeds from disposals of property and equipment	24	125
Other investing activities	(2)	4
Net cash used for investing activities	(2,348)	(589)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(20,387)	(1,050)
Deferred financing costs	(954)	(434)
Proceeds from exercise of stock options	—	52
Repurchase of common shares (Note 10)	(16)	(20)
Net cash used for financing activities	(21,357)	(1,452)
Effect of exchange rate changes on cash	—	(12)
Net increase (decrease) in cash and cash equivalents	(14,354)	4,452
Cash and cash equivalents at beginning of period	35,538	24,735
Cash and cash equivalents at end of period	$21,184	$29,187

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT FEBRUARY 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income:
Net income for the three months ended May 3,
2009				1,868	1,868
Foreign currency translation adjustment, net of
income taxes of $25			(41)		(41)
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $159			244		244
Total comprehensive income					2,071
Share-based compensation (Note 10)	—	1,116			1,116
Repurchase of common shares (Note 10)	(9)	(16)			(16)
BALANCE AT MAY 3, 2009	67,503	$362,901	$(710)	$(301,265)	$60,926

BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income:
Net income for the three months ended May 4,
2008				4,034	4,034
Foreign currency translation adjustment, net of
income taxes of $35			53		53
Unrealized loss on cash flow hedge, net of
income taxes of $23			(35)		(35)
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $24			37		37
Total comprehensive income					4,089
Exercise of stock options	40	52			52
Share-based compensation (Note 10)	329	1,223			1,223
Repurchase of commons shares (Note 10)	(7)	(20)			(20)
BALANCE AT MAY 4, 2008	65,732	$356,870	$136	$(295,038)	$61,968

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Overview

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2009 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2009 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 1, 2009 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

     NATURE OF BUSINESS. Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and related items to on-premises and off-premises customers through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties from franchisees. Additionally, the Company sells doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees.

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

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and warrants and the vesting of currently unvested shares of restricted stock and restricted stock units.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Numerator: net income	$1,868	$4,034
Denominator:
Basic earnings per share - weighted average shares outstanding	67,100	64,703
Effect of dilutive securities:
Stock options	—	1,336
Restricted stock and restricted stock units	373	62
Diluted earnings per share - weighted average shares outstanding
plus dilutive potential common shares	67,473	66,101

     Stock options and warrants with respect to 10.4 million and 10.0 million shares and 924,000 and 1.3 million unvested shares of restricted stock and restricted stock units have been excluded from the computation of the number of shares used in the computation of diluted earnings per share for the three months ended May 3, 2009 and May 4, 2008, respectively, because their inclusion would be antidilutive.

Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of FAS 161 did not have any effect on the Company’s financial position or results of operations, other than the additional disclosures. See Note 12 for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities, and in the first quarter of fiscal 2010 the Company adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. Adoption of FAS 157 did not have any material effect on the Company’s financial position or results of operations. See Note 11 for additional information regarding fair value measurement.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which had a positive effect on the Company’s results of operations in the first quarter of fiscal 2010, and which the Company believes will positively affect results for the remainder of fiscal 2010. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $9.4 million in the first quarter of fiscal 2010 and $6.5 million in the first quarter of fiscal 2009.

     The Company’s 2007 Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $54.1 million as of May 3, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 5. Effective April 15, 2009, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the interest coverage ratio covenant contained therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and its operating plans, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

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

Note 3 — Receivables

     The components of receivables are as follows:

	May 3,	Feb. 1,
	2009	2009
	(In thousands)
Receivables:
Off-premises customers	$10,152	$10,413
Unaffiliated franchisees	11,022	11,573
Current portion of notes receivable	62	100
	21,236	22,086
Less — allowance for doubtful accounts:
Off-premises customers	(230)	(313)
Unaffiliated franchisees	(1,911)	(2,544)
	(2,141)	(2,857)
	$19,095	$19,229
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,483	$1,268
Less — allowance for doubtful accounts	(230)	(249)
	$1,253	$1,019

Note 4 — Inventories The components of inventories are as follows:

	May 3,	Feb. 1,
	2009	2009
	(In thousands)
Raw materials	$5,393	$5,625
Work in progress	53	6
Finished goods	4,528	4,905
Purchased merchandise	4,996	4,936
Manufacturing supplies	110	115
	$15,080	$15,587

Note 5 — Long Term Debt Long-term debt and capital lease obligations consist of the following:

	May 3,	Feb. 1,
	2009	2009
	(In thousands)
2007 Secured Credit Facilities	$54,105	$74,416
Capital lease obligations	375	451
	54,480	74,867
Less: current maturities	(1,077)	(1,413)
	$53,403	$73,454

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

     The 2007 Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the 2007 Revolver. The commitments under the 2007 Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the 2007 Term Loan.

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan is payable either (a) at the greater of LIBOR or 3.25% or (b) at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments).

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

     The 2007 Term Loan currently is payable in quarterly installments of approximately $175,000 and a final installment equal to the remaining principal balance in February 2014. The 2007 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The 2007 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of May 3, 2009, the consolidated leverage ratio was required to be not greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.0 to 1.0. As of May 3, 2009, the Company’s consolidated leverage ratio was approximately 2.9 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.3 to 1.0. The maximum consolidated leverage ratio declines after fiscal 2010 until it reaches 2.0 to 1.0 in fiscal 2013. The minimum consolidated interest coverage ratio increases during the balance of fiscal 2010 to 2.35 to 1.0 at year end, and increases thereafter until it reaches 4.50 to 1.0 in fiscal 2013. “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2007 Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of interest expense (net of interest income), income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling four-quarter period and the sum of non-cash credits. Effective in April 2009, “net interest expense” excludes amounts paid under the interest rate derivative contracts described below. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The 2007 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the 2007 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $16.3 million as of May 3, 2009. The maximum additional borrowing available to the Company as of May 3, 2009 was approximately $8.7 million.

     The 2007 Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitle the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and require the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expire in April 2010. See Notes 11 and 12 for additional information about these derivative contracts.

Note 6 — Commitments and Contingencies

Pending Legal Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings. The Company cannot predict the likelihood of an unfavorable outcome with respect to the these matters, or the amount or range of potential loss with respect to them, and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

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

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with the County’s investigation and has conducted its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, the County notified the Company that it believed the Company’s wastewater discharge from the commissary was the cause of the alleged damage, and demanded payment from the Company of approximately $2.0 million. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County seeks repair and replacement costs as well as approximately $18 million in civil penalties from the Company. The Company disputes that it is the cause of any alleged damage to the sewer system and intends to vigorously defend the lawsuit.

   K2 Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit.

Other Legal Matters

     The Company is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Commitments and Contingencies

     The Company has guaranteed certain loans and leases from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $4.4 million at May 3, 2009, and are summarized in Note 9. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan and lease guarantees totaled $2.7 million as of May 3, 2009 and February 1, 2009, and is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. The Company made payments totaling approximately $650,000 related to these guarantees during fiscal 2009. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at May 3, 2009, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     In addition, accrued liabilities at May 3, 2009 includes approximately $200,000 recorded in fiscal 2009 in connection with the Company’s assignment of operating leases on three stores to two new franchisees who have acquired these stores from the Company. The Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed. The $200,000 accrual represented the estimated fair value of the Company’s contingent obligation.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $16.3 million at May 3, 2009, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company may also purchase futures and options on futures to hedge its exposure to rising gasoline prices. The Company typically assigns the agricultural futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. See Note 12 for additional information about these derivative contracts.

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$162	$158
Total impairment charges	162	158
Lease termination costs:
Provision for (reversal of) termination costs	2,385	(803)
Less — reversal of previously recorded deferred rent
expense	(190)	—
Net provision	2,195	(803)
	$2,357	$(645)

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

     The transactions reflected in the accrual for lease termination costs are as follows:

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Balance at beginning of period	$1,880	$2,837
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease
rentals	2,081	—
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	258	(860)
Accretion of discount	46	57
Total provision	2,385	(803)
Proceeds from assignment of leases	—	748
Payments on unexpired leases, including settlements with lessors	(560)	(515)
Total reductions	(560)	233
Balance at end of period	$3,705	$2,267

Note 8 — Segment Information

     The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, equipment and other items to both Company and franchisee-owned stores. The Domestic Franchise and International Franchise segments consist of the Company’s store franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as direct general and administrative expenses and allocated corporate costs.

     Through fiscal 2009, the Company reported its results of operations of its franchise business as a single business segment. In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the first quarter of fiscal 2009 have been restated to conform to the new disaggregated segment presentation.

     The following table presents the results of operations of the Company’s operating segments for the first quarter of fiscal 2010 and fiscal 2009. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Revenues:
Company Stores	$65,857	$72,182
Domestic Franchise	2,051	2,046
International Franchise	3,878	4,466
KK Supply Chain:
Total revenues	44,858	50,719
Less - intersegment sales elimination	(23,224)	(25,772)
External KK Supply Chain revenues	21,634	24,947
Total revenues	$93,420	$103,641

Operating income:
Company Stores	$2,944	$(294)
Domestic Franchise	1,180	1,120
International Franchise	2,435	3,322
KK Supply Chain	8,139	7,992
Unallocated general and administrative expenses	(6,563)	(7,172)
Impairment charges and lease termination costs	(2,357)	645
Total operating income	$5,778	$5,613

Depreciation and amortization expense:
Company Stores	$1,496	$1,628
Domestic Franchise	21	21
International Franchise	—	—
KK Supply Chain	227	262
Corporate administration	249	325
Total depreciation and amortization expense	$1,993	$2,236

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Franchisees

     As of May 3, 2009, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 3, 2009
	Company	Investment
	Ownership	and	Trade	Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$468	$1,641
Kremeworks Canada, LP	24.5%	—	38	—
Krispy Kreme of South Florida, LLC	35.3%	—	174	2,723
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,276	803	—
		2,176	1,483	$4,364
Less: reserves and allowances		(900)	(230)
		$1,276	$1,253

	February 1, 2009
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$378	$1,754
Kremeworks Canada, LP	24.5%	—	16	—
Krispy Kreme of South Florida, LLC	35.3%	—	38	7,256
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,187	836	—
		2,087	1,268	$9,010
Less: reserves and allowances		(900)	(249)
		$1,187	$1,019

     The aggregate guarantees at May 3, 2009 consist entirely of loan guarantees. As of February 1, 2009, the aggregate loan and lease guarantees consisted of $3.5 million of loan guarantees and $5.5 million of lease guarantees. The loan guarantee amounts were determined based upon the principal amount outstanding under the related loan and the lease guarantee amounts were determined based upon the gross amount of remaining lease payments.

     Current liabilities at May 3, 2009 and February 1, 2009 include accruals for potential payments under loan and lease guarantees of approximately $2.7 million related to Krispy Kreme of South Florida, LLC (“KKSF”). KKSF has incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. In the first quarter of fiscal 2010, KKSF completed a transaction which resulted in the Company’s release from a lease guarantee for which the Company’s potential obligation was approximately $5.5 million, but which increased the Company’s guarantee of KKSF debt obligations by approximately $1.0 million. There is no liability reflected for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     Kremeworks LLC’s (“Kremeworks”) results of operations and operating cash flow have declined and, although Kremeworks has paid all interest, fees and scheduled amortization of principal due under its bank indebtedness, it has failed to comply with certain financial covenants related to such indebtedness, a portion of which matured, by its terms, in January 2009. The aggregate amount of such indebtedness was approximately $8.2 million as of May 3, 2009, of which approximately $1.6 million is guaranteed by the Company. Kremeworks has requested that the lender waive the loan defaults resulting from the covenant violations and refinance the maturing indebtedness. In the event the lender is unwilling to do so and declares the entire indebtedness immediately due and payable, the Company could be required to perform under its guarantee. Kremeworks could have insufficient cash flows from its business to service the indebtedness even if it is refinanced, which might require capital contributions to Kremeworks by the Company and the majority owner of Kremeworks (which has guarantees of the Kremeworks indebtedness approximately proportionate to those of the Company) in order for Kremeworks to comply with the terms of the any new loan agreement.

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V., whose operating results have been adversely affected by economic weakness in that country. The franchisee also has been adversely affected by a significant decline in the value of the country’s currency relative to the U.S. dollar, which has made the cost of goods imported from the U.S. more expensive, and which has increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. If this investment, which has a carrying value of $1.3 million at May 3, 2009, suffers a loss in value that is other than temporary, the Company would be required to reduce the carrying value of the investment to reflect that loss in value, with a corresponding charge to earnings.

Note 10 — Shareholders’ Equity

   Share-Based Compensation for Employees

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, under which the fair value of SBP awards with respect to which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three months ended May 3, 2009 and May 4, 2008 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during either period.

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Costs charged to earnings related to:
Stock options	$232	$689
Restricted stock and restricted stock units	884	534
Total costs	$1,116	$1,223

Costs included in:
Direct operating expenses	$345	$514
General and administrative expenses	771	709
Total costs	$1,116	$1,223

     During the quarters ended May 3, 2009 and May 4, 2008, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $16,000 and $20,000, respectively, for the first quarters ended May 3, 2009 and May 4, 2008, respectively, and has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

Note 11 — Fair Value Measurements

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities, and in the first quarter of fiscal 2010 adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. FAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 is intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

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

     The Company has no material financial assets or liabilities measured at fair value on a recurring basis except for interest rate derivative liabilities described in Note 12. Such liabilities had a fair value of approximately $2.0 million at May 3, 2009. The fair value of these over-the-counter derivatives was determined using a discounted cash flow model based on the terms of the contracts. The most significant input to this model is implied forward LIBOR rates. These are classified within level 2 of the valuation hierarchy.

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 3, 2009.

	May 3, 2009
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$374	$—	$—
Liabilities:
Interest rate derivatives	$—	$2,039	$—

     During the quarter ended May 3, 2009, the Company recorded provisions for closed stores based upon the estimated fair value of the liabilities under unexpired leases as described in Note 7. The fair value of these liabilities were computed as the excess of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the term of the leases. These inputs are classified as Level 2 within the valuation hierarchy.

     The following table presents the fair value of liabilities measured on a nonrecurring basis during the three months ended May 3, 2009.

	Three Months Ended May 3, 2009
	Level 1	Level 2	Level 3	Total Costs
	(In thousands)
Lease termination costs	$—	$2,081	$—	$1,891

     The excess of the lease termination liability of $2.1 million over previously recorded deferred rent expense related to the leases of $190,000 has been recorded as a charge to lease termination costs during the three months ended May 3, 2009.

Note 12 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties. The Company did not have any significant exposure to any individual counterparty at May 3, 2009.

     Additional disclosure about the fair value of derivative instruments is included in Note 11.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At May 3, 2009, the Company had commodity derivatives with an aggregate contract volume of 294,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     Interest rate swaps are entered into to manage interest rate risk associated with the Company’s borrowings. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in these short-term interest rates and increases in those rates adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitle the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and require the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expire in April 2010. Settlements under these derivative contracts are reported as cash flow from operating activities in the consolidated statement of cash flows.

     These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of amendments to the Company’s 2007 Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affects earnings, or earlier upon a determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $400,000 and $60,000 for the three months ended May 3, 2009 and May 4, 2008, respectively. Accumulated other comprehensive income as of May 3, 2009 includes a remaining unamortized accumulated loss related to these derivatives of $545,000 (net of income taxes of $356,000).

     The counterparties to the interest rate derivatives are also lenders under the 2007 Secured Credit Facilities. Consistent with the terms of the 2007 Secured Credit Facilities, derivative instruments with a counterparty that is also a lender under the 2007 Secured Credit Facilities are secured by the collateral that secures the Company’s obligations under the 2007 Secured Credit Facilities, as described in Note 5.

     The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of May 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Not Designated as Hedging Instruments under FAS 133
Interest rate contracts	Other current assets	$—	Accrued liabilities	$2,039
Commodity contracts	Other current assets	35	Accrued liabilities	—
Total derivatives not designated as
hedging instruments under FAS 133		$35		$2,039

     The effect of derivative instruments on the consolidated statement of operations for the three months ended May 3, 2009, was as follows:

Derivatives Not Designated as Hedging Instruments under FAS 133	Location of Derivative Gain or (Loss) Recognized in Income	Amount of Derivative Gain or (Loss) Recognized in Income
		(In thousands)
Interest rate contracts	Interest expense	$(187)
Commodity contracts	Direct operating expenses	(74)
Total		$(261)

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

     As of May 3, 2009, there were 536 Krispy Kreme stores operated systemwide in the United States, Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. The ownership and location of those stores is as follows:

	Domestic	International	Total
Number of stores at May 3, 2009:
Company	91	—	91
Franchise	130	315	445
Total	221	315	536

     Of the 536 total stores, 277 were factory stores and 259 were satellite stores.

     Factory stores (stores which contain a doughnut-making production line) often support multiple sales channels to more fully utilize production capacity and reach various consumer segments. These sales channels are comprised of on-premises sales (sales to customers visiting factory and satellite stores) and off-premises sales (sales to convenience stores, grocery stores/mass merchants and other food service and institutional accounts). Satellite stores, all of which serve only the on-premises distribution channel and which are supplied with doughnuts from a nearby factory store, consist primarily of the hot shop, fresh shop and kiosk formats. Hot shops contain doughnut heating equipment that allows customers to have a hot doughnut experience throughout the day. Fresh shops and free-standing kiosks do not contain doughnut heating equipment.

     The Company generates revenues from four distinct sources: sales to on-premises and off-premises customers through stores operated by the Company, referred to as Company Stores; franchise fees and royalties from domestic franchise stores, referred to as Domestic Franchise; franchise fees and royalties from international franchise stores, referred to as International Franchise; and a vertically integrated supply chain, referred to as KK Supply Chain.

     In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the first quarter of fiscal 2009 have been restated to conform to the new disaggregated segment presentation.

     Franchisees opened 24 stores and closed nine stores in the first quarter of fiscal 2010. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the first quarter of fiscal 2010 and 2009 expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 3,	May 4,
	2009	2008
Revenues	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	82.4	86.3
General and administrative expenses	6.8	6.6
Depreciation and amortization expense	2.1	2.2
Impairment charges and lease termination costs	2.5	(0.6)
Other operating (income) and expense, net	—	0.1
Operating income	6.2%	5.4%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended May 3, 2009:
FEBRUARY 1, 2009	83	104	94	281
Opened	1	—	3	4
Closed	(4)	(2)	(2)	(8)
Converted to satellite stores	—	—	—	—
MAY 3, 2009	80	102	95	277

Three months ended May 4, 2008:
FEBRUARY 3, 2008	97	118	80	295
Opened	—	—	4	4
Closed	—	(5)	(1)	(6)
Converted to satellite stores	(4)	—	—	(4)
MAY 4, 2008	93	113	83	289

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended May 3, 2009:
FEBRUARY 1, 2009	10	28	204	242
Opened	1	1	20	22
Closed	—	(1)	(4)	(5)
Converted from factory stores	—	—	—	—
MAY 3, 2009	11	28	220	259

Three months ended May 4, 2008:
FEBRUARY 3, 2008	8	27	119	154
Opened	—	—	24	24
Closed	—	(1)	—	(1)
Converted from factory stores	4	—	—	4
MAY 4, 2008	12	26	143	181

     Data on the aggregate number of factory and satellite stores as of May 3, 2009 appear in the table below.

	NUMBER OF STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
FACTORY STORES:
Domestic	80	102	—	182
International	—	—	95	95
Total factory stores	80	102	95	277

SATELLITE STORES:
Hot shops	11	13	24	48
Fresh shops	—	15	146	161
Kiosks	—	—	50	50
Total satellite stores	11	28	220	259

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

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). In addition, the table presents fiscal 2010 systemwide average weekly sales per store on a pro forma basis assuming the average rate of exchange between the U.S. dollar and each of the foreign currencies in which the Company’s international franchisees conducts business had been the same in the first quarter of fiscal 2010 as in the first quarter of fiscal 2009. Store operating weeks represent, on a Company and systemwide basis, the aggregate number of weeks in a period that both factory and satellite stores were in operation.

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$54.3	$53.7
Systemwide	$28.3	$35.3
Systemwide, exclusive of the effects of changes in
foreign currency rates	$30.1	$35.3
Store operating weeks:
Company	1,209	1,339
Systemwide	6,543	5,699
____________________

(1)	Excludes sales between Company and franchise stores.

THREE MONTHS ENDED MAY 3, 2009 COMPARED TO THREE MONTHS ENDED MAY 4, 2008

   Overview

     Systemwide sales for the first quarter of fiscal 2010 decreased approximately 8.0% compared to the first quarter of fiscal 2009. Exclusive of the effects of changes in foreign currency exchange rates, systemwide sales decreased 2.3%. The systemwide sales decrease reflects a 7.6% decrease in franchise store sales and an 8.8% decrease in Company Stores sales. Adjusted to exclude the effects of changes in foreign currency exchange rates, franchise sales rose 1.3%. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, have to date been operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     Total revenues decreased 9.9% to $93.4 million for the three months ended May 3, 2009 from $103.6 million for the three months ended May 4, 2008. The decrease was comprised of an 8.8% decrease in Company Stores revenues to $65.9 million, a 0.2% increase in Domestic Franchise revenues to $2.1 million, a 13.2% decrease in International Franchise revenues to $3.9 million, and a 13.3% decrease in KK Supply Chain revenues to $21.6 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$65,857	$72,182
Domestic Franchise	2,051	2,046
International Franchise	3,878	4,466
KK Supply Chain:
Total revenues	44,858	50,719
Less - intersegment sales elimination	(23,224)	(25,772)
External KK Supply Chain revenues	21,634	24,947
Total revenues	$93,420	$103,641

PERCENTAGE OF TOTAL REVENUES:
Company Stores	70.5%	69.6%
Domestic Franchise	2.2	2.0
International Franchise	4.2	4.3
KK Supply Chain	23.2	24.1
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 8.8% to $65.9 million in the first quarter of fiscal 2010 from $72.2 million in the first quarter of fiscal 2009. The decrease reflects a 9.7% decline in store operating weeks, partially offset by a 1.1% increase in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 13 Company factory stores and three Company satellite stores since the beginning of the first quarter of fiscal 2009. The Company continuously reviews the performance of its stores and may decide to refranchise or close additional locations.

     On-premises sales (which include fundraising sales) comprised approximately 49% and 46% of total Company Stores revenues in the first quarter of fiscal 2010 and 2009, respectively, with the balance comprised of off-premises sales.

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

	Three Months Ended
	May 3,	May 4,
	2009	2008
ON-PREMISES:
Change in same store sales	2.1%	1.2%
OFF-PREMISES:
Change in average weekly number of doors	(9.4)%	(6.7)%
Change in average weekly sales per door	(1.2)%	(8.6)%

     On-premises same stores sales increased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, generally reflecting an increase in the customer traffic partially offset by a lower average guest check. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The average weekly sales per door rose in the grocery/mass merchant channel and fell in the convenience store channel. The Company is designing and implementing strategies to increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Revenues. Domestic Franchise revenues consist principally of royalties payable to the Company by domestic franchisees based upon the domestic franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by domestic franchisees. The components of Domestic Franchise revenues are as follows:

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Royalties	$1,997	$1,977
Development and franchise fees	—	2
Other	54	67
Total Domestic Franchise revenues	$2,051	$2,046

     Domestic royalty revenues were flat at $2.0 million in the first quarter of fiscal 2010 and in the first quarter of fiscal 2009. Sales by domestic franchise stores, as reported by the domestic franchisees, were approximately $58 million in the first quarter of fiscal 2010 and $64 million in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, the Company did not recognize as revenue approximately $160,000 of domestic uncollected royalties which accrued during the first quarter of 2009 because the Company did not believe collection of these royalties was reasonably assured.

     Domestic franchisees opened one store and closed three stores in the first quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     International Franchise Revenues. International Franchise revenues consist principally of royalties payable to the Company by international franchisees based upon the international franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by international franchisees. The components of International Franchise revenues are as follows:

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Royalties	$3,470	$3,762
Development and franchise fees	408	645
Other	—	59
Total International Franchise revenues	$3,878	$4,466

     International royalty revenues fell to $3.5 million in the first quarter of fiscal 2010 from $3.8 million in the first quarter of fiscal 2009. Sales by international franchise stores, as reported by the franchisees, were approximately $62 million in the first quarter of fiscal 2010 and $65 million in the first quarter of fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $12 million in the first quarter of fiscal 2010 compared to the first quarter of last year, and a generally stronger U.S. dollar adversely affected international royalty revenues by approximately $700,000 compared to the first quarter of fiscal 2009.

     International development and franchise fees decreased $237,000 in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to fewer store openings by international franchisees in the first quarter of fiscal 2010 compared to the first quarter of last year.

     International franchisees opened 23 stores and closed six stores in the first quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues before intersegment sales elimination decreased 11.6% to $44.9 million in the first quarter of fiscal 2010 from $50.7 million in the first quarter of fiscal 2009. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and Domestic Franchise stores. The decline in KK Supply Chain revenues also reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2010 in order to pass along to Company and franchise stores reductions in the Company’s cost of flour and shortening. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain.

     Franchisees opened 24 stores and closed nine stores in the first quarter of fiscal 2010. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 82.4% of revenues in the first quarter of fiscal 2010 compared to 86.3% of revenues in the first quarter of fiscal 2009. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$61,421	$70,792
Domestic Franchise	850	905
International Franchise	1,443	1,144
KK Supply Chain:
Total direct operating expenses	36,293	42,570
Less - intersegment eliminations	(23,039)	(25,932)
KK Supply Chain direct operating expenses, less intersegment eliminations	13,254	16,638
Total direct operating expenses	$76,968	$89,479

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	93.3%	98.1%
Domestic Franchise	41.4%	44.2%
International Franchise	37.2%	25.6%
KK Supply Chain (before intersegment eliminations)	80.9%	83.9%
Total direct operating expenses	82.4%	86.3%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 93.3% in the first quarter of fiscal 2010 from 98.1% in the first quarter of fiscal 2009. The decrease reflects lower costs of doughnut mix and certain other ingredients resulting from price decreases instituted by KK Supply Chain in the first quarter of fiscal 2010. In addition, decreased delivery costs resulting from lower gasoline prices favorably affected costs in the first quarter of fiscal 2010 compared to the first quarter of last year.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of improved food and labor cost management tools. In addition, the Company is implementing programs designed to improve the profitability of sales into the off-premises distribution channel, where declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales. Those strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Direct Operating Expenses. Domestic Franchise direct operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and allocated corporate costs.

     International Franchise Direct Operating Expenses. International Franchise direct operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs. International Franchise direct operating expenses rose in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to increased resources devoted to the development and support of franchisees outside the United States.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 80.9% in the first quarter of fiscal 2010 from 83.9% in the first quarter of fiscal 2009. While the Company reduced the selling prices of doughnut mixes in the first quarter of fiscal 2010 to reflect lower raw materials costs, profit margins on mixes widened. The improvement also reflects, among other things, the effects of cost reduction efforts.

     In addition, KK Supply Chain direct operating expenses include a net credit of approximately $275,000 to the bad debt provision in the first quarter of fiscal 2010 compared to a net credit of approximately $625,000 in the first quarter of fiscal 2009. The net credits reflect net decreases in credit exposures with respect to certain franchisees and, in the first quarter of fiscal 2009, a recovery of receivables previously written off. As of May 3, 2009, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $2.1 million

   General and Administrative Expenses

     General and administrative expenses were $6.3 million, or 6.8% of total revenues, in the first quarter of fiscal 2010 compared to $6.8 million, or 6.6% of total revenues, in the first quarter of fiscal 2009. General and administrative expenses decreased in fiscal 2010 compared to fiscal 2009 primarily as a result of a charge of $595,000 recorded in the first quarter of last year to reflect changes in the Company’s vacation pay policy.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $2.0 million, or 2.1% of total revenues, in the first quarter of fiscal 2010 from $2.2 million, or 2.2% of total revenues, in the first quarter of fiscal 2009. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $2.4 million in the first quarter of fiscal 2010 compared to a net credit recorded to impairment charges and lease termination costs of $645,000 in the first quarter of fiscal 2009.

     Lease termination costs represent the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals, and are recorded when the lease contract is terminated or, if earlier, the date on which the Company ceases use of the leased property. In the first quarter of fiscal 2010, the Company recorded lease termination charges related to stores closed during the quarter of approximately $2.1 million. Changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in an aggregate $1.2 million credit to the provision for lease termination costs in the first quarter of fiscal 2009 which, after reduction by approximately $400,000 of charges related to other leases, resulted in a net credit in lease termination costs of approximately $800,000 in the first quarter; impairment charges of approximately $155,000 partially offset the lease termination cost net credit.

     The Company is developing plans to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of the refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Expense

     Interest expense increased to $3.8 million in the first quarter of fiscal 2010 from $2.1 million in the first quarter of fiscal 2009. Interest expense increased in the first quarter of fiscal 2010 compared to fiscal 2009 primarily due to higher lender margin and fees resulting from amendments to the Company’s 2007 Secured Credit Facilities in April 2008. Interest accruing on outstanding indebtedness was partially offset in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 because of the reduction in outstanding debt since the first quarter of fiscal 2009.

     In the first quarter of fiscal 2010, the Company charged to interest expense approximately $925,000 of fees and expenses associated with the amendments to the Company’s secured credit facilities as described in Note 5 to the consolidated financial statements appearing elsewhere herein, and expensed approximately $100,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $30 million to $25 million. In the first quarter of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the April 2008 amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

     Interest expense for the first quarter of fiscal 2010 reflects a charge of approximately $190,000 compared to a credit of approximately $600,000 for the first quarter of fiscal 2009 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the period in which the forecasted transaction (interest expense on long-term debt) affect earnings, or earlier upon determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $400,000 and $60,000 for the three months ended May 3, 2009 and May 4, 2008, respectively.

     The April 2009 amendments to the Company’s credit facilities increased the Company’s interest rate on its outstanding borrowings and letters of credit by 200 basis points annually.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded income in equity method franchisees of $101,000 in the first quarter of fiscal 2010 compared to a loss of $268,000 in the first quarter of fiscal 2009. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first quarter of fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in a franchisee.

   Provision for Income Taxes

     The provision for income taxes was $208,000 in the first quarter of fiscal 2010 compared to $298,000 in the first quarter of fiscal 2009. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

   Net Income

     The Company reported net income of $1.9 million for the three months ended May 3, 2009 and $4.0 million for the three months ended May 4, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2010 and 2009.

	Three Months Ended
	May 3,	May 4,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$9,351	$6,505
Net cash used for investing activities	(2,348)	(589)
Net cash used for financing activities	(21,357)	(1,452)
Effect of exchange rate changes on cash	—	(12)
Net increase (decrease) in cash and cash equivalents	$(14,354)	$4,452

Cash Flows from Operating Activities

     Net cash provided by operating activities was $9.4 million and $6.5 million in the first quarter of fiscal 2010 and 2009, respectively. The improvement in fiscal 2010 resulted from improved operating results and an increase in the first quarter of fiscal 2010 in accrued liabilities and other long-term obligations resulting, in part, from lease termination provisions recorded in the quarter which are not currently payable.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $2.3 million in the first quarter of fiscal 2010 and $589,000 in the first quarter of fiscal 2009. Cash used for capital expenditures increased to approximately $2.4 million in the first quarter of fiscal 2010 from $700,000 in first quarter of fiscal 2009. The increase in capital expenditures reflects the construction of two new stores and increased store refurbishment efforts in the first quarter of fiscal 2010. The Company currently plans to open a modest number of new Company-operated small retail concept stores in fiscal 2010 and, accordingly, the Company expects that capital expenditures in fiscal 2010 will be approximately twice the $4.7 million expended in fiscal 2009.

Cash Flows from Financing Activities

     Net cash used by financing activities was $21.4 million in the first quarter of fiscal 2010, compared to net cash used for financing activities of $1.5 million in the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company repaid approximately $20.4 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $400,000 of scheduled amortization and a prepayment of approximately $20 million in connection with amending its credit facilities in April 2009 as described in Note 5 to the consolidated financial statements appearing elsewhere herein. Additionally, the Company paid approximately $1.9 million and $695,000 in fees to its lenders in the first quarter of fiscal 2010 and 2009, respectively, to amend its credit facilities. Of such aggregate amounts, $954,000 and $434,000 was capitalized as deferred financing costs in the first quarter of fiscal 2010 and fiscal 2009, respectively, and the balance of approximately $925,000 and $260,000 was charged to interest expense in the first quarter of fiscal 2010 and fiscal 2009, respectively.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which had a positive effect on the Company’s results of operations in the first quarter of fiscal 2010, and which the Company believes will positively affect results for the remainder of fiscal 2010. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $9.4 million in the first quarter of fiscal 2010 and $6.5 million in the first quarter of fiscal 2009.

     The Company’s 2007 Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $54.1 million as of May 3, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The 2007 Secured Credit Facilities contain significant financial covenants as described in Note 5 to the consolidated financial statements appearing elsewhere herein. Effective April 15, 2009, the Company executed amendments to the 2007 Secured Credit Facilities which, among other things, relaxed the interest coverage ratio covenant contained therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and its operating plans, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

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

Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of FAS 161 did not have any effect on the Company’s financial position or results of operations, other than the additional disclosures. See Note 12 to the consolidated financial statements appearing elsewhere herein for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities, and in the first quarter of fiscal 2010 the Company adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and nonfinancial liabilities. Adoption of FAS 157 did not have any material effect on the Company’s financial position or results of operations. See Note 11 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt is affected by changes in these short-term interest rates and increases in those rates adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitle the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and require the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expire in April 2010.

     As of May 3, 2009, the Company had approximately $54.5 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $600,000. The hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while resulting in no increase in interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 and 12, respectively, to the consolidated financial statements appearing elsewhere herein.

     The substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. The Company’s investment in its franchisee operating in Mexico exposes the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in U.S. dollars, changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s royalty revenues. Recently, the U.S. dollar has strengthened relative to many other currencies; strengthening of the U.S. dollar relative to the currencies of international franchisees adversely affects International Franchise revenue. Because royalty revenues are derived from a relatively large number of foreign countries, and royalty revenues are not highly concentrated in a small number of countries, the Company believes that the relatively small size of any currency hedging activities would adversely affect the economics of hedging strategies and, accordingly, the Company historically has not attempted to hedge these exchange rate risks.

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

     In the first quarter of fiscal 2010, the Company began using futures and options on futures to hedge its exposure to rising gasoline prices.

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of May 3, 2009, all of which mature in fiscal 2010, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
		(Dollars in thousands, except average prices)
Futures contracts:
Gasoline	210,000 gal.	$1.31/gal.	$274	$28
Options contracts:
Call options on gasoline
futures	84,000 gal.	$1.54/gal.	$129	7
				$35

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity and fuel price fluctuations, such contracts do not fully mitigate price risk. In addition, the portion of the Company’s anticipated future commodity and fuel requirements that is subject to such contracts varies from time to time. Prices for wheat and soybean oil have been volatile in the past two years and have traded at record high prices during this period, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of May 3, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 3, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended May 3, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Legal Matters

     Except as disclosed below, the Company is currently not a party to any material legal proceedings. The Company cannot predict the likelihood of an unfavorable outcome with respect to these matters, or the amount or range of potential loss with respect to them, and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

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

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with the County's investigation and has conducted its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, the County notified the Company that it believed the Company's wastewater discharge from the commissary was the cause of the alleged damage, and demanded payment from the Company of approximately $2.0 million. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County seeks repair and replacement costs as well as approximately $18 million in civil penalties from the Company. The Company disputes that it is the cause of any alleged damage to the sewer system and intends to vigorously defend the lawsuit.

   K2 Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit.

Other Legal Matters

     We are engaged in various legal proceedings arising in the normal course of business. We maintain customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2009 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787), filed on August 7, 2002)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Amendment No. 4, dated as of April 15, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: June 12, 2009	By:	/s/ James H. Morgan
	Name:	James H. Morgan
	Title:	Chief Executive Officer

Date: June 12, 2009	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer