Form 10-Q
period 2009-08-02
KRISPY KREME DOUGHNUTS INC
filed 2009-09-03
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2009
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

     Number of shares of Common Stock, no par value, outstanding as of August 30, 2009: 67,467,400.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008 mean the fiscal years ended, February 3, 2013, January 29, 2012, January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events and expectations, including our business strategy and trends in or expectations regarding the Company’s plans, objectives, estimates and goals. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

     We caution you that any forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from the facts, results, performance or achievements we have anticipated in such forward-looking statements except as required by the federal securities laws.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Aug. 2,	Feb. 1,
	2009	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,620	$35,538
Receivables	17,582	19,229
Accounts and notes receivable — equity method franchisees	594	1,019
Inventories	15,413	15,587
Deferred income taxes	106	106
Other current assets	7,676	4,327
Total current assets	60,991	75,806
Property and equipment	81,767	85,075
Investments in equity method franchisees	700	1,187
Goodwill	23,856	23,856
Other assets	8,123	9,002
Total assets	$175,437	$194,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,009	$1,413
Accounts payable	5,215	8,981
Accrued liabilities	31,677	29,222
Total current liabilities	37,901	39,616
Long-term debt, less current maturities	53,227	73,454
Deferred income taxes	106	106
Other long-term obligations	22,259	23,995

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	363,847	361,801
Accumulated other comprehensive loss	(481)	(913)
Accumulated deficit	(301,422)	(303,133)
Total shareholders’ equity	61,944	57,755
Total liabilities and shareholders’ equity	$175,437	$194,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues	$82,730	$94,237	$176,150	$197,878
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	71,258	88,304	148,226	177,783
General and administrative expenses	4,817	4,717	11,131	11,564
Depreciation and amortization expense	1,999	2,266	3,992	4,502
Impairment charges and lease termination costs	1,456	(348)	3,813	(993)
Other operating (income) and expense, net	257	302	267	413
Operating income (loss)	2,943	(1,004)	8,721	4,609
Interest income	14	96	28	222
Interest expense	(2,312)	(2,300)	(6,129)	(4,363)
Equity in losses of equity method franchisees	(214)	(82)	(113)	(350)
Other non-operating income and (expense), net	(500)	68	(500)	992
Income (loss) before income taxes	(69)	(3,222)	2,007	1,110
Provision for income taxes (benefit)	88	(1,315)	296	(1,017)
Net income (loss)	$(157)	$(1,907)	$1,711	$2,127

Income (loss) per common share:
Basic	$—	$(.03)	$.03	$.03
Diluted	$—	$(.03)	$.03	$.03

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,711	$2,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,992	4,502
Deferred income taxes	(283)	(173)
Impairment charges	1,220	(148)
Accrued rent expense	(468)	(345)
Loss on disposal of property and equipment	366	192
Gain on disposal of interest in equity method franchisee	—	(931)
Impairment of investment in equity method franchisee	500	—
Unrealized (gain) loss on interest rate derivatives	419	(644)
Share-based compensation	2,070	2,674
Provision for doubtful accounts	(91)	189
Amortization of deferred financing costs	430	571
Equity in losses of equity method franchisees	113	350
Other	1	276
Change in assets and liabilities:
Receivables	2,142	2,715
Inventories	174	(1,921)
Other current and non-current assets	(351)	(870)
Accounts payable and accrued liabilities	(1,414)	1,476
Other long-term obligations	(462)	(555)
Net cash provided by operating activities	10,069	9,485
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,377)	(1,450)
Proceeds from disposals of property and equipment	32	210
Other investing activities	(26)	6
Net cash used for investing activities	(4,371)	(1,234)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(20,638)	(1,359)
Deferred financing costs	(954)	(434)
Proceeds from exercise of stock options	—	2,057
Repurchase of common shares (Note 10)	(24)	(27)
Net cash provided by (used for) financing activities	(21,616)	237
Effect of exchange rate changes on cash	—	(8)
Net increase (decrease) in cash and cash equivalents	(15,918)	8,480
Cash and cash equivalents at beginning of period	35,538	24,735
Cash and cash equivalents at end of period	$19,620	$33,215

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT FEBRUARY 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income:
Net income for the six months ended August 2,
2009				1,711	1,711
Foreign currency translation adjustment, net of
income taxes of $20			29		29
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $263			403		403
Total comprehensive income					2,143
Cancelation of restricted shares	(33)	—			—
Share-based compensation (Note 10)	—	2,070			2,070
Repurchase of common shares (Note 10)	(12)	(24)			(24)
BALANCE AT AUGUST 2, 2009	67,467	$363,847	$(481)	$(301,422)	$61,944

BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income:
Net income for the six months ended August 3,
2008				2,127	2,127
Foreign currency translation adjustment, net of
income taxes of $59			90		90
Unrealized loss on cash flow hedge, net of
income taxes of $19			(29)		(29)
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $133			203		203
Total comprehensive income					2,391
Exercise of stock options	1,582	2,057			2,057
Share-based compensation (Note 10)	324	2,674			2,674
Repurchase of common shares (Note 10)	(9)	(27)			(27)
BALANCE AT AUGUST 3, 2008	67,267	$360,319	$345	$(296,945)	$63,719

Total comprehensive income for the three months ended August 2, 2009 was $72,000 and total comprehensive loss for the three months ended August 3, 2008 was $1.7 million.

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

     NATURE OF BUSINESS. Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complementary items to on-premises and off-premises customers through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties from franchisees. Additionally, the Company sells doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees.

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation.

     Investments in entities over which the Company has the ability to exercise significant influence but which the Company does not control, and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method. These entities typically are 20% to 35% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(In thousands)
Numerator: net income (loss)	$(157)	$(1,907)	$1,711	$2,127
Denominator:
Basic earnings per share - weighted average shares outstanding	67,350	65,266	67,225	64,984
Effect of dilutive securities:
Stock options	—	—	159	1,340
Restricted stock and restricted stock units	—	—	446	201
Diluted earnings per share - weighted average shares outstanding
plus dilutive potential common shares	67,350	65,266	67,830	66,525

     Stock options and warrants with respect to 11.1 million and 11.2 million shares and 1.4 million and 1.3 million unvested shares of restricted stock and restricted stock units have been excluded from the computation of the number of shares used in the computation of diluted earnings per share for the three months ended August 2, 2009 and August 3, 2008, respectively, because the Company incurred a net loss for each of these periods and their inclusion would be antidilutive.

     Stock options and warrants with respect to 10.3 million and 9.4 million shares and 605,000 and 852,000 unvested shares of restricted stock and restricted stock units have been excluded from the computation of the number of shares used in the computation of diluted earnings per share for the six months ended August 2, 2009 and August 3, 2008, respectively, because their inclusion would be antidilutive.

Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted FAS 161 as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of FAS 161 did not have any effect on the Company’s financial position or results of operations. See Note 12 for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of FAS 157 did not have any material effect on the Company’s financial position or results of operations. See Note 11 for additional information regarding fair value measurements.

     In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FAS 165 prospectively during the quarter ended August 2, 2009. The Company performed an evaluation of events through September 3, 2009, the date which the financial statements were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended August 2, 2009.

     In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires ongoing assessments to determine whether an entity is a variable interest entity and requires qualitative analysis to determine whether an enterprise’s variable interests give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the Company in fiscal 2011. The Company currently is evaluating the effect, if any, of adoption of FAS 167 on its financial position, results of operations and disclosures.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which has had a positive effect on the Company’s results of operations in fiscal 2010, and which the Company believes will positively affect results for the remainder of the fiscal year. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $10.1 million in the first six months of fiscal 2010 and $9.5 million in the first six months of fiscal 2009.

     The Company’s Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $53.9 million as of August 2, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The Secured Credit Facilities contain significant financial covenants as described in Note 5. Effective April 15, 2009, the Company executed amendments to the Secured Credit Facilities which, among other things, relaxed the interest coverage ratio covenant contained therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and its operating plans, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     Failure to comply with the financial covenants contained in the Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. The Company would attempt to negotiate waivers of any such default, should one occur. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. Acceleration of the maturity of indebtedness under the Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

Note 3 — Receivables

     The components of receivables are as follows:

	Aug. 2,	Feb. 1,
	2009	2009
	(In thousands)
Receivables:
Off-premises customers	$9,638	$10,413
Unaffiliated franchisees	9,389	11,573
Current portion of notes receivable	62	100
	19,089	22,086
Less — allowance for doubtful accounts:
Off-premises customers	(317)	(313)
Unaffiliated franchisees	(1,190)	(2,544)
	(1,507)	(2,857)
	$17,582	$19,229
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,352	$1,268
Less — allowance for doubtful accounts	(758)	(249)
	$594	$1,019

Note 4 — Inventories

     The components of inventories are as follows:

	Aug. 2,	Feb. 1,
	2009	2009
	(In thousands)
Raw materials	$5,471	$5,625
Work in progress	24	6
Finished goods	4,747	4,905
Purchased merchandise	5,041	4,936
Manufacturing supplies	130	115
	$15,413	$15,587

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	Aug. 2,	Feb. 1,
	2009	2009
	(In thousands)
Secured Credit Facilities	$53,929	$74,416
Capital lease obligations	307	451
	54,236	74,867
Less: current maturities	(1,009)	(1,413)
	$53,227	$73,454

     In February 2007, the Company closed secured credit facilities totaling $160 million (as amended, the “Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “Revolver”) and a $110 million term loan maturing in February 2014 (the “Term Loan”). The Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries.

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the Term Loan.

     Interest on borrowings under the Revolver and Term Loan is payable either (a) at the greater of LIBOR or 3.25% or (b) at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments).

     The Company is required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also is a fee on the unused portion of the Revolver lending commitment, which increased from 0.75% to 1.00% in connection with the April 2009 Amendments.

     Borrowings under the Revolver (and issuances of letters of credit) are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.

     The Term Loan currently is payable in quarterly installments of approximately $175,000 and a final installment equal to the remaining principal balance in February 2014. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of August 2, 2009, the consolidated leverage ratio was required to be not greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.0 to 1.0. As of August 2, 2009, the Company’s consolidated leverage ratio was approximately 2.5 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 3.7 to 1.0. The maximum consolidated leverage ratio declines after fiscal 2010 and the minimum consolidated interest coverage ratio increases during the balance of fiscal 2010 and thereafter, as set forth in the following tables:

Maximum
Period	Leverage Ratio
Fiscal 2010	4.00 to 1.00
First Quarter of Fiscal 2011	3.75 to 1.00
Second Quarter of Fiscal 2011	3.50 to 1.00
Third Quarter of Fiscal 2011	3.25 to 1.00
Fourth Quarter of Fiscal 2011	3.00 to 1.00
Fiscal 2012	2.50 to 1.00
Fiscal 2013 and thereafter	2.00 to 1.00

Minimum Interest
Period	Coverage Ratio
Second Quarter of Fiscal 2010	2.00 to 1.00
Third Quarter of Fiscal 2010	2.20 to 1.00
Fourth Quarter of Fiscal 2010	2.35 to 1.00
First Quarter of Fiscal 2011	2.75 to 1.00
Second Quarter of Fiscal 2011	2.75 to 1.00
Third Quarter of Fiscal 2011	2.95 to 1.00
Fourth Quarter of Fiscal 2011	3.15 to 1.00
Fiscal 2012	3.75 to 1.00
Fiscal 2013 and thereafter	4.50 to 1.00

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of interest expense (net of interest income), income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling four-quarter period and the sum of non-cash credits. Effective in April 2009, “net interest expense” excludes amounts paid under the interest rate derivative contracts described below. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $15.0 million as of August 2, 2009, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The maximum additional borrowing available to the Company as of August 2, 2009 was approximately $10 million.

     The Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

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

Note 6 — Commitments and Contingencies

Pending Legal Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings. Except as described below with respect to the TAG litigation, the Company cannot predict the likelihood of an unfavorable outcome with respect to the these matters, or the amount or range of potential loss with respect to them and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million in actual damages as well as punitive and treble damages. The Court has stayed this matter because the parties are engaged in settlement negotiations. During the three months ended August 2, 2009, the Company accrued a liability of approximately $150,000 for potential settlement of this matter.

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with the County's investigation and has conducted its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, the County notified the Company that it believed the Company's wastewater discharge from the commissary was the cause of the alleged damage, and demanded payment from the Company of approximately $2.0 million. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County seeks repair and replacement costs as well as approximately $18 million in civil penalties from the Company. The Company disputes that it is the cause of any alleged damage to the sewer system and intends to vigorously defend the lawsuit. On August 28, 2009, the Company filed counterclaims against the County under the citizen’s suit provisions of the Clean Water Act and state law, alleging that the County failed to properly design, construct, operate and maintain the sewer system. The Company seeks an injunction compelling the County to repair and reconnect the Company’s commissary to the sewer system, civil penalties, damages and attorneys’ fees. The Company also joined Prince William County, Virginia in its Clean Water Act claims because the sewer system flows into a treatment works operated by Prince William County.

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

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $4.3 million at August 2, 2009, and are summarized in Note 9. These guarantees require payment by the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $2.7 million as of August 2, 2009 and February 1, 2009, and is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. The Company made payments totaling approximately $650,000 related to guarantees of franchisee obligations during fiscal 2009. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at August 2, 2009, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

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

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$1,058	$(306)	$1,220	$(148)
Total impairment charges	1,058	(306)	1,220	(148)
Lease termination costs:
Provision for termination costs	948	560	3,333	(243)
Less — reversal of previously recorded deferred rent
expense	(550)	(602)	(740)	(602)
Net provision	398	(42)	2,593	(845)
	$1,456	$(348)	$3,813	$(993)

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the three and six months ended August 2, 2009, the Company recorded impairment charges related to long-lived assets to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of deferred rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases.

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
		(In thousands)
Balance at beginning of period	$3,705	$2,267	$1,880	$2,837
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	134	203	2,215	203
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	765	302	1,023	(558)
Accretion of discount	49	55	95	112
Total provision	948	560	3,333	(243)
Proceeds from assignment of leases	—	—	—	748
Payments on unexpired leases, including settlements with
lessors	(2,225)	(446)	(2,785)	(961)
Total reductions	(2,225)	(446)	(2,785)	(213)
Balance at end of period	$2,428	$2,381	$2,428	$2,381

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

     Through fiscal 2009, the Company reported its results of operations of its franchise business as a single business segment. In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the three and six months ended August 3, 2008 have been restated to conform to the new disaggregated segment presentation.

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended August 2, 2009 and August 3, 2008. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Company Stores	$59,853	$65,071	$125,710	$137,253
Domestic Franchise	1,802	2,249	3,853	4,295
International Franchise	3,806	4,378	7,684	8,844
KK Supply Chain:
Total revenues	37,754	46,258	82,612	96,977
Less - intersegment sales eliminations	(20,485)	(23,719)	(43,709)	(49,491)
External KK Supply Chain revenues	17,269	22,539	38,903	47,486
Total revenues	$82,730	$94,237	$176,150	$197,878

Operating income (loss):
Company Stores	$1,387	$(4,221)	$4,331	$(4,515)
Domestic Franchise	434	1,523	1,614	2,643
International Franchise	1,943	2,375	4,378	5,697
KK Supply Chain	5,687	3,999	13,826	11,991
Unallocated general and administrative expenses	(5,052)	(5,028)	(11,615)	(12,200)
Impairment charges and lease termination costs	(1,456)	348	(3,813)	993
Total operating income (loss)	$2,943	$(1,004)	$8,721	$4,609

Depreciation and amortization expense:
Company Stores	$1,519	$1,678	$3,015	$3,306
Domestic Franchise	22	22	43	43
International Franchise	—	—	—	—
KK Supply Chain	223	255	450	517
Corporate administration	235	311	484	636
Total depreciation and amortization expense	$1,999	$2,266	$3,992	$4,502

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Equity Method Franchisees

     As of August 2, 2009, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	August 2, 2009
	Company	Investment
	Ownership	and	Trade	Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$364	$1,581
Kremeworks Canada, LP	24.5%	—	22	—
Krispy Kreme of South Florida, LLC	35.3%	—	157	2,700
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	700	809	—
		1,600	1,352	$4,281
Less: reserves and allowances		(900)	(758)
		$700	$594

	February 1, 2009
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$378	$1,754
Kremeworks Canada, LP	24.5%	—	16	—
Krispy Kreme of South Florida, LLC	35.3%	—	38	7,256
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,187	836	—
		2,087	1,268	$9,010
Less: reserves and allowances		(900)	(249)
		$1,187	$1,019

     The guarantees at August 2, 2009 consist entirely of loan guarantees. As of February 1, 2009, the aggregate loan and lease guarantees consisted of $3.5 million of loan guarantees and $5.5 million of lease guarantees. The loan guarantee amounts were determined based upon the principal amount outstanding under the related loan and the lease guarantee amounts were determined based upon the gross amount of remaining lease payments.

     Current liabilities at August 2, 2009 and February 1, 2009 include accruals for potential payments under loan guarantees of approximately $2.7 million related to Krispy Kreme of South Florida, LLC (“KKSF”). KKSF incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. In the first quarter of fiscal 2010, KKSF completed a transaction which resulted in the Company’s release from a lease guarantee for which the Company’s potential obligation was approximately $5.5 million, but which increased the Company’s guarantee of KKSF debt obligations by approximately $1.0 million. There is no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     The Company has a 25% interest in Kremeworks, LLC’s (“Kremeworks”), whose results of operations and operating cash flow have declined and, although Kremeworks has paid all interest, fees and scheduled amortization of principal due under its bank indebtedness, it has failed to comply with certain financial covenants related to such indebtedness, a portion of which matured, by its terms, in January 2009. The aggregate amount of such indebtedness was approximately $7.9 million as of August 2, 2009, of which approximately $1.6 million is guaranteed by the Company. Kremeworks has requested that the lender waive the loan defaults resulting from the covenant violations and refinance the maturing indebtedness. In the event the lender is unwilling to do so and declares the entire indebtedness immediately due and payable, the Company could be required to perform under its guarantee. Kremeworks could have insufficient cash flows from its business to service the indebtedness even if it is refinanced, which might require capital contributions to Kremeworks by the Company and the majority owner of Kremeworks (which has guarantees of the Kremeworks indebtedness approximately proportionate to those of the Company) in order for Kremeworks to comply with the terms of the any new loan agreement.

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), whose operating results have been adversely affected by economic weakness in that country. The franchisee also has been adversely affected by a significant decline in the value of the country’s currency relative to the U.S. dollar, which has made the cost of goods imported from the U.S. more expensive, and which has increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. As of August 2, 2009, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 in the quarter then ended to reduce the carrying value of the investment in KK Mexico to its estimated fair value of $700,000. Such charge is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during the second quarter, the Company increased its bad debt reserve related to KK Mexico by approximately $525,000, of which approximately $145,000 and $380,000 is included in KK Supply Chain and International Franchise direct operating expenses, respectively; such reserve at August 2, 2009 is equal to the Company’s aggregate receivables from this franchisee. KK Mexico’s unaudited revenues, operating loss and net loss for the three and six month periods ending August 2, 2009 and August 3, 2008, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
		(In thousands)
Revenues	$2,756	$4,514	$5,739	$8,708
Operating loss	(623)	(33)	(83)	(146)
Net loss	(630)	(85)	(119)	(265)

     In April 2008, the Company completed an agreement with two franchisees under common control pursuant to which, among other things, the Company conveyed to the majority owner of the franchisees the Company’s equity interests in the franchisees and compromised and settled certain disputed and past due amounts owed by them to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the franchisees’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the six months ended August 3, 2008.

Note 10 — Shareholders’ Equity

Share-Based Compensation for Employees

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” under which the fair value of SBP awards with respect to which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three and six months ended August 2, 2009 and August 3, 2008 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(In thousands)
Costs charged to earnings related to:
Stock options	$234	$756	$466	$1,445
Restricted stock and restricted stock units	720	695	1,604	1,229
Total costs	$954	$1,451	$2,070	$2,674

Costs included in:
Direct operating expenses	$377	$525	$722	$1,039
General and administrative expenses	577	926	1,348	1,635
Total costs	$954	$1,451	$2,070	$2,674

     During the six months ended August 2, 2009 and August 3, 2008, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $24,000 and $27,000 for the six months ended August 2, 2009 and August 3, 2008, respectively, and has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

Note 11 — Fair Value Measurements

Principles of Fair Value Measurements

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 2, 2009.

	August 2, 2009
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$400	$—	$—
Liabilities:
Interest rate derivatives	$—	$1,743	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three and six months ended August 2, 2009.

	Three Months Ended August 2, 2009
				Total gain
	Level 1	Level 2	Level 3	(loss)
		(In thousands)
Long-lived assets	$—	$2,798	$—	$(1,058)
Investment in Equity Method Franchisee	—	—	700	(500)
Lease termination liabilities	—	134	—	416

	Six Months Ended August 2, 2009
				Total gain
	Level 1	Level 2	Level 3	(loss)
		(In thousands)
Long-lived assets	$—	$2,798	$—	$(1,220)
Investment in Equity Method Franchisee	—	—	700	(500)
Lease termination liabilities	—	2,215	—	(1,475)

   Long-Lived Assets

     During the three and six months ended August 2, 2009, long-lived assets having an aggregate carrying value of $3.9 million and $4.0 million, respectively, were written down to their estimated fair values of $2.8 million, resulting in recorded impairment charges of $1.1 million and $1.2 million, respectively, as described in Note 7. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Investment in Equity Method Franchisee

     During the three months ended August 2, 2009, the Company concluded that a decline in the value of an Equity Method Franchisee was other than temporary and, accordingly, recorded a writedown of $500,000 to reduce the carrying value of the investment to its estimated fair value of $700,000 as described in Note 9. The fair value of the investment was estimated based upon a multiple of the investee’s current normalized trailing earnings before interest, income taxes and depreciation and amortization. These inputs are classified as Level 3 within the valuation hierarchy.

   Lease Termination Liabilities

     During the three and six months ended August 2, 2009, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 7; such provisions were reduced by previously recorded deferred rent expense related to those stores. The fair value of these liabilities were computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy.

     The previously recorded deferred rent expense related to stores closed during the three months ended August 2, 2009 of $550,000 exceeded the $134,000 fair value of lease termination liabilities related to such stores, and such excess has been recorded as a credit to lease termination costs during the period. For the six months ended August 2, 2009, the fair value of lease termination liabilities related to closed stores of $2.2 million exceeded the $740,000 of previously recorded deferred rent expense related to such stores, and such excess has been reflected as a charge to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of August 2, 2009 and February 1, 2009 were as follows:

	Aug 2, 2009		Feb. 1, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Assets
Cash and cash equivalents	$19,620	$19,620	$35,538	$35,538
Trade receivables	17,582	17,582	19,229	19,229
Receivables from Equity Method Franchisees	594	594	1,019	1,019
Commodity futures contracts	83	83	—	—

Liabilities:
Accounts payable	5,215	5,215	8,981	8,981
Interest rate derivative instruments	1,743	1,743	2,348	2,348
Commodity futures contracts	51	51	—	—
Long-term debt (including current maturities)	54,236	49,626	74,867	58,022

Note 12 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations and utilizes derivative instruments as part of its management of commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties. The Company did not have any significant exposure to any individual counterparty at August 2, 2009.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At August 2, 2009, the Company had commodity derivatives with an aggregate contract volume of 310,000 bushels of wheat and 126,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

     These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affects earnings, or earlier upon a determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $265,000 and $665,000 for the three and six months ended August 2, 2009, respectively, and $275,000 and $335,000 for the three and six months ended August 3, 2008, respectively. Accumulated other comprehensive income as of August 2, 2009 includes a remaining unamortized accumulated loss related to these derivatives of $386,000 (net of income taxes of $252,000).

     The counterparties to the interest rate derivatives are also lenders under the Secured Credit Facilities described in Note 5. Obligations under derivative instruments with counterparties that also are lenders under the Secured Credit Facilities are secured by the collateral that secures the Company’s obligations under the Secured Credit Facilities.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of August 2, 2009:

Derivatives Not Designated as Hedging	Asset Derivatives		Liability Derivatives
Instruments under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Interest rate contracts	Other current assets	$—	Accrued liabilities	$1,743
Commodity futures contracts	Other current assets	83	Accrued liabilities	51
Total derivatives not designated as
hedging instruments under FAS 133		$83		$1,794

     The effect of derivative instruments on the consolidated statement of operations for the three and six months ended August 2, 2009, was as follows:

Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	Amount of Derivative Gain or (Loss)
Instruments under FAS 133	Recognized in Income	Recognized in Income
		Three months ended	Six months ended
		Aug. 2, 2009	Aug. 2, 2009
		(In thousands)
Interest rate contracts	Interest expense	$(232)	$(419)
Commodity futures contracts	Direct operating expenses	(324)	(398)
Total		$(556)	$(817)

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

     As of August 2, 2009, there were 548 Krispy Kreme stores operated systemwide in the United States, Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, the United Arab Emirates and the United Kingdom. The ownership and location of those stores is as follows:

	Domestic	International	Total
Number of stores at August 2, 2009:
Company	89	—	89
Franchise	133	326	459
Total	222	326	548

     Of the 548 total stores, 270 were factory stores and 278 were satellite stores.

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

     In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the three and six months ended August 3, 2008 have been restated to conform to the new disaggregated segment presentation.

     Franchisees opened 44 stores and closed 15 stores in the first six months of fiscal 2010, including 20 and six stores, respectively, in the second quarter of fiscal 2010. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows. On July 9, 2009, Great Circle Family Foods, the Company’s franchisee in Southern California, completed its plan of reorganization and emerged from bankruptcy, and currently operates a total of 11 Krispy Kreme factory stores and satellites.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three and six months ended August 2, 2009 and August 3, 2008, expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	86.1	93.7	84.1	89.8
General and administrative expenses	5.8	5.0	6.3	5.8
Depreciation and amortization expense	2.4	2.4	2.3	2.3
Impairment charges and lease termination costs	1.8	(0.4)	2.2	(0.5)
Other operating (income) and expense, net	0.3	0.3	0.2	0.2
Operating income (loss)	3.6%	(1.1)%	5.0%	2.3%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended August 2, 2009:
MAY 3, 2009	80	102	95	277
Opened	—	—	—	—
Closed	(2)	(1)	(2)	(5)
Converted to satellite stores	(1)	(1)	—	(2)
AUGUST 2, 2009	77	100	93	270

Six months ended August 2, 2009:
FEBRUARY 1, 2009	83	104	94	281
Opened	1	—	3	4
Closed	(6)	(3)	(4)	(13)
Converted to satellite stores	(1)	(1)	—	(2)
AUGUST 2, 2009	77	100	93	270

Three months ended August 3, 2008:
MAY 4, 2008	93	113	83	289
Opened	—	1	4	5
Closed	(2)	(3)	—	(5)
Converted to satellite stores	(2)	(1)	—	(3)
Transferred	(1)	1	—	—
AUGUST 3, 2008	88	111	87	286

Six months ended August 3, 2008:
FEBRUARY 3, 2008	97	118	80	295
Opened	—	1	8	9
Closed	(2)	(8)	(1)	(11)
Converted to satellite stores	(6)	(1)	—	(7)
Transferred	(1)	1	—	—
AUGUST 3, 2008	88	111	87	286

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended August 2, 2009:
MAY 3, 2009	11	28	220	259
Opened	1	4	16	21
Closed	(1)	—	(3)	(4)
Converted from factory stores	1	1	—	2
AUGUST 2, 2009	12	33	233	278

Six months ended August 2, 2009:
FEBRUARY 1, 2009	10	28	204	242
Opened	2	5	36	43
Closed	(1)	(1)	(7)	(9)
Converted from factory stores	1	1	—	2
AUGUST 2, 2009	12	33	233	278

Three months ended August 3, 2008:
MAY 4, 2008	12	26	143	181
Opened	—	—	26	26
Closed	(1)	(1)	—	(2)
Converted from factory stores	2	1	—	3
Transferred	(1)	1	—	—
AUGUST 3, 2008	12	27	169	208

Six months ended August 3, 2008:
FEBRUARY 3, 2008	8	27	119	154
Opened	—	—	50	50
Closed	(1)	(2)	—	(3)
Converted from factory stores	6	1	—	7
Transferred	(1)	1	—	—
AUGUST 3, 2008	12	27	169	208

     Data on the aggregate number of factory and satellite stores as of August 2, 2009 appear in the table below.

	NUMBER OF STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
FACTORY STORES	77	100	93	270

SATELLITE STORES:
Hot shops	11	12	26	49
Fresh shops	1	21	154	176
Kiosks	—	—	53	53
Total satellite stores	12	33	233	278

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

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). In addition, the table presents fiscal 2010 systemwide average weekly sales per store on a pro forma basis assuming the average rate of exchange between the U.S. dollar and each of the foreign currencies in which the Company’s international franchisees conducts business had been the same in the three and six months ended August 2, 2009 as in the three and six months ended August 3, 2008. Store operating weeks represent, on a Company and systemwide basis, the aggregate number of weeks in the period that both factory and satellite stores were in operation.

	Three Months Ended		Six Months Ended
	Aug. 2,	Aug. 3,	Aug. 2,	Aug. 3,
	2009	2008	2009	2008
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$49.9	$49.3	$52.1	$51.5
Systemwide	$25.7	$33.4	$27.0	$34.4
Systemwide, exclusive of the effects of changes in
foreign currency exchange rates	$26.8	$33.4	$28.4	$34.4
Store operating weeks:
Company	1,196	1,313	2,405	2,652
Systemwide	6,865	5,975	13,408	11,674
____________________

(1)      Excludes sales between Company and franchise stores.

THREE MONTHS ENDED AUGUST 2, 2009 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2008

   Overview

     Systemwide sales for the second quarter of fiscal 2010 decreased approximately 11.7% compared to the second quarter of fiscal 2009. Exclusive of the effects of changes in foreign currency exchange rates, systemwide sales decreased approximately 8.0%. The systemwide sales decrease reflects a 13.5% decrease in franchise store sales and an 8.0% decrease in Company store sales. Adjusted to exclude the effects of changes in foreign currency exchange rates, franchise sales decreased approximately 8.0%. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, have to date been operated almost exclusively by franchisees. In addition, the increasing percentage of total stores which are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     Total revenues decreased 12.2% to $82.7 million for the three months ended August 2, 2009 from $94.2 million for the three months ended August 3, 2008. The decrease was comprised of an 8.0% decrease in Company Stores revenues to $59.9 million, a 19.9% decrease in Domestic Franchise revenues to $1.8 million, a 13.1% decrease in International Franchise revenues to $3.8 million, and a 23.4% decrease in KK Supply Chain revenues to $17.3 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$59,853	$65,071
Domestic Franchise	1,802	2,249
International Franchise	3,806	4,378
KK Supply Chain:
Total revenues	37,754	46,258
Less - intersegment sales eliminations	(20,485)	(23,719)
External KK Supply Chain revenues	17,269	22,539
Total revenues	$82,730	$94,237

PERCENTAGE OF TOTAL REVENUES:
Company Stores	72.3%	69.1%
Domestic Franchise	2.2	2.4
International Franchise	4.6	4.6
KK Supply Chain	20.9	23.9
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 8.0% to $59.9 million in the second quarter of fiscal 2010 from $65.1 million in the second quarter of fiscal 2009. The decrease reflects an 8.9% decline in store operating weeks, partially offset by a 1.2% increase in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 19 Company stores since the beginning of the second quarter of fiscal 2009. The Company continuously reviews the performance of its stores and may decide to refranchise or close additional locations.

     On-premises sales (which include fundraising sales) comprised approximately 46% and 43% of total Company Stores revenues in the second quarter of fiscal 2010 and 2009, respectively, with the balance comprised of off-premises sales.

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

	Three Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
ON-PREMISES:
Change in same store sales	5.9%	(4.1)%
OFF-PREMISES:
Change in average weekly number of doors	(12.3)%	(8.3)%
Change in average weekly sales per door	3.0%	(7.7)%

     On-premises same stores sales increased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, generally reflecting an increase in customer traffic and a higher average guest check. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The increase in average weekly sales per door represents an increase in the grocery/mass merchant channel partially offset by a decrease in the convenience store channel. The Company is implementing strategies to increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Revenues. Domestic Franchise revenues consist principally of royalties payable to the Company by domestic franchisees based upon the franchisees’ sales. The components of Domestic Franchise revenues are as follows:

	Three Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
Royalties	$1,748	$2,194
Development and franchise fees	—	1
Other	54	54
Total Domestic Franchise revenues	$1,802	$2,249

     Domestic royalty revenues fell to $1.7 million in the second quarter of fiscal 2010 from $2.2 million in the second quarter of fiscal 2009. Sales by domestic franchise stores, as reported by the franchisees, were approximately $54 million in the second quarter of fiscal 2010 and $61 million in the second quarter of fiscal 2009.

     Domestic franchisees opened four stores and closed one store in the second quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     International Franchise Revenues. International Franchise revenues consist principally of royalties payable to the Company by international franchisees based upon the international franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by international franchisees. The components of International Franchise revenues are as follows:

	Three Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
Royalties	$3,484	$3,804
Development and franchise fees	322	540
Other	—	34
Total International Franchise revenues	$3,806	$4,378

     International royalty revenues fell to $3.5 million in the second quarter of fiscal 2010 from $3.8 million in the second quarter of fiscal 2009. Sales by international franchise stores, as reported by the franchisees, were approximately $63 million in the second quarter of fiscal 2010 and $74 million in the second quarter of fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $7 million in the second quarter of fiscal 2010 compared to the second quarter of last year, which adversely affected international royalty revenues by approximately $440,000. The Company did not recognize as revenue approximately $160,000 and $550,000 of uncollected international royalties which accrued during the second quarter of fiscal 2010 and 2009, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     International development and franchise fees decreased $218,000 in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to fewer store openings by international franchisees in the second quarter of fiscal 2010 compared to the second quarter of last year.

     International franchisees opened 16 stores and closed five stores in the second quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues before intersegment sales eliminations decreased 18.4% to $37.8 million in the second quarter of fiscal 2010 from $46.3 million in the second quarter of fiscal 2009. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and domestic franchise stores. The decline in KK Supply Chain revenues also reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2010 in order to pass along to Company and franchise stores reductions in KK Supply Chain’s cost of flour and shortening. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain.

     Franchisees opened 20 stores and closed six stores in the second quarter of fiscal 2010. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 86.1% of revenues in the second quarter of fiscal 2010 compared to 93.7% of revenues in the second quarter of fiscal 2009. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$56,727	$67,319
Domestic Franchise	1,346	704
International Franchise	1,863	2,003
KK Supply Chain:
Total direct operating expenses	31,927	42,100
Less - intersegment eliminations	(20,605)	(23,822)
KK Supply Chain direct operating expenses, less intersegment eliminations	11,322	18,278
Total direct operating expenses	$71,258	$88,304

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	94.8%	103.5%
Domestic Franchise	74.7%	31.3%
International Franchise	48.9%	45.8%
KK Supply Chain (before intersegment eliminations)	84.6%	91.0%
Total direct operating expenses	86.1%	93.7%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 94.8% in the second quarter of fiscal 2010 from 103.5% in the second quarter of fiscal 2009. The decrease reflects, among other things, lower costs of doughnut mix and certain other ingredients resulting from price decreases instituted by KK Supply Chain in fiscal 2010 to reflect lower raw materials costs. In addition, decreased delivery costs resulting from lower gasoline prices favorably affected costs in the second quarter of fiscal 2010 compared to the second quarter of last year.

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

     Domestic Franchise Direct Operating Expenses. Domestic Franchise direct operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Domestic Franchise direct operating expenses rose in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, primarily due to increased resources devoted to the development and support of domestic franchisees, as well as an increase in bad debt provisions of approximately $160,000 related principally to a single domestic franchisee.

     International Franchise Direct Operating Expenses. International Franchise direct operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs. International Franchise direct operating expenses declined in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to a decrease in the bad debt provision to approximately $360,000 in the second quarter of fiscal 2010 from approximately $1.1 million in the second quarter of fiscal 2009. This decrease was partially offset by the cost of increased resources devoted to the development and support of franchisees outside the United States.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 84.6% in the second quarter of fiscal 2010 from 91.0% in the second quarter of fiscal 2009. Second quarter fiscal 2009 direct operating expenses included a charge of approximately $1.6 million (approximately 3.5% of KK Supply Chain revenues before intersegment eliminations) related to payments made by the Company to its former third-party freight consolidator which were improperly not remitted to the freight carriers by the freight consolidator. The actions of the third-party freight consolidator, which filed for bankruptcy protection, resulted in a loss to the Company which the Company has not recovered.

     While the selling prices of doughnut mixes and shortening in the second quarter of fiscal 2010 were significantly lower than in the second quarter of fiscal 2009 as a result of lower raw materials costs, overall gross margins widened because the Company attempts to maintain the gross profit on sales of doughnut mixes relatively constant on a per unit basis. Among other things, cost reduction efforts also contributed to the reduction in direct operating expenses as a percentage of KK Supply Chain revenues.

     In addition, KK Supply Chain direct operating expenses include a net credit of approximately $530,000 to the bad debt provision in the second quarter of fiscal 2010 compared to a net credit of approximately $210,000 in the second quarter of fiscal 2009. The net credits principally reflect sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits to the bad debt provision do not occur on a regular basis.

   General and Administrative Expenses

     General and administrative expenses increased to $4.8 million, or 5.8% of total revenues, in the second quarter of fiscal 2010 from $4.7 million, or 5.0% of total revenues, in the second quarter of fiscal 2009. The increase in general and administrative expenses includes a charge of approximately $730,000 for incentive compensation provisions in the second quarter of fiscal 2010 to reflect management’s current estimate of fiscal 2010 results (with an additional charge of approximately $530,000 included in direct operating expenses) compared to a reversal of incentive compensation provisions of approximately $700,000 in the second quarter of fiscal 2009 (with an additional reversal of approximately $500,000 included in direct operating expenses). Additionally, general and administrative expenses in the second quarter of fiscal 2009 include an out of period credit of approximately $600,000 related to the Company’s self-insured workers’ compensation program. These increases in general and administrative expenses were partially offset by a decrease in professional fees and expenses arising principally from the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with certain litigation and investigations. General and administrative expenses in the second quarter of fiscal 2010 include a credit of approximately $1.1 million resulting principally from a one-time receipt of additional insurance reimbursement of costs incurred in connection with such litigation and investigations, while general and administrative expenses in the second quarter of fiscal 2009 include approximately $640,000 of costs related to those matters. Except for one matter with respect to which the Company is the plaintiff, all of such litigation has been settled, and the Company does not anticipate that future costs associated with these matters will be significant.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $2.0 million in the second quarter of fiscal 2010 from $2.3 million in the second quarter of fiscal 2009. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $1.5 million in the second quarter of fiscal 2010 compared to a net credit of $348,000 in the second quarter of fiscal 2009.

     Impairment charges related to long-lived assets were $1.1 million in the second quarter of fiscal 2010. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the three months ended August 2, 2009, the Company recorded impairment charges related to long-lived assets to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of the refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Expense

     Interest expense was $2.3 million in the second quarter of fiscal 2010 and in the second quarter of fiscal 2009. Interest expense accruing on outstanding indebtedness was $1.7 million in the second quarter of fiscal 2010 compared to $1.9 million in the second quarter of fiscal 2009. The decrease is primarily due to the reduction in the past year in the outstanding principal balance of the Term Loan described in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense resulting from the reduced principal balance of the term loan was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the Company’s credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually.

     Interest expense for the second quarter of fiscal 2010 reflects a charge of approximately $232,000 compared to a credit of approximately $50,000 for the second quarter of fiscal 2009 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the period in which the forecasted transaction (interest expense on long-term debt) affect earnings, or earlier upon determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $265,000 and $275,000 for the three months ended August 2, 2009 and August 3, 2008, respectively.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $214,000 in the second quarter of fiscal 2010 compared to $82,000 in the second quarter of fiscal 2009. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the second quarter of fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded is other than temporary, as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $88,000 in the second quarter of fiscal 2010 compared to a benefit of $1.3 million in the second quarter of fiscal 2009. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the second quarter of fiscal 2009, the Company recorded a credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Income

     The Company reported a net loss of $157,000 for the three months ended August 2, 2009 compared to a net loss of $1.9 million for the three months ended August 3, 2008.

SIX MONTHS ENDED AUGUST 2, 2009 COMPARED TO SIX MONTHS ENDED AUGUST 3, 2008

   Overview

     Systemwide sales for the first six months of fiscal 2010 decreased approximately 9.8% compared to the first six months of fiscal 2009. Exclusive of the effects of changes in foreign currency exchange rates, systemwide sales decreased approximately 5.1%. The systemwide sales decrease reflects a 10.6% decrease in franchise store sales and a 8.4% decrease in Company stores sales. Adjusted to exclude the effects of changes in foreign currency exchange rates, franchise sales decreased approximately 3.5%.

   Revenues

     Total revenues decreased 11.0% to $176.2 million for the six months ended August 2, 2009 from $197.9 million for the six months ended August 3, 2008. The decrease was comprised of an 8.4% decrease in Company Stores revenues to $125.7 million, a 10.3% decrease in Domestic Franchise revenues to $3.9 million, a 13.1% decrease in International Franchise revenues to $7.7 million, and a 18.1% decrease in KK Supply Chain revenues to $38.9 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$125,710	$137,253
Domestic Franchise	3,853	4,295
International Franchise	7,684	8,844
KK Supply Chain:
Total revenues	82,612	96,977
Less - intersegment sales eliminations	(43,709)	(49,491)
External KK Supply Chain revenues	38,903	47,486
Total revenues	$176,150	$197,878

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.4%	69.4%
Domestic Franchise	2.2	2.2
International Franchise	4.4	4.5
KK Supply Chain	22.1	24.0
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 8.4% to $125.7 million in the first six months of fiscal 2010 from $137.3 million in the first six months of fiscal 2009. The decrease reflects a 9.3% decline in store operating weeks, partially offset by a 1.2% increase in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 19 Company stores since the end of fiscal 2008. The Company continuously reviews the performance of its stores and may decide to refranchise or close additional locations.

     On-premises sales (which include fundraising sales) comprised approximately 48% and 44% of total Company Stores revenues in the first six months of fiscal 2010 and 2009, respectively, with the balance comprised of off-premises sales.

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

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
ON-PREMISES:
Change in same store sales	3.8%	(1.3)%
OFF-PREMISES:
Change in average weekly number of doors	(10.8)%	(7.5)%
Change in average weekly sales per door	0.9%	(8.1)%

     On-premises same stores sales increased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009, generally reflecting an increase in customer traffic partially offset by a lower average guest check. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors represents a decrease in both the grocery/mass merchant channel and in the convenience store channel. The increase in average weekly sales per door represents an increase in the grocery/mass merchant channel partially offset by a decrease in the convenience store channel. The Company is implementing strategies to increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Revenues. Domestic Franchise revenues consist principally of royalties payable to the Company by domestic franchisees based upon the franchisees’ sales. The components of Domestic Franchise revenues are as follows:

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
Royalties	$3,745	$4,171
Development and franchise fees	—	3
Other	108	121
Total Domestic Franchise revenues	$3,853	$4,295

     Domestic royalty revenues decreased to $3.7 million in the first six months of fiscal 2010 from $4.2 million in the first six months of fiscal 2009. Sales by domestic franchise stores, as reported by the franchisees, were approximately $112 million in the first six months of fiscal 2010 and $125 million in the first six months quarter of fiscal 2009.

     Domestic franchisees opened five stores and closed four stores in the first six months of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     International Franchise Revenues. International Franchise revenues consist principally of royalties payable to the Company by international franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by international franchisees. The components of International Franchise revenues are as follows:

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
Royalties	$6,954	$7,566
Development and franchise fees	730	1,185
Other	—	93
Total International Franchise revenues	$7,684	$8,844

     International royalty revenues fell to $7.0 million in the first six months of fiscal 2010 from $7.6 million in the first six months of fiscal 2009. Sales by international franchise stores, as reported by the franchisees, were approximately $124 million in the first six months of fiscal 2010 and $139 million in the first six months of fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $19 million in the first six months of fiscal 2010 compared to the first six months of last year, which adversely affected international royalty revenues by approximately $1.1 million. Additionally, the Company did not recognize as revenue approximately $163,000 and $550,000 of international uncollected royalties which accrued during the first six months of fiscal 2010 and 2009, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     International development and franchise fees decreased $455,000 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to fewer store openings by international franchisees in the first six months of fiscal 2010 compared to the first six months of last year.

     International franchisees opened 39 stores and closed 11 stores in the first six months of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues before intersegment sales eliminations decreased 14.8% to $82.6 million in the first six months of fiscal 2010 from $97.0 million in the first six months of fiscal 2009. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and domestic franchise stores. The decline in KK Supply Chain revenues also reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in the first six months of fiscal 2010 in order to pass along to Company and franchise stores reductions in KK Supply Chain’s cost of flour and shortening. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain.

     Franchisees opened 44 stores and closed 15 stores in the first six months of fiscal 2010. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 84.1% of revenues in the first six months of fiscal 2010 compared to 89.8% of revenues in the first six months of fiscal 2009. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$118,148	$138,111
Domestic Franchise	2,196	1,609
International Franchise	3,306	3,147
KK Supply Chain:
Total direct operating expenses	68,220	84,670
Less - intersegment eliminations	(43,644)	(49,754)
KK Supply Chain direct operating expenses, less intersegment eliminations	24,576	34,916
Total direct operating expenses	$148,226	$177,783

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT
REVENUES:
Company Stores	94.0%	100.6%
Domestic Franchise	57.0%	37.5%
International Franchise	43.0%	35.6%
KK Supply Chain (before intersegment eliminations)	82.6%	87.3%
Total direct operating expenses	84.1%	89.8%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 94.0% in the first six months of fiscal 2010 from 100.6% in the first six months of fiscal 2009. The decrease reflects, among other things, lower costs of doughnut mix and certain other ingredients resulting from price decreases instituted by KK Supply Chain in fiscal 2010 to reflect lower raw materials costs. In addition, decreased delivery costs resulting from lower gasoline prices favorably affected costs in the first six months of fiscal 2010 compared to the first six months of last year.

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

     Domestic Franchise Direct Operating Expenses. Domestic Franchise direct operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Domestic Franchise direct operating expenses rose in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to increased resources devoted to the development and support of domestic franchisees as well as an increase in bad debt provisions of approximately $130,000 related principally to a single domestic franchisee.

     International Franchise Direct Operating Expenses. International Franchise direct operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs. International Franchise direct operating expenses rose in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to increased resources devoted to the development and support of franchisees outside the United States. These increases were partially offset by a decrease in the bad debt provision to $400,000 in the first six months of fiscal 2010 compared to $1.1 million in the first six months of fiscal 2009.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 82.6% in the first six months of fiscal 2010 from 87.3% in the first six months of fiscal 2009. A significant component of the decrease was a charge of approximately $1.6 million (approximately 1.6% of KK Supply Chain revenues before intersegment eliminations) in the first six months of fiscal 2009 related to payments made by the Company to its former third-party freight consolidator which were improperly not remitted to the freight carriers by the freight consolidator. The actions of the third-party freight consolidator, which filed for bankruptcy protection, resulted in a loss to the Company which the Company has not recovered.

     While the selling prices of doughnut mixes and shortening in the first six months of fiscal 2010 were significantly lower than in the first six months of fiscal 2009 as a result of lower raw materials costs, overall gross margins widened because the Company attempts to maintain the gross profit on sales of doughnut mixes relatively constant on a per unit basis. Among other things, cost reduction efforts also contributed to the reduction in direct operating expenses as a percentage of KK Supply Chain revenues.

     In addition, KK Supply Chain direct operating expenses include a net credit of approximately $810,000 to the bad debt provision in the first six months of fiscal 2010 compared to a net credit of approximately $840,000 in the first six months of fiscal 2009. The net credits principally reflect sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees and, in the first six months of fiscal 2009, a recovery of receivables previously written off. Net credits to the bad debt provision do not occur on a regular basis.

   General and Administrative Expenses

     General and administrative expenses were $11.1 million, or 6.3% of total revenues, in the first six months of fiscal 2010 compared to $11.6 million, or 5.8% of total revenues, in the first six months of fiscal 2009. General and administrative expenses in the first six months of fiscal 2010 include approximately $1.5 million of incentive compensation provisions to reflect management’s current estimate of fiscal 2010 results (with an additional charge of approximately $1.3 million included in direct operating expenses); there were no incentive compensation provisions for the first six months of fiscal 2009. Additionally, general and administrative expenses in the first six months of fiscal 2009 include an out of period credit of approximately $600,000 related to the Company’s self-insured workers’ compensation program. General and administrative expenses decreased compared to the first six months of fiscal 2009 as a result of a decrease in professional fees and expenses related to the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with certain litigation and investigations. General and administrative expenses in the first six months of fiscal 2010 include a credit of approximately $1.0 million resulting principally from a one-time insurance reimbursement of costs incurred in connection with such litigation and investigations, while general and administrative expenses in the first six months of fiscal 2009 include approximately $960,000 of costs related to those matters. Except for one matter with respect to which the Company is the plaintiff, all of such litigation has been settled, and the Company does not anticipate that future costs associated with these matters will be significant. In addition, general and administrative expenses in the first six months of fiscal 2009 include a charge of approximately $600,000 to reflect changes in the Company’s vacation pay policy.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $4.0 million in the first six months of fiscal 2010 from $4.5 million in the first six months of fiscal 2009. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $3.8 million in the first six months of fiscal 2010 compared to a net credit of $1.0 million in the first six months of fiscal 2009.

     Impairment charges related to long-lived assets were $1.2 million in the first six months of fiscal 2010. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the six months ended August 2, 2009, the Company recorded impairment charges related to long-lived assets to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of deferred rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases.

     In the first six months of fiscal 2010, the Company recorded lease termination charges related to closed stores of approximately $2.6 million, compared to a net credit related to lease terminations of $845,000 in the first six months of fiscal 2009. The charges in fiscal 2010 relate principally to terminations of two leases having rental rates substantially above current market levels. Changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in the credit in the lease termination provision in the fiscal 2009 period.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of the refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Expense

     Interest expense increased to $6.1 million in the first six months of fiscal 2010 from $4.4 million in the first six months of fiscal 2009. Interest expense accruing on outstanding indebtedness was unchanged at $3.6 million in the first six months of both fiscal years. A reduction in interest expense resulting from the reduced principal balance of the Term Loan was offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the Company’s credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually, as described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     In the first six months of fiscal 2010, the Company charged to interest expense approximately $925,000 of fees and expenses associated with the April 2009 amendments to the Company’s secured credit facilities and expensed approximately $100,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $30 million to $25 million, as described in Note 5 to the consolidated financial statements appearing elsewhere herein. In the first six months of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the April 2008 amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

     Interest expense for the first six months of fiscal 2010 reflects a charge of approximately $419,000 compared to a credit of approximately $644,000 for the first six months of fiscal 2009 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the period in which the forecasted transaction (interest expense on long-term debt) affect earnings, or earlier upon determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $665,000 and $335,000 for the six months ended August 2, 2009 and August 3, 2008, respectively.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $113,000 in the first six months of fiscal 2010 compared to $350,000 in the first six months of fiscal 2009. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first six months of fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded is other than temporary, as described in Note 9 to the consolidated financial statements appearing elsewhere herein. Other non-operating income and expense in the first six months of fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in a franchisee, which also is described in Note 9.

   Provision for Income Taxes

     The provision for income taxes was $296,000 in the first six months of fiscal 2010 compared to a benefit of $1.0 million in the first six months of fiscal 2009. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the first six months of fiscal 2009, the Company recorded a credit of approximately $1.6 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Income

     The Company reported net income of $1.7 million and $2.1 million for the six months ended August 2, 2009 and August 3, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2010 and 2009.

	Six Months Ended
	Aug. 2,	Aug. 3,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$10,069	$9,485
Net cash used for investing activities	(4,371)	(1,234)
Net cash provided by (used for) financing activities	(21,616)	237
Effect of exchange rate changes on cash	—	(8)
Net increase (decrease) in cash and cash equivalents	$(15,918)	$8,480

Cash Flows from Operating Activities

     Net cash provided by operating activities was $10.1 million and $9.5 million in the first six months fiscal 2010 and 2009, respectively. The increase in fiscal 2010 resulted primarily from improved financial results in ongoing operations, partially offset by an increase in payments to landlords related to leases on closed stores, which increased from approximately $960,000 in the first six months of fiscal 2009 to approximately $2.8 million in the first six months of fiscal 2010; the increase in fiscal 2010 resulted principally from terminations of two leases having rental rates substantially above current market levels.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $4.4 million in the first six months of fiscal 2010 and $1.2 million in the first six months of fiscal 2009. An increase in capital expenditures from $1.5 million to $4.4 million, reflecting the construction of new stores and increased store refurbishment efforts in the first six months of fiscal 2010, drove the increase in cash used for investing activities. The Company currently plans to open a modest number of new Company-operated small retail concept stores in the remainder of fiscal 2010 and, accordingly, the Company expects that capital expenditures in fiscal 2010 will range from $10 million to $13 million. During the quarter ended August 2, 2009, the Company decided to market for sale certain real estate, principally stores closed or to be closed. These assets had a carrying value of approximately $2.7 million, which is included in other current assets in the accompanying consolidated balance sheet at that date.

Cash Flows from Financing Activities

     Net cash used for financing activities was $21.6 million in the first six months of fiscal 2010, compared to net cash provided by financing activities of $237,000 in the first six months of fiscal 2009. During the first six months of fiscal 2010, the Company repaid approximately $20.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $600,000 of scheduled amortization and a prepayment of approximately $20 million in connection with amendments to the Company’s credit facilities in April 2009 as described in Note 5 to the consolidated financial statements appearing elsewhere herein. During the first six months of fiscal 2009, the Company repaid approximately $1.4 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $600,000 of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $1.9 million and $695,000 in fees to its lenders in the first six months of fiscal 2010 and 2009, respectively, to amend its credit facilities. Of such aggregate amounts, $954,000 and $434,000, respectively, was capitalized as deferred financing costs, and the balance of approximately $925,000 and $260,000, respectively, was charged to interest expense.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which has had a positive effect on the Company’s results of operations in fiscal 2010, and which the Company believes will positively affect results for the remainder of the fiscal year. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $10.1 million in the first six months of fiscal 2010 and $9.5 million in the first six months of fiscal 2009.

     The Company’s Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $53.9 million as of August 2, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

     The Secured Credit Facilities contain significant financial covenants as described in Note 5 to the consolidated financial statements appearing elsewhere herein. Effective April 15, 2009, the Company executed amendments to the Secured Credit Facilities which, among other things, relaxed the interest coverage ratio covenant contained therein through fiscal 2012. In connection with the amendments, the Company prepaid $20 million of the principal balance outstanding under the term loan, paid fees of approximately $1.9 million, and agreed to increase the rate of interest on outstanding loans by 200 basis points annually. Any future amendments or waivers could result in additional fees or rate increases.

     Based on the Company’s current working capital and its operating plans, management believes the Company can comply with the amended financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     Failure to comply with the financial covenants contained in the Secured Credit Facilities, or the occurrence or failure to occur of certain events, would cause the Company to default under the facilities. The Company would attempt to negotiate waivers of any such default, should one occur. There can be no assurance that the Company would be able to negotiate any such waivers, and the costs or conditions associated with any such waivers could be significant. In the absence of a waiver of, or forbearance with respect to, any such default, the Company’s lenders would be able to exercise their rights under the credit agreement including, but not limited to, accelerating maturity of outstanding indebtedness and asserting their rights with respect to the collateral. Acceleration of the maturity of indebtedness under the Secured Credit Facilities could have a material adverse effect on the Company’s financial position, results of operations and cash flows. In the event that credit under the Secured Credit Facilities were not available to the Company, there can be no assurance that alternative sources of credit would be available to the Company or, if they are available, under what terms or at what cost.

Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted FAS 161 as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of FAS 161 did not have any effect on the Company’s financial position or results of operations. See Note 12 to the consolidated financial statements appearing elsewhere herein for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted FAS 157 with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of FAS 157 did not have any material effect on the Company’s financial position or results of operations. See Note 11 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurements.

     In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FAS 165 prospectively during the quarter ended August 2, 2009. The Company performed an evaluation of events through September 3, 2009, the date which the financial statements were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended August 2, 2009.

     In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires ongoing assessments to determine whether an entity is a variable interest entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the Company in fiscal 2011. The Company currently is evaluating the effect, if any, of adoption of FAS 167 on its financial position, results of operations and disclosures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

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

     As of August 2, 2009, the Company had approximately $54.2 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $600,000. The hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while resulting in no increase in interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 5 and 12, respectively, to the consolidated financial statements appearing elsewhere herein.

Currency Risk

     The substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. The Company’s investment in its franchisee operating in Mexico exposes the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in U.S. dollars, changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s royalty revenues. In recent quarters, the U.S. dollar generally has strengthened relative to many other currencies, which has adversely affected International Franchise revenue. Because royalty revenues are derived from a relatively large number of foreign countries, and royalty revenues are not highly concentrated in a small number of such countries, the Company believes that the relatively small size of any currency hedging activities would adversely affect the economics of hedging strategies and, accordingly, the Company historically has not attempted to hedge these exchange rate risks.

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

     The Company operates a large fleet of delivery vehicles and is exposed to the effects of changes in gasoline prices. In the first six months of fiscal 2010, the Company began periodically using futures and options on futures to hedge a portion of its exposure to rising gasoline prices.

Commodity Derivatives Outstanding at August 2, 2009

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of August 2, 2009, all of which mature in fiscal 2010, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	310,000 bu.	$ 6.17/bu.	$1,914	$(51)
Gasoline	126,000 gal.	$ 1.28/gal.	$161	83
				$32

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate price risk. In addition, the portion of the Company’s anticipated future commodity requirements that are subject to such contracts vary from time to time. Prices for wheat and soybean oil have been volatile in the past two years and traded at record high prices during fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities during the first six months of fiscal 2010, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

Sensitivity to Price Changes in Agricultural Commodities

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients.

	Approximate	Approximate Range		Approximate Annual
	Anticipated Fiscal 2010	of Prices Paid In	Hypothetical Price	Effect Of Hypothetical
Ingredient	Purchases	Fiscal 2009	Increase	Price Increase
				(In thousands)
Flour	74.0 million lbs.	$0.179 – $0.268/lb.	$ 0.01/lb.	$ 740
Shortening	34.4 million lbs.	$0.466 – $0.746/lb.	$ 0.01/lb.	344
Sugar	60.6 million lbs.	$0.280 – $0.295/lb.	$ 0.01/lb.	606

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of August 2, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended August 2, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Legal Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings. Except as described below with respect to the TAG litigation, the Company cannot predict the likelihood of an unfavorable outcome with respect to the these matters, or the amount or range of potential loss with respect to them and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company. TAG alleges that the Company acted improperly by failing to execute a written contract between the companies and claims damages for breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG seeks approximately $1 million in actual damages as well as punitive and treble damages. The Court has stayed this matter because the parties are engaged in settlement negotiations. During the three months ended August 2, 2009, the Company accrued a liability of approximately $150,000 for potential settlement of this matter.

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. The Company has cooperated with the County's investigation and has conducted its own investigation of the sewer system and the causes of any alleged damage. On February 12, 2009, the County notified the Company that it believed the Company's wastewater discharge from the commissary was the cause of the alleged damage, and demanded payment from the Company of approximately $2.0 million. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County seeks repair and replacement costs as well as approximately $18 million in civil penalties from the Company. The Company disputes that it is the cause of any alleged damage to the sewer system and intends to vigorously defend the lawsuit. On August 28, 2009, the Company filed counterclaims against the County under the citizen’s suit provisions of the Clean Water Act and state law, alleging that the County failed to properly design, construct, operate and maintain the sewer system. The Company seeks an injunction compelling the County to repair and reconnect the Company’s commissary to the sewer system, civil penalties, damages and attorneys’ fees. The Company also joined Prince William County, Virginia in its Clean Water Act claims because the sewer system flows into a treatment works operated by Prince William County.

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

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of shareholders of the Company was held on June 16, 2009 for the purpose of electing three Class I directors, voting on a proposed amendment to the Company’s 2000 Stock Incentive Plan to increase the number of shares issuable under the Plan and voting on ratification of the selection of the Company’s independent registered public accounting firm. The tables below show the results of the shareholders’ voting:

	Votes in
	Favor	Withheld
Election of Directors
James H. Morgan	58,769,301	1,130,869
Andrew J. Schindler	57,770,185	2,129,985
Togo D. West, Jr.	57,359,906	2,540,264

     As a result, each of the listed individuals was duly elected.

     The proposed amendment to the Company’s 2000 Stock Incentive Plan to increase the number of shares of common stock issuable over the term of the 2000 Stock Incentive Plan by 3 million shares received the following results and was approved:

22,017,231	Votes for approval
9,235,758	Votes against
3,620,071	Abstentions

     The proposal to ratify the selection of the Company’s independent registered public accounting firm for fiscal 2010 received the following results and was approved:

59,298,035	Votes for approval
430,754	Votes against
171,380	Abstentions

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787))

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	2000 Stock Incentive Plan (amended as of June 16, 2009) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 3, 2009	By:	/s/ James H. Morgan
	Name:	James H. Morgan
	Title:	Chief Executive Officer

Date: September 3, 2009	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer