Form 10-Q
period 2009-11-01
KRISPY KREME DOUGHNUTS INC
filed 2009-12-07
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2009
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

     Number of shares of Common Stock, no par value, outstanding as of November 29, 2009: 67,438,295.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. The Company’s fiscal year ends on the Sunday closest to January 31. References to fiscal 2010 and fiscal 2009 mean the fiscal years ended January 31, 2010 and February 1, 2009, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

  risks associated with the level of our indebtedness;

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	Nov. 1,	Feb. 1,
	2009	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,543	$35,538
Receivables	18,197	19,229
Accounts and notes receivable — equity method franchisees	684	1,019
Inventories	14,474	15,587
Deferred income taxes	106	106
Other current assets	10,448	4,327
Total current assets	62,452	75,806
Property and equipment	77,029	85,075
Investments in equity method franchisees	526	1,187
Goodwill	23,856	23,856
Other assets	9,279	9,002
Total assets	$173,142	$194,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$902	$1,413
Accounts payable	6,063	8,981
Accrued liabilities	33,465	29,222
Total current liabilities	40,430	39,616
Long-term debt, less current maturities	48,128	73,454
Deferred income taxes	106	106
Other long-term obligations	23,619	23,995

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	365,000	361,801
Accumulated other comprehensive loss	(331)	(913)
Accumulated deficit	(303,810)	(303,133)
Total shareholders’ equity	60,859	57,755
Total liabilities and shareholders’ equity	$173,142	$194,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues	$83,600	$94,338	$259,750	$292,216
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	74,369	87,143	222,595	264,926
General and administrative expenses	6,128	5,842	17,259	17,406
Depreciation and amortization expense	2,154	2,107	6,146	6,609
Impairment charges and lease termination costs	109	345	3,922	(648)
Other operating (income) and expense, net	207	213	474	626
Operating income (loss)	633	(1,312)	9,354	3,297
Interest income	10	65	38	287
Interest expense	(2,295)	(2,978)	(8,424)	(7,341)
Equity in losses of equity method franchisees	(393)	(335)	(506)	(685)
Other non-operating income and (expense), net	144	(921)	(356)	71
Income (loss) before income taxes	(1,901)	(5,481)	106	(4,371)
Provision for income taxes (benefit)	487	404	783	(613)
Net loss	$(2,388)	$(5,885)	$(677)	$(3,758)

Loss per common share:
Basic	$(.04)	$(.09)	$(.01)	$(.06)
Diluted	$(.04)	$(.09)	$(.01)	$(.06)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(677)	$(3,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,146	6,609
Deferred income taxes	(380)	(283)
Impairment charges	916	(109)
Accrued rent expense	(569)	(460)
Loss on disposal of property and equipment	599	344
Gain on disposal of interest in equity method franchisee	—	(931)
Impairment of investment in equity method franchisee	500	—
Unrealized (gain) loss on interest rate derivatives	537	(62)
Share-based compensation	3,448	4,263
Provision for doubtful accounts	40	534
Amortization of deferred financing costs	636	701
Equity in losses of equity method franchisees	506	685
Other	(137)	1,237
Change in assets and liabilities:
Receivables	1,225	2,243
Inventories	1,063	2,114
Other current and non-current assets	(241)	7
Accounts payable and accrued liabilities	2,105	(1,777)
Other long-term obligations	180	(588)
Net cash provided by operating activities	15,897	10,769
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,160)	(2,618)
Proceeds from disposals of property and equipment	156	427
Other investing activities	209	(46)
Net cash used for investing activities	(5,795)	(2,237)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(25,894)	(1,673)
Deferred financing costs	(954)	(434)
Proceeds from exercise of stock options	—	3,103
Repurchase of common shares (Note 10)	(249)	(2,069)
Net cash used for financing activities	(27,097)	(1,073)
Effect of exchange rate changes on cash	—	(19)
Net increase (decrease) in cash and cash equivalents	(16,995)	7,440
Cash and cash equivalents at beginning of period	35,538	24,735
Cash and cash equivalents at end of period	$18,543	$32,175

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT FEBRUARY 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income (loss):
Net loss for the nine months ended November 1,
2009				(677)	(677)
Foreign currency translation adjustment, net of
income taxes of $8			13		13
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $372			569		569
Total comprehensive loss					(95)
Cancellation of restricted shares	(52)	—			—
Share-based compensation (Note 10)	54	3,448			3,448
Repurchase of common shares (Note 10)	(47)	(249)			(249)
BALANCE AT NOVEMBER 1, 2009	67,467	$365,000	$(331)	$(303,810)	$60,859

BALANCE AT FEBRUARY 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income (loss):
Net loss for the nine months ended November 2,
2008				(3,758)	(3,758)
Foreign currency translation adjustment, net of
income taxes of $38			61		61
Unrealized loss on cash flow hedge, net of
income taxes of $14			(22)		(22)
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $259			397		397
Total comprehensive loss					(3,322)
Exercise of stock options	2,387	3,103			3,103
Cancellation of restricted shares	(113)	—			—
Share-based compensation (Note 10)	430	4,263			4,263
Repurchase of common shares (Note 10)	(546)	(2,069)			(2,069)
BALANCE AT NOVEMBER 2, 2008	67,528	$360,912	$517	$(302,830)	$58,599

Total comprehensive loss was $2.2 million and $5.7 million for the three months ended November 1, 2009 and November 2, 2008, respectively.

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

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation. During the three months ended November 1, 2009, the Company refranchised three stores in Northern California to a new franchisee. The aggregate sales price of the stores’ assets was approximately $1.1 million, which was evidenced by a promissory note bearing interest at 7% and payable in weekly installments equal to a percentage of the stores’ retail sales, secured by the all the assets of the three stores. The new franchisee is a variable interest entity of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the financial statements of the new franchisee for post-acquisition periods and has not recorded a divestiture of the three stores. In the future, should the Company no longer be the primary beneficiary of the new franchisee, the Company would be required to deconsolidate the financial statements of the franchisee and recognize a divestiture of the sold stores. Had a divestiture been recognized as of the sale date, the Company would have recognized a gain of approximately $1 million. Except for a guarantee (which dates from fiscal 2002) of 59% of the lease payments related to one of the three stores’ leases, the Company has no guarantee of any obligation of the new franchisee.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Numerator: net loss	$(2,388)	$(5,885)	$(677)	$(3,758)
Denominator:
Basic earnings per share - weighted average shares outstanding	67,612	66,794	67,354	65,587
Diluted earnings per share - weighted average shares outstanding
plus dilutive potential common shares	67,612	66,794	67,354	65,587

     Stock options and warrants with respect to 10.8 million and 10.4 million shares, as well as 1.3 million and 1.3 million unvested shares of restricted stock and restricted stock units, have been excluded from the computation of the number of shares used in the computation of diluted earnings per share for the three months ended November 1, 2009 and November 2, 2008, respectively, because the Company incurred a net loss for each of these periods and their inclusion would be antidilutive.

     Stock options and warrants with respect to 10.8 million and 10.6 million shares, as well as 1.2 million and 1.3 million unvested shares of restricted stock and restricted stock units have been excluded from the computation of the number of shares used in the computation of diluted earnings per share for the nine months ended November 1, 2009 and November 2, 2008, respectively, because the Company incurred a net loss for each of these periods and their inclusion would be antidilutive.

Recent Accounting Pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of this guidance did not have any effect on the Company’s financial position or results of operations. See Note 12 for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted newly issued FASB guidance with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted newly issued FASB guidance with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of this accounting guidance did not have any material effect on the Company’s financial position or results of operations. See Note 11 for additional information regarding fair value measurements.

     In May 2009, the FASB issued new guidance with respect to subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance prospectively during the second quarter ended August 2, 2009. The Company performed an evaluation of events through December 7, 2009, the date which the financial statements were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended November 1, 2009.

     In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments require an ongoing reconsideration of the identity of the VIE’s primary beneficiary, if any, and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The amended guidance is effective for the Company in the first quarter of fiscal 2011. The Company is evaluating the effects, if any, of adoption of this guidance on its financial position, results of operations and cash flows.

Note 2 — Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which has had a positive effect on the Company’s results of operations in fiscal 2010. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $15.9 million in the first nine months of fiscal 2010 and $10.8 million in the first nine months of fiscal 2009.

     The Company’s Secured Credit Facilities described in Note 5 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $48.8 million as of November 1, 2009 maturing in February 2014 and a $25 million revolving credit facility maturing in February 2013.

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

     Based on the Company’s current working capital and its operating plans, management believes the Company will be able to comply with the amended financial covenants and be able to meet its projected operating, investing and financing cash requirements.

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

Note 3 — Receivables

     The components of receivables are as follows:

	Nov. 1,	Feb. 1,
	2009	2009
	(In thousands)
Receivables:
Off-premises customers	$9,707	$10,413
Unaffiliated franchisees	10,142	11,573
Current portion of notes receivable	68	100
	19,917	22,086
Less — allowance for doubtful accounts:
Off-premises customers	(301)	(313)
Unaffiliated franchisees	(1,419)	(2,544)
	(1,720)	(2,857)
	$18,197	$19,229
Receivables from Equity Method Franchisees (Note 9):
Trade	$1,432	$1,268
Less — allowance for doubtful accounts	(748)	(249)
	$684	$1,019

     The allowance for doubtful accounts related to unaffiliated franchisees decreased from February 1 to November 1, 2009 principally due to improved payment performance and reduced credit exposure with respect to certain franchisees and, to a lesser extent, chargeoffs.

Note 4 — Inventories

     The components of inventories are as follows:

	Nov. 1,	Feb. 1,
	2009	2009
	(In thousands)
Raw materials	$5,383	$5,625
Work in progress	79	6
Finished goods	3,749	4,905
Purchased merchandise	5,171	4,936
Manufacturing supplies	92	115
	$14,474	$15,587

Note 5 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	Nov. 1,	Feb. 1,
	2009	2009
	(In thousands)
Secured Credit Facilities	$48,754	$74,416
Capital lease obligations	276	451
	49,030	74,867
Less: current maturities	(902)	(1,413)
	$48,128	$73,454

     In February 2007, the Company closed secured credit facilities totaling $160 million (as amended, the “Secured Credit Facilities”). The facilities then consisted of a $50 million revolving credit facility maturing in February 2013 (the “Revolver”) and a $110 million term loan maturing in February 2014 (the “Term Loan”). The Secured Credit Facilities are secured by a first lien on substantially all the assets of the Company.

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the Term Loan. Additionally, during the third quarter of fiscal 2010, the Company made a discretionary prepayment of $5 million of the principal balance outstanding under the Term Loan.

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

     The Term Loan currently is payable in quarterly installments of approximately $156,000 and a final installment equal to the remaining principal balance in February 2014. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt incurrences, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of November 1, 2009, the consolidated leverage ratio was required to be not greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.2 to 1.0. As of November 1, 2009, the Company’s consolidated leverage ratio was approximately 2.2 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.1 to 1.0. The maximum consolidated leverage ratio declines after fiscal 2010 and the minimum consolidated interest coverage ratio increases during the balance of fiscal 2010 and thereafter, as set forth in the following tables:

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

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations, plus the sum of interest expense (net of interest income), income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling four-quarter period and the sum of non-cash credits. Effective in April 2009, “net interest expense” excludes amounts paid under the interest rate derivative contracts described below. In addition, the Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $15.0 million as of November 1, 2009, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The maximum additional borrowing available to the Company as of November 1, 2009 was approximately $10 million.

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

Note 6 — Commitments and Contingencies

Pending Legal Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings. Except as described below, the Company cannot predict the likelihood of an unfavorable outcome with respect to the these matters, or the amount or range of potential loss with respect to them and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG sought approximately $1 million in actual damages as well as punitive and treble damages. The Company believes settlement negotiations among the parties are nearly complete. The accompanying balance sheet as of November 1, 2009 reflects an accrued liability of approximately $150,000 for potential settlement of this matter, which was recorded in the second quarter of fiscal 2010.

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County sought from the Company repair and replacement costs of approximately $2 million and civil penalties of approximately $18 million. The Company removed the case to the U.S. District Court for the Eastern Division of Virginia, and in December 2009 the parties reached an agreement to resolve the litigation. During the quarter ended November 1, 2009, the Company recorded a provision of $750,000 for the settlement of this matter, which is included in Company Stores direct operating expenses.

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

   California Wage/Hour Litigation

     The Company is a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs seek class action status and unspecified damages on behalf of a putative class of approximately 35 persons. Discovery in the case is substantially complete, and court-ordered mediation currently is scheduled for January 2010. The Company intends to vigorously defend the case.

Other Legal Matters

     The Company is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $4.0 million at November 1, 2009 and are summarized in Note 9. These guarantees require payment by the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $2.6 million as of November 1, 2009 and $2.7 million as of February 1, 2009, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. The Company made payments totaling approximately $650,000 related to guarantees of franchisee obligations during fiscal 2009. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at November 1, 2009, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

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

Note 7 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Impairment charges:
Impairment of long-lived assets	$178	$39	$1,398	$(109)
Recovery from bankruptcy estate of former subsidiary	(482)	—	(482)	—
Total impairment charges	(304)	39	916	(109)
Lease termination costs:
Provision for termination costs	631	522	3,964	279
Less — reversal of previously recorded deferred rent
expense	(218)	(216)	(958)	(818)
Net provision	413	306	3,006	(539)
	$109	$345	$3,922	$(648)

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the three and nine months ended November 1, 2009, the Company recorded impairment charges related to long-lived assets to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the three months ended November 1, 2009, the Company received $482,000 of cash proceeds from the bankruptcy estate of Freedom Rings, LLC (“Freedom Rings”), a former subsidiary which filed for bankruptcy in the third quarter of fiscal 2006. During fiscal 2006, the Company recorded impairment provisions related to long-lived assets of Freedom Rings under the assumption that there would be no recovery from the Freedom Rings bankruptcy estate. Had any such recovery been assumed, the impairment charges would have been reduced by the amount of the assumed recovery. Accordingly, the amount recovered in the third quarter of fiscal 2010 has been reported as a credit to impairment charges in the accompanying statement of operations.

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$2,428	$2,381	$1,880	$2,837
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	212	177	2,427	380
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	372	289	1,395	(269)
Accretion of discount	47	56	142	168
Total provision	631	522	3,964	279
Proceeds from assignment of leases	62	—	62	748
Payments on unexpired leases, including settlements with
lessors	(1,344)	(488)	(4,129)	(1,449)
Total reductions	(1,282)	(488)	(4,067)	(701)
Balance at end of period	$1,777	$2,415	$1,777	$2,415

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

     Through fiscal 2009, the Company reported its results of operations of its franchise business as a single business segment. In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of FASB guidance on disclosures about segments of an enterprise and related information. The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the three and nine months ended November 2, 2008 have been restated to conform to the new disaggregated segment presentation.

     The following table presents the results of operations of the Company’s operating segments for the three and nine months ended November 1, 2009 and November 2, 2008. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Company Stores	$60,020	$64,708	$185,730	$201,961
Domestic Franchise	1,945	1,882	5,798	6,177
International Franchise	3,583	4,511	11,267	13,355
KK Supply Chain:
Total revenues	39,314	46,747	121,926	143,724
Less - intersegment sales eliminations	(21,262)	(23,510)	(64,971)	(73,001)
External KK Supply Chain revenues	18,052	23,237	56,955	70,723
Total revenues	$83,600	$94,338	$259,750	$292,216

Operating income (loss):
Company Stores	$(1,380)	$(4,470)	$2,951	$(8,985)
Domestic Franchise	811	1,157	2,425	3,800
International Franchise	2,117	3,031	6,495	8,728
KK Supply Chain	5,549	5,449	19,375	17,440
Unallocated general and administrative expenses	(6,355)	(6,134)	(17,970)	(18,334)
Impairment charges and lease termination costs	(109)	(345)	(3,922)	648
Total operating income (loss)	$633	$(1,312)	$9,354	$3,297

Depreciation and amortization expense:
Company Stores	$1,694	$1,548	$4,709	$4,854
Domestic Franchise	14	21	57	64
International Franchise	—	—	—	—
KK Supply Chain	219	248	669	765
Corporate administration	227	290	711	926
Total depreciation and amortization expense	$2,154	$2,107	$6,146	$6,609

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 9 — Investments in Equity Method Franchisees

     As of November 1, 2009, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	November 1, 2009
	Company	Investment
	Ownership	and	Trade	Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$451	$1,389
Kremeworks Canada, LP	24.5%	—	23	—
Krispy Kreme of South Florida, LLC	35.3%	—	159	2,569
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	526	799	—
		1,426	1,432	$3,958
Less: reserves and allowances		(900)	(748)
		$526	$684

	February 1, 2009
	Company	Investment		Loan and
	Ownership	and	Trade	Lease
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$378	$1,754
Kremeworks Canada, LP	24.5%	—	16	—
Krispy Kreme of South Florida, LLC	35.3%	—	38	7,256
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,187	836	—
		2,087	1,268	$9,010
Less: reserves and allowances		(900)	(249)
		$1,187	$1,019

     The guarantees at November 1, 2009 consist entirely of loan guarantees. As of February 1, 2009, the aggregate loan and lease guarantees consisted of $3.5 million of loan guarantees and $5.5 million of lease guarantees. The loan guarantee amounts were determined based upon the principal amount outstanding under the related loan and the lease guarantee amounts were determined based upon the gross amount of remaining lease payments.

     Current liabilities at November 1, 2009 and February 1, 2009 include accruals for potential payments under loan guarantees of approximately $2.6 million and $2.7 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). KKSF incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. In the first quarter of fiscal 2010, KKSF completed a transaction which resulted in the Company’s release from a lease guarantee for which the Company’s potential obligation was approximately $5.5 million, but which increased the Company’s guarantee of KKSF debt obligations by approximately $1.0 million. There was no liability reflected in the financial statements for other guarantees of equity method franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees. KKSF’s unaudited revenues, operating income and net income based upon information provided by the franchisee were $2.6 million, $220,000, and $170,000, respectively, for the three months ended November 1, 2009 and $8.5 million, $1.3 million and $1.1 million, respectively, for the nine months then ended.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), whose results of operations and operating cash flow have declined and, although Kremeworks has paid all interest, fees and scheduled amortization of principal due under its bank indebtedness, it failed to comply with certain financial covenants related to such indebtedness, a portion of which matured, by its terms, in January 2009. The Company has guaranteed 20% of such indebtedness. During the third quarter of fiscal 2010, Kremeworks completed an amendment to its debt agreement which, among other things, waived the defaults related to the failure to comply with the financial covenants and extended the maturity of the indebtedness until July 2010. In connection with that amendment, the Company and the majority owner of Kremeworks (which also is a guarantor of the indebtedness) made capital contributions to Kremeworks in the aggregate amount of $500,000, the proceeds of which were used to prepay a portion of the indebtedness. The Company’s portion of this capital contribution was $125,000. The aggregate amount of Kremeworks indebtedness as of November 1, 2009 was approximately $6.9 million, of which approximately $1.4 million is guaranteed by the Company. The amendment also requires Kremeworks to make an additional prepayment of principal in the amount of $500,000 on or before December 31, 2009, which could necessitate additional capital contributions to Kremeworks.

     The Company has a $900,000 note receivable from Kremeworks which is subordinate to the Kremeworks bank indebtedness. The note arose from cash advances made by the Company to Kremeworks in fiscal 2005 and earlier years. During the quarter ended November 2, 2008, the Company established a reserve equal to the entire $900,000 balance of its note receivable in recognition of the uncertainty surrounding its ultimate collection, the charge related to which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. Kremeworks’ unaudited revenues, operating loss and net loss for the three and nine month periods ending November 1, 2009 and November 2, 2008, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Revenues	$3,933	$4,344	$13,015	$13,902
Operating loss	(681)	(583)	(1,506)	(950)
Net loss	(785)	(807)	(1,832)	(1,676)

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), whose operating results have been adversely affected by economic weakness in that country. The franchisee also has been adversely affected by a decline in the value of the country’s currency relative to the U.S. dollar, which has made the cost of goods imported from the U.S. more expensive, and which has increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. During the second quarter of fiscal 2010, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 during that period to reduce the carrying value of the investment in KK Mexico to its estimated fair value of $700,000. Such charge is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during the nine months ended November 1, 2009, the Company increased its bad debt reserve related to KK Mexico by approximately $500,000, of which approximately $120,000 and $380,000 is included in KK Supply Chain and International Franchise direct operating expenses, respectively; such reserve at November 1, 2009 is equal to the Company’s aggregate receivables from this franchisee. KK Mexico’s unaudited revenues, operating loss and net loss for the three and nine month periods ending November 1, 2009 and November 2, 2008, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Revenues	$3,110	$4,532	$8,849	$13,240
Operating loss	(470)	(76)	(553)	(222)
Net loss	(487)	(146)	(606)	(411)

Note 10 — Shareholders’ Equity

Share-Based Compensation for Employees

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values in accordance with FASB guidance related to SBP under which the fair value of SBP awards with respect to which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three and nine months ended November 1, 2009 and November 2, 2008 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(In thousands)
Costs charged to earnings related to:
Stock options	$378	$618	$844	$2,063
Restricted stock and restricted stock units	1,000	971	2,604	2,200
Total costs	$1,378	$1,589	$3,448	$4,263

Costs included in:
Direct operating expenses	$524	$620	$1,246	$1,659
General and administrative expenses	854	969	2,202	2,604
Total costs	$1,378	$1,589	$3,448	$4,263

     During the nine months ended November 1, 2009 and November 2, 2008, the Company permitted holders of restricted stock and restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. In addition, the terms of certain stock options granted under the Company’s 1998 Stock Option Plan which were exercised during the third quarter of fiscal 2009 provided that reimbursement of minimum required withholdings taxes and payment of the exercise price could, at the election of the optionee, be made by surrendering common shares acquired upon the exercise of such options. The aggregate fair value of common shares surrendered related to the vesting of restricted stock and restricted stock unit awards was $249,000 for the nine months ended November 1, 2009 and has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards and the exercise of stock options was $300,000 and $1.8 million, respectively, for the nine months ended November 2, 2008, and the aggregate fair value of $2.1 million has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

Note 11 — Fair Value Measurements

Principles of Fair Value Measurements

     In the first quarter of fiscal 2009, the Company adopted newly issued FASB guidance with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted newly issued FASB guidance with respect to nonrecurring measurements of nonfinancial assets and liabilities.

     The accounting guidance for fair value measurements defines fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance is intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

     The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

     Adoption of this accounting guidance had no material effect on the Company’s financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 1, 2009.

	November 1, 2009
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$434	$—	$—
Liabilities:
Interest rate derivatives	$—	$1,256	$—
Commodity futures contracts	505	—	—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three and nine months ended November 1, 2009.

	Three Months Ended November 1, 2009
				Total gain
	Level 1	Level 2	Level 3	(loss)
	(In thousands)
Long-lived assets	$—	$2,838	$—	$(178)
Lease termination liabilities	—	212	—	6

	Nine Months Ended November 1, 2009
				Total gain
	Level 1	Level 2	Level 3	(loss)
	(In thousands)
Long-lived assets	$—	$5,768	$—	$(1,398)
Investment in Equity Method Franchisee	—	—	526	(500)
Lease termination liabilities	—	2,427	—	(1,469)

   Long-Lived Assets

     During the three and nine months ended November 1, 2009, long-lived assets having an aggregate carrying value of $3.0 million and $7.2 million, respectively, were written down to their estimated fair values of $2.8 million and $5.8 million, respectively, resulting in recorded impairment charges of $178,000 and $1.4 million, respectively, as described in Note 7. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Investment in Equity Method Franchisee

     During the nine months ended November 1, 2009, the Company concluded that a decline in the value of an Equity Method Franchisee was other than temporary and, accordingly, recorded a writedown in the second quarter of $500,000 to reduce the carrying value of the investment to its estimated fair value of $700,000 as described in Note 9. The fair value of the investment was estimated based upon a multiple of the investee’s current normalized trailing earnings before interest, income taxes and depreciation and amortization. These inputs are classified as Level 3 within the valuation hierarchy.

   Lease Termination Liabilities

     During the three and nine months ended November 1, 2009, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 7; such provisions were reduced by previously recorded deferred rent expense related to those stores. The fair value of these liabilities were computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy.

     The previously recorded deferred rent expense related to stores closed during the three months ended November 1, 2009 of $218,000 exceeded the $212,000 fair value of lease termination liabilities related to such stores, and such excess has been recorded as a credit to lease termination costs during the period. For the nine months ended November 1, 2009, the fair value of lease termination liabilities related to closed stores of $2.4 million exceeded the $958,000 of previously recorded deferred rent expense related to such stores, and such excess has been reflected as a charge to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of November 1, 2009 and February 1, 2009 were as follows:

	Nov. 1, 2009		Feb. 1, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Assets
Cash and cash equivalents	$18,543	$18,543	$35,538	$35,538
Trade receivables	18,197	18,197	19,229	19,229
Receivables from Equity Method Franchisees	684	684	1,019	1,019

Liabilities:
Accounts payable	6,063	6,063	8,981	8,981
Interest rate derivative instruments	1,256	1,256	2,348	2,348
Commodity futures contracts	505	505	—	—
Long-term debt (including current maturities)	49,030	47,314	74,867	58,022

Note 12 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations and utilizes derivative instruments as part of its management of commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties. The Company did not have any significant exposure to any individual counterparty at November 1, 2009.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At November 1, 2009, the Company had commodity derivatives with an aggregate contract volume of 755,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

     These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as defined in FASB guidance related to accounting for derivative instruments and hedging activities) in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affects earnings, or earlier upon a determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $275,000 and $940,000 for the three and nine months ended November 1, 2009, respectively, and $320,000 and $655,000 for the three and nine months ended November 2, 2008, respectively. Accumulated other comprehensive income as of November 1, 2009 includes a remaining unamortized accumulated loss related to these derivatives of $219,000 (net of income taxes of $143,000).

     The counterparties to the interest rate derivatives are also lenders under the Secured Credit Facilities described in Note 5. Obligations under derivative instruments with counterparties that also are lenders under the Secured Credit Facilities are secured by the collateral that secures the Company’s obligations under the Secured Credit Facilities.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of November 1, 2009:

Derivatives Not Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Interest rate contracts	Other current assets	$—	Accrued liabilities	$1,256
Commodity futures contracts	Other current assets	—	Accrued liabilities	505
Total derivatives not designated as
hedging instruments		$—		$1,761

     The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended November 1, 2009, was as follows:

Derivatives Not Designated as	Location of Derivative Gain or (Loss)	Amount of Derivative Gain or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
		Three months ended	Nine months ended
		Nov. 1, 2009	Nov. 1, 2009
		(In thousands)
Interest rate contracts	Interest expense	$(118)	$(537)
Commodity futures contracts	Direct operating expenses	(278)	(676)
Total		$(396)	$(1,213)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts and packaged sweets. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme doughnut stores at which over 20 varieties of high-quality doughnuts, including the Company’s Original Glazed® doughnut, are made, sold and distributed together with complementary products, including a broad array of coffees and other beverages.

     As of November 1, 2009, there were 563 Krispy Kreme stores operated systemwide in the United States, Australia, Bahrain, Canada, Indonesia, Japan, Kuwait, Lebanon, Malaysia, Mexico, the Philippines, Puerto Rico, Qatar, Saudi Arabia, South Korea, Turkey, the United Arab Emirates and the United Kingdom. The ownership and location of those stores is as follows:

	Domestic	International	Total
Number of stores at November 1, 2009:
Company	84	—	84
	13	34	47
Franchise	8	1	9
	22	34	56
Total	2	1	3

     Of the 563 total stores, 265 were factory stores and 298 were satellite stores.

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

     In the first quarter of fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments, consistent with the provisions of FASB guidance on disclosures about segments of an enterprise and related information. The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for the three and nine months ended November 2, 2008 have been restated to conform to the new disaggregated segment presentation.

     Franchisees opened 66 stores and closed 20 stores in the first nine months of fiscal 2010, including 22 and five stores, respectively, in the third quarter of fiscal 2010. In addition, the Company refranchised three stores to a new franchisee during the third quarter of fiscal 2010. Royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents the Company’s operating results for the three and nine months ended November 1, 2009 and November 2, 2008, expressed as a percentage of total revenues (percentage amounts may not add to totals due to rounding).

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	89.0	92.4	85.7	90.7
General and administrative expenses	7.3	6.2	6.6	6.0
Depreciation and amortization expense	2.6	2.2	2.4	2.3
Impairment charges and lease termination costs	0.1	0.4	1.5	(0.2)
Other operating (income) and expense, net	0.2	0.2	0.2	0.2
Operating income (loss)	0.8%	(1.4)%	3.6%	1.1%

     Data on the number of factory stores (including commissaries) appear in the table below.

	NUMBER OF FACTORY STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended November 1, 2009:
AUGUST 2, 2009	77	100	93	270
Opened	—	—	2	2
Closed	(3)	—	(2)	(5)
Converted to satellite stores	—	(2)	—	(2)
Transferred	(3)	3	—	—
NOVEMBER 1, 2009	71	101	93	265

Nine months ended November 1, 2009:
FEBRUARY 1, 2009	83	104	94	281
Opened	1	—	5	6
Closed	(9)	(3)	(6)	(18)
Converted to satellite stores	(1)	(3)	—	(4)
Transferred	(3)	3	—	—
NOVEMBER 1, 2009	71	101	93	265

Three months ended November 2, 2008:
AUGUST 3, 2008	88	111	87	286
Opened	—	—	7	7
Closed	(2)	(6)	(3)	(11)
Converted from satellite stores	—	2	—	2
Converted to satellite stores	—	—	—	—
Transferred	—	—	—	—
NOVEMBER 2, 2008	86	107	91	284

Nine months ended November 2, 2008:
FEBRUARY 3, 2008	97	118	80	295
Opened	—	1	15	16
Closed	(4)	(14)	(4)	(22)
Converted from satellite stores	—	2	—	2
Converted to satellite stores	(6)	(1)	—	(7)
Transferred	(1)	1	—	—
NOVEMBER 2, 2008	86	107	91	284

     Data on the number of satellite stores appear in the table below.

	NUMBER OF SATELLITE STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
Three months ended November 1, 2009:
AUGUST 2, 2009	12	33	233	278
Opened	2	2	18	22
Closed	(1)	—	(3)	(4)
Converted from factory stores	—	2	—	2
NOVEMBER 1, 2009	13	37	248	298

Nine months ended November 1, 2009:
FEBRUARY 1, 2009	10	28	204	242
Opened	4	7	54	65
Closed	(2)	(1)	(10)	(13)
Converted from factory stores	1	3	—	4
NOVEMBER 1, 2009	13	37	248	298

Three months ended November 2, 2008:
AUGUST 3, 2008	12	27	169	208
Opened	—	4	26	30
Closed	(1)	(1)	(9)	(11)
Converted from factory stores	—	—	—	—
Converted to factory stores	—	(2)	—	(2)
Transferred	—	—	—	—
NOVEMBER 2, 2008	11	28	186	225

Nine months ended November 2, 2008:
FEBRUARY 3, 2008	8	27	119	154
Opened	—	4	76	80
Closed	(2)	(3)	(9)	(14)
Converted from factory stores	6	1	—	7
Converted to factory stores	—	(2)	—	(2)
Transferred	(1)	1	—	—
NOVEMBER 2, 2008	11	28	186	225

     Data on the aggregate number of factory and satellite stores as of November 1, 2009 appear in the table below.

	NUMBER OF STORES
		DOMESTIC	INTERNATIONAL
	COMPANY	FRANCHISE	FRANCHISE	TOTAL
FACTORY STORES	71	101	93	265

SATELLITE STORES:
Hot shops	11	14	26	51
Fresh shops	2	23	158	183
Kiosks	—	—	64	64
Total satellite stores	13	37	248	298

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

     The table below presents average weekly sales per store (which represents, on a Company and systemwide basis, total sales of all stores divided by the number of operating weeks for both factory and satellite stores). In addition, the table presents fiscal 2010 systemwide average weekly sales per store on a pro forma basis assuming the average rate of exchange between the U.S. dollar and each of the foreign currencies in which the Company’s international franchisees conducts business had been the same in the three and nine months ended November 1, 2009 as in the three and nine months ended November 2, 2008. Store operating weeks represent, on a Company and systemwide basis, the aggregate number of weeks in the period that both factory and satellite stores were in operation.

	Three Months Ended		Nine Months Ended
	Nov. 1,	Nov. 2,	Nov. 1,	Nov. 2,
	2009	2008	2009	2008
	(Dollars in thousands)
Average weekly sales per store (1):
Company	$52.0	$49.9	$52.1	$51.0
Systemwide	$25.3	$29.5	$26.4	$32.6
Systemwide, exclusive of the effects of changes in foreign currency exchange rates	$25.3	NA	$27.3	NA
Store operating weeks:
Company	1,148	1,287	3,553	3,939
Systemwide	7,026	6,319	20,434	17,993
____________________

(1)	Excludes sales between Company and franchise stores.

THREE MONTHS ENDED NOVEMBER 1, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 2008

   Overview

     Systemwide sales for the third quarter of fiscal 2010 decreased approximately 4.7% compared to the third quarter of fiscal 2009. The systemwide sales decrease reflects a 3.2% decrease in franchisee store sales and a 7.2% decrease in Company store sales. Foreign currency exchange rates had no material effect on the change in aggregate systemwide sales or on the change in aggregate franchisee sales in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Systemwide average weekly sales per store are lower than Company average weekly sales per store principally because satellite stores, which generally have lower average weekly sales than factory stores, have to date been operated almost exclusively by franchisees. In addition, the increasing percentage of total stores that are satellite stores has the effect of reducing the overall systemwide average weekly sales per store.

   Revenues

     Total revenues decreased 11.4% to $83.6 million for the three months ended November 1, 2009 from $94.3 million for the three months ended November 2, 2008. The decrease was comprised of a 7.2% decrease in Company Stores revenues to $60.0 million, a 3.3% increase in Domestic Franchise revenues to $1.9 million, a 20.6% decrease in International Franchise revenues to $3.6 million, and a 22.3% decrease in KK Supply Chain revenues to $18.1 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$60,020	$64,708
Domestic Franchise	1,945	1,882
International Franchise	3,583	4,511
KK Supply Chain:
Total revenues	39,314	46,747
Less - intersegment sales eliminations	(21,262)	(23,510)
External KK Supply Chain revenues	18,052	23,237
Total revenues	$83,600	$94,338

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.8%	68.6%
Domestic Franchise	2.3	2.0
International Franchise	4.3	4.8
KK Supply Chain	21.6	24.6
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 7.2% to $60.0 million in the third quarter of fiscal 2010 from $64.7 million in the third quarter of fiscal 2009. The decrease reflects a 10.8% decline in store operating weeks, partially offset by a 4.2% increase in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 21 Company stores since the beginning of the third quarter of fiscal 2009. The Company continuously reviews the performance of its stores and may decide to refranchise or close additional locations.

     On-premises sales (which include fundraising sales) comprised approximately 47% and 45% of total Company Stores revenues in the third quarter of fiscal 2010 and 2009, respectively, with the balance comprised of off-premises sales.

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

	Three Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
ON-PREMISES:
Change in same store sales	5.1%	(1.3)%
OFF-PREMISES:
Change in average weekly number of doors	(11.4)%	(5.9)%
Change in average weekly sales per door	6.6%	(9.1)%

     On-premises same stores sales increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, generally reflecting an increase in customer traffic. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the testing of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors reflects a decrease in both the grocery/mass merchant channel and in the convenience store channel. The increase in average weekly sales per door reflects an increase in the grocery/mass merchant channel partially offset by a decrease in the convenience store channel. The Company is implementing strategies to increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Revenues. Domestic Franchise revenues consist principally of royalties payable to the Company by domestic franchisees based upon the franchisees’ sales. The components of Domestic Franchise revenues are as follows:

	Three Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
Royalties	$1,891	$1,828
Other	54	54
Total Domestic Franchise revenues	$1,945	$1,882

     Domestic royalty revenues increased slightly to $1.9 million in the third quarter of fiscal 2010 from $1.8 million in the third quarter of fiscal 2009. Sales by domestic franchise stores, as reported by the franchisees, were approximately $53 million in the third quarter of fiscal 2010 and $56 million in the third quarter of fiscal 2009.

     Domestic franchisees opened two stores in the third quarter of fiscal 2010. In addition, the Company refranchised three stores to a new franchisee during the third quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     International Franchise Revenues. International Franchise revenues consist principally of royalties payable to the Company by international franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by international franchisees. The components of International Franchise revenues are as follows:

	Three Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
Royalties	$3,165	$3,698
Development and franchise fees	418	813
Total International Franchise revenues	$3,583	$4,511

     International royalty revenues fell to $3.2 million in the third quarter of fiscal 2010 from $3.7 million in the third quarter of fiscal 2009. Sales by international franchise stores, as reported by the franchisees, were approximately $65 million in the third quarter of fiscal 2010 and $66 million in the third quarter of fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business had no material effect on the aggregate sales by international franchisees or aggregate international royalty revenues measured in U.S. dollars in the third quarter of fiscal 2010 compared to the third quarter of last year. The Company did not recognize as revenue approximately $559,000 and $96,000 of uncollected international royalties which accrued during the third quarter of fiscal 2010 and 2009, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     International development and franchise fees decreased $395,000 in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to fewer store openings by international franchisees in the third quarter of fiscal 2010 compared to the third quarter of last year.

     International franchisees opened 20 stores and closed five stores in the third quarter of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues before intersegment sales eliminations decreased 15.9% to $39.3 million in the third quarter of fiscal 2010 from $46.7 million in the third quarter of fiscal 2009. The decline in KK Supply Chain revenues reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2010 in order to pass along to Company and franchise stores reductions in KK Supply Chain’s cost of flour and shortening. The decrease in KK Supply Chain revenues also reflects lower unit sales of mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and domestic franchise stores. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain.

     Franchisees opened 22 stores and closed five stores in the third quarter of fiscal 2010. In addition, the Company refranchised three stores to a new franchisee during the third quarter of fiscal 2010. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 89.0% of revenues in the third quarter of fiscal 2010 compared to 92.4% of revenues in the third quarter of fiscal 2009. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Three Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$59,538	$67,429
Domestic Franchise	1,120	704
International Franchise	1,466	1,480
KK Supply Chain:
Total direct operating expenses	33,409	41,139
Less - intersegment eliminations	(21,164)	(23,609)
KK Supply Chain direct operating expenses, less intersegment eliminations	12,245	17,530
Total direct operating expenses	$74,369	$87,143

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	99.2%	104.2%
Domestic Franchise	57.6%	37.4%
International Franchise	40.9%	32.8%
KK Supply Chain (before intersegment eliminations)	85.0%	88.0%
Total direct operating expenses	89.0%	92.4%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 99.2% in the third quarter of fiscal 2010 from 104.2% in the third quarter of fiscal 2009. The decrease reflects, among other things, lower costs of doughnut mix and certain other ingredients resulting from price decreases instituted by KK Supply Chain in fiscal 2010 to reflect lower raw materials costs. While the cost of doughnut mix and other ingredients has been relatively stable in fiscal 2010, the Company’s cost of sugar will rise approximately 20% in the fourth quarter as a result of price increases resulting from the expiration of a favorable KK Supply Chain sugar supply contract. The Company estimates that the increase in the cost of sugar will increase Company stores’ cost of ingredients by approximately $2 million annually. Decreased delivery costs resulting from lower gasoline prices and improved route management and route consolidation favorably affected costs in the third quarter of fiscal 2010 compared to the third quarter of last year.

     Company Stores direct operating expenses for the third quarter of fiscal 2010 include a charge of $750,000 for the settlement of the environmental litigation described in Note 6 to the consolidated financial statements appearing elsewhere herein.

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

     Domestic Franchise Direct Operating Expenses. Domestic Franchise direct operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Domestic Franchise direct operating expenses rose in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, primarily due to increased resources devoted to the development and support of domestic franchisees.

     International Franchise Direct Operating Expenses. International Franchise direct operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs. International Franchise direct operating expenses were flat in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. International Franchise direct operating expenses include approximately $230,000 and $240,000 of bad debt expense in the three months ended November 1, 2009 and November 2, 2008, respectively, related to franchisee credit exposure.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 85.0% in the third quarter of fiscal 2010 from 88.0% in the third quarter of fiscal 2009. While the selling prices of doughnut mixes and shortening in the third quarter of fiscal 2010 were significantly lower than in the third quarter of fiscal 2009 as a result of lower raw materials costs, overall gross margins widened because the Company attempts to maintain the gross profit on sales of doughnut mixes relatively constant on a per unit basis. Among other things, cost reduction efforts also contributed to the reduction in direct operating expenses as a percentage of KK Supply Chain revenues.

   General and Administrative Expenses

     General and administrative expenses increased to $6.1 million, or 7.3% of total revenues, in the third quarter of fiscal 2010 from $5.8 million, or 6.2% of total revenues, in the third quarter of fiscal 2009. The increase in general and administrative expenses includes a provision of approximately $420,000 for incentive compensation in the third quarter of fiscal 2010 to reflect management’s current estimate of fiscal 2010 results (with an additional charge of approximately $340,000 included in direct operating expenses); there were no incentive compensation provisions for the third quarter of fiscal 2009. General and administrative expenses also increased in the third quarter of fiscal 2010 as a result of legal costs totaling approximately $870,000 associated with the environmental litigation discussed in Note 6 to the consolidated financial statements appearing elsewhere herein.

     General and administrative expenses include professional fees and other costs associated with certain securities litigation and related investigations, including costs arising from the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with those matters. Those costs and expenses were approximately $400,000 and $150,000 in the third quarter of fiscal 2010 and fiscal 2009, respectively. Except for one remaining matter with respect to which the Company is the plaintiff and the final determination of plaintiffs’ legal counsel fees with respect to settled shareholder derivative claims, these matters have been resolved, and the Company does not anticipate that future costs associated with these matters will be significant.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $109,000 in the third quarter of fiscal 2010 compared to $345,000 in the third quarter of fiscal 2009.

     Impairment charges related to long-lived assets was $178,000 in the third quarter of fiscal 2010. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. In addition to the foregoing, impairment charges for the third quarter of fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary which filed for bankruptcy in the third quarter of fiscal 2006, as more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein.

     In the third quarter of fiscal 2010, the Company recorded lease termination costs of $413,000 compared to $306,000 in the third quarter of fiscal 2009. Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of deferred rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of these refranchisings. In the third quarter of fiscal 2010, the Company refranchised three operating Company stores to a new franchisee, as more fully described under Basis of Consolidation in Note 1 to the consolidated financial statements appearing elsewhere herein.

      The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Expense

     Interest expense was $2.3 million in the third quarter of fiscal 2010 and $3.0 million in the third quarter of fiscal 2009. Interest expense accruing on outstanding indebtedness was $1.7 million in the third quarter of fiscal 2010 compared to $1.9 million in the third quarter of fiscal 2009. The decrease is primarily due to the reduction in the past year in the outstanding principal balance of the Term Loan described in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense resulting from the reduced principal balance of the term loan was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the Company’s credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually.

     Interest expense for the third quarter of fiscal 2010 and fiscal 2009 reflects charges of approximately $118,000 and $582,000, respectively, resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the period in which the forecasted transaction (interest expense on long-term debt) affect earnings, or earlier upon determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $275,000 and $320,000 for the three months ended November 1, 2009 and November 2, 2008, respectively.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $393,000 in the third quarter of fiscal 2010 compared to $335,000 in the third quarter of fiscal 2009. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the third quarter of fiscal 2009 includes a charge of approximately $900,000 to establish a reserve for collectability risk on a note receivable from an Equity Method Franchisee as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $487,000 in the third quarter of fiscal 2010 compared to $404,000 in the third quarter of fiscal 2009. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently.

   Net Loss

     The Company reported a net loss of $2.4 million for the three months ended November 1, 2009 compared to a net loss of $5.9 million for the three months ended November 2, 2008.

NINE MONTHS ENDED NOVEMBER 1, 2009 COMPARED TO NINE MONTHS ENDED NOVEMBER 2, 2008

   Overview

     Systemwide sales for the first nine months of fiscal 2010 decreased approximately 8.2% compared to the first nine months of fiscal 2009. Exclusive of the effects of changes in foreign currency exchange rates, systemwide sales decreased approximately 5.0%. The systemwide sales decrease reflects an 8.3% decrease in franchisee store sales and an 8.0% decrease in Company stores sales. Adjusted to exclude the effects of changes in foreign currency exchange rates, franchisee sales decreased approximately 3.4%.

   Revenues

     Total revenues decreased 11.1% to $259.8 million for the nine months ended November 1, 2009 from $292.2 million for the nine months ended November 2, 2008. The decrease was comprised of an 8.0% decrease in Company Stores revenues to $185.7 million, a 6.1% decrease in Domestic Franchise revenues to $5.8 million, a 15.6% decrease in International Franchise revenues to $11.3 million, and a 19.5% decrease in KK Supply Chain revenues to $57.0 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(Dollars in thousands)
REVENUES BY BUSINESS SEGMENT:
Company Stores	$185,730	$201,961
Domestic Franchise	5,798	6,177
International Franchise	11,267	13,355
KK Supply Chain:
Total revenues	121,926	143,724
Less - intersegment sales eliminations	(64,971)	(73,001)
External KK Supply Chain revenues	56,955	70,723
Total revenues	$259,750	$292,216

PERCENTAGE OF TOTAL REVENUES:
Company Stores	71.5%	69.1%
Domestic Franchise	2.2	2.1
International Franchise	4.3	4.6
KK Supply Chain	21.9	24.2
Total revenues	100.0%	100.0%

     Company Stores Revenues. Company Stores revenues decreased 8.0% to $185.7 million in the first nine months of fiscal 2010 from $202.0 million in the first nine months of fiscal 2009. The decrease reflects a 9.8% decline in store operating weeks, partially offset by a 2.2% increase in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 26 Company stores since the end of fiscal 2008. The Company continuously reviews the performance of its stores and may decide to refranchise or close additional locations.

     On-premises sales (which include fundraising sales) comprised approximately 47% and 45% of total Company Stores revenues in the first nine months of fiscal 2010 and 2009, respectively, with the balance comprised of off-premises sales.

     The following table sets forth statistical data with respect to on- and off-premises sales by Company stores. The basis of presentation of these data is described under “Results of Operations — Three Months Ended November 1, 2009 Compared to Three Months Ended November 2, 2008 — Revenues — Company Stores Revenues” above.

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
ON-PREMISES:
Change in same store sales	4.2%	(1.3)%
OFF-PREMISES:
Change in average weekly number of doors	(11.0)%	(7.0)%
Change in average weekly sales per door	2.7%	(8.5)%

     On-premises same stores sales increased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, generally reflecting an increase in customer traffic partially offset by a lower average guest check. The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the testing of new products. In the off-premises distribution channel, the decrease in the average weekly number of doors reflects a decrease in both the grocery/mass merchant channel and in the convenience store channel. The increase in average weekly sales per door reflects an increase in the grocery/mass merchant channel partially offset by a decrease in the convenience store channel. The Company is implementing strategies to increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, and increased emphasis on relatively longer shelf-life products.

     Domestic Franchise Revenues. Domestic Franchise revenues consist principally of royalties payable to the Company by domestic franchisees based upon the franchisees’ sales. The components of Domestic Franchise revenues are as follows:

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
Royalties	$5,636	$5,999
Development and franchise fees	—	3
Other	162	175
Total Domestic Franchise revenues	$5,798	$6,177

     Domestic royalty revenues decreased to $5.6 million in the first nine months of fiscal 2010 from $6.0 million in the first nine months of fiscal 2009. Sales by domestic franchise stores, as reported by the franchisees, were approximately $165 million in the first nine months of fiscal 2010 and $181 million in the first nine months of fiscal 2009.

     Domestic franchisees opened seven stores and closed four stores in the first nine months of fiscal 2010. In addition, the Company refranchised three stores to a new franchisee during the first nine months of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     International Franchise Revenues. International Franchise revenues consist principally of royalties payable to the Company by international franchisees based upon the franchisees’ sales and initial franchise fees earned by the Company in connection with new store openings by international franchisees. The components of International Franchise revenues are as follows:

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
Royalties	$10,119	$11,264
Development and franchise fees	1,148	1,998
Other	—	93
Total International Franchise revenues	$11,267	$13,355

     International royalty revenues fell to $10.1 million in the first nine months of fiscal 2010 from $11.3 million in the first nine months of fiscal 2009. Sales by international franchise stores, as reported by the franchisees, were approximately $189 million in the first nine months of fiscal 2010 and $205 million in the first nine months of fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $19 million in the first nine months of fiscal 2010 compared to the first nine months of last year, which adversely affected international royalty revenues by approximately $1.1 million. Additionally, the Company did not recognize as revenue approximately $722,000 and $646,000 of international uncollected royalties which accrued during the first nine months of fiscal 2010 and 2009, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     International development and franchise fees decreased $850,000 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to fewer store openings by international franchisees in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

     International franchisees opened 59 stores and closed 16 stores in the first nine months of fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     KK Supply Chain Revenues. KK Supply Chain revenues before intersegment sales eliminations decreased 15.2% to $121.9 million in the first nine months of fiscal 2010 from $143.7 million in the first nine months of fiscal 2009. The most significant reason for the decrease in revenues was lower unit sales of mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and domestic franchise stores. The decline in KK Supply Chain revenues also reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in the first nine months of fiscal 2010 in order to pass along to Company and franchise stores reductions in KK Supply Chain’s cost of flour and shortening. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain.

     Franchisees opened 66 stores and closed 20 stores in the first nine months of fiscal 2010. In addition, the Company refranchised three stores to a new franchisee during the first nine months of fiscal 2010. A significant majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   Direct Operating Expenses

     Direct operating expenses, which exclude depreciation and amortization expense, were 85.7% of revenues in the first nine months of fiscal 2010 compared to 90.7% of revenues in the first nine months of fiscal 2009. Direct operating expenses by business segment (expressed in dollars and as a percentage of applicable segment revenues) are set forth in the table below. Such operating expenses are consistent with the segment operating income data set forth in Note 8 to the consolidated financial statements appearing elsewhere herein.

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(Dollars in thousands)
DIRECT OPERATING EXPENSES BY BUSINESS SEGMENT:
Company Stores	$177,686	$205,540
Domestic Franchise	3,316	2,313
International Franchise	4,772	4,627
KK Supply Chain:
Total direct operating expenses	101,629	125,809
Less - intersegment eliminations	(64,808)	(73,363)
KK Supply Chain direct operating expenses, less intersegment eliminations	36,821	52,446
Total direct operating expenses	$222,595	$264,926

DIRECT OPERATING EXPENSES AS A PERCENTAGE OF SEGMENT REVENUES:
Company Stores	95.7%	101.8%
Domestic Franchise	57.2%	37.4%
International Franchise	42.4%	34.6%
KK Supply Chain (before intersegment eliminations)	83.4%	87.5%
Total direct operating expenses	85.7%	90.7%

     Company Stores Direct Operating Expenses. Company Stores direct operating expenses as a percentage of Company Stores revenues decreased to 95.7% in the first nine months of fiscal 2010 from 101.8% in the first nine months of fiscal 2009. The decrease reflects, among other things, lower costs of doughnut mix and certain other ingredients resulting from price decreases instituted by KK Supply Chain in fiscal 2010 to reflect lower raw materials costs. While the cost of doughnut mix and other ingredients has been relatively stable in fiscal 2010, the Company’s cost of sugar will rise approximately 20% in the fourth quarter as a result of price increases resulting from the expiration of a favorable KK Supply Chain sugar supply contract. The Company estimates that the increase in the cost of sugar will increase Company stores’ cost of ingredients by approximately $2 million annually. Decreased delivery costs resulting from lower gasoline prices favorably affected costs in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

     Additionally during the first nine months of fiscal 2010, Company Stores direct operating expenses include a charge of $750,000 for the settlement of environmental litigation as described in Note 6 to the consolidated financial statements appearing elsewhere herein.

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

     Domestic Franchise Direct Operating Expenses. Domestic Franchise direct operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and allocated corporate costs. Domestic Franchise direct operating expenses rose in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to increased resources devoted to the development and support of domestic franchisees, a bad debt provision of approximately $165,000 related principally to a single domestic franchisee and to higher incentive compensation provisions.

     International Franchise Direct Operating Expenses. International Franchise direct operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs. International Franchise direct operating expenses increased slightly in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increase is primarily due to an increase in resources devoted to the development and support of franchisees outside the United States and to higher incentive compensation provisions. This increase was partially offset by a decrease in the bad debt provision to $630,000 in the first nine months of fiscal 2010 from $1.3 million in the first nine months of fiscal 2009.

     KK Supply Chain Direct Operating Expenses. KK Supply Chain direct operating expenses as a percentage of KK Supply Chain revenues before intersegment eliminations decreased to 83.4% in the first nine months of fiscal 2010 from 87.5% in the first nine months of fiscal 2009. A significant component of the decrease was a charge of approximately $1.7 million (approximately 1.2% of KK Supply Chain revenues before intersegment eliminations) in the first nine months of fiscal 2009 related to payments made by the Company to its former third-party freight consolidator which were improperly not remitted to the freight carriers by the freight consolidator. The actions of the third-party freight consolidator, which filed for bankruptcy protection, resulted in a loss to the Company which the Company has not recovered.

     While the selling prices of doughnut mixes and shortening in the first nine months of fiscal 2010 were significantly lower than in the first nine months of fiscal 2009 as a result of lower raw materials costs, overall gross margins widened because the Company attempts to maintain the gross profit on sales of doughnut mixes relatively constant on a per unit basis. Among other things, cost reduction efforts also contributed to the reduction in direct operating expenses as a percentage of KK Supply Chain revenues.

     In addition, KK Supply Chain direct operating expenses include a net credit of approximately $860,000 to the bad debt provision in the first nine months of fiscal 2010 compared to a net credit of approximately $730,000 in the first nine months of fiscal 2009. The net credits principally reflect sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees and, in the first nine months of fiscal 2009, a recovery of receivables previously written off. Net credits to the bad debt provision do not occur on a regular basis.

   General and Administrative Expenses

     General and administrative expenses were $17.3 million, or 6.6% of total revenues, in the first nine months of fiscal 2010 compared to $17.4 million, or 6.0% of total revenues, in the first nine months of fiscal 2009. General and administrative expenses in the first nine months of fiscal 2010 include approximately $1.9 million of incentive compensation provisions to reflect management’s current estimate of fiscal 2010 results (with an additional charge of approximately $1.6 million included in direct operating expenses); there were no incentive compensation provisions for the first nine months of fiscal 2009.

     General and administrative expenses include professional fees and other costs associated with certain securities litigation and related investigations, including costs arising from the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with those matters. Those costs and expenses were a net credit of approximately $600,000 in the first nine months of fiscal 2010 and a charge of approximately $1.1 million in the first nine months of fiscal 2009. The net credit in the first nine months of fiscal 2010 reflects a one-time insurance reimbursement of approximately $1.2 million of costs incurred in prior periods in connection with such litigation and investigations. Except for one remaining matter with respect to which the Company is the plaintiff and the final determination of plaintiffs’ legal counsel fees with respect to settled shareholder derivative claims, these matters have been resolved, and the Company does not anticipate that future costs associated with these matters will be significant.

   Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $6.1 million in the first nine months of fiscal 2010 from $6.6 million in the first nine months of fiscal 2009. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $3.9 million in the first nine months of fiscal 2010 compared to a net credit of $648,000 in the first nine months of fiscal 2009.

     Impairment charges related to long-lived assets were $1.4 million in the first nine months of fiscal 2010. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the nine months ended November 1, 2009, the Company recorded impairment charges related to long-lived assets to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. In addition to the foregoing, impairment charges for the first nine months of fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in the third quarter of fiscal 2006, as more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein.

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

     In the first nine months of fiscal 2010, the Company recorded lease termination charges related to closed stores of approximately $3.0 million, compared to a net credit related to lease terminations of $539,000 in the first nine months of fiscal 2009. The charges in fiscal 2010 relate principally to terminations of two leases having rental rates substantially above current market levels. Changes in estimated sublease rentals on a closed store and the realization of proceeds on an assignment of another closed store lease resulted in the credit in the lease termination provision in the fiscal 2009 period. This credit, along with the reversal of previously recorded deferred rent associated with stores closed, partially offset by charges related to other closed store leases, resulted in a net credit in the provision for lease termination costs in the first nine months of fiscal 2009.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash gain recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal, no significant gain or loss was recognized as a result of these refranchisings. In the first nine months of fiscal 2010, the Company refranchised three operating Company stores to a new franchisee, as more fully described under Basis of Consolidation in Note 1 to the consolidated financial statements appearing elsewhere herein.

     The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Expense

     Interest expense increased to $8.4 million in the first nine months of fiscal 2010 from $7.3 million in the first nine months of fiscal 2009. Interest expense accruing on outstanding indebtedness was $5.3 million in the first nine months of fiscal 2010 compared to $5.5 million in the first nine months of fiscal 2009. The decrease is primarily due to the reduction in the past year in the outstanding principal balance of the Term Loan described in Note 5 to the consolidated financial statements appearing elsewhere herein. The reduction in interest expense resulting from the reduced principal balance of the term loan was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the Company’s credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually, as described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     In the first nine months of fiscal 2010, the Company charged to interest expense approximately $925,000 of fees and expenses associated with the April 2009 amendments to the Company’s secured credit facilities and expensed approximately $100,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $30 million to $25 million as described in Note 5 to the consolidated financial statements appearing elsewhere herein. In the first nine months of fiscal 2009, the Company charged to interest expense approximately $260,000 of fees and expenses associated with the April 2008 amendments to the Company’s credit facilities, and wrote off to interest expense approximately $290,000 of unamortized debt issuance costs associated with the reduction in the size of the Company’s revolving credit facility from $50 million to $30 million.

     Interest expense for the first nine months of fiscal 2010 reflects a charge of approximately $537,000 compared to a credit of approximately $62,000 for the first nine months of fiscal 2009 resulting from marking to market the Company’s liabilities related to interest rate derivatives. As more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for these derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the period in which the forecasted transaction (interest expense on long-term debt) affect earnings, or earlier upon determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $940,000 and $655,000 for the nine months ended November 1, 2009 and November 2, 2008, respectively.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $506,000 in the first nine months of fiscal 2010 compared to $685,000 in the first nine months of fiscal 2009. This caption represents the Company’s share of operating results of unconsolidated franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in the first nine months of fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded is other than temporary as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

     Other non-operating income and expense for the nine months ended November 2, 2008 includes a charge of $900,000 to establish a reserve for collectability risk on a note receivable from an Equity Method Franchisee as described in Note 9 to the consolidated financial statements appearing elsewhere herein.

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

   Provision for Income Taxes

     The provision for income taxes was $783,000 in the first nine months of fiscal 2010 compared to a benefit of $613,000 in the first nine months of fiscal 2009. Each of these amounts includes adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, as well as a provision for income taxes estimated to be payable currently. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during the first nine months of fiscal 2009, the Company recorded a credit of approximately $1.7 million to the provision for income taxes to reduce the Company’s accruals for uncertain tax positions.

   Net Loss

     The Company reported a net loss of $677,000 compared to a net loss of $3.8 million for the nine months ended November 1, 2009 and November 2, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2010 and 2009.

	Nine Months Ended
	Nov. 1,	Nov. 2,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$15,897	$10,769
Net cash used for investing activities	(5,795)	(2,237)
Net cash used for financing activities	(27,097)	(1,073)
Effect of exchange rate changes on cash	—	(19)
Net increase (decrease) in cash and cash equivalents	$(16,995)	$7,440

Cash Flows from Operating Activities

     Net cash provided by operating activities was $15.9 million and $10.8 million in the first nine months of fiscal 2010 and 2009, respectively. The increase in fiscal 2010 resulted primarily from improved financial results.

Cash Flows from Investing Activities

     Net cash used for investing activities was $5.8 million in the first nine months of fiscal 2010 and $2.2 million in the first nine months of fiscal 2009. An increase in capital expenditures from $2.6 million to $6.2 million, reflecting the construction of new stores and increased store refurbishment efforts in the first nine months of fiscal 2010, drove the increase in cash used for investing activities. The Company currently expects that capital expenditures in fiscal 2010 will range from $10 million to $13 million. The Company is currently marketing for sale certain stores closed or to be closed. Assets held for sale as of November 1, 2009 had a carrying value of approximately $5.6 million, which is included in other current assets in the accompanying consolidated balance sheet at that date.

Cash Flows from Financing Activities

     Net cash used for financing activities was $27.1 million in the first nine months of fiscal 2010, compared to $1.1 million in the first nine months of fiscal 2009. During the first nine months of fiscal 2010, the Company repaid approximately $25.9 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $900,000 of scheduled payments, a prepayment of $20 million on the term loan in connection with amendments to the Company’s credit facilities in April 2009 as described in Note 5 to the consolidated financial statements appearing elsewhere herein, and a discretionary prepayment of $5 million made on the term loan during the third quarter. During the first nine months of fiscal 2009, the Company repaid approximately $1.7 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $920,000 of scheduled payments and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. The Company paid approximately $1.9 million and $695,000 in fees to its lenders in the first nine months of fiscal 2010 and 2009, respectively, to amend its credit facilities. Of such aggregate amounts, $954,000 and $434,000, respectively, was capitalized as deferred financing costs, and the balance of approximately $925,000 and $260,000, respectively, was charged to interest expense.

     During the first nine months of fiscal 2010, employees surrendered common shares having an aggregate fair value of $249,000 to reimburse the Company for the minimum statutory withholding taxes paid by the Company on behalf of employees arising from the vesting of restricted stock awards. During the first nine months of fiscal 2009, the Company received $3.1 million in proceeds from the exercise of stock options. During the same period, current and former employees surrendered common shares having an aggregate fair value of $2.1 million to pay the exercise price of options exercised and to reimburse the Company for the minimum statutory withholding taxes paid by the Company on behalf of present and former employees arising from such exercise and from the vesting of restricted stock awards.

Business Conditions, Uncertainties and Liquidity

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, price increases in the Company Stores segment were not sufficient to fully offset steep rises in agricultural commodity costs in fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of these commodities, which has had a positive effect on the Company’s results of operations in fiscal 2010. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated net cash from operating activities of $15.9 million in the first nine months of fiscal 2010 and $10.8 million in the first nine months of fiscal 2009.

     The Company’s Secured Credit Facilities described in Note 5 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $48.8 million as of November 1, 2009 which matures in February 2014 and a $25 million revolving credit facility maturing in February 2013.

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

     Based on the Company’s current working capital and its operating plans, management believes the Company will be able to comply with the amended financial covenants and be able to meet its projected operating, investing and financing cash requirements.

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

Recent Accounting Pronouncements

     In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance as of February 2, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Adoption of this guidance did not have any effect on the Company’s financial position or results of operations. See Note 12 to the consolidated financial statements appearing elsewhere herein for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted newly issued FASB guidance with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted newly issued FASB guidance with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of this accounting guidance did not have any material effect on the Company’s financial position or results of operations. See Note 11 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurements.

     In May 2009, the FASB issued new guidance with respect to subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance prospectively during the second quarter ended August 2, 2009. The Company performed an evaluation of events through December 7, 2009, the date which the financial statements were issued, for the purpose of identifying events which required adjustment to, or disclosure in, the Company’s financial statements as of and for the period ended November 1, 2009.

     In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments require an ongoing reconsideration of the identity of the VIE’s primary beneficiary, if any, and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The amended guidance is effective for the Company in the first quarter of fiscal 2011. The Company is evaluating the effects, if any, of adoption of this guidance on its financial position, results of operations and cash flows.

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

     As of November 1, 2009, the Company had approximately $49.0 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in a decrease in the Company’s annual interest expense of approximately $600,000. The hypothetical rate increase would reduce amounts payable by the Company on the $60 million outstanding notional balance of interest rate derivatives, while resulting in no increase in interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Notes 5 and 12, respectively, to the consolidated financial statements appearing elsewhere herein.

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

     The Company operates a large fleet of delivery vehicles and is exposed to the effects of changes in gasoline prices. In the first nine months of fiscal 2010, the Company began periodically using futures and options on futures to hedge a portion of its exposure to rising gasoline prices.

Commodity Derivatives Outstanding at November 1, 2009

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of November 1, 2009, which mature in fiscal 2010 and fiscal 2011, is set forth in the table below.

		Weighted	Aggregate	Aggregate
		Average Contract Price	Contract Price	Fair
	Contract Volume	or Strike Price	or Strike Price	Value
(Dollars in thousands, except average prices)
Futures contracts:
Wheat	755,000 bu.	$5.85/bu.	$4,418	$(505)

     Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate price risk. In addition, the portion of the Company’s anticipated future commodity requirements that are subject to such contracts vary from time to time. Prices for wheat and soybean oil have been volatile in the past two years and traded at record high prices during fiscal 2009, although recent economic conditions have led to significant reductions in the market prices of agricultural and other commodities during the first nine months of fiscal 2010, including wheat and soybean oil. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of November 1, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended November 1, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Legal Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings. Except as described below, the Company cannot predict the likelihood of an unfavorable outcome with respect to the these matters, or the amount or range of potential loss with respect to them and, accordingly, no provision for loss with respect to these matters has been reflected in the consolidated financial statements.

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it seeks an accounting and constructive trust. In addition, the Company seeks a declaration that it does not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG sought approximately $1 million in actual damages as well as punitive and treble damages. The Company believes settlement negotiations among the parties are nearly complete. The accompanying balance sheet as of November 1, 2009 reflects an accrued liability of approximately $150,000 for potential settlement of this matter, which was recorded in the second quarter of fiscal 2010.

   Fairfax County, Virginia Environmental Litigation

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County sought from the Company repair and replacement costs of approximately $2 million and civil penalties of approximately $18 million. The Company removed the case to the U.S. District Court for the Eastern Division of Virginia, and in December 2009 the parties reached an agreement to resolve the litigation. During the quarter ended November 1, 2009, the Company recorded a provision of $750,000 for the settlement of this matter.

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

   California Wage/Hour Litigation

     The Company is a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs seek class action status and unspecified damages on behalf of a putative class of approximately 35 persons. Discovery in the case is substantially complete, and court-ordered mediation currently is scheduled for January 2010. The Company intends to vigorously defend the case.

Other Legal Matters

     The Company is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2009 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-97787))

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Employment Agreement, dated as of September 14, 2009, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 7, 2009	By:	/s/ James H. Morgan
		Name:	James H. Morgan
		Title:	Chief Executive Officer

Date: December 7, 2009	By:	/s/ Douglas R. Muir
		Name:	Douglas R. Muir
		Title:	Chief Financial Officer