Form 10-K
period 2010-01-31
KRISPY KREME DOUGHNUTS INC
filed 2010-04-15
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of August 2, 2009 was $205.5 million.

     Number of shares of Common Stock, no par value, outstanding as of March 26, 2010: 67,434,436.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders to be held on June 22, 2010 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008 mean the fiscal years ended January 30, 2011, January 31, 2010, February 1, 2009 and February 3, 2008, respectively. Please note that fiscal 2008 contained 53 weeks.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
  the quality of Company and franchise store operations;

  our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

  our relationships with our franchisees;

  our ability to implement our international growth strategy;

  our ability to implement our new domestic operating model;

  political, economic, currency and other risks associated with our international operations;

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

PART I

Item 1. BUSINESS.

Company Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts and packaged sweets. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme stores, at which over 20 varieties of high-quality doughnuts, including the Company’s Original Glazed® doughnut, are sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     The Company generates revenues from four segments: Company stores, domestic franchise stores, international franchise stores, and the KK Supply Chain. The revenues and operating income of each of these segments for each of the three most recent fiscal years is set forth in Note 17 to the Company’s consolidated financial statements appearing elsewhere herein.

     Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These stores sell doughnuts and complementary products through the on-premises and off-premises sales channels and come in two formats: factory stores and satellite stores. Factory stores have a doughnut-making production line, and many of them sell products through both on-premises and off-premises sales channels to more fully utilize production capacity. Satellite stores, which serve only on-premises customers, are smaller than most factory stores, and include the hot shop and fresh shop formats. As of January 31, 2010, there were 83 Company stores in 18 states and the District of Columbia, including 69 factory and 14 satellite stores.

     Domestic Franchise Stores. The Domestic Franchise segment consists of the Company’s domestic store franchise operations. Domestic franchise stores sell doughnuts and complementary products through the on-premise and off-premise sales channels in the same way and using the same store formats as in the Company Stores segment. As of January 31, 2010, there were 141 domestic franchise stores in 29 states, including 104 factory and 37 satellite stores.

     International Franchise Stores. The International Franchise segment consists of the Company’s international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel in the same way and using the same store formats as in the Company Stores segment, and also using a kiosk format. A portion of sales by the franchisees in the United Kingdom and in Australia are made to off-premises customers. As of January 31, 2010, there were 358 international franchise stores in 18 countries, including 95 factory and 263 satellite stores.

     KK Supply Chain. The KK Supply Chain produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies principally to Company-owned and domestic franchise stores.

     As of January 31, 2010, there were 224 Krispy Kreme stores operated domestically in 37 U.S. states and in the District of Columbia, and 358 shops in other countries around the world. Of the 582 total stores, 268 were factory stores and 314 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	83	—	83
Franchise stores	141	358	499
Total	224	358	582

     The Company and its franchisees sell products through two channels:
  On-premises sales: Sales to customers visiting Company and franchise factory and satellite stores, including sales made through drive-thru windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. A substantial majority of the doughnuts sold in our shops are consumed elsewhere.

  Off-premises sales: Sales of fresh doughnuts and packaged sweets primarily on a branded basis to a variety of retail customers, including convenience stores, grocery stores/mass merchants and other food service and institutional accounts. These customers display and resell the doughnuts from self-service display cases, and in packages merchandised on stand-alone display units. Products are delivered to customer locations by our fleet of delivery trucks operated by a commissioned employee sales force. Distribution through off-premises sales channels generally is limited to stores in the United States. Only a small minority of sales by international franchisees are made to off-premises customers.
Company History

     In 1933, Vernon Carver Rudolph, the founder of Krispy Kreme, went to work for his uncle, who had acquired a doughnut shop in Paducah, Kentucky from a French chef originally from New Orleans, which included, among other items, the rights to a secret yeast-raised doughnut recipe. In the mid 1930s, they decided to look for a larger market, and moved their operations to Nashville, Tennessee. Shortly thereafter, Mr. Rudolph acquired the business, together with his father and brother, and they soon opened shops in Charleston, West Virginia and Atlanta, Georgia. At this time, the business focused on selling doughnuts to local grocery stores.

     During the early summer of 1937, Mr. Rudolph decided to leave Nashville to open his own doughnut shop. Along with two friends, he set off in a 1936 Pontiac and arrived in Winston-Salem, North Carolina with $25 in cash, a few pieces of doughnut-making equipment, the secret recipe, and the name Krispy Kreme Doughnuts. They used their last $25 to rent a building across from Salem Academy and College in what is now called historic Old Salem.

     On July 13, 1937, the first Krispy Kreme doughnuts were made at the new Winston-Salem shop, with the first batch of ingredients purchased on credit. Mr. Rudolph was 21 years of age. Soon afterward, people began stopping by to ask if they could buy hot doughnuts right there on the spot. The demand was so great that Mr. Rudolph opened the shop for retail business by cutting a hole in the wall and selling doughnuts directly to customers, marking the beginning of Krispy Kreme’s restaurant business.

     In 1939, Mr. Rudolph registered the Krispy Kreme name with the United States Patent Office. The business grew rapidly and the number of shops grew, opened first by family members and later by licensees.

     In the 1950s and 1960s, steps were taken to mechanize the doughnut-making process. Proofing, cooking, glazing, screen loading, and cutting became entirely automatic. Most of these doughnut-making processes are still used by Krispy Kreme stores today, although they have been further modernized.

     Following Mr. Rudolph’s death, in May 1976 Krispy Kreme became a wholly-owned subsidiary of Beatrice Foods Company of Chicago, Illinois. In February 1982, a group of Krispy Kreme franchisees purchased Krispy Kreme from Beatrice Foods.

     With new leadership, a renewed focus on the hot doughnut experience became a priority for the Company and led to the birth of the Doughnut Theater®, in which the doughnut-making production line is visible to consumers, creating a multi-sensory experience unique to Krispy Kreme and which is an important distinguishing feature of our brand. The Company began to expand outside of the Southeast and opened its first store in New York City in 1996. Soon afterward, in 1999, the Company opened its first store in California and began its national expansion. In April 2000, Krispy Kreme held an initial public offering of common stock, and in December 2001, the Company opened its first international store, in Canada, and began its international expansion.

     When the Company turned 60 years old in 1997, Krispy Kreme’s place as a 20th century American icon was recognized by the induction of Company artifacts into the Smithsonian Institution’s National Museum of American History.

     The last decade of the 20th century and the early years of the 21st was a period of rapid growth in the number of stores and domestic geographic reach of Krispy Kreme, particularly following the April 2000 initial public offering. In many instances, the Company took minority ownership positions in new franchisees, both domestic and international. Enthusiasm for the brand generated very high average unit sales volumes as Krispy Kreme stores expanded into new geographic territories, and the Company generated significant earnings driven by the domestic store expansion. The initial success of a number of franchisees led the Company to reacquire several franchise markets in the United States in 2003 and early 2004, often at substantial premiums. By late 2003, average unit volumes began to fall as initial sales levels in many new stores proved to be unsustainable, which adversely affected earnings at both the Company and franchisees, leading to a period of retrenchment characterized by over 240 domestic store closings from 2004 through 2009. The Company’s revenues fell significantly during this period, principally as a result of store closings by the Company and by franchisees, and the Company incurred significant losses, including almost $300 million in impairment charges and lease termination costs over the past six years related principally to store closings and to the writeoff of goodwill from the franchise acquisitions.

     The decline in earnings and in the price of the Company’s shares, together with questions raised in the financial media about the Company’s accounting practices, led to the initiation of securities class action and shareholder derivative litigation and the commencement of investigations by various governmental entities. These events led to the formation by the Board of Directors of a Special Committee of newly elected independent directors in October 2004 to conduct an independent review and investigation of any and all issues raised by, among other things, the regulatory investigations and the shareholder derivative actions. Shortly thereafter, the Company announced that it would restate its financial results for multiple years, a process that was completed in April 2006. The Special Committee issued its report in August 2005, concluding, among other things, that top management had devoted too little attention to establishing accounting controls and an appropriate tone at the top, and too much attention to meeting Wall Street earnings expectations, including actions which strongly suggested an intention to manage earnings, and directing the Company to take remedial actions, including significant changes in corporate culture and governance. The Company has implemented all of those directives, and has remediated the 17 material weaknesses in its internal control over financial reporting that it identified in its initial report on internal control under the Sarbanes-Oxley Act. All persons who the Special Committee believed had any substantial involvement in or responsibility for the accounting errors left the Company in or before June 2005. All of the securities class action and shareholder derivative litigation and the governmental investigations have been concluded.

     While the 2004 through 2006 period was tumultuous in many respects, it was not without progress. In particular, the Company greatly increased its international development efforts. Those efforts, which are continuing, have resulted in the recruitment of new franchisees in 14 countries since the end of 2004, and those franchisees, together with existing franchisees in four other countries, have opened a cumulative net total of 337 Krispy Kreme stores since the end of 2004. As of January 31, 2010, of the 582 Krispy Kreme stores worldwide, 358 are operated by franchisees outside the United States. Many of those franchisees pioneered the development of new small Krispy Kreme shop formats which, in tandem with traditional factory stores or commissaries, serve as the prototype for the small shop business model and hub and spoke distribution system the Company currently is developing to serve domestic markets and reignite growth in the United States.

     Today, Krispy Kreme enjoys over 65% unaided brand awareness, and our Hot Krispy Kreme Original Glazed Now® sign is an integral contributor to the brand’s mystique. In addition, our Doughnut Theatres® in factory stores provide a multi-sensory introduction to the brand and reinforce the unique Krispy Kreme experience in 19 countries around the world.

Industry Overview

     Krispy Kreme operates within the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc.’s CREST®, which tracks consumer usage of the foodservice industry, QSR sales have grown at an annual rate of 3% over the past 10 years. The National Restaurant Association projects QSR sales to rise 3% in calendar 2010 from the $160 billion posted in calendar 2009.

     We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, high unemployment, low consumer confidence, tightened credit and other factors have taken their toll on consumers and their ability to increase spending, resulting in fewer visits to restaurants and related dollar growth. As a result, QSR sales may continue to be adversely impacted by the current recessionary environment or sharp increases in commodity or energy prices. The Company believes the potential for increased prices of agricultural products and energy are more likely to significantly affect its business than are economic conditions generally, because the Company believes its products are affordable indulgences that appeal to consumers in all economic environments.

     Our QSR competitors include Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as Tim Hortons and regionally and locally owned doughnut shops. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value.

     In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, foodservice and institutional accounts, and vending. Our off-premises competitors include makers of doughnuts and snacks sold through all of these off-premises sales channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, we compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s and Hostess, as well as regional brands.

     Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data are available. Information Resources, Inc. data indicate that, during calendar 2009, doughnut sales rose approximately 5% year-over-year in grocery stores and rose approximately 3% in convenience stores.

     Our international franchisees, which serve the on-premises market almost exclusively, compete against a broad set of global, regional and local retailers of doughnuts and treats such as Dunkin’ Donuts, Tim Hortons, Mister Donut and Donut King.

Krispy Kreme Brand Elements

     Krispy Kreme has several important brand elements which we believe have created a bond with many of our customers. The key elements are:

One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made based on a secret recipe that has been in our Company since 1937. We use premium ingredients, which are blended by our proprietary processing equipment in accordance with our standard operating procedures, to create this unique and very special product.

Doughnut Theater®. Our factory stores typically showcase our Doughnut Theater®, which is designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness by allowing them to see doughnuts being made.

Hot Krispy Kreme Original Glazed Now® sign. The Hot Krispy Kreme Original Glazed Now® sign, when illuminated, is a signal that our hot Original Glazed® doughnuts are being served. The Hot Krispy Kreme Original Glazed Now® sign is an impulse purchase generator and an integral contributor to our brand. Our Original Glazed® doughnuts are made for several hours every morning and evening, and at other times during the day at our factory stores. We also operate hot shops, which are satellite locations supplied with unglazed doughnuts from a nearby factory store or commissary. Hot shops use tunnel ovens to heat unglazed doughnuts throughout the day, which are then finished using the same glaze waterfall process used at traditional factory stores.

Sharing. Krispy Kreme doughnuts are a popular choice for sharing with friends, family, fellow workers and fellow students. Consumer research shows that approximately 75% of purchases at our domestic shops are for sharing occasions; and in Company stores, approximately 60% of retail transactions are for sales of one or more dozen doughnuts. The strength of our brand in shared-use occasions transcends international borders. Sales of dozens comprise a significant portion of shop sales transactions around the world, and the sharing concept is an integral part of our global marketing approach.

Community relationships. We are committed to local community relationships. Our store operators support their local communities through fundraising programs and sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

Strategic Initiatives

     We have developed a number of strategic initiatives designed to foster the Company’s growth and improve its profitability. The major initiatives to which we have devoted our efforts over the past two years, and which we expect to be the focus of our efforts in the next two years, are discussed below.

   Developing and Testing Small Shop Formats To Drive Sales and Profitability

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops to which we supply doughnuts from a nearby factory store in a hub and spoke distribution model, and shops that manufacture doughnuts but which are smaller and have less capacity than traditional factory stores. The objectives of the small retail shop model are, among other things:
  to stimulate an increase in on-premises sales of doughnuts and complementary products by increasing the number of retail distribution points to provide customers more convenient access to our products;

  to reduce the investment required to produce a given level of sales and reduce operating costs by operating smaller satellite stores instead of larger, more expensive factory stores;

  to achieve greater production efficiencies by centralizing doughnut production to minimize the burden of fixed costs;

  to achieve greater consistency of product quality through a reduction in the number of doughnut-making locations;

  to enable store employees to focus on achieving excellence in customer satisfaction and in-shop consumer experience; and

  to achieve sufficient store density to enable cost-effective use of broadcast media advertising to drive sales and introduce new menu items to consumers.

     We intend to focus development of Company stores in the Southeast in order to achieve economies of scale and minimize the geographic span of our Company store operations, and to develop the other domestic markets through franchising. We view successful development and demonstration of the small shop hub and spoke economic model as critical to attracting ongoing franchisee investment.

     We have completed initial market research in the following markets in the Southeast which we have targeted for development of Company stores in the near term: Piedmont Triad, Raleigh and Charlotte, North Carolina; Columbia, South Carolina; Lexington and Louisville, Kentucky; Nashville, Memphis and Knoxville, Tennessee; and Tidewater, Virginia. We believe there is an opportunity to build over 65 new Krispy Kreme Company shops in these markets.

     We chose these markets as our initial focus of small shop development because (1) they are markets in which our brand has been particularly successful; (2) they have an existing base of Krispy Kreme factory shops from which to build; and (3) the number of additional shops necessary to make use of broadcast media economically feasible is relatively small. By choosing markets with these characteristics, we hope to develop small shops and implement the hub and spoke model on a market-wide basis more rapidly than would be possible in larger markets. In addition, there are large population centers in the Southeast which we believe have the capacity to absorb a large number of new Company-owned Krispy Kreme shops, including Washington, D.C. and Atlanta. Moreover, successful development of small shop economic models could allow us to locate shops in smaller population towns and areas than has traditionally been possible, which could significantly increase the potential number of franchise stores nationwide.

     We opened six new small shops in fiscal 2010, and expect to open between seven and ten additional small shops in each of the next two fiscal years.

   Enhancing Our Focus on Shop Operations

     We believe that we can improve our shop operating margins by improving our operating methods; creating and deploying management tools, including labor cost and food cost management tools; enhancing our hospitality, service and cleanliness standards; and continuously training our people on new methods and standards. Our goal is to drive same store sales and operate our stores more efficiently through a focus on operating excellence and world class guest experience. Late in fiscal 2010, we implemented two new guest experience measures: a new mystery shopper assessment tool performed on a regular schedule, and a new guest reporting tool with industry norms that will allow us to compare ourselves to the best in the QSR industry.

   Developing, Testing and Deploying New Products

     Sales of doughnuts comprise over 88% of our retail sales. In addition to improving consumer convenience by expanding the number of shops in our markets, we need to develop and deploy a broader range of menu offerings to give consumers more reasons to visit Krispy Kreme shops and to improve our sales in relatively less busy dayparts. Toward that end, we are extensively testing a new semi-frozen concept, Kool Kreme® soft serve, and conducting initial testing of baked goods. Our goal for product diversification is to raise our on-premises average unit volumes by 10% by fiscal 2014, notwithstanding expected cannibalization from resulting from greater store density.

   Improving Our Off-Premises Business

     Over half of our Company shops’ sales are sales to grocers, mass merchants, convenience stores and other off-premises customers. We believe we have less pricing power to recover higher costs of agricultural commodities in the off-premises channel than we do in the on-premises channel, and we have the additional cost pressures associated with generally rising fuel costs and substantial product returns stemming from the relatively short shelf-life of our signature yeast-raised doughnut. We are focusing on introducing new longer shelf-life products and emphasizing marketing of existing long shelf-life products, as well as modernizing our delivery fleet, rationalizing delivery routes and enhancing customer service to improve the profitability of off-premises distribution.

     We believe the Krispy Kreme brand should be represented in off-premises distribution channels. Over time, we expect our off-premises product line to become increasingly differentiated from the products offered in our shops in order to improve the economics of this distribution channel.

   Building On Our Success Internationally

     Our international franchisees’ expansion in the past three years has been outstanding, with international stores growing from 123 to 358 and from 31% of our total store count to 62%. We have been devoting additional resources, principally people, to supporting the growth of our international franchisees, and we expect to devote even more resources to supporting international franchisees in the next two fiscal years. Krispy Kreme is now represented in 18 countries outside the United States, and we view the growth potential as virtually limitless, at least for the foreseeable future.

   Enhancing Franchisee Support

     The success of our franchisees is key to our success. We are devoting additional resources to franchisee operational support, both domestically and internationally, and we expect to expand the level of that support over the next two years. We are increasing the number of personnel devoted to helping our franchisees succeed, not only franchisee field support employees, but also additional personnel in the KK Supply Chain to more effectively and rapidly support an increasingly global business. In addition, many of the operational tools we are developing for our Company shops also can be deployed by our franchisees to improve their shop economics.

Company Stores Business Segment

     Our Company Stores segment is comprised of the operating activities of our Company-owned stores. These stores sell doughnuts and complementary products through the on-premises and off-premises sales channels described above under “Company Overview.” Expenses for this business segment include cost of goods sold, store level operating expenses along with direct general and administrative expenses, certain marketing costs and allocated corporate costs.

   Products

     Doughnuts and Related Products. We currently make and sell over 20 varieties of high-quality doughnuts, including our Original Glazed® doughnut. Most of our doughnuts, including the Original Glazed® doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. In recent years, we have introduced doughnuts in a variety of non-traditional shapes, which can be seasonally customized using icings and other toppings, including hearts, pumpkins, footballs, eggs and snowmen. In addition to specially shaped doughnuts, we periodically offer other doughnut varieties on a limited time offer basis. Generally, products for domestic stores are first tested in our Company stores and then rolled out to our franchise stores, although we have approved for testing at franchise locations new products which we believe are compatible with our brand image and which meet our demanding quality standards. Sales of doughnuts comprise approximately 88% of total retail sales, with the balance comprised principally of beverage sales.

     Many of the doughnut varieties we offer in our doughnut shops also are distributed through off-premises sales channels. In addition, we offer a number of products exclusively through off-premises channels, including honeybuns, fruit pies, mini-crullers, cupcakes and various chocolate enrobed products, generally packaged as individually wrapped snacks or packaged in snack bags. We also have introduced non-traditional packaging offerings for distribution through grocery stores, mass merchants and convenience stores. Sales of yeast-raised doughnuts comprise approximately 80% of total off-premises sales, with cake doughnuts and all other product offerings as a group each comprising approximately 10% of total off-premises sales.

     Complementary products. In fiscal 2009, we began initial testing of a new soft serve menu of traditional cones, shakes and sundaes paired with a variety of toppings. In fiscal 2010, we expanded our testing of the concept, called Kool Kreme® soft serve, into all of our new Company shops and into most existing shops in the markets in which the new shops are located. We expect to have the soft serve platform fully deployed in approximately 15 shops in four test markets by the spring of calendar 2010, which should position the product for meaningful consumer exposure over the summer months, supported by media and extensive promotional activity. Our Company store tests, combined with testing by two of our franchisees, will give us additional assessments of consumer acceptance on which to base a full rollout decision.

     We have also begun very limited in-store testing of baked goods, including sweet rolls, pecan rolls, muffins and bagels, and plan to expand this testing to franchisees in fiscal 2011.

     Beverages. We have a complete beverage program which includes drip coffees, both coffee-based and noncoffee-based frozen drinks, juices, sodas, milks, water and packaged and fountain beverages. In addition, many of our stores offer a complete line of espresso-based coffees, including flavors. We continue to seek to improve our beverage program and plan to launch a revamped coffee program late in fiscal 2011. Sales of beverages comprise approximately 11% of our total retail sales.

   Traditional Factory Store Format

     Historically, the Krispy Kreme business has been centered around large facilities which operated both as quick service restaurants and as consumer packaged goods distributors, with doughnut-making production lines located in each shop which served both the on-premises and off-premises distribution channels. The operation of these traditional factory stores tends to be complex, and their relatively high initial cost and their location in retail-oriented real estate results in a relatively high level of fixed costs which, in turn, results in high breakeven points. In recent years, we have been developing several new small shop formats to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores that are more convenient to our customers; reducing the initial store investment; reducing our per store fixed costs and lowering breakeven points; and leveraging the production capacity in the existing installed base of traditional factory stores. These small shop formats include new small factory stores that operate independently, as well as satellite stores, which are located in proximity to existing traditional factory stores which supply finished and unglazed doughnuts to the satellites using a hub and spoke distribution system.

     Traditional factory stores generally are located in freestanding suburban locations generally ranging in size from approximately 2,400 to 8,000 square feet, and typically have the capacity to produce between 2,400 and 4,000 dozen doughnuts daily. The relatively larger factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the stores’ capacities and the characteristics of the markets in which the stores operate. Relatively smaller traditional factory stores, which typically have less production capacity, serve only on-premises customers. Our newest traditional factory store is located in Pensacola, Florida, and serves both on-premises and off-premises customers. The store was constructed in fiscal 2008; its aggregate cost was approximately $1.8 million, including the core building, building upfit, equipment, furniture and fixtures and signage, but excluding the land, which the Company has owned for many years.

     When the production line is producing our Original Glazed® doughnut, each factory store illuminates the Hot Krispy Kreme Original Glazed Now® sign to signal customers that the Company’s Original Glazed® doughnuts are being served hot off the line. Our high volume dayparts are mornings and early evenings. The breakdown of our sales by daypart is approximately as follows (hours between 11:00 p.m. and 6:00 a.m. have been omitted because very few of our stores are open to the public during these hours):

Hours			Percentage of Retail Sales
6 a.m.	–	11 a.m.	35%
11 a.m.	–	2 p.m.	13%
2 p.m.	–	6 p.m.	21%
6 p.m.	–	11 p.m.	27%

     The factory store category also includes six commissaries, five of which have multiple production lines; each line has the capacity to produce between 4,000 dozen and 10,000 dozen doughnuts daily. The commissaries typically serve off-premises customers exclusively, although some commissaries produce certain products (typically longer shelf-life products such as honeybuns) that are shipped to other factory stores where they are distributed to off-premises customers together with products manufactured at the receiving store.

     Historically, the relatively large size and high cost of traditional factory stores limited the density of our stores in many markets, causing many of our consumers to utilize them as “destination” locations, which limited their frequency of use. The relatively small number of stores in many markets made use of broadcast media advertising cost prohibitive, and historically the Company did little advertising. In addition, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production and sales volume. Many of our traditional factory stores and commissaries have more capacity to produce doughnuts than is currently is being utilized.

   Small Retail Shop Format

     Our consumer research indicates that the typical Krispy Kreme on-premises customer visits Krispy Kreme an average of once a month, and a significant obstacle to more frequent customer visits is our relative lack of convenience. Our consumer demographics are very much in line with the general population in which we do business. Our consumer research also indicates that consumers give us permission to leverage our brand into a variety of complementary products, so long as the quality of those products is consistent with the very high quality perception consumers attribute to our Original Glazed® doughnut.

     We are developing a number of small retail shops to more fully penetrate markets of all sizes. In addition to improving customer convenience by increasing the number of Krispy Kreme shops in our markets, we believe the greater store density will make use of broadcast media advertising more economically feasible and enable us to drive sales through broadcast advertising. Moreover, we view the ability to utilize broadcast advertising as essential to promoting and encouraging trial usages of new menu items, including an enhanced beverage program. Broadening our menu to drive additional sales in relatively slower dayparts is an important opportunity for us to improve the economics of our business, as is the opportunity to increase the number of offerings in the traditionally strong breakfast daypart and the opportunity to increase sales of beverages, which today represent a small fraction of our retail sales.

     Small Factory Stores. We have developed a small retail-only factory store which occupies approximately 2,400 square feet and which contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. We operate two of these small factory stores, and view this format as a viable alternative with which to deliver the Krispy Kreme Doughnut Theater® experience to consumers in relatively smaller geographic markets. Each of our two small factory stores has the capacity to produce approximately 1,000 dozen doughnuts per day, although the small factory store configuration, with minor modification, can accommodate equipment with the capacity to produce approximately 2,400 dozen doughnuts per day. The capital cost of the small factory store we opened in fiscal 2010 was approximately $850,000, including equipment, furniture and fixtures, signage and building upfit. We are continuing to refine the small factory model to reduce the initial capital cost of this format.

     Satellite Stores. In addition, we have developed and are testing satellite stores, all of which serve only on-premises customers, are smaller than traditional factory stores, and do not contain a doughnut making production line. Satellite stores consist of the hot shop and fresh shop formats, and typically range in size from approximately 900 to 2,400 square feet (exclusive of larger factory stores that have been converted to satellites). In each of these formats, the Company sells doughnuts, beverages and complementary products, with the doughnuts supplied by a nearby traditional factory store or a commissary.

     Hot shops utilize tunnel oven doughnut heating and finishing equipment scaled to accommodate on-premises sales volumes. This equipment heats unglazed doughnuts and finishes them using a warm glaze waterfall that is the same as that used in a traditional factory store. Hot shop equipment allows the Company to offer customers our hot Original Glazed® doughnuts throughout the day, and to signal customers that our signature product is available using the Hot Krispy Kreme Original Glazed Now® illuminated sign. Products other than our Original Glazed® doughnut generally are delivered to the hot shop already finished, although in some locations we perform some finishing functions at the hot shop, including application of icings and fillings, to provide consumers with elements of our Doughnut Theater® experience in hot shop locations.

     Fresh shops are similar to hot shops, but do not contain doughnut heating and finishing equipment. All of the doughnuts sold at fresh shops are delivered fully finished from the factory hub.

     Hot shops and fresh shops typically are located in shopping centers, and end cap spaces that can accommodate drive-through windows are particularly desirable. We also intend to build and test hot shops in a freestanding format on outparcels of shopping centers and other retail centers, as well as shops in pedestrian-rich environments including urban settings and college and university campuses. We view the hot shop and fresh shop formats as ways to achieve market penetration and greater consumer convenience in a variety of market sizes and settings. Our international franchisees led the initial development of the satellite shop formats, and we have been working to adapt their work to the domestic market.

     We opened six new Company-operated small retail shops in fiscal 2010, including one small factory store, three hot shops and two fresh shops. We converted one traditional factory store to a hot shop using tunnel oven equipment to reduce operating costs and increase the number of hours each day the store offers the Company’s hot Original Glazed® doughnuts, and closed 10 traditional factory stores and two factory stores that had been converted to satellites. We plan to open seven to ten small retail shops in fiscal 2011, all in the Southeastern United States. The average capital cost of the satellite stores we opened in fiscal 2010 was approximately $410,000, including equipment, furniture and fixtures, signage and building upfit. We are continuing to refine these shop models in order to reduce their initial capital cost.

     The following table sets forth the type and locations of Company stores as of January 31, 2010.

	Number of Company Stores
State	Factory Stores	Hot Shops	Fresh Shops	Total
Alabama	3	—	—	3
District of Columbia	—	1	—	1
Florida	4	—	—	4
Georgia	6	4	—	10
Indiana	3	2	—	5
Kansas	3	—	—	3
Kentucky	3	—	—	3
Louisiana	1	—	—	1
Maryland	1	—	—	1
Michigan	3	—	—	3
Missouri	4	—	—	4
Mississippi	1	—	—	1
North Carolina	11	—	2	13
Ohio	6	—	—	6
South Carolina	2	1	—	3
Tennessee	7	4	—	11
Texas	3	—	—	3
Virginia	7	—	—	7
West Virginia	1	—	—	1
Total	69	12	2	83

     Changes in the number of Company stores during the past three fiscal years are summarized in the table below.

	Number of Company Stores
	Factory Stores	Hot Shops	Fresh Shops	Total
JANUARY 28, 2007	108	2	3	113
Opened	1	—	—	1
Closed	(9)	—	—	(9)
Converted to satellites	(3)	3	—	—
FEBRUARY 3, 2008	97	5	3	105
Opened	—	—	—	—
Closed	(4)	—	(2)	(6)
Refranchised	(5)	—	(1)	(6)
Converted from satellites	1	(1)	—	—
Converted to satellites	(6)	6	—	—
FEBRUARY 1, 2009	83	10	—	93
Opened	1	3	2	6
Closed	(10)	(2)	—	(12)
Refranchised	(4)	—	—	(4)
Converted to satellites	(1)	1	—	—
JANUARY 31, 2010	69	12	2	83

   Off-Premises Sales

     Off-premises sales accounted for slightly over half of fiscal 2010 revenues in the Company Stores segment. Of the 83 stores operated by the Company as of January 31, 2010, 45 serve the off-premises distribution channel, including six commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from six to 15 doughnuts. In addition, we offer in the off-premises distribution channel a number of doughnuts and complementary products that we do not offer in our restaurants, including honeybuns, mini-crullers, fruit pies and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays, but occasionally are stocked on customers’ shelves. We strongly prefer marketing our products from our branded display tables because those displays give our products substantially greater visibility in the store than does on-shelf stocking. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases that also contain branded packaging for loose doughnut sales.

     The off-premises distribution channel is composed of two principal customer groups: grocers/mass merchants and convenience stores. Substantially all sales to grocers and mass merchants consist of packaged products, while a significant majority of sales to convenience stores consists of loose doughnuts sold through the ISB program.

     We deliver doughnuts to off-premises customers using a fleet of delivery trucks operated by a commissioned employee sales force. We typically deliver products to packaged doughnut customers three times per week, on either a Monday/Wednesday/Friday or Tuesday/Thursday/Saturday schedule. ISB customers generally are serviced daily, six times per week. In addition to delivering product, our salespeople are responsible for merchandising our products in the displays and picking up unsold products for return to the Company shop. Our principal products are yeast-raised doughnuts having a short shelf-life, which results in unsold product costs in the off-premises distribution channel, most of which are absorbed by the Company.

     The off-premises channel is highly competitive, and the Company has not increased selling prices in recent years sufficiently to recover increased costs, particularly higher costs resulting from rising agricultural commodity costs and higher fuel costs. In addition, a number of customers, mainly convenience store chains, have converted from branded doughnut offerings to vertically-integrated private label systems.

     In response to these off-premises trends, the Company has introduced a small number of new, longer shelf-life branded products manufactured for the Company by third parties, has reemphasized marketing of existing longer shelf-life products made by the Company, and has developed order management systems to more closely match display quantities and assortments with consumer demand and reduce the amount of unsold product. The goals of these efforts are to reduce spoilage and to increase the average weekly sales derived from each off-premises distribution point. In addition, where possible, the Company has eliminated relatively lower sales volume distribution points and consolidated off-premises sales routes in order to reduce delivery costs and increase the average revenue per distribution point and the average revenue per mile driven.

   Store Operations

     General store operations. We outline standard specifications and designs for each Krispy Kreme store format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training and marketing and advertising. We currently are in the process of revising and improving these store operating manuals.

     Our stores generally operate seven days a week, excluding some major holidays. Traditionally, our domestic sales have been slower during the winter holiday season and the summer months.

     Quality standards and customer service. We encourage our employees to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a Company store manager’s and assistant manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, “mystery shoppers” and a toll-free consumer telephone number. In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our on-premises customers.

     Management and staffing. Our President – U.S. Stores, along with other corporate officers responsible for store operations, is charged with corporate interaction with our regional vice presidents, market managers and store management. Through our regional vice presidents and market managers, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits.

     We offer a comprehensive manager training program covering the critical skills required to operate a Krispy Kreme store and a training program for all positions in the store. The manager training program includes classroom instruction, computer-based training modules and in-store training.

     Our staffing varies depending on a store’s size, volume of business and number of sales channels. Stores, depending on the sales channels they serve, have employees handling on-premises sales, processing, production, bookkeeping, sanitation and delivery. Hourly employees, along with route sales personnel, are trained by local store management through hands-on experience and training manuals.

     In fiscal 2011, we plan to enhance our shops’ timekeeping systems by deploying new labor scheduling technology to help our shop managers better match staffing levels with consumer traffic.

     We currently operate Company stores in 18 states and the District of Columbia. Over time, we plan to refranchise all of our stores in markets outside our traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Of the 83 stores operated by the Company as of January 31, 2010, approximately 25 stores having fiscal 2010 sales of approximately $70.2 million are candidates for refranchising at the appropriate time.

Domestic Franchise Business Segment

     The Domestic Franchise segment consists of the Company’s domestic store franchise operations. This segment derives revenue principally from initial development and franchise fees related to new stores and from royalties on sales by franchise stores. In October 2007, the Company decided to waive initial development and franchise fees for all new stores opened prior to October 1, 2010 by existing franchisees as of October 2007. Domestic Franchise direct operating expenses include costs incurred to recruit new domestic franchisees, to assist with domestic store openings, to assist in the development of domestic marketing and promotional programs, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and certain allocated corporate costs.

     As of January 31, 2010, domestic franchisees operated 141 stores. During the year then ended, domestic franchisees opened 12 stores and closed seven stores. Existing development and franchise agreements for territories in the United States provide for the development of approximately 40 additional stores in fiscal 2011 and thereafter.

     Domestic franchise stores include stores that we historically have referred to as associate stores and area developer stores, as well as franchisee stores that have opened since the beginning of calendar 2008. The rights of our franchisees to build new stores and to use the Krispy Kreme trademark and related marks vary by franchisee type and are discussed below.
  Associates. Associate franchisees are located principally in the Southeast, and their stores have attributes that are similar to Company stores located in the Southeast. Associates typically have many years of experience operating Krispy Kreme stores and selling Krispy Kreme branded products both on-site and off-premises in defined territories. This group of franchisees generally concentrates on growing sales within the current base of stores rather than developing new stores. Under their associate license agreements, associates generally have the exclusive right to open new stores in their geographic territories, but they are not obligated to develop additional stores. We cannot grant new franchises within an associate’s territory during the term of the license agreement. Further, we generally cannot sell within an associate’s territory any Krispy Kreme branded products, because we have granted those exclusive rights to the franchisee for the term of the license agreement.

  Associates typically have license agreements that expire in 2020. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Some associates also contribute 0.75% of all sales to the Company-administered public relations and advertising fund, which we refer to as the Brand Fund.

  Area developers. In the mid-1990s, we franchised territories in the United States, usually defined by metropolitan statistical areas, pursuant to area development agreements. These development agreements established the number of stores to be developed in an area, and the related franchise agreements governed the operation of each store. Most of the area development agreements have expired or have been terminated. Under their franchise agreements, area developers generally have the exclusive right to sell Krispy Kreme branded products within a one-mile radius of their stores and in off-premises accounts that they have serviced in the last 12 months.

The franchise agreements for area developers have a 15-year term that may be renewed by the Company. These franchise agreements provide for royalties of 4.5% of sales and contributions to the Brand Fund of 1.0% of sales. In fiscal 2009, the Company elected to reduce temporarily the Brand Fund contribution rate for domestic area developers to 0.75%. For fiscal 2009, the Company elected to reduce the royalty rate payable by area developers on off-premises sales from 4.5% to 3.5%, and for fiscal 2010, the Company elected to reduce the royalty rate on off-premises sales to 2.5%. The Company has informed its domestic area developers that it will reduce the royalty rate on off-premises sales to 1.75% for fiscal 2011. Off-premises sales represented approximately 25% of area developer sales.

As of January 31, 2010, we had an equity interest in two of the domestic area developers. Where we are an equity investor in an area developer, we contribute equity or guarantee debt or lease commitments of the franchisee generally proportionate to our ownership interest. See Note 18 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. We do not currently expect to own any equity interests in any future franchisees.
  Recent franchisees. During the past two fiscal years, the Company has signed new franchise agreements with respect to 31 stores in the United States. Six of these recent franchise agreements resulted from the expiration of existing agreements, two were related to new stores opened by persons who were franchisees as of the end of fiscal 2008, and two resulted from a change in ownership. The remaining 21 agreements were related to refranchising, in which the Company refranchised Company markets to franchisees. Of the agreements related to refranchising, six were related to existing Company stores sold to franchisees and 15 were related to stores opened by new franchisees. Some of the recent franchisees have signed development agreements, which require the franchisee to build a specified number of stores in an exclusive geography within a specified time period, usually five years or less. The franchise agreements with this group of franchisees have a 15-year term, renewable at the Company’s discretion, and they generally do not contemplate off-premises business. Additionally, these franchise agreements generally allow the Company to sell Krispy Kreme branded products in close geographic proximity to the franchisees’ stores. These franchise agreements and development agreements are used for all new franchisees and, in general, for the renewal of older franchise agreements and associate license agreements. We are charging recent franchisees the same royalty and Brand Fund rates as those charged to area developer franchisees.

     The following table sets forth the type and locations of domestic franchise stores as of January 31, 2010.

	Number of Domestic Franchise Stores
State	Factory	Hot Shop	Fresh Shop	Total
Alabama	5	2	—	7
Arkansas	2	—	—	2
Arizona	2	—	9	11
California	11	—	3	14
Connecticut	1	—	3	4
Colorado	2	—	—	2
Florida	11	5	1	17
Georgia	7	4	—	11
Hawaii	1	—	—	1
Iowa	1	—	—	1
Idaho	1	—	—	1
Illinois	4	—	—	4
Louisiana	3	—	—	3
Missouri	3	—	—	3
Mississippi	2	—	—	2
North Carolina	6	1	—	7
Nebraska	1	—	—	1
New Mexico	1	—	—	1
Nevada	3	1	2	6
New York	1	—	1	2
Oklahoma	3	—	—	3
Oregon	2	—	—	2
Pennsylvania	4	1	1	6
South Carolina	6	—	2	8
Tennessee	2	—	—	2
Texas	8	—	1	9
Utah	2	—	—	2
Wisconsin	1	—	—	1
Washington	8	—	—	8
Total	104	14	23	141

     Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory	Hot Shop	Fresh Shop	Kiosks	Total
JANUARY 28, 2007	137	13	14	1	165
Opened	—	3	—	—	3
Closed	(17)	(3)	(2)	(1)	(23)
Converted to satellites	(2)	2	—	—	—
FEBRUARY 3, 2008	118	15	12	—	145
Opened	1	1	4	—	6
Closed	(17)	(4)	—	—	(21)
Refranchised	1	—	1	—	2
Converted from satellites	2	(2)	—	—	—
Converted to satellites	(1)	1	—	—	—
Change in store type	—	2	(2)	—	—
FEBRUARY 1, 2009	104	13	15	—	132
Opened	3	—	9	—	12
Closed	(4)	—	(3)	—	(7)
Refranchised	4	—	—	—	4
Converted from satellites	—	—	—	—	—
Converted to satellites	(3)	2	1	—	—
Change in store type	—	(1)	1	—	—
JANUARY 31, 2010	104	14	23	—	141

     Most of our domestic franchisees serve the off-premises distribution channel in addition to their on-premises operations, although off-premises sales by domestic franchisees generally comprise a smaller percentage of total sales than do off-premises sales at Company stores. For the year ended January 31, 2010, approximately 27% of sales by domestic franchisees were made through off-premises channels.

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

International Franchise Business Segment

     The International Franchise segment consists of the Company’s international store franchise operations. The franchise agreements with international area developers typically provide for the payment of royalties of 6.0% of all sales, contributions to the Brand Fund of 0.25% of sales and one-time development and franchise fees ranging from $15,000 to $50,000 per store. Direct operating expenses for this business segment include costs incurred to recruit new international franchisees, to assist with international store openings, to assist in the development of international marketing and promotional programs, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs.

     The operations of international franchise stores are similar to those of domestic stores, except that substantially all of the sales of international franchise stores are made to on-premises customers. International franchisees generally have adopted varieties of the hub and spoke business model, in which centralized factory stores or commissaries provide fresh doughnuts to satellite locations. Internationally, the fresh shop satellite format predominates, and shops typically are located in pedestrian-rich environments, including transportation hubs and shopping malls. Some of our international franchisees have developed small kiosk formats, which also are typically located in transportation hubs.

     Our International Franchisees have renewable development agreements regarding the build-out of Krispy Kreme stores in their territories. Territories are typically country or region-wide, but for large countries, the development territory may encompass only a portion of a country. The international franchise agreements have a renewable 15-year term. These agreements generally do not contemplate off-premises sales, although our franchisees in Australia and the United Kingdom make such sales. Under these agreements, the Company retains the right to use the trademarks at locations other than the franchise stores.

     Product offerings at shops outside the United States include our signature Original Glazed® doughnut, a core set of doughnut varieties offered in our domestic shops, and a complementary set of localized doughnut varieties tailored to meet the unique taste preferences and dietary norms in the market. Often, our glazes, icings and filling flavors are tailored to meet local palette preferences. We work closely with our franchisees outside the United States to conduct marketing research to understand local tastes and usage occasions, which drives development of new products and marketing approaches.

     Internationally, we believe that complementary products such as baked goods, ice cream and other treat products could play an increasingly important role for our franchisees as they penetrate their markets and further establish the Krispy Kreme brand. These items offer franchisees the opportunity to fill and/or strengthen day part offerings to meet a broader set of customer needs. Currently, Australia and Mexico offer their customers ice cream products including cones, cups, sundaes and milkshakes. In fiscal 2010, we developed a baked platform for international markets designed to meet needs across a broad set of markets. Testing of a baked program was launched in fiscal 2010 in Australia, and there are plans to conduct additional testing in international markets during fiscal 2011.

     Beverage offerings at shops outside the United States include a complete program consisting of hot and iced espresso based beverages, frozen drinks, teas, juices, sodas, water and bottled or canned beverages. Drip coffee is also offered in many international markets, but represents a much smaller component of the beverage program relative to the United States due to international consumer preferences. In-store consumption occasions often play a key role in total beverage consumption internationally due to store locations and consumer habits, and we work closely with international franchisees to adapt the store environment and product offerings to take advantage of this dynamic. We continue to look for ways to improve our beverage program and bring cross-market efficiencies to international franchisees.

     Markets outside the United States have been a significant source of growth, all of which we plan to develop by franchising. In the past two years, we have focused our international development efforts primarily on opportunities in markets in Asia and the Middle East. In addition to ongoing development efforts in these areas, we plan to begin initial franchisee recruitment efforts in Europe in fiscal 2011. Existing development and franchise agreements for territories outside the United States provide for the development of over 155 additional stores in fiscal 2011 and thereafter.

     The types and locations of international franchise stores as of January 31, 2010 are summarized in the table below.

	Number of International Franchise Stores
Country	Factory	Hot Shop	Fresh Shop	Kiosk	Total
Australia	6	4	24	20	54
Bahrain	2	—	2	4	8
Canada	5	—	—	—	5
China	1	—	—	—	1
Indonesia	3	—	2	3	8
Japan	9	—	3	—	12
Kuwait	3	—	21	3	27
Lebanon	2	—	4	3	9
Malaysia	2	1	1	—	4
Mexico	5	1	22	18	46
Philippines	4	3	8	1	16
The Commonwealth of Puerto Rico	3	—	—	—	3
Qatar	2	—	3	1	6
The Republic of Korea	28	1	7	—	36
The Kingdom of Saudi Arabia	8	—	44	7	59
Turkey	1	—	—	1	2
The United Arab Emirates	2	—	19	1	22
The United Kingdom	9	4	20	7	40
Total	95	14	180	69	358

Changes in the number of international franchise stores during the past three fiscal years are summarized in the table below.

	Number of International Franchise Stores
	Factory	Hot Shops	Fresh Shops	Kiosks	Total
JANUARY 28, 2007	51	23	26	17	117
Opened	32	4	27	22	85
Closed	(1)	—	(2)	—	(3)
Converted to satellites	(2)	1	1	—	—
FEBRUARY 3, 2008	80	28	52	39	199
Opened	18	2	75	19	114
Closed	(6)	(4)	(5)	(4)	(19)
Refranchised	4	—	—	—	4
Converted to satellites	(2)	—	2	—	—
Change in store type	—	—	2	(2)	—
FEBRUARY 1, 2009	94	26	126	52	298
Opened	9	3	52	18	82
Closed	(7)	—	(9)	(6)	(22)
Converted to satellites	(1)	—	1	—	—
Change in store type	—	(15)	10	5	—
JANUARY 31, 2010	95	14	180	69	358

     The Company has equity interests in the franchisees operating stores in Mexico and Western Canada. The Company currently does not expect to own equity interests in franchisees formed in the future.

KK Supply Chain Business Segment

     The Company operates an integrated supply chain to help maintain the consistency and quality of products throughout the Krispy Kreme system. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase.

     The Company manufactures doughnut mix at its facility in Winston-Salem, North Carolina. In February 2009, the Company entered into an agreement with an independent food company to manufacture certain doughnut mixes for regions outside the Southeastern United States and to provide doughnut mix production in the event of a disruption of business at the Winston-Salem facility. In addition, the Company has for several years utilized contract mix manufacturers in the United Kingdom and in Australia to blend mixes for certain international franchisees using mix concentrate supplied from Winston-Salem.

     The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In addition, through KK Supply Chain, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. KK Supply Chain operates a distribution center which supplies domestic stores in the Eastern United States and certain international franchise stores with key supplies. The Company has subcontracted with an independent distributor to supply the domestic stores not supplied from the Winston-Salem distribution facility, which generally consist of stores west of the Mississippi River.

     Substantially all domestic stores purchase all of their ingredients and supplies from the KK Supply Chain, while KK Supply Chain sales to international franchise stores are comprised principally of sales of doughnut mix. The Company is actively studying its distribution system, including its export practices, to reduce the delivered cost of products to both Company and franchise stores. The Company expects to employ increased local sourcing for international franchisees in order to reduce costs.

     The Supply Chain business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

Revenues by Geographic Region

     Set forth below is a table presenting our revenues by geographic region for fiscal 2010, 2009 and 2008. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived.

	Year Ended
	Jan. 31, 2010	Feb. 1, 2009	Feb. 3, 2008
	(In thousands)
Revenues by geographic region:
United States	$314,528	$333,599	$382,570
Other North America	4,231	14,513	14,995
Asia/Pacific	15,469	18,927	15,070
Middle East	8,852	10,477	10,210
Europe	3,440	8,006	7,525
Total revenues	$346,520	$385,522	$430,370

Marketing

     Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values.

   Domestic

     To build our brand and drive our sales in a manner aligned with our brand values, we have focused our domestic marketing activities in the following areas:

     Store Experience. Our factory stores and hot shops are where most customers first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed Now® sign in the store window is illuminated, they can enjoy a hot Original Glazed® doughnut. We believe this experience begins our relationship with our customers and forms the foundation of the Krispy Kreme experience.

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

  Fundraising programs designed to assist local charitable organizations in raising money for their non-profit causes; and

  Digital marketing efforts including use of social media sites such as Facebook and Twitter to communicate product and promotional activity, new store openings and local store marketing programs. We have over 1.2 million fans on Facebook and are ranked #17 of the Facebook 50, The Big Money’s ranking of the 50 companies making best use of Facebook.
     Public Relations. We utilize media relations, product placement and event marketing as vehicles to generate brand awareness and trial usage for our products. Our public relations activity creates opportunities for media and consumers to interact with the Krispy Kreme brand. Our key messages are as follows:
  Krispy Kreme doughnuts are the preferred doughnut of choice for people nationwide; and

  Krispy Kreme is a trusted food retailer with a long history of providing superior, innovative products and delivering quality customer service.
     Advertising and Sales Promotions. Grass roots marketing has been central to building our brand awareness. Although our marketing strategy has not historically employed traditional advertising, we occasionally utilize free-standing newspaper inserts, direct mail, radio, television and/or sales promotions to generate awareness and usage of our products. Advertising and sales promotion activity center around our limited time offerings and shaped doughnut varieties, such as Valentine’s Day Hearts, Fall Footballs, Halloween Pumpkins and Holiday Snowmen. Krispy Kreme encourages its customers to stay engaged with the Company and its promotions through its Friends of Krispy Kreme program and social media activity on Facebook and Twitter. We expect broadcast media advertising will play an increasing role in our advertising programs as the number of stores in a market increases.

   International

     Krispy Kreme's approach to international marketing utilizes many of the same elements as the domestic marketing approach described above to ensure global consistency. We provide strategic leadership, marketing expertise and consulting on local market issues through dedicated regional resources. In partnership with our franchisees, we assist in local marketing planning, product offering innovation, promotional activation and consumer messaging. In addition, we develop cross-market product, promotional and store event programs to supplement local marketing initiatives and bring marketing efficiencies to international franchisees. During fiscal 2010, we initiated a new occasion-based brand thematic campaign with tools to drive consumer brand affinity, build the brand personality and drive purchase frequency. In conjunction with this campaign, we launched a promotional program entitled the "Krispy Kreme International Fave Fan Search" to identify our most passionate fans in nine countries around the world. Program participants submitted entries describing how Krispy Kreme had made their lives special, with winners selected in each country through online voting. Winners from each country participated in our Fave Fan Celebration in Winston-Salem in March 2010, and each designed their own Krispy Kreme doughnut. In addition, we developed exciting new product promotions for Valentine’s Day, Halloween and holiday/Winter that were utilized in most international markets.

   Brand Fund

     We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Fund. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. In fiscal 2009, the Company reduced the contribution from its associate and domestic area developer franchisees to 0.75%. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2010, we and our domestic and international franchisees contributed approximately $2.8 million to the Brand Funds.

Competition

     Our competitors include retailers of doughnuts and snacks sold through convenience stores, supermarkets, restaurants and retail stores. We compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against Tim Hortons and regionally and locally owned doughnut shops and distributors. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s and Hostess, and regional brands.

     Internationally, our competitors include a broad set of global, regional and local retailers of doughnuts and treats such as Dunkin’ Donuts, Mister Donut and Donut King.

     We view the uniqueness of our Original Glazed® doughnut as an important factor that distinguishes our brand from competitors, both in the doughnut category and in sweet goods generally.

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

     Although we are not aware of anyone else using “Krispy Kreme” or “Hot Krispy Kreme Original Glazed Now” as a trademark or service mark in the United States, we are aware that some businesses are using “Krispy” or a phonetic equivalent, such as “Crispie Creme,” as part of a trademark or service mark associated with retail doughnut stores. There may be similar uses of which we are unaware that could arise from prior users. When necessary, we aggressively pursue persons who use our trademarks without our consent.

Government Regulation

     Environmental regulation. The Company is subject to a variety of federal, state and local environmental laws and regulations. Except for the legal and settlement costs totaling approximately $2.5 million in fiscal 2010 associated with the settlement of litigation relating to alleged damage to a sewer system in Fairfax Count, Virginia, as described in Note 12 to the Company’s consolidated financial statements appearing elsewhere herein, such laws and regulations have not had a significant impact on the Company’s capital expenditures, earnings or competitive position.

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

     Franchise regulation. We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. We register in domestic and foreign jurisdictions that require registration for the sale of franchises. Our domestic franchise disclosure document complies with FTC disclosure requirements, and our international disclosure documents comply with applicable requirements.

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

     Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our store employees are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. Furthermore, the work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency.

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

Employees

     We employ approximately 3,570 people. Of these, approximately 190 are employed in our headquarters and administrative offices and approximately 150 are employed in our manufacturing and distribution center. In our Krispy Kreme stores, we have approximately 3,230 employees. Of our total workforce, approximately 2,460 are full-time employees, of which approximately 460 are managers and supervisors, including approximately 330 store managers and supervisors.

     We are not a party to any collective bargaining agreement although we have experienced occasional unionization initiatives. We believe our relationships with our employees generally are good.

Available Information

     We maintain a website at www.krispykreme.com. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

     We make available on or through our website certain reports and amendments to those reports, if applicable, that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

     In addition, many of our corporate governance documents are available on our website. Our Nominating and Corporate Governance Committee Charter is available at www.krispykreme.com/gov_charter.pdf, our Compensation Committee Charter is available at www.krispykreme.com/comp_charter.pdf, our Audit Committee Charter is available at www.krispykreme.com/audit_charter.pdf, our Corporate Governance Guidelines are available at www.krispykreme.com/corpgovernance.pdf, our Code of Business Conduct and Ethics is available at www.krispykreme.com/code_of_ethics.pdf, and our Code of Ethics for Chief Executive and Senior Financial Officers is available at www.krispykreme.com/officers_ethics.pdf. Each of these documents is available in print to any shareholder who requests it by sending a written request to Krispy Kreme Doughnuts, Inc., 370 Knollwood Street, Suite 500, Winston-Salem, NC 27103, Attention: Secretary.

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

     We incurred net losses of $67.1 million, $4.1 million and $157,000 in fiscal 2008, 2009 and 2010, respectively. We also experienced a decline in revenues in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation, a decrease in off-premises sales at Company Stores, a decline in domestic royalty revenues and in sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. The reduction in revenues also reflects, to a limited extent, decisions by the Company to reduce certain royalties and fees charged to franchisees, as well as decisions to lower selling prices of certain goods sold to franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of our direct operating expenses. In addition, we have recorded significant asset impairment charges, principally related to underperforming Company stores and, in fiscal 2008, a manufacturing and distribution facility we divested. We may experience further revenue declines, asset impairments and net losses in the future.

Store profitability is sensitive to changes in sales volume.

     Each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut sales volume. Our average weekly sales per store have declined over the past three years. We are in the process of reevaluating our business and have taken steps to improve our sales. There can be no assurance, however, that these steps will produce the desired results. Because significant fixed and semi-fixed costs prevent us from reducing our operating expenses in proportion with declining sales, our earnings are negatively impacted if sales decline.

     A number of factors have historically affected, and will continue to affect, our sales results, including, among other factors:
  Consumer trends, preferences and disposable income;

  Our ability to execute our business strategy effectively;

  Competition;

  General regional and national economic conditions; and

  Seasonality and weather conditions.
     Changes in our sales results could cause the price of our common stock to fluctuate substantially.

We rely in part on our franchisees. Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new stores or build them on suitable sites or open them on schedule, could adversely affect our growth and our operating results.

     Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 29% of our total revenues in fiscal 2010. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

     Reduced access to financing by our franchisees on reasonable terms, which the Company believes has occurred in the past two years, could adversely affect our future operations by limiting franchisees’ ability to open new stores or leading to additional franchisee store closures, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain franchisees and may do so in the future.

     Franchisees opened 94 stores and closed 29 stores in fiscal 2010. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     As we work to stabilize our operations and to refine our store format for new domestic stores, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future, although we currently plan to open a modest number of new Company-operated satellite stores in fiscal 2011, and domestic franchisees also may open additional satellite stores. Our recent growth strategy has depended on the opening of new Krispy Kreme stores internationally. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

Our new domestic store operating model may not be successful.

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently plans to open a modest number of new Company-operated satellite stores in fiscal 2011, and domestic franchisees also may open additional satellite stores and a small number of factory stores, as we work to refine our store formats for new domestic stores. However, we do not expect that we or our franchisees will open a significant number of domestic factory stores in the near future. We cannot predict whether this new model will be successful in increasing our profitability.

Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of January 31, 2010, there were 358 Krispy Kreme stores operated outside of the United States, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

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

     Flour, shortening and sugar are our three most significant ingredients. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, reached record highs in fiscal 2009. Sugar prices reached a multi-year high in fiscal 2010. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

We are the exclusive supplier of doughnut mixes or mix concentrates to all Krispy Kreme stores worldwide. We also supply other key ingredients and flavors to all domestic Krispy Kreme Company stores. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts will be negatively affected.

     We are the exclusive supplier of doughnut mixes for many domestic and international Krispy Kreme stores. As to other stores, we are the exclusive supplier of doughnut mix concentrates that are blended with other ingredients to produce doughnut mixes. We also are the exclusive supplier of other key ingredients and flavors to all domestic Company stores, most domestic franchise stores and some international franchise stores. We manufacture the doughnut mixes and concentrates at our mix manufacturing facility located in Winston-Salem, North Carolina. We distribute doughnut mixes and other key ingredients and flavors from our distribution center in Winston-Salem and using an independent contract distributor for Krispy Kreme shops west of the Mississippi River. We have a backup source to manufacture our doughnut mixes in the event of a loss of our Winston-Salem facility; this backup source currently produces mix for us for distribution in most Krispy Kreme stores west of the Mississippi River. Nevertheless, an interruption of production capacity at our manufacturing facility could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices.

We are the only manufacturer of substantially all of our doughnut-making equipment. If we have any problems producing this equipment, our stores’ ability to make doughnuts will be negatively affected.

     We manufacture our custom doughnut-making equipment in one facility in Winston-Salem, North Carolina. Although we have limited backup sources for the production of our equipment, obtaining new equipment quickly in the event of a loss of our Winston-Salem facility would be difficult and would jeopardize our ability to supply equipment to new stores or new parts for the maintenance of existing equipment in established stores on a timely basis.

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

     As a franchisor, we are subject to regulation by the FTC and by domestic and foreign laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to offer franchises would cause us to lose future franchise revenues and KK Supply Chain revenues. In addition, domestic or foreign laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchise stores will negatively affect us and our growth strategy.

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

     We have several large off-premises customers. Our top two such customers accounted for approximately 12% of total Company store sales during fiscal 2010. The loss of one of our large national off-premises customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

     In certain jurisdictions outside the United States, specifically Costa Rica, Guatemala, India, Indonesia, Nigeria, Peru, the Philippines and Venezuela, we are aware that some businesses have registered, used and/or may be using “Krispy Kreme” (or its phonetic equivalent) in connection with doughnut-related goods and services. There may be similar such uses or registrations of which we are unaware and which could perhaps arise from prior users. These uses and/or registrations could limit our operations and possibly cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property.

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

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Individual store performance may be adversely affected by traffic patterns, the cost and availability of labor, purchasing power, availability of products and the type, number and location of competing stores. Our sales have been and may continue to be affected by changing consumer tastes, such as health or dietary preferences that cause consumers to avoid doughnuts in favor of foods that are perceived as healthier. Moreover, because we are primarily dependent on a single product, if consumer demand for doughnuts should decrease, our business would suffer more than if we had a more diversified menu.

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
Our charter, bylaws and shareholder protection rights agreement contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.

     Our articles of incorporation, bylaws and shareholder protection rights agreement contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. They may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders’ receiving a premium over the market price for their common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of January 31, 2010, there were 582 Krispy Kreme stores systemwide, of which 83 were Company stores and 499 were operated by franchisees.
  As of January 31, 2010, all of our Company stores, except commissaries, had on-premises sales, and 44 of our Company factory stores also engaged in off-premises sales.

  Of the 83 Company stores as of January 31, 2010, we owned the land and building for 42 stores, we owned the building and leased the land for 23 stores and leased both the land and building for 18 stores.

     KK Supply Chain facilities. We own a 147,000 square foot mix manufacturing plant and distribution center in Winston-Salem, North Carolina. Additionally, we own a 103,000 square foot facility in Winston-Salem, which we use primarily as our equipment manufacturing facility, but which also includes our research and development and training facilities.

     Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We occupy approximately 59,000 square feet of this multi-tenant facility under a lease that expires on November 30, 2024, with two five-year renewal options.

Item 3. LEGAL PROCEEDINGS.

Pending Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

   K² Asia Litigation

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

Other Matters

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it sought an accounting and constructive trust. In addition, the Company sought a declaration that it did not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG sought approximately $1 million in actual damages as well as punitive and treble damages. The parties settled this matter in March 2010. The accompanying balance sheet as of January 31, 2010 reflects an accrued liability of approximately $150,000 for the settlement of this matter, which was recorded in the second quarter of fiscal 2010 and which is included in Domestic Franchise operating expenses.

   Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Settlement Thereof

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

     The Stipulation also provided for the settlement and dismissal with prejudice of claims against all defendants in the derivative action, except for claims against Mr. Livengood. The Company settled its claims against Mr. Livengood in February 2010 in exchange for the payment by Mr. Livengood of $320,000 and his surrender to the Company of vested options to purchase 905,700 shares of the Company’s common stock.

     All litigation surrounding the above matters has now been settled.

   Fairfax County, Virginia Environmental Matter

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County sought from the Company repair and replacement costs of approximately $2 million and civil penalties of approximately $18 million. The Company removed the case to the U.S. District Court for the Eastern Division of Virginia, and in December 2009, the parties reached an agreement to resolve the litigation. During the third quarter of fiscal 2010, the Company recorded a provision of $750,000 for the settlement of this matter, which is included in Company Stores direct operating expenses.

   California Wage/Hour Litigation

     The Company was a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs seek class action status and unspecified damages on behalf of a putative class of approximately 35 persons. In January 2010, the parties reached an agreement in principle to resolve the litigation and the Company recorded a provision of $950,000 for the settlement of this matter, which is included in Company Stores direct operating expenses and accrued liabilities in the accompanying balance sheet.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 4. RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock in composite trading as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended February 1, 2009:
First Quarter	$3.48	$2.50
Second Quarter	5.65	3.00
Third Quarter	4.72	1.76
Fourth Quarter	3.00	1.35
Year Ended January 31, 2010:
First Quarter	$4.38	$1.01
Second Quarter	4.23	2.51
Third Quarter	4.75	2.71
Fourth Quarter	3.94	2.56

Holders

     As of March 26, 2010, there were approximately 15,900 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2010 or fiscal 2009. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of January 31, 2010.

Number of
Securities Remaining
	Number of		Available For
	Securities to		Future Issuance
	Be Issued	Weighted Average	Under Equity
	Upon Exercise	Exercise Price	Compensation
	of Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security
holders	6,068,900 (1)	$13.01	2,630,800 (2)
Equity compensation plans not approved by
security holders(3)(4)	80,000 (3)	$8.06	—
Total	6,148,900	$12.94	2,630,800

____________________

(1)	Represents shares of common stock issuable pursuant to outstanding options under the 2000 Stock Incentive Plan.

(2)	Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each employee of the Company or any participating subsidiary (other than those whose customary employment was for not more than five months per calendar year) was eligible to participate after the employee completed 12 months of employment, and each participant could elect to purchase shares of Company common stock at the end of quarterly offering periods. The amount of shares that could be purchased was based on the amount of payroll deductions a participant elected to have withheld and applied at the end of the purchase period to the purchase of shares (ranging from 1 to 15% of the participant’s base compensation). The purchase price for the shares was the lesser of the fair market value of the shares on the first day of the purchase period or the last day of the purchase period. Effective October 21, 2005, the Company halted purchases under the Employee Stock Purchase Plan.

(3)	Represents shares of common stock issuable pursuant to outstanding options under the 1998 Stock Option Plan. The 1998 Stock Option Plan was adopted prior to the initial public offering of the Company’s common stock, and it was not submitted for approval by shareholders. The plan provides for the grant of stock options to employees, directors and consultants, as determined by the Compensation Committee, and it is administered by the Compensation Committee. No grants have been made under the 1998 Stock Option Plan subsequent to April 5, 2000, and the Company will not make any further grants under the plan.

(4)	The Company maintained a Nonqualified Stock Ownership Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to provide benefits that could not be provided under the Company’s tax-qualified Profit Sharing Stock Ownership Plan due to Internal Revenue Code limitations. Each year, the Company credited benefits under the plan based on a discretionary percentage of the employees’ compensation in excess of Internal Revenue Code limits. Amounts credited under the plan were deemed to be invested in Company stock, and benefits were payable in the form of Company stock or, at the election of the participant, in cash. No amounts were credited to participants in the plan in fiscal 2010, fiscal 2009 or fiscal 2008. The Company also maintained a Nonqualified Deferred Compensation Plan under which management or other highly compensated employees selected by the Compensation Committee could participate. The plan was designed to allow participants to defer a portion of their compensation. Amounts deferred under the plan could, at the election of the participant, be deemed to be invested in Company stock, and benefits deemed vested in Company stock were payable in the form of Company stock or, at the election of the participant, in cash. The ability of participants to deem investments to be in Company stock was suspended effective November 8, 2005. Neither the Nonqualified Stock Ownership Plan nor the Nonqualified Deferred Compensation Plan was submitted for shareholder approval. On December 10, 2008, the Board of Directors merged the Nonqualified Stock Ownership Plan with and into the Nonqualified Deferred Compensation Plan, effective December 31, 2008, and both plans as merged were amended and restated generally effective as of January 1, 2005 to comply with Section 409A of the Internal Revenue Code.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities during the fourth quarter of fiscal 2010.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 28, 2005 through January 31, 2010. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	January	January	January	February	February	January
	30, 2005	29, 2006	28, 2007	3, 2008	1, 2009	31, 2010
Krispy Kreme Doughnuts, Inc.	$100.00	$ 61.55	$148.73	$ 33.37	$ 16.05	$ 32.56
NYSE Composite Index	100.00	115.13	130.18	131.93	73.89	97.89
S&P 500 Restaurants Index	100.00	117.36	137.60	145.24	138.28	171.37

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,	Jan. 28,	Jan. 29,
	2010	2009	2008	2007	2006
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$346,520	$385,522	$430,370	$461,195	$543,361
Operating expenses:
Direct operating expenses (exclusive of
depreciation shown below)	297,185	346,545	381,065	389,379	474,591
General and administrative expenses	22,728	23,458	26,303	48,860	67,727
Depreciation and amortization expense	8,191	8,709	18,433	21,046	28,920
Impairment charges and lease termination costs	5,903	548	62,073	12,519	55,062
Settlement of litigation	—	—	(14,930)	15,972	35,833
Other operating (income) and expenses, net	739	1,501	13	1,916	(1,741)
Operating income (loss)	11,774	4,761	(42,587)	(28,497)	(117,031)
Interest income	93	331	1,422	1,627	1,110
Interest expense	(10,685)	(10,679)	(9,796)	(20,334)	(20,211)
Loss on extinguishment of debt	—	—	(9,622)	—	—
Equity in losses of equity method franchisees	(488)	(786)	(933)	(842)	(4,337)
Other non-operating income and (expense), net	(276)	2,815	(3,211)	7,021	(248)
Income (loss) from continuing operations
before income taxes	418	(3,558)	(64,727)	(41,025)	(140,717)
Provision for income taxes (benefit)	575	503	2,324	1,211	(776)
Net loss	(157)	(4,061)	(67,051)	(42,236)	(139,941)
Net loss attributable to
noncontrolling interests	—	—	—	—	4,181
Net loss attributable to
Krispy Kreme Doughnuts, Inc.	($157)	($4,061)	($67,051)	($42,236)	($135,760)
Net loss per common share
Basic	$—	$(.06)	$(1.05)	$(.68)	$(2.20)
Diluted	$—	$(.06)	$(1.05)	$(.68)	$(2.20)
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$21,550	$36,190	$32,862	$(3,052)	$(6,894)
Total assets	165,276	194,926	202,351	349,492	410,855
Long-term debt, less current maturities	42,685	73,454	75,156	105,966	118,241
Total shareholders’ equity	62,767	57,755	56,624	78,962	108,671
Number of stores at end of year:
Company	83	93	105	113	133
Franchise	499	430	344	282	269
Systemwide	582	523	449	395	402

____________________

(1)	Reflects a liability, net of amounts recoverable from insurance companies, of approximately $51.8 million and $35.8 million as of January 28, 2007 and January 29, 2006, respectively, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for each of the three fiscal years in the period ended January 31, 2010. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks. To enhance comparability among the last three fiscal years, amounts in the below table for fiscal 2008 have been computed based upon the 52-week period ended January 27, 2008.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
Same Store Sales (on-premises sales only):
Company stores	3.5%	(0.7)%	0.0%
Domestic Franchise stores	0.9	(3.3)	(1.9)
International Franchise stores	(24.2)	(23.4)	(11.0)
International Franchise stores, in constant dollars (1)	(21.1)	(18.6)	(17.1)

Off-Premises Metrics (Company stores only): (2)
Average weekly number of doors served:
Grocers/mass merchants	5,634	6,306	6,858
Convenience stores	5,285	5,985	6,302

Average weekly sales per door:
Grocers/mass merchants	$242	$219	$230
Convenience stores	208	217	243

Systemwide Sales (in thousands): (3)
Company stores	$243,387	$263,888	$298,703
Domestic Franchise stores	220,629	235,558	282,122
International Franchise stores	263,601	273,054	194,116
International Franchise stores, in constant dollars (4)	263,601	261,488	180,055

Average Weekly Sales Per Store (in thousands):
Company stores:
Factory stores:
Commissaries — off-premises	$155.7	$164.6	$167.0
Dual-channel stores:
On-premises	26.1	23.5	23.0
Off-premises	31.4	29.3	33.2
Total	57.5	52.8	56.2
On-premises only stores	31.9	30.6	30.1
All factory stores	57.2	54.5	56.7
Satellite stores	18.1	17.8	18.1
All stores	52.2	50.8	53.0

Domestic Franchise stores: (5)
Factory stores	$37.1	$39.3	$42.9
Satellite stores	14.8	15.4	15.6

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
International Franchise stores (5):
Factory stores	$36.2	$46.7	$48.2
Satellite stores	9.4	12.3	16.6
____________________

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for all periods.

(2)	Metrics exclude off-premises sales by Company stores in Eastern Canada, which the Company refranchised in the fourth quarter of fiscal 2009 as the data for these stores was not available.

(3)	Excludes sales among Company and franchise stores.

(4)	Represents International Franchise store sales computed by reconverting International Franchise store sales for fiscal 2009 and 2008 to U.S. dollars based upon the weighted average of the exchange rates prevailing in fiscal 2010.

(5)	Metrics include only stores open at January 31, 2010.

     The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks during the current year (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same store sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation.

     For off-premises sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries were made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

     Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment and royalties and fees received from franchise stores based on their sales, but exclude sales by franchise stores to their customers.

     The following table sets forth data about the number of systemwide stores as of January 31, 2010, February 1, 2009 and February 3, 2008, and the number of store operating weeks for each of the years then ended.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	6	6	6
Dual-channel stores	38	51	62
On-premises only stores	25	26	29
Satellite stores	14	10	8
Total Company stores	83	93	105

Domestic Franchise stores:
Factory stores	104	104	118
Satellite stores	37	28	27
Total Domestic Franchise stores	141	132	145

International Franchise stores:
Factory stores	95	94	80
Satellite stores	263	204	119
Total International Franchise stores	358	298	199

Total systemwide stores	582	523	449

Store Operating Weeks: (1)
Company stores:
Factory stores:
Commissaries	312	312	312
Dual-channel stores	2,541	3,191	3,551
Retail only stores	1,217	1,196	1,243
Satellite stores	592	487	520

Domestic Franchise stores: (2)
Factory stores	5,324	5,098	4,992
Satellite stores	1,449	1,085	974

International Franchise stores: (2)
Factory stores	4,303	3,714	2,523
Satellite stores	11,177	7,274	3,623
____________________

(1)	Amounts for fiscal 2008 have been computed based upon the 52-week period ended January 27, 2008.

(2)	Metrics include only stores open at January 31, 2010.

FISCAL 2010 COMPARED TO FISCAL 2009

Overview

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	Jan. 31,	Feb. 1,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$246,373	$265,890
Domestic Franchise	7,807	8,042
International Franchise	15,907	17,495
KK Supply Chain:
Total revenues	162,127	191,456
Less – intersegment sales elimination	(85,694)	(97,361)
External KK Supply Chain revenues	76,433	94,095
Total revenues	$346,520	$385,522

Segment revenues as a percentage of total revenues:
Company Stores	71.1%	69.0%
Domestic Franchise	2.3	2.1
International Franchise	4.6	4.5
KK Supply Chain (external sales)	22.1	24.4
	100.0%	100.0%
Operating income (loss):
Company Stores	$2,288	$(9,813)
Domestic Franchise	3,268	4,965
International Franchise	9,896	11,550
KK Supply Chain	25,962	23,269
Total segment operating income	41,414	29,971
Unallocated general and administrative expenses	(23,737)	(24,662)
Impairment charges and lease termination costs	(5,903)	(548)
Consolidated operating income	$11,774	$4,761

     A discussion of the revenues and operating results of each of the Company’s four business segments follows, together with a discussion of income statement line items not associated with specific segments.

     Through fiscal 2009, the Company reported its results of operations of its franchise business as a single business segment. In fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments. The Company’s segment disclosures continue to be consistent with the way in which management views and evaluates the business. Amounts previously reported for the franchise segment for fiscal 2009 and fiscal 2008 have been restated to conform to the new disaggregated segment presentation

   Company Stores

     The components of Company Stores revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
	Year Ended		Year Ended
	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$103,856	$107,142	42.2%	40.3%
Fundraising sales	13,481	13,260	5.5	5.0
Total on-premises sales	117,337	120,402	47.6	45.3
Off-premises sales:
Grocers/mass merchants	70,952	75,556	28.8	28.4
Convenience stores	55,451	67,071	22.5	25.2
Other off-premises	2,371	2,861	1.0	1.1
Total off-premises sales	128,774	145,488	52.3	54.7
Other revenues	262	—	0.1	—
Total revenues	246,373	265,890	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	84,551	96,208	34.3	36.2
Shop labor	48,714	53,113	19.8	20.0
Delivery labor	21,280	25,419	8.6	9.6
Employee benefits	19,145	21,269	7.8	8.0
Total cost of sales	173,690	196,009	70.5	73.7
Vehicle costs (1)	11,491	16,877	4.7	6.3
Occupancy (2)	10,140	12,225	4.1	4.6
Utilities expense	5,737	7,236	2.3	2.7
Depreciation expense	6,293	6,402	2.6	2.4
Settlement of litigation	1,700	—	0.7	—
Other operating expenses	19,114	21,079	7.8	7.9
Total store level costs	228,165	259,828	92.6	97.7
Store operating income	18,208	6,062	7.4	2.3
Other segment operating costs	9,567	10,031	3.9	3.8
Allocated corporate overhead	6,353	5,844	2.6	2.2
Segment operating income (loss)	$2,288	$(9,813)	0.9%	(3.7)%

____________________

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

     A reconciliation of Company Store segment sales from fiscal 2009 to fiscal 2010 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Fiscal 2009 sales	$120,402	$145,488	$265,890
Less:
Effect of stores closed and refranchised in fiscal 2009	(5,529)	(5,939)	(11,468)
Effect of stores closed and refranchised in fiscal 2010	(5,436)	(5,814)	(11,250)
Change in sales at mature stores	4,680	(4,961)	(281)
Sales from fiscal 2010 new stores	3,220	—	3,220
Fiscal 2010 sales	$117,337	$128,774	$246,111

     Sales at Company stores decreased in fiscal 2010 from fiscal 2009 due to store closings and refranchisings. The increase in on-premises sales from stores opened in fiscal 2010 was offset by a decline in off-premises sales at existing stores. The following table presents sales metrics for Company stores (off–premises metrics for fiscal 2009 excludes data for the four stores in Eastern Canada refranchised by the Company in December 2008):

	Year Ended
	Jan. 31,	Feb. 1,
	2010	2009
On-premises:
Change in same store sales	3.5%	(0.7)%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	(10.7)%	(8.0)%
Change in average weekly sales per door	10.5%	(4.8)%
Convenience stores:
Change in average weekly number of doors	(11.7)%	(5.0)%
Change in average weekly sales per door	(4.1)%	(10.7)%

   On-premises sales

     Same store sales at Company stores rose 3.5% in fiscal 2010 over fiscal 2009. Price testing at approximately one-third of the Company’s stores initiated at the beginning of the second quarter contributed approximately 1.4 percentage points to the increase. In addition, the improvement in same store sales reflects generally lower use of couponing and other price promotions in fiscal 2010, as well as generally lower values of coupons and other price promotions.

     The Company is implementing programs designed to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Sales to grocers and mass merchants in fiscal 2009 include approximately $3.8 million of off-premises sales of four stores in Eastern Canada that the Company refranchised in December 2008. Exclusive of the sales of the Canadian stores that were refranchised, sales to grocers and mass merchants decreased slightly to $71 million, with the 10.7% decline in the average number of doors served offset by a 10.5% increase in the average weekly sales per door. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores have declined as a result of several large customers implementing in-house doughnut programs to replace the Company’s products. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

     The Company is implementing strategies to increase sales, increase average per door sales and reduce costs in the off-premises channel. These strategies include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, increased emphasis on relatively longer shelf-life products and has developed order management systems to more closely match display quantities and assortments with consumer demand.

   Costs and expenses

     Cost of sales as a percentage of revenues improved by 3.2 percentage points from fiscal 2009, falling to 70.5% of revenues in fiscal 2010. Lower costs for doughnut mix and shortening drove the improvement. Lower costs of flour and shortening resulting from lower agricultural commodity costs enabled KK Supply Chain to reduce prices on these key items in fiscal 2010. While the cost of doughnut mix and other ingredients has been relatively stable during fiscal 2010, Company Stores’ cost of sugar rose approximately 20% in the fourth quarter and an additional 5% in the first quarter of fiscal 2011 as a result of price increases resulting from the expiration of a favorable KK Supply Chain sugar supply contract. The Company currently estimates that the overall increase in the cost of materials and ingredients in fiscal 2011 will be approximately $4 million, or approximately 2% of sales. The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Improved route management and the implementation of performance-based pay programs in the off-premises channel drove a 1.0 percentage point decrease in delivery labor as a percentage of off-premises sales in fiscal 2010 compared to fiscal 2009.

     Vehicle costs as a percentage of revenues improved 1.6 percentage points from 6.3% of revenues in fiscal 2009 to 4.7% of revenues in fiscal 2010. Lower fuel prices and improved route management and route consolidation drove the improvement in vehicle costs.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $3.2 million in fiscal 2010, of which $2.0 million was recorded in the fourth quarter and $1.8 million in fiscal 2009, of which $1.0 million was recorded in the fourth quarter. Of the $3.2 million in favorable adjustments recorded in fiscal 2010, $2.1 million relates to workers’ compensation liability claims and is included in employee benefits in the table above, $660,000 relates to vehicle liability claims and is included in vehicle costs in the table above and $390,000 relates to general liability claims and is included in other operating expenses in the table above. Of the $1.8 million in favorable adjustments recorded in fiscal 2009, $1.6 million relates to workers’ compensation liability claims and $240,000 relates to general liability claims.

     During fiscal 2010, the Company Stores segment recorded charges totaling $1.7 million (of which $950,000 was recorded in the fourth quarter) for the settlement of environmental and wage/hour litigation, as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

     The Company stores segment closed or refranchised a total of 28 stores in the last two fiscal years, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its relationship as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of January 31, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at January 31, 2010
			Percentage of Total Revenues
	Year Ended		Year Ended
	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$93,982	$87,028	40.6%	38.1%
Fundraising sales	12,906	11,960	5.6	5.2
Total on-premises sales	106,888	98,988	46.1	43.3
Off-premises sales:
Grocers/mass merchants	68,335	66,475	29.5	29.1
Convenience stores	53,888	60,256	23.3	26.4
Other off-premises	2,326	2,779	1.0	1.2
Total off-premises sales	124,549	129,510	53.8	56.7
Other revenues	262	—	0.1	—
Total revenues	231,699	228,498	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	79,407	82,704	34.3	36.2
Shop labor	45,014	43,706	19.4	19.1
Delivery labor	20,470	22,243	8.8	9.7
Employee benefits	17,610	17,517	7.6	7.7
Total cost of sales	162,501	166,170	70.1	72.7
Vehicle costs	10,898	13,866	4.7	6.1
Occupancy	8,567	8,474	3.7	3.7
Depreciation expense	6,051	5,879	2.6	2.6
Utilities expense	5,143	5,694	2.2	2.5
Settlement of litigation	750	—	0.3	—
Other operating expenses	17,269	16,937	7.5	7.4
Total store level costs	211,179	217,020	91.1	95.0
Store operating income-ongoing stores	20,520	11,478	8.9	5.0
Store operating loss-closed and refranchised stores	(2,312)	(5,416)
Store operating income	$18,208	$6,062

   Domestic Franchise

	Year Ended
	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$7,542	$7,810
Development and franchise fees	50	3
Other	215	229
Total revenues	7,807	8,042

Operating expenses:
Segment operating expenses	4,016	2,838
Depreciation expense	71	86
Allocated corporate overhead	452	153
Total operating expenses	4,539	3,077
Segment operating income	$3,268	$4,965

     Domestic Franchise revenues decreased 2.9% to $7.8 million in fiscal 2010 from $8.0 million in fiscal 2009, driven by a decline in domestic royalty revenues resulting from a decrease in sales by domestic franchise stores from approximately $236 million in fiscal 2009 to $221 million in fiscal 2010.

     Domestic franchise same store sales rose 0.9% in fiscal 2010. Generally, same store sales at Associate franchise stores, which are located principally in the Southeast, rose during the year, while same store sales at Area Developer franchise stores fell.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses rose in fiscal 2010 compared to fiscal 2009, primarily due to increased resources devoted to the development and support of domestic franchisees, higher incentive compensation provisions of approximately $245,000 and an increase in bad debt provisions to approximately $125,000 related principally to a single domestic franchisee. Additionally, during fiscal 2010, the Company recorded charges of approximately $150,000 to the Domestic Franchise segment for the settlement of litigation as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

     Domestic franchisees opened 12 stores and closed seven stores in fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Year Ended
	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$14,164	$14,942
Development and franchise fees	1,743	2,460
Other	—	93
Total revenues	15,907	17,495

Operating expenses:
Segment operating expenses	4,926	5,016
Allocated corporate overhead	1,085	929
Total operating expenses	6,011	5,945
Segment operating income	$9,896	$11,550

     International Franchise royalties declined $778,000, driven by a decrease in sales by international franchise stores from $273 million in fiscal 2009 to $264 million in fiscal 2010. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $11.7 million in fiscal 2010 compared to fiscal 2009, which adversely affected international royalty revenues by approximately $700,000. Additionally, the Company did not recognize as revenue approximately $680,000 and $920,000 of uncollected royalties which accrued during fiscal 2010 and 2009, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 21.1%. The decline in International Franchise same store sales reflects the large number of new stores opened internationally over the past two years, the cannibalization effects on initial stores in new markets of additional store openings in those markets, and the overall softness in global economic conditions, particularly in more developed markets. International franchisees opened 281 stores in the past three fiscal years, including 121 stores in markets in which there were no International Franchise stores at the end of fiscal 2007. Of the 281 openings over the past three years, 174 stores have been open at least 57 weeks and are included in the same store sales computation for fiscal 2010. Many of these new stores experienced very high sales in their initial year or more of operation, and their average weekly sales are declining to more sustainable levels.

     International development and franchise fees decreased $717,000 in fiscal 2010 due to fewer store openings by international franchisees in fiscal 2010 than in fiscal 2009.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses rose in the fiscal 2010 compared to fiscal 2009 primarily due to increased resources devoted to the development and support of franchisees outside the United States and to higher incentive compensation provisions of $455,000. These increases were partially offset by a decrease in the bad debt provision to $605,000 in fiscal 2010 compared to $1.3 million in fiscal 2009.

     International franchisees opened 82 stores and closed 22 stores in fiscal 2010. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	Jan. 31,	Feb. 1,	Jan. 31,	Feb. 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$58,332	$73,312	36.0%	38.3%
Other ingredients, packaging and supplies	97,622	106,054	60.2	55.4
Equipment	6,173	8,749	3.8	4.6
Fuel surcharge	—	3,341	—	1.7
Total revenues before intersegment sales elimination	162,127	191,456	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	108,502	131,594	66.9	68.7
Inbound freight	3,483	7,550	2.1	3.9
Total cost of sales	111,985	139,144	69.1	72.7
Distribution costs:
Outbound freight	10,007	13,806	6.2	7.2
Other distribution costs	3,372	3,357	2.1	1.8
Total distribution costs	13,379	17,163	8.3	9.0
Other segment operating costs	8,751	9,496	5.4	5.0
Depreciation expense	883	1,019	0.5	0.5
Allocated corporate overhead	1,167	1,365	0.7	0.7
Total operating costs	136,165	168,187	84.0	87.8
Segment operating income	$25,962	$23,269	16.0%	12.2%

     KK Supply Chain revenues before intersegment sales elimination fell $29.3 million, or 15.3%, in fiscal 2010 compared to fiscal 2009. The decrease reflects lower unit sales of doughnut mixes, ingredients and supplies by KK Supply Chain resulting from lower sales by Company and domestic franchise stores. The decline also reflects selling price reductions for doughnut mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2010 in order to pass along to Company and franchise stores reductions in KK Supply Chain’s cost of flour and shortening. Finally, in fiscal 2009, the Company utilized a fuel surcharge program to recoup additional freight costs resulting from increased fuel costs. Charges under the program were based upon the price of diesel fuel; the price benchmark was reset in fiscal 2010 and no fuel surcharges were made under the program in fiscal 2010.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     Cost of sales as a percentage of revenues fell in fiscal 2010 compared to fiscal 2009. The most significant reason for the decrease was the reduced selling price of doughnut mix in fiscal 2010 resulting principally from lower flour costs. While the selling prices of doughnut mixes in fiscal 2010 were lower than in fiscal 2009 as a result of lower raw materials costs, overall gross margins widened because the Company attempts to maintain the gross profit on sales of doughnut mixes relatively constant on a per unit basis. Lower inbound freight costs reflect a decrease in freight rates resulting from lower fuel prices. In addition, the Company closed its California distribution center in fiscal 2009 and engaged an independent contractor to supply Company and franchise stores west of the Mississippi; the inbound freight cost associated with goods delivered by the contractor is reflected in the fee paid to the contractor, which is included in other distribution costs.

     Outbound freight costs fell in fiscal 2010 compared to fiscal 2009, reflecting both lower unit sales volumes and reduced costs resulting from lower fuel prices. In addition, outbound freight in fiscal 2009 includes a charge of approximately $1.7 million (approximately 0.9% of KK Supply Chain revenues before intersegment sales elimination) related to payments made by the Company to its former third-party freight consolidator which were improperly not remitted to the freight carriers by the freight consolidator. The actions of the third-party freight consolidator, which filed for bankruptcy protection, resulted in a loss to the Company which the Company has not recovered.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs and research and development expenses. These costs include a net credit of approximately $935,000 for bad debt expense in fiscal 2010 and a net credit of approximately $950,000 in fiscal 2009. The net credits principally reflect sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees and, in fiscal 2009, a recovery of receivables previously written off. Net credits in bad debt expense should not be expected to occur on a regular basis. As of January 31, 2010, the Company’s allowance for doubtful accounts from affiliate and unaffiliated franchisees totaled approximately $1.8 million.

     Domestic and international franchisees opened 94 stores and closed 29 stores in fiscal 2010. The majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $22.7 million, or 6.6% of total revenues, in fiscal 2010 compared to $23.5 million, or 6.1% of total revenues, in fiscal 2009. General and administrative expenses in fiscal 2010 include approximately $2.6 million of incentive compensation provisions to reflect fiscal 2010 results (with an additional charge of approximately $2.2 million included in direct operating expenses); there were no incentive compensation provisions in general and administrative expenses for fiscal 2009. General and administrative expenses in fiscal 2010 reflect higher legal costs compared to fiscal 2009, including legal fees of approximately $1.7 million related to the resolved environmental litigation described in Note 12 to the consolidated financial statements appearing elsewhere herein.

     General and administrative expenses include professional fees and other costs, together with related insurance recoveries, associated with certain securities litigation and related investigations, including costs arising from the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with those matters. Those matters are described under “Other Litigation — Federal Securities Class Actions and Shareholder Derivative Actions and Settlement Thereof” in Note 12 to the consolidated financial statements appearing elsewhere herein. Those costs and expenses were a net credit of approximately $1.8 million in fiscal 2010 and a charge of approximately $1.3 million in fiscal 2009. The net credit in fiscal 2010 reflects insurance reimbursements of approximately $2.5 million of costs incurred in prior periods in connection with such litigation and investigations, of which $1.3 million was recorded in the fourth quarter. All matters with respect to this litigation have been resolved, and the Company does not anticipate that these expenses will be incurred going forward.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $5.9 million in fiscal 2010 compared to $548,000 in fiscal 2009.

     Impairment charges related to long-lived assets totaled $3.1 million in fiscal 2010 and $1.1 million in fiscal 2009, of which approximately $3.1 million and $900,000, respectively, related principally to underperforming stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During fiscal 2010, the Company recorded impairment charges related to long-lived assets, substantially all of which were real properties; the fair values of these assets were estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. The charges relate to stores closed, refranchised or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. In addition to the foregoing, impairment charges for fiscal 2010 reflect a one-time cash recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in fiscal 2006, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases.

     In fiscal 2010, the Company recorded lease termination charges related to closed stores of approximately $3.2 million, compared to a net credit related to lease terminations of $502,000 in fiscal 2009. The charges in fiscal 2010 relate principally to terminations of two leases having rental rates substantially above current market levels. In fiscal 2009, changes in estimated sublease rentals on a closed store that was subsequently refranchised and the realization of proceeds on an assignment of another closed store lease resulted in a credit in the lease termination provision. This credit, along with the reversal of previously recorded accrued rent associated with stores closed, partially offset by charges related to other closed store leases, resulted in a net credit in the provision for lease termination costs in fiscal 2009.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     In fiscal 2010, the Company refranchised three operating Company stores to a new franchisee, as more fully described under “Basis of Consolidation” in Note 1 to the consolidated financial statements appearing elsewhere herein, and a fourth operating store to an existing franchisee. No gain or loss was recorded on the former transaction, while the second transaction resulted in an asset impairment charge of $193,000, as well as receipt of cash proceeds of $1.7 million, representing the proceeds of the sale of the store.

     In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Eastern Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash pretax gain of $2.8 million recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal (which is included in non-operating income and expense), no significant gain or loss was recognized as a result of these refranchisings.

     The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of impairment losses on the related assets.

   Interest Income

     Interest income decreased to $93,000 in fiscal 2010 from $331,000 in fiscal 2009 due to lower short term interest rates and lower average cash balances in fiscal 2010 compared to fiscal 2009.

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$5,789	$6,402
Letter of credit and unused revolver fees	1,240	1,082
Fees associated with credit agreement amendments	925	261
Write-off of deferred financing costs associated with credit agreement amendments	89	289
Amortization of deferred financing costs	770	543
Mark to market adjustments on interest rate derivatives	559	798
Amortization of unrealized loss on interest rate derivatives	1,151	969
Payment to (from) counterparty on interest rate cap derivative	—	124
Other	162	211
	$10,685	$10,679

     The decrease in interest accruing on outstanding indebtedness reflects the reduction in the past year in the outstanding principal balance of the Term Loan described in Note 10 to the consolidated financial statements appearing elsewhere herein. That reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually, and the Company incurred fees and costs associated with those amendments and with similar amendments in April 2008, as described in Note 10.

     The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expire in April 2010. Except for $152,000 of remaining unamortized losses on those derivative contracts which will be charged to earnings in the first quarter of fiscal 2011, there will be no significant additional income statement effects of such contracts. These interest rate derivative contracts are more fully described in Note 10 to the consolidated financial statements appearing elsewhere herein.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $488,000 in fiscal 2010 compared to $786,000 in fiscal 2009. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded was other than temporary, as described in Note 18 to the consolidated financial statements appearing elsewhere herein.

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

   Provision for Income Taxes

     The provision for income taxes was $575,000 and $503,000 in fiscal 2010 and fiscal 2009, respectively. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently. The portion of the income tax provision represented by taxes estimated to be payable currently was approximately $900,000 and $1.6 million in fiscal 2010 and fiscal 2009, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees. The current income tax provision for fiscal 2010 also includes a credit of $560,000 representing anticipated federal tax refunds resulting from an additional carryback of net operating losses made possible by the Worker, Homeownership and Business Assistance Act of 2009.

     The deferred income tax provision for fiscal 2009 includes $1.2 million of deferred income tax expense related to the cumulative foreign currency translation gain associated with the Company’s operations in Eastern Canada which, prior to the sale of the operations in the fourth quarter of fiscal 2009 and the resulting recognition of the currency gain, was included in accumulated other comprehensive income. In addition, as a result of the dissolution of one of the Company’s foreign subsidiaries and the resolution of related income tax uncertainties during fiscal 2009, the Company recorded a credit of approximately $1.8 million to the provision for income taxes to the Company’s accruals for uncertain tax positions.

   Net Loss

     The Company reported a net loss of $157,000 in fiscal 2010 compared to a net loss of $4.1 million in fiscal 2009.

FISCAL 2009 COMPARED TO FISCAL 2008

Overview

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$265,890	$304,444
Domestic Franchise	8,042	8,673
International Franchise	17,495	14,285
KK Supply Chain:
Total revenues	191,456	205,499
Less – intersegment sales elimination	(97,361)	(102,531)
External KK Supply Chain revenues	94,095	102,968
Total revenues	$385,522	$430,370

Segment revenues as a percentage of total revenues:
Company Stores	69.0%	70.7%
Domestic Franchise	2.1	2.0
International Franchise	4.5	3.3
KK Supply Chain (external sales)	24.4	23.9
	100.0%	100.0%

Operating income (loss):
Company Stores	$(9,813)	$(6,292)
Domestic Franchise	4,965	4,833
International Franchise	11,550	9,484
KK Supply Chain	23,269	24,083
Total segment operating income	29,971	32,108
Unallocated general and administrative expenses	(24,662)	(27,552)
Impairment charges and lease termination costs	(548)	(62,073)
Settlement of litigation	—	14,930
Consolidated operating income (loss)	$4,761	$(42,587)

     A discussion of the revenues and operating results of each of the Company’s four business segments follows, together with a discussion of income statement line items not associated with specific segments.

   Company Stores

     The components of Company Stores revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total
	Year Ended		Year Ended
	Feb. 1,	Feb. 3,	Feb. 1,	Feb. 3,
	2009	2008	2009	2008
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$107,142	$116,864	40.3%	38.4%
Fundraising sales	13,260	14,118	5.0	4.6
Total on-premises sales	120,402	130,982	45.3	43.0
Off-premises sales:
Grocers/mass merchants	75,556	89,448	28.4	29.4
Convenience stores	67,071	80,621	25.2	26.5
Other off-premises	2,861	3,393	1.1	1.1
Total off-premises sales	145,488	173,462	54.7	57.0
Total revenues	265,890	304,444	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	96,208	100,338	36.2	33.0
Shop labor	53,113	60,518	20.0	19.9
Delivery labor	25,419	29,574	9.6	9.7
Employee benefits	21,269	25,097	8.0	8.2
Total cost of sales	196,009	215,527	73.7	70.8
Vehicle costs	16,877	19,282	6.3	6.3
Occupancy	12,225	13,361	4.6	4.4
Utilities expense	7,236	7,563	2.7	2.5
Depreciation expense	6,402	11,558	2.4	3.8
Other operating expenses	21,079	25,095	7.9	8.2
Total store level costs	259,828	292,386	97.7	96.0
Store operating income	6,062	12,058	2.3	4.0
Other segment operating costs	10,031	11,024	3.8	3.6
Allocated corporate overhead	5,844	7,326	2.2	2.4
Segment operating loss	$(9,813)	$(6,292)	(3.7)%	(2.1)%

     Company Stores revenues were $265.9 million in fiscal 2009 compared to $304.4 million in fiscal 2008. Excluding the 53rd week of fiscal 2008, Company Stores revenues decreased 11.0% in fiscal 2009 from $298.9 million in fiscal 2008. The decrease in revenues (measured on a 52-week basis) reflects a 7.8% decline in store operating weeks and a 4.2% decrease in average weekly sales per store. The decrease in store operating weeks reflects the refranchising or closure of 18 Company factory stores and three Company satellite stores since the end of fiscal 2007.

     The following table presents sales metrics for Company stores. All comparisons have been made excluding the 53rd week from fiscal 2008.

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
On-premises:
Change in same store sales	(0.7)%	0.0%
Off-premises: (1)
Grocers/mass merchants:
Change in average weekly number of doors	(8.0)%	(4.7)%
Change in average weekly sales per door	(4.8)%	(6.1)%
Convenience stores:
Change in average weekly number of doors	(5.0)%	4.3%
Change in average weekly sales per door	(10.7)%	(10.8)%
____________________

(1)	Metrics exclude off-premises sales by Company stores in Eastern Canada, which the Company refranchised in the fourth quarter of fiscal 2009 as the data for these stores was not available.

   On-premises sales

     Same store sales at Company stores declined 0.7% in fiscal 2009 compared to fiscal 2008 generally reflecting a decrease in customer traffic partially offset by an increase in the average guest check. The Company increased on-premises selling prices in late fiscal 2008 to partially offset rising costs, particularly increased costs of doughnut mixes and shortening due to rising agricultural commodity prices. The Company believes the selling price increases adversely affected sales volumes.

   Off-premises sales

     Sales to grocers and mass merchants in fiscal 2009 and fiscal 2008 include approximately $3.8 million and $5.9 million, respectively, of off-premises sales of stores in Eastern Canada that the Company refranchised in December 2008. Exclusive of the sales of the Canadian stores that were refranchised and the 53rd week from fiscal 2008, sales to grocers and mass merchants decreased to $72 million in fiscal 2009 from $82 million in fiscal 2008, reflecting an 8.0% decline in the average number of doors served and a 4.8% decrease in the average weekly sales per door. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales. The Company increased off-premises selling prices in early fiscal 2009 to partially offset rising costs, particularly increased costs of doughnut mixes and shortening due to rising agricultural commodity prices. The Company believes the selling price increases adversely affected sales volumes, particularly in the off-premises channel.

   Costs and expenses

     Cost of sales as a percentage of revenues increased by 2.9 percentage points from fiscal 2008, to 73.7% of revenues in fiscal 2009. Higher costs for materials resulting from price increases instituted by KK Supply Chain in fiscal 2009 in order to offset higher raw materials costs were not fully recovered through price increases to customers. Economic conditions led to significant reductions in the market prices of agricultural commodities and fuel which resulted in price reductions by KK Supply Chain in the fourth quarter of fiscal 2009.

     The Company is self-insured for workers’ compensation, automobile and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $1.8 million in fiscal 2009, of which $1.0 million was recorded in the fourth quarter, and $1.7 million in fiscal 2008, of which $980,000 was recorded in the fourth quarter. Of the $1.8 million in favorable adjustments recorded in fiscal 2009, $1.6 million relates to workers’ compensation liability claims and is included in employee benefits in the table above and $240,000 relates to general liability claims and is included in other operating expenses in the table above. Of the $1.7 million in favorable adjustments recorded in fiscal 2008, $1.2 million relates to workers’ compensation liability claims, $250,000 relates to vehicle liability claims and is included in vehicle costs in the table above and $230,000 relates to general liability claims.

     Depreciation and amortization expense decreased to $6.4 million in fiscal 2009 from $11.6 million in fiscal 2008. The decline in depreciation and amortization expense is attributable principally to the reduction in the number of Company factory stores operating in fiscal 2009 compared to fiscal 2008, and to a lower depreciable base of property and equipment resulting from impairment writedowns.

   Domestic Franchise

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Revenues:
Royalties	$7,810	$8,301
Development and franchise fees	3	174
Other	229	198
Total revenues	8,042	8,673

Operating expenses:
Segment operating expenses	2,838	3,357
Depreciation expense	86	92
Allocated corporate overhead	153	391
Total operating expenses	3,077	3,840
Segment operating income	$4,965	$4,833

     Domestic Franchise revenues decreased 7.3% to $8.0 million in fiscal 2009 from $8.7 million in fiscal 2008. Excluding the 53rd week of fiscal 2008, Domestic Franchise revenues decreased 5.3% to $8.0 million in fiscal 2009 from $8.5 million in fiscal 2008. The decrease was driven by a decline in domestic royalty revenues resulting from a decrease in sales by domestic franchise stores from approximately $282 million in fiscal 2008 (measured on a 52-week basis) to $236 million in fiscal 2009, principally due to store closings. Royalty revenues measured on a 52-week basis declined to $7.8 million in fiscal 2009 from $8.1 million in fiscal 2008. Additionally, the Company did not recognize as revenue approximately $120,000 and $2.6 million of uncollected royalties which accrued during fiscal 2009 and 2008, respectively, because the Company did not believe collection of these royalties was reasonably assured.

     Domestic franchise same store sales decreased 3.3% in fiscal 2009, reflecting declines at both Associate franchise stores, which are located principally in the Southeast, and at Area Developer franchise stores.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses decreased in fiscal 2009 compared to fiscal 2008, primarily lower marketing costs.

     Domestic franchisees opened six stores and closed 21 stores in fiscal 2009. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Revenues:
Royalties	$14,942	$12,076
Development and franchise fees	2,460	2,167
Other	93	42
Total revenues	17,495	14,285

Operating expenses:
Segment operating expenses	5,016	3,966
Allocated corporate overhead	929	835
Total operating expenses	5,945	4,801
Segment operating income	$11,550	$9,484

     International Franchise royalties increased $2.9 million in fiscal 2009 from $12.1 million in fiscal 2008. Excluding the 53rd week of fiscal 2008, International Franchise royalties increased 26.5% to $14.9 million in fiscal 2009 from $11.8 million in fiscal 2008. The increase was driven by an increase in sales by international franchise stores from $194 million in fiscal 2008 (measured on a 52-week basis) to $273 million in fiscal 2009. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business reduced sales by international franchisees measured in U.S. dollars by approximately $10 million in the fourth quarter of fiscal 2009 and for fiscal 2009 as a whole, compared to the comparable periods in fiscal 2008, which adversely affected international royalty revenues by approximately $600,000. Additionally, the Company did not recognize as revenue approximately $920,000 of uncollected royalties which accrued during fiscal 2009 because the Company did not believe collection of these royalties was reasonably assured.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 18.6%. The decline in International Franchise same store sales reflects the large number of new stores opened internationally in fiscal 2009 and fiscal 2008, the cannibalization effects on initial stores in new markets of additional store openings in those markets and the effects of soft economic conditions.

     International development and franchise fees increased $293,000 in fiscal 2009 due to an increase in store openings compared to fiscal 2008. Development and franchise fees did not increase proportionately with the number of store openings principally because a greater percentage of fiscal 2009 openings were satellite stores compared to fiscal 2008; development and franchise fees per store are lower for satellite stores than for factory stores.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses rose in the fiscal 2009 compared to fiscal 2008. The increase in International Franchise operating expenses in fiscal 2009 compared to fiscal 2008 reflects a bad debt provision of approximately $1.3 million principally related to credit exposure on international franchisees, partially offset by lower store opening support expenses. Costs to support franchise store openings decline as individual franchisees gain experience opening stores and develop internal resources to assist in store openings.

     International franchisees opened 114 stores and closed 19 stores in fiscal 2009. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	Feb. 1,	Feb. 3,	Feb. 1,	Feb. 3,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Doughnut mixes	$73,312	$71,509	38.3%	34.8%
Other ingredients, packaging and supplies	106,054	118,688	55.4	57.8
Equipment	8,749	13,086	4.6	6.4
Fuel surcharge	3,341	2,216	1.7	1.1
Total revenues before intersegment sales elimination	191,456	205,499	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	131,594	138,374	68.7	67.3
Inbound freight	7,550	6,062	3.9	2.9
Total cost of sales	139,144	144,436	72.7	70.3
Distribution costs:
Outbound freight	13,806	12,521	7.2	6.1
Other distribution costs	3,357	1,308	1.8	0.6
Total distribution costs	17,163	13,829	9.0	6.7
Other segment operating costs	9,496	15,768	5.0	7.7
Depreciation expense	1,019	5,586	0.5	2.7
Allocated corporate overhead	1,365	1,797	0.7	0.9
Total operating costs	168,187	181,416	87.8	88.3
Segment operating income	$23,269	$24,083	12.2%	11.7%

     KK Supply Chain revenues before intersegment sales elimination fell $14.0 million, or 6.8%, in fiscal 2009 compared to fiscal 2008. Excluding the 53rd week in fiscal 2008, KK Supply Chain revenues before intersegment eliminations decreased 5.0% from $201.5 million in fiscal 2008. The most significant reason for the decrease in revenues (measured on a 52-week basis) was lower unit sales of mixes, ingredients and supplies resulting from lower sales by Company and domestic franchise stores. In addition, an increasing percentage of franchisee sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. The decline in the KK Supply Chain revenue due to lower unit volume was partially offset by an increase in revenue resulting from price increases for mixes and certain other ingredients instituted by KK Supply Chain in fiscal 2009 in order to offset increases in the cost of materials. The KK Supply Chain revenue decrease was also attributable to a decrease in sales of equipment and equipment services in fiscal 2009 compared to fiscal 2008. Franchisee expansion in fiscal 2009 was comprised principally of satellite stores, which require less equipment than do factory stores.

     Cost of sales as a percentage of revenues increased in fiscal 2009 compared to fiscal 2008. The cost of raw materials used in the production of doughnut mix and of other goods sold to Company and franchise stores was higher in fiscal 2009 than in fiscal 2008. In particular, the prices of flour and shortening and the products from which they are made were significantly higher in fiscal 2009 compared to fiscal 2008. During fiscal 2009, KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mixes, shortening and other goods in order to mitigate increases in the cost of these raw materials. However, while KK Supply Chain increased prices to cover its increased costs, profit margins as a percentage of sales decreased. In addition, cost of sales was adversely affected by higher inbound freight costs resulting from higher fuel prices.

     Outbound freight costs increased in fiscal 2009 compared to fiscal 2008. A significant component of the increase was a charge of approximately $1.7 million (approximately 0.9% of KK Supply Chain revenues before intersegment sales elimination) related to payments made by the Company to its former third-party freight consolidator which were improperly not remitted to the freight carriers by the freight consolidator. For many years, the Company utilized a third-party freight consolidator to review and pay freight bills on behalf of the Company. During the second quarter of fiscal 2009, the Company made routine payments to the third-party freight consolidator which were improperly not remitted to the freight carriers. The actions of the third-party freight consolidator, which has since filed for bankruptcy protection, resulted in a loss to the Company which the Company currently has not recovered.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs and research and development expenses. These costs include a net credit of approximately $950,000 for bad debts expense in fiscal 2009 compared to a charge of approximately $1.5 million in fiscal 2008. The net credit in fiscal 2009 reflects a reduction in the allowance for doubtful accounts resulting principally from a decrease in credit exposure with respect to certain franchisees and a recovery of certain receivables previously reserved, partially offset by bad debt provisions recorded with respect to other franchise receivables. As of February 1, 2009, the Company’s allowance for doubtful accounts from franchisees totaled approximately $2.8 million.

     Depreciation and amortization expense decreased to $1.0 million in fiscal 2009 from $5.6 million in fiscal 2008. Depreciation and amortization expense decreased approximately $4.3 million in fiscal 2009 compared to fiscal 2008 as a result of the Company’s divestiture in January 2008 of its manufacturing and distribution facility in Effingham, Illinois.

     Domestic and international franchisees opened 120 stores and closed 40 stores in fiscal 2009. The majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses decreased to $23.5 million in fiscal 2009 from $26.3 million in fiscal 2008. General and administrative expenses in fiscal 2008 include approximately $2.7 million recorded in the fourth quarter for severance costs related to the resignation of the Company’s former chief executive officer, of which approximately $1.6 million was share-based compensation (including accelerated vesting of certain equity awards). The decrease in general and administrative expenses in fiscal 2009 also reflects a decrease in other share-based compensation expense of approximately $700,000 due principally to executive officer turnover resulting in the forfeiture of stock and option awards, and the elimination of incentive compensation costs in fiscal 2009 due to the Company’s failure to achieve incentive compensation targets for the year, which reduced incentive compensation costs by approximately $1.0 million from fiscal 2008. These decreases in general and administrative expenses were partially offset by a charge of approximately $1.1 million in fiscal 2009 related to changes in the Company’s vacation policy.

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

     In addition, in fiscal 2008, the Company recorded an impairment charge of approximately $10.4 million with respect to its KK Supply Chain manufacturing and distribution facility in Effingham, Illinois. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. In the fourth quarter of fiscal 2008, the Company sold these assets for approximately $10.9 million cash (net of expenses), and recorded a credit to impairment charges of approximately $600,000, representing the excess of the ultimate selling price over the previously estimated disposition value of the facility and equipment. Also during fiscal 2008, the Company decided to close its KK Supply Chain coffee roasting operation and to sell the related assets, and recorded an impairment charge of approximately $1.5 million to reduce the carrying value of those assets to their estimated disposal value of $1.9 million. The Company sold these assets for approximately $1.9 million cash during the third quarter of fiscal 2008.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In fiscal 2009, changes in estimated sublease rentals on a closed store that was subsequently refranchised and the realization of proceeds on an assignment of another closed store lease resulted in $1.2 million of credits to the provision for lease termination costs. These credits, in combination with the reversal of approximately $800,000 of previously recorded accrued rent expense related to stores closed during the year and approximately $1.5 million of charges related to other closed store leases, resulted in a net credit in the provision for lease termination costs of $502,000 in fiscal 2009. In fiscal 2008, the Company received proceeds of $966,000 on the assignment of leases related to closed stores, reversed approximately $1.7 million of previously recorded accrued rent expense related to stores closed during the year and recorded approximately $1.7 million of charges related to other closed store leases, resulting in a net provision for lease termination costs of $1.0 million in fiscal 2008.

     In fiscal 2009, the Company refranchised one idled store acquired by the Company from a failed franchisee, refranchised two domestic operating stores to a new franchisee, and refranchised the four Company stores in Eastern Canada to a new franchisee. The Company received no proceeds in connection with any of these transactions. With the exception of a non-cash pretax gain of $2.8 million recorded in the fourth quarter of fiscal 2009 related to foreign currency translation arising from the Canadian disposal (which is included in non-operating income and expense), no significant gain or loss was recognized as a result of the refranchisings.

   Settlement of Litigation

     In the first quarter of fiscal 2008, the Company issued common stock and warrants to acquire common stock in connection with the settlement of a federal securities class action and to settle, in part, certain shareholder derivative actions, as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. The Company recorded a charge to earnings in fiscal 2006 for the fair value of the stock and warrants, measured as of the date on which the Company agreed to settle the litigation, and adjusted that charge in subsequent periods to reflect changes in the securities’ fair value until their issuance in the first quarter of fiscal 2008. Such subsequent adjustment resulted in a non-cash credit to fiscal 2008 earnings of $14.9 million.

   Interest Income

     Interest income decreased to $331,000 in fiscal 2009 from $1.4 million in fiscal 2008 primarily due to lower short term interest rates in fiscal 2009 compared to fiscal 2008.

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	Feb. 1,	Feb. 3,
	2009	2008
	(In thousands)
Interest accruing on outstanding indebtedness	$6,402	$8,418
Letter of credit and unused revolver fees	1,082	736
Fees associated with credit agreement amendments	261	—
Write-off of deferred financing costs associated with credit agreement amendments	289	—
Fees associated with credit agreement refinancing	—	220
Amortization of deferred financing costs	543	522
Mark to market adjustments on interest rate derivatives	798	96
Amortization of unrealized (gain) loss on interest rate derivatives	969	(69)
Payment to (from) counterparty on interest rate cap derivative	124	(163)
Other	211	36
	$10,679	$9,796

     Interest accruing on outstanding indebtedness was lower in fiscal 2009 than in fiscal 2008 because of a reduction in outstanding debt since the first quarter of fiscal 2008. This lower interest on outstanding indebtedness was partially offset by higher lender margin and fees resulting from the amendments to the Company’s 2007 Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein.

     As more fully described in Note 22 to the consolidated financial statements appearing elsewhere herein, effective April 9, 2008, the Company discontinued hedge accounting for certain interest rate derivatives as a result of amendments to its credit facilities. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings through April 2010 when the underlying hedged transactions (interest expense on long-term debt) affect earnings.

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

     Other non-operating income and expense in fiscal 2008 includes a provision of $3.0 million recorded in the fourth quarter for estimated payments under the Company’s guarantees of certain debt and leases related to an Equity Method Franchisee and, in fiscal 2009, the Company paid approximately $250,000 related to these guarantees, which are more fully described in Note 18 to the consolidated financial statements appearing elsewhere herein. In addition, other non-operating income and expense in fiscal 2008 includes an impairment charge of approximately $572,000 to reduce the carrying value of the Company’s investment in a franchisee to its estimated fair value, partially offset by a gain of approximately $260,000 resulting from additional proceeds from the prior sale of an interest in another franchisee.

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

Liquidity and Capital Resources

     The following table summarizes the Company’s cash flows from operating, investing and financing activities for fiscal 2010, 2009 and 2008:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$19,827	$16,593	$9,712
Net cash provided by (used for) investing activities	(2,175)	(4,296)	13,118
Net cash used for financing activities	(32,975)	(1,422)	(34,425)
Effect of exchange rate changes on cash	—	(72)	88
Net increase (decrease) in cash and cash equivalents	$(15,323)	$10,803	$(11,507)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $19.8 million in fiscal 2010, $16.6 million in fiscal 2009 and $9.7 million in fiscal 2008.

     The improvement in operating results accounted for all of the increase in cash provided by operating activities in fiscal 2010; the net loss, adjusted for non-cash charges and credits, improved by $4.9 million over fiscal 2009. While operating results improved, the scope of the Company’s operations has decreased in recent years as it has closed underperforming locations and rationalized other components of its business, resulting in a decrease in the amount of working capital funded by accounts payable and accruals, which have had a net decrease of $5.5 million in the past two years. Most of this decrease was offset by declines in accounts receivable as off-premises doughnut sales and sales to franchisees declined, and by decreases in the Company’s investment in inventories.

     In addition, cash provided by operating activities in fiscal 2008 reflects a cash outflow of approximately $4.1 million for a prepayment fee associated with the refinancing of the Company’s credit facilities described under “Cash Flows from Financing Activities” below.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $2.2 million and $4.3 million in fiscal 2010 and 2009, respectively, compared to net cash provided by investing activities of $13.1 million in fiscal 2008.

     Cash used for capital expenditures increased to $8.0 million in fiscal 2010 from $4.7 million in fiscal 2009 and $5.5 million in fiscal 2008, reflecting the construction of six new stores in fiscal 2010 and increased store refurbishment efforts.

     In fiscal 2010, 2009 and 2008, the Company realized proceeds from the sale of property and equipment of $5.8 million, $748,000 and $18.3 million, respectively, which, except for approximately $10.9 million (net of expenses) received in fiscal 2008 from the sale of a mix manufacturing and distribution facility, related principally to the sale of closed or refranchised stores.

Cash Flows from Financing Activities

     Net cash used for financing activities was $33.0 million in fiscal 2010, $1.4 million in fiscal 2009 and $34.4 million in fiscal 2008.

     During fiscal 2010, the Company repaid approximately $31.7 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.1 million of scheduled principal amortization, a prepayment of $20 million in connection with amendments to the Company’s credit facilities in April 2009 as described in Note 10 to the consolidated financial statements appearing elsewhere herein, prepayments aggregating $5.6 million from the sale of assets related to three closed stores and one store which was refranchised, and a discretionary prepayment of $5 million made on the term loan during the third quarter of fiscal 2010. During fiscal 2009, the Company repaid approximately $2.0 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.2 million of scheduled amortization and a prepayment of approximately $750,000 from the proceeds of the assignment of a lease related to a closed store. Additionally, the Company paid approximately $1.9 million and $728,000 in fees to its lenders in fiscal 2010 and fiscal 2009, respectively, to amend its credit facilities. Of such aggregate amounts, $954,000 and $467,000, respectively, was capitalized as deferred financing costs, and the balance of approximately $925,000 and $261,000, respectively, was charged to interest expense.

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

     In early fiscal 2008, the Company closed new secured credit facilities totaling $160 million. At closing, the Company borrowed $110 million under a term loan, and used the proceeds to retire approximately $107 million of indebtedness outstanding under its former secured credit facilities (which were terminated) and to pay prepayment fees under the former secured credit facilities and fees and expenses associated with the new credit facilities. Also in fiscal 2008, the Company prepaid approximately $32.8 million of the new term loan, of which $17.8 million was from the proceeds of sales of certain property and equipment and $15.0 million represented discretionary prepayments.

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

     The Secured Credit Facilities described in Note 10 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $43.1 million as of January 31, 2010 which matures in February 2014, and a $25 million revolving credit facility maturing in February 2013.

     The Secured Credit Facilities contain significant financial covenants. Based on the Company’s current working capital and the fiscal 2011 operating plan, management believes the Company can comply with the financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

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

     The operation of the financial covenants described above could limit the amount the Company may borrow under the revolving credit facility. In addition, the maximum amount which may be borrowed under the revolving facility is reduced by the amount of outstanding letters of credit, which totaled approximately $15 million as of January 31, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self- insurance arrangements. The maximum additional borrowing available to the Company as of January 31, 2010 was approximately $10 million.

     The Secured Credit Facilities also contain customary events of default including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

   Leases

     The Company conducts some of its operations from leased facilities and leases certain equipment. Generally, these leases have initial terms of two to 20 years and contain provisions for renewal options of five to 15 years. In determining whether to enter into a lease for an asset, the Company evaluates the nature of the asset and the associated lease terms to determine if leasing is an effective financing tool.

   Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantees of indebtedness of certain franchisees, as discussed in Notes 12 and 18 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at January 31, 2010

     The Company’s contractual cash obligations as of January 31, 2010 are as follows:

		Payments Due In
		Less			More
		Than			Than
	Total	1	1-3	3-5	5
	Amount	Year	Years	Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities	$43,054	$564	$1,128	$41,362	$—
Interest payment obligations (1)	22,415	5,857	11,552	5,006	—
Payment obligations on interest rate hedge	642	642	—	—	—
Capital lease obligations	393	198	195	—	—
Operating lease obligations	91,524	8,866	14,741	11,250	56,667
Purchase obligations	42,897	39,379	3,518	—	—
Contingent guarantee obligations (2)	3,730	3,199	531	—	—
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims	14,682	5,355	3,824	1,777	3,726
401(k) mirror plan liability	455	—	—	—	455
Total	$219,792	$64,060	$35,489	$59,395	$60,848
____________________

(1)	Estimated interest payments for variable rate debt are based upon the forward LIBOR interest rate curve as of January 29, 2010.

(2)	Amounts represent 100% of the Company’s aggregate exposure at January 31, 2010 under loan guarantees related to franchisees in which the Company has an ownership interest.

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $540,000 as of January 31, 2010 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:
  Working capital and other general corporate purposes

  Opening new Company stores in selected markets, principally small retail shops

  Remodeling and relocation of selected older Company shops

  Investing in equipment to support the off-premises distribution channel

  Maintaining and enhancing the Supply Chain manufacturing and distribution capabilities

  Investing in systems and technology
     The Company’s capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors including the Company’s overall performance, the pace of store expansion and Company store remodels and other infrastructure needs. These capital outlays are subject to limitations contained in the Secured Credit Facilities. The Company currently estimates that its capital expenditures for fiscal 2011 will be in the range of from $13 million to $17 million. The most significant capital expenditures currently planned for fiscal 2011 are between seven and ten new satellite stores, refurbishments to existing stores, new point-of-sale hardware to replace existing hardware that is approaching the end of its useful life, and ongoing maintenance capital expenditures. The Company plans to fund these expenditures using cash provided by operations and current cash resources.

Recent Financial Performance and Business Conditions

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decrease in off-premises sales at Company stores, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the prices of certain agricultural commodities and of oil, while volatile, have trended upward in the last fiscal three years, which has adversely affected the cost of the Company’s principal ingredients and increased the cost of gasoline consumed by the Company. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated cash flow from operating activities of $19.8 million, $16.6 million and $9.7 million in fiscal 2010, 2009 and 2008, respectively, and the Company has reduced its aggregate outstanding debt by $64.2 million over the past three fiscal years, using both cash generated from the sale of excess assets and cash generated by operations.

     The Company’s credit facilities described above and in Note 10 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $43.1 million as of January 31, 2010 which matures in February 2014, and a $25 million revolving credit facility maturing in February 2013. The credit facilities contain significant financial covenants, which also are described in Note 10. Based on the Company’s current working capital and the fiscal 2011 operating plan, management believes the Company can comply with the these financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

Inflation

     The Company does not believe that general price inflation has had a material effect on its results of operations in recent years. However, prices of agricultural commodities and fuel have been volatile in recent years. Those price changes, which have generally trended upward, have had a significant effect on the cost of flour, shortening and sugar, the three most significant ingredients used in the production of the Company’s products, as well as on the cost of gasoline consumed by the Company’s off-premises delivery fleet.

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

   Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During the three fiscal years in the period ended January 31, 2010, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

   Goodwill and Identifiable Intangible Assets

     The Financial Accounting Standards Board (“FASB”) guidance related to goodwill and other intangible assets addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. This guidance requires intangible assets with definite lives to be amortized over their estimated useful lives, while those with indefinite lives and goodwill are not subject to amortization but must be tested annually for impairment, or more frequently if events and circumstances indicate potential impairment.

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test for indefinite-lived intangible assets involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the discounted cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges. Impairment analyses of goodwill resulted in impairment charges of approximately $4.6 million in fiscal 2008. There were no goodwill impairment charges in fiscal 2010 or fiscal 2009. As of January 31, 2010, the remaining goodwill had a carrying value of $23.5 million, all of which was associated with the Domestic and International Franchise segments, each of which consists of a single reporting unit. The risk of goodwill impairment would increase in the event that the franchise segment operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. In fiscal 2010, fiscal 2009 and fiscal 2008, the Company recorded impairment charges related to long-lived assets totaling approximately $3.1 million, $1.1 million and $56.0 million, respectively. Additional impairment charges may be necessary in future years.

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

   Income Taxes

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets in accordance with FASB guidance related to accounting for income taxes. At January 31, 2010, the Company has recorded a valuation allowance against deferred income tax assets of $160.6 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The valuation allowance was recorded because management was unable to conclude, in light of the cumulative losses realized by the Company, that realization of the net deferred income tax asset was more likely than not. The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those assumed or anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

   Guarantee Liabilities

     The Company has guaranteed a portion of certain loan obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of January 31, 2010, the Company has recorded liabilities of approximately $2.5 million related to such loan guarantees. The aggregate outstanding principal balance of loans subject to the Company’s guarantees was approximately $3.7 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

   Investments in Franchisees

     The Company has investments in certain Equity Method Franchisees, the value of which cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. During the years ended January 31, 2010 and February 1, 2009, the Company recorded impairment charges of $500,000 and $957,000, respectively, related to investments in and advances to Equity Method Franchisees. As of January 31, 2010, the Company’s investment in Equity Method Franchisees was $781,000.

   Stock-Based Compensation

     The Company measures and recognizes compensation expense for share-based payment awards based on their fair values. Because options granted to employees differ from options on the Company’s common shares traded in the financial markets, the Company cannot determine the fair value of options granted to employees based on observed market prices. Accordingly, the Company estimates the fair value of stock options subject only to service conditions using the Black-Scholes option valuation model, which requires inputs including interest rates, expected dividends, volatility measures and employee exercise behavior patterns. Some of the inputs the Company uses are not market-observable and must be estimated. The fair value of stock options which contain market conditions as well as service conditions is estimated using Monte Carlo simulation techniques. In addition, the Company must estimate the number of awards which ultimately will vest, and periodically adjusts such estimates to reflect actual vesting events. Use of different estimates and assumptions would produce different option values, which in turn would affect the amount of compensation expense recognized.

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

   Recent Accounting Pronouncements

     In March 2008, the FASB issued new disclosure standards about derivative instruments and hedging activities. The new standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted the new standards prospectively as of February 2, 2009; accordingly, disclosures related to periods prior to the date of adoption have not been presented. Adoption of these standards did not have any effect on the Company’s financial position or results of operations. See Note 22 to the consolidated financial statements appearing elsewhere herein for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted new accounting standards with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 21 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurements.

     In May 2009, the FASB issued new accounting standards with respect to subsequent events which establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted these standards, which did not represent a significant change from existing practice, during the quarter ended August 2, 2009.

     In June 2009, the FASB issued amended accounting standards related to the consolidation of variable-interest entities. The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended standards require an ongoing reconsideration of the identity of the VIE’s primary beneficiary, if any, and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The amended standards are effective for the Company in the first quarter of fiscal 2011. Adoption of the new standards will result in the Company recognizing a divestiture of three stores that took place in a refranchising transaction in October 2009, as described under “Basis of Consolidation,” to the consolidated financial statements appearing elsewhere herein. Adoption of the standards will have no material effect on the Company’s financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

     As of January 31, 2010, the Company had approximately $43.4 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in no increase in interest expense on the Company’s term debt due to the operation of an interest rate floor provision in the Company’s credit agreement. The Company’s credit facilities and the related interest rate derivatives are described in Note 10 to the consolidated financial statements appearing elsewhere herein.

Currency Risk

     The substantial majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. The Company’s investment in its franchisee operating in Mexico exposes the Company to exchange rate risk. In addition, although royalties from international franchisees are payable to the Company in U.S. dollars, those royalties are computed based on local currency sales, and changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect the Company’s royalty revenues. Because royalty revenues are derived from a relatively large number of foreign countries, and royalty revenues are not highly concentrated in a small number of such countries, the Company believes that the relatively small size of any currency hedging activities would adversely affect the economics of hedging strategies and, accordingly, the Company historically has not attempted to hedge these exchange rate risks.

     For the year ended January 31, 2010, the Company’s international franchisees had sales of approximately $264 million, and the Company’s related royalty revenues were approximately $14 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which the Company’s international franchisees do business would have a corresponding effect on the Company’s international royalty revenues of approximately $1.4 million.

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

     The Company operates a large fleet of delivery vehicles and is exposed to the effects of changes in gasoline prices. In fiscal 2010, the Company began periodically using futures and options on futures to hedge a portion of its exposure to rising gasoline prices.

Commodity Derivatives Outstanding at January 31, 2010

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of January 31, 2010, which mature in fiscal 2011 and fiscal 2012, is set forth in the table below.

		Weighted		Aggregate	Aggregate
		Average Contract Price		Contract Price	Fair
	Contract Volume	or Strike Price		or Strike Price	Value
	(Dollars in thousands, except average prices)
Futures contracts:
Wheat	245,000 bu.	$5.44/	bu.	$1,334	$(69)
Gasoline	588,000 gal.	$2.02/	gal.	1,191	(23)

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

	Approximate	Approximate Range			Approximate Annual
	Anticipated Fiscal 2011	of Prices Paid In	Hypothetical Price		Effect Of Hypothetical
Ingredient	Purchases	Fiscal 2010	Increase		Price Increase
					(In thousands)
Flour	53.6 million lbs.	$0.1401 – $0.2679/lb.	$0.01/	lb.	$536
Shortening	37.8 million lbs.	$0.3710 – $0.6176/lb.	$0.01/	lb.	378
Sugar	64.6 million lbs.	$0.2882 – $0.3060/lb.	$0.01/	lb.	646
Gasoline	2.4 million gal.	$1.82 – $2.61/gal.	$0.01/	gal.	24

     The ranges of prices paid for fiscal 2010 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements
Report of Independent Registered Public Accounting Firm	68
Consolidated statement of operations for each of the three years in the period
ended January 31, 2010	69
Consolidated balance sheet as of January 31, 2010 and February 1, 2009	70
Consolidated statement of cash flows for each of the three years in the period
ended January 31, 2010	71
Consolidated statement of changes in shareholders’ equity for each of the three years in the period
ended January 31, 2010	72
Notes to financial statements	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at January 31, 2010 and February 1, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Raleigh, North Carolina
April 15, 2010

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$346,520	$385,522	$430,370
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
shown below)	297,185	346,545	381,065
General and administrative expenses	22,728	23,458	26,303
Depreciation and amortization expense	8,191	8,709	18,433
Impairment charges and lease termination costs	5,903	548	62,073
Settlement of litigation	—	—	(14,930)
Other operating (income) and expense, net	739	1,501	13
Operating income (loss)	11,774	4,761	(42,587)
Interest income	93	331	1,422
Interest expense	(10,685)	(10,679)	(9,796)
Loss on extinguishment of debt	—	—	(9,622)
Equity in losses of Equity Method Franchisees	(488)	(786)	(933)
Other non-operating income and (expense), net	(276)	2,815	(3,211)
Income (loss) before income taxes	418	(3,558)	(64,727)
Provision for income taxes	575	503	2,324
Net loss	$(157)	$(4,061)	$(67,051)

Loss per common share:
Basic	$—	$(.06)	$(1.05)

Diluted	$—	$(.06)	$(1.05)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,215	$35,538
Trade receivables	17,371	19,229
Receivables from Equity Method Franchisees	524	1,019
Inventories	14,321	15,587
Deferred income taxes	—	106
Other current assets	6,792	4,327
Total current assets	59,223	75,806
Property and equipment	72,527	85,075
Investments in Equity Method Franchisees	781	1,187
Goodwill and other intangible assets	23,816	23,856
Other assets	8,929	9,002
Total assets	$165,276	$194,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$762	$1,413
Accounts payable	6,708	8,981
Accrued liabilities	30,203	29,222
Total current liabilities	37,673	39,616
Long-term debt, less current maturities	42,685	73,454
Deferred income taxes	—	106
Other long-term obligations	22,151	23,995

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and
outstanding	—	—
Common stock, no par value; 300,000 shares authorized; 67,441 and 67,512 shares
issued and outstanding	366,237	361,801
Accumulated other comprehensive loss	(180)	(913)
Accumulated deficit	(303,290)	(303,133)
Total shareholders’ equity	62,767	57,755
Total liabilities and shareholders’ equity	$165,276	$194,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(157)	$(4,061)	$(67,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,191	8,709	18,433
Deferred income taxes	(479)	651	889
Impairment charges	2,666	1,050	61,041
Settlement of litigation	—	—	(14,930)
Accrued rent expense	(412)	(352)	(663)
Loss on disposal of property and equipment	915	746	64
Gain on refranchise of Canadian subsidiary	—	(2,805)	—
Gain on disposal of interests in Equity Method Franchisees	—	(931)	(260)
Impairment of investment in Equity Method Franchisee	500	—	—
Unrealized loss on interest rate derivatives	559	798	96
Share-based compensation	4,779	5,152	7,599
Provision for doubtful accounts	(161)	270	1,786
Amortization of deferred financing costs	859	832	6,041
Equity in losses of Equity Method Franchisees	488	786	933
Other	(225)	1,820	991
Change in assets and liabilities:
Trade receivables	2,351	4,158	284
Inventories	1,216	4,263	1,058
Other current and non-current assets	394	590	2,009
Accounts payable and accrued liabilities	(1,650)	(3,817)	(7,550)
Other long-term obligations	(7)	(1,266)	(1,058)
Net cash provided by operating activities	19,827	16,593	9,712
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,967)	(4,694)	(5,509)
Proceeds from disposals of property and equipment	5,752	748	18,314
Investments in Equity Method Franchisees	(325)	(113)	—
Sale of interests in Equity Method Franchisee	—	—	300
Other investing activities	365	(237)	13
Net cash provided by (used for) investing activities	(2,175)	(4,296)	13,118
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	110,000
Repayment of long-term debt	(31,678)	(1,989)	(141,733)
Deferred financing costs	(954)	(467)	(2,891)
Proceeds from exercise of stock options	—	3,103	292
Repurchase of common shares (Note 16)	(343)	(2,069)	(93)
Net cash used for financing activities	(32,975)	(1,422)	(34,425)
Effect of exchange rate changes on cash	—	(72)	88
Net increase (decrease) in cash and cash equivalents	(15,323)	10,803	(11,507)
Cash and cash equivalents at beginning of year	35,538	24,735	36,242
Cash and cash equivalents at end of year	$20,215	$35,538	$24,735
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$258	$143	$750

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Common		Comprehensive
	Shares	Common	Income	Accumulated
	Outstanding	Stock	(Loss)	Deficit	Total
	(In thousands)
BALANCE AT JANUARY 28, 2007	62,670	$310,942	$1,266	$(233,246)	$78,962
Effect of adoption of new accounting
standard (Note 1)				1,225	1,225
Comprehensive income (loss):
Net loss for the year ended
February 3, 2008				(67,051)	(67,051)
Foreign currency translation adjustment,
net of income taxes of $117			357		357
Unrealized loss on cash flow hedge, net
of income taxes of $1,006			(1,542)		(1,542)
Total comprehensive loss					(68,236)
Exercise of stock options	111	292			292
Issuance of common shares and warrants
(Notes 12 and 16)	1,834	36,875			36,875
Share-based compensation (Note 16)	785	7,599			7,599
Repurchase of common shares (Note 16)	(30)	(93)			(93)
BALANCE AT FEBRUARY 3, 2008	65,370	355,615	81	(299,072)	56,624
Comprehensive income (loss):
Net loss for the year ended
February 1, 2009				(4,061)	(4,061)
Recognition of foreign currency
translation adjustment upon
disposal of subsidiary, net of
income taxes of $1,173			(1,797)		(1,797)
Foreign currency translation adjustment,
net of income taxes of $153			239		239
Unrealized loss on cash flow hedge,
net of income taxes of $14			(22)		(22)
Amortization of unrealized loss on
interest rate derivative, net of
income taxes of $383			586		586
Total comprehensive loss					(5,055)
Exercise of stock options	2,387	3,103			3,103
Share-based compensation (Note 16)	301	5,152			5,152
Repurchase of common shares (Note 16)	(546)	(2,069)			(2,069)
BALANCE AT FEBRUARY 1, 2009	67,512	361,801	(913)	(303,133)	57,755
Comprehensive income (loss):
Net loss for the year ended
January 31, 2010				(157)	(157)
Foreign currency translation adjustment,
net of income taxes of $24			37		37
Amortization of unrealized loss on
interest rate derivative, net of
income taxes of $455			696		696
Total comprehensive income					576
Cancellation of restricted shares	(52)
Share-based compensation (Note 16)	57	4,779			4,779
Repurchase of common shares (Note 16)	(76)	(343)			(343)
BALANCE AT JANUARY 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

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

Significant Accounting Policies

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements are as follows:

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation. In October 2009, the Company refranchised three stores in Northern California to a new franchisee. The aggregate sales price of the stores’ assets was approximately $1.1 million, which was evidenced by a promissory note payable to the Company bearing interest at 7% and payable in weekly installments equal to a percentage of the stores’ retail sales, secured by the all the assets of the three stores. The new franchisee is a variable interest entity of which the Company is the primary beneficiary. Accordingly, the Company consolidated the financial statements of the new franchisee for post-acquisition periods and did not record a divestiture of the three stores. In the first quarter of fiscal 2011, the Company will adopt new accounting standards which will require the Company to deconsolidate the franchisee and recognize a divestiture of the stores; see “Recent Accounting Pronouncements” below. Except for a guarantee (which dates from fiscal 2002) of 59% of the lease payments related to one of the three stores’ leases, the Company has no guarantee of any obligation of the new franchisee.

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

  Domestic Franchise revenue is derived from development and initial franchise fees relating to new domestic store openings and ongoing royalties charged to domestic franchisees based on their sales. Development and franchise fees for domestic new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying domestic franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received.

  International Franchise revenue is derived from development and initial franchise fees relating to new international store openings and ongoing royalties charged to international franchisees based on their sales. Development and franchise fees for international new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying international franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received.

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
     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2010 and fiscal 2009 each contained 52 weeks, while fiscal 2008 contained 53 weeks.

     CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

     INVENTORIES. Inventories are recorded at the lower of cost or market, with cost determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives, which are as follows: buildings — 15 to 35 years; machinery and equipment — 2 to 15 years; and leasehold improvements — lesser of the useful life of the improvements or the lease term. The depreciable life of leasehold improvements ranges from one to 20 years.

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the value of identifiable net assets acquired in business combinations. Goodwill has an indefinite life and is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate the carrying amount of the asset may be impaired. Such impairment testing is performed for each reporting unit to which goodwill has been assigned.

     Other intangible assets consist principally of franchise rights reacquired in acquisitions of franchisees, which the Company determined have indefinite lives and are not subject to amortization. Intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or circumstances indicate the carrying amount of the assets may be impaired.

     STORE PRE-OPENING COSTS. Store pre-opening costs are expensed as incurred in the Company Stores segment. Such costs were approximately $170,000 in fiscal 2010 and were not significant in fiscal 2009 or 2008.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Numerator: net loss	$(157)	$(4,061)	$(67,051)
Denominator:
Basic earnings per share — weighted average shares
outstanding	67,493	65,940	63,805
Diluted earnings per share — weighted average shares
outstanding plus dilutive potential common shares	67,493	65,940	63,805

     Stock options and warrants with respect to 11.0 million, 10.8 million and 12.2 million shares, as well as 1.2 million, 1.4 million and 1.2 million unvested shares of restricted stock and restricted stock units have been excluded from the computation of the number of shares used in the diluted earnings per share for the fiscal years ended January 31, 2010, February 1, 2009 and February 3, 2008, respectively, because the Company incurred a net loss for each of these periods and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

      CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from off-premises customers and franchisees and guarantees of leases and indebtedness of franchisees. Off-premises receivables are primarily from grocery and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2010, 2009 and 2008, no customer accounted for more than 10% of Company-owned stores’ revenues. The two largest off-premises customers collectively accounted for approximately 12%, 11% and 10% of Company-owned stores’ revenues in fiscal 2010, 2009 and 2008, respectively. The two off-premises customers with the largest trade receivables balances collectively accounted for approximately 21% and 22% of off-premises doughnut customer trade receivables at January 31, 2010 and February 1, 2009, respectively.

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

     The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $3.2 million, $1.8 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

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

     FOREIGN CURRENCY TRANSLATION. The Company has ownership interests in franchisees in Mexico and Western Canada accounted for using the equity method. The functional currency of each of these operations is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using exchange rates as of the balance sheet date, and revenues, expenses and the Company’s equity in the earnings or losses of the franchisee are translated using the average exchange rate for the reporting period. The resulting cumulative translation adjustments are reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are reflected in earnings.

     COMPREHENSIVE INCOME. Accounting standards on reporting comprehensive income requires that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss), a component of shareholders’ equity, and are summarized in the following table:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized losses on interest rate derivatives	$(152)	$(1,303)
Cumulative foreign currency translation adjustments	(146)	(207)
	(298)	(1,510)
Less: deferred income taxes	118	597
	$(180)	$(913)

     USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from these estimates, and the differences could be material.

     UNCERTAIN TAX POSITIONS. Effective January 29, 2007, the first day of fiscal 2008, the Company adopted new accounting standards for accounting for uncertainty in income taxes. The standards prescribe recognition thresholds that must be met before a tax position is recognized in the financial statements and provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. Under these standards, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The cumulative effect of applying the new standards was recorded as a $1.2 million credit to the opening balance of accumulated deficit as of January 29, 2007, the date of adoption.

     ERROR CORRECTION. In fiscal 2009 and 2008, the Company reported freight charges billed to customers by the KK Supply Chain segment as a reduction in direct operating expenses, rather than as a component of revenues as required by GAAP. Such charges totaled approximately $3.3 million and $2.2 million in fiscal 2009 and 2008, respectively, of which $1.8 million and $1.2 million, respectively, were to the Company Stores segment and are eliminated in consolidation; there were no such charges in fiscal 2010. KK Supply Chain and consolidated revenues for fiscal 2009 and 2008 as set forth herein have been restated to correct this error, which had no effect on KK Supply Chain operating income or on consolidated earnings for either period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued new disclosure standards about derivative instruments and hedging activities. The new standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted the new standards prospectively as of February 2, 2009; accordingly, disclosures related to periods prior to the date of adoption have not been presented. Adoption of these standards did not have any effect on the Company’s financial position or results of operations. See Note 22 for additional information about derivative financial instruments owned by the Company.

     In the first quarter of fiscal 2009, the Company adopted new accounting standards with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 21 for additional information regarding fair value measurements.

     In May 2009, the FASB issued new accounting standards with respect to subsequent events which establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted these standards, which did not represent a significant change from existing practice, during the quarter ended August 2, 2009.

     In June 2009, the FASB issued amended accounting standards related to the consolidation of variable-interest entities. The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended standards require an ongoing reconsideration of the identity of the VIE’s primary beneficiary, if any, and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The amended standards are effective for the Company in the first quarter of fiscal 2011. Adoption of the new standards will result in the Company recognizing a divestiture of three stores that took place in a refranchising transaction in October 2009, as described under “Basis of Consolidation,” above. Adoption of the standards will have no material effect on the Company’s financial position, results of operations or cash flows.

Note 2 – Recent Financial Performance and Business Conditions

     The Company experienced a decline in revenues and incurred net losses in each of the last three fiscal years. The revenue decline reflects fewer Company stores in operation resulting principally from the closure of lower performing locations, a decrease in off-premises sales at Company stores, a decline in domestic royalty revenues and lower sales of mixes and other ingredients resulting from lower sales by the Company’s domestic franchisees. Lower revenues have adversely affected operating margins because of the fixed or semi-fixed nature of many of the Company’s direct operating expenses. In addition, the prices of certain agricultural commodities and of oil, while volatile, have trended upward in the last fiscal three years, which has adversely affected the cost of the Company’s principal ingredients and increased the cost of gasoline consumed by the Company. Sales volumes and changes in the cost of major ingredients and fuel can have a material effect on the Company’s results of operations and cash flows. In addition, royalty revenues and most of KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     The Company generated cash flow from operating activities of $19.8 million, $16.6 million and $9.7 million in fiscal 2010, 2009 and 2008, respectively, and the Company has reduced its aggregate outstanding debt by $64.2 million over the past three fiscal years, using both cash generated from the sale of excess assets and cash generated by operations.

     The Company’s credit facilities described in Note 10 are the Company’s principal source of external financing. These facilities consist of a term loan having an outstanding principal balance of $43.1 million as of January 31, 2010 which matures in February 2014, and a $25 million revolving credit facility maturing in February 2013. The credit facilities contain significant financial covenants, which also are described in Note 10. Based on the Company’s current working capital and the fiscal 2011 operating plan, management believes the Company can comply with the these financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

Note 3 — Trade Receivables

     The components of trade receivables are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Trade receivables:
Off-premises customers	$9,010	$10,413
Unaffiliated franchisees	9,636	11,573
Current portion of notes receivable	68	100
	18,714	22,086
Less — allowance for doubtful accounts:
Off-premises customers	(307)	(313)
Unaffiliated franchisees	(1,036)	(2,544)
	(1,343)	(2,857)
	$17,371	$19,229
Receivables from Equity Method Franchisees (Notes 1 and 18):
Trade	$1,263	$1,268
Less — allowance for doubtful accounts	(739)	(249)
	$524	$1,019

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Allowance for doubtful accounts related to trade receivables:
Balance at beginning of year	$2,857	$4,750	$2,745
Provision for doubtful accounts	(651)	71	2,150
Chargeoffs	(863)	(2,064)	(145)
Other	—	100	—
Balance at end of year	$1,343	$2,857	$4,750

Allowance for doubtful accounts related to receivables from Equity
Method Franchisees:
Balance at beginning of year	$249	$1,379	$2,903
Provision for doubtful accounts	490	199	(364)
Chargeoffs	—	(1,329)	(1,160)
Balance at end of year	$739	$249	$1,379

Note 4 — Inventories

     The components of inventories are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Raw materials	$5,253	$5,625
Work in progress	4	6
Finished goods	3,688	4,905
Purchased merchandise	5,268	4,936
Manufacturing supplies	108	115
	$14,321	$15,587

Note 5 — Other Current Assets

     Other current assets consist of the following:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Closed stores held for sale	$2,574	$—
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 8, 9 and 11)	679	755
Miscellaneous receivables	468	416
Prepaid expenses and other	3,071	3,156
	$6,792	$4,327

Note 6 — Property and Equipment

     Property and equipment consists of the following:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Land	$13,975	$19,091
Buildings	62,812	64,977
Leasehold improvements	9,146	10,018
Machinery and equipment	52,124	58,987
Construction in progress	432	427
	138,489	153,500
Less: accumulated depreciation	(65,962)	(68,425)
	$72,527	$85,075

     Depreciation expense was $7.7 million, $8.1 million and $17.8 million in fiscal 2010, 2009 and 2008, respectively. Machinery and equipment includes assets leased under capital leases having a net book value of $393,000 and $451,000 at January 31, 2010 and February 1, 2009, respectively.

Note 7 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Indefinite-lived intangible assets:
Goodwill associated with International Franchise segment	$15,664	$15,664
Goodwill associated with Domestic Franchise segment	7,832	7,832
Reacquired franchise rights associated with Company Stores segment	320	360
	$23,816	$23,856

Note 8 — Other Assets

     The components of other assets are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Non-current portion of claims against insurance carriers related to
self-insurance programs (Notes 1, 5, 9 and 11)	$3,116	$3,619
Deferred financing costs, net of accumulated amortization	2,099	2,004
Deposits	1,515	1,876
Computer software, net of accumulated amortization	459	676
401(k) mirror plan assets (Notes 11 and 20)	455	287
Non-current portion of notes receivable from unaffiliated franchisees	146	178
Other	1,139	362
	$8,929	$9,002

Note 9 — Accrued Liabilities

     The components of accrued liabilities are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Accrued compensation	$6,571	$1,983
Accrued vacation pay	4,814	5,001
Current portion of self-insurance claims, principally worker’s compensation
(Notes 1, 5, 8 and 11)	4,245	5,086
Accrued guarantee liabilities (Notes 12, 14 and 18)	2,702	2,922
Accrued taxes, other than income	2,097	2,458
Customer deposits	1,319	1,881
Accrued health care claims	1,110	1,030
Accrued professional fees	873	911
Fair value of interest rate derivative	641	2,348
Current portion of lease termination costs (Notes 11 and 13)	298	364
Accrued interest	292	144
Current portion of deferred franchise fee revenue	285	708
Other	4,956	4,386
	$30,203	$29,222

Note 10 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
2007 Secured Credit Facilities	$43,054	$74,416
Capital lease obligations	393	451
	43,447	74,867
Less: current maturities	(762)	(1,413)
	$42,685	$73,454

     The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2011	$762
2012	685
2013	638
2014	564
2015	40,798
$43,447

     Secured Credit Facilities

     In February 2007, the Company closed secured credit facilities totaling $160 million (the “Secured Credit Facilities”) then consisting of a $50 million revolving credit facility maturing in February 2013 (the “Revolver”) and a $110 million term loan maturing in February 2014 (the “Term Loan”). The Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its subsidiaries.

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the 2007 Term Loan. The Company has made other payments of Term Loan principal since February 2007, consisting of $24.1 million representing the proceeds of asset sales, $20.0 million representing discretionary prepayments and $2.8 million representing scheduled amortization which, together with the $20 million prepayment in April 2009 have reduced the principal balance of the Term Loan to $43.1 million as of January 31, 2010.

     Interest on borrowings under the Revolver and Term Loan is payable either (a) at the greater of LIBOR or 3.25% or (b) at the Alternate Base Rate (which is the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments, 3.50% and 2.50%, respectively, prior to amendments executed in April 2008 and 2.75% and 1.75%, respectively, prior to amendments executed in January 2008 to permit the sale of certain real estate).

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

     The Term Loan is payable in quarterly installments of approximately $140,000 (as adjusted to give effect to prepayments of principal under the Term Loan) and a final installment equal to the remaining principal balance in February 2014. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of January 31, 2010, the consolidated leverage ratio was required to not be greater than 4.0 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.35 to 1.0. As of January 31, 2010, the Company’s consolidated leverage ratio was approximately 2.0 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.2 to 1.0. The maximum consolidated leverage ratio declines and the minimum consolidated interest coverage ratio increases after fiscal 2010, as set forth in the following tables:

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

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the Secured Credit Facilities to mean, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments and amounts accrued with respect to the interest rate derivative contracts described below, gains or losses on the early extinguishment of debt and provisions for payments on guarantees of franchisee obligations plus the sum of net interest expense, income taxes, depreciation and amortization, non-cash charges, store closure costs, costs associated with certain litigation and investigations, and extraordinary professional fees; and minus payments, if any, on guarantees of franchisee obligations in excess of $3 million in any rolling four-quarter period and the sum of non-cash credits. In addition, the 2007 Secured Credit Facilities contain other covenants which, among other things, limit the incurrence of additional indebtedness (including guarantees), liens, investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores), dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other activities customarily restricted in such agreements. The Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes and operating expenses and certain judgment and settlement costs.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2007 Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $15 million as of January 31, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The restrictive covenants did not limit the Company’s ability to borrow the full $10 million of unused credit under the Revolver at January 31, 2010.

     The Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitle the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and require the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expire in April 2010. See Notes 21 and 22 for additional information about theses derivative contracts.

     Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 31, 2010 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2011	$8,866	$220
2012	7,972	131
2013	6,769	77
2014	5,830	—
2015	5,420	—
Thereafter	56,667	—
	$91,524	428
Less: portion representing interest and executory costs		(35)
		$393

     Rent expense, net of rental income, totaled $9.6 million in fiscal 2010, $11.8 million in fiscal 2009 and $14.8 million in fiscal 2008.

     Cash Payments of Interest

     Interest paid, inclusive of deferred financing costs, totaled $11.2 million in fiscal 2010, $9.2 million in fiscal 2009 and $16.5 million in fiscal 2008.

Note 11 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Non-current portion of self-insurance claims, principally worker’s
compensation (Notes 1, 5, 8 and 9)	$9,327	$11,069
Accrued rent expense	5,864	6,276
Non-current portion of deferred franchise fee revenue	3,191	3,137
Non-current portion of lease termination costs (Notes 9 and 13)	1,381	1,516
401(k) mirror plan liabilities (Notes 8 and 20)	455	287
Other	1,933	1,710
	$22,151	$23,995

Note 12 — Commitments and Contingencies

Pending Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

   K² Asia Litigation

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

Other Matters

   TAG Litigation

     In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it sought an accounting and constructive trust. In addition, the Company sought a declaration that it did not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. TAG sought approximately $1 million in actual damages as well as punitive and treble damages. The parties settled this matter in March 2010. The accompanying balance sheet as of January 31, 2010 reflects an accrued liability of approximately $150,000 for the settlement of this matter, which was recorded in the second quarter of fiscal 2010 and which is included in Domestic Franchise operating expenses.

   Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Settlement Thereof

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

     The Stipulation also provided for the settlement and dismissal with prejudice of claims against all defendants in the derivative action, except for claims against Mr. Livengood. The Company settled its claims against Mr. Livengood in February 2010 in exchange for the payment by Mr. Livengood of $320,000 and his surrender to the Company of vested options to purchase 905,700 shares of the Company’s common stock.

     All litigation surrounding the above matters has now been settled.

   Fairfax County, Virginia Environmental Matter

     Since 2004, the Company has operated a commissary in the Gunston Commerce Center in Fairfax County, Virginia (the “County”). The County has investigated alleged damage to its sewer system near the commissary. On May 8, 2009, the County filed a lawsuit in Fairfax County Circuit Court alleging that the Company caused damage to the sewer system and violated the County’s Sewer Use Ordinance and the Company’s Wastewater Discharge Permit. The County sought from the Company repair and replacement costs of approximately $2 million and civil penalties of approximately $18 million. The Company removed the case to the U.S. District Court for the Eastern Division of Virginia, and in December 2009, the parties reached an agreement to resolve the litigation. During the third quarter of fiscal 2010, the Company recorded a provision of $750,000 for the settlement of this matter, which is included in Company Stores direct operating expenses.

   California Wage/Hour Litigation

     The Company was a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs seek class action status and unspecified damages on behalf of a putative class of approximately 35 persons. In January 2010, the parties reached an agreement in principle to resolve the litigation and the Company recorded a provision of $950,000 for the settlement of this matter, which is included in Company Stores direct operating expenses and accrued liabilities in the accompanying balance sheet.

   Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third party financing. The loans are collateralized by certain assets of the franchisee, generally the franchisee’s store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $3.7 million at January 31, 2010, and are summarized in Note 18. These guarantees require payment by the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $2.5 million as of January 31, 2010 and $2.7 million as of February 1, 2009, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. The Company made payments totaling approximately $650,000 related to guarantees of franchisee obligations during fiscal 2009. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 31, 2010, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     In addition, accrued liabilities at January 31, 2010 includes approximately $200,000 recorded in connection with the Company’s assignment of operating leases on closed and refranchised stores. The Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed. The $200,000 accrual represents the estimated fair value of the Company’s contingent obligation.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $15 million at January 31, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 31, 2010, the Company had approximately $43 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company may also purchase futures and options on futures to hedge its exposure to rising gasoline prices. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. See Note 22 for additional information about these derivatives.

Note 13 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Impairment charges:
Impairment of goodwill – Company Stores segment	$—	$—	$4,598
Impairment of long-lived assets	3,108	1,050	55,963
Impairment of reacquired franchise rights	40	—	480
Recovery from bankruptcy estate of former subsidiary	(482)	—	—
Total impairment charges	2,666	1,050	61,041
Lease termination costs:
Provision for termination costs	4,195	316	2,683
Less — reversal of previously recorded accrued rent expense	(958)	(818)	(1,651)
Net provision	3,237	(502)	1,032
	$5,903	$548	$62,073

     The goodwill impairment charges in fiscal 2008 were recorded to reduce the carrying value of goodwill to its estimated fair value, which the Company estimates using the present value of expected future cash flows. Such charges reflected reductions in the Company’s forecasted sales and earnings in certain of the reporting units in the Company Stores segment, which caused a reduction in the estimated fair value of those reporting units. The Company conducts its annual goodwill impairment testing as of December 31.

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $3.1 million, $900,000 and $44.1 million in fiscal 2010, 2009 and 2008, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers, leasehold improvements, which are typically abandoned when the leased properties revert to the lessor, and doughnut-making and other equipment.

     During the fiscal year ended January 31, 2010, the Company received $482,000 of cash proceeds from the bankruptcy estate of Freedom Rings, LLC (“Freedom Rings”), a former subsidiary which filed for bankruptcy in the third quarter of fiscal 2006. During fiscal 2006, the Company recorded impairment provisions related to long-lived assets of Freedom Rings under the assumption that there would be no recovery from the Freedom Rings bankruptcy estate. Had any such recovery been assumed, the impairment charges would have been reduced by the amount of the assumed recovery. Accordingly, the amount recovered in fiscal 2010 has been reported as a credit to impairment charges in the accompanying statement of operations.

     For the fiscal year ended February 3, 2008, the Company also recorded an impairment charge of approximately $10.4 million with respect to its KK Supply Chain manufacturing and distribution facility in Illinois. During the second quarter of fiscal 2008, the Company decided to divest the facility and determined that the projected cash flows from operation and ultimate sale of the facility were less than its carrying value; accordingly, the Company recorded an impairment charge to reduce the carrying value of the facility and related equipment to their estimated fair value. The Company sold these assets for approximately $10.9 million cash (net of expenses) in the fourth quarter of fiscal 2008, and recorded a credit to impairment charges of approximately $600,000, representing the excess of the ultimate selling price over the previously estimated disposition value of the facility and equipment.

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

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases.

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$1,880	$2,837	$1,650
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	2,427	380	1,961
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	1,580	(284)	526
Accretion of discount	188	220	196
Total provision	4,195	316	2,683
Proceeds from assignment of leases	62	748	966
Payments on unexpired leases, including settlements with lessors	(4,458)	(2,021)	(2,462)
Total reductions	(4,396)	(1,273)	(1,496)
Balance at end of year	$1,679	$1,880	$2,837

Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$298	$364	$322
Other long-term obligations	1,381	1,516	2,515
	$1,679	$1,880	$2,837

Note 14 — Other Non-Operating Income and Expense

     The components of other non-operating income and (expense) are as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Foreign currency transaction gain (loss)	$(1)	$(14)	$70
Gain on refranchise of Canadian subsidiary	—	2,805	—
Gain on disposal of interests in Equity Method Franchisees (Note 18)	—	931	260
Impairment charges and provisions related to investments in Equity
Method Franchisees (Note 18)	(500)	(957)	(572)
Provision for guarantee payments	225	50	(2,969)
	$(276)	$2,815	$(3,211)

     In fiscal 2010, the Company recorded a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded is other than temporary as described in Note 18 to the consolidated financial statements appearing elsewhere herein.

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

     During fiscal 2008, the Company recorded a provision of $3.0 million for estimated payments under the Company’s guarantees of certain loans and leases related to KKSF, the Company’s franchisee in South Florida (See “Other Commitments and Contingencies” in Note 12 and Note 18). In the fourth quarter of fiscal 2008, the franchisee defaulted on certain of the obligations guaranteed by the Company and, while there was no demand on the Company to perform under the guarantees, the Company believed it was probable that the Company would be required to perform under some, and potentially all, of them. During fiscal 2010, the Company reduced its recorded liability for potential payments under the KKSF guarantees by $225,000 to reflect a reduction in the aggregate principal balance of KKSF obligations guaranteed by the Company.

Note 15 — Income Taxes

     The components of the provision for income taxes are as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Current	$1,055	$(148)	$1,435
Deferred	(480)	651	889
	$575	$503	$2,324

     The components of the income (loss) before income taxes are as follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Domestic	$444	$(1,405)	$(58,491)
Foreign	(26)	(2,153)	(6,236)
Total income (loss) before income taxes	$418	$(3,558)	$(64,727)

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Income taxes at statutory federal rate	$146	$(1,245)	$(22,654)
State income taxes	162	517	(3,718)
Foreign losses with no tax benefit	9	47	114
Change in valuation allowance on deferred income tax assets	(257)	1,811	27,642
Change in accruals for uncertain tax positions	74	(1,472)	332
Change in accruals for interest and penalties	86	(283)	220
Change in federal tax credit carryforwards (principally foreign tax credits)	(1,499)	(1,557)	(795)
Foreign withholding taxes	1,400	1,361	773
Other	454	1,324	410
	$575	$503	$2,324

     The Company recorded an expense of approximately $160,000 to the provision for income taxes in fiscal 2010 to increase the Company’s accruals for uncertain tax positions.

     Income tax payments, net of refunds, were $1.5 million, $1.3 million and $682,000 in fiscal 2010, 2009 and 2008, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees.

     The components of deferred income taxes are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Net current assets	$—	$106
Net noncurrent liabilities	—	(106)
Net asset	$—	$—

     The tax effects of temporary differences are as follows:

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$22,543	$26,008
Accrued litigation settlement	7,315	7,315
Allowance for doubtful accounts	1,034	1,432
Other current assets	2,293	2,127
Property and equipment	219	—
Other non-current assets	2,829	1,968
Insurance accruals	4,301	5,060
Deferred revenue	2,617	2,767
Other current liabilities	6,958	4,779
Other non-current liabilities	2,862	3,078
Share-based compensation	5,877	4,818
Federal net operating loss carryforwards	82,829	83,811
Federal tax credit carryforwards	6,247	5,365
Charitable contributions carryforward	1,077	1,051
State net operating loss and credit carryforwards	11,297	11,458
Other	330	814
Gross deferred income tax assets	160,628	161,851
Valuation allowance on deferred income tax assets	(160,628)	(160,885)
Deferred income tax assets, net of valuation allowance	—	966
Deferred income tax liabilities:
Property, plant and equipment	—	(966)
Gross deferred income tax liabilities	—	(966)
Net deferred income tax asset	$—	$—

     Certain amounts set forth in the table above as of February 1, 2009 differ from amounts previously reported. However, the aggregate net deferred income tax asset at that date is unchanged.

     The Company has recorded a valuation allowance against deferred income tax assets of $160.6 million and $160.9 million at January 31, 2010 and February 1, 2009, respectively, representing the amount of its deferred income tax assets in excess of its deferred income tax liabilities. The valuation allowances were recorded because management was unable to conclude, in light of the cumulative loss realized by the Company for the three year period ended January 31, 2010, that realization of the net deferred income tax asset was more likely than not.

     The Company has approximately $237.7 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2029. Of this amount, approximately $18.2 million is the result of tax deductions related to the exercise of stock options by employees, the tax benefits of which, if subsequently realized, will be recorded as an addition to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2011 through 2029.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. All significant federal, state, local and foreign income tax matters have been concluded through fiscal 2006.

     The Company had $1.6 million of unrecognized tax benefits as of January 31, 2010. If recognized, approximately $540,000 of the unrecognized tax benefits would be recorded as a part of income tax expense and affect the Company’s effective income tax rate.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,680	$5,130	$4,540
Increases in positions related to the current year	358	4	238
Increases (decreases) in positions taken in prior years	1	(1,354)	794
Settlements with taxing authorities	—	(1,994)	(41)
Lapsing of statutes of limitations	(469)	(106)	(401)
Unrecognized tax benefits at end of year	$1,570	$1,680	$5,130

     It is reasonably possible that the total amount of unrecognized tax benefits will decrease in fiscal 2011 by up to approximately $740,000, of which $16,000 would be recorded as part of income tax expense if recognized. Decreases in the unrecognized tax benefits may result from the lapsing of statutes of limitations.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s balance sheet reflects approximately $470,000 and $385,000 of accrued interest and penalties as of January 31, 2010 and February 1, 2009, respectively.

Note 16 — Shareholders’ Equity

   Share-Based Compensation for Employees

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded through June 30, 2012. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 13.0 million (which reflects a 3.0 million share increase in the number of authorized shares approved by the Company’s shareholders in fiscal 2010), of which 2.6 million remain available for grant after fiscal 2010. The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees render the requisite service necessary for the award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally is four years. The fair value of SBP awards which vest in increments and for which vesting is subject to both market conditions and service conditions is charged to expense over the estimated vesting period of each increment of the award, each of which is treated as a separate award for accounting purposes.

     The aggregate cost of SBP awards charged to earnings in fiscal 2010, 2009 and 2008 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options during any of the three fiscal years.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,254	$2,181	$2,561
Restricted stock and restricted stock units	3,525	2,971	5,038
Total costs	$4,779	$5,152	$7,599

Costs included in:
Direct operating expenses	$1,673	$2,216	$2,384
General and administrative expenses	3,106	2,936	5,215
Total costs	$4,779	$5,152	$7,599

     During each of the last three fiscal years, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. In addition, the terms of certain stock options granted under the Company’s 1998 Stock Option Plan which were exercised in fiscal 2009 provided that reimbursement of minimum required withholdings taxes and payment of the exercise price could, at the election of the optionee, be made by surrendering common shares acquired upon the exercise of such options. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $343,000 in fiscal 2010. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards and the exercise of stock options was $300,000 and $1.8 million, respectively, in fiscal 2009. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $93,000 in fiscal 2008. The aggregate fair value of the surrendered shares of $343,000, $2.1 million and $93,000 in fiscal 2010, 2009 and 2008, respectively, has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 also provide that the price of the Company’s common stock must increase by 20% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options in fiscal 2010, 2009 and 2008 are set forth in the following table:

	Year ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
Expected life of option	7.0 years	7.0 years	6.9 years
Risk-free interest rate	3.12%	2.74%	4.42%
Expected volatility of stock	50.0%	50.0%	50.0%
Expected dividend yield	—	—	—

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

     The number of options granted during fiscal 2010, 2009 and 2008 and the aggregate and weighed average fair value of such options were as follows:

	Year ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
Weighted average fair value per share of options granted	$1.45	$1.22	$2.95
Total number of options granted	870,000	2,090,000	784,200
Total fair value of all options granted	$1,260,456	$2,557,700	$2,309,700

     The following table summarizes stock option transactions for fiscal 2010, 2009 and 2008. Option transactions include options granted under the 2000 Plan as well as options granted under the Company’s 1998 Stock Option Plan (the “1998 Plan”) pursuant to which grants may no longer be awarded.

		Weighted		Weighted
	Shares	Average		Average
	Subject	Exercise	Aggregate	Remaining
	to	Price	Intrinsic	Contractual
	Option	Per Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at January 28, 2007	7,075,200	$14.40	$35,366	4.8 years
Granted	784,200	$5.21
Exercised	(110,800)	$2.63	$526
Forfeited	(1,352,800)	$13.76
Outstanding at February 3, 2008	6,395,800	$13.61	$3,796	3.6 years
Granted	2,090,000	$2.25
Exercised	(2,387,300)	$1.30	$7,238
Forfeited	(185,500)	$11.47
Outstanding at February 1, 2009	5,913,000	$14.70	$—	6.2 years
Granted	870,000	$2.65
Exercised	—	$—	$—
Forfeited	(634,100)	$15.18
Outstanding at January 31, 2010	6,148,900	$12.94	$1,383	5.9 years

Exercisable at January 31, 2010	3,835,400	$18.76	$309	4.1 years

     Additional information regarding stock options outstanding as of January 31, 2010 is as follows:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of		Life	Exercise		Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$ 1.40 - $3.41	3,243,400	8.4	$2.53	1,189,900	$2.79
$ 5.25 - $9.71	413,300	5.9	$9.13	233,300	$8.69
$10.20 - $16.94	877,800	3.1	$14.37	797,800	$14.56
$28.11 - $28.58	559,900	2.3	$28.34	559,900	$28.34
$30.98 - $44.22	1,054,500	2.6	$37.09	1,054,500	$37.09

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock) under the 2000 Plan. The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2010, 2009 and 2008:

		Weighted
		Average
	Unvested	Grant Date
	Shares	Fair Value
Unvested at January 28, 2007	744,000	$8.71
Granted	1,552,000	$4.68
Vested	(795,500)	$4.96
Forfeited	(315,000)	$7.24
Unvested at February 3, 2008	1,185,500	$6.33
Granted	1,347,400	$2.42
Vested	(483,400)	$4.91
Forfeited	(215,700)	$6.11
Unvested at February 1, 2009	1,833,800	$3.86
Granted	727,200	$3.14
Vested	(1,111,200)	$2.96
Forfeited	(63,600)	$5.65
Unvested at January 31, 2010	1,386,200	$4.13

     The total fair value as of the grant date of shares vesting during fiscal 2010, 2009 and 2008 was $3.3 million, $2.4 million and $3.9 million, respectively.

     As of January 31, 2010, the total unrecognized compensation cost related to SBP awards was approximately $6.2 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.2 years.

     At January 31, 2010, there were approximately 10.2 million shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan and the 1998 Plan.

   Common Shares and Warrants Issued in Connection With Settlement of Litigation

     On March 2, 2007, the Company issued 1,833,828 shares of common stock and warrants to acquire 4,296,523 shares of common stock at a price of $12.21 per share expiring in March 2012 in connection with the settlement of certain litigation as described in Note 12. As of that date, the aggregate fair value of the common shares was approximately $18.4 million and the aggregate fair value of the warrants was approximately $18.5 million. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following assumptions: an exercise price of $12.21 per share; a market price of common stock of $10.01 per share; an expected term of 5.0 years; a risk-free rate of 4.46%; a dividend yield of zero; and expected volatility of 50%.

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

     Shareholder Protection Rights Agreement

     Each share of the Company’s common stock is accompanied by one preferred share purchase right (a “Right”) issued pursuant to the terms of a Shareholder Protection Rights Agreement, dated as of January 14, 2010 (the “Rights Agreement”).  Each Right entitles the registered shareholder to purchase from the Company one one-hundredth (1/100) of a share of Krispy Kreme Series A Participating Cumulative Preferred Stock, no par value (“Participating Preferred Stock”), at a price of $13.50 (the “Exercise Price”), subject to adjustment from time to time to prevent dilution.   The Company may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable.  The Rights expire on January 14, 2013.  The holders of Rights, solely by reason of their ownership of Rights, have no rights as shareholders of the Company, including, without limitation, the right to vote or to receive dividends.

     Under the Rights Agreement, the Rights are generally not exercisable until (a) the commencement of a tender offer or exchange offer by a person who, as a result of such transaction, would become the beneficial owner of 15% or more of the Company’s common stock, (b) the acquisition by a person or group of 15% or more of the Company’s outstanding common stock, or (c) a person or group acquires 40% or more of the Company’s common stock.

     If the exerciseability of Rights is triggered, each Right (other than Rights beneficially owned by an unapproved acquirer) will constitute the right to purchase shares of common stock of the Company at 50% of their market price. In addition, the Board of Directors of the Company may, under certain circumstances, elect to exchange the Rights (other than Rights beneficially owned by an unapproved acquirer) for shares of the Company’s common stock at an exchange ratio of one share of common stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date the Rights become exercisable.

     If the Rights are exercisable and the Company enters into certain consolidation or asset sale transactions involving the types of shareholders that trigger the exercisability of Rights, then the Company will enter into an arrangement for the benefit of the holders of the Rights, providing that, upon consummation of the transaction in question, each Right (other than Rights beneficially owned by the unapproved acquirer) will constitute the right to purchase shares of common stock of the other entity engaging in the transaction at 50% of their market price.

Note 17 — Segment Information

     The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, equipment and other items to both Company and franchisee-owned stores. The Domestic Franchise and International Franchise segments consist of the Company’s store franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs.

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

     Through fiscal 2009, the Company reported its results of operations of its franchise business as a single business segment. In fiscal 2010, the Company began disaggregating the results of operations of its franchise business into domestic and international components in its internal financial reporting. The Company has made the corresponding changes to its segment reporting, and now reports the revenues and expenses associated with its domestic and international franchise operations as separate segments. The Company’s segment disclosures continue to be consistent with the way in which management assesses the performance of and allocates resources to its businesses.. Amounts previously reported for the franchise segment for fiscal 2009 and fiscal 2008 have been restated to conform to the new disaggregated segment presentation.

     The following table presents the results of operations of the Company’s operating segments for fiscal 2010, 2009 and 2008. Segment operating income is consolidated operating income before unallocated general and administrative expenses, impairment charges and lease termination costs and settlement of litigation.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Revenues:
Company Stores	$246,373	$265,890	$304,444
Domestic Franchise	7,807	8,042	8,673
International Franchise	15,907	17,495	14,285
KK Supply Chain:
Total revenues	162,127	191,456	205,499
Less – intersegment sales elimination	(85,694)	(97,361)	(102,531)
External KK Supply Chain revenues	76,433	94,095	102,968
Total revenues	$346,520	$385,522	$430,370

Operating income (loss):
Company Stores	$2,288	$(9,813)	$(6,292)
Domestic Franchise	3,268	4,965	4,833
International Franchise	9,896	11,550	9,484
KK Supply Chain	25,962	23,269	24,083
Total segment operating income	41,414	29,971	32,108
Unallocated general and administrative expenses	(23,737)	(24,662)	(27,552)
Impairment charges and lease termination costs	(5,903)	(548)	(62,073)
Settlement of litigation	—	—	14,930
Consolidated operating income (loss)	$11,774	$4,761	$(42,587)

Depreciation and amortization expense:
Company Stores	$6,293	$6,402	$11,558
Domestic Franchise	71	86	92
International Franchise	—	—	—
KK Supply Chain	883	1,019	5,586
Corporate administration	944	1,202	1,197
Total depreciation and amortization expense	$8,191	$8,709	$18,433

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2010, 2009 and 2008 include approximately $32 million, $52 million and $48 million, respectively, from customers outside the United States.

Note 18 — Investments in Franchisees

     As of January 31, 2010, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in Equity Method Franchisees” in the consolidated balance sheet.

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as
		of Jan. 31,	Ownership%
	Geographic Market	2010	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon,	11	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	South Florida	3	35.3%	64.7%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	46	30.0%	70.0%

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	January 31, 2010
	Investment
	and	Trade	Loan
	Advances	Receivables	Guarantees
	(In thousands)
Kremeworks, LLC	$900	$327	$1,241
Kremeworks Canada, LP	—	16	—
Krispy Kreme of South Florida, LLC	—	138	2,489
Krispy Kreme Mexico, S. de R.L. de C.V.	781	782	—
	1,681	1,263	$3,730
Less: reserves and allowances	(900)	(739)
	$781	$524

	February 1, 2009
	Investment		Loan and
	and	Trade	Lease
	Advances	Receivables	Guarantees
	(In thousands)
Kremeworks, LLC	$900	$378	$1,754
Kremeworks Canada, LP	—	16	—
Krispy Kreme of South Florida, LLC	—	38	7,256
Krispy Kreme Mexico, S. de R.L. de C.V.	1,187	836	—
	2,087	1,268	$9,010
Less: reserves and allowances	(900)	(249)
	$1,187	$1,019

     The guarantees at January 31, 2010 consist entirely of loan guarantees. As of February 1, 2009, the aggregate loan and lease guarantees consisted of $3.5 million of loan guarantees and $5.5 million of lease guarantees. The loan guarantee amounts were determined based upon the principal amount outstanding under the related loan and the lease guarantee amounts were determined based upon the gross amount of remaining lease payments.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), whose results of operations and operating cash flow have declined and, although Kremeworks has paid all interest, fees and scheduled amortization of principal due under its bank indebtedness, it failed to comply with certain financial covenants related to such indebtedness, a portion of which matured, by its terms, in January 2009. The Company has guaranteed 20% of such indebtedness. During the third quarter of fiscal 2010, Kremeworks completed an amendment to its debt agreement which, among other things, waived the defaults related to the failure to comply with the financial covenants and extended the maturity of the indebtedness until July 2010. In connection with that amendment, during fiscal 2010 the Company and the majority owner of Kremeworks (which also is a guarantor of the indebtedness) made capital contributions to Kremeworks in the aggregate amount of $1 million (of which the Company’s contribution was $250,000), the proceeds of which were used to prepay a portion of the indebtedness as required by the amendment. The aggregate amount of Kremeworks indebtedness as of January 31, 2010 was approximately $6.2 million, of which approximately $1.2 million is guaranteed by the Company.

     The Company has a $900,000 note receivable from Kremeworks which is subordinate to the Kremeworks bank indebtedness. The note arose from cash advances made by the Company to Kremeworks in fiscal 2005 and earlier years. During fiscal 2009, the Company established a reserve equal to the entire $900,000 balance of its note receivable in recognition of the uncertainty surrounding its ultimate collection, the charge related to which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations.

     Krispy Kreme of South Florida, LLC (“KKSF”) incurred defaults with respect to certain credit agreements with its lenders, including agreements related to KKSF indebtedness guaranteed, in part, by the Company. During the fourth quarter of fiscal 2008, the Company recorded a provision of $3.0 million for potential payments related to guarantees of KKSF loans and leases. In September 2008, the Company, KKSF and one of KKSF’s lenders entered into agreements pursuant to which, among other things, the Company paid approximately $250,000 to the lender to effect a cure of certain KKSF defaults with respect to certain of the indebtedness subject to the Company’s guarantee. Such agreements also provided for a reduction in the amount of the Company’s debt guarantee obligations of approximately $125,000, and for the Company’s release from KKSF lease guarantees for which the Company’s potential guarantee obligation was approximately $4.0 million. In the first quarter of fiscal 2010, KKSF completed a transaction which resulted in the Company’s release from a lease guarantee for which the Company’s potential obligation was approximately $5.5 million, but which increased the Company’s guarantee of KKSF debt obligations by approximately $1.0 million. The aggregate guarantees of KKSF obligations were approximately $2.5 million (all of which related to loans), which approximates the amount of accrued liabilities reflected in the Company’s balance sheet for its KKSF guarantee obligations as of January 31, 2010.

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), whose operating results have been adversely affected by economic weakness in that country. The franchisee also has been adversely affected by a decline in the value of the country’s currency relative to the U.S. dollar, which has made the cost of goods imported from the U.S. more expensive, and which has increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. During the second quarter of fiscal 2010, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 during that period to reduce the carrying value of the investment in KK Mexico to its estimated fair value of $700,000. Such charge is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during fiscal 2010, the Company increased its bad debt reserve related to KK Mexico by $490,000, of which $109,000 and $381,000 is included in KK Supply Chain and International Franchise direct operating expenses, respectively; such reserve at January 31, 2010 is equal to the Company’s aggregate receivables from this franchisee.

     In June 2008, the Company completed an agreement to dissolve Priz Doughnuts, LP, an equity method franchisee. In connection with this transaction, the Company conveyed the assets of one of the stores to an existing franchisee and conveyed the other store to the other partner of franchisee. In connection with the dissolution of the Company’s investment in this franchisee, the Company paid $400,000 to settle its loan guarantee related to the franchisee.

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

     During fiscal 2008, the Company reevaluated its investment in Kremeworks Canada, LP (“Kremeworks Canada”) and concluded that the value of such investment was other than temporarily impaired; accordingly, the Company recorded an impairment charge of $572,000 to reduce the carrying value of the Company’s investment in Kremeworks Canada to zero. This charge is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations for the fiscal year ended February 3, 2008.

     The following table summarizes the Company’s obligations under the loan guarantees as of January 31, 2010 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

		Total
	Guarantee	Loan	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Kremeworks, LLC	20%	$1,241	$1,241	$—	$—	$—	$—	$—
Krispy Kreme of South
Florida, LLC	100%	2,489	1,958	531	—	—	—	—
		$3,730	$3,199	$531	$—	$—	$—	$—

     Current liabilities at January 31, 2010 and February 1, 2009 include accruals for potential payments under loan guarantees of approximately $2.5 million and $2.7 million, respectively, related to KKSF. There was no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 31, 2010, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

     Information about the financial position and results of operations of the Equity Method Franchisees in which the Company had an interest as of January 31, 2010, is set forth below:

	Summary Financial Information (1)
		Operating	Net Income					Total
		Income	(Loss)	Current	Noncurrent	Current	Noncurrent	Equity
	Revenues	(Loss)	(2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
	(Unaudited)
Kremeworks, LLC
2010	$17,091	$(2,740)	$(3,138)	$1,510	$15,961	$12,613	$1,784	$3,074
2009	18,504	(1,788)	(2,728)	1,455	19,259	8,029	8,476	4,209
2008	20,339	(738)	(1,963)	1,381	22,134	7,659	10,467	5,389
Kremeworks Canada, LP
2010	1,286	(764)	(862)	424	1,800	3,896	—	(1,672)
2009	1,388	174	28	250	1,803	2,640	—	(587)
2008	1,511	(190)	(419)	290	2,560	3,576	—	(726)
Krispy Kreme of South
Florida, LLC
2010	11,256	1,346	1,102	1,173	3,991	4,793	4,592	(4,221)
2009	10,800	1,188	655	1,095	8,164	3,557	9,672	(3,970)
2008	13,196	595	53	640	8,386	2,925	10,111	(4,010)
Krispy Kreme
Mexico, S. de R.L. de C.V.
2010	15,346	1,052	860	3,354	6,390	4,725	—	5,019
2009	17,189	(386)	(618)	2,425	5,877	4,365	—	3,937
2008	14,238	(25)	(322)	3,036	7,780	5,242	—	5,574
____________________

(1)	The revenues and net income (loss) shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2009, 2008 and 2007, and the amounts shown as assets and liabilities represent the corresponding amounts reported by each of the franchisees on or about December 31, 2009, 2008 and 2007.

(2)	The net income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 19 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $7.8 million, $10.4 million and $14.7 million in fiscal 2010, 2009 and 2008, respectively, of sales to franchise stores owned by franchisees in which the Company had an ownership interest during fiscal 2010. Revenues also include royalties from these franchisees of $1.6 million, $2.3 million and $2.9 million in fiscal 2010, 2009 and 2008, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 3. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of a shareholder which is the beneficial owner of approximately 13% of the Company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $8.9 million in fiscal 2010, $10.6 million in fiscal 2009 and $8.1 million in fiscal 2008. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

     In fiscal 2010, the Company entered into a $357,000 contract to refurbish the interior and exterior of two Company stores with Cummings Incorporated (“Cummings”), a store exterior design and remodeling company of which an independent director of the Company is 66.7% owner. While the unique nature of the refurbishing services provided by Cummings is not directly comparable to those provided by competitors, management believes the terms of the contract are no less favorable than could have been obtained from a non-affiliated entity for conventional remodeling services.

Note 20 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute up to 100% of their salary and bonus to the plan on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of the Company’s general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $455,000 and $287,000 at January 31, 2010 and February 1, 2009, respectively.

     The Company currently matches 50% of the first 6% of compensation contributed by each employee to these plans. Contributions expense for these plans totaled $730,000 in fiscal 2010, $754,000 in fiscal 2009 and $847,000 in fiscal 2008.

Note 21 — Fair Value Measurements

Principles of Fair Value Measurements

     In the first quarter of fiscal 2009, the Company adopted new accounting standards with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonrecurring measurements of nonfinancial assets and liabilities.

     The accounting standards for fair value measurements define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This standard is intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

     The accounting standards for fair value measurements establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
     Adoption of these accounting standards had no material effect on the Company’s financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2010.

	January 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$455	$—	$—
Liabilities:
Interest rate derivatives	$—	$641	$—
Commodity futures contracts	92	—	—
Total liabilities	$92	$641	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the year ended January 31, 2010.

	Fiscal Year Ended January 31, 2010
				Total gain
	Level 1	Level 2	Level 3	(loss)
	(In thousands)
Long-lived assets	$—	$10,506	$—	$(3,108)
Investment in Equity Method Franchisee	—	—	700	(500)
Lease termination liabilities	—	2,427	—	(1,469)

   Long-Lived Assets

     During the fiscal year ended January 31, 2010, long-lived assets having an aggregate carrying value of $13.6 million were written down to their estimated fair values of $10.5 million, resulting in recorded impairment charges of $3.1 million, as described in Note 13. During fiscal 2010, the Company recorded impairment charges related to long-lived assets, substantially all of which were real properties; the fair values of these assets were estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. The charges relate to stores closed, refranchised or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. These inputs are classified as Level 2 within the valuation hierarchy.

   Investment in Equity Method Franchisee

     During the second quarter of fiscal 2010, the Company concluded that a decline in the value of an Equity Method Franchisee was other than temporary and, accordingly, recorded a writedown of $500,000 to reduce the carrying value of the investment to its estimated fair value of $700,000 as described in Note 18. The fair value of the investment was estimated based upon a multiple of the investee’s current normalized trailing earnings before interest, income taxes and depreciation and amortization. These inputs are classified as Level 3 within the valuation hierarchy.

   Lease Termination Liabilities

     During the fiscal year ended January 31, 2010, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 13; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities were computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the fiscal year ended January 31, 2010, the fair value of lease termination liabilities related to closed stores of $2.4 million exceeded the $958,000 of previously recorded accrued rent expense related to such stores, and such excess has been reflected as a charge to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of January 31, 2010 and February 1, 2009 were as follows:

	Jan. 31, 2010		Feb. 1, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets
Cash and cash equivalents	$20,215	$20,215	$35,538	$35,538
Trade receivables	17,371	17,371	19,229	19,229
Receivables from Equity Method Franchisees	524	524	1,019	1,019
Liabilities:
Accounts payable	6,708	6,708	8,981	8,981
Interest rate derivatives	641	641	2,348	2,348
Commodity futures contracts	92	92	—	—
Long-term debt (including current maturities)	43,447	41,872	74,867	58,022

Note 22 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations and utilizes derivative instruments as part of its management of commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties. The Company did not have any significant exposure to any individual counterparty at January 31, 2010.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges for accounting purposes. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At January 31, 2010, the Company had commodity derivatives with an aggregate contract volume of 245,000 bushels of wheat and 588,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

     These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective (as that term is defined in GAAP) in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 are being reflected in earnings as they occur. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 are being charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affects earnings, or earlier upon a determination that some or all of the forecasted transaction will not occur. Such charges totaled approximately $1.2 million in fiscal 2010 and $1.0 million in fiscal 2009. Accumulated other comprehensive income as of January 31, 2010 includes a remaining unamortized accumulated loss related to these derivatives of $92,000 (net of income taxes of $60,000), which will be charged to earnings in the first quarter of fiscal 2011.

     The counterparties to the interest rate derivatives are also lenders under the Secured Credit Facilities described in Note 10. Obligations under derivative instruments with counterparties that also are lenders under the Secured Credit Facilities are secured by the collateral that secures the Company’s obligations under the Secured Credit Facilities.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of January 31, 2010:

Derivatives Not Designated As	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Interest rate contracts	Other current assets	$—	Accrued liabilities	$641
Commodity futures contracts	Other current assets	—	Accrued liabilities	92
Total		$—		$733

     The effect of derivative instruments on the consolidated statement of operations for the fiscal year ended January 31, 2010 was as follows:

Derivatives Not Designated as Hedging	Location of Derivative Gain or Loss	Amount of Derivative Gain or (Loss)
Hedging Instruments	Recognized in Income	Recognized in Income
		(In thousands)
Interest rate contracts	Interest expense	$(559)
Commodity futures contracts	Direct operating expenses	(211)
Total		$(770)

Note 23 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2010 and 2009.

	Quarter Ended
	May 3,	Aug. 2,	Nov. 1,	Jan. 31,
	2009	2009	2009	2010
	(In thousands, except per share data)
Revenues	$93,420	$82,730	$83,600	$86,770
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization shown below)	76,968	71,258	74,369	74,590
General and administrative expenses	6,314	4,817	6,128	5,469
Depreciation and amortization expense	1,993	1,999	2,154	2,045
Impairment charges and lease termination costs	2,357	1,456	109	1,981
Other operating (income) and expense, net	10	257	207	265
Operating income	5,778	2,943	633	2,420
Interest income	14	14	10	55
Interest expense	(3,817)	(2,312)	(2,295)	(2,261)
Equity in income (losses) of equity method franchisees	101	(214)	(393)	18
Other non-operating income and (expense), net	—	(500)	144	80
Income (loss) before income taxes	2,076	(69)	(1,901)	312
Provision for income taxes	208	88	487	(208)
Net income (loss)	$1,868	$(157)	$(2,388)	$520

Income (loss) per common share:
Basic	$.03	$—	$(.04)	$.01
Diluted	$.03	$—	$(.04)	$.01

	Quarter Ended
	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2008	2008	2008	2009
	(In thousands, except per share data)
Revenues	$104,050	$94,726	$94,827	$91,919
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization shown below)	89,888	88,793	87,632	80,232
General and administrative expenses	6,847	4,717	5,842	6,052
Depreciation and amortization expense	2,236	2,266	2,107	2,100
Impairment charges and lease termination costs	(645)	(348)	345	1,196
Other operating (income) and expense, net	111	302	213	875
Operating income (loss)	5,613	(1,004)	(1,312)	1,464
Interest income	126	96	65	44
Interest expense	(2,063)	(2,300)	(2,978)	(3,338)
Equity in losses of equity method franchisees	(268)	(82)	(335)	(101)
Other non-operating income and (expense), net	924	68	(921)	2,744
Income (loss) before income taxes	4,332	(3,222)	(5,481)	813
Provision for income taxes	298	(1,315)	404	1,116
Net income (loss)	$4,034	$(1,907)	$(5,885)	$(303)

Income (loss) per common share:
Basic	$.06	$(.03)	$(.09)	$—
Diluted	$.06	$(.03)	$(.09)	$—

     The following tables display operating income by segment and a reconciliation of total segment operating income to consolidated operating income by quarter for fiscal 2010 and 2009.

	Quarter ended
	May 3,	Aug. 2,	Nov. 1,	Jan. 31,
	2009	2009	2009	2010
	(In thousands)
Revenues:
Company Stores	$65,857	$59,853	$60,020	$60,643
Domestic Franchise	2,051	1,802	1,945	2,009
International Franchise	3,878	3,806	3,583	4,640
KK Supply Chain:
Total revenues	44,858	37,754	39,314	40,201
Less: intersegment sales elimination	(23,224)	(20,485)	(21,262)	(20,723)
External KK Supply Chain revenues	21,634	17,269	18,052	19,478
Total revenues	$93,420	$82,730	$83,600	$86,770

Operating income (loss):
Company Stores	$2,944	$1,387	$(1,380)	$(663)
Domestic Franchise	1,180	434	811	843
International Franchise	2,435	1,943	2,117	3,401
KK Supply Chain	8,139	5,687	5,549	6,587
Total segment operating income	14,698	9,451	7,097	10,168
Unallocated general and administrative expenses	(6,563)	(5,052)	(6,355)	(5,767)
Impairment charges and lease termination costs	(2,357)	(1,456)	(109)	(1,981)
Consolidated operating income	$5,778	$2,943	$633	$2,420

	Quarter Ended
	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2008	2008	2008	2009
	(In thousands)
Revenues:
Company Stores	$72,182	$65,071	$64,708	$63,929
Domestic Franchise	2,046	2,249	1,882	1,865
International Franchise	4,466	4,378	4,511	4,140
KK Supply Chain:
Total revenues	51,603	47,342	47,804	44,707
Less: intersegment sales elimination	(26,247)	(24,314)	(24,078)	(22,722)
External KK Supply Chain revenues	25,356	23,028	23,726	21,985
Total revenues	$104,050	$94,726	$94,827	$91,919

Operating income (loss):
Company Stores	$(294)	$(4,221)	$(4,470)	$(828)
Domestic Franchise	1,120	1,523	1,157	1,165
International Franchise	3,322	2,375	3,031	2,822
KK Supply Chain	7,992	3,999	5,449	5,829
Total segment operating income	12,140	3,676	5,167	8,988
Unallocated general and administrative expenses	(7,172)	(5,028)	(6,134)	(6,328)
Impairment charges and lease termination costs	645	348	(345)	(1,196)
Consolidated operating income (loss)	$5,613	$(1,004)	$(1,312)	$1,464

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of January 31, 2010, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, our disclosure controls and procedures were effective.

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

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect material errors in our financial statements. Also, projection of any evaluation of the effectiveness of our internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with our policies and procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

     The effectiveness of the Company’s internal control over financial reporting as of January 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

     During the quarter ended January 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 22, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 30, 2009 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 22, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 22, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 22, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 22, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

	1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules.

		Schedule I — Condensed Financial Information of Registrant	F-1

		Schedule II — Valuation and Qualifying Accounts and Reserves	F-4

	3.	Exhibits.

Exhibit
Number		Description of Exhibits
3.1 *	—	Restated Articles of Incorporation of the Registrant
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on April 3, 2000)
4.2	—	Shareholder Protection Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2010)
4.3	—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2005)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)**
10.3	—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2007)**
10.4	—	Amendment, dated November 8, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)**
10.5	—	Second Amendment, dated December 15, 2008, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.6	—	Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2008)**
10.7	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**

10.8	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.9	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.10	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.11	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.12	—	Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.13	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch**
10.14	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.15	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall**
10.16	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.17	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger**
10.18	—	Employment Agreement, dated as of September 14, 2009, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2009)**
10.19	—	2000 Stock Incentive Plan, as amended as of June 16, 2009 (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009)**
10.20	—	Fifth Amendment to the Krispy Kreme Doughnuts, Inc. 2000 Stock Incentive Plan dated December 10, 2008, and effective January 1, 2005 to the extent necessary to comply with Section 409A of the Internal Revenue Code of 1986, as amended and otherwise effective December 31, 2008**
10.21	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.22	—	Credit Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent, issuing lender and swingline lender (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.23	—	Security Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto and Credit Suisse, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.24	—	Amendment No. 1, dated as of June 21, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2007)
10.25	—	Amendment No. 2, dated as of January 23, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2008)
10.26	—	Amendment No. 3, dated as of April 9, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2008)

10.27		—	Amendment No. 4, dated as of April 15, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.29		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.30		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
10.31		—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.32		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.33		—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.34		—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.35		—	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.36		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
21	*	—	List of Subsidiaries
23.1	*	—	Consent of PricewaterhouseCoopers LLP
23.2	*	—	Consent of Ballman Kallick, LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

(c)	Separate Financial Statements of 50 Percent or Less Owned Persons

	1.	Financial Statements of Kremeworks, LLC

		Index to Financial Statements	F-5

	2.	Financial Statements of Krispy Kreme Mexico, S. de R L. de C.V.	*

*  To be filed by amendment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
Financial Officer
Date: April 15, 2010

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010.

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
Togo D. West, Jr.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	Jan. 31,	Feb. 1,
	2010	2009
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$62,767	$57,755

SHAREHOLDERS’ EQUITY

Preferred stock	$—	$—
Common stock	366,237	361,801
Accumulated other comprehensive loss	(180)	(913)
Accumulated deficit	(303,290)	(303,133)
Total shareholders’ equity	$62,767	$57,755

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
Equity in losses of subsidiaries	$(157)	$(4,061)	$(67,051)
Miscellaneous expenses	—	—	—
Loss before income taxes	(157)	(4,061)	(67,051)
Provision for income taxes	—	—	—
Net loss	$(157)	$(4,061)	$(67,051)

Loss per common share:
Basic	$—	$(.06)	$(1.05)
Diluted	$—	$(.06)	$(1.05)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,
	2010	2009	2008
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(157)	$(4,061)	$(67,051)
Equity in losses of subsidiaries	157	4,061	67,051
Net cash used by operating activities	—	—	—
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	343	(1,034)	(199)
Net cash provided by (used for) investing activities	343	(1,034)	(199)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	3,103	292
Repurchase of common shares	(343)	(2,069)	(93)
Net cash provided by (used for) financing activities	(343)	1,034	199
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

KRISPY KREME DOUGHNUTS, INC.

		Additions
	Balance at	Charged to	Charged
	beginning	costs and	to other		Balance at
Description	of year	expenses	accounts	Payments	end of year
	(In thousands)
Accrual for self-insurance claims, principally
worker’s compensation (current and
non-current portions)

Year ended February 3, 2008	$12,333	$3,654	—	$(3,684)	$12,303

Accrual included in:
Accrued liabilities	$5,885				$4,996
Other long-term obligations	11,389				11,754
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets	(665)				(609)
Other assets	(4,276)				(3,838)
	$12,333				$12,303

Year ended February 1, 2009	$12,303	$3,707	—	$(4,229)	$11,781

Accrual included in:
Accrued liabilities	$4,996				$5,086
Other long-term obligations	11,754				11,069
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets	(609)				(755)
Other assets	(3,838)				(3,619)
	$12,303				$11,781

Year ended January 31, 2010	$11,781	$1,372	—	$(3,376)	$9,777

Accrual included in:
Accrued liabilities	$5,086				$4,245
Other long-term obligations	11,069				9,327
Less: Claims receivable under stop-loss insurance
policies included in:
Other current assets	(755)				(679)
Other assets	(3,619)				(3,116)
	$11,781				$9,777

KREMEWORKS, LLC AND SUBSIDIARY

Page
Index to Financial Statements:
Independent Auditor’s Report	F-6
Consolidated Balance Sheet as of December 30, 2010 and December 31, 2009	F-7
Consolidated Statement of Operations for each of the Three Years in the Period
Ended December 30, 2010	F-9
Consolidated Statement of Comprehensive Loss for Each of the Three Years in the Period
Ended December 30, 2010	F-10
Consolidated statement of Cash Flows for Each of the Three Years in the Period
Ended December 30, 2010	F-11
Consolidated Statement of Changes in Equity for Each of the Three Years in the Period
Ended December 30, 2010	F-12
Notes to Consolidated Financial Statements	F-13

Independent Auditor’s Report

Members
KremeWorks, LLC and Subsidiary

We have audited the accompanying consolidated balance sheets of KremeWorks, LLC and Subsidiary as of December 30, 2009 and December 31, 2008, and the related consolidated statements of loss, comprehensive loss, cash flows and changes in equity for each of the years in the three-year period ended December 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KremeWorks, LLC and Subsidiary as of December 30, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2009 in conformity with accounting principles generally accepted in the United States of America (GAAPUSA).

Effective January 1, 2009, KremeWorks, LLC and Subsidiary adopted the guidance on noncontrolling interests under GAAPUSA.

Blackman Kallick, LLP

March 31, 2010

KremeWorks, LLC and Subsidiary

Consolidated Balance Sheets

December 30, 2009 and December 31, 2008

Assets

	2009	2008
Current Assets
Cash	$866,563	$823,990
Receivables
Credit cards	31,405	46,000
Member contributions	239,800	-
Other	22,017	22,526
Inventories	336,513	388,783
Prepaid expenses	13,521	173,664
Total Current Assets	1,509,819	1,454,963

Property and Equipment (Net of accumulated
depreciation and amortization)	15,702,599	18,949,605

Other Assets
Deferred area development
and franchise fees, net	258,731	275,065
Deferred financing fee, net	-	34,115
Total Other Assets	258,731	309,180
	$17,471,149	$20,713,748

The accompanying notes are an integral part of the consolidated financial statements.

Liabilities and Equity

	2009	2008
Current Liabilities
Notes payable to affiliates	$3,600,000	$3,600,000
Current portion of long-term debt	6,784,635	2,149,928
Accounts payable
Trade	89,151	124,220
Affiliated entities	504,721	580,860
Accrued expenses
Salaries and wages	348,302	333,423
Sales tax	19,500	24,117
Rent and real estate taxes	14,438	23,689
Accrued legal fees	60,000	80,000
Accrued interest	1,082,520	980,134
Other	110,340	132,271
Total Current Liabilities	12,613,607	8,028,642
Noncurrent Liabilities
Long-term debt (Net of current portion)	-	6,784,635
Deferred rent	1,783,903	1,691,827
Total Noncurrent Liabilities	1,783,903	8,476,462
Total Liabilities	14,397,510	16,505,104
Equity (Deficit)
KremeWorks, LLC members' (deficit) equity	(170,855)	318,060
Noncontrolling interest	3,244,494	3,890,584
Total Equity	3,073,639	4,208,644
	$17,471,149	$20,713,748

KremeWorks, LLC and Subsidiary

Consolidated Statements of Loss

Years Ended December 30, 2009, December 31, 2008 and December 26, 2007

	2009	2008	2007
Sales	$17,091,291	$18,504,101	$20,339,092
Cost of Sales - Food and Beverage	3,656,477	4,271,443	4,190,233
Gross Profit after Food and Beverage	13,434,814	14,232,658	16,148,859
Store Payroll and Benefits	5,252,585	5,445,251	5,627,520
Gross Profit	8,182,229	8,787,407	10,521,339
Store Operating Expenses
Direct operating	1,442,366	1,458,527	1,480,428
Marketing	670,991	512,792	572,215
Occupancy	1,910,504	2,144,062	2,164,302
Depreciation and amortization	2,716,061	3,003,312	3,011,953
Impairment charge	615,000	-	-
Store general and administrative	507,634	549,335	579,321
Delivery	23,010	35,824	120,554
Other	82,039	84,968	95,645
Total Store Operating
Expenses	7,967,605	7,788,820	8,024,418
Income from Store Operations	214,624	998,587	2,496,921
Other Operating Expenses
Other general and administrative	768,100	352,219	566,995
Divisional payroll and benefits	589,879	700,639	719,988
Royalty fees	769,140	832,615	915,328
Management fee	682,599	741,846	813,624
Franchise expense	16,334	16,334	16,334
Marketing fees	128,187	142,674	203,000
Total Other Operating Expenses	2,954,239	2,786,327	3,235,269
Loss from Operations	(2,739,615)	(1,787,740)	(738,348)
Interest Expense, Net	398,820	940,583	1,224,741
Net Loss	(3,138,435)	(2,728,323)	(1,963,089)
Less Net Loss Attributable to the
Noncontrolling Interest	646,090	562,358	403,744
Net Loss Attributable to
KremeWorks, LLC	$(2,492,345)	$(2,165,965)	$(1,559,345)

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Comprehensive Loss

Years Ended December 30, 2009, December 31, 2008 and December 26, 2007

	2009	2008	2007
Net Loss	$(3,138,435)	$(2,728,323)	$(1,963,089)
Gain (Loss) on Derivative	-	25,174	(96,911)
Comprehensive Loss	(3,138,435)	(2,703,149)	(2,060,000)
Comprehensive Loss Attributable
to Noncontrolling Interest	646,090	557,323	423,126
Comprehensive Loss Attributable
to KremeWorks, LLC	$(2,492,345)	$(2,145,826)	$(1,636,874)

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 30, 2009, December 31, 2008 and December 26, 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net loss	$(3,138,435)	$(2,728,323)	$(1,963,089)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	2,766,510	3,056,472	3,065,112
Impairment charge	615,000	-	-
Deferred rent	92,076	222,752	275,168
(Increase) decrease in
Receivables	15,104	23,908	(18,748)
Inventories	52,270	(18,227)	(89,062)
Prepaid expenses	160,143	(143,494)	3,935
Increase (decrease) in
Accounts payable	617,222	897,743	841,890
Accrued expenses	61,466	265,252	(76,669)
Total Adjustments	4,379,791	4,304,406	4,001,626
Net Cash Provided by
Operating Activities	1,241,356	1,576,083	2,038,537
Cash Flows from Investing Activities
Capital expenditures	(84,055)	(182,820)	(304,849)
Proceeds from sale of fixed asset	-	1,692	-
Net Cash Used in
Investing Activities	(84,055)	(181,128)	(304,849)
Cash Flows from Financing Activities
Principal payments on long-term debt	(2,149,928)	(1,834,110)	(2,155,880)
Member contributions	1,035,200	375,000	-
Net Cash Used in
Financing Activities	(1,114,728)	(1,459,110)	(2,155,880)
Net Increase (Decrease) in Cash	42,573	(64,155)	(422,192)
Cash, Beginning of Year	823,990	888,145	1,310,337
Cash, End of Year	$866,563	$823,990	$888,145

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Changes in Equity

Years Ended December 30, 2009, December 31, 2008 and December 26, 2007

	KremeWorks, LLC Members' Equity
			Accumulated
			Other	KremeWorks, LLC
	Member	Accumulated	Comprehensive	Members’	Noncontrolling	Total
	Contributions	Deficit	Income (Loss)	Equity (Deficit)	Interest	Equity
Balance, December 27, 2006	$2,536,256	$(878,287)	$57,390	$1,715,359	$4,871,033	$6,586,392
Net loss	-	(1,559,345)	-	(1,559,345)	(403,744)	(1,963,089)
Member contributions	862,616	-	-	862,616	-	862,616
Loss on derivative	-	-	(77,529)	(77,529)	(19,382)	(96,911)
Balance, December 26, 2007	3,398,872	(2,437,632)	(20,139)	941,101	4,447,907	5,389,008
Net loss	-	(2,165,965)	-	(2,165,965)	(562,358)	(2,728,323)
Member contributions	1,522,785	-	-	1,522,785	-	1,522,785
Gain on derivative	-	-	20,139	20,139	5,035	25,174
Balance, December 31, 2008	4,921,657	(4,603,597)	-	318,060	3,890,584	4,208,644
Net loss	-	(2,492,345)	-	(2,492,345)	(646,090)	(3,138,435)
Member contributions	2,003,430	-	-	2,003,430	-	2,003,430
Balance, December 30, 2009	$6,925,087	$(7,095,942)	$-	$(170,855)	$3,244,494	$3,073,639

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Industry Operations

KremeWorks, LLC and Subsidiary (the Company) have franchise rights to develop 23 Krispy Kreme doughnut stores in the states of Washington, Oregon, Hawaii and Alaska. As of December 30, 2009, the Company owns and operates 11 Krispy Kreme stores, of which eight are located in Washington, two are located in Oregon and one is located in Hawaii. The Company opened its first store on October 30, 2001. The Company opened one store in 2001, two stores in 2002, five stores in 2003 and three stores in 2004.

KremeWorks, LLC (KremeWorks) owns 80% of its subsidiary, KremeWorks USA, LLC (KW USA), which in turn owns 95% of its subsidiary, KremeWorks Oregon (KWO) and 100% of its subsidiaries, KremeWorks Washington (KWW), KremeWorks Hawaii (KWH) and KremeWorks Alaska (KWA).

KremeWorks is owned 67.6% (65.8% in 2008 and 2007) by ICON LLC (ICON), 25% by Krispy Kreme Doughnut Corporation (KKDC), 3.6% (5.5% in 2008 and 2007) by partners of Lettuce Entertain You Enterprises, Inc. (Lettuce) and 3.8% (3.7% in 2008 and 2007) by a member of ICON.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KremeWorks and its 80%-owned subsidiary, KW USA. All significant intercompany balances and transactions have been eliminated.

The KW USA operating agreement contains a provision stating that the amount of loss allocated to a member cannot create or increase a deficit in a member’s capital account if and to the extent that any other member has a positive capital account balance. If losses are ever allocated disproportionately as a result of this arrangement, an equal amount of subsequent profits will be allocated disproportionately until the member’s capital account is in accordance with the member’s respective interest on a cumulative basis. As of December 30, 2009 and December 31, 2008, KremeWorks’ capital account is in accordance with its ownership interest in KW USA on a cumulative basis.

In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a subsidiary, formerly referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest, rather than only the amounts attributable to the parent under previous requirements. Lastly, it requires expanded disclosures in the consolidated financial statements that clearly identify the separate interests of the parent’s owners and the noncontrolling owners of a subsidiary and provides guidance when a subsidiary is deconsolidated. At the beginning of 2009, the Company adopted this guidance on a prospective basis, other than the presentation and disclosure requirements which have been adopted retrospectively.

The adoption of the noncontrolling interest guidance impacted the Company’s consolidated financial statements as follows:
  The amounts previously shown as minority interest in prior consolidated balance sheets have been reclassified to equity and re-titled as noncontrolling interests, with no change in amount.

  The amounts previously titled as loss before minority interest in the consolidated statements of loss have been re-titled as net loss, and the amounts previously titled as net loss have been re-titled as net loss attributable to KremeWorks, LLC.

  The consolidated statements of comprehensive loss have been altered to present comprehensive loss in total with an allocation of such loss to the noncontrolling interest with the remainder attributable to KremeWorks, LLC.

  The consolidated statements of members’ equity have been changed to the consolidated statements of changes in equity and present the changes in equity attributable to KremeWorks, LLC and the noncontrolling interest separately and in total.
Fiscal Year

The Company has a 52/53-week fiscal year ending on the last Wednesday in December. The fiscal years ended on December 30, 2009, December 31, 2008 and December 26, 2007 contained 52, 53 and 52 weeks, respectively.

Reclassifications

For comparability, the 2008 and 2007 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2009.

Revenue Recognition

Sales of food and beverages are recognized as revenue at the point of sale.

Cash

Substantially all cash is held at Bank of America, N.A. The cash held in this institution may exceed federally insured limits from time to time. The Company has not experienced any losses in this account. The Company believes it is not exposed to any significant credit risk on cash.

Inventories

Inventories are valued at lower of cost (first-in, first-out) or market.

Property and Equipment

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized over the remaining term of the lease or the useful lives, if shorter, using the straight-line method. The average estimated depreciable lives for financial reporting purposes are as follows:

Years
Leasehold improvements	20
Furniture, fixtures and equipment	7
Automobiles	3
Computer equipment	3

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (typically a store) might not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset. The Company recognized an impairment charge on one of its Washington stores in the amount of $615,000 in 2009 (see Notes 3 and 11).

Deferred Area Development and Franchise Fees

KremeWorks has entered into a development agreement with KKDC to develop and operate 23 Krispy Kreme stores. The original development agreement required the twenty-third store to be opened by August 1, 2007. On July 22, 2005, the agreement was amended effective December 31, 2004 to suspend the development schedule by a 24-month period for all stores to be opened on or after February 1, 2005. This amendment extended the due date for opening a new store until February 1, 2007 and the due date for opening the twenty-third until August 1, 2009.

As of the date of these consolidated financial statements, KremeWorks has no present plan to open any new stores and has not received any notice from KKDC of its expectation of the Company to open additional stores. The Company believes KKDC is addressing the Krispy Kreme business model in general and the type of retail stores that best represent the brand in particular, with a focus on retail stores substantially smaller than the factory stores called for in the current area development agreement. The Company believes that KKDC does not expect its franchisees to open any additional stores until a viable small store has been developed. The amended agreement also waived any requirement for off-premises sales by the Company pursuant to the Development Agreement and Franchise Agreement.

KremeWorks originally paid KKDC a $230,000 development fee, or $10,000 per store. In conjunction with the development agreement with KKDC, KremeWorks has also entered into a franchise fee agreement with KKDC whereby KremeWorks is required to pay a $25,000 franchise fee for each Krispy Kreme store that it opens. The $10,000 per store development fee is credited toward this franchise fee. These fees are being amortized over the lives of the respective stores’ leases on a straight-line basis. As of December 30, 2009 and December 31, 2008, the Company has capitalized area development and franchise fees in the amount of $395,000. As of December 30, 2009 and December 31, 2008, accumulated amortization for area development and franchise fees totaled $136,269 and $119,935, respectively.

Deferred Financing Fee

The Company capitalizes fees paid to secure debt financing and amortizes them over the terms of the respective loans on a straight-line basis. As of December 30, 2009 and December 31, 2008, the Company has capitalized financing fees in the amount of $240,000. As of December 31, 2008, accumulated amortization on deferred financing fees was $205,885. Such fees were fully amortized as of December 30, 2009.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $248,031, $240,218 and $201,084 in 2009, 2008 and 2007, respectively, and is included in store operating expenses in the consolidated statements of loss.

Financial Instruments

A financial instrument is cash, evidence of ownership interest in an entity or certain contracts involving future conveyances of cash or other financial instruments. The carrying values of the Company’s financial instruments approximate fair value.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity that result from recognized transactions and other economic events of the year, other than owner transactions, such as purchases of ownership interest and distributions. This presentation appears in the consolidated statement of comprehensive loss.

Aspects of the Limited Liability Company

The Company is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable by, or provided for, the Company. Members are taxed individually on their shares of the Company’s earnings. Accordingly, the consolidated financial statements do not reflect a provision for income taxes. The operating agreement provides for the allocation of profits, losses and distributions in proportion to each member’s respective interest.

All member units are identical in rights, preferences and privileges.

The Company has a limited life and, according to its Articles of Organization, will dissolve no later than December 31, 2052.

Income Taxes

The Company’s adoption of the Income Tax Topic regarding uncertain tax positions of GAAPUSA at the beginning of 2009 had no effect on its financial position as management believes the Company has no material uncertain tax positions. The Company would account for any potential interest or penalties related to possible future liabilities as income tax expense. The Company is no longer subject to examination by tax authorities for federal, state or local income taxes for periods before 2006. Prior to adoption of the Income Tax Topic, the Company accounted for tax positions under a contingent loss model, requiring recognition of a tax liability when it was both (1) probable that it had been incurred as of year-end and (2) the amount could be reasonably estimated.

Management Estimates

The preparation of financial statements in conformity with GAAPUSA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Fair Value Measurements

GAAPUSA defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAPUSA describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. Each approach includes multiple valuation techniques. GAAPUSA does not prescribe which valuation technique should be used when measuring fair value, but does establish a fair value hierarchy that prioritizes the inputs used in applying the various techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the hierarchy while Level 3 inputs are given the lowest priority. Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs used to determine their respective fair values.
  Level 1 - Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

  Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

  Level 3 - Unobservable inputs that are not corroborated by market data. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

As required by GAAPUSA, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2009:

		Quoted Price	Significant
		in Active	Other	Significant	Total Gains
	Fair Values	Market for	Observable	Unobservable	(Losses) for the
	as of	Identical Asset	Inputs	Inputs	Year Ended
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Property and
equipment held
and used	$685,000	$-	$-	$685,000	$(615,000)

During 2009 the Company wrote-down its property and equipment associated with its Puyallup, Washington store. These assets continue to be classified as property and equipment, rather than assets held for sale, because of the difficulties encountered by the Company in its efforts to sell and assign this location. The fair value reflects the current sales price at which the property and equipment is currently being marketed based on local market conditions.

Note 4 - Inventories

	2009	2008
Food and beverages	$175,966	$199,758
Packaging	58,872	68,356
Merchandise	101,675	120,669
	$336,513	$388,783

Note 5 - Property and Equipment

	2009	2008
Leasehold improvements	$20,622,008	$21,237,008
Furniture, fixtures and equipment	14,191,504	14,125,684
Automobiles	408,468	408,468
Computer equipment	160,175	141,940
	35,382,155	35,913,100
Less: Accumulated depreciation and amortization	(19,679,556)	(16,963,495)
	$15,702,599	$18,949,605

Note 6 - Long-Term Debt

	2009	2008
Note payable to Bank of America in monthly principal
installments of $50,994 plus interest at the 30-day LIBOR
rate plus 2.75%. A one-time principal payment of $500,000
is due on December 31, 2009 and a final balloon payment
of $3,684,587 is due on July 31, 2010.	$4,541,545	$5,812,622
Note payable to Bank of America in monthly principal
installments of $29,374 plus interest at the 30-day LIBOR
rate plus 2.75%. A final balloon payment of $2,037,472 is
due on July 31, 2010.	2,243,090	3,114,713
Other notes payable	-	7,228
Total long-term debt	6,784,635	8,934,563
Less current maturities	(6,784,635)	(2,149,928)
	$-	$6,784,635

The notes payable to Bank of America are collateralized by substantially all of the Company’s assets and are guaranteed by the members of ICON and by KKDC up to an aggregate original amount of $10,666,667. Of that amount, the members of ICON personally guaranteed $8,000,000 and KKDC guaranteed $2,666,667. The borrowings under these notes are also subject to certain restrictive covenants including financial covenants related to leverage and cash flow ratios. It is management’s expectation that these notes will be refinanced in 2010.

Interest expense on the above notes was $264,812, $738,573 and $940,825 in 2009, 2008 and 2007, respectively.

Total interest expense was $399,023, $945,073 and $1,248,130 in 2009, 2008 and 2007, respectively.

Note 7 - Derivative Financial Instrument - Interest Rate Swap Agreement

KW USA had obtained a derivative financial instrument from Bank of America to reduce its exposure to market risks from changes in interest rates related to its financing described in Note 6. The instrument used to mitigate these risks was an interest rate swap. Under the Derivatives and Hedging Topic of GAAPUSA, derivatives are recognized in the balance sheet at fair value. Any changes in fair value are to be recognized immediately in earnings unless the derivatives qualify as hedges of future cash flows. The derivative instrument held by KW USA was designated as a highly effective cash flow hedge of interest rate risk on variable rate debt in accordance with the provisions of the Derivatives and Hedging Topic. As a result, the change in fair value of this instrument has been recorded as a component of other comprehensive loss. KW USA’s derivative instrument expired December 31, 2008.

Fluctuations in the fair value of the derivative resulted in gains and (losses) of $25,174 and ($96,911), in 2008 and 2007, respectively. The Company’s share of these gains and (losses) totaled $20,139 and ($77,529) in 2008 and 2007, respectively, and were included in other comprehensive loss. The remaining portion of these gains and (losses) had been allocated to the noncontrolling interest.

Note 8 - Operating Leases

The Company conducts its operations in facilities under operating leases. Minimum rent is recognized over the term of the leases using the straight-line method. The Company’s substantial investment in long-lived leasehold improvements was deemed to constitute a penalty under GAAPUSA in determining the lease term for each lease. In addition to minimum rent, the leases require the payment of common area expenses and real estate taxes. Total rental expense for the facilities was $1,677,048, $1,746,863 and $1,746,030 in 2009, 2008 and 2007, respectively. Under certain leases, the Company has options to purchase a 25% interest in the leased premises after 15 years, if the leases are then in full force and effect.

The following is a schedule by year of future minimum lease payments required under the operating leases as of December 30, 2009:

Fiscal Year Ending:
2010	$1,539,905
2011	1,560,471
2012	1,575,654
2013	1,662,058
2014	1,828,177
Later years	16,391,441
$24,557,706

Note 9 - Related Party Transactions

The Company is affiliated through common ownership with KremeWorks Canada, LP, ICON and various entities associated with Lettuce, as well as Lettuce itself. In the normal course of business, the affiliated entities transfer inventory and share personnel and record such transfers at cost.

The Company has entered into a management agreement with Lettuce and ICON whereby it pays a management fee for services provided based on 4% of sales. The management fee amounted to $682,599, $741,846 and $813,624 for 2009, 2008 and 2007, respectively. Lettuce’s portion of this management fee was $137,500, $183,335 and $183,216 in 2009, 2008 and 2007, respectively, with the remainder payable to ICON. Services provided include, but are not limited to, accounting and payroll services, human resources, licensing and marketing. ICON also serves as a disbursing agent and paymaster for the Company’s payroll. Lettuce serves as a workers’ compensation and health insurance administrator in a group self-insurance program.

In conjunction with the development agreement with KKDC described in Note 2, the Company is required to pay royalty fees to KKDC on a weekly basis equal to 4.5% of gross sales. Royalty fees paid to KKDC totaled $769,140, $832,615 and $915,328 in 2009, 2008 and 2007, respectively.

The Company’s franchise agreement with KKDC requires the Company to purchase furnishings, fixtures, equipment, signs, doughnut mixes and other supplies that have been approved by KKDC for Krispy Kreme stores. KKDC is the sole supplier for certain doughnut production equipment and all doughnut mixes. Purchases from KKDC totaled $3,136,431, $4,201,283 and $4,163,369 in 2009, 2008 and 2007, respectively. As of December 30, 2009 and December 31, 2008, the amount due to KKDC for the previously described purchases totaled $396,792 and $456,069, respectively. This liability is included in the accounts payable to affiliated entities in the Company’s consolidated balance sheets. In 2008, the Company received $270,000 from KKDC relating to consulting services and reimbursement for concept development costs. This expense is included in other general and administrative expenses on the statements of loss.

As of December 30, 2009 and December 31, 2008, KW USA had a note payable to ICON in the amount of $2,700,000. The note is due on demand and bears interest at the prime rate plus ½%. Interest expense on this note for 2009, 2008 and, 2007 was $100,973, $154,103 and $229,001, respectively. As of December 30, 2009 and December 31, 2008, KW USA also had a note payable to KKDC, due on demand in the amount of $900,000, bearing interest at the prime rate plus ½%. Interest expense on this note for 2009, 2008 and 2007 was $33,658, $51,368 and $76,334, respectively. The loans from ICON and KKDC are pursuant to an agreement between the two companies and are in amounts that approximate the ratio of their respective ownership interests in KW USA.

A member of ICON is an attorney and his law firm provides legal services to the Company. The total expense for these services was $253, $1,279 and $28,571 for 2009, 2008 and 2007, respectively.

See Note 10 for additional related party transactions.

Note 10 - Other Cash Flow Information

Cash paid for interest amounted to $296,637, $749,915 and $1,231,806 for 2009, 2008 and 2007, respectively.

During 2009, there were capital contributions totaling $1,275,000, of which $239,800 was a receivable at year-end (see Note 12).

During 2009, ICON and KKDC made capital contributions in the amounts of $546,322 and $182,108, respectively, by forgiving amounts owed to them by the Company.

During 2008, ICON and KKDC made capital contributions in the amounts of $860,839 and $286,946, respectively, by forgiving amounts owed to them by the Company.

During 2007, ICON and KKDC made capital contributions in the amounts of $646,962 and $215,654, respectively, by forgiving amounts owed to them by the Company.

Note 11 - Status of Operations

The Company has experienced steadily declining revenues and significant losses over the last five years. While the Company is still generating positive cash flows from operations, members of KremeWorks made significant cash contributions to enable the Company to meet its cash flow needs and debt service requirements in 2009 and 2008. The Company’s current debt agreement with Bank of America expires on July 31, 2010 at which time approximately $5,700,000 in principal payments will become due. Management believes that it will be able to negotiate a new debt agreement with Bank of America or a similar institution. Management also believes operating cash flows will recover in the near future to a level that will allow the Company to meet its ongoing cash flow needs.

The Company is in discussions to sell and assign two of its under-performing stores and use the proceeds to reduce bank debt. Based on negotiations for the sale and assignment of its Puyallup, Washington location, the Company asked its landlord for consent to the proposed assignment. The landlord denied the consent and subsequently filed an action in Ohio (where the landlord is located) for accrued rent (since paid) and a declaratory judgment upholding its refusal or, alternatively, the landlord’s right to the proceeds of the sale of the location. The Company has filed an action in Washington (i) for a declaratory judgment that it has the right to assign its lease and sell its assets as proposed and (ii) for damages. With respect to the other under-performing store, the Company does not believe that it qualifies for held for sale accounting and has therefore continued to account for its long-lived assets as property and equipment.

In the event that management’s expectations mentioned above are not realized, alternative sources of financing might be required for the Company to continue operations beyond the near term.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were available to be issued.

Payments for all $239,800 of the member contributions receivable balance as of December 30, 2009 were received by January 11, 2010.

The Company made a $500,000 principal payment to Bank of America on January 14, 2010.