Form 10-Q
period 2010-05-02
KRISPY KREME DOUGHNUTS INC
filed 2010-06-03
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2010
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

     Number of shares of Common Stock, no par value, outstanding as of May 28, 2010: 67,441,996.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2011 and fiscal 2010 mean the fiscal years ended January 30, 2011 and January 31, 2010, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
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

  risks associated with competition; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2010 Form 10-K”).
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands, except per share
	amounts)
Revenues	$92,117	$93,420
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown below)	77,043	76,968
General and administrative expenses	5,750	6,314
Depreciation and amortization expense	1,864	1,993
Impairment charges and lease termination costs	1,299	2,357
Other operating (income) and expense, net	106	10
Operating income	6,055	5,778
Interest income	40	14
Interest expense	(1,871)	(3,817)
Equity in income of equity method franchisees	346	101
Other non-operating income and (expense), net	81	—
Income before income taxes	4,651	2,076
Provision for income taxes	183	208
Net income	$4,468	$1,868

Earnings per common share:
Basic	$.07	$.03
Diluted	$.06	$.03

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 2,	Jan. 31,
	2010	2010
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,097	$20,215
Receivables	20,322	17,839
Receivables from equity method franchisees	604	524
Inventories	14,587	14,321
Other current assets	5,713	6,324
Total current assets	61,323	59,223
Property and equipment	71,249	72,527
Investments in equity method franchisees	1,256	781
Goodwill and other intangible assets	23,816	23,816
Other assets	10,965	8,929
Total assets	$168,609	$165,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$701	$762
Accounts payable	8,329	6,708
Accrued liabilities	25,927	30,203
Total current liabilities	34,957	37,673
Long-term debt, less current maturities	42,514	42,685
Other long-term obligations	21,385	22,151

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Common stock, no par value	367,269	366,237
Accumulated other comprehensive loss	(39)	(180)
Accumulated deficit	(297,477)	(303,290)
Total shareholders’ equity	69,753	62,767
Total liabilities and shareholders’ equity	$168,609	$165,276

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,468	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,864	1,993
Deferred income taxes	(92)	(134)
Impairment charges	849	162
Accrued rent expense	(16)	(44)
Loss on disposal of property and equipment	128	85
Unrealized loss on interest rate derivatives	—	187
Share-based compensation	1,069	1,116
Provision for doubtful accounts	(230)	(82)
Amortization of deferred financing costs	148	326
Equity in income of equity method franchisees	(346)	(101)
Other	(81)	(1)
Change in assets and liabilities:
Receivables	(2,248)	(23)
Inventories	(266)	507
Other current and non-current assets	(1,353)	1,059
Accounts payable and accrued liabilities	(2,277)	1,358
Other long-term obligations	74	1,075
Net cash provided by operating activities	1,691	9,351
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,594)	(2,370)
Proceeds from disposals of property and equipment	54	24
Other investing activities	—	(2)
Net cash used for investing activities	(1,540)	(2,348)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(232)	(20,387)
Deferred financing costs	—	(954)
Repurchase of common shares	(37)	(16)
Net cash used for financing activities	(269)	(21,357)
Net decrease in cash and cash equivalents	(118)	(14,354)
Cash and cash equivalents at beginning of period	20,215	35,538
Cash and cash equivalents at end of period	$20,097	$21,184

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
BALANCE AT JANUARY 31, 2010	67,441	$366,237	($180)	($303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the three months ended May 2,
2010				4,468	4,468
Foreign currency translation adjustment, net of
income taxes of $32			49		49
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $60			92		92
Total comprehensive income					4,609
Share-based compensation	11	1,069			1,069
Repurchase of common shares	(10)	(37)			(37)
BALANCE AT MAY 2, 2010	67,442	$367,269	($39)	($297,477)	$69,753

BALANCE AT FEBRUARY 1, 2009	67,512	$361,801	($913)	($303,133)	$57,755
Comprehensive income:
Net income for the three months ended May 3,
2009				1,868	1,868
Foreign currency translation adjustment, net of
income taxes of $25			(41)		(41)
Amortization of unrealized loss on interest rate
derivative, net of income taxes of $159			244		244
Total comprehensive income					2,071
Share-based compensation	—	1,116			1,116
Repurchase of common shares	(9)	(16)			(16)
BALANCE AT MAY 3, 2009	67,503	$362,901	($710)	($301,265)	$60,926

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

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2010 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2010 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 31, 2010 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

     BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation. In October 2009, the Company refranchised three stores in Northern California to a new franchisee. The Company did not report the refranchising as a divestiture of the stores and continued to consolidate the stores’ financial statements for post-acquisition periods because the new franchisee was a variable interest entity of which the Company was the primary beneficiary. Effective February 1, 2010, the Company adopted new accounting standards under which the Company is no longer the primary beneficiary of the new franchisee, which required the Company to deconsolidate the franchisee and recognize a divestiture of the stores; see “Recent Accounting Pronouncements” below.

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

    The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Numerator: net income	$4,468	$1,868
Denominator:
Basic earnings per share - weighted average shares outstanding	68,095	67,100
Effect of dilutive securities:
Stock options	665	—
Restricted stock and restricted stock units	470	373
Diluted earnings per share - weighted average shares outstanding
plus dilutive potential common shares	69,230	67,473

     Stock options and warrants with respect to 8.7 million and 10.4 million shares, as well as 142,000 and 924,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the three months ended May 2, 2010 and May 3, 2009, respectively, because their inclusion would be antidilutive.

Reclassification

     Beginning in the first quarter of fiscal 2011, miscellaneous receivables previously classified as a component of other current assets have been reclassified and combined with trade receivables, and the combined total has been captioned “Receivables” in the accompanying consolidated balance sheet. Amounts previously reported at January 31, 2010 have been reclassified to conform to the new presentation.

Recent Accounting Pronouncements

     In the first quarter of fiscal 2011, the Company adopted amended accounting standards related to the consolidation of variable-interest entities. The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Adoption of the new standards resulted in the Company recognizing a divestiture of three stores sold by the Company in the October 2009 refranchising transaction described under “Basis of Consolidation,” above. The cumulative effect of adoption of the new standards has been reflected as a credit of $1.3 million to the opening balance of retained earnings as of February 1, 2010, the first day of fiscal 2011. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

     In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 10 for additional information regarding fair value measurements.

Note 2 — Receivables

    The components of receivables are as follows:

	May 2,	Jan. 31,
	2010	2010
	(In thousands)
Receivables:
Off-premises customers	$9,854	$9,010
Unaffiliated franchisees	9,429	8,974
Other receivables	2,136	1,130
Current portion of notes receivable	129	68
	21,548	19,182
Less — allowance for doubtful accounts:
Off-premises customers	(257)	(307)
Unaffiliated franchisees	(969)	(1,036)
	(1,226)	(1,343)
	$20,322	$17,839
Receivables from Equity Method Franchisees (Note 8):
Trade	$1,356	$1,263
Less — allowance for doubtful accounts	(752)	(739)
	$604	$524

Note 3 — Inventories

     The components of inventories are as follows:
	May 2,	Jan. 31,
	2010	2010
	(In thousands)
Raw materials	$5,218	$5,253
Work in progress	82	4
Finished goods	2,932	3,688
Purchased merchandise	6,246	5,268
Manufacturing supplies	109	108
	$14,587	$14,321

Note 4 — Long Term Debt

Long-term debt and capital lease obligations consist of the following:

	May 2,	Jan. 31,
	2010	2010
	(In thousands)
Secured Credit Facilities	$42,913	$43,054
Capital lease obligations	302	393
	43,215	43,447
Less: current maturities	(701)	(762)
	$42,514	$42,685

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

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the Term Loan. The Company has made other payments of Term Loan principal since February 2007, consisting of $24.1 million representing the proceeds of asset sales, $20.0 million of other discretionary prepayments and $3.0 million representing scheduled amortization which, together with the $20 million prepayment in April 2009 have reduced the principal balance of the Term Loan to $42.9 million as of May 2, 2010.

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

    The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of May 2, 2010, the consolidated leverage ratio was required to be not greater than 3.75 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.75 to 1.0. As of May 2, 2010, the Company’s consolidated leverage ratio was approximately 2.0 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.4 to 1.0. In the future, the maximum consolidated leverage ratio declines, and the minimum consolidated interest coverage ratio increases, as set forth in the following tables:

Maximum
Period	Leverage Ratio
First Quarter of Fiscal 2011	3.75 to 1.00
Second Quarter of Fiscal 2011	3.50 to 1.00
Third Quarter of Fiscal 2011	3.25 to 1.00
Fourth Quarter of Fiscal 2011	3.00 to 1.00
Fiscal 2012	2.50 to 1.00
Fiscal 2013 and thereafter	2.00 to 1.00

Minimum Interest
Period	Coverage Ratio
First Quarter of Fiscal 2011	2.75 to 1.00
Second Quarter of Fiscal 2011	2.75 to 1.00
Third Quarter of Fiscal 2011	2.95 to 1.00
Fourth Quarter of Fiscal 2011	3.15 to 1.00
Fiscal 2012	3.75 to 1.00
Fiscal 2013 and thereafter	4.50 to 1.00

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

    The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $15 million as of May 2, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The restrictive covenants did not limit the Company’s ability to borrow the full $10 million of unused credit under the Revolver at May 2, 2010.

    The Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

Note 5 — Commitments and Contingencies

Pending Litigation

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

Other Litigation

   TAG Litigation

    In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it sought an accounting and constructive trust. In addition, the Company sought a declaration that it did not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. During the second quarter of fiscal 2010, the Company recorded a settlement provision of approximately $150,000 related to this matter, and the matter was settled in March 2010.

   Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Settlement Thereof

    Beginning in May 2004, a series of purported securities class actions were filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina against, among others, certain former officers of the Company, including Scott Livengood, the Company’s former Chairman and Chief Executive Officer. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises.

    In October 2006, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants. In February 2007, the Court entered final judgment dismissing all claims with respect to all defendants in the derivative action, except for the Company’s claims against Mr. Livengood, and entered final judgment dismissing all claims with respect to all defendants in the securities class action.

    The Company settled its claims against Mr. Livengood in February 2010 in exchange for the payment by Mr. Livengood of $320,000 and his surrender to the Company of vested options to purchase 905,700 shares of the Company’s common stock. The amount received from Mr. Livengood was offset by the payment of legal fees to counsel for the derivative action plaintiffs and, accordingly, the final settlement had no material effect on the Company’s results of operations.

    All litigation surrounding the above matters has now been settled.

   California Wage/Hour Litigation

    The Company was a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs sought class action status and unspecified damages on behalf of a putative class of approximately 35 persons. In January 2010, the parties reached an agreement in principle to resolve the litigation and the Company recorded a provision of $950,000 for the settlement of this matter, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Other Legal Matters

    The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Commitments and Contingencies

    The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $3.6 million at May 2, 2010, and are summarized in Note 8. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

    The aggregate recorded liability for these loan guarantees totaled $2.4 million as of May 2, 2010 and $2.5 million as of January 31, 2010, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at May 2, 2010, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

    In addition, accrued liabilities at May 2, 2010 includes approximately $260,000 recorded in connection with the Company’s assignment of operating leases on closed and refranchised stores. The Company is contingently liable to pay the rents on these stores to the landlords in the event the franchisees fail to perform under the leases they have assumed.

    One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $15 million at May 2, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

    In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company may also purchase futures and options on futures to hedge its exposure to rising gasoline prices. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. See Note 11 for additional information about these derivatives.

Note 6 — Impairment Charges and Lease Termination Costs

    The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Impairment of long-lived assets	$849	$162
Lease termination costs:
Provision for termination costs	450	2,385
Less — reversal of previously recorded accrued rent expense	—	(190)
Net provision	450	2,195
	$1,299	$2,357

    The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values.

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

    The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Balance at beginning of period	$1,679	$1,880
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease
rentals	—	2,081
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	405	258
Accretion of discount	45	46
Total provision	450	2,385
Payments on unexpired leases, including settlements with lessors	(326)	(560)
Balance at end of period	$1,803	$3,705

Note 7 — Segment Information

    The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, equipment and other items to both Company and franchisee-owned stores.

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

    The following table presents the results of operations of the Company’s operating segments for the first quarter of fiscal 2011 and fiscal 2010. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Revenues:
Company Stores	$62,534	$65,857
Domestic Franchise	2,200	2,051
International Franchise	4,760	3,878
KK Supply Chain:
Total revenues	45,905	44,858
Less – intersegment sales elimination	(23,282)	(23,224)
External KK Supply Chain revenues	22,623	21,634
Total revenues	$92,117	$93,420

Operating income (loss):
Company Stores	($31)	$2,944
Domestic Franchise	1,154	1,180
International Franchise	3,486	2,435
KK Supply Chain	8,690	8,139
Total segment operating income	13,299	14,698
Unallocated general and administrative expenses	(5,945)	(6,563)
Impairment charges and lease termination costs	(1,299)	(2,357)
Consolidated operating income	$6,055	$5,778

Depreciation and amortization expense:
Company Stores	$1,395	$1,496
Domestic Franchise	55	21
International Franchise	1	—
KK Supply Chain	212	227
Corporate administration	201	249
Total depreciation and amortization expense	$1,864	$1,993

    Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 8 — Investments in Franchisees

    As of May 2, 2010, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

    The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 2, 2010
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$325	$1,185
Kremeworks Canada, LP	24.5%	—	32	—
Krispy Kreme of South Florida, LLC	35.3%	—	178	2,409
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,256	821	—
		2,156	1,356	$3,594
Less: reserves and allowances		(900)	(752)
		$1,256	$604

	Jan. 31, 2010
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$327	$1,241
Kremeworks Canada, LP	24.5%	—	16	—
Krispy Kreme of South Florida, LLC	35.3%	—	138	2,489
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	781	782	—
		1,681	1,263	$3,730
Less: reserves and allowances		(900)	(739)
		$781	$524

    The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

    Current liabilities at May 2, 2010 and January 31, 2010 include accruals for potential payments under loan guarantees of approximately $2.4 million and $2.5 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). There was no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

    The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which matures in July 2010. Kremeworks’ unaudited revenues, operating loss and net loss for the three month periods ending May 2, 2010 and May 3, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Revenues	$4,152	$4,577
Operating loss	(337)	(358)
Net loss	(417)	(471)

    The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”). KK Mexico’s unaudited revenues, operating income and net income for the three month periods ending May 2, 2010 and May 3, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Revenues	$4,228	$2,982
Operating income	1,359	540
Net income	1,313	511

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees

    The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

    The aggregate cost of SBP awards charged to earnings for the three months ended May 2, 2010 and May 3, 2009 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during either period.

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Costs charged to earnings related to:
Stock options	$364	$232
Restricted stock and restricted stock units	705	884
Total costs	$1,069	$1,116

Costs included in:
Direct operating expenses	$389	$345
General and administrative expenses	680	771
Total costs	$1,069	$1,116

Note 10 — Fair Value Measurements

    The accounting standards for fair value measurements define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. These standards are intended to establish a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 2, 2010 and January 31, 2010.

	May 2, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$653	$—	$—
Commodity futures contracts	208	—	—
Total assets	$861	$—	$—

	Jan. 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$455	$—	$—
Liabilities:
Interest rate derivatives	$—	$641	$—
Commodity futures contracts	92	—	—
Total liabilities	$92	$641	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

    The following tables present the non-recurring fair value measurements recorded during the three months ended May 2, 2010 and May 3, 2009.

	Three Months Ended May 2, 2010
				Total gain
	Level 1	Level 2	Level 3	(loss)
	(In thousands)
Long-lived assets	$—	$2,138	$—	($849)

	Three Months Ended May 3, 2009
				Total gain
	Level 1	Level 2	Level 3	(loss)
	(In thousands)
Long-lived assets	$—	$—	$—	($162)
Lease termination liabilities	—	2,081	—	(1,891)

   Long-Lived Assets

    During the three months ended May 2, 2010, long-lived assets having an aggregate carrying value of $3.0 million were written down to their estimated fair values of $2.1 million resulting in recorded impairment charges of $849,000 as described in Note 6. During the three months ended May 3, 2009, long-lived assets having an aggregate carrying value of $162,000 were written down to their estimated fair values of zero, resulting in recorded impairment charges of $162,000 as described in Note 6. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Lease Termination Liabilities

    During the three months ended May 3, 2009, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 6; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities were computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. The fair value of lease termination liabilities related to closed stores of $2.1 million exceeded the previously recorded accrued rent expense related to such stores of $190,000, and such excess was reflected as a charge to lease termination costs during the first quarter of fiscal 2010.

Fair Values of Financial Instruments at the Balance Sheet Dates

    The carrying values and approximate fair values of certain financial instruments as of May 2, 2010 and January 31, 2010 were as follows:

	May 2, 2010		Jan. 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets
Cash and cash equivalents	$20,097	$20,097	$20,215	$20,215
Receivables	20,322	20,322	17,839	17,839
Receivables from Equity Method Franchisees	604	604	524	524
Commodity futures contracts	208	208	—	—

Liabilities:
Accounts payable	8,329	8,329	6,708	6,708
Interest rate derivatives	—	—	641	641
Commodity futures contracts	—	—	92	92
Long-term debt (including current maturities)	43,215	41,919	43,447	41,872

Note 11 — Derivative Instruments

    The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed from time to time by using derivative instruments are commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

    The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties. The Company did not have any significant exposure to any individual counterparty at May 2, 2010.

    Additional disclosure about the fair value of derivative instruments is included in Note 10.

Commodity Price Risk

    The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company may purchase exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of increases in the price of gasoline, from time to time the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At May 2, 2010, the Company had commodity derivatives with an aggregate contract volume of 70,000 bushels of wheat and 588,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

    All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR, with LIBOR subject to a floor of 3.25%. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitled the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and required the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. Settlements under these derivative contracts are reported as cash flow from operating activities in the consolidated statement of cash flows.

    These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affects earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. Such charges totaled $152,000 and $403,000 for the three months ended May 2, 2010 and May 3, 2009, respectively. The derivative contracts expired in April 2010.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

    The following tables present the fair values of derivative instruments included in the consolidated balance sheet as of May 2, 2010 and January 31, 2010:

		Asset Derivatives
		Fair Value
		May 2,	Jan. 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Commodity futures contracts	Other current assets	$208	$—

		Liability Derivatives
		Fair Value
		May 2,	Jan. 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Interest rate contracts	Accrued liabilities	$—	$641
Commodity futures contracts	Accrued liabilities	—	92
		$—	$733

    The effect of derivative instruments on the consolidated statement of operations for the three months ended May 2, 2010 and May 3, 2009, was as follows:

		Amount of Derivative Gain or
	Location of Derivative Gain or (Loss)	(Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income	Recognized in Income
		Three Months Ended
		May 2,	May 3,
		2010	2009
		(In thousands)
Interest rate contracts	Interest expense	$—	($187)
Commodity futures contracts	Direct operating expenses	352	(74)
Total		$352	($261)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

    The following table sets forth operating metrics for the quarters ended May 2, 2010 and May 3, 2009.

	Three Months Ended
	May 2,	May 3,
	2010	2009
Same Store Sales (on-premises sales only):
Company stores	3.4%	2.1%
Domestic Franchise stores	2.7	2.4
International Franchise stores	(7.7)	(38.2)
International Franchise stores, in constant dollars (1)	(17.6)	(24.6)

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,499	5,859
Convenience stores	5,051	5,625

Average weekly sales per door:
Grocers/mass merchants	$263	$236
Convenience stores	208	212

Systemwide Sales (in thousands): (2)
Company stores	$62,188	$65,636
Domestic Franchise stores	62,478	58,000
International Franchise stores	74,574	61,565
International Franchise stores, in constant dollars (3)	74,574	68,333

Average Weekly Sales Per Store (in thousands): (4)
Company stores:
Factory stores:
Commissaries — off-premises	$173.5	$166.7
Dual-channel stores:
On-premises	31.6	30.3
Off-premises	38.6	36.2
Total	70.2	66.5
On-premises only stores	33.8	35.0
All factory stores	66.1	65.3
Satellite stores	18.4	19.7
All stores	58.0	59.7

Domestic Franchise stores:
Factory stores	$41.3	$39.7
Satellite stores	13.8	17.7

International Franchise stores:
Factory stores	$35.5	$36.6
Satellite stores	9.5	8.9

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for all periods.

(2)	Excludes sales among Company and franchise stores.

(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the quarter ended May 3, 2009 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the quarter ended May 2, 2010.

(4)	Metrics for the quarter ended May 2, 2010 include only stores open at May 2, 2010 and metrics for the quarter ended May 3, 2009 include only stores open at January 31, 2010.

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

     The following table sets forth data about the number of systemwide stores as of May 2, 2010 and May 3, 2009, and the number of store operating weeks for each of the quarters then ended.

	Three Months Ended
	May 2,	May 3,
	2010	2009
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	38	47
On-premises only stores	25	27
Satellite stores	14	11
Total Company stores	83	91

Domestic Franchise stores:
Factory stores	103	102
Satellite stores	37	28
Total Domestic Franchise stores	140	130

International Franchise stores:
Factory stores	100	95
Satellite stores	293	220
Total International Franchise stores	393	315
Total systemwide stores	616	536

	Three Months Ended
	May 2,	May 3,
	2010	2009
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	78	78
Dual-channel stores	494	710
Retail only stores	325	299
Satellite stores	182	122

Domestic Franchise stores: (1)
Factory stores	1,339	1,312
Satellite stores	481	286

International Franchise stores: (1)
Factory stores	1,153	1,068
Satellite stores	3,526	2,399

(1)	Metrics for the quarter ended May 2, 2010 include only stores open at May 2, 2010 and metrics for the quarter ended May 3, 2009 include only stores open at January 31, 2010.

    The following table sets forth the types and locations of Company stores as of May 2, 2010.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	—	—	3
District of Columbia	—	1	—	1
Florida	4	—	—	4
Georgia	6	4	—	10
Indiana	3	2	—	5
Kansas	3	—	—	3
Kentucky	3	—	—	3
Louisiana	1	—	—	1
Maryland	1	—	—	1
Michigan	3	—	—	3
Missouri	4	—	—	4
Mississippi	1	—	—	1
North Carolina	11	—	2	13
Ohio	6	—	—	6
South Carolina	2	1	—	3
Tennessee	7	4	—	11
Texas	3	—	—	3
Virginia	7	—	—	7
West Virginia	1	—	—	1
Total	69	12	2	83

     Changes in the number of Company stores during the three months ended May 2, 2010 and May 3, 2009 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
JANUARY 31, 2010	69	12	2	83
Opened	—	—	—	—
Closed	—	—	—	—
MAY 2, 2010	69	12	2	83

FEBRUARY 1, 2009	83	10	—	93
Opened	1	1	—	2
Closed	(4)	—	—	(4)
MAY 3, 2009	80	11	—	91

    The following table sets forth the types and locations of domestic franchise stores as of May 2, 2010.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	2	—	7
Arkansas	2	—	—	2
Arizona	2	—	9	11
California	11	—	3	14
Connecticut	1	—	3	4
Colorado	2	—	—	2
Florida	11	5	1	17
Georgia	7	4	—	11
Hawaii	1	—	—	1
Iowa	1	—	—	1
Idaho	1	—	—	1
Illinois	4	—	—	4
Louisiana	3	—	—	3
Missouri	3	—	—	3
Mississippi	2	—	—	2
North Carolina	6	1	—	7
Nebraska	1	—	—	1
New Mexico	1	—	—	1
Nevada	3	1	2	6
New York	1	—	1	2
Oklahoma	3	—	—	3
Oregon	2	—	—	2
Pennsylvania	4	1	1	6
South Carolina	6	—	2	8
Tennessee	1	—	—	1
Texas	8	—	1	9
Utah	2	—	—	2
Wisconsin	1	—	—	1
Washington	8	—	—	8
Total	103	14	23	140

     Changes in the number of domestic franchise stores during the three months ended May 2, 2010 and May 3, 2009 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
JANUARY 31, 2010	104	14	23	141
Opened	—	—	—	—
Closed	(1)	—	—	(1)
MAY 2, 2010	103	14	23	140

FEBRUARY 1, 2009	104	13	15	132
Opened	—	—	1	1
Closed	(2)	—	(1)	(3)
MAY 3, 2009	102	13	15	130

    The types and locations of international franchise stores as of May 2, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
Country	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	6	4	24	20	54
Bahrain	2	—	2	5	9
Canada	4	—	—	—	4
China	1	—	—	—	1
Indonesia	2	—	2	3	7
Japan	12	—	3	—	15
Kuwait	3	—	22	2	27
Lebanon	2	—	5	3	10
Malaysia	2	1	1	—	4
Mexico	5	1	22	20	48
Philippines	4	3	9	1	17
The Commonwealth of Puerto Rico	3	—	—	—	3
Qatar	2	—	3	1	6
The Republic of Korea	30	1	7	—	38
The Kingdom of Saudi Arabia	10	—	57	9	76
Turkey	1	—	7	2	10
The United Arab Emirates	2	—	17	4	23
The United Kingdom	9	4	20	8	41
Total	100	14	201	78	393

     Changes in the number of international franchise stores during the three months ended May 2, 2010 and May 3, 3009 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
JANUARY 31, 2010	95	14	180	69	358
Opened	7	—	24	10	41
Closed	(2)	—	(3)	(1)	(6)
MAY 2, 2010	100	14	201	78	393

FEBRUARY 1, 2009	94	26	126	52	298
Opened	3	—	19	1	23
Closed	(2)	—	(1)	(3)	(6)
Change in store type	—	(2)	2	—	—
MAY 3, 2009	95	24	146	50	315

THREE MONTHS ENDED MAY 2, 2010 COMPARED TO THREE MONTHS ENDED MAY 3, 2009

   Overview

     Total revenues declined by 1.4% for the three months ended May 2, 2010 compared to the three months ended May 3, 2009. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of the refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 0.4% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

     A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Total revenues as reported	$92,117	$93,420
Sales by refranchised stores (1)	—	(2,374)
Royalties from refranchised stores (1)	(81)	—
KK Supply Chain sales to refranchised stores (1)	(662)	—
Adjusted total revenues exclusive of the effects of
refranchising	$91,374	$91,046

(1)	Adjustments reflect amounts only for stores refranchised in fiscal 2010 because earlier refranchisings do not affect comparability between the periods presented.

     The Company believes that adjusted total revenues exclusive of the effects of refranchising, a non-GAAP measure, is a useful measure because it enables comparisons of the Company’s revenues that are unaffected by the Company’s decisions to sell operating Krispy Kreme stores to franchisees instead of continuing to operate the stores as Company locations. In addition, this comparison is one of the performance metrics adopted by the Compensation Committee of the Company’s board of directors to determine the amount of incentive compensation potentially payable to the Company’s executive officers for fiscal 2011.

     Consolidated operating income increased from $5.8 million in the first quarter of fiscal 2010 to $6.1 million in the first quarter of fiscal 2011 and consolidated net income increased from $1.9 million to $4.5 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$62,534	$65,857
Domestic Franchise	2,200	2,051
International Franchise	4,760	3,878
KK Supply Chain:
Total revenues	45,905	44,858
Less - intersegment sales elimination	(23,282)	(23,224)
External KK Supply Chain revenues	22,623	21,634
Total revenues	$92,117	$93,420

Segment revenues as a percentage of total revenues:
Company Stores	67.9%	70.5%
Domestic Franchise	2.4	2.2
International Franchise	5.2	4.2
KK Supply Chain (external sales)	24.6	23.2
	100.0%	100.0%

Operating income (loss):
Company Stores	($31)	$2,944
Domestic Franchise	1,154	1,180
International Franchise	3,486	2,435
KK Supply Chain	8,690	8,139
Total segment operating income	13,299	14,698
Unallocated general and administrative expenses	(5,945)	(6,563)
Impairment charges and lease termination costs	(1,299)	(2,357)
Consolidated operating income	$6,055	$5,778

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$25,406	$27,706	40.6%	42.1%
Fundraising sales	4,647	4,498	7.4	6.8
Total on-premises sales	30,053	32,204	48.1	48.9
Off-premises sales:
Grocers/mass merchants	18,651	17,902	29.8	27.2
Convenience stores	13,164	15,171	21.1	23.0
Other off-premises	666	580	1.1	0.9
Total off-premises sales	32,481	33,653	51.9	51.1
Total revenues	62,534	65,857	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,979	22,105	36.7	33.6
Shop labor	12,214	12,536	19.5	19.0
Delivery labor	5,261	5,687	8.4	8.6
Employee benefits	4,732	5,039	7.6	7.7
Total cost of sales	45,186	45,367	72.3	68.9
Vehicle costs (1)	3,054	2,862	4.9	4.3
Occupancy (2)	2,426	3,025	3.9	4.6
Utilities expense	1,410	1,610	2.3	2.4
Depreciation expense	1,395	1,496	2.2	2.3
Other operating expenses	4,825	4,638	7.7	7.0
Total store level costs	58,296	58,998	93.2	89.6
Store operating income	4,238	6,859	6.8	10.4
Other segment operating costs	3,144	2,328	5.0	3.5
Allocated corporate overhead	1,125	1,587	1.8	2.4
Segment operating income (loss)	($31)	$2,944	—%	4.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

    A reconciliation of Company Stores segment sales from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended May 3, 2009	$32,204	$33,653	$65,857
Less: sales by refranchised stores	(1,663)	(711)	(2,374)
Less: sales by closed stores	(2,350)	(1,120)	(3,470)
Increase in sales at mature stores	905	659	1,564
Increase in sales at stores opened in fiscal 2010	957	—	957
Sales for the three months ended May 2, 2010	$30,053	$32,481	$62,534

     Sales at Company Stores decreased 5.0% in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 due to store closings and refranchisings, partially offset by an increase in sales from existing stores and stores opened in fiscal 2010. Excluding the effects of refranchisings, Company Stores sales decreased 1.5%. The following table presents sales metrics for Company stores:

	Three Months Ended
	May 2,	May 3,
	2010	2009
On-premises:
Change in same store sales	3.4%	2.1%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	(6.1)%	(9.8)%
Change in average weekly sales per door	11.4%	4.0%
Convenience stores:
Change in average weekly number of doors	(10.2)%	(8.6)%
Change in average weekly sales per door	(1.9)%	(6.6)%

   On-premises sales

     Same store sales at Company stores rose 3.4% in the first quarter of fiscal 2011 over the first quarter of fiscal 2010, of which the Company estimates approximately half is attributable to price increases.

     The Company is implementing programs designed to improve on-premise sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Sales to grocers and mass merchants increased to $18.7 million, with an 11.4% increase in average weekly sales per door more than offsetting a 6.1% decline in the average number of doors served. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores have declined as a result of two large customers implementing in-house doughnut programs to replace the Company’s products; the loss of doors associated with those two customers accounted for approximately four percentage points of the 10.2% decline in the average number of convenience store doors served for the three months ended May 2, 2010. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

     The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products is approximately 7% to 9% when fully implemented.

     The Company is implementing steps to increase sales, increase average per door sales and reduce costs in the off-premises channel. These steps include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, increased emphasis on relatively longer shelf-life products and the development of order management systems to more closely match merchandised quantities and assortments with consumer demand.

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 3.4 percentage points from the first quarter of fiscal 2010 to 72.3% of revenues in the first quarter of fiscal 2011. The cost of sugar rose approximately 27% from the first quarter of fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening, packaging and doughnut mix also rose year over year. The combined effect of these cost increases was approximately 2% of sales, only a portion of which was recovered through higher selling prices. The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Vehicle costs as a percentage of revenues rose 0.6 percentage points from 4.3% of revenues in the first quarter of fiscal 2010 to 4.9% of revenues in the first quarter of fiscal 2011, principally as a result of higher fuel costs. Higher fuel costs were partially offset by approximately $280,000 of gains on gasoline futures contracts entered into to mitigate the risk of increases in the price of gasoline.

     Occupancy costs as a percentage of revenues fell 0.7 percentage points in the first quarter of fiscal 2011 principally as a result of the closing or refranchising of stores which had relatively higher occupancy costs.

     The Company stores segment closed or refranchised a total of 28 stores in the last two fiscal years, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of May 2, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at May 2, 2010
			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$25,406	$23,984	40.6%	40.0%
Fundraising sales	4,647	4,207	7.4	7.0
Total on-premises sales	30,053	28,191	48.1	47.0
Off-premises sales:
Grocers/mass merchants	18,651	16,967	29.8	28.3
Convenience stores	13,164	14,289	21.1	23.8
Other off-premises	666	566	1.1	0.9
Total off-premises sales	32,481	31,822	51.9	53.0
Total revenues	62,534	60,013	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,970	20,080	36.7	33.5
Shop labor	12,208	11,126	19.5	18.5
Delivery labor	5,260	5,344	8.4	8.9
Employee benefits	4,730	4,444	7.6	7.4
Total cost of sales	45,168	40,994	72.2	68.3
Vehicle costs	3,048	2,645	4.9	4.4
Occupancy	2,328	2,343	3.7	3.9
Utilities expense	1,397	1,386	2.2	2.3
Depreciation expense	1,395	1,402	2.2	2.3
Other operating expenses	4,809	4,052	7.7	6.8
Total store level costs	58,145	52,822	93.0	88.0
Store operating income - ongoing stores	4,389	7,191	7.0	12.0
Store operating loss - closed and refranchised stores	(151)	(332)
Store operating income	$4,238	$6,859

Domestic Franchise

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Revenues:
Royalties	$2,063	$1,997
Other	137	54
Total revenues	2,200	2,051

Operating expenses:
Segment operating expenses	891	739
Depreciation expense	55	21
Allocated corporate overhead	100	111
Total operating expenses	1,046	871
Segment operating income	$1,154	$1,180

     Domestic Franchise revenues increased 7.3% to $2.2 million in the first quarter of fiscal 2011 from $2.1 million in the first quarter of fiscal 2010, driven by an increase in domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $58 million in the first quarter of fiscal 2010 to $62 million in the first quarter of fiscal 2011. Approximately $2.5 million of the increase is the result of refranchising Company Stores.  Domestic franchise same store sales rose 2.7% in the first quarter of fiscal 2011.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase in Domestic Franchise operating expenses in the first quarter of fiscal 2011 reflects increased resources devoted to the development and support of domestic franchisees and higher marketing costs, partially offset by a credit in bad debt expense of approximately $145,000 resulting from a recovery of receivables previously written off. In addition, beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years and totaled approximately $190,000 in the Domestic Franchise segment for the three months ended May 2, 2010.

     Domestic franchisees closed one store in the first quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Revenues:
Royalties	$3,884	$3,470
Development and franchise fees	876	408
Total revenues	4,760	$3,878

Operating expenses:
Segment operating expenses	948	1,170
Depreciation expense	1	—
Allocated corporate overhead	325	273
Total operating expenses	1,274	1,443
Segment operating income	$3,486	$2,435

     International Franchise royalties increased 11.9%, driven by an increase in sales by international franchise stores from $62 million in the first quarter of fiscal 2010 to $75 million in the first quarter of fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $7.4 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The Company did not recognize as revenue approximately $360,000 of uncollected royalties which accrued during the first quarter of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 17.6%. The decline in International Franchise same store sales reflects the large number of new stores opened internationally over the past two years, the cannibalization effects on initial stores in new markets of additional store openings in those markets, and the effects of soft economic conditions, particularly in more developed markets.

     International development and franchise fees increased $468,000 in the first quarter of fiscal 2011 as a result of the increase in the number of international franchise store openings in the first quarter of fiscal 2011 compared to the first quarter of last year.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to a decrease in the bad debt provision to a credit of $70,000 in the first quarter of fiscal 2011 compared to expense of $40,000 in the first quarter of fiscal 2010.

     International franchisees opened 41 stores and closed six stores in the first quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$16,060	$16,965	35.0%	37.8%
Other ingredients, packaging and supplies	27,838	25,986	60.6	57.9
Equipment	1,808	1,907	3.9	4.3
Fuel surcharge	199	—	0.4	—
Total revenues before intersegment sales elimination	45,905	44,858	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	29,505	29,109	64.3	64.9
Inbound freight	870	1,037	1.9	2.3
Total cost of sales	30,375	30,146	66.2	67.2
Distribution costs:
Outbound freight	2,539	2,627	5.5	5.9
Other distribution costs	941	1,105	2.0	2.5
Total distribution costs	3,480	3,732	7.6	8.3
Other segment operating costs	2,873	2,332	6.3	5.2
Depreciation expense	212	227	0.5	0.5
Allocated corporate overhead	275	282	0.6	0.6
Total operating costs	37,215	36,719	81.1	81.9
Segment operating income	$8,690	$8,139	18.9%	18.1%

     KK Supply Chain revenues before intersegment sales elimination increased $1.0 million, or 2.3%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase principally reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in the first quarter of fiscal 2011 in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. Unit volumes of most product categories fell compared to the first quarter of last year.

     An increasing percentage of franchise store sales are attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     Cost of sales as a percentage of revenues fell in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 largely due to a change in product mix and lower inbound freight costs resulting from generally lower unit volumes in most product categories. Distribution costs as a percentage of total revenues fell, reflecting, among other things, the effect of higher selling prices for sugar compared to the first quarter of fiscal 2010 and freight cost reductions resulting from contracting with a third party manufacturer to produce doughnut mix for stores in the Western United States.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs and research and development expenses. These costs include a net credit of approximately $270,000 in bad debt expense in the first quarter of fiscal 2010, which resulted principally from sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis. As of May 2, 2010, the Company’s allowance for doubtful accounts from affiliate and unaffiliated franchisees totaled approximately $1.7 million. In addition, beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years and totaled approximately $170,000 in the KK Supply Chain segment for the three months ended May 2, 2010.

     Franchisees opened 41 stores and closed seven stores in the first quarter of fiscal 2011. Substantially all of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

    General and administrative expenses were $5.8 million, or 6.2% of total revenues, in the first quarter of fiscal 2011 compared to $6.3 million, or 6.8% of total revenues, in the first quarter of fiscal 2010. General and administrative expenses decreased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, principally as a result of allocating to the segments approximately $570,000 of directly related legal fees and expenses that were included in general and administrative expenses prior to fiscal 2011, and due to a decrease in professional fees and expenses as a result of the settlement in late fiscal 2010 of the litigation described in Note 5 to the consolidated financial statements appearing elsewhere herein.

   Impairment Charges and Lease Termination Costs

    Impairment charges and lease termination costs were $1.3 million in the first quarter of fiscal 2011 compared to $2.4 million in the first quarter of fiscal 2010.

    Impairment charges related to long-lived assets totaled $849,000 in the first quarter of fiscal 2011 and $162,000 in the first quarter of fiscal 2010, relating principally to underperforming stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process.  Impairment charges relate to stores expected to be closed or refranchised, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

    Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the first quarter of fiscal 2011, the Company recorded lease termination charges of $450,000 related principally to the change in estimated sublease rentals on stores previously closed. In the first quarter of fiscal 2010, the Company recorded lease termination charges related to stores closed during the quarter of approximately $2.1 million.

    The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

    Since the beginning of fiscal 2009, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company has recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of additional impairment losses on the related assets.

   Interest Expense

    The components of interest expense are as follows:

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$1,170	$1,610
Letter of credit and unused revolver fees	318	262
Fees associated with credit agreement amendments	—	925
Write-off of deferred financing costs associated with credit agreement amendments	—	89
Amortization of deferred financing costs	148	237
Mark-to-market adjustments on interest rate derivatives	—	187
Amortization of unrealized losses on interest rate derivatives	152	403
Other	83	104
	$1,871	$3,817

    The decrease in interest accruing on outstanding indebtedness principally reflects the $20 million prepayment of principal outstanding under the Term Loan described in Note 4 to the consolidated financial statements appearing elsewhere herein. The resulting reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 Amendments to the credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually.

    The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010. Accordingly, there will be no income statement effects of such contracts in future periods. These interest rate derivative contracts are more fully described in Note 11 to the consolidated financial statements appearing elsewhere herein.

   Equity in Income of Equity Method Franchisees

    The Company recorded equity in the earnings of equity method franchisees of $346,000 in the first quarter of fiscal 2011 compared to $101,000 in the first quarter of fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

    The provision for income taxes was $183,000 in the first quarter of fiscal 2011 compared to $208,000 in the first quarter of fiscal 2010. Each of these amounts includes, among other things, adjustments to the valuation allowance or deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable.

   Net Income

    The Company reported net income of $4.5 million for the three months ended May 2, 2010 and $1.9 million for the three months ended May 3, 2009.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2011 and 2010.

	Three Months Ended
	May 2,	May 3,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$1,691	$9,351
Net cash used for investing activities	(1,540)	(2,348)
Net cash used for financing activities	(269)	(21,357)
Net decrease in cash and cash equivalents	($118)	($14,354)

Cash Flows from Operating Activities

    Net cash provided by operating activities was $1.7 million and $9.4 million in the first quarter of fiscal 2011 and 2010, respectively.

    Net cash provided by operating activities for the three months ended May 2, 2010 reflects the payment of approximately $4.8 million of incentive compensation earned in fiscal 2010; there were no corresponding payments in the three months ended May 3, 2009. In addition, cash provided by operating activities in the first quarter of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance in the change in cash flows from operating activities reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

    Net cash used for investing activities was approximately $1.5 million in the first quarter of fiscal 2011 and $2.3 million in the first quarter of fiscal 2010.

    Cash used for capital expenditures decreased to approximately $1.6 million in the first quarter of fiscal 2011 from $2.4 million in first quarter of fiscal 2010. The decrease in capital expenditures is the result of the timing of the construction of new stores and store refurbishment projects; the Company currently expects capital expenditures to range from $13 million to $17 million in fiscal 2011.

Cash Flows from Financing Activities

    Net cash used by financing activities was $269,000 in the first quarter of fiscal 2011 compared to $21.4 million in the first quarter of fiscal 2010.

    During the first quarter of fiscal 2011, the Company repaid $232,000 of outstanding term loan and capitalized lease indebtedness, all of which represented scheduled principal amortization. During the first quarter of fiscal 2010, the Company repaid approximately $20.4 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $400,000 of scheduled principal amortization and a prepayment of $20 million in connection with amendments to the Company’s credit facilities as described in Note 4 to the consolidated financial statements appearing elsewhere herein. Additionally, the Company paid approximately $1.9 million in fees to its lenders in the first quarter of fiscal 2010 to amend its credit facilities. Of such aggregate amount, $954,000 was capitalized as deferred financing costs and the balance of approximately $925,000 was charged to interest expense.

Recent Accounting Pronouncements

    In the first quarter of fiscal 2011, the Company adopted amended accounting standards related to the consolidation of variable-interest entities.  The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.  Adoption of the new standards resulted in the Company recognizing a divestiture of three stores sold by the Company in the October 2009 refranchising transaction described under “Basis of Consolidation,” included in Note 1 to the consolidated financial statements appearing elsewhere herein.  The cumulative effect of adoption of the new standards has been reflected as a credit of $1.3 million to the opening balance of retained earnings as of February 1, 2010, the first day of fiscal 2011.  Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

    In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis.  Adoption of these standards had no material effect on the Company’s financial position or results of operations.  See Note 10 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the 2010 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    As of May 2, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 2, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

    During the quarter ended May 2, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Litigation

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

Other Litigation

   TAG Litigation

    In February 2008, the Company filed suit in the U.S. District Court for the Middle District of North Carolina against The Advantage Group Enterprise, Inc. (“TAG”), alleging that TAG failed to properly account for and pay the Company for sales of equipment that the Company consigned to TAG. Based on these allegations, the Company asserted various claims including breach of fiduciary duty and conversion, and it sought an accounting and constructive trust. In addition, the Company sought a declaration that it did not owe TAG approximately $1 million for storage fees and alleged lost profits. In March 2008, TAG answered the complaint, denying liability and asserting counterclaims against the Company including breach of contract, services rendered, unjust enrichment, violation of the North Carolina Unfair Trade Practices Act and fraud in the inducement. During the second quarter of fiscal 2010, the Company recorded a settlement provision of approximately $150,000 related to this matter, and the matter was settled in March 2010.

Federal Securities Class Actions and Settlement Thereof and Federal Court Shareholder Derivative Actions and Settlement Thereof

    Beginning in May 2004, a series of purported securities class actions were filed on behalf of persons who purchased the Company’s publicly traded securities between August 21, 2003 and May 7, 2004 against the Company and certain of its former officers in the United States District Court for the Middle District of North Carolina, alleging violations of federal securities law in connection with various public statements made by the Company. In addition to the purported securities class action, three shareholder derivative actions were filed in the United States District Court for the Middle District of North Carolina against, among others, certain former officers of the Company, including Scott Livengood, the Company’s former Chairman and Chief Executive Officer. The complaints in these actions alleged that the defendants breached their fiduciary duties in connection with their management of the Company and the Company’s acquisitions of certain franchises.

    In October 2006, the Company entered into a Stipulation and Settlement Agreement (the “Stipulation”) with the lead plaintiffs in the securities class action, the derivative plaintiffs and all defendants named in the class action and derivative litigation, except for Mr. Livengood, providing for the settlement of the securities class action and a partial settlement of the derivative action. The Stipulation contained no admission of fault or wrongdoing by the Company or the other defendants. In February 2007, the Court entered final judgment dismissing all claims with respect to all defendants in the derivative action, except for the Company’s claims against Mr. Livengood, and entered final judgment dismissing all claims with respect to all defendants in the securities class action.

    The Company settled its claims against Mr. Livengood in February 2010 in exchange for the payment by Mr. Livengood of $320,000 and his surrender to the Company of vested options to purchase 905,700 shares of the Company’s common stock. The amount received from Mr. Livengood was offset by the payment of legal fees to counsel for the derivative action plaintiffs and, accordingly, the final settlement had no material effect on the Company’s results of operations.

    All litigation surrounding the above matters has now been settled.

   California Wage/Hour Litigation

    The Company was a defendant in a wage/hour suit pending in the Superior Court of Alameda County, California, in which the plaintiffs sought class action status and unspecified damages on behalf of a putative class of approximately 35 persons. In January 2010, the parties reached an agreement in principle to resolve the litigation and the Company recorded a provision of $950,000 for the settlement of this matter, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Other Legal Matters

    The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 1A. RISK FACTORS.

    There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

Item 4. (REMOVED AND RESERVED).

Item 5. OTHER INFORMATION.

    None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: June 3, 2010	By:	/s/ James H. Morgan
		Name:	James H. Morgan
		Title:	Chief Executive Officer

Date: June 3, 2010	By:	/s/ Douglas R. Muir
		Name:	Douglas R. Muir
		Title:	Chief Financial Officer