Form 10-K/A
period 2010-01-31
KRISPY KREME DOUGHNUTS INC
filed 2010-06-30
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
Form 10-K/A

Amendment No. 1

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

     Number of shares of Common Stock, no par value, outstanding as of June 25, 2010: 67,440,796.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders to be held on June 22, 2010 are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

     This Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2010, filed with the Securities and Exchange Commission on April 15, 2010 (the “Original Report”). The purpose of this Amendment No. 1 is to amend the following items in the Original Report:

1.	Item 6, “Selected Financial Data,” is amended to correct the caption “Income (loss) before income taxes,” which was erroneously labeled “Income (loss) from continuing operations before income taxes” in the Original Report.

2.	Item 15(a)(3), “Exhibits,” is amended to provide the consent of KPMG Cardenas Dosal, S.C.

3.	Item 15(c)(2), “Separate Financial Statements of 50 Percent or Less Owned Persons,” is amended to provide the consolidated financial statements of Krispy Kreme Mexico, S. de R. L. de C. V. as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, together with the report thereon of KPMG Cardenas Dosal, S.C. on such consolidated financial statements as of and for the year ended December 31, 2009.

     This Amendment No. 1 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein.

	Year Ended
	Jan. 31,	Feb. 1,	Feb. 3,	Jan. 28,	Jan. 29,
	2010	2009	2008	2007	2006
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$346,520	$385,522	$430,370	$461,195	$543,361
Operating expenses:
Direct operating expenses (exclusive of
depreciation shown below)	297,185	346,545	381,065	389,379	474,591
General and administrative expenses	22,728	23,458	26,303	48,860	67,727
Depreciation and amortization expense	8,191	8,709	18,433	21,046	28,920
Impairment charges and lease termination costs	5,903	548	62,073	12,519	55,062
Settlement of litigation	—	—	(14,930)	15,972	35,833
Other operating (income) and expenses, net	739	1,501	13	1,916	(1,741)
Operating income (loss)	11,774	4,761	(42,587)	(28,497)	(117,031)
Interest income	93	331	1,422	1,627	1,110
Interest expense	(10,685)	(10,679)	(9,796)	(20,334)	(20,211)
Loss on extinguishment of debt	—	—	(9,622)	—	—
Equity in losses of equity method franchisees	(488)	(786)	(933)	(842)	(4,337)
Other non-operating income and (expense), net	(276)	2,815	(3,211)	7,021	(248)
Income (loss) before income taxes	418	(3,558)	(64,727)	(41,025)	(140,717)
Provision for income taxes (benefit)	575	503	2,324	1,211	(776)
Net loss	(157)	(4,061)	(67,051)	(42,236)	(139,941)
Net loss attributable to noncontrolling interests	—	—	—	—	4,181
Net loss attributable to Krispy Kreme Doughnuts, Inc.	($157)	($4,061)	($67,051)	($42,236)	($135,760)
Net loss per common share:
Basic	$—	($.06)	($1.05)	($.68)	($2.20)
Diluted	$—	($.06)	($1.05)	($.68)	($2.20)
BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$21,550	$36,190	$32,862	($3,052)	($6,894)
Total assets	165,276	194,926	202,351	349,492	410,855
Long-term debt, less current maturities	42,685	73,454	75,156	105,966	118,241
Total shareholders’ equity	62,767	57,755	56,624	78,962	108,671
Number of stores at end of year:
Company	83	93	105	113	133
Franchise	499	430	344	282	269
Systemwide	582	523	449	395	402

____________________

(1)	Reflects a liability, net of amounts recoverable from insurance companies, of approximately $51.8 million and $35.8 million as of January 28, 2007 and January 29, 2006, respectively, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

	1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules.

		Schedule I — Condensed Financial Information of Registrant	F-1

		Schedule II — Valuation and Qualifying Accounts and Reserves	F-4

	3.	Exhibits.

Exhibit
Number		Description of Exhibits
3.1 *	—	Amended Articles of Incorporation of the Registrant
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on April 3, 2000)
4.2	—	Shareholder Protection Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2010)
4.3	—	Warrant to Purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Kroll Zolfo Cooper LLC, dated July 31, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2005)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)**
10.3	—	Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2007)**
10.4	—	Amendment, dated November 8, 2007, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)**
10.5	—	Second Amendment, dated December 15, 2008, to Employment Agreement, dated as of April 23, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.6	—	Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2008)**
10.7	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of February 27, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**

10.8	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.9	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.10	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.11	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 19, 2008)**
10.12	—	Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.13	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of October 3, 2008, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch**
10.14	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.15	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall**
10.16	—	Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2008)**
10.17	—	Amendment, dated December 15, 2008, to Employment Agreement, dated as of November 7, 2007, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger**
10.18	—	Employment Agreement, dated as of September 14, 2009, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2009)**
10.19	—	2000 Stock Incentive Plan, as amended as of June 16, 2009 (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007)**
10.20	—	Fifth Amendment to the Krispy Kreme Doughnuts, Inc. 2000 Stock Incentive Plan dated December 10, 2008, and effective January 1, 2005 to the extent necessary to comply with Section 409A of the Internal Revenue Code of 1986, as amended and otherwise effective December 31, 2008**
10.21	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.22	—	Credit Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent, issuing lender and swingline lender (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.23	—	Security Agreement, dated as of February 16, 2007, by and among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto and Credit Suisse, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007)
10.24	—	Amendment No. 1, dated as of June 21, 2007, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2007)
10.25	—	Amendment No. 2, dated as of January 23, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2008)
10.26	—	Amendment No. 3, dated as of April 9, 2008, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2008)

10.27		—	Amendment No. 4, dated as of April 15, 2009, to the Credit Agreement (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.29		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005)**
10.30		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
10.31		—	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.32		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.33		—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.34		—	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.35		—	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2009)**
10.36		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
21	*	—	List of Subsidiaries
23.1	*	—	Consent of PricewaterhouseCoopers LLP
23.2	*	—	Consent of Ballman Kallick, LLP
23.3	***	—	Consent of KPMG Cardenas Dosal, S.C.
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2010)
31.1	***	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	***	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	***	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2010 under the same exhibit number.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of the Registrant’s Annual Report on Form 10-K.

***	Filed herewith.

(c)	Separate Financial Statements of 50 Percent or Less Owned Persons

	1.	Financial Statements of Kremeworks, LLC

		Index to Financial Statements	F-5

	2.	Financial Statements of Krispy Kreme Mexico, S. de R. L. de C.V. and Subsidiary

		Index to Financial Statements	F-24

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
Financial Officer

Date: June 30, 2010

KRISPY KREME MEXICO, S. DE R. L. DE C.V. AND SUBSIDIARY

Page
Index to Financial Statements:
Independent auditors’ report	F-25
Consolidated balance sheets as of December 31, 2009 and December 31, 2008	F-26
Consolidated statements of operations for each of the years in the three-year period
ended December 31, 2009	F-27
Consolidated statement of changes in partners’ equity for each of the years in the three-year period
ended December 31, 2009	F-28
Consolidated statements of cash flows for each of the years in the three-year period
ended December 31, 2009	F-29
Notes to consolidated financial statements	F-30

Independent Auditors’ Report

The Partners
Krispy Kreme México, S. de R. L. de C. V. and subsidiary:

We have audited the accompanying consolidated balance sheet of Krispy Kreme México, S. de R. L. de C. V. and subsidiary as of December 31, 2009 and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Krispy Kreme México, S. de R. L. de C. V. and subsidiary as of December 31, 2009 and the results of its operations, the changes in its partners’ equity, and its cash flows for the year then ended, in conformity with Mexican Financial Reporting Standards.

Mexican Financial Reporting Standards vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 18 to the consolidated financial statements.

As mentioned in notes 3(l) and 6 to the consolidated financial statements, the Company carried out significant transactions with related parties.

KPMG CARDENAS DOSAL, S. C.

Luís Alejandro Bravo Limón
Mexico, D.F.
June 28, 2010.

KRISPY KREME MEXICO, S. DE R. L. DE C. V. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2009 and 2008

(Mexican pesos)

Assets	2009	2008
		Unaudited
Current assets:
Cash and cash equivalents	$14,883,291	8,907,963
Accounts receivable (note 5)	1,599,120	1,773,782
Related parties (note 6)	975,175	744,003
Other receivables, mainly VAT (note 7)	12,570,827	12,284,994
Inventories (note 8)	4,729,240	6,745,049
Prepaid expenses	58,275	321,022

Total current assets	34,815,928	30,776,813

Improvements, machinery and equipment, net (note 9)	76,733,467	85,119,429

Other assets, net (note 10)	14,694,347	12,322,774

	$126,243,742	128,219,016

Liabilities and Partners' Equity	2009	2008
		Unaudited
Current liabilities:
Current installments of notes payable to banks and long-term debt (note 12)	$9,810,153	18,686,086
Operadora de Servicios Mega, S. A. de C. V. Sofom, E. R. N. (note 13)	12,572,695	12,707,475
Trade accounts payable	4,992,368	12,920,247
Other liabilities	162,291	825,463
Accruals (note 11)	3,865,676	3,407,511
Income taxes payable	-	3,256,090
Related parties (note 6)	25,118,707	16,078,788

Total current liabilities	56,521,890	67,881,660

Notes payable to banks and long-term (note 12)	4,130,415	5,370,184
Deferred income taxes (note 14)	2,052,020	4,480,890

Total liabilities	62,704,325	77,732,734

Partners' equity (note 15):
Controlling interest:
Capital stock	77,248,807	77,248,807
Accumulated deficit	(13,718,687)	(26,733,715)

Total controlling interest	63,530,120	50,515,092

Non-controlling interest	9,297	(28,810)

Total Partners' equity	63,539,417	50,486,282

Commitments and contingent liabilities (note 16)

	$126,243,742	128,219,016

See accompanying notes to consolidated financial statements.

KRISPY KREME MEXICO, S. DE R. L. DE C. V. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(Mexican pesos)

	2009	2008	2007
		Unaudited	Unaudited
Sales (note 6)	$205,848,768	199,681,170	158,474,198
Sales commissions	(7,000,315)	(7,280,082)	(5,284,648)

Net sales	198,848,453	192,401,088	153,189,550

Cost of goods sold (note 6)	76,014,940	76,955,719	66,110,674

Gross profit	122,833,513	115,445,369	87,078,876

Expenses (note 6):
Operating (mainly royalties)	10,408,795	11,727,821	10,079,379
Selling	65,546,752	81,272,733	58,937,618
Administrative	30,759,101	23,582,782	18,300,644

Total expenses	106,714,648	116,583,336	87,317,641

Operating income (loss)	16,118,865	(1,137,967)	(238,765)

Other income, net:
Gain (loss) on sale of property and equipment	31,489	(8,419)	3,686
Other expenses, net	(468,158)	(2,675,071)	(1,745,564)

Other expenses, net	(436,669)	(2,683,490)	(1,741,878)

Comprehensive financial results (notes 3(m) and 6):
Interest income	178,002	136,332	141,425
Interest expense	(2,739,998)	(3,018,531)	(3,782,391)
Foreign exchange gain (loss), net	1,840,993	(4,416,073)	(732,465)
Monetary position gain	-	-	1,893,406

Comprehensive financial results, net	(721,003)	(7,298,272)	(2,480,025)

Income (loss) before income taxes	14,961,193	(11,119,729)	(4,460,668)

Income taxes (note 14):
Current	4,336,928	3,256,089	317,625
Deferred	(2,428,870)	895,735	1,175,615

Total income taxes	1,908,058	4,151,824	1,493,240

Net income (loss)	13,053,135	(15,271,553)	(5,953,908)

Non-controlling interest	(38,107)	28,840	-

Net controlling interest income (loss)	$13,015,028	(15,242,713)	(5,953,908)

See accompanying notes to consolidated financial statements.

KRISPY KREME MEXICO, S. DE R. L. DE C. V. AND SUBSIDIARY

Consolidated Statement of Partners' Equity

Years ended December 31, 2009, 2008 and 2007

(Mexican pesos)

			Total		Total
	Capital	Accumulated	controlling	Non-controlling	partners'
	stock	(deficit)	interest	interest	equity
Balances as of January 1, 2007 (Unaudited)	$77,248,807	(5,537,094)	71,711,713	-	71,711,713
Net comprehensive loss (note 15) (Unaudited)	-	(5,953,908)	(5,953,908)	-	(5,953,908)
Balances as of December 31, 2007 (Unaudited)	$77,248,807	(11,491,002)	65,757,805	-	65,757,805
Non-controlling interest (Unaudited)	-	-	-	30	30
Net comprehensive loss (note 15) (Unaudited)	-	(15,242,713)	(15,242,713)	(28,840)	(15,271,553)
Balances as of December 31, 2008 (Unaudited)	77,248,807	(26,733,715)	50,515,092	(28,810)	50,486,282
Net comprehensive income (note 15)	-	13,015,028	13,015,028	38,107	13,053,135
Balances as of December 31, 2009	$77,248,807	(13,718,687)	63,530,120	9,297	63,539,417

See accompanying notes to consolidated financial statements.

KRISPY KREME MEXICO, S. DE R. L. DE C. V. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(Mexican pesos)

	2009	2008	2007
		Unaudited	Unaudited
Cash flows from operating activities:
Income (loss) before income taxes	$14,961,193	(11,119,729)	(4,460,668)
Items relating to investing activities:
Depreciation and amortization	12,881,478	14,933,971	18,284,875
Interest income	(178,002)	(136,332)	(113,379)
Loss on sale of equipment	(31,489)	(8,419)	3,686
Items relating to financing activities:
Interest expense	2,739,998	3,018,531	3,372,407

Subtotal	30,373,178	6,688,022	17,086,921

Accounts receivable	174,662	(649,703)	447,570
Accounts receivable from related parties	(231,172)	1,434,359	(105,886)
Other receivables	(285,833)	1,477,390	7,396,768
Inventories	2,015,809	(3,095,729)	1,870,748
Prepaid expenses	262,747	(321,022)	756,651
Trade accounts payable, accruals and other liabilities	(8,267,666)	349,894	1,644,672
Income taxes paid	(7,593,017)	(2,501,249)	1,451,045
Accounts payable to related parties	9,039,919	6,796,005	1,750,217

Net cash provided by operating activities	25,488,627	10,177,967	32,298,706

Cash flows from investing activities:
Acquisition of machinery, furniture and equipment	(3,432,398)	(17,255,186)	(17,826,881)
Proceeds from sale of equipment	120,000	-	9,374
Increase in other non-current assets	(3,523,203)	952,124	447,612
Cash loans granted	-	(1,820,000)	-
Interest received	178,002	136,332	113,379

Net cash used in investing activities	(6,657,599)	(17,986,730)	(17,256,516)

Cash flows from financing activities:
Proceeds from loans	5,000,000	21,985,793	-
Interest paid	(2,739,998)	(3,018,531)	(3,372,407)
Payments on loans	(15,115,702)	(10,937,581)	(6,701,273)

Net cash used in provided by financing activities	(12,855,700)	8,029,681	(10,073,680)

Net increase in cash and cash equivalents	5,975,328	220,918	4,968,510

Cash and cash equivalents:
At beginning of year	8,907,963	8,687,045	3,718,535

At end of year	$14,883,291	8,907,963	8,687,045

See accompanying notes to consolidated financial statements.

KRISPY KREME MEXICO, S. DE R. L. DE C. V. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009
(With comparative figures for 2008 and 2007)

(Mexican pesos)

(1)	Financial statements authorization and presentation-

On June 11, 2010, Ignacio Cortina, Director General (CEO), authorized the issuance of the statutory financial statements and related notes thereto. On June 28, 2010, the accompanying financial statements and related notes thereto were authorized.

In accordance with the General Corporations Law and the bylaws of Krispy Kreme México, S. de R. L. de C. V., the partners are empowered to modify the financial statements after issuance. The accompanying financial statements will be submitted to the next Partners Meeting for approval.

The accompanying consolidated financial statements at December 31, 2009 and 2008 include Krispy Kreme México, S. de R. L. de C. V. and its subsidiary Krispy Kreme de Occidente, S. de R. L. de C. V. Krispy Kreme de Occidentes, S. de R.L. de C.V. was incorporated in October 2008 and as such the 2007 financial statements solely include the financial position, results of operations, and cash flows of Krispy Kreme México, S. de R.L. de C.V.

The accompanying consolidated financial statements have been prepared in accordance with Mexican Financial Reporting Standards (FRS) in effect as of the balance sheet date.

(2)	Description of business and significant transactions-

Description of business-

The principal activity of Krispy Kreme México, S. de R. L de C. V. and subsidiary (the Company) is to produce and sell glazed doughnuts branded “Krispy Kreme”. The Company is a subsidiary of Controladora Topolaris, S. A. de C. V., 70% owner, and Krispy Kreme Doughnut Corporation, 30% owner, with which it carries out certain transactions, as described in note 6.

The Company has no employees and, therefore, is not subject to labor obligations. Administrative services are provided by an affiliated company for a fee (note 6).

Significant transactions-

During 2009, the company opened 3 points of sale denominated Kiosks, in several retail stores.

On October 10, 2008, a new entity, Krispy Kreme de Occidente, S. de R. L. de C. V. was incorporated. Krispy Kreme México, S. de R. L. de C. V. holds 99% of capital stock, equivalent to $2,970 represented by one social part.

In 2008, the Company entered into a one-year agreement with Concesionaria Vuela Compañía de Aviación, S. A. de C. V. (Volaris, related party, as defined in note 3(l)) for an amount of $3,977,319, to provide glazed doughnuts in exchange of advertising services for an equal amount (see note 6). In 2009, the agreement was renewed for a fifteen-month term ending on March 2010. During 2009, the Company carried out transactions for $3,231,258 (see note 6) of which only $1,226,856 were carried out in accordance to the aforementioned agreement.

During 2008, the Company opened 8 Kiosks, in retail stores, including Liverpool and Wal-Mart stores.

(3)	Summary of significant accounting policies-

The preparation of consolidated financial statements requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of improvements, machinery and equipment; valuation allowances for account receivables, inventories, and deferred income tax. Actual results could differ from those estimates and assumptions.

For purposes of disclosure, “pesos” or “$” means Mexican pesos, and “dollars” or “US$” means U.S. dollars.

Significant accounting policies applied in the preparation of the accompanying financial statements follow:

(a)	Recognition of the effects of inflation-

The accompanying consolidated financial statements have been prepared in accordance with Mexican Financial Reporting Standards (FRS) in effect as of the balance sheet date and include the recognition of the effects of inflation on the financial information through December 31, 2007, based on the Mexican National Consumer Price Index (NCPI) published by Banco de México (Central Bank). Cumulative inflation percentage of the three preceding years and the indexes used in recognizing inflation through such years are as follows:

		Inflation
December 31	NCPI	Yearly	Cumulative
2009	138.541	3.57%	14.48%
2008	133.761	6.52%	15.01%
2007	125.564	3.75%	11.56%

(b)	Principles of consolidation-

The consolidated financial statements include Krispy Kreme México, S. de R. L. de C. V. and its 99%-owned subsidiary Krispy Kreme de Occidente, S. de R. L. de C. V. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)	Cash equivalents-

Cash equivalents consist of checking accounts, foreign currency and other highly liquid instruments. At the date of the consolidated financial statements, interest income and foreign exchange gains and losses are included in the statements of operations.

(d)	Inventories and cost of sales-

Inventories are stated at the lower of historical cost determined by the average cost method or market (replacement cost), provided that replacement cost is not greater than net realizable value.

Cost of sales represents the replacement cost of inventories at the time of sale, increased, as applicable, for reductions in the replacement cost or net realizable value of inventories during the year.

The Company records the necessary allowances arising from damaged, obsolete, or slow-moving inventories.

(e)	Improvements, machinery and equipment-

Improvements, machinery and equipment are initially recorded at acquisition cost and through December 31, 2007, were adjusted for inflation by applying NCPI factors.

Amortization and depreciation on improvements, machinery and equipment is calculated on the straight-line method over the estimated useful lives of the assets, determined by management. The annual amortization and depreciation rates of the principal asset classes are as follows:

Rates
Leasehold improvements	5%
Machinery	20%
Restaurant equipment	20%
Office furniture and fixtures	10%
Computer equipment	30%
Transportation equipment	25%
Communications equipment	10%
Forklifts	25%

Minor repairs and maintenance costs are expensed as incurred.

(f)	Other assets-

Other assets include mainly franchise licenses and deposits for leased properties and are stated at cost and, through December 31, 2007, adjusted for inflation based on factor derived from the NCPI factors.

Franchise licenses are amortized using the straight-line method over their estimated useful lives of 15 years.

(g)	Impairment of improvements, machinery and equipment and other assets-

The Company reviews the carrying amounts of long-lived assets in use when an impairment indicator suggests that such amounts might not be recoverable, considering the greater of the present value of future net cash flows or the net sales price upon disposal. Impairment is recorded when the carrying amount of the asset exceeds the greater of the amounts mentioned above. Impairment charges and asset write-downs are presented in other expenses in our consolidated financial statements.

(h)	Accruals-

Based on management’s estimates, the Company recognizes accruals for present obligations in which the transfer of assets or the rendering of services is virtually assured and arises as a consequence of past events, principally expenditures.

(i)	Income tax (IT) and income taxes (flat rate business tax (IETU))-

IT and IETU payable for the year are determined in conformity with the tax provisions in effect.

Deferred IT and IETU, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and in the case of IT, for operating loss carry forward and other recoverable tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated income statement in the period that includes the enactment date.

(j)	Inflation adjustment of capital stock and retained earnings-

Through December 31, 2007, the inflation adjustment of capital stock and retained earnings, was determined by multiplying partner contributions and retained earnings (deficit) by factors derived from the NCPI, which measure accumulated inflation from the dates such contributions were made or such retained earnings (deficit) arose through 2007 year end, date on which change was effected to a non-inflationary economy in accordance with FRS B-10 "Effects of Inflation". The amounts thus obtained represented the constant value of Partners’ equity.

(k)	Revenue recognition-

The Company recognizes revenue from the sale of its products when they are sold and the related risks and rewards are transferred to the final customer.

(l)	Business and credit concentrations-

The Company’s products are sold to a large number of customers without significant concentration with any of them.

The Company acquired from its non-controlling interest investor Krispy Kreme Doughnut Corporation, 30%, 49% and 53% of its raw material purchases in 2009, 2008 and 2007 respectively (note 6).

Furthermore, the Company carries out transactions with certain entities, considered related parties as they have common stockholders with Controladora Topolaris, S. A. de C. V.

(m)	Comprehensive financial results (CFR)-

The CFR includes interest, foreign exchange, and through 2007, monetary position.

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of execution or settlement. Foreign currency assets and liabilities are translated at the exchange rate in force at the balance sheet date. Exchange differences arising from assets and liabilities denominated in foreign currencies are reported in operations for the year.

Monetary position gain and losses for 2007 were determined by multiplying the difference between monetary assets and liabilities at the beginning of each month including deferred taxes, by inflation factor though year end. The aggregate of these results represent the monetary gain or loss for the year arising from inflation, which is reported in operations for the year.

(n) Contingencies-

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount thereof can be reasonably estimated. When a reasonable estimation cannot be made, qualitative disclosure is provided in the notes to the consolidated financial statements. Contingent revenues, earnings or assets are not recognized until realization is assured.

(4)	Foreign currency exposure and translation-

Monetary assets and liabilities denominated in dollars translated into the reporting currency, as of December 31, 2009 and 2008 were as follows:

	Mexican pesos
	2009	2008
Assets:
Current	$2,493,963	125,405

Liabilities:
Current	(24,217,763)	(20,166,966)
Long-term	-	(4,422,500)

	(24,217,763)	(24,589,466)

Net liabilities, net	$(21,723,800)	(24,464,061)

The exchange rates used in the translation process to the reporting currency at December 31, 2009 and the date on which the financial statements were issued were as follows:

		Exchange rate
Country of origin	Currency	Closing	Issue
United States	USD	13.0437	13.5380

At December 31, 2009 the Company did not have foreign exchange hedging instruments.

(5)	Accounts receivable-

Accounts receivable consist of the following:

	2009	2008
Distribuidora Liverpool, S. A. de C. V.	$1,599,120	1,732,851
Other	-	40,931

	$1,599,120	1,773,782

(6)	Related-party transactions and balances-

Transactions carried out with related parties (see note 3(l)) during the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009	2008	2007
Sales:
Concesionaria Vuela Compañía de Aviación,
S. A. de C. V.	$3,231,258	3,977,319	3,238

Purchases:
Krispy Kreme Doughnut Corporation	$14,627,370	30,354,871	18,241,094
Baseco, S. A. de C. V.	-	989,148	-

	$14,627,370	31,344,019	18,241,094

	2009	2008	2007
Services rendered:
Ledery de México, S. A. de C. V.	$-	5,237	-

Services received:
Servicios Axo, S. A. de C. V.	$32,873,460	37,433,040	28,064,331
Sempresa, S. A. de C. V.	19,966,294	26,152,110	19,493,285
Krispy Kreme Doughnuts Inc:
Royalties	9,908,741	11,261,132	9,492,706
Franchise and Development fees	3,159,795	954,444	-
Advertising	500,054	466,689	395,529
Grupo Axo, S. C.	1,409,303	1,016,862	665,142
Concesionaria Vuela Compañía de Aviación,
S. A. de C. V.	1,226,856	3,977,319	-
Baseco, S. A. de C. V.	386,491	373,443	-
Servicios a Tiendas y Comisariato, S. A. de
C. V.	-	-	1,368,066
Servicios Administrativos Monda, S. A. de C. V.	-	161,022	1,303,874

	$69,430,994	81,796,061	60,782,933
Interest income:
Servicios a Tiendas y Comisariato, S. A. de C. V.	$25,175	-	-
Servicios Axo, S. A. de C. V.	-	-	60,530
Controladora Topolaris, S. A. de C. V.	11,038	-	-

	$36,213	-	60,530
Interest expense:
Servicios a Tiendas y Comisariato, S. A. de C. V.	$-	96,255	-
Proud, S. A. de C. V.	26,151	2,952	-
Baseco, S. A. de C. V.	-	-	223,896
Servicios Axo, S. A. de C. V.	-	-	173,109

	$26,151	99,207	397,005

	2009	2008	2007
Loans granted:
Servicios a Tiendas y Comisariato, S. A. de C. V.	$21,499	1,820,000	-
Controladora Topolaris, S.A. de C.V.	11,389	-	-

	$32,888	1,820,000
Loans received:
Servicios a Tiendas y Comisariato, S. A. de C. V.	$-	1,692,500	-
Proud, S. A. de C. V.	-	353,395	-

	$-	2,045,895	-

          Balances receivable from and payable to related parties as of December 31, 2009 and 2008 are as follows:

	2009	2008
Receivable:

Sempresa, S. A. de C. V.	$342,974	-
Servicios a Tiendas y Comisariato, S. A. de C. V.	299,437	248,987
Controladora Topolaris, S. A. de C. V.	132,696	108,612
Concesionaria Vuela Compañía de Aviación S.A. de C.V.	192,845	-
Ledery México, S. A. de C. V.	7,223	-
Servicios AXO, S. A. de C. V.	-	365,338
Others	-	21,066

	$975,175	744,003

Amounts receivable from related parties corresponds to current account transactions which do not bear interest, nor have a specified maturity date, except for Servicios a Tiendas y Comisariato, S. A. de C. V. and Controladora Topolaris, S. A. de C. V., bearing interest at the rate of TIIE plus 4 points per annum.

Payables:

Krispy Kreme Doughnut Corporation	$17,647,398	11,803,910
Baseco, S. A. de C. V.	4,041,456	3,596,992
Servicios AXO, S. A. de C. V.	2,324,433	-
Grupo AXO, S. C.	431,740	68,747
Proud, S. A. de C. V.	383,469	353,395
TWF, S. A. de C. V.	162,693	162,693
STC Servicios, S. A. de C. V. de C. V.	127,518	-
Sempresa, S. A. de C. V.	-	93,051

	$25,118,707	16,078,788

Amounts payable to related-parties correspond to current account transactions which do not bear interest, nor have a specified maturity date, except for Proud, S.A. de C. V., bearing interest at the rate of TIIE plus 2.5 points per annum.

(7)	Other receivables-

Other receivables consist of the following:

	2009	2008
Recoverable value-added tax	$10,811,525	10,304,873
Recoverable income taxes	738,088	378,159
Tax on cash deposits	292,204	818,742
Sundry debtors	729,010	590,639
Others	-	192,581

	$12,570,827	12,284,994

(8)	Inventories-

Inventories are comprised as follows:

	2009	2008
Raw materials	$4,678,314	6,694,123
Advances to suppliers	50,926	50,926

	$4,729,240	6,745,049

(9)	Improvements, machinery and equipment-

Improvements, machinery and equipment comprise the following:

	2009	2008
Leasehold improvements	$51,899,526	49,709,597
Machinery and equipment	39,649,340	39,628,381
Restaurant equipment	19,950,458	19,905,038
Office furniture and fixtures	20,619,641	19,525,200
Computer equipment	8,438,564	8,259,268
Transportation equipment	2,793,849	2,992,227
Communications equipment	661,945	634,674
Forklift trucks	467,346	501,586

	144,480,669	141,155,971
Less:
Accumulated depreciation	67,747,202	56,036,542

	$76,733,467	85,119,429

(10)	Other assets -

Other assets consist of:

	2009	2008
Franchise licenses	$15,518,090	12,358,295
Security deposits and others	2,584,296	2,236,978
Software	484,784	468,694

	18,587,170	15,063,967

Less accumulated amortization	3,892,823	2,741,193

	$14,694,347	12,322,774

(11)	Accruals-

Accruals include the following:

		Professional		Administrative
	Electricity	fees	Water	services	Total
Balances at December 31, 2008	$2,243,755	-	745,004	418,752	3,407,511
Increases charged to operations	1,566,075	150,000	394,295	326,450	2,436,820

Payments and/or Cancellations	(1,077,558)	-	(482,345)	(418,752)	(1,978,655)

Balances at December 31, 2009	$2,732,272	150,000	656,954	326,450	3,865,676

(12)	Notes payable to banks -

The long-term debt consists of the following:

	2009	2008
Credit line in pesos granted by IXE BANCO, S.A. Institución de Banca Múltiple (IXE) to Krispy Kreme México, S. de R. L. de C. V. (debtor) and BASECO, S. A. de C. V. (Guarantor); dated October 7, 2009, for up to $8,000,000, to finance its working capital. Payable in 36 months and bearing interest at the rate TIIE plus 4.5 points per annum, maturing in October, 2011. As of December 31, 2009, the Company has withdrawn $5,000,000 of the available credit line and paid off $416,664.	$4,583,336	-

Promissory note with HSBC bearing interest at Libor plus 3 points (5.91% average in 2009 and 8.25% average in 2008), maturing in August 2010.	4,357,232	11,056,270

Unsecured credit in pesos granted by BBVA Bancomer, bearing interest at the TIIE rate plus 3.25% on the due balance (9.16% average in 2009 and 11.52% average in 2008) dated August 2006, for up to $15,000,000 payable in 60 monthly, maturing in august 2011.	5,000,000	8,000,000

Revolving credit line in pesos granted by BBVA Bancomer, bearing interest at the TIIE rate plus 2.75%, for up to $ 5,000,000, matured in august 2009.	-	5,000,000

Total long-term debt, brought forward	13,940,568	24,056,270

Less current installments	9,810,153	18,686,086

Long-term debt, excluding current installments	$4,130,415	5,370,184

Yearly maturities of long-term debt are as follows:

2011	2,880,391
2012	1,250,024

	4,130,415

Interest expense on loans for the years ended December 31, 2009, 2008, and 2007 aggregated $1,438,518, $2,479,643 and $3,479,731 respectively.

Bank loans establish certain affirmative and negative covenants, the most significant of which refer to compliance with certain financial ratios, comprehensive insurance, safekeeping and preservation of pledged assets, as well as acquiring direct or contingent liabilities or any other contractual debts. As of December 31, 2009 and as of the date these financial statements were issued, the Company was in compliance with all these covenants.

(13)	Operadora de Servicios Mega, S. A. de C. V. Sofom, E. N. R. (MEGA)-

The account payable to MEGA, results from an unsecured loan in pesos bearing interest at 10% per annum, which does not include a specific maturity date. Interest expense on loans for the years ended December 31, 2009 and 2008, amount to $1,263,448 and $244,791, respectively.

(14)	Tax on earnings (income tax (IT) and flat rate business tax (IETU)-

The consolidated financial statement at December 31, 2009 reflects the income taxes of each entity within the consolidation calculated on a separate company basis.

Under the current tax legislation, companies must pay the greater of IT or IETU. If IETU is payable, the payment will be considered final i.e. not subject to recovery in subsequent years. The IT Law in effect as of December 31, 2009 provides for an IT rate of 28%, while in accordance with the tax reforms effective as of January 1, 2010, the IT rate for fiscal years 2010 to 2012 is 30%, for 2013 the rate shall be 29% and 2014 and thereafter, the rate is 28%. The IETU rate is 17% for 2009 and 17.5% for 2010 and thereafter.

Because management estimates that the tax payable in future years will be IT, deferred tax effects as of December 31, 2009 and 2008 have been recorded on the IT basis. The subsidiary company estimates that the tax payable in future years will be IETU. Consequently, deferred tax of the subsidiary was recorded on IETU basis and it is presented separately.

The income tax expense is as follows:

	2009	2008
Current IETU	$2,588,161	2,794,839
Current IT	1,748,767	461,250
Deferred IETU	(3,117,403)	895,735
Deferred IT	688,533	-

	$1,908,058	4,151,824

Income tax attributable to loss from income taxes differed from the amounts computed by applying the Mexican statutory rates of 28% for it and / or 17% for IETU to income (loss), as a result of the items are as follows:

	2009		2008
	IETU	ISR	IETU
Computed “expected” expense (benefit)	$2,074,732	1,849,819	(1,834,755)
Increase (reduction) resulting from:
Non-deductible expenses for IT purposes	-	90,441	482,133
Effect of inflation, net	-	108,339	-
Interest, net	181,566	-	429,045
Royalties paid to related parties	1,313,502	-	2,412,314
Collection of balances dating back to 2007	-	-	(212,697)
Payments dating back to 2007 balances	-	-	1,053,166
Enacted changes in tax laws and rates effect	-	-	(109,798)
Deferred IETU	(3,733,090)	-	-
Equity method	(632,841)	-	471,099
Foreign exchange	(316,467)	-	727,852
IT expense deferred	688,532	-	461,250
Others, net	(32,331)	(299,832)	272,215

Computed IETU- IT	(456,397)	1,748,767	4,151,824

Effect of IETU	-	615,688	-

IETU expense (benefit)	$(456,397)	2,364,455	4,151,824

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, at December 31, 2009 and 2008 are presented as follows:

	2009		2008
	ISR	IETU	IETU
Deferred tax assets:
Suppliers	$-	84,372	2,870,986
Accruals	1,051,702	63,000	579,277
Related parties	-	1,058,254	2,098,045
Net operating loss carry forwards	75,037	-	-

Total gross deferred tax assets	1,126,739	1,205,626	5,548,308

Deferred tax liabilities:
Accounts receivable and others accounts receivable	-	1,029	915,774
Related parties	-	-	1,127,697
Inventories	-	61,283	596,808
Improvements, machinery and equipment and other assets	1,815,272	2,506,801	7,395,984

Total gross deferred tax liabilities	1,815,272	2,569,113	10,036,263

Deferred tax liability	688,533	1,363,487	4,487,955

Insufficient provision	-	-	(7,065)

Net deferred tax liability	$688,533	1,363,487	4,480,890

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The IETU Law establishes a rate of 16.5% for 2008, 17% for 2009 and 17.5% for 2010 and thereafter. As a result of this change in rates, during the year ended December 31, 2009 and 2008 the Company recognized an increase in net deferred tax liabilities of $109,798, which was recorded in the income statement in 2008.

(15)	Partners’ equity-

The principal characteristics of Partners’ equity are described below:

(a) Structure of capital stock-

The capital stock at December 31, 2009, consists of 66,813,211 common, registered social parts, with par value of one peso each, divided into two series; 3,000 social parts of series "A", representative of the fixed portion of Partners’ equity and 66,810,211 social parts, Series "B" representative of the variable portion of Partners’ equity.

(b) Comprehensive income (loss)-

The comprehensive income (loss) reported on the statements of Partners' equity represents the results of the total performance of the Company during the year. During the years ended December 31, 2009 and 2008 no items met the requirements of Mexican FRS to be recognized directly to stockholders’ equity; therefore, comprehensive income (loss) is equivalent to net income presented on the income consolidated statements.

(c) Restrictions on stockholders’ equity-

Five percent of net income for the year must be appropriated to the statutory reserve, until it reaches one- fifth of capital stock. As of December 31, 2009, the Company has not established a statutory reserve.

Partners contributions restated as provided for by the tax law, may be refunded to partners tax-free, to the extent that such contributions equal or exceed partners’ equity.

No dividends may be paid while the Company has a deficit.

(16)	Commitments and contingent liabilities

	(a)	The Company leases the premises occupied by its stores, under defined term lease agreements. Total rental expense, reported under cost of goods sold, aggregated $18,469,308 in 2009, $15,585,352 in 2008 and $12,171,808 in 2007. Total rents payable through 2013 under these agreements are as follows:

	Pesos	Dollars
2010	$5,529,385	349,416
2011	2,081,701	-
2012 and more	1,119,937	-

	$8,731,023	349,416

(b)
The Company has entered into service agreements with related parties, under which these companies provide Administrative and operating services, necessary for the Company’s operation. These agreements are for an undefined period. Total expense under these agreements, reported under cost of goods sold and expenses in the income statements were $54,635,548 in 2009, $65,136,477 in 2008 and $50,894,698 in 2007.

(c)
The Company entered into franchising and development agreements with Krispy Kreme Doughnut Corporation (the Corporation). The agreements grant to the company the right to use and sub-franchise to the “Krispy Kreme” brand in the Mexican Republic for a royalty. The Royalties are estimated at a 6% rate over monthly gross sales. The total royalty expense under this contract was $9,908,741 in 2009, and $11,261,132 in 2008 and $9,492,706 in 2007, and is included in operating expenses in the income statements. According to the agreement, the Company has to pay advertising service equivalent to 0.25% of the sales of each year. Total payments under these agreements are reported under “operating expenses” (See note 6).

	(d)	The Company signed a fifteen-month term agreement with Volaris (related party) for $1,226,856 in 2009 and $3,977,319 in 2008 to provide glazed donuts in exchange for advertising in an equivalent amount.

	(e)	In accordance with Mexican tax law, the tax authorities are entitled to examine transactions carried out during the five years prior to the most recent income tax return filed.

	(f)	In accordance with the Income Tax Law, companies carrying out transactions with related parties are subject to certain requirements as to the determination of prices, which should be similar to those that would be used in arm’s-length transactions.

Should the tax authorities examine the transactions and reject the related-party prices, they could assess additional taxes plus the related inflation adjustment and interest, in addition to penalties of up to 100% of the omitted taxes.

(17)	Recently issued accounting standards-

	(a)	The CINIF has issued the FRS C-1 “Cash and cash equivalents” – FRS C-1 supersedes Bulletin C-1 “Cash” and is effective as of January 1, 2010. The principal changes with respect to the former standard include the following:
  FRS C-1 requires the presentation of cash and cash equivalents, restricted, within the balance sheet caption of "Cash and cash equivalents".

  The term “demand temporary investments” is replaced by “available demand investments”.

  To be identified as cash equivalents, the investments should be highly liquid, for example those with original maturities of three months or less when purchased.

  FRS C-1 includes the definition of the terms: acquisition cost, restricted cash and cash equivalents, highly liquid investments, net realizable value, nominal value and fair value.
            Management estimates that the initial effects of this new FRS will not be material.

(18)	Summary of Significant Differences between Accounting Principles Followed by the Company and Generally Accepted Accounting Principles in the United States of America-

The Company’s consolidated financial statements are prepared in accordance with Mexican FRS, which generally differ in certain significant respects from U.S. GAAP. As described in Note 3(a) to these consolidated financial statements, until December 31, 2007, the Company recognized the effects of inflation on its financial information in accordance with FRS B-10, the guidelines of which are applied prospectively and do not require any adjustments for periods prior to January 1, 2008. For periods prior to January 1, 2008, all of the related U.S. GAAP adjustments have also been restated to reflect the effects of inflation. None of the adjustments to the financial statements for the effects of inflation required under Mexican FRS have been eliminated in determining our U.S. GAAP results for such periods as these adjustments represent a comprehensive measure of the effects of price level changes in the Mexican economy and, as such, were considered a more meaningful presentation than historical cost-based financial reporting for both Mexican and U.S. GAAP purposes.

While conceptual differences in certain areas between Mexican FRS and U.S. GAAP are in place, as they relate to the Company and further described below, none of which were deemed significant, individually or in the aggregate, to required adjusting our Mexican FRS partner’s equity as of December 31 2009 and 2008 and our net income (loss) for the years ended December 31 2009, 2008 and 2007 for them to conform with U.S. GAAP. As such, our U.S. GAAP partner’s equity as of December 31 2009 and 2008 and our U.S.-GAAP net income (loss) for each of the years ended December 31, 2009, 2008 and 2007 equal those determined pursuant to Mexican FRS.

(a) Loss on impairment of long-lived assets-

For U.S. GAAP purposes, in accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of an asset is not recoverable when the estimated future undiscounted cash flows expected to result from the use of the asset are less than the carrying value of the asset. Impairment is recorded when the carrying amount of the asset exceeds its fair value. Impairment charges and asset write-downs are presented in selling, general and administrative expenses in operating expenses in our U.S. GAAP consolidated financial statements.

For Mexican FRS purposes, in accordance with Bulletin C-15, the Company reviews the carrying amounts of long-lived assets in use when an impairment indicator suggests that such amounts might not be recoverable, considering the greater of the present value of future net cash flows or the net sales price upon disposal. Impairment is recorded when the carrying amount of the asset exceeds the greater of the amounts mentioned above. Impairment charges and asset write-downs are presented in other expenses in our Mexican FRS consolidated financial statements.

In 2009, 2008 and 2007, for Mexican FRS purposes, while performing its annual impairment test using its best estimates based on reasonable and supportable assumptions and projections, the Company did not record any impairment charge, respectively as the carrying amount of the long-lived assets did not exceed the present value of their future discounted cash flows. For U.S. GAAP purposes no impairment charge was recorded as the assets were considered to be recoverable given that the estimated undiscounted cash flows expected to result from the use of the assets were greater then the carrying value of the asset.

(b)	Deferred income taxes-

Under Mexican FRS as required by Bulletin D-4, “Income Taxes” income taxes are charged to results as they are incurred and the Company recognizes deferred income tax assets and liabilities for the future consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases, measured using enacted rates. The effects of changes in the statutory rates are accounted for in the period that includes the enactment date. Deferred income tax assets are also recognized for the estimated future effects of tax loss carry forwards and asset tax credit carry forwards. Under Mexican FRS, the effects of inflation on the deferred tax balance generated by monetary items are recognized in the result of monetary position.

Under U.S. GAAP, as required by SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes deferred income tax assets and liabilities for the future consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases, measured using enacted rates. The effects of changes in the statutory rates are accounted for in the period that includes the enactment date. Deferred income tax assets are also recognized for the estimated future effects of tax loss carry forwards and asset tax credit carry forwards.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies that would be taken to prevent an operating loss or tax credit carry forward from expiring unused, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2009.

For U.S. GAAP purposes the Company recognizes deferred taxes each period for the changes in the taxable portions of its distributable stockholders’ equity. The Company’s policy is to compare the deferred tax balance that would be required if all of the stockholders’ equity were distributed. This amount is compared to the total deferred tax balance recorded prior to any adjustment. The difference between the amount recorded and the amount calculated from the stockholders’ equity taxable accounts is recorded as an adjustment to deferred taxes as of the balance sheet date.

Except for a difference in the short and long-term balance sheet classification of deferred income taxes, there is no material difference in the Company’s deferred income taxes between U.S. GAAP and Mexican FRS.

(c)	Recently adopted accounting standards-

The Codification is the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for interim and annual periods ending after September 15, 2009 and superseded all previously existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included the Codification is non-authoritative. All of the Company references to GAAP now use the Codification's specific Accounting Standards Update ("ASU"), Topic or Subtopic, rather than prior accounting and reporting standard. The Codification did not change existing GAAP and, therefore, did not affect the Company financial position a results of operations.

Assets	FRS	Reconciliation	USGAAP
	2009	effect	2009
Total current assets	$34,815,928	2,270,053	37,085,981
Improvements, machinery and equipment, net	76,733,467	-	76,733,467

Other non-current assets, net	14,694,347	-	14,694,347

	$126,243,742	2,270,053	128,513,795

Liabilities and Partners' Equity

Total current liabilities	$56,521,890	-	56,521,890
Long-term debt	4,130,415	-	4,130,415
Deferred income taxes	2,052,020	2,270,053	4,322,073

Total liabilities	62,704,325	2,270,053	64,974,378

Partners' equity:
Total controlling interest	63,530,120	-	63,530,120
Non-controlling interest	9,297	-	9,297

Total Partners' equity	63,539,417	-	63,539,417

Commitments and contingent liabilities

	$126,243,742	2,270,053	128,513,795

Assets	FRS	Reconciliation	USGAAP
	2008	effect	2008
	Unaudited	Unaudited	Unaudited
Total current assets	$30,776,813	2,915,094	33,691,907
Improvements, machinery and equipment, net	85,119,429	-	85,119,429
Other non-current assets, net	12,322,774	-	12,322,774

	$128,219,016	2,915,094	131,134,110

Liabilities and Partners' Equity

Total current liabilities	$67,881,660	-	67,881,660
Long-term debt	5,370,184	-	5,370,184
Deferred income taxes	4,480,890	2,915,094	7,395,984

Total liabilities	77,732,734	2,915,094	80,647,828

Partners' equity

Total controlling interest	50,515,092	-	50,515,092

Non-controlling interest	(28,810)	-	(28,810)

Total Partners' equity	50,486,282	-	50,486,282

Commitments and contingent liabilities

	$128,219,016	2,915,094	131,134,110

(19)	Recently issued financial reporting standards-

In December 2007, the FASB issued ASC 805 “Business Combinations”, and ASC 810 “Consolidation”, an amendment to ARB No. 51. Statements ASC 805 and ASC 810 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement ASC 805 will be applied to business combinations occurring after the effective date. Statement ASC 810 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. All of the Company’s subsidiaries are wholly owned, so the adoption of Statement ASC 810 is not expected to impact its financial position and results of operations. The Company did not have any material effect on its overall financial position or results of operations.

In May 2009 the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 becomes effective to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have any impact on the Company’s financial or results of operations.

In June 2009, the FASB issued ASC 810, “Consolidation”, which improves financial reporting by enterprises involved with variable interest entities. The Board developed this pronouncement to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, “Transfers and Servicing”, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of adoption of ASC 810 on our consolidated financial position or results of operations.