Form 10-Q
period 2010-08-01
KRISPY KREME DOUGHNUTS INC
filed 2010-09-02
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2010
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

     Number of shares of Common Stock, no par value, outstanding as of August 27, 2010: 67,456,197.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2011 and fiscal 2010 mean the fiscal years ended January 30, 2011 and January 31, 2010, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues	$87,932	$82,730	$180,049	$176,150
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	76,938	71,258	153,981	148,226
General and administrative expenses	4,926	4,817	10,676	11,131
Depreciation and amortization expense	1,937	1,999	3,801	3,992
Impairment charges and lease termination costs	(216)	1,456	1,083	3,813
Other operating (income) and expense, net	192	257	298	267
Operating income	4,155	2,943	10,210	8,721
Interest income	82	14	122	28
Interest expense	(1,567)	(2,312)	(3,438)	(6,129)
Equity in income (losses) of equity method franchisees	(165)	(214)	181	(113)
Other non-operating income and (expense), net	81	(500)	162	(500)
Income (loss) before income taxes	2,586	(69)	7,237	2,007
Provision for income taxes	379	88	562	296
Net income (loss)	$2,207	$(157)	$6,675	$1,711

Earnings per common share:
Basic	$0.03	$-	$0.10	$0.03
Diluted	$0.03	$-	$0.10	$0.03

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 1,	January 31,
	2010	2010
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,235	$20,215
Receivables	19,172	17,839
Receivables from equity method franchisees	604	524
Inventories	14,427	14,321
Other current assets	5,781	6,324
Total current assets	61,219	59,223
Property and equipment	71,252	72,527
Investments in equity method franchisees	1,089	781
Goodwill and other intangible assets	23,816	23,816
Other assets	10,548	8,929
Total assets	$167,924	$165,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$686	$762
Accounts payable	6,100	6,708
Accrued liabilities	27,362	30,203
Total current liabilities	34,148	37,673
Long-term debt, less current maturities	41,181	42,685
Other long-term obligations	19,807	22,151

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	368,131	366,237
Accumulated other comprehensive loss	(73)	(180)
Accumulated deficit	(295,270)	(303,290)
Total shareholders’ equity	72,788	62,767
Total liabilities and shareholders’ equity	$167,924	$165,276

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,675	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,801	3,992
Deferred income taxes	(70)	(283)
Impairment charges	709	1,220
Accrued rent expense	(395)	(468)
Loss on disposal of property and equipment	279	366
Impairment of investment in equity method franchisee	-	500
Unrealized loss on interest rate derivatives	-	419
Share-based compensation	1,934	2,070
Provision for doubtful accounts	(193)	(91)
Amortization of deferred financing costs	312	430
Equity in (income) losses of equity method franchisees	(181)	113
Other	(210)	1
Change in assets and liabilities:
Receivables	(1,113)	2,336
Inventories	(106)	174
Other current and non-current assets	(2,707)	(545)
Accounts payable and accrued liabilities	(3,055)	(1,414)
Other long-term obligations	(287)	(462)
Net cash provided by operating activities	5,393	10,069
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,029)	(4,377)
Proceeds from disposals of property and equipment	1,268	32
Other investing activities	27	(26)
Net cash used for investing activities	(2,734)	(4,371)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,599)	(20,638)
Deferred financing costs	-	(954)
Proceeds from exercise of warrants	4	-
Repurchase of common shares	(44)	(24)
Net cash used for financing activities	(1,639)	(21,616)
Net increase (decrease) in cash and cash equivalents	1,020	(15,918)
Cash and cash equivalents at beginning of period	20,215	35,538
Cash and cash equivalents at end of period	$21,235	$19,620

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the six months ended
August 1, 2010				6,675	6,675
Foreign currency translation adjustment, net
of income taxes of $10			15		15
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					6,782
Exercise of warrants		4			4
Share-based compensation	29	1,934			1,934
Repurchase of common shares	(12)	(44)			(44)
Balance at August 1, 2010	67,458	$368,131	$(73)	$(295,270)	$72,788

Balance at February 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income:
Net income for the six months ended
August 2, 2009				1,711	1,711
Foreign currency translation adjustment, net
of income taxes of $20			29		29
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $263			403		403
Total comprehensive income					2,143
Cancellation of restricted shares	(33)	-			-
Share-based compensation	-	2,070			2,070
Repurchase of common shares	(12)	(24)			(24)
Balance at August 2, 2009	67,467	$363,847	$(481)	$(301,422)	$61,944

Total comprehensive income for the three months ended August 1, 2010 and August 2, 2009 was $2.2 million and $72,000, respectively.

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

   BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries, the most significant of which is KKDI’s principal operating subsidiary, Krispy Kreme Doughnut Corporation. In October 2009, the Company refranchised three stores in Northern California to a new franchisee. The Company did not report the refranchising as divestiture of the stores and continued to consolidate the stores’ financial statements for post-acquisition periods because the new franchisee was a variable interest entity of which the Company was the primary beneficiary. Effective February 1, 2010, the Company adopted new accounting standards under which the Company is no longer the primary beneficiary of the new franchisee, which required the Company to deconsolidate the franchisee and recognize a divestiture of the stores; see “Recent Accounting Pronouncements” below.

     Investments in entities over which the Company has the ability to exercise significant influence but which the Company does not control, and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method. These entities typically are 25% to 35% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Numerator: net income (loss)	$2,207	$(157)	$6,675	$1,711
Denominator:
Basic earnings per share - weighted average shares
outstanding	68,195	67,350	68,145	67,225
Effect of dilutive securities:
Stock options	658	-	662	159
Restricted stock and restricted stock units	474	-	472	446
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	69,327	67,350	69,279	67,830

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

     Stock options and warrants with respect to 8.7 million and 11.1 million shares, as well as 136,000 and 1.4 million unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the three months ended August 1, 2010 and August 2, 2009, respectively, because their inclusion would be antidilutive.

     Stock options and warrants with respect to 8.7 million and 10.3 million shares, as well as 139,000 and 605,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the six months ended August 1, 2010 and August 2, 2009, respectively, because their inclusion would be antidilutive.

Reclassification

     Beginning in the first quarter of fiscal 2011, miscellaneous receivables previously classified as a component of other current assets were reclassified and combined with trade receivables, and the combined total has been captioned “Receivables” in the accompanying consolidated balance sheet. Amounts previously reported at January 31, 2010 have been reclassified to conform to the new presentation.

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

     In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 9 for additional information regarding fair value measurements.

Note 2 — Receivables

     The components of receivables are as follows:

	August 1,	January 31,
	2010	2010
	(In thousands)
Receivables:
Off-premises customers	$9,479	$9,010
Unaffiliated franchisees	9,414	8,974
Other receivables	1,410	1,130
Current portion of notes receivable	124	68
	20,427	19,182
Less — allowance for doubtful accounts:
Off-premises customers	(301)	(307)
Unaffiliated franchisees	(954)	(1,036)
	(1,255)	(1,343)
	$19,172	$17,839

Receivables from Equity Method Franchisees (Note 7):
Trade	$882	$1,263
Notes receivable	967	-
	1,849	1,263
Less — allowance for doubtful accounts:
Trade	(278)	(739)
Notes receivable	(967)	-
	(1,245)	(739)
	$604	$524

Note 3 — Inventories

     The components of inventories are as follows:

	August 1,	January 31,
	2010	2010
	(In thousands)
Raw materials	$5,254	$5,253
Work in progress	57	4
Finished goods	3,103	3,688
Purchased merchandise	5,916	5,268
Manufacturing supplies	97	108
	$14,427	$14,321

Note 4 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	August 1,	January 31,
	2010	2010
	(In thousands)
Secured Credit Facilities	$41,583	$43,054
Capital lease obligations	284	393
	41,867	43,447
Less: current maturities	(686)	(762)
	$41,181	$42,685

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

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the Term Loan. The Company has made other payments of Term Loan principal since February 2007, consisting of $25.3 million representing the proceeds of asset sales, $20.0 million representing discretionary prepayments and $3.1 million representing scheduled amortization which, together with the $20.0 million prepayment in April 2009 have reduced the principal balance of the Term Loan to $ 41.6 million as of August 1, 2010.

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

     The Term Loan is payable in quarterly installments of approximately $137,000 (as adjusted to give effect to prepayments of principal under the Term Loan) and a final installment equal to the remaining principal balance in February 2014. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of August 1, 2010, the consolidated leverage ratio was required to be not greater than 3.50 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.75 to 1.0. As of August 1, 2010, the Company’s consolidated leverage ratio was approximately 1.9 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 4.7 to 1.0. In the future, the maximum consolidated leverage ratio declines, and the minimum consolidated interest coverage ratio increases, as set forth in the following tables:

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

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $13 million as of August 1, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The restrictive covenants did not limit the Company’s ability to borrow the full $12 million of unused credit under the Revolver at August 1, 2010.

     The Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

Note 5 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Impairment of long-lived assets:
Current period charges	50	1,058	899	1,220
Adjustments to previously recorded estimates	(190)	-	(190)	-
Total impairment of long-lived assets	$(140)	$1,058	$709	$1,220
Lease termination costs:
Provision for termination costs	568	948	1,018	3,333
Less — reversal of previously recorded accrued rent
expense	(644)	(550)	(644)	(740)
Net provision	(76)	398	374	2,593
	$(216)	$1,456	$1,083	$3,813

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values.

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$1,803	$3,705	$1,679	$1,880
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	394	134	394	2,215
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous
estimates	124	765	529	1,023
Accretion of discount	50	49	95	95
Total provision	568	948	1,018	3,333
Payments on unexpired leases, including settlements with
lessors	(271)	(2,225)	(597)	(2,785)
Balance at end of period	$2,100	$2,428	$2,100	$2,428

Note 6 — Segment Information

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

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended August 1, 2010 and August 2, 2009. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Company Stores	$59,970	$59,853	$122,504	$125,710
Domestic Franchise	2,074	1,802	4,274	3,853
International Franchise	4,009	3,806	8,769	7,684
KK Supply Chain:
Total revenues	44,892	37,754	90,797	82,612
Less – intersegment sales elimination	(23,013)	(20,485)	(46,295)	(43,709)
External KK Supply Chain revenues	21,879	17,269	44,502	38,903
Total revenues	$87,932	$82,730	$180,049	$176,150

Operating income (loss):
Company Stores	$(1,734)	$1,387	$(1,765)	$4,331
Domestic Franchise	1,041	434	2,195	1,614
International Franchise	2,500	1,943	5,986	4,378
KK Supply Chain	7,329	5,687	16,019	13,826
Total segment operating income	9,136	9,451	22,435	24,149
Unallocated general and administrative expenses	(5,197)	(5,052)	(11,142)	(11,615)
Impairment charges and lease termination costs	216	(1,456)	(1,083)	(3,813)
Consolidated operating income	$4,155	$2,943	$10,210	$8,721

Depreciation and amortization expense:
Company Stores	$1,459	$1,519	$2,854	$3,015
Domestic Franchise	55	22	110	43
International Franchise	2	-	3	-
KK Supply Chain	205	223	417	450
Corporate administration	216	235	417	484
Total depreciation and amortization expense	$1,937	$1,999	$3,801	$3,992

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 7 — Investments in Franchisees

     As of August 1, 2010, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	August 1, 2010
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$365	$-	$1,124
Kremeworks Canada, LP	24.5%	-	21	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	147	-	2,328
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,089	349	967	-
		1,989	882	967	$3,452
Less: reserves and allowances		(900)	(278)	(967)
		$1,089	$604	$-

	January 31, 2010
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$327	$-	$1,241
Kremeworks Canada, LP	24.5%	-	16	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	138	-	2,489
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	781	782	-	-
		1,681	1,263	-	$3,730
Less: reserves and allowances		(900)	(739)	-
		$781	$524	$-

     The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     Current liabilities at August 1, 2010 and January 31, 2010 include accruals for potential payments under loan guarantees of approximately $2.3 million and $2.5 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). There was no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which originally matured in January 2009 and subsequently was refinanced with the lender through July 2010. The aggregate amount of such indebtedness was approximately $5.6 million at August 1, 2010. Kremeworks’ lender granted a one-month extension on the maturity of the bank indebtedness to August 31, 2010 in connection with an expected refinancing by the lender. While such refinancing has not yet been completed, the Company believes such refinancing is likely. In the event that Kremeworks is unable to refinance the indebtedness and the lender declares the entire indebtedness immediately due and payable, the Company could be required to perform under its guarantee. Kremeworks could have insufficient cash flows from its business to service the indebtedness even if it is refinanced, which might require additional capital contributions to Kremeworks by the Company and the majority owner of Kremeworks (which has guarantees of the Kremeworks indebtedness approximately proportionate to those of the Company) in order for Kremeworks to comply with the terms of any new loan agreement. Kremeworks’ unaudited revenues, operating loss and net loss for the three and six months ended August 1, 2010 and August 2, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues	$4,555	$4,505	$8,707	$9,082
Operating loss	(295)	(467)	(632)	(825)
Net loss	(368)	(576)	(785)	(1,047)

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”). In the first half of fiscal 2010, KK Mexico was adversely affected by economic weakness in that country as well as by a significant decline in the value of the country’s currency relative to the U.S. dollar, which made the cost of goods imported from the U.S. more expensive, and which increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. In the second quarter of fiscal 2010, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 in the quarter then ended to reduce the carrying value of the investment in KK Mexico to its then estimated fair value of $700,000. Such charge was included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during the second quarter of fiscal 2010, the Company increased its bad debt reserve related to KK Mexico by approximately $525,000, of which approximately $145,000 and $380,000 was included in KK Supply Chain and International Franchise direct operating expenses, respectively. KK Mexico’s operations have improved in recent quarters, and in the second quarter of fiscal 2011, the Company converted its past due receivables from the franchisee to a note in the amount of $967,000 payable in installments, together with interest. The Company has maintained reserves equal to 100% of amounts due from KK Mexico, including the balance of the note. KK Mexico’s unaudited revenues, operating income and net income for the three and six month periods ending August 1, 2010 and August 2, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues	$4,015	$2,756	$8,243	$5,739
Operating income (loss)	(334)	(623)	1,025	(83)
Net income (loss)	(372)	(630)	941	(119)

Note 8 — Shareholders’ Equity

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three and six months ended August 1, 2010 and August 2, 2009 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during either period.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Costs charged to earnings related to:
Stock options	$140	$234	$504	$466
Restricted stock and restricted stock units	725	720	1,430	1,604
Total costs	$865	$954	$1,934	$2,070

Costs included in:
Direct operating expenses	$399	$377	$788	$722
General and administrative expenses	466	577	1,146	1,348
Total costs	$865	$954	$1,934	$2,070

Note 9 — Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 1, 2010 and January 31, 2010.

	August 1, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$646	$-	$-
Commodity futures contracts	156	-	-
Total assets	$802	$-	$-

	January 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$455	$-	$-
Liabilities:
Interest rate derivatives	$-	$641	$-
Commodity futures contracts	92	-	-
Total liabilities	$92	$641	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three and six months ended August 1, 2010 and August 2, 2009.

	Three Months Ended August 1, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$1,500	$-	$(50)
Lease termination liabilities	$-	$394	$-	$250

	Six Months Ended August 1, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$3,638	$-	$(899)
Lease termination liabilities	$-	$394	$-	$250

	Three Months Ended August 2, 2009
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$2,798	$-	$(1,058)
Investment in Equity Method Franchisee	$-	$-	$700	$(500)
Lease termination liabilities	$-	$134	$-	$416

	Six Months Ended August 2, 2009
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$2,798	$-	$(1,220)
Investment in Equity Method Franchisee	$-	$-	$700	$(500)
Lease termination liabilities	$-	$2,215	$-	$(1,475)

   Long-Lived Assets

     During the three and six months ended August 1, 2010, long-lived assets with an aggregate carrying value of $1.6 million and $4.5 million, respectively, were written down to their estimated fair values of $1.5 million and $3.6 million, respectively, resulting in recorded impairment charges of $50,000 and $899,000, respectively. During the three and six months ended August 2, 2009, long-lived assets having an aggregate carrying value of $3.9 million and $4.0 million, respectively, were written down to their estimated fair values of $2.8 million, resulting in recorded impairment charges of $1.1 million and $1.2 million, respectively. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Investment in Equity Method Franchisee

     During the three months ended August 2, 2009, the Company concluded that a decline in the value of an Equity Method Franchisee was other than temporary and, accordingly, recorded a writedown of $500,000 to reduce the carrying value of the investment to its estimated fair value of $700,000 as described in Note 7. The fair value of the investment was estimated based upon a multiple of the investee’s current normalized trailing earnings before interest, income taxes and depreciation and amortization. These inputs are classified as Level 3 within the valuation hierarchy.

   Lease Termination Liabilities

     During the three and six months ended August 1, 2010 and August 2, 2009, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 5; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the three and six months ended August 1, 2010, $644,000 of previously recorded accrued rent expense related to a store closure and a store relocation exceeded the $394,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period. For the three months ended August 2, 2009, $550,000 of previously recorded accrued rent expense related to closed stores exceeded the $134,000 fair value of lease termination liabilities related to such stores, and such excess was reflected as a credit to lease termination costs during the period. For the six months ended August 2, 2009, the fair value of lease termination liabilities related to closed stores of $2.2 million exceeded the $740,000 of previously recorded accrued rent expense related to such stores, and such excess was reflected as a charge to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of August 1, 2010 and January 31, 2010 were as follows:

	August 1, 2010		January 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,235	$21,235	$20,215	$20,215
Receivables	19,172	19,172	17,839	17,839
Receivables from Equity Method Franchisees	604	604	524	524
Commodity futures contracts	156	156	-	-

Liabilities:
Accounts payable	6,100	6,100	6,708	6,708
Interest rate derivatives	-	-	641	641
Commodity futures contracts	-	-	92	92
Long-term debt (including current maturities)	41,867	40,611	43,447	41,872

Note 10 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company was exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments which expired in April 2010. The Company mitigated this risk of nonperformance by dealing with highly rated counterparties.

     Additional disclosure about the fair value of derivative instruments is included in Note 9.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At August 1, 2010, the Company had commodity derivatives with an aggregate contract volume of 90,000 bushels of wheat and 630,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate or LIBOR, with LIBOR subject to a floor of 3.25%. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations. On May 16, 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitled the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and required the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expired in April 2010. Settlements under these derivative contracts are reported as cash flow from operating activities in the consolidated statement of cash flows.

     These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affected earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. The derivative contracts expired in April 2010; thus, no such charges were recorded during the three months ended August 1, 2010. Such charges totaled approximately $152,000 for the six months ended August 1, 2010, and $263,000 and $666,000 for the three and six months ended August 2, 2009, respectively.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of August 1, 2010 and January 31, 2010:

		Asset Derivatives
		Fair Value
		August 1,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Commodity futures contracts	Other current assets	$156	$-

		Liability Derivatives
		Fair Value
		August 1,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Interest rate contracts	Accrued liabilities	$-	$641
Commodity futures contracts	Accrued liabilities	-	92
		$-	$733

     The effect of derivative instruments on the consolidated statement of operations for the three and six months ended August 1, 2010 and August 2, 2009, was as follows:

Derivatives Not Designated as	Location of Derivative Gain or
Hedging Instruments	(Loss) Recognized in Income	Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		August 1,	August 2,	August 1,	August 2,
		2010	2009	2010	2009
		(In thousands)
Interest rate contracts	Interest expense	$-	$(232)	$-	$(419)
Commodity futures contracts	Direct operating expenses	19	(324)	371	(398)
Total		$19	$(556)	$371	$(817)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for the three and six months ended August 1, 2010 and August 2, 2009.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Same Store Sales (on-premises sales only):
Company stores	5.7%	5.9%	4.5%	3.8%
Domestic Franchise stores	5.0	0.6	3.8	1.5
International Franchise stores	(11.4)	(32.6)	(9.5)	(35.2)
International Franchise stores, in constant dollars(1)	(14.3)	(25.0)	(16.0)	(24.8)

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,695	5,600	5,597	5,729
Convenience stores	5,139	5,266	5,095	5,445

Average weekly sales per door:
Grocers/mass merchants	$263	$246	$263	$241
Convenience stores	206	208	207	210

Systemwide Sales (in thousands):(2)
Company stores	$59,602	$59,634	$121,790	$125,270
Domestic Franchise stores	58,797	54,050	121,275	112,050
International Franchise stores	77,237	62,658	151,811	124,223
International Franchise stores, in constant dollars(3)	77,237	64,477	151,811	132,810

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — off-premises	$169.5	$153.9	$171.5	$160.3
Dual-channel stores:
On-premises	27.1	25.4	29.3	27.9
Off-premises	39.2	37.1	38.9	36.7
Total	66.3	62.5	68.2	64.5
On-premises only stores	31.1	30.6	32.5	32.8
All factory stores	63.1	59.9	64.6	62.6
Satellite stores	17.7	16.7	18.2	18.2
All stores	55.6	54.3	57.0	56.9

Domestic Franchise stores:
Factory stores	$40.0	$36.7	$40.8	$38.2
Satellite stores	12.2	15.4	12.6	16.4

International Franchise stores:
Factory stores	$39.6	$34.8	$39.7	$35.7
Satellite stores	8.6	9.0	8.8	9.0

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for all periods.

(2)	Excludes sales among Company and franchise stores.

(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended August 2, 2009 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended August 1, 2010.

(4)	Includes sales between Company and franchise stores.

(5)	Metrics for the three and six months ended August 1, 2010 include only stores open at August 1, 2010 and metrics for the three and six months ended August 2, 2009 include only stores open at January 31, 2010.

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

     Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise stores. The Company believes systemwide sales data are useful in assessing the overall performance of the Krispy Kreme brand and, ultimately, the performance of the Company. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment, and royalties and fees received from franchise stores based on their sales, but exclude sales by franchise stores to their customers.

     The following table sets forth data about the number of systemwide stores as of August 1, 2010 and August 2, 2009.

	August 1,	August 2,
	2010	2009
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	38	45
On-premises only stores	25	26
Satellite stores	15	12
Total Company stores	84	89

Domestic Franchise stores:
Factory stores	102	100
Satellite stores	38	33
Total Domestic Franchise stores	140	133

International Franchise stores:
Factory stores	103	93
Satellite stores	306	233
Total International Franchise stores	409	326

Total systemwide stores	633	548

     The following table sets forth data about the number of store operating weeks for the three and six months ended August 1, 2010 and August 2, 2009.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	82	78	160	156
Dual-channel stores	494	675	988	1,385
On-premises only stores	325	312	650	611
Satellite stores	182	135	364	257

Domestic Franchise stores:(1)
Factory stores	1,330	1,313	2,669	2,625
Satellite stores	463	360	918	646

International Franchise stores:(1)
Factory stores	1,108	1,066	2,164	2,134
Satellite stores	3,894	2,711	7,493	5,110

(1)	Metrics for the three and six months ended August 1, 2010 include only stores open at August 1, 2010 and metrics for the three and six months ended August 2, 2009 include only stores open at January 31, 2010.

     The following table sets forth the types and locations of Company stores as of August 1, 2010.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Missouri	4	-	-	4
Mississippi	1	-	-	1
North Carolina	11	1	2	14
Ohio	6	-	-	6
South Carolina	2	1	-	3
Tennessee	7	4	-	11
Texas	3	-	-	3
Virginia	6	-	-	6
West Virginia	1	-	-	1
Total	69	13	2	84

     Changes in the number of Company stores during the three and six months ended August 1, 2010 and August 2, 2009 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 1, 2010
May 2, 2010	69	12	2	83
Opened	-	2	-	2
Closed	-	(1)	-	(1)
August 1, 2010	69	13	2	84

Six months ended August 1, 2010
January 31, 2010	69	12	2	83
Opened	-	2	-	2
Closed	-	(1)	-	(1)
August 1, 2010	69	13	2	84

Three months ended August 2, 2009
May 3, 2009	80	11	-	91
Opened	-	-	1	1
Closed	(2)	(1)	-	(3)
Change in store type	(1)	1	-	-
August 2, 2009	77	11	1	89

Six months ended August 2, 2009
February 1, 2009	83	10	-	93
Opened	1	1	1	3
Closed	(6)	(1)	-	(7)
Change in store type	(1)	1	-	-
August 2, 2009	77	11	1	89

     The following table sets forth the types and locations of domestic franchise stores as of August 1, 2010.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	2	-	7
Arkansas	2	-	-	2
Arizona	2	-	9	11
California	11	-	3	14
Connecticut	1	-	3	4
Colorado	2	-	-	2
Florida	11	5	1	17
Georgia	7	4	-	11
Hawaii	1	-	-	1
Iowa	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Louisiana	3	-	-	3
Missouri	3	-	-	3
Mississippi	2	-	-	2
North Carolina	6	1	-	7
Nebraska	1	-	-	1
New Mexico	1	-	1	2
Nevada	3	1	2	6
Oklahoma	3	-	-	3
Oregon	2	-	-	2
Pennsylvania	4	1	1	6
South Carolina	6	1	2	9
Tennessee	1	-	-	1
Texas	8	-	1	9
Utah	2	-	-	2
Wisconsin	1	-	-	1
Washington	8	-	-	8
Total	102	15	23	140

     Changes in the number of domestic franchise stores during the three and six months ended August 1, 2010 and August 2, 2009 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 1, 2010
May 2, 2010	103	14	23	140
Opened	-	1	1	2
Closed	(1)	-	(1)	(2)
August 1, 2010	102	15	23	140

Six months ended August 1, 2010
January 31, 2010	104	14	23	141
Opened	-	1	1	2
Closed	(2)	-	(1)	(3)
August 1, 2010	102	15	23	140

Three months ended August 2, 2009
May 3, 2009	102	13	15	130
Opened	-	-	4	4
Closed	(1)	-	-	(1)
Change in store type	(1)	(1)	2	-
August 2, 2009	100	12	21	133

Six months ended August 2, 2009
February 1, 2009	104	13	15	132
Opened	-	-	5	5
Closed	(3)	-	(1)	(4)
Change in store type	(1)	(1)	2	-
August 2, 2009	100	12	21	133

     The types and locations of international franchise stores as of August 1, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
Country	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	6	4	24	20	54
Bahrain	2	-	2	5	9
Canada	4	-	-	-	4
China	1	-	-	-	1
Indonesia	2	-	2	3	7
Japan	12	-	6	-	18
Kuwait	3	-	23	2	28
Lebanon	2	-	6	3	11
Malaysia	2	1	1	-	4
Mexico	5	1	22	20	48
Philippines	4	3	11	1	19
The Commonwealth of Puerto Rico	3	-	-	-	3
Qatar	2	-	3	1	6
The Republic of Korea	31	1	8	-	40
The Kingdom of Saudi Arabia	10	-	60	9	79
Turkey	1	-	10	2	13
The United Arab Emirates	2	-	16	4	22
The United Kingdom	11	4	20	8	43
Total	103	14	214	78	409

     Changes in the number of international franchise stores during the three and six months ended August 1, 2010 and August 2, 2009 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended August 1, 2010
May 2, 2010	100	14	201	78	393
Opened	4	-	14	-	18
Closed	(1)	-	(1)	-	(2)
August 1, 2010	103	14	214	78	409

Six months ended August 1, 2010
January 31, 2010	95	14	180	69	358
Opened	11	-	38	10	59
Closed	(3)	-	(4)	(1)	(8)
August 1, 2010	103	14	214	78	409

Three months ended August 2, 2009
May 3, 2009	95	24	146	50	315
Opened	-	2	10	4	16
Closed	(2)	-	(2)	(1)	(5)
August 2, 2009	93	26	154	53	326

Six months ended August 2, 2009
February 1, 2009	94	26	126	52	298
Opened	3	2	29	5	39
Closed	(4)	-	(3)	(4)	(11)
Change in store type	-	(2)	2	-	-
August 2, 2009	93	26	154	53	326

Three months ended August 1, 2010 compared to three months ended August 2, 2009

   Overview

     Total revenues rose by 6.3% for the three months ended August 1, 2010 compared to the three months ended August 2, 2009. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of these refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 8.2% in the three months ended August 1, 2010 compared to the three months ended August 2, 2009.

     A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Three Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Total revenues as reported	$87,932	$82,730
Sales by refranchised stores(1)	-	(2,205)
Royalties from refranchised stores(1)	(80)	-
KK Supply Chain sales to refranchised stores(1)	(688)	-
Adjusted total revenues exclusive of the effects of refranchising	$87,164	$80,525

(1)	Adjustments reflect amounts only for stores refranchised in fiscal 2010 because earlier refranchisings do no affect comparability between the periods presented.

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

     Consolidated operating income increased from $2.9 million in the three months ended August 2, 2009 to $4.2 million in the three months ended August 1, 2010. Consolidated net income increased to $2.2 million in the three months ended August 1, 2010 from a net loss of $157,000 in the three months ended August 2, 2009.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	August 1,	August 2,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$59,970	$59,853
Domestic Franchise	2,074	1,802
International Franchise	4,009	3,806
KK Supply Chain:
Total revenues	44,892	37,754
Less - intersegment sales elimination	(23,013)	(20,485)
External KK Supply Chain revenues	21,879	17,269
Total revenues	$87,932	$82,730

Segment revenues as a percentage of total revenues:
Company Stores	68.2%	72.3%
Domestic Franchise	2.4	2.2
International Franchise	4.6	4.6
KK Supply Chain (external sales)	24.9	20.9
	100.0%	100.0%

Operating income (loss):
Company Stores	$(1,734)	$1,387
Domestic Franchise	1,041	434
International Franchise	2,500	1,943
KK Supply Chain	7,329	5,687
Total segment operating income	9,136	9,451
Unallocated general and administrative expenses	(5,197)	(5,052)
Impairment charges and lease termination costs	216	(1,456)
Consolidated operating income	$4,155	$2,943

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$24,023	$25,022	40.1%	41.8%
Fundraising sales	2,707	2,553	4.5	4.3
Total on-premises sales	26,730	27,575	44.6	46.1
Off-premises sales:
Grocers/mass merchants	19,361	17,839	32.3	29.8
Convenience stores	13,232	13,894	22.1	23.2
Other off-premises	647	545	1.1	0.9
Total off-premises sales	33,240	32,278	55.4	53.9
Total revenues	59,970	59,853	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,440	20,231	37.4	33.8
Shop labor	12,261	11,956	20.4	20.0
Delivery labor	5,305	5,258	8.8	8.8
Employee benefits	4,185	4,543	7.0	7.6
Total cost of sales	44,191	41,988	73.7	70.2
Vehicle costs(1)	3,526	2,604	5.9	4.4
Occupancy(2)	2,365	2,650	3.9	4.4
Utilities expense	1,500	1,406	2.5	2.3
Depreciation expense	1,459	1,519	2.4	2.5
Other operating expenses	4,413	4,392	7.4	7.3
Total store level costs	57,454	54,559	95.8	91.2
Store operating income	2,516	5,294	4.2	8.8
Other segment operating costs	3,125	2,341	5.2	3.9
Allocated corporate overhead	1,125	1,566	1.9	2.6
Segment operating income (loss)	$(1,734)	$1,387	(2.9)%	2.3%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

     A reconciliation of Company Store segment sales from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended August 2, 2009	$27,575	$32,278	$59,853
Fiscal 2010 sales at refranchised stores	(1,521)	(684)	(2,205)
Fiscal 2010 sales at closed stores	(1,532)	(286)	(1,818)
Fiscal 2011 sales at closed stores	72	-	72
Increase in sales at mature stores (open stores only)	1,281	1,932	3,213
Increase in sales at stores opened in fiscal 2010	570	-	570
Sales at new stores opened in fiscal 2011	285	-	285
Sales for the three months ended August 1, 2010	$26,730	$33,240	$59,970

     Sales at Company Stores increased 0.2% in the second quarter of fiscal 2011 from the second quarter of fiscal 2010 due to an increase in sales from existing stores and stores opened in fiscal 2010 and fiscal 2011 partially offset by store closings and refranchisings. Excluding the effects of refranchising, Company Stores sales increased 4.0%. The following table presents sales metrics for Company stores:

	Three Months Ended
	August 1,	August 2,
	2010	2009
On-premises:
Change in same store sales	5.7%	5.9%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	1.7%	(11.9)%
Change in average weekly sales per door	6.9%	11.8%
Convenience stores:
Change in average weekly number of doors	(2.4)%	(12.6)%
Change in average weekly sales per door	(1.0)%	(5.5)%

   On-premises sales

     Same store sales at Company stores rose 5.7% in the second quarter of fiscal 2011 over the second quarter of fiscal 2010, of which the Company estimates approximately 3.5 percentage points is attributable to price increases.

     The Company is implementing programs intended to improve on-premise sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Sales to grocers and mass merchants increased to $19.4 million, with a 6.9% increase in average weekly sales per door and a 1.7% increase in the average number of doors served. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores have declined in the second quarter of fiscal 2011 as a result of a large customer implementing an in-house doughnut program to replace the Company’s products; the loss of doors associated with this customer accounted for approximately 1.5 percentage points of the 2.4% decline in the average number of convenience store doors served for the three months ended August 1, 2010. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

     The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011, and substantially completed implementing the increases during the second quarter. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products is approximately 8%.

     The Company is implementing steps intended to increase sales, increase average per door sales and reduce costs in the off-premises channel. These steps include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, increased emphasis on relatively longer shelf-life products and the development of order management systems to more closely match merchandised quantities and assortments with consumer demand.

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 3.5 percentage points from the second quarter of fiscal 2010 to 73.7% of revenues in the second quarter of fiscal 2011. The cost of sugar rose approximately 27% from the second quarter of fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening and other ingredients also rose year over year. While on-premises and off-premises price increases approximated the amount of the cost increases, the substantially equal revenue and cost increases resulted in higher material cost measured as a percentage of revenues. In addition to higher ingredient costs, an increase in product returns in the off-premises channel also increased product costs as a percentage of revenues.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Vehicle costs as a percentage of revenues rose 1.5 percentage points from 4.4% of revenues in the second quarter of fiscal 2010 to 5.9% of revenues in the second quarter of fiscal 2011, principally as a result of higher fuel costs. In addition, losses on gasoline futures contracts entered into to mitigate the risk of increases in the price of gasoline were approximately $150,000 in the second quarter of fiscal 2011 compared to a gain of approximately $120,000 in the second quarter of fiscal 2010. The Company also is replacing a portion of its aging fleet of delivery trucks with newer leased trucks. Rental expense on leased delivery trucks increased in the second quarter of fiscal 2011, which was partially offset by a decrease in repairs and maintenance expense in the quarter. Favorable adjustments to self-insurance reserves for vehicle liability claims in the second quarter of fiscal 2010 were approximately $300,000 higher than in the second quarter of fiscal 2011, as described below.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2010 Form 10-K, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company updated the actuarial valuations of its self-insurance reserves during the second quarter of fiscal 2011 and during the second quarter of fiscal 2010. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $690,000 in the second quarter of fiscal 2011 and $1.2 million in the second quarter of fiscal 2010. Of the $690,000 in favorable adjustments recorded in the second quarter of fiscal 2011, approximately $640,000 relates to workers’ compensation liability claims and is included in employee benefits in the table above and approximately $50,000 relates to vehicle liability claims and is included in vehicle costs in the table above. Of the $1.2 million in favorable adjustments recorded in the second quarter of fiscal 2010, approximately $560,000 relates to workers’ compensation liability claims, approximately $350,000 relates to vehicle liability claims, and approximately $240,000 relates to general liability claims and is included in other operating expenses in the table above.

     The Company Stores segment closed or refranchised a total of 17 stores since the end of fiscal 2009, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of August 1, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at August 1, 2010
			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$23,957	$22,101	40.0%	39.6%
Fundraising sales	2,701	2,421	4.5	4.3
Total on-premises sales	26,658	24,522	44.5	43.9
Off-premises sales:
Grocers/mass merchants	19,361	17,209	32.3	30.8
Convenience stores	13,232	13,568	22.1	24.3
Other off-premises	647	531	1.1	1.0
Total off-premises sales	33,240	31,308	55.5	56.1
Total revenues	59,898	55,830	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,410	18,892	37.4	33.8
Shop labor	12,219	10,898	20.4	19.5
Delivery labor	5,305	5,059	8.9	9.1
Employee benefits	4,174	4,097	7.0	7.3
Total cost of sales	44,108	38,946	73.6	69.8
Vehicle costs	3,522	2,461	5.9	4.4
Occupancy	2,236	2,209	3.7	4.0
Utilities expense	1,485	1,199	2.5	2.1
Depreciation expense	1,455	1,421	2.4	2.5
Other operating expenses	4,388	3,988	7.3	7.1
Total store level costs	57,194	50,224	95.5	90.0
Store operating income - ongoing stores	2,704	5,606	4.5%	10.0%
Store operating loss - closed and refranchised	(188)	(312)
Store operating income	$2,516	$5,294

   Domestic Franchise
	Three Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Revenues:
Royalties	$1,945	$1,748
Development and franchise fees	20	-
Other	109	54
Total revenues	2,074	1,802

Operating expenses:
Segment operating expenses	878	1,238
Depreciation expense	55	22
Allocated corporate overhead	100	108
Total operating expenses	1,033	1,368
Segment operating income	$1,041	$434

     Domestic Franchise revenues increased 15.1% to $2.1 million in the second quarter of fiscal 2011 from $1.8 million in the second quarter of fiscal 2010, driven by an increase in domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $54 million in the second quarter of fiscal 2010 to $59 million in the second quarter of fiscal 2011. Approximately $2.5 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 5.0% in the second quarter of fiscal 2011.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The decrease in Domestic Franchise operating expenses in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 reflects a decrease in bad debt provisions of approximately $150,000 from the second quarter of fiscal 2010. Substantially all of the prior year bad debt expense related principally to a single domestic franchisee. Additionally, during the second quarter of fiscal 2010, the Company recorded charges of approximately $150,000 to the Domestic Franchise segment for the settlement of certain litigation.

     Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years and totaled approximately $120,000 in the Domestic Franchise segment for the three months ended August 1, 2010.

     Domestic franchisees opened two stores and closed two stores in the second quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Revenues:
Royalties	$3,687	$3,484
Development and franchise fees	322	322
Total revenues	4,009	3,806

Operating expenses:
Segment operating expenses	1,182	1,604
Depreciation expense	2	-
Allocated corporate overhead	325	259
Total operating expenses	1,509	1,863
Segment operating income	$2,500	$1,943

     International Franchise royalties increased 5.8%, driven by an increase in sales by international franchise stores from $63 million in the second quarter of fiscal 2010 to $77 million in the second quarter of fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $2.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Additionally, the Company did not recognize as revenue approximately $600,000 and $160,000 of uncollected royalties which accrued during the second quarter of fiscal 2011 and 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the second quarter of fiscal 2011 related to a single franchisee which has experienced financial and operational difficulties periodically in recent years. This franchisee currently is not remitting royalties; the Company is in discussions with the franchisee in an effort to reach an acceptable solution and has sent operating support personnel to assist the franchisee in an effort to help improve its operations. The aggregate royalty revenues earned from this franchisee were approximately $1.9 million for the year ended January 31, 2010, net of unrecognized royalty amounts and bad debt expense.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 14.3%. The decline in International Franchise same store sales reflects the large number of new stores opened internationally over the past two years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 primarily due to a decrease in the bad debt provision of $360,000 in the second quarter of fiscal 2011 compared to in the second quarter of fiscal 2010. The bad debt expense recorded in the second quarter of last year related principally to a single franchisee.

     International franchisees opened 18 stores and closed two stores in the second quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$15,147	$13,032	33.7%	34.5%
Other ingredients, packaging and supplies	28,223	23,462	62.9	62.1
Equipment	1,333	1,260	3.0	3.3
Fuel surcharge	189	-	0.4	-
Total revenues before intersegment sales elimination	44,892	37,754	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	30,125	26,023	67.1	68.9
Inbound freight	902	845	2.0	2.2
Total cost of sales	31,027	26,868	69.1	71.2
Distribution costs:
Outbound freight	2,611	2,404	5.8	6.4
Other distribution costs	883	801	2.0	2.1
Total distribution costs	3,494	3,205	7.8	8.5
Other segment operating costs	2,562	1,489	5.7	3.9
Depreciation expense	205	223	0.5	0.6
Allocated corporate overhead	275	282	0.6	0.7
Total operating costs	37,563	32,067	83.7	84.9
Segment operating income	$7,329	$5,687	16.3%	15.1%

     KK Supply Chain revenues before intersegment sales elimination increased $7.1 million, or 18.9%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increase reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain principally in the first quarter of fiscal 2011 in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the second quarter of last year resulting from higher systemwide sales.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     Cost of goods produced and purchased reflects mark-to-market adjustments on agricultural derivative contracts entered into to hedge the cost of raw materials.  Such adjustments reduced cost of goods produced and purchased by 0.4% in the second quarter of fiscal 2011 and increased cost of goods produced and purchased by 1.2% in the second quarter of fiscal 2010.

     Distribution costs as a percentage of total revenues fell in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 as a result of freight cost reductions resulting from contracting with a third party manufacturer to produce doughnut mix for stores in the Western United States.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs also include a net credit of approximately $530,000 for bad debt expense in the second quarter of fiscal 2010. The net credit principally reflected sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis. As of August 1, 2010, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $2.2 million.

     Franchisees opened 20 stores and closed four stores in the second quarter of fiscal 2011. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $4.9 million, or 5.6% of total revenues, in the second quarter of fiscal 2011 compared to $4.8 million, or 5.8% of total revenues, in the second quarter of fiscal 2010. General and administrative expenses in the second quarter of fiscal 2011 reflect the allocation to the segments approximately $350,000 of legal fees and expenses directly related to the segments’ operations that were included in general and administrative expenses prior to fiscal 2011, as well as a decrease in professional fees and expenses as a result of the settlement in late fiscal 2010 of certain environmental litigation. General and administrative expenses in the second quarter of fiscal 2010 reflect a credit of approximately $1.1 million resulting principally from a one-time receipt of additional insurance reimbursement of costs incurred in connection with certain securities and shareholder derivative litigation settled in October of 2006.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were a credit of $216,000 in the second quarter of fiscal 2011 compared to a charge of $1.5 million in the second quarter of fiscal 2010.

     Impairment charges related to long-lived assets totaled a credit of $140,000 in the second quarter of fiscal 2011 and a charge of $1.1 million in the second quarter of fiscal 2010. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the second quarter of fiscal 2011, a long-lived asset that had been previously written down to a carrying value of $1.0 million was sold for $1.2 million, resulting in a gain of $190,000 that was recorded as a credit to impairment charges.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the second quarter of fiscal 2011, the Company recorded a net credit to lease termination costs of $76,000, reflecting charges related to a store closure and a store relocation, offset by the reversal of previously recorded accrued rent related to those stores. In the second quarter of fiscal 2010, the Company recorded lease termination charges of $398,000 due to adjustments to previously recorded provisions principally resulting form settlements with lessors on stores previously closed.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$1,238	$1,470
Letter of credit and unused revolver fees	185	247
Amortization of deferred financing costs	164	104
Mark-to-market adjustments on interest rate derivatives	-	232
Amortization of unrealized losses on interest rate derivatives	-	263
Other	(20)	(4)
	$1,567	$2,312

     The decrease in interest accruing on outstanding indebtedness principally reflects the reduction of the principal outstanding under the Term Loan described in Note 4 to the consolidated financial statements appearing elsewhere herein and a reduction in the amount of outstanding letters of credit. The resulting reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded losses in equity method franchisees of $165,000 in the second quarter of fiscal 2011 compared to $214,000 in the second quarter of fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The provision for income taxes was $379,000 in the second quarter of fiscal 2011 compared to $88,000 in the second quarter of fiscal 2010. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable.

   Net Income

     The Company reported net income of $2.2 million for the three months ended August 1, 2010 and a net loss of $157,000 for the three months ended August 2, 2009.

Six months ended August 1, 2010 compared to six months ended August 2, 2009

   Overview

     Total revenues rose by 2.2% for the six months ended August 1, 2010 compared to the six months ended August 2, 2009. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of these refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 4.1% in the six months ended August 1, 2010 compared to the six months ended August 2, 2009.

     A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Total revenues as reported	$180,049	$176,150
Sales by refranchised stores(1)	-	(4,579)
Royalties from refranchised stores(1)	(161)	-
KK Supply Chain sales to refranchised stores(1)	(1,350)	-
Adjusted total revenues exclusive of the effects of refranchising	$178,538	$171,571

(1)	Adjustments reflect amounts only for stores refranchised in fiscal 2010 because earlier refranchisings do no affect comparability between the periods presented.

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

     Consolidated operating income increased from $8.7 million in the six months ended August 2, 2009 to $10.2 million in the six months ended August 1, 2010. Consolidated net income increased from $1.7 million in the six months ended August 2, 2009 to $6.7 million in the six months ended August 1, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	August 1,	August 2,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$122,504	$125,710
Domestic Franchise	4,274	3,853
International Franchise	8,769	7,684
KK Supply Chain:
Total revenues	90,797	82,612
Less - intersegment sales elimination	(46,295)	(43,709)
External KK Supply Chain revenues	44,502	38,903
Total revenues	$180,049	$176,150

Segment revenues as a percentage of total revenues:
Company Stores	68.0%	71.4%
Domestic Franchise	2.4	2.2
International Franchise	4.9	4.4
KK Supply Chain (external sales)	24.7	22.1
	100.0%	100.0%

Operating income (loss):
Company Stores	$(1,765)	$4,331
Domestic Franchise	2,195	1,614
International Franchise	5,986	4,378
KK Supply Chain	16,019	13,826
Total segment operating income	22,435	24,149
Unallocated general and administrative expenses	(11,142)	(11,615)
Impairment charges and lease termination costs	(1,083)	(3,813)
Consolidated operating income	$10,210	$8,721

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$49,429	$52,728	40.3%	41.9%
Fundraising sales	7,354	7,051	6.0	5.6
Total on-premises sales	56,783	59,779	46.4	47.6
Off-premises sales:
Grocers/mass merchants	38,012	35,741	31.0	28.4
Convenience stores	26,396	29,065	21.5	23.1
Other off-premises	1,313	1,125	1.1	0.9
Total off-premises sales	65,721	65,931	53.6	52.4
Total revenues	122,504	125,710	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	45,419	42,336	37.1	33.7
Shop labor	24,475	24,492	20.0	19.5
Delivery labor	10,566	10,945	8.6	8.7
Employee benefits	8,917	9,582	7.3	7.6
Total cost of sales	89,377	87,355	73.0	69.5
Vehicle costs(1)	6,580	5,466	5.4	4.3
Occupancy(2)	4,791	5,675	3.9	4.5
Utilities expense	2,910	3,016	2.4	2.4
Depreciation expense	2,854	3,015	2.3	2.4
Other operating expenses	9,238	9,030	7.5	7.2
Total store level costs	115,750	113,557	94.5	90.3
Store operating income	6,754	12,153	5.5	9.7
Other segment operating costs	6,269	4,669	5.1	3.7
Allocated corporate overhead	2,250	3,153	1.8	2.5
Segment operating income (loss)	$(1,765)	$4,331	(1.4)%	3.4%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

     A reconciliation of Company Stores segment sales from the six months ended August 2, 2009 to the six months ended August 1, 2010 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the six months ended August 2, 2009	$59,779	$65,931	$125,710
Fiscal 2010 sales at refranchised stores	(3,184)	(1,395)	(4,579)
Fiscal 2010 sales at closed stores	(4,070)	(1,406)	(5,476)
Fiscal 2011 sales at closed stores	247	-	247
Increase in sales at mature stores (open stores only)	2,199	2,591	4,790
Increase in sales at stores opened in fiscal 2010	1,527	-	1,527
Sales at new stores opened in fiscal 2011	285	-	285
Sales for the six months ended August 1, 2010	$56,783	$65,721	$122,504

     Sales at Company Stores decreased 2.6% in the first six months of fiscal 2011 from the first six months of fiscal 2010 due to store closings and refranchisings, partially offset by an increase in sales from existing stores and stores opened in fiscal 2010 and fiscal 2011. Excluding the effects of refranchising, Company Stores sales increased 1.1%. The following table presents sales metrics for Company stores:

	Six Months Ended
	August 1,	August 2,
	2010	2009
On-premises:
Change in same store sales	4.5%	3.8%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	(2.3)%	(10.8)%
Change in average weekly sales per door	9.1%	8.1%
Convenience stores:
Change in average weekly number of doors	(6.4)%	(10.6)%
Change in average weekly sales per door	(1.4)%	(5.8)%

   On-premises sales

     Same store sales at Company stores rose 4.5% in the first six months of fiscal 2011 over the first six months of fiscal 2010, of which the Company estimates approximately 3.7 percentage points is attributable to price increases.

     The Company is implementing programs intended to improve on-premise sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Sales to grocers and mass merchants increased to $38.0 million, with a 9.1% increase in average weekly sales per door more than offsetting a 2.3% decline in the average number of doors served. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores have declined in the first six months of fiscal 2011 as a result of two large customers implementing in-house doughnut programs to replace the Company’s products; the loss of doors associated with those two customers accounted for approximately 2.7 percentage points of the 6.4% decline in the average number of convenience store doors served for the six months ended August 1, 2010. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

     The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011, and substantially completed implementing the price increases in the second quarter. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products is approximately 8%.

     The Company is implementing steps intended to increase sales, increase average per door sales and reduce costs in the off-premises channel. These steps include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, increased emphasis on relatively longer shelf-life products and the development of order management systems to more closely match merchandised quantities and assortments with consumer demand.

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 3.5 percentage points from the first six months of fiscal 2010 to 73.0% of revenues in the first six months of fiscal 2011. The cost of sugar rose approximately 27% from the first six months of fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening and other ingredients also rose year over year. While on-premises and off-premises price increases approximated the amount of the cost increases, the substantially equal revenue and cost increases resulted in higher material cost measured as a percentage of revenues. In addition to higher ingredient costs, an increase in product returns in the off-premises channel also increased product costs as a percentage of revenues.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Vehicle costs as a percentage of revenues rose 1.1 percentage points from 4.3% of revenues in the first six months of fiscal 2010 to 5.4% of revenues in the first six months of fiscal 2011, principally as a result of higher fuel costs. Higher fuel costs were partially offset by a gain of approximately $130,000 in the first six months of fiscal 2011 on gasoline futures contracts entered into to mitigate the risk of increases in the price of gasoline. The Company also is replacing a portion of its aging fleet of delivery trucks with newer leased trucks. Rental expense on leased delivery trucks increased in the first six months of fiscal 2011, which was partially offset by a decrease in repairs and maintenance expense in the first six months of fiscal 2011. Favorable adjustments to self-insurance reserves for vehicle liability claims in the second quarter of fiscal 2010 were approximately $300,000 higher than in the second quarter of fiscal 2011, as described below.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2010 Form 10-K, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company updated the actuarial valuations of its self-insurance reserves during the second quarter of fiscal 2011 and during the second quarter of fiscal 2010. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $690,000 in the second quarter of fiscal 2011 and $1.2 million in the second quarter of fiscal 2010. Of the $690,000 in favorable adjustments recorded in the second quarter of fiscal 2011, approximately $640,000 relates to workers’ compensation liability claims and is included in employee benefits in the table above and approximately $50,000 relates to vehicle liability claims and is included in vehicle costs in the table above. Of the $1.2 million in favorable adjustments recorded in the second quarter of fiscal 2010, approximately $560,000 relates to workers’ compensation liability claims, approximately $350,000 relates to vehicle liability claims, and approximately $240,000 relates to general liability claims and is included in other operating expenses in the table above.

     The Company Stores segment closed or refranchised a total of 17 stores since the end of fiscal 2009, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of August 1, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at August 1, 2010
			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$49,195	$45,909	40.2%	39.7%
Fundraising sales	7,341	6,616	6.0	5.7
Total on-premises sales	56,536	52,525	46.2	45.4
Off-premises sales:
Grocers/mass merchants	38,012	34,175	31.1	29.5
Convenience stores	26,396	27,858	21.6	24.1
Other off-premises	1,313	1,097	1.1	0.9
Total off-premises sales	65,721	63,130	53.8	54.6
Total revenues	122,257	115,655	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	45,318	38,917	37.1	33.6
Shop labor	24,376	21,958	19.9	19.0
Delivery labor	10,565	10,404	8.6	9.0
Employee benefits	8,892	8,522	7.3	7.4
Total cost of sales	89,151	79,801	72.9	69.0
Vehicle costs	6,570	5,105	5.4	4.4
Occupancy	4,548	4,525	3.7	3.9
Utilities expense	2,876	2,575	2.4	2.2
Depreciation expense	2,837	2,804	2.3	2.4
Other operating expenses	9,175	8,005	7.5	6.9
Total store level costs	115,157	102,815	94.2	88.9
Store operating income - ongoing stores	7,100	12,840	5.8%	11.1%
Store operating loss - closed and refranchised	(346)	(687)
Store operating income	$6,754	$12,153

   Domestic Franchise

	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Revenues:
Royalties	$4,008	$3,745
Development and franchise fees	20	-
Other	246	108
Total revenues	4,274	3,853

Operating expenses:
Segment operating expenses	1,769	1,977
Depreciation expense	110	43
Allocated corporate overhead	200	219
Total operating expenses	2,079	2,239
Segment operating income	$2,195	$1,614

     Domestic Franchise revenues increased 10.9% to $4.3 million in the first six months of fiscal 2011 from $3.9 million in the first six months of fiscal 2010, driven by an increase in domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $112 million in the first six months of fiscal 2010 to $121 million in the first six months of fiscal 2011. Approximately $5.0 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 3.8% in the first six months of fiscal 2011.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses declined in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily due to a decrease in bad debt expense. Bad debt expense was approximately $130,000 in the first six months of fiscal 2010 due principally to provisions related to a single domestic franchisee. In the first six months of fiscal 2011, bad debt expense was a credit of approximately $170,000, resulting principally from a recovery of receivables previously written off. Additionally, during the second quarter of fiscal 2010, the Company recorded charges of approximately $150,000 to the Domestic Franchise segment for the settlement of certain litigation.

     Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years and totaled approximately $310,000 in the Domestic Franchise segment for the six months ended August 1, 2010.

     Domestic franchisees opened two stores and closed three stores in the first six months of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Revenues:
Royalties	$7,571	$6,954
Development and franchise fees	1,198	730
Total revenues	8,769	7,684

Operating expenses:
Segment operating expenses	2,130	2,774
Depreciation expense	3	-
Allocated corporate overhead	650	532
Total operating expenses	2,783	3,306
Segment operating income	$5,986	$4,378

     International Franchise royalties increased 8.9% driven by an increase in sales by international franchise stores from $124 million in the first six months of fiscal 2010 to $152 million in the first six months of fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $9.6 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Additionally, the Company did not recognize as revenue approximately $960,000 and $160,000 of uncollected royalties which accrued during the first six months of fiscal 2011 and fiscal 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the first six months of fiscal 2011 related to a single franchisee which has experienced financial and operational difficulties periodically in recent years. This franchisee currently is not remitting royalties; the Company is in discussions with the franchisee in an effort to reach an acceptable solution and has sent operating support personnel to assist the franchisee in an effort to help improve its operations. The aggregate royalty revenues earned from this franchisee were approximately $1.9 million for the year ended January 31, 2010, net of unrecognized royalty amounts and bad debt expense.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 16.0%. The decline in International Franchise same store sales reflects the large number of new stores opened internationally over the past two years, the cannibalization effects on initial stores in new markets of additional store openings in those markets, and the effects of soft economic conditions, particularly in more developed markets.

     International development and franchise fees increased $468,000 in the first six months of fiscal 2011 due to more store openings by international franchisees in the first six months of fiscal 2011 than in the first six months of last year.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 primarily due to a decrease in the bad debt provision to a credit of $70,000 in the first six months of fiscal 2011 compared to an expense of $400,000 in the first six months of fiscal 2010.

     International franchisees opened 59 stores and closed eight stores in the first six months of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$31,207	$29,997	34.4%	36.3%
Other ingredients, packaging and supplies	56,061	49,448	61.7	59.9
Equipment	3,141	3,167	3.5	3.8
Fuel surcharge	388	-	0.4	-
Total revenues before intersegment sales elimination	90,797	82,612	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	59,630	55,132	65.7	66.7
Inbound freight	1,772	1,882	2.0	2.3
Total cost of sales	61,402	57,014	67.6	69.0
Distribution costs:
Outbound freight	5,150	5,031	5.7	6.1
Other distribution costs	1,824	1,906	2.0	2.3
Total distribution costs	6,974	6,937	7.7	8.4
Other segment operating costs	5,435	3,821	6.0	4.6
Depreciation expense	417	450	0.5	0.5
Allocated corporate overhead	550	564	0.6	0.7
Total operating costs	74,778	68,786	82.4	83.3
Segment operating income	$16,019	$13,826	17.6%	16.7%

     KK Supply Chain revenues before intersegment sales elimination increased $8.2 million, or 9.9%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increase principally reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in the first quarter of fiscal 2011 in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the first six months of last year resulting from higher sales by Domestic and International Franchise stores.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     Cost of goods produced and purchased reflects mark-to-market adjustments on agricultural derivative contracts entered into to hedge the cost of raw materials.  Such adjustments reduced cost of goods produced and purchased by 0.3% in the first six months of fiscal 2011 and increased cost of goods produced and purchased by 0.7% in the first six months of fiscal 2010.

     Distribution costs as a percentage of total revenues fell in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 as a result of freight cost reductions resulting from contracting with a third party manufacturer to produce doughnut mix for stores in the Western United States.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs also include a net credit in bad debt expense of approximately $810,000 in the first six months of fiscal 2010. The net credits principally reflected sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis. As of August 1, 2010, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $2.2 million.

     Franchisees opened 61 stores and closed 11 stores in the first six months of fiscal 2011. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $10.7 million, or 5.9% of total revenues, in the first six months of fiscal 2011 compared to $11.1 million, or 6.3% of total revenues, in the first six months of fiscal 2010. General and administrative expenses decreased in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, reflecting the allocation to the segments of approximately $920,000 of legal fees and expenses directly related to their operations that were included in general and administrative expenses prior to fiscal 2011, as well as a decrease in professional fees and expenses as a result of the settlement in late fiscal 2010 of certain environmental litigation. General and administrative expenses in the second quarter of fiscal 2010 include a credit of approximately $1.1 million resulting principally from a one-time receipt of additional insurance reimbursement of costs incurred in connection with certain securities and shareholder derivative litigation settled in October of 2006.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $1.1 million in the first six months of fiscal 2011 compared to $3.8 million in the first six months of fiscal 2010.

     Impairment charges related to long-lived assets totaled $709,000 in the first six months of fiscal 2011 and $1.2 million in the first six months of fiscal 2010, relating principally to underperforming stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the first six months of fiscal 2011, the Company recorded lease termination charges of $374,000 reflecting a change in estimated sublease rentals on stores previously closed and charges related to a store closure and a store relocation, offset by the reversal of previously recorded accrued rent related to those stores. In the first six months of fiscal 2010, the Company recorded lease termination charges of $2.6 million related principally to the termination of two leases having rental rates substantially above the current market levels.

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

   Interest Expense

     The components of interest expense are as follows:
	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$2,408	$3,080
Letter of credit and unused revolver fees	503	509
Fees associated with credit agreement amendments	-	925
Write-off of deferred financing costs associated with credit agreement amendments	-	89
Amortization of deferred financing costs	312	341
Mark-to-market adjustments on interest rate derivatives	-	419
Amortization of unrealized losses on interest rate derivatives	152	666
Other	63	100
	$3,438	$6,129

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

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the earnings of equity method franchisees of $181,000 in the first six months of fiscal 2011 compared to losses of $113,000 in the first six months of fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The provision for income taxes was $562,000 in the first six months of fiscal 2011 compared to $296,000 in the first six months of fiscal 2010. Each of these amounts includes, among other things, adjustments to the valuation allowance or deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable.

   Net Income

     The Company reported net income of $6.7 million for the six months ended August 1, 2010 and $1.7 million for the six months ended August 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2011 and fiscal 2010.
	Six Months Ended
	August 1,	August 2,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$5,393	$10,069
Net cash used for investing activities	(2,734)	(4,371)
Net cash used for financing activities	(1,639)	(21,616)
Net increase (decrease) in cash and cash equivalents	$1,020	$(15,918)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $5.4 million and $10.1 million in the first six months of fiscal 2011 and fiscal 2010, respectively.

     Net cash provided by operating activities for the six months ended August 1, 2010 reflects the payment of approximately $4.8 million of incentive compensation earned in fiscal 2010; there were no corresponding payments in the six months ended August 2, 2009. In addition, cash provided by operating activities in the first six months of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. Cash payments on leases related to closed stores were approximately $2.2 million higher in the first six months of fiscal 2010 than in the first six months of fiscal 2011. The balance in the change in cash flows from operating activities reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $2.7 million in the first six months of fiscal 2011 and $4.4 million in the first six months of fiscal 2010.

     Cash used for capital expenditures decreased to approximately $4.0 million in the first six months of fiscal 2011 from $4.4 million in the first six months of fiscal 2010. The Company currently expects capital expenditures to range from $13 million to $17 million in fiscal 2011. In addition, the Company realized proceeds from the sale of property and equipment of $1.3 million in the first six months of fiscal 2011 from the sale of a closed store as compared to $32,000 of proceeds from the sale of property and equipment in the first six months of fiscal 2010.

Cash Flows from Financing Activities

     Net cash used by financing activities was $1.6 million in the first six months of fiscal 2011, compared to $21.6 million in the first six months of fiscal 2010.

     During the first six months of fiscal 2011, the Company repaid $1.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $400,000 of scheduled principal amortization and $1.2 million of prepayments from the sale of assets related to a closed store. During the first six months of fiscal 2010, the Company repaid approximately $20.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $600,000 of scheduled principal amortization and a prepayment of $20 million in connection with amendments to the Company’s credit facilities as described in Note 4 to the consolidated financial statements appearing elsewhere herein. Additionally, the Company paid approximately $1.9 million in fees to its lenders in the first six months of fiscal 2010 to amend its credit facilities. Of such aggregate amount, $954,000 was capitalized as deferred financing costs and the balance of approximately $925,000 was charged to interest expense.

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

     In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 9 for additional information regarding fair value measurements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2010 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of August 1, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of August 1, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended August 1, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. LEGAL PROCEEDINGS.

     There have been no material changes from the disclosures in Part 1, Item 3, “Legal Proceedings,” in the 2010 Form 10-K.

Item 1A. RISK FACTORS.

     Except as described below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K.

   Recent health reform legislation could adversely affect our business.

     Recent Federal legislation regarding changes in government-mandated health benefits may increase our and our domestic franchisees’ costs. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business and the businesses of our domestic franchisees over the coming years. Possible adverse effects of the legislation include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. Our results of operations, financial position and cash flows could be adversely affected. Our domestic franchisees face the potential of similar adverse effects.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. (REMOVED AND RESERVED).

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

4.1	—	Warrant to purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Marsh & McLennan Risk Capital Holdings Ltd. (supercedes Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2005)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4.1	—	KZC Warrant

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 2, 2010	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)