Form 10-Q
period 2010-10-31
KRISPY KREME DOUGHNUTS INC
filed 2010-12-01
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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

     Number of shares of Common Stock, no par value, outstanding as of November 26, 2010: 67,514,159.

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

  risks associated with competition;

  increased costs or other effects of new government regulations relating to healthcare benefits; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “2010 Form 10-K”).
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues	$90,228	$83,600	$270,277	$259,750
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization shown below)	79,152	74,576	233,382	223,069
General and administrative expenses	4,784	6,128	15,509	17,259
Depreciation and amortization expense	1,818	2,154	5,619	6,146
Impairment charges and lease termination costs	399	109	1,482	3,922
Operating income	4,075	633	14,285	9,354
Interest income	42	10	164	38
Interest expense	(1,585)	(2,295)	(5,023)	(8,424)
Equity in income (losses) of equity method franchisees	190	(393)	371	(506)
Other non-operating income and (expense), net	85	144	247	(356)
Income (loss) before income taxes	2,807	(1,901)	10,044	106
Provision for income taxes	417	487	979	783
Net income (loss)	$2,390	$(2,388)	$9,065	$(677)

Earnings (loss) per common share:
Basic	$0.03	$(0.04)	$0.13	$(0.01)
Diluted	$0.03	$(0.04)	$0.13	$(0.01)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 31,	January 31,
	2010	2010
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,756	$20,215
Receivables	21,329	17,839
Receivables from equity method franchisees	576	524
Inventories	15,137	14,321
Other current assets	3,675	6,324
Total current assets	62,473	59,223
Property and equipment	70,748	72,527
Investments in equity method franchisees	1,401	781
Goodwill and other intangible assets	23,816	23,816
Other assets	10,211	8,929
Total assets	$168,649	$165,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$612	$762
Accounts payable	8,287	6,708
Accrued liabilities	28,404	30,203
Total current liabilities	37,303	37,673
Long-term debt, less current maturities	34,773	42,685
Other long-term obligations	20,477	22,151

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	369,018	366,237
Accumulated other comprehensive loss	(42)	(180)
Accumulated deficit	(292,880)	(303,290)
Total shareholders’ equity	76,096	62,767
Total liabilities and shareholders’ equity	$168,649	$165,276

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$9,065	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,619	6,146
Deferred income taxes	(90)	(380)
Impairment charges	790	916
Accrued rent expense	(165)	(569)
Loss on disposal of property and equipment	473	599
Impairment of investment in equity method franchisee	-	500
Unrealized loss on interest rate derivatives	-	537
Share-based compensation	3,197	3,448
Provision for doubtful accounts	(300)	40
Amortization of deferred financing costs	560	636
Equity in (income) losses of equity method franchisees	(371)	506
Other	(316)	(137)
Change in assets and liabilities:
Receivables	(3,036)	1,072
Inventories	(816)	1,063
Other current and non-current assets	(1,948)	(88)
Accounts payable and accrued liabilities	351	2,105
Other long-term obligations	(179)	180
Net cash provided by operating activities	12,834	15,897
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,457)	(6,160)
Proceeds from disposals of property and equipment	2,688	156
Other investing activities	6	209
Net cash used for investing activities	(2,763)	(5,795)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(8,114)	(25,894)
Deferred financing costs	-	(954)
Proceeds from exercise of warrants	5	-
Repurchase of common shares	(421)	(249)
Net cash used for financing activities	(8,530)	(27,097)
Net increase (decrease) in cash and cash equivalents	1,541	(16,995)
Cash and cash equivalents at beginning of period	20,215	35,538
Cash and cash equivalents at end of period	$21,756	$18,543

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the nine months ended
October 31, 2010				9,065	9,065
Foreign currency translation adjustment, net
of income taxes of $30			46		46
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					9,203
Cancelation of restricted shares	(2)	-			-
Exercise of warrants		5			5
Share-based compensation	148	3,197			3,197
Repurchase of common shares	(45)	(421)			(421)
Balance at October 31, 2010	67,542	$369,018	$(42)	$(292,880)	$76,096

Balance at February 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income (loss):
Net loss for the nine months ended
November 1, 2009				(677)	(677)
Foreign currency translation adjustment, net
of income taxes of $8			13		13
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $372			569		569
Total comprehensive loss					(95)
Cancelation of restricted shares	(52)	-			-
Share-based compensation	54	3,448			3,448
Repurchase of common shares	(47)	(249)			(249)
Balance at November 1, 2009	67,467	$365,000	$(331)	$(303,810)	$60,859

Total comprehensive income for the three months ended October 31, 2010 was $2.4 million and the total comprehensive loss for the three months ended November 1, 2009 was $2.2 million.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Numerator: net income (loss)	$2,390	$(2,388)	$9,065	$(677)
Denominator:
Basic earnings per share - weighted average shares
outstanding	68,407	67,612	68,232	67,354
Effect of dilutive securities:
Stock options	1,101	-	809	-
Restricted stock and restricted stock units	515	-	486	-
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	70,023	67,612	69,527	67,354

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 7.3 million and 10.8 million shares, as well as 353,000 and 1.3 million unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the three months ended October 31, 2010 and November 1, 2009, respectively, because their inclusion would be antidilutive.

     Stock options and warrants with respect to 8.2 million and 10.8 million shares, as well as 210,000 and 1.2 million unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the nine months ended October 31, 2010 and November 1, 2009, respectively, because their inclusion would be antidilutive.

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

     Beginning in the third quarter of fiscal 2011, the caption “Other operating income and expense, net” previously included in the consolidated statement of operations was eliminated. Amounts previously included in this caption have been reclassified to direct operating expenses and general and administrative expenses and amounts reported in this caption for earlier periods have been reclassified to conform to the new presentation. None of the reclassified amounts was material in any of the periods.

Recent Accounting Pronouncements

     In the first quarter of fiscal 2011, the Company adopted amended accounting standards related to the consolidation of variable-interest entities. The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Adoption of the new standards resulted in the Company recognizing a divestiture of three stores sold by the Company in the October 2009 refranchising transaction described under “Basis of Consolidation,” above. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010, the first day of fiscal 2011. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

Note 2 — Receivables

     The components of receivables are as follows:

	October 31,	January 31,
	2010	2010
	(In thousands)
Receivables:
Off-premises customers	$9,972	$9,010
Unaffiliated franchisees	10,705	8,974
Other receivables	1,581	1,130
Current portion of notes receivable	174	68
	22,432	19,182
Less — allowance for doubtful accounts:
Off-premises customers	(313)	(307)
Unaffiliated franchisees	(790)	(1,036)
	(1,103)	(1,343)
	$21,329	$17,839

Receivables from Equity Method Franchisees (Note 7):
Trade	$576	$1,263
Notes receivable	887	-
	1,463	1,263
Less — allowance for doubtful accounts:
Trade	-	(739)
Notes receivable	(887)	-
	(887)	(739)
	$576	$524

Note 3 — Inventories

     The components of inventories are as follows:

	October 31,	January 31,
	2010	2010
	(In thousands)
Raw materials	$5,009	$5,253
Work in progress	67	4
Finished goods	3,542	3,688
Purchased merchandise	6,400	5,268
Manufacturing supplies	119	108
	$15,137	$14,321

Note 4 — Long Term Debt

      Long-term debt and capital lease obligations consist of the following:

	October 31,	January 31,
	2010	2010
	(In thousands)
Secured Credit Facilities	$35,102	$43,054
Capital lease obligations	283	393
	35,385	43,447
Less: current maturities	(612)	(762)
	$34,773	$42,685

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

     The Revolver contains provisions which permit the Company to obtain letters of credit. Issuance of letters of credit under these provisions constitutes usage of the lending commitments and reduces the amount available for cash borrowings under the Revolver. The commitments under the Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the Term Loan. The Company has made other payments of Term Loan principal since February 2007, consisting of $26.6 million representing the proceeds of asset sales, $25.0 million representing discretionary prepayments and $3.3 million representing scheduled amortization which, together with the $20.0 million prepayment in April 2009 have reduced the principal balance of the Term Loan to $ 35.1 million as of October 31, 2010.

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

     The Term Loan is payable in quarterly installments of approximately $116,000 (as adjusted to give effect to prepayments of principal under the Term Loan) and a final installment equal to the remaining principal balance in February 2014. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events and with a percentage of excess cash flow (as defined in the agreement) on an annual basis.

     The Secured Credit Facilities require the Company to meet certain financial tests, including a maximum consolidated leverage ratio (expressed as a ratio of total debt to Consolidated EBITDA) and a minimum consolidated interest coverage ratio (expressed as a ratio of Consolidated EBITDA to net interest expense), computed based upon Consolidated EBITDA and net interest expense for the most recent four fiscal quarters and total debt as of the end of such four-quarter period. As of October 31, 2010, the consolidated leverage ratio was required to be not greater than 3.25 to 1.0 and the consolidated interest coverage ratio was required to be not less than 2.95 to 1.0. As of October 31, 2010, the Company’s consolidated leverage ratio was approximately 1.5 to 1.0 and the Company’s consolidated interest coverage ratio was approximately 5.5 to 1.0. In the future, the maximum consolidated leverage ratio declines, and the minimum consolidated interest coverage ratio increases, as set forth in the following tables:

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

    The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the Revolver. In addition, the maximum amount which may be borrowed under the Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $13 million as of October 31, 2010, the substantial majority of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The restrictive covenants did not limit the Company’s ability to borrow the full $12 million of unused credit under the Revolver at October 31, 2010.

    The Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

Note 5 — Impairment Charges and Lease Termination Costs

    The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$178	$899	$1,398
Recovery from bankruptcy estate of former subsidiary	-	(482)	-	(482)
Adjustments to previously recorded estimates	81	-	(109)	-
Total impairment of long-lived assets	81	(304)	790	916
Lease termination costs:
Provision for termination costs	318	631	1,336	3,964
Less — reversal of previously recorded accrued rent
expense	-	(218)	(644)	(958)
Net provision	318	413	692	3,006
	$399	$109	$1,482	$3,922

    The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the three months ended November 1, 2009, the Company received $482,000 of cash proceeds from the bankruptcy estate of Freedom Rings, LLC (“Freedom Rings”), a former subsidiary which filed for bankruptcy in the third quarter of fiscal 2006. During fiscal 2006, the Company recorded impairment provisions related to long-lived assets of Freedom Rings under the assumption that there would be no recovery from the Freedom Rings bankruptcy estate. Had any such recovery been assumed, the impairment charges would have been reduced by the amount of the assumed recovery. Accordingly, the amount recovered in the third quarter of fiscal 2010 has been reported as a credit to impairment charges in the accompanying consolidated statement of operations.

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

    The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$2,100	$2,428	$1,679	$1,880
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	-	212	394	2,427
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous
estimates	266	372	795	1,395
Accretion of discount	52	47	147	142
Total provision	318	631	1,336	3,964
Proceeds from assignment of leases	-	62	-	62
Payments on unexpired leases, including settlements with
lessors	(374)	(1,344)	(971)	(4,129)
Total reductions	(374)	(1,282)	(971)	(4,067)
Balance at end of period	$2,044	$1,777	$2,044	$1,777

Note 6 — Segment Information

    The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and off-premises sales channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies and doughnut making equipment to both Company and franchisee-owned stores.

    All intercompany sales by the KK Supply Chain segment to the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating income for the Company Stores segment does not include any profit earned by the KK Supply Chain segment on sales of doughnut mix and other items to the Company Stores segment; such profit is included in KK Supply Chain operating income.

    The following table presents the results of operations of the Company’s operating segments for the three and nine months ended October 31, 2010 and November 1, 2009. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Company Stores	$61,565	$60,020	$184,069	$185,730
Domestic Franchise	2,040	1,945	6,314	5,798
International Franchise	4,389	3,583	13,158	11,267
KK Supply Chain:
Total revenues	45,001	39,314	135,798	121,926
Less – intersegment sales elimination	(22,767)	(21,262)	(69,062)	(64,971)
External KK Supply Chain revenues	22,234	18,052	66,736	56,955
Total revenues	$90,228	$83,600	$270,277	$259,750

Operating income (loss):
Company Stores	$(1,449)	$(1,380)	$(3,214)	$2,951
Domestic Franchise	499	811	2,694	2,425
International Franchise	3,018	2,117	9,004	6,495
KK Supply Chain	7,342	5,549	23,361	19,375
Total segment operating income	9,410	7,097	31,845	31,246
Unallocated general and administrative expenses	(4,936)	(6,355)	(16,078)	(17,970)
Impairment charges and lease termination costs	(399)	(109)	(1,482)	(3,922)
Consolidated operating income	$4,075	$633	$14,285	$9,354

Depreciation and amortization expense:
Company Stores	$1,410	$1,694	$4,264	$4,709
Domestic Franchise	56	14	166	57
International Franchise	2	-	5	-
KK Supply Chain	198	219	615	669
Corporate administration	152	227	569	711
Total depreciation and amortization expense	$1,818	$2,154	$5,619	$6,146

    Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 7 — Investments in Franchisees

    As of October 31, 2010, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

    The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	October 31, 2010
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$353	$-	$1,064
Kremeworks Canada, LP	24.5%	-	26	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	161	-	2,245
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,401	36	887	-
		2,301	576	887	$3,309
Less: reserves and allowances		(900)	-	(887)
		$1,401	$576	$-

	January 31, 2010
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$327	$-	$1,241
Kremeworks Canada, LP	24.5%	-	16	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	138	-	2,489
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	781	782	-	-
		1,681	1,263	-	$3,730
Less: reserves and allowances		(900)	(739)	-
		$781	$524	$-

    The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

    Current liabilities at October 31, 2010 and January 31, 2010 include accruals for potential payments under loan guarantees of approximately $2.2 million and $2.5 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender.

     There was no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

    The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which originally matured in January 2009 and subsequently was refinanced with the lender through July 2010. During the third quarter of fiscal 2010, Kremeworks completed an amendment to its debt agreement which, among other things, waived certain defaults related to the failure to comply with the financial covenants and extended the maturity of the indebtedness until July 2010. In connection with that amendment, during fiscal 2010, the Company and the majority owner of Kremeworks (which also is a guarantor of the indebtedness) made capital contributions to Kremeworks in the aggregate amount of $1 million (of which the Company’s contribution was $250,000), the proceeds of which were used to prepay a portion of the indebtedness as required by the amendment. In the second quarter of fiscal 2011, Kremeworks’ lender granted a one-month extension of the maturity of the bank indebtedness to August 31, 2010 in connection with an expected refinancing by the lender. During the third quarter of fiscal 2011, Kremeworks refinanced its debt agreement which extended the maturity of the indebtedness until October 2011. The aggregate amount of such indebtedness was approximately $5.3 million at October 31, 2010.

    Kremeworks’ unaudited revenues, operating loss and net loss for the three and nine months ended October 31, 2010 and November 1, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues	$4,124	$3,933	$12,831	$13,015
Operating loss	(519)	(681)	(1,151)	(1,506)
Net loss	(597)	(785)	(1,382)	(1,832)

    The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”). In the first half of fiscal 2010, KK Mexico was adversely affected by economic weakness in that country as well as by a significant decline in the value of the country’s currency relative to the U.S. dollar, which made the cost of goods imported from the U.S. more expensive, and which increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. In the second quarter of fiscal 2010, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 in the quarter then ended to reduce the carrying value of the investment in KK Mexico to its then estimated fair value of $700,000. Such charge was included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during the nine months ended November 1, 2009, the Company increased its bad debt reserve related to KK Mexico by approximately $500,000, of which approximately $120,000 and $380,000 was included in KK Supply Chain and International Franchise direct operating expenses, respectively. KK Mexico’s operations have improved in recent quarters, and in the second quarter of fiscal 2011, the Company converted its past due receivables from the franchisee to a note in the amount of $967,000 payable in installments, together with interest. The Company has maintained reserves equal to substantially all amounts due from KK Mexico, including the balance of the note. KK Mexico’s unaudited revenues, operating income and net income for the three and nine months ended October 31, 2010 and November 1, 2009, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues	$4,573	$3,110	$12,816	$8,849
Operating income (loss)	913	(470)	1,938	(553)
Net income (loss)	872	(487)	1,813	(606)

Note 8 — Shareholders’ Equity

    The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees render the requisite service necessary for the award to vest is recognized over the related vesting period.

    The aggregate cost of SBP awards charged to earnings for the three and nine months ended October 31, 2010 and November 1, 2009 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Costs charged to earnings related to:
Stock options	$141	$378	$645	$844
Restricted stock and restricted stock units	1,122	1,000	2,552	2,604
Total costs	$1,263	$1,378	$3,197	$3,448

Costs included in:
Direct operating expenses	$722	$524	$1,510	$1,246
General and administrative expenses	541	854	1,687	2,202
Total costs	$1,263	$1,378	$3,197	$3,448

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2010 and January 31, 2010.

	October 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$728	$-	$-
Commodity futures contracts	30	-	-
Total assets	$758	$-	$-

	January 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$455	$-	$-
Liabilities:
Interest rate derivatives	$-	$641	$-
Commodity futures contracts	92	-	-
Total liabilities	$92	$641	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

    The following tables present the nonrecurring fair value measurements recorded during the three and nine months ended October 31, 2010 and November 1, 2009.

	Three Months Ended October 31, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$-	$-	$-
Lease termination liabilities	$-	$-	$-	$-

	Nine Months Ended October 31, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$3,638	$-	$(899)
Lease termination liabilities	$-	$394	$-	$250

	Three Months Ended November 1, 2009
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$2,838	$-	$(178)
Lease termination liabilities	$-	$212	$-	$6

	Nine Months Ended November 1, 2009
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$5,768	$-	$(1,398)
Investment in Equity Method Franchisee	$-	$-	$700	$(500)
Lease termination liabilities	$-	$2,427	$-	$(1,469)

   Long-Lived Assets

    During the nine months ended October 31, 2010, long-lived assets with an aggregate carrying value of $4.5 million were written down to their estimated fair values of $3.6 million, resulting in recorded impairment charges of $899,000. During the three and nine months ended November 1, 2009, long-lived assets having an aggregate carrying value of $3.0 million and $7.2 million, respectively, were written down to their estimated fair values of $2.8 million and $5.8 million, respectively, resulting in recorded impairment charges of $178,000 and $1.4 million, respectively. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company was negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

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

   Lease Termination Liabilities

    During the nine months ended October 31, 2010 and the three and nine months ended November 1, 2009, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 5; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the nine months ended October 31, 2010, $644,000 of previously recorded accrued rent expense related to a store closure and a store relocation exceeded the $394,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period. For the three months ended November 1, 2009, $218,000 of previously recorded accrued rent expense related to closed stores exceeded the $212,000 fair value of lease termination liabilities related to such stores, and such excess was reflected as a credit to lease termination costs during the period. For the nine months ended November 1, 2009, the fair value of lease termination liabilities related to closed stores of $2.4 million exceeded the $958,000 of previously recorded accrued rent expense related to such stores, and such excess was reflected as a charge to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

    The carrying values and approximate fair values of certain financial instruments as of October 31, 2010 and January 31, 2010 were as follows:

	October 31, 2010		January 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,756	$21,756	$20,215	$20,215
Receivables	21,329	21,329	17,839	17,839
Receivables from Equity Method Franchisees	576	576	524	524
Commodity futures contracts	30	30	-	-

Liabilities:
Accounts payable	8,287	8,287	6,708	6,708
Interest rate derivatives	-	-	641	641
Commodity futures contracts	-	-	92	92
Long-term debt (including current maturities)	35,385	35,385	43,447	41,872

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

Commodity Price Risk

    The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At October 31, 2010, the Company had commodity derivatives with an aggregate contract volume of 5,000 bushels of wheat and 294,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

    These derivatives were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the Term Loan) affected earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. The derivative contracts expired in April 2010; accordingly, there were no such charges during the three months ended October 31, 2010. Such charges totaled approximately $152,000 for the nine months ended October 31, 2010, and $275,000 and $941,000 for the three and nine months ended November 1, 2009, respectively.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

    The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of October 31, 2010 and January 31, 2010:

		Asset Derivatives
		Fair Value
		October 31,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Commodity futures contracts	Other current assets	$30	$-

		Liability Derivatives
		Fair Value
		October 31,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010
		(In thousands)
Interest rate contracts	Accrued liabilities	$-	$641
Commodity futures contracts	Accrued liabilities	-	92
		$-	$733

    The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended October 31, 2010 and November 1, 2009, was as follows:

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Location of Derivative Gain or	October 31,	November 1,	October 31,	November 1,
Hedging Instruments	(Loss) Recognized in Income	2010	2009	2010	2009
		(In thousands)
Interest rate contracts	Interest expense	$-	$(118)	$-	$(537)
Agricultural commodity
futures contracts	Direct operating expenses	(77)	(256)	164	(796)
Gasoline commodity
futures contracts	Direct operating expenses	5	(22)	135	120
Total		$(72)	$(396)	$299	$(1,213)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

    The following table sets forth operating metrics for the three and nine months ended October 31, 2010 and November 1, 2009.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Change in Same Store Sales (on-premises sales only):
Company stores	5.0%	5.1%	4.6%	4.2%
Domestic Franchise stores	5.7	1.0	4.4	1.4
International Franchise stores	(8.6)	(15.6)	(9.2)	(28.8)
International Franchise stores, in constant dollars(1)	(12.3)	(16.8)	(14.8)	(21.9)

Change in Same Store Customer Count - Company stores	2.5%	N/A	3.1%	N/A

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,731	5,619	5,642	5,692
Convenience stores	5,152	5,230	5,114	5,373

Average weekly sales per door:
Grocers/mass merchants	$251	$241	$259	$241
Convenience stores	207	210	207	210

Systemwide Sales (in thousands):(2)
Company stores	$61,146	$59,738	$182,936	$185,008
Domestic Franchise stores	58,185	52,918	179,460	164,968
International Franchise stores	84,039	65,192	235,850	189,415
International Franchise stores, in constant dollars(3)	84,039	67,719	235,850	200,529

Average Weekly Sales Per Store (in thousands):(4)(5)
Company stores:
Factory stores:
Commissaries — off-premises	$176.6	$149.5	$173.1	$156.7
Dual-channel stores:
On-premises	30.2	27.7	29.9	27.8
Off-premises	39.3	37.2	39.7	36.8
Total	69.5	64.9	69.6	64.6
On-premises only stores	31.4	31.8	31.7	32.4
All factory stores	64.6	61.3	64.4	62.2
Satellite stores	17.9	18.1	18.1	18.1
All stores	55.9	54.9	56.5	56.2

Domestic Franchise stores:
Factory stores	$39.5	$35.8	$40.4	$37.4
Satellite stores	11.6	13.7	12.4	15.4

International Franchise stores:
Factory stores	$41.3	$35.7	$40.9	$35.7
Satellite stores	9.0	9.0	8.9	9.0

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.

(2)	Excludes sales among Company and franchise stores.

(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended November 1, 2009 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended October 31, 2010.

(4)	Includes sales between Company and franchise stores.

(5)	Metrics for the three and nine months ended October 31, 2010 include only stores open at October 31, 2010 and metrics for the three and nine months ended November 1, 2009 include only stores open at January 31, 2010.

     The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 56 consecutive weeks during the current year (but only to the extent such sales occurred in the 57th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year. Once a store has been open for at least 57 consecutive weeks, its sales are included in the computation of same store sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. The change in same store customer count is similarly computed, but is based upon the number of retail transactions reported in the Company’s point-of-sale system.

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

     The following table sets forth data about the number of systemwide stores as of October 31, 2010 and November 1, 2009.

	October 31,	November 1,
	2010	2009
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	37	40
On-premises only stores	26	25
Satellite stores	16	13
Total Company stores	85	84

Domestic Franchise stores:
Factory stores	101	101
Satellite stores	42	37
Total Domestic Franchise stores	143	138

International Franchise stores:
Factory stores	106	93
Satellite stores	315	248
Total International Franchise stores	421	341

Total systemwide stores	649	563

     The following table sets forth data about the number of store operating weeks for the three and nine months ended October 31, 2010 and November 1, 2009.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	78	78	238	234
Dual-channel stores	481	606	1,443	1,991
On-premises only stores	338	307	1014	918
Satellite stores	205	153	569	410

Domestic Franchise stores:(1)
Factory stores	1,326	1,322	3,978	3,947
Satellite stores	517	391	1452	1,037

International Franchise stores:(1)
Factory stores	1,154	1,075	3,241	3,209
Satellite stores	4,009	2,915	11,476	8,025

(1)	Metrics for the three and nine months ended October 31, 2010 include only stores open at October 31, 2010 and metrics for the three and nine months ended November 1, 2009 include only stores open at January 31, 2010.

     The following table sets forth the types and locations of Company stores as of October 31, 2010.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Missouri	4	-	-	4
Mississippi	1	-	-	1
North Carolina	11	3	1	15
Ohio	6	-	-	6
South Carolina	2	1	-	3
Tennessee	7	4	-	11
Texas	3	-	-	3
Virginia	6	-	-	6
West Virginia	1	-	-	1
Total	69	15	1	85

     Changes in the number of Company stores during the three and nine months ended October 31, 2010 and November 1, 2009 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 31, 2010
August 1, 2010	69	13	2	84
Opened	-	1	-	1
Changed store type	-	1	(1)	-
October 31, 2010	69	15	1	85

Nine months ended October 31, 2010
January 31, 2010	69	12	2	83
Opened	-	3	-	3
Closed	-	(1)	-	(1)
Changed store type	-	1	(1)	-
October 31, 2010	69	15	1	85

Three months ended November 1, 2009
August 2, 2009	77	11	1	89
Opened	-	1	1	2
Closed	(3)	(1)	-	(4)
Transferred	(3)	-	-	(3)
November 1, 2009	71	11	2	84

Nine months ended November 1, 2009
February 1, 2009	83	10	-	93
Opened	1	2	2	5
Closed	(9)	(2)	-	(11)
Change in store type	(1)	1	-	-
Transferred	(3)	-	-	(3)
November 1, 2009	71	11	2	84

     The following table sets forth the types and locations of domestic franchise stores as of October 31, 2010.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	2	-	7
Arkansas	2	-	-	2
Arizona	2	-	9	11
California	11	-	3	14
Connecticut	1	-	3	4
Colorado	2	-	-	2
Florida	11	5	1	17
Georgia	7	4	-	11
Hawaii	1	-	-	1
Iowa	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Louisiana	3	-	-	3
Missouri	2	1	-	3
Mississippi	2	-	-	2
North Carolina	6	1	-	7
Nebraska	1	-	1	2
New Mexico	1	-	1	2
Nevada	3	1	3	7
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	4	1	1	6
South Carolina	6	1	2	9
Tennessee	1	-	-	1
Texas	8	-	1	9
Utah	2	-	-	2
Wisconsin	1	-	-	1
Washington	8	-	-	8
Total	101	16	26	143

     Changes in the number of domestic franchise stores during the three and nine months ended October 31, 2010 and November 1, 2009 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 31, 2010
August 1, 2010	102	15	23	140
Opened	-	-	3	3
Closed	-	-	-	-
Change in store type	(1)	1	-	-
October 31, 2010	101	16	26	143

Nine months ended October 31, 2010
January 31, 2010	104	14	23	141
Opened	-	1	4	5
Closed	(2)	-	(1)	(3)
Change in store type	(1)	1	-	-
October 31, 2010	101	16	26	143

Three months ended November 1, 2009
August 2, 2009	100	12	21	133
Opened	-	-	2	2
Closed	-	-	-	-
Change in store type	(2)	2	-	-
Transferred	3	-	-	3
November 1, 2009	101	14	23	138

Nine months ended November 1, 2009
February 1, 2009	104	13	15	132
Opened	-	-	7	7
Closed	(3)	-	(1)	(4)
Change in store type	(3)	1	2	-
Transferred	3	-	-	3
November 1, 2009	101	14	23	138

     The types and locations of international franchise stores as of October 31, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
Country	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	6	3	24	20	53
Bahrain	2	-	2	5	9
Canada	4	-	-	-	4
China	1	-	-	-	1
Dominican Republic	1	-	-	-	1
Indonesia	2	-	2	3	7
Japan	12	-	7	-	19
Kuwait	3	-	23	2	28
Lebanon	2	-	6	3	11
Malaysia	2	1	1	1	5
Mexico	5	1	22	21	49
Philippines	4	3	12	1	20
The Commonwealth of Puerto Rico	4	-	-	-	4
Qatar	2	-	3	1	6
The Republic of Korea	31	1	8	-	40
The Kingdom of Saudi Arabia	9	-	63	9	81
The Kingdom of Thailand	2	-	-	-	2
Turkey	1	-	10	2	13
The United Arab Emirates	2	-	16	4	22
The United Kingdom	11	4	23	8	46
Total	106	13	222	80	421

     Changes in the number of international franchise stores during the three and nine months ended October 31, 2010 and November 1, 2009 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended October 31, 2010
August 1, 2010	103	14	214	78	409
Opened	6	-	8	2	16
Closed	(3)	(1)	-	-	(4)
October 31, 2010	106	13	222	80	421

Nine Months Ended October 31, 2010
January 31, 2010	95	14	180	69	358
Opened	17	-	46	12	75
Closed	(6)	(1)	(4)	(1)	(12)
October 31, 2010	106	13	222	80	421

Three months ended November 1, 2009
August 2, 2009	93	26	154	53	326
Opened	2	-	10	8	20
Closed	(2)	-	(2)	(1)	(5)
Change in store type	-	-	(4)	4	-
November 1, 2009	93	26	158	64	341

Nine Months Ended November 1, 2009
February 1, 2009	94	26	126	52	298
Opened	5	2	39	13	59
Closed	(6)	-	(5)	(5)	(16)
Change in store type	-	(2)	(2)	4	-
November 1, 2009	93	26	158	64	341

Three months ended October 31, 2010 compared to three months ended November 1, 2009

   Overview

     Total revenues rose by 7.9% for the three months ended October 31, 2010 compared to the three months ended November 1, 2009. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of these refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 9.6% in the three months ended October 31, 2010 compared to the three months ended November 1, 2009.

     A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Total revenues as reported	$90,228	$83,600
Sales by refranchised stores(1)	-	(1,904)
Royalties from refranchised stores(1)	(78)	(7)
KK Supply Chain sales to refranchised stores(1)	(657)	-
Adjusted total revenues exclusive of the effects of refranchising	$89,493	$81,689

(1)	Adjustments reflect amounts only for stores refranchised in fiscal 2010 because earlier refranchisings do no affect comparability between the periods presented.

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

     Consolidated operating income increased from $633,000 in the three months ended November 1, 2009 to $4.1 million in the three months ended October 31, 2010. Consolidated net income was $2.4 million in the three months ended October 31, 2010 compared to a net loss of $2.4 million in the three months ended November 1, 2009.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$61,565	$60,020
Domestic Franchise	2,040	1,945
International Franchise	4,389	3,583
KK Supply Chain:
Total revenues	45,001	39,314
Less - intersegment sales elimination	(22,767)	(21,262)
External KK Supply Chain revenues	22,234	18,052
Total revenues	$90,228	$83,600

Segment revenues as a percentage of total revenues:
Company Stores	68.2%	71.8%
Domestic Franchise	2.3	2.3
International Franchise	4.9	4.3
KK Supply Chain (external sales)	24.6	21.6
	100.0%	100.0%

Operating income (loss):
Company Stores	$(1,449)	$(1,380)
Domestic Franchise	499	811
International Franchise	3,018	2,117
KK Supply Chain	7,342	5,549
Total segment operating income	9,410	7,097
Unallocated general and administrative expenses	(4,936)	(6,355)
Impairment charges and lease termination costs	(399)	(109)
Consolidated operating income	$4,075	$633

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

			Percentage of Total Revenue
	Three Months Ended		Three Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$24,886	$24,682	40.4%	41.1%
Fundraising sales	4,058	3,753	6.6	6.3
Total on-premises sales	28,944	28,435	47.0	47.4
Off-premises sales:
Grocers/mass merchants	18,564	17,413	30.2	29.0
Convenience stores	13,334	13,555	21.7	22.6
Other off-premises	723	617	1.2	1.0
Total off-premises sales	32,621	31,585	53.0	52.6
Total revenues	61,565	60,020	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,694	20,910	36.9	34.8
Shop labor	12,278	11,938	19.9	19.9
Delivery labor	5,228	5,211	8.5	8.7
Employee benefits	4,409	5,259	7.2	8.8
Total cost of sales	44,609	43,318	72.5	72.2
Vehicle costs(1)	3,726	3,081	6.1	5.1
Occupancy(2)	2,165	2,366	3.5	3.9
Utilities expense	1,475	1,451	2.4	2.4
Depreciation expense	1,410	1,694	2.3	2.8
Settlement of litigation	-	750	-	1.2
Other operating expenses	4,830	4,603	7.8	7.7
Total store level costs	58,215	57,263	94.6	95.4
Store operating income	3,350	2,757	5.4	4.6
Other segment operating costs (3)	3,674	2,560	6.0	4.3
Allocated corporate overhead	1,125	1,577	1.8	2.6
Segment operating income (loss)	$(1,449)	$(1,380)	(2.4)%	(2.3)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Store segment sales from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended November 1, 2009	$28,435	$31,585	$60,020
Fiscal 2010 sales at refranchised stores	(1,250)	(654)	(1,904)
Fiscal 2010 sales at closed stores	(577)	(74)	(651)
Increase in sales at mature stores (open stores only)	1,395	1,764	3,159
Increase in sales at stores opened in fiscal 2010	180	-	180
Sales at stores opened in fiscal 2011	761	-	761
Sales for the three months ended October 31, 2010	$28,944	$32,621	$61,565

     Sales at Company Stores increased 2.6% in the third quarter of fiscal 2011 from the third quarter of fiscal 2010 due to an increase in sales from existing stores and stores opened in fiscal 2010 and fiscal 2011, partially offset by store closings and refranchisings. Excluding the effects of refranchising, Company Stores sales increased 5.9%.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	October 31,	November 1,
	2010	2009
On-premises:
Change in same store sales	5.0%	5.1%
Change in same store customer count	2.5%	N/A
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	2.0%	(10.4)%
Change in average weekly sales per door	4.1%	14.2%
Convenience stores:
Change in average weekly number of doors	(1.5)%	(12.0)%
Change in average weekly sales per door	(1.4)%	(1.9)%

   On-premises sales

     Same store sales at Company stores rose 5.0% in the third quarter of fiscal 2011 over the third quarter of fiscal 2010, of which the Company estimates approximately 3.4 percentage points is attributable to price increases. Additionally, the same store sales increase in the third quarter of fiscal 2011 reflects increased customer traffic partially offset by a decrease in the average guest check.

     The Company is implementing programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Sales to grocers and mass merchants increased to $18.6 million, with a 4.1% increase in average weekly sales per door and a 2.0% increase in the average number of doors served. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores declined in the third quarter of fiscal 2011 as a result of a large customer implementing an in-house doughnut program in fiscal 2010 to replace the Company’s products; the loss of doors associated with this customer accounted for approximately 1.2 percentage points of the 1.5% decline in the average number of convenience store doors served for the three months ended October 31, 2010. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

     The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011, and substantially completed implementing the increases during the second quarter. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products was approximately 8%.

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

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 0.3 percentage points from the third quarter of fiscal 2010 to 72.5% of revenues in the third quarter of fiscal 2011, due to increases in the cost of food, beverage and packaging. The cost of sugar rose approximately 27% from the third quarter of fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. The cost of shortening also rose year over year. In addition to higher ingredient costs, an increase in product returns in the off-premises channel also increased product costs as a percentage of revenues.

     Prices of agricultural commodities have been volatile in recent quarters, and that volatility continued in the third quarter of fiscal 2011. Notwithstanding that volatility, the trend in the Company’s costs for doughnut mix, shortening and sugar has been upward in recent years. In particular, the Company’s cost of sugar has been dramatically higher in fiscal 2011 as a result of the expiration earlier this year of a favorable KK Supply Chain sugar supply contract.

     In the third quarter of fiscal 2011, KK Supply Chain extended its sugar supply contract, supplies under which are expected to be exhausted in the second quarter of fiscal 2012; such extension is expected to cover the Company’s sugar requirements for the balance of fiscal 2012 and approximately half of the estimated requirements for fiscal 2013. The extension is expected to increase the Company Stores segment’s cost of sugar in the range of $2.5 million to $3.0 million in the second half of fiscal 2012. The cost increase under the contract in fiscal 2013 is less than the increase in the second half of fiscal 2012 because the contract price declines in fiscal 2013 compared to fiscal 2012. The Company also currently anticipates significant increases in the cost of doughnut mix, shortening and other ingredients in fiscal 2012 as a result of higher commodity prices. With the exception of sugar, the Company has not fixed the prices of a significant percentage of its raw materials and ingredients for fiscal 2012. The Company is evaluating the timing and scope of price increases necessary to mitigate these cost increases, and is also investigating other means to mitigate these increases, including changes to its production methods and processes.

     Employee benefits as a percentage of revenues declined by 1.6 percentage points from the third quarter of fiscal 2010 to 7.2% of revenues in the third quarter of fiscal 2011, principally due to lower store incentive provisions and a decrease in health care claims in the third quarter of fiscal 2011 compared to the prior year.

     Vehicle costs as a percentage of revenues rose from 5.1% of revenues in the third quarter of fiscal 2010 to 6.1% of revenues in the third quarter of fiscal 2011, principally as a result of higher rental expense on leased delivery trucks as a result of the Company replacing a portion of its aging delivery fleet. Fuel costs also increased in the third quarter of fiscal 2011. These increases were partially offset by a decrease in repairs and maintenance expense in the quarter.

     Company Stores’ expenses for the third quarter of fiscal 2010 include a charge of $750,000 for the settlement of environmental litigation.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Other segment operating costs as a percentage of revenues rose by 1.7 percentage points from the third quarter of fiscal 2010 to 6.0% of revenues in the third quarter of fiscal 2011 reflecting, among other things, increased spending on marketing costs not charged to stores, real estate and construction management costs and off-premises selling and support expenses.

     The Company Stores segment closed or refranchised a total of 17 stores since the end of fiscal 2009, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of October 31, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at October 31, 2010
			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$24,886	$22,966	40.4%	40.0%
Fundraising sales	4,058	3,642	6.6	6.3
Total on-premises sales	28,944	26,608	47.0	46.3
Off-premises sales:
Grocers/mass merchants	18,564	16,941	30.2	29.5
Convenience stores	13,334	13,310	21.7	23.2
Other off-premises	723	606	1.2	1.1
Total off-premises sales	32,621	30,857	53.0	53.7
Total revenues	61,565	57,465	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	22,694	19,985	36.9	34.8
Shop labor	12,263	11,274	19.9	19.6
Delivery labor	5,228	5,056	8.5	8.8
Employee benefits	4,408	4,952	7.2	8.6
Total cost of sales	44,593	41,267	72.4	71.8
Vehicle costs	3,726	2,993	6.1	5.2
Occupancy	2,093	1,996	3.4	3.5
Utilities expense	1,467	1,306	2.4	2.3
Depreciation expense	1,410	1,638	2.3	2.9
Other operating expenses	4,820	4,073	7.8	7.1
Total store level costs	58,109	53,273	94.4	92.7
Store operating income - ongoing stores	3,456	4,192	5.6%	7.3%
Store operating loss - closed and refranchised stores	(106)	(1,435)
Store operating income	$3,350	$2,757

   Domestic Franchise

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$1,929	$1,891
Development and franchise fees	-	-
Other	111	54
Total revenues	2,040	1,945

Operating expenses:
Segment operating expenses	1,385	1,009
Depreciation expense	56	14
Allocated corporate overhead	100	111
Total operating expenses	1,541	1,134
Segment operating income	$499	$811

    Domestic Franchise revenues increased 4.9% to $2.0 million in the third quarter of fiscal 2011 from $1.9 million in the third quarter of fiscal 2010. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $53 million in the third quarter of fiscal 2010 to $58 million in the third quarter of fiscal 2011. Approximately $2.1 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 5.7% in the third quarter of fiscal 2011.

    Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs.

    Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $410,000 in the Domestic Franchise segment for the three months ended October 31, 2010, most of which represented legal costs relating to the Company’s termination of the franchise agreements of one of its domestic franchisees.

    Domestic franchisees opened three stores in the third quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$4,005	$3,165
Development and franchise fees	384	418
Total revenues	4,389	3,583

Operating expenses:
Segment operating expenses	1,044	1,198
Depreciation expense	2	-
Allocated corporate overhead	325	268
Total operating expenses	1,371	1,466
Segment operating income	$3,018	$2,117

    International Franchise royalties increased 26.5%, driven by an increase in sales by international franchise stores from $65 million in the third quarter of fiscal 2010 to $84 million in the third quarter of fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $3.1 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The Company did not recognize as revenue approximately $700,000 and $560,000 of uncollected royalties which accrued during the third quarter of fiscal 2011 and 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the third quarter of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization. The aggregate royalty revenues earned from this franchisee were approximately $1.9 million for the year ended January 31, 2010, net of unrecognized royalty amounts and bad debt expense.

    International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 12.3%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

    International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to reduced bad debt expense, which totaled a credit of $130,000 in the third quarter of fiscal 2011 compared to an expense of $230,000 in the third quarter of fiscal 2010. The bad debt expense recorded in the third quarter of last year related principally to the Australian franchisee discussed above. This decline was partially offset by an increase in resources devoted to the development and support of international franchisees and higher incentive compensation provisions in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

    International franchisees opened 16 stores and closed four stores in the third quarter of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

    The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$15,699	$14,096	34.9%	35.9%
Other ingredients, packaging and supplies	27,529	23,732	61.2	60.4
Equipment	1,597	1,486	3.5	3.8
Fuel surcharge	176	-	0.4	-
Total revenues before intersegment sales elimination	45,001	39,314	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	29,869	26,696	66.4	67.9
Mark-to-market adjustment on agricultural derivatives	77	256	0.2	0.7
Inbound freight	887	852	2.0	2.2
Total cost of sales	30,833	27,804	68.5	70.7
Distribution costs:
Outbound freight	2,483	2,276	5.5	5.8
Other distribution costs	932	785	2.1	2.0
Total distribution costs	3,415	3,061	7.6	7.8
Other segment operating costs	2,938	2,395	6.5	6.1
Depreciation expense	198	219	0.4	0.6
Allocated corporate overhead	275	286	0.6	0.7
Total operating costs	37,659	33,765	83.7	85.9
Segment operating income	$7,342	$5,549	16.3%	14.1%

    KK Supply Chain revenues before intersegment sales elimination increased $5.7 million, or 14.5%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The increase reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the third quarter of last year resulting from higher systemwide sales.

    An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

    The decrease in cost of goods produced and purchased as a percentage of sales in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 reflects, among other things, an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and on finished mixes relatively constant when measured on a finished mix equivalent basis.

    Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

    Franchisees opened 19 stores and closed four stores in the third quarter of fiscal 2011. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

    General and administrative expenses were $4.8 million, or 5.3% of total revenues, in the third quarter of fiscal 2011 compared to $6.1 million, or 7.3% of total revenues, in the third quarter of fiscal 2010. General and administrative expenses in the third quarter of fiscal 2010 reflect professional fees and expenses of approximately $870,000 relating to the settlement in late fiscal 2010 of certain environmental litigation, and approximately $400,000 relating to the resolution of certain securities and shareholder derivative litigation, the last element of which was settled in fiscal 2010.

   Impairment Charges and Lease Termination Costs

    Impairment charges and lease termination costs were $399,000 in the third quarter of fiscal 2011 compared to $109,000 in the third quarter of fiscal 2010.

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$178
Recovery from bankruptcy estate of former subsidiary	-	(482)
Adjustments to previously recorded estimates	81	-
Total impairment of long-lived assets	81	(304)

Lease termination costs	318	413
	$399	$109

    Impairment charges relate principally to Company Stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. Impairment charges in the third quarter of fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in the third quarter of fiscal 2006, as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein.

    Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the third quarter of fiscal 2011 and 2010, the Company recorded lease termination charges of $318,000 and $413,000, respectively, principally reflecting a change in estimated sublease rentals on stores previously closed.

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

   Interest Expense

    The components of interest expense are as follows:

	Three Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$1,071	$1,449
Letter of credit and unused revolver fees	266	243
Amortization of deferred financing costs	248	206
Mark-to-market adjustments on interest rate derivatives	-	118
Amortization of unrealized losses on interest rate derivatives	-	275
Other	-	4
	$1,585	$2,295

    The decrease in interest accruing on outstanding indebtedness principally reflects the reduction of the principal outstanding under the Company’s term loan. The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

    The Company recorded equity in the earnings of equity method franchisees of $190,000 in the third quarter of fiscal 2011 compared to losses of $393,000 in the third quarter of fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

    The provision for income taxes was $417,000 in the third quarter of fiscal 2011 compared to $487,000 in the third quarter of fiscal 2010. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable, the majority of which represents foreign tax withholdings.

   Net Income

    The Company reported net income of $2.4 million for the three months ended October 31, 2010 and a net loss of $2.4 million for the three months ended November 1, 2009.

Nine months ended October 31, 2010 compared to nine months ended November 1, 2009

   Overview

    Total revenues rose by 4.1% for the nine months ended October 31, 2010 compared to the nine months ended November 1, 2009. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of these refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 5.8% in the nine months ended October 31, 2010 compared to the nine months ended November 1, 2009.

    A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Total revenues as reported	$270,277	$259,750
Sales by refranchised stores(1)	-	(6,483)
Royalties from refranchised stores(1)	(239)	(7)
KK Supply Chain sales to refranchised stores(1)	(2,007)	-
Adjusted total revenues exclusive of the effects of refranchising	$268,031	$253,260

(1)	Adjustments reflect amounts only for stores refranchised in fiscal 2010 because earlier refranchisings do no affect comparability between the periods presented.

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

    Consolidated operating income increased from $9.4 million in the nine months ended November 1, 2009 to $14.3 million in the nine months ended October 31, 2010. Consolidated net income was $9.1 million in the nine months ended October 31, 2010 compared to a net loss of $677,000 in the nine months ended November 1, 2009.

    Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$184,069	$185,730
Domestic Franchise	6,314	5,798
International Franchise	13,158	11,267
KK Supply Chain:
Total revenues	135,798	121,926
Less - intersegment sales elimination	(69,062)	(64,971)
External KK Supply Chain revenues	66,736	56,955
Total revenues	$270,277	$259,750

Segment revenues as a percentage of total revenues:
Company Stores	68.1%	71.5%
Domestic Franchise	2.3	2.2
International Franchise	4.9	4.3
KK Supply Chain (external sales)	24.7	21.9
	100.0%	100.0%

Operating income (loss):
Company Stores	$(3,214)	$2,951
Domestic Franchise	2,694	2,425
International Franchise	9,004	6,495
KK Supply Chain	23,361	19,375
Total segment operating income	31,845	31,246
Unallocated general and administrative expenses	(16,078)	(17,970)
Impairment charges and lease termination costs	(1,482)	(3,922)
Consolidated operating income	$14,285	$9,354

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$74,315	$77,410	40.4%	41.7%
Fundraising sales	11,412	10,804	6.2	5.8
Total on-premises sales	85,727	88,214	46.6	47.5
Off-premises sales:
Grocers/mass merchants	56,576	53,154	30.7	28.6
Convenience stores	39,730	42,620	21.6	22.9
Other off-premises	2,036	1,742	1.1	0.9
Total off-premises sales	98,342	97,516	53.4	52.5
Total revenues	184,069	185,730	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	68,113	63,246	37.0	34.1
Shop labor	36,753	36,430	20.0	19.6
Delivery labor	15,794	16,156	8.6	8.7
Employee benefits	13,326	14,841	7.2	8.0
Total cost of sales	133,986	130,673	72.8	70.4
Vehicle costs(1)	10,306	8,547	5.6	4.6
Occupancy(2)	6,956	8,041	3.8	4.3
Utilities expense	4,385	4,467	2.4	2.4
Depreciation expense	4,264	4,709	2.3	2.5
Settlement of litigation	-	750	-	0.4
Other operating expenses	14,068	13,633	7.6	7.3
Total store level costs	173,965	170,820	94.5	92.0
Store operating income	10,104	14,910	5.5	8.0
Other segment operating costs(3)	9,943	7,229	5.4	3.9
Allocated corporate overhead	3,375	4,730	1.8	2.5
Segment operating income (loss)	$(3,214)	$2,951	(1.7)%	1.6%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

    A reconciliation of Company Stores segment sales from the nine months ended November 1, 2009 to the nine months ended October 31, 2010 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the nine months ended November 1, 2009	$88,214	$97,516	$185,730
Fiscal 2010 sales at refranchised stores	(4,434)	(2,049)	(6,483)
Fiscal 2010 sales at closed stores	(4,647)	(1,480)	(6,127)
Fiscal 2011 sales at closed stores	247	-	247
Increase in sales at mature stores (open stores only)	3,594	4,355	7,949
Increase in sales at stores opened in fiscal 2010	1,707	-	1,707
Sales at stores opened in fiscal 2011	1,046	-	1,046
Sales for the nine months ended October 31, 2010	$85,727	$98,342	$184,069

    Sales at Company Stores decreased 0.9% in the first nine months of fiscal 2011 from the first nine months of fiscal 2010 due to store closings and refranchisings, partially offset by an increase in sales from existing stores and stores opened in fiscal 2010 and fiscal 2011. Excluding the effects of refranchising, Company Stores sales increased 2.7%.

    The following table presents sales metrics for Company stores:

	Nine Months Ended
	October 31,	November 1,
	2010	2009
On-premises:
Change in same store sales	4.6%	4.2%
Change in same store customer count (retail sales only)	3.1%	N/A
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	(0.9)%	(10.7)%
Change in average weekly sales per door	7.5%	10.0%
Convenience stores:
Change in average weekly number of doors	(4.8)%	(11.1)%
Change in average weekly sales per door	(1.4)%	(4.5)%

   On-premises sales

    Same store sales at Company stores rose 4.6% in the first nine months of fiscal 2011 over the first nine months of fiscal 2010, of which the Company estimates approximately 3.6 percentage points is attributable to price increases. Additionally, the same store sales increase in the first nine months of fiscal 2011 reflects increased customer traffic partially offset by a decrease in the average guest check.

    The Company is implementing programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

    Sales to grocers and mass merchants increased to $56.6 million, with a 7.5% increase in average weekly sales per door more than offsetting a 0.9% decline in the average number of doors served. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores declined in the first nine months of fiscal 2011 as a result of two large customers implementing in-house doughnut programs in fiscal 2010 to replace the Company’s products; the loss of doors associated with those two customers accounted for approximately 2.2 percentage points of the 4.8% decline in the average number of convenience store doors served for the nine months ended October 31, 2010. Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales.

    The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011, and substantially completed implementing the price increases in the second quarter. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products was approximately 8%.

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

   Costs and expenses

    Cost of sales as a percentage of revenues rose by 2.4 percentage points from the first nine months of fiscal 2010 to 72.8% of revenues in the first nine months of fiscal 2011, principally reflecting an increase in the cost of food, beverage and packaging. The cost of sugar rose approximately 27% from the first nine months of fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening and other ingredients also rose year over year. While on-premises and off-premises price increases approximated the amount of the cost increases, the substantially equal revenue and cost increases resulted in higher material cost measured as a percentage of revenues. In addition to higher ingredient costs, an increase in product returns in the off-premises channel also increased product costs as a percentage of revenues.

    Prices of agricultural commodities have been volatile in recent quarters, and that volatility continued in the third quarter of fiscal 2011. Notwithstanding that volatility, the trend in the Company’s costs for doughnut mix, shortening and sugar has been upward in recent years. In particular, the Company’s cost of sugar has been dramatically higher in fiscal 2011 as a result of the expiration earlier this year of a favorable KK Supply Chain sugar supply contract.

    In the third quarter of fiscal 2011, KK Supply Chain extended its sugar supply contract, supplies under which are expected to be exhausted in the second quarter of fiscal 2012; such extension is expected to cover the Company’s sugar requirements for the balance of fiscal 2012 and approximately half of the estimated requirements for fiscal 2013. The extension is expected to increase the Company Stores segment’s cost of sugar in the range of $2.5 million to $3.0 million in the second half of fiscal 2012. The cost increase under the contract in fiscal 2013 is less than the increase in the second half of fiscal 2012 because the contract price declines in fiscal 2013 compared to fiscal 2012. The Company also currently anticipates significant increases in the cost of doughnut mix, shortening and other ingredients in fiscal 2012 as a result of higher commodity prices. With the exception of sugar, the Company has not fixed the prices of a significant percentage of its raw materials and ingredients for fiscal 2012. The Company is evaluating the timing and scope of price increases necessary to mitigate these cost increases, and also investigating other means to mitigate these increases, including changes to its production methods and processes.

    Employee benefits as a percentage of revenues declined by 0.8 percentage points from the first nine months of fiscal 2010 to 7.2% of revenues in the first nine months of fiscal 2011, principally due to lower store incentive provisions and a decrease in health care claims in the first nine months of fiscal 2011 compared to the prior year.

    Vehicle costs as a percentage of revenues rose from 4.6% of revenues in the first nine months of fiscal 2010 to 5.6% of revenues in the first nine months of fiscal 2011, principally as a result of higher rental expense on leased delivery trucks as a result of the Company replacing a portion of its aging delivery fleet. Fuel costs were also higher in the first nine months of fiscal 2011. These increases were partially offset by a decrease in repairs and maintenance expense in the first nine months of fiscal 2011. Favorable adjustments to self-insurance reserves for vehicle liability claims in the first nine months of fiscal 2010 were approximately $300,000 higher than in the first nine months of fiscal 2011, as described below.

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

    Company Stores expenses for the first nine months of fiscal 2010 include a charge of $750,000 for the settlement of environmental litigation.

    The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

    Other segment operating costs as a percentage of revenues rose by 1.5 percentage points from the first nine months of fiscal 2010 to 5.4% of revenues in the first nine months of fiscal 2011 reflecting, among other things, increased spending on marketing costs not charged to stores and off-premises selling and support expenses. Additionally, beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $380,000 in the Company Stores segment for the nine months ended October 31, 2010 and are included in other segment operating costs.

    The Company Stores segment closed or refranchised a total of 17 stores since the end of fiscal 2009, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of October 31, 2010, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at October 31, 2010
			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$74,081	$68,875	40.3%	39.8%
Fundraising sales	11,399	10,258	6.2	5.9
Total on-premises sales	85,480	79,133	46.5	45.7
Off-premises sales:
Grocers/mass merchants	56,576	51,116	30.8	29.5
Convenience stores	39,730	41,168	21.6	23.8
Other off-premises	2,036	1,703	1.1	1.0
Total off-premises sales	98,342	93,987	53.5	54.3
Total revenues	183,822	173,120	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	68,012	58,902	37.0	34.0
Shop labor	36,639	33,232	19.9	19.2
Delivery labor	15,793	15,460	8.6	8.9
Employee benefits	13,300	13,474	7.2	7.8
Total cost of sales	133,744	121,068	72.8	69.9
Vehicle costs	10,296	8,098	5.6	4.7
Occupancy	6,641	6,521	3.6	3.8
Utilities expense	4,343	3,881	2.4	2.2
Depreciation expense	4,247	4,442	2.3	2.6
Other operating expenses	13,995	12,078	7.6	7.0
Total store level costs	173,266	156,088	94.3	90.2
Store operating income - ongoing stores	10,556	17,032	5.7%	9.8%
Store operating loss - closed and refranchised stores	(452)	(2,122)
Store operating income	$10,104	$14,910

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$5,937	$5,636
Development and franchise fees	20	-
Other	357	162
Total revenues	6,314	5,798

Operating expenses:
Segment operating expenses	3,154	2,986
Depreciation expense	166	57
Allocated corporate overhead	300	330
Total operating expenses	3,620	3,373
Segment operating income	$2,694	$2,425

     Domestic Franchise revenues increased 8.9% to $6.3 million in the first nine months of fiscal 2011 from $5.8 million in the first nine months of fiscal 2010. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $165 million in the first nine months of fiscal 2010 to $179 million in the first nine months of fiscal 2011. Approximately $7.1 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 4.4% in the first nine months of fiscal 2011.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses rose in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to an increase in resources devoted to the development and support of domestic franchisees and higher incentive compensation provisions. The increase was partially offset by a credit to bad debt expense in first nine months of fiscal 2011 compared to a charge in the first nine months of fiscal 2010. Bad debt expense was approximately $165,000 in the first nine months of fiscal 2010 due principally to provisions related to a single domestic franchisee. In the first nine months of fiscal 2011, bad debt expense was a credit of approximately $190,000, resulting principally from a recovery of receivables previously written off. Additionally, during the second quarter of fiscal 2010, the Company recorded charges of approximately $150,000 to the Domestic Franchise segment for the settlement of certain litigation.

     Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $720,000 in the Domestic Franchise segment for the nine months ended October 31, 2010, the majority of which represented legal costs relating to the Company’s termination of the franchise agreements of one of its domestic franchisees.

     Domestic franchisees opened five stores and closed three stores in the first nine months of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$11,576	$10,119
Development and franchise fees	1,582	1,148
Total revenues	13,158	11,267

Operating expenses:
Segment operating expenses	3,174	3,972
Depreciation expense	5	-
Allocated corporate overhead	975	800
Total operating expenses	4,154	4,772
Segment operating income	$9,004	$6,495

     International Franchise royalties increased 14.4% driven by an increase in sales by international franchise stores from $189 million in the first nine months of fiscal 2010 to $236 million in the first nine months of fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $12.7 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The Company did not recognize as revenue approximately $1.7 million and $720,000 of uncollected royalties which accrued during the first nine months of fiscal 2011 and fiscal 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the first nine months of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization. The aggregate royalty revenues earned from this franchisee were approximately $1.9 million for the year ended January 31, 2010, net of unrecognized royalty amounts and bad debt expense.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 14.8%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

     International development and franchise fees increased $434,000 in the first nine months of fiscal 2011 due to more store openings by international franchisees in the first nine months of fiscal 2011 than in the first nine months of last year.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to a decrease in the bad debt provision to a credit of $200,000 in the first nine months of fiscal 2011 compared to an expense of $630,000 in the first nine months of fiscal 2010.

     Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $340,000 in the International Franchise segment for the nine months ended October 31, 2010.

     International franchisees opened 75 stores and closed 12 stores in the first nine months of fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$46,906	$44,093	34.5%	36.2%
Other ingredients, packaging and supplies	83,590	73,180	61.6	60.0
Equipment	4,738	4,653	3.5	3.8
Fuel surcharge	564	-	0.4	-
Total revenues before intersegment sales elimination	135,798	121,926	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	89,740	81,288	66.1	66.7
Mark-to-market adjustment on agricultural derivatives	(164)	796	(0.1)	0.7
Inbound freight	2,659	2,734	2.0	2.2
Total cost of sales	92,235	84,818	67.9	69.6
Distribution costs:
Outbound freight	7,633	7,307	5.6	6.0
Other distribution costs	2,756	2,691	2.0	2.2
Total distribution costs	10,389	9,998	7.7	8.2
Other segment operating costs	8,373	6,216	6.2	5.1
Depreciation expense	615	669	0.5	0.5
Allocated corporate overhead	825	850	0.6	0.7
Total operating costs	112,437	102,551	82.8	84.1
Segment operating income	$23,361	$19,375	17.2%	15.9%

     KK Supply Chain revenues before intersegment sales elimination increased $13.9 million, or 11.4%, in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increase principally reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the first nine months of last year resulting from higher sales by Domestic and International Franchise stores.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     The decrease in cost of goods produced and purchased as a percentage of sales in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 reflects, among other things, an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and on finished mixes relatively constant when measured on a finished mix equivalent basis.

     Distribution costs as a percentage of total revenues fell in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as a result of freight cost reductions resulting from contracting with a third party manufacturer to produce doughnut mix for stores in the Western United States.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs also include a net credit in bad debt expense of approximately $860,000 in the first nine months of fiscal 2010. The net credits principally reflected sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis. As of October 31, 2010, the Company’s allowance for doubtful accounts from affiliated and unaffiliated franchisees totaled approximately $1.7 million.

     Franchisees opened 80 stores and closed 15 stores in the first nine months of fiscal 2011. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $15.5 million, or 5.7% of total revenues, in the first nine months of fiscal 2011 compared to $17.3 million, or 6.6% of total revenues, in the first nine months of fiscal 2010. General and administrative expenses decreased in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, reflecting the allocation to the segments of approximately $1.5 million of legal fees and expenses directly related to their operations that were included in general and administrative expenses prior to fiscal 2011. General and administrative expenses also reflect a decrease in professional fees and expenses of approximately $1.3 million as a result of the settlement in late fiscal 2010 of certain environmental litigation. General and administrative expenses in the first nine months of fiscal 2010 reflect a one-time credit of approximately $1.2 million of costs incurred in connection with certain securities and shareholder derivative litigation settled in October of 2006.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $1.5 million in the first nine months of fiscal 2011 compared to $3.9 million in the first nine months of fiscal 2010.

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Impairment of long-lived assets:
Current period charges	$899	$1,398
Recovery from bankruptcy estate of former subsidiary	-	(482)
Adjustments to previously recorded estimates	(109)	-
Total impairment of long-lived assets	790	916

Lease termination costs	692	3,006
	$1,482	$3,922

     Impairment charges relate principally to Company Stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. Impairment charges for the first nine months of fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in the third quarter of fiscal 2006, as more fully described in Note 5 to the consolidated financial statements appearing elsewhere herein.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the first nine months of fiscal 2011, the Company recorded lease termination charges of $692,000 reflecting a change in estimated sublease rentals on stores previously closed and charges related to a store closure and a store relocation, offset by the reversal of previously recorded accrued rent related to those stores. In the first nine months of fiscal 2010, the Company recorded lease termination charges of $3.0 million related principally to the termination of two leases having rental rates substantially above the current market levels.

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

   Interest Expense

     The components of interest expense are as follows:

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$3,382	$4,529
Letter of credit and unused revolver fees	866	752
Fees associated with credit agreement amendments	-	925
Write-off of deferred financing costs associated with credit agreement amendments	-	89
Amortization of deferred financing costs	560	547
Mark-to-market adjustments on interest rate derivatives	-	537
Amortization of unrealized losses on interest rate derivatives	152	941
Other	63	104
	$5,023	$8,424

     The decrease in interest accruing on outstanding indebtedness principally reflects the reduction of principal outstanding under the Company’s term loan. The resulting reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 Amendments to the credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually. The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the earnings of equity method franchisees of $371,000 in the first nine months of fiscal 2011 compared to losses of $506,000 in the first nine months of fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The provision for income taxes was $979,000 in the first nine months of fiscal 2011 compared to $783,000 in the first nine months of fiscal 2010. Each of these amounts includes, among other things, adjustments to the valuation allowance or deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable, the majority of which represents foreign tax withholdings.

   Net Income

     The Company reported net income of $9.1 million for the nine months ended October 31, 2010 and a net loss of $677,000 for the nine months ended November 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2011 and fiscal 2010.

	Nine Months Ended
	October 31,	November 1,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$12,834	$15,897
Net cash used for investing activities	(2,763)	(5,795)
Net cash used for financing activities	(8,530)	(27,097)
Net increase (decrease) in cash and cash equivalents	$1,541	$(16,995)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $12.8 million and $15.9 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.

     Cash payments on leases related to closed stores were approximately $3.2 million higher in the first nine months of fiscal 2010 than in the first nine months of fiscal 2011. Net cash provided by operating activities for the first nine months of fiscal 2011 reflects the payment of approximately $4.8 million of incentive compensation earned in fiscal 2010; there were no corresponding payments in the nine months ended November 1, 2009. In addition, cash provided by operating activities in the first nine months of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. An increase in KK Supply Chain revenues and higher royalty revenues resulting from growth in the number of franchisees, as well as higher off-premises sales, resulted in a $3.0 million increase in accounts receivable in the first nine months of fiscal 2011. The balance in the change in cash flows from operating activities reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $2.8 million in the first nine months of fiscal 2011 and $5.8 million in the first nine months of fiscal 2010.

     Cash used for capital expenditures decreased to approximately $5.5 million in the first nine months of fiscal 2011 from $6.2 million in the first nine months of fiscal 2010. The Company currently expects capital expenditures not to exceed $13 million in fiscal 2011. In addition, the Company realized proceeds from the sale of property and equipment of $2.7 million in the first nine months of fiscal 2011 from the sale of closed stores compared to $156,000 of proceeds from the sale of property and equipment in the first nine months of fiscal 2010.

Cash Flows from Financing Activities

     Net cash used by financing activities was $8.5 million in the first nine months of fiscal 2011, compared to $27.1 million in the first nine months of fiscal 2010.

     During the first nine months of fiscal 2011, the Company repaid $8.1 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $550,000 of scheduled principal amortization, $2.6 million of prepayments from the sale of assets related to a closed store and a discretionary prepayment of $5 million made on the term loan during the third quarter. During the first nine months of fiscal 2010, the Company repaid approximately $25.9 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $900,000 of scheduled principal amortization, a prepayment of $20 million in connection with amendments to the Company’s credit facilities as described in Note 4 to the consolidated financial statements appearing elsewhere herein, and a discretionary prepayment of $5 million made on the term loan during the third quarter. Additionally, the Company paid approximately $1.9 million in fees to its lenders in the first nine months of fiscal 2010 to amend its credit facilities. Of such aggregate amount, $954,000 was capitalized as deferred financing costs and the balance of approximately $925,000 was charged to interest expense.

   Recent Accounting Pronouncements

     In the first quarter of fiscal 2011, the Company adopted amended accounting standards related to the consolidation of variable-interest entities. The amended standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Adoption of the new standards resulted in the Company recognizing a divestiture of three stores sold by the Company in the October 2009 refranchising transaction described under “Basis of Consolidation,” in Note 1 to the consolidated financial statements appearing elsewhere herein. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010, the first day of fiscal 2011. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2010 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of October 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended October 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. LEGAL PROCEEDINGS.

     Except as described below, there have been no material changes from the disclosures contained in Part 1, Item 3, “Legal Proceedings,” in the 2010 Form 10-K.

California Wage/Hour Litigation

     On October 1, 2010, the Alameda, California County Superior Court concluded this litigation by issuing a final order approving the class-action settlement and entering judgment consistent with the settlement in principle described in the Company's 2010 Form 10-K. The Company paid $950,000 previously recorded in January 2010 for settlement of this matter.

Item 1A. RISK FACTORS.

     Except as described below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2010 Form 10-K.

Recent healthcare legislation could adversely affect our business.

     Recent Federal legislation regarding government-mandated health benefits may increase our and our domestic franchisees’ costs. Due to the breadth and complexity of the healthcare legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the healthcare legislation on our business and the businesses of our domestic franchisees over the coming years. Possible adverse effects of the legislation include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. Our results of operations, financial position and cash flows could be adversely affected. Our domestic franchisees face the potential of similar adverse effects.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. (REMOVED AND RESERVED).

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

Exhibit
Number		Description of Exhibits
3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Employment agreement, dated as of September 14, 2010, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 1, 2010	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)