Form 10-K
period 2011-01-30
KRISPY KREME DOUGHNUTS INC
filed 2011-03-31
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2011

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 30, 2010 was $264.6 million.

     Number of shares of Common Stock, no par value, outstanding as of March 25, 2011: 67,527,196.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders to be held on June 14, 2011 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2012, fiscal 2011, fiscal 2010 and fiscal 2009 mean the fiscal years ended January 29, 2012, January 30, 2011, January 31, 2010 and February 1, 2009, respectively.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:
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

  risks associated with competition;

  risks related to the food service industry, including food safety and protection of personal information;

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

PART I

Item 1. BUSINESS.

Company Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts, complementary beverages and treats and packaged sweets. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme stores, at which over 20 varieties of high-quality doughnuts, including the Company’s Original Glazed® doughnut, are sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     The Company generates revenues from four business segments: Company stores, domestic franchise stores, international franchise stores, and the KK Supply Chain. The revenues and operating income of each of these segments for each of the three most recent fiscal years is set forth in Note 16 to the Company’s consolidated financial statements appearing elsewhere herein.

     Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These stores sell doughnuts and complementary products through the on-premises and off-premises sales channels and come in two formats: factory stores and satellite stores. Factory stores have a doughnut-making production line, and many of them sell products through both on-premises and off-premises sales channels to more fully utilize production capacity. Satellite stores, which serve only on-premises customers, are smaller than most factory stores, and include the hot shop and fresh shop formats. As of January 30, 2011 there were 85 Company stores in 19 states and the District of Columbia, including 69 factory and 16 satellite stores.

     Domestic Franchise Stores. The Domestic Franchise segment consists of the Company’s domestic store franchise operations. Domestic franchise stores sell doughnuts and complementary products through the on-premise and off-premise sales channels in the same way and using the same store formats as in the Company Stores segment. As of January 30, 2011 there were 144 domestic franchise stores in 28 states, consisting of 102 factory and 42 satellite stores.

     International Franchise Stores. The International Franchise segment consists of the Company’s international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel in the same way and using the same store formats as in the Company Stores segment, and also using a kiosk format. A portion of sales by the franchisees in Canada, the United Kingdom and in Australia are made to off-premises customers. As of January 30, 2011 there were 417 international franchise stores in 20 countries, consisting of 106 factory and 311 satellite stores.

     KK Supply Chain. The KK Supply Chain produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies, principally to Company-owned and domestic franchise stores.

     As of January 30, 2011, there were 229 Krispy Kreme stores operated domestically in 37 states and in the District of Columbia, and there were 417 shops in 20 other countries around the world. Of the 646 total stores, 277 were factory stores and 369 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	85	-	85
Franchise stores	144	417	561
Total	229	417	646

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

     In 1939, Mr. Rudolph registered the trademark “Krispy Kreme” with the United States Patent and Trademark Office. The business grew rapidly and the number of shops grew, opened first by family members and later by licensees.

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

     With new leadership, a renewed focus on the hot doughnut experience became a priority for the Company and led to the birth of the Doughnut Theater®, in which the doughnut-making production line is visible to consumers, creating a multi-sensory experience unique to Krispy Kreme that is an important distinguishing feature of our brand. The Company began to expand outside of the Southeast and opened a store in New York City in 1996. Soon afterward, in 1999, the Company opened its first store in California and began its national expansion. In April 2000, Krispy Kreme held an initial public offering of common stock, and in December 2001, the Company opened its first international store, in Canada, and began its international expansion.

     When the Company turned 60 years old in 1997, Krispy Kreme’s place as a 20th century American icon was recognized by the induction of Company artifacts into the Smithsonian Institution’s National Museum of American History.

     The last decade of the 20th century and the early years of the 21st was a period of rapid growth in the number of stores and domestic geographic reach of Krispy Kreme, particularly following the April 2000 initial public offering. In many instances, the Company took minority ownership positions in new franchisees, both domestic and international. Enthusiasm for the brand generated very high average unit sales volumes as Krispy Kreme stores expanded into new geographic territories, and the Company generated significant earnings driven by the domestic store expansion. The initial success of a number of franchisees led the Company to reacquire several franchise markets in the United States in 2003 and early 2004, often at substantial premiums. By late 2003, average unit volumes began to fall as initial sales levels in many new stores proved to be unsustainable, which adversely affected earnings of both the Company and franchisees, leading to a period of retrenchment characterized by over 240 domestic store closings from 2004 through 2009. The Company’s revenues fell significantly during this period, principally as a result of store closings by the Company and by franchisees, and the Company incurred significant losses, including almost $300 million in impairment charges and lease termination costs during this period related principally to store closings and to the writeoff of goodwill from the franchise acquisitions.

     While the domestic business was going through a period of retrenchment, the Company greatly increased its international development efforts. Those efforts, which are continuing, have resulted in the recruitment of new franchisees in 16 countries since the end of 2004, and those franchisees, together with existing franchisees in four other countries, have opened a cumulative net total of 396 Krispy Kreme stores since the end of 2004. As of January 30, 2011, of the 646 Krispy Kreme stores worldwide, 417 are operated by franchisees outside the United States. Many of those franchisees pioneered the development of new small Krispy Kreme satellite shop formats which, in tandem with traditional factory stores or commissaries, as well as a new small factory store model, serve as the prototype for the small shop business model and hub and spoke distribution system the Company currently is developing to serve domestic markets and reignite growth in the United States.

     In fiscal 2011, growth returned to the domestic business. The Company’s revenues from domestic customers and the total number of Krispy Kreme shops operating in the United States each rose for the first time since fiscal 2005.

     Today, Krispy Kreme enjoys over 65% unaided brand awareness, and our Hot Krispy Kreme Original Glazed Now® sign is an integral contributor to the brand’s mystique. In addition, the Doughnut Theater® in factory stores provides a multi-sensory introduction to the brand and reinforces the unique Krispy Kreme experience in 21 countries around the world.

Industry Overview

     Krispy Kreme operates within the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc.’s CREST®, which tracks consumer usage of the foodservice industry, QSR sales have grown at an annual rate of about 3% over the past 10 years. The NPD Group projects QSR sales to rise 3% in calendar 2011 from the $230 billion posted in calendar 2010.

     We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, high unemployment, low consumer confidence, tightened credit and other factors have taken their toll on consumers and their ability to increase spending, resulting in fewer visits to restaurants and related dollar growth. As a result, QSR sales may continue to be adversely impacted by the current recessionary environment or sharp increases in commodity or energy prices. The Company believes increased prices of agricultural products and energy are more likely to significantly affect its business than are economic conditions generally, because the Company believes its products are affordable indulgences that appeal to consumers in all economic environments.

     Our QSR competitors include Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as Tim Hortons and regionally and locally owned doughnut shops and bakeries. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value.

     In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, foodservice and institutional accounts, and vending. Our off-premises competitors include makers of doughnuts and snacks sold through all of these off-premises sales channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, we compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Hostess, Little Debbie and Sara Lee, as well as regional brands.

     Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data are available. Information Resources, Inc. data indicate that, during calendar 2010, doughnut industry sales rose approximately 1% year-over-year in grocery stores and rose approximately 2% in convenience stores.

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

Hot Krispy Kreme Original Glazed Now® sign. The Hot Krispy Kreme Original Glazed Now® sign, when illuminated, is a signal that our hot Original Glazed® doughnuts are being served. The Hot Krispy Kreme Original Glazed Now® sign is an impulse purchase generator and an integral contributor to our brand. Our Original Glazed® doughnuts are made for several hours every morning and evening, and at other times during the day at our factory stores. We also operate hot shops, which are satellite locations supplied with unglazed doughnuts from a nearby factory store or commissary. Hot shops use tunnel ovens to heat unglazed doughnuts throughout the day, which are then finished using the same glaze waterfall process used at factory stores.

Sharing. Krispy Kreme doughnuts are a popular choice for sharing with friends, family, co-workers and fellow students. Consumer research shows that approximately 70% of purchases at our domestic shops are for sharing occasions; and in Company stores, approximately 60% of retail transactions are for sales of one or more dozen doughnuts. The strength of our brand in shared-use occasions transcends international borders. Sales of dozens comprise a significant portion of shop sales transactions around the world, and the sharing concept is an integral part of our global marketing approach.

Community relationships. We are committed to local community relationships. Our store operators support their local communities through fundraising programs and sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations.

Strategic Initiatives

     We have developed a number of strategic initiatives designed to foster the Company’s growth and improve its profitability. The major initiatives to which we are devoting our efforts are discussed below.

   Developing and Testing Domestic Small Shop Formats To Drive Sales and Profitability

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

  to reduce the investment required to produce a given level of sales and reduce operating costs by operating smaller satellite stores supplied by larger, more expensive traditional factory stores;

  to increase the number of markets which can support a factory store through the continuing development of smaller factory store models;

  to achieve greater production efficiencies by centralizing doughnut production to minimize the burden of fixed costs;

  to achieve greater consistency of product quality through a reduction in the number of doughnut-making locations;

  to enable store employees to focus on achieving excellence in customer satisfaction and in-shop consumer experience.
     We intend to focus development of Company stores in the Southeast in order to achieve economies of scale and minimize the geographic span of our Company store operations, and to develop the other domestic markets through franchising. We view successful development and demonstration of the small shop hub and spoke economic model as critical to attracting ongoing franchisee investment in the United States. Most of our international franchisees utilize hub and spoke models, and there currently are over 311 satellite locations in operation in 16 foreign countries, which represents approximately 75% of all international franchise shops.

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

     We chose these markets as our initial focus of small shop development because they are markets in which our brand has been particularly successful, and they have an existing base of Krispy Kreme factory shops from which to build. By choosing markets with these characteristics, we hope to develop small shops and implement the hub and spoke model on a market-wide basis more rapidly than would be possible in larger markets. In addition, there are large population centers in the Southeast which we believe have the capacity to absorb a large number of new Company-owned Krispy Kreme shops, including Washington, D.C. and Atlanta. Moreover, successful development of small factory shop economic models could allow us to locate shops in smaller population towns and areas than has traditionally been possible, which could significantly increase the potential number of franchise stores nationwide.

     We opened four new small shops in fiscal 2011, and expect to open between five and ten additional small shops in each of the next two fiscal years.

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

   Developing, Testing and Deploying New Products

     Sales of doughnuts comprise over 88% of our retail sales. In addition to improving consumer convenience by expanding the number of shops and points of distribution in our markets, we will continue to develop and deploy a brand relevant range of menu offerings to give consumers more reasons to visit Krispy Kreme Shops more often and to improve our sales. We are continuing to test and improve Kool Kreme® soft serve and baked goods. We are in the initial stages of testing KK for You menu offerings, including new products such as low fat yogurt, oatmeal and juices designed to make our menu appeal to a broader spectrum of consumers and to stimulate new use occasions.

     Outside the United States, we are working with our franchisees to broaden their menu offerings. Non-doughnut product offerings include the Krispy Kreme Baked Creations® line of baked goods which has been introduced in the Philippines and Korea.

   Improving Our Off-Premises Business

     Over half of our Company shops’ sales are sales to grocers, mass merchants, convenience stores and other off-premises customers. We believe we have less ability to recover higher costs of agricultural commodities in the off-premises channel than we do in the on-premises channel, and we have the additional cost pressures associated with generally rising fuel costs and substantial product returns stemming from the relatively short shelf-life of our signature yeast-raised doughnut. We are focusing on enhancing our product line to increase consumer value by offering products with longer shelf-lives, as well as modernizing our delivery fleet, rationalizing delivery routes, improving our packaging graphics and enhancing customer service to improve the profitability of off-premises distribution,

     We believe the Krispy Kreme brand should be represented in off-premises distribution channels. Over time, we expect our off-premises product line to become increasingly differentiated from the products offered in our shops in order to improve the economics of this distribution channel.

   Building On Our Success Internationally

     Our international franchisees’ expansion in the past four years has been outstanding, with international stores growing from 123 to 417 and from 31% of our total store count to 65%. We have been devoting additional resources, principally people, to supporting the growth of our international franchisees, and we expect to devote even more resources to supporting international franchisees in fiscal 2012. Krispy Kreme is now represented in 20 countries outside the United States, and we believe the international growth potential in the coming years is substantial. It is our goal to more than double the number of our international shops over the next five years.

   Enhancing Franchisee Support

     The success of our franchisees is key to our success. We are devoting additional resources to franchisee operational support, both domestically and internationally, and we expect to expand the level of that support. We are increasing the number of personnel devoted to helping our franchisees succeed, including not only franchisee field support employees, but also additional personnel in the KK Supply Chain to more effectively and rapidly support an increasingly global business. In addition, many of the operational tools developed for our Company shops are being deployed by some of our franchisees to improve their shop economics. During fiscal 2011, we deployed a number of new management tools to our international franchisees, including new operating, site selection and acquisition, market planning and store design manuals, as well as new cost of goods sold, production planning, and labor management tools.

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

   Products

     Doughnuts and Related Products. We currently make and sell over 20 varieties of high-quality doughnuts, including our signature Original Glazed® doughnut. Most of our doughnuts, including our Original Glazed® doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. We have become known for seasonal doughnuts that come in a variety of non-traditional shapes, including hearts, pumpkins, footballs, eggs and snowmen, and which often feature complementary icings and fillings. We also offer other doughnut varieties on a limited time basis to provide interest to our guests and excitement to our team members. Generally, products for domestic stores are first tested in our Company stores and then rolled out to our franchise stores, although we have approved for testing at franchise locations new products which we believe are compatible with our brand image and which meet our demanding quality standards. Sales of doughnuts comprise approximately 88% of total retail sales, with the balance comprised principally of beverage sales.

     Many of the doughnut varieties we offer in our doughnut shops are also distributed through off-premises sales channels. In addition, we offer a number of products exclusively through off-premises channels, including honeybuns, fruit pies, mini-crullers and chocolate products, generally packaged as individually wrapped snacks or packaged in snack bags. We also have introduced products in non-traditional packaging for distribution through grocery stores, mass merchants and convenience stores. Sales of yeast-raised doughnuts comprise approximately 80% of total off-premises sales, with cake doughnuts and all other product offerings as a group each comprising approximately 10% of total off-premises sales.

     Complementary products. We continue to develop and test products that complement our brand, including a proprietary soft serve trademarked as Kool Kreme® that is now offered in 17 Company shops and a smaller number of franchise locations. We are testing a variety of baked goods including sweet rolls, pecan rolls, muffins and bagels and have begun a test of alternative tastes including oatmeal, yogurt, granola and juices branded as KK for You.

     Beverages. We have a complete beverage program which includes drip coffees, both coffee-based and non-coffee-based frozen drinks, juices, sodas, milks, water and packaged and fountain beverages. We are continuing to develop beverages such as espresso, cappuccino and hot chocolate, and plan to launch a revamped coffee program by the fall of 2011. Sales of beverages comprise approximately 11% of our total retail sales.

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

     Traditional factory stores generally are located in freestanding suburban locations generally ranging in size from approximately 2,400 to 8,000 square feet, and typically have the capacity to produce between 2,800 and 16,000 dozen doughnuts daily. The relatively larger factory stores often engage in both on-premises and off-premises sales, with the allocation between such channels dependent on the stores’ capacities and the characteristics of the markets in which the stores operate. Relatively smaller traditional factory stores, which typically have less production capacity, serve only on-premises customers. Our newest traditional factory store is located in Pensacola, Florida, and serves both on-premises and off-premises customers. The store was constructed in fiscal 2008; its aggregate cost was approximately $1.8 million, including the core building, building upfit, equipment, furniture and fixtures and signage, but excluding the land, which the Company has owned for many years.

     When the production line is producing our Original Glazed® doughnut, we illuminate our Hot Krispy Kreme Original Glazed Now® sign, which is a signal that our hot Original Glazed® doughnuts are being served. Our high volume dayparts are mornings and early evenings. The breakdown of our sales by daypart is approximately as follows (hours between 11:00 p.m. and 6:00 a.m. have been omitted because very few of our stores are open to the public during these hours):

Hours	Percentage of Retail Sales
6 a.m. – 11 a.m.	34%
11 a.m. – 2 p.m.	13%
2 p.m. – 6 p.m.	21%
6 p.m. – 11 p.m.	28%

     The factory store category also includes six commissaries, five of which have multiple production lines; each line has the capacity to produce between 4,000 dozen and 16,000 dozen doughnuts daily. The commissaries typically serve off-premises customers exclusively, although some commissaries produce certain products (typically longer shelf-life products such as honeybuns) that are shipped to other factory stores where they are distributed to off-premises customers together with products manufactured at the receiving store.

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

   Small Retail Shop Format

     In recent years, we have been developing several new small domestic shop formats to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores that are more convenient to our customers, reducing the initial store investment, reducing our per store fixed costs and lowering breakeven points, and leveraging the production capacity in the existing installed base of traditional factory stores. Our international franchisees pioneered the development of the small shop formats, which include small factory stores that operate independently, as well as satellite stores, which are located in proximity to existing traditional factory stores which supply finished and unglazed doughnuts to the satellites using a hub and spoke distribution system. Most of our international franchisee use a hub and spoke distribution model; approximately 75% of Krispy Kreme shops outside the United States are satellite shops, with the fresh shop being the predominant format.

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

     Small Factory Stores. We have developed a domestic small retail-only factory store which occupies approximately 2,400 square feet and which contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. We operate two of these small factory stores, and view this format as a viable alternative with which to deliver the Krispy Kreme Doughnut Theater® experience to consumers in relatively smaller geographic markets. Each of our two small factory stores has the capacity to produce approximately 1,000 dozen doughnuts per day, although the small factory store configuration, with minor modification, can accommodate equipment with the capacity to produce approximately 2,400 dozen doughnuts per day. The capital cost of the small factory store we opened in fiscal 2010 was approximately $850,000, including equipment, furniture and fixtures, signage and building upfit. We are continuing to refine the small factory model to reduce the initial capital cost of this format.

     Outside the United States, small factory stores are more numerous than larger traditional factory stores. Because many international factory stores are located in urban areas where lease rates are relatively high, these shops tend to be smaller than domestic factory stores. In addition, because international factory shops generally serve only on-premises customers, the space required to support off-premises distribution is not required.

     Satellite Stores. In addition, we have developed and are testing domestic satellite stores. All these shops serve only on-premises customers, are smaller than traditional factory stores, and do not contain a doughnut making production line. Satellite stores consist of the hot shop and fresh shop formats, and typically range in size from approximately 900 to 2,400 square feet (exclusive of larger factory stores that have been converted to satellites). In each of these formats, the Company sells doughnuts, beverages and complementary products, with the doughnuts supplied by a nearby traditional factory store or a commissary.

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

     Fresh shops are similar to hot shops, but do not contain doughnut heating and finishing equipment. All of the doughnuts sold at fresh shops are delivered fully finished from the factory hub. The fresh shop format is the predominant satellite format used by our international franchisees, comprising approximately 71% of all international satellite shops.

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

     We opened three new Company-operated small retail shops in fiscal 2011, all of which were hot shops. In addition, the Company acquired from a franchisee a fresh shop located in Pennsylvania Station in New York City, which the Company ultimately intends to refranchise. In fiscal 2010, we opened one small factory store, three hot shops and two fresh shops. The level of sales generated at the two fresh shops did not meet our expectations, and in fiscal 2011 we converted one of the fresh shops to a hot shop and closed the other fresh shop. We plan to open five to ten small retail shops in fiscal 2012, all in the Southeastern United States. While we may open new fresh shops in the future, because we believe the hot doughnut experience is particularly important to consumers in the Southeast, we expect all the Company owned shops opening in fiscal 2012 will offer our hot Original Glazed® doughnuts. The average capital cost of the satellite stores we opened in the past two fiscal years was approximately $430,000, including equipment, furniture and fixtures, signage and building upfit. We are continuing to refine these shop models in order to reduce their initial capital cost.

     The ability to accommodate a drive-thru window is an important characteristic in most new shop locations, including both factory stores and satellite shops. Of our 79 shops which serve on-premises customers, 73 have drive-thrus, and drive-thru sales comprise approximately 46% of these shops’ retail sales. At some of the shops which produce doughnuts 24 hours per day, we are experimenting with continuous drive-thru operation.

     The following table sets forth the type and locations of Company stores as of January 30, 2011.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	11	3	-	14
Ohio	6	-	-	6
South Carolina	2	1	-	3
Tennessee	7	4	-	11
Texas	3	-	-	3
Virginia	6	-	-	6
West Virginia	1	-	-	1
Total	69	15	1	85

     Changes in the number of Company stores during the past three fiscal years are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
February 3, 2008	97	5	3	105
Opened	-	-	-	-
Closed	(4)	-	(2)	(6)
Refranchised	(5)	-	(1)	(6)
Change in store type	(5)	5	-	-
February 1, 2009	83	10	-	93
Opened	1	3	2	6
Closed	(10)	(2)	-	(12)
Refranchised	(4)	-	-	(4)
Change in store type	(1)	1	-	-
January 31, 2010	69	12	2	83
Opened	-	3	1	4
Closed	-	(1)	(1)	(2)
Refranchised	-	-	-	-
Change in store type	-	1	(1)	-
January 30, 2011	69	15	1	85

   Off-Premises Sales

     Off-premises sales accounted for slightly over half of fiscal 2011 revenues in the Company Stores segment. Of the 85 stores operated by the Company as of January 30, 2011, 41 serve the off-premises distribution channel, including six commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from six to 15 doughnuts. In addition, we offer in the off-premises distribution channel a number of doughnuts and complementary products that we do not offer in our restaurants, including honeybuns, mini-crullers, fruit pies and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays, but occasionally are stocked on customers’ shelves. We strongly prefer marketing our products from our branded display tables because those displays give our products substantially greater visibility in the store than does on-shelf stocking. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases that also contain branded packaging for loose doughnut sales.

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

     In response to these off-premises trends, the Company has reemphasized marketing of new and existing longer shelf-life products, including products made by third parties, and has developed order management systems to more closely match display quantities and assortments with consumer demand and reduce the amount of unsold product. The goals of these efforts are to reduce spoilage and to increase the average weekly sales derived from each off-premises distribution point. In addition, where possible, the Company has eliminated relatively lower sales volume distribution points and consolidated off-premises sales routes in order to reduce delivery costs and increase the average revenue per distribution point and the average revenue per mile driven.

   Store Operations

     General store operations. We outline standard specifications and designs for each Krispy Kreme store format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training, marketing and advertising. We revised and improved these store operating manuals and deployed them at Company and domestic franchise stores in fiscal 2011.

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

     Management and staffing. Responsibility for our Company Stores segment is jointly vested in two senior vice presidents who report to our chief executive officer. Our Senior Vice President of Company Store Operations focuses on operations at retail-only shops and on both the doughnut production and QSR elements of our stores that serve both on-premises and off-premises customers. Company Stores Operations operates through regional vice presidents, market managers and store management. Through our regional vice presidents and market managers, each of whom is responsible for a specific geographic region, we communicate frequently with all store managers and their staff using store audits, weekly communications by telephone or e-mail and both scheduled and surprise store visits. Our Senior Vice President of Off-Premises Operations is responsible for off-premises distribution at all retail locations serving off-premises customers, and for operation of our six commissaries. The Off-Premises Operations management structure consists principally of a vice president of commissary operations who supervises the operations of our six commissaries through managers at these locations, and a sales organization consisting of national and regional off-premises sales managers who deal with larger customers and in-store sales personnel responsible for managing sales and deliveries to individual customer locations.

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

     In fiscal 2011, we began enhancing our shops’ timekeeping systems by deploying and beginning implementation of new labor scheduling technology to help our shop managers better match staffing levels with consumer traffic.

     We currently operate Company stores in 19 states and the District of Columbia. Over time, we plan to refranchise all of our stores in markets outside our traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Of the 85 stores operated by the Company as of January 30, 2011, approximately 30 stores having fiscal 2011 sales of approximately $77 million are candidates for refranchising at the appropriate time.

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

     The store formats used by domestic franchisees are very similar to those used by the Company. All domestic franchisees sell products to on-premises customers, and most, but not all, also sell products to off-premises customers. Sales to off-premises customers generally constitute a smaller percentage of a domestic franchisee’s total sales than do the Company’s sales to off-premises customers. The Company’s relatively higher percentage of off-premises sales reflects, among other things, the fact that the Company’s KK Supply Chain segment earns a profit on sales of doughnut mixes, other ingredients and supplies that are used by the Company Stores segment to produce products for off-premises customers, which gives the Company a cost advantage not enjoyed by franchisees in serving this relatively lower profit margin distribution channel. Sales to off-premises customers comprised approximately 27% of domestic franchisees’ total sales in fiscal 2011.

     As of January 30, 2011, domestic franchisees operated 144 stores. During the year then ended, domestic franchisees opened seven stores and closed four stores. Existing development and franchise agreements for territories in the United States provide for the development of approximately 45 additional stores in fiscal 2012 and thereafter.

     Domestic franchise stores include stores that we historically have referred to as associate stores and area developer stores, as well as franchisee stores that have opened since the beginning of calendar 2008. The rights of our franchisees to build new stores and to use the Krispy Kreme trademarks and related marks vary by franchisee type and are discussed below.
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

  The franchise agreements for area developers have a 15-year term that may be renewed by the Company. These franchise agreements provide for royalties of 4.5% of sales and contributions to the Brand Fund of 1.0% of sales. For fiscal 2009, the Company elected to reduce the royalty rate payable by area developers on off-premises sales from 4.5% to 3.5%, for fiscal 2010, the Company elected to reduce the royalty rate on off-premises sales to 2.5%, and for fiscal 2011, the Company elected to reduce the royalty rate on off-premises sales to 1.75%. The Company further reduced the royalty rate payable on off-premises sales by area developers to 1.5% for fiscal 2012.

  As of January 30, 2011, we had an equity interest in two of the domestic area developers. Where we are an equity investor in an area developer, we contribute equity or guarantee debt of the franchisee generally proportionate to our ownership interest. See Note 17 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. We do not currently expect to own any equity interests in any future franchisees.

  Recent franchisees. During the past three fiscal years, the Company has signed new franchise agreements with respect to 44 stores in the United States. Nine of these recent franchise agreements resulted from the expiration of existing agreements, five were related to new stores opened by persons who were franchisees as of the end of fiscal 2008 and six resulted from a change in ownership. The remaining 24 agreements were related to transactions, in which the Company conveyed rights to Company markets to franchisees. Of these agreements, four were related to the refranchising of existing Company stores to franchisees and 20 were related to stores opened by new franchisees. Some of the recent franchisees have signed development agreements, which require the franchisee to build a specified number of stores in an exclusive geography within a specified time period, usually five years or less. The franchise agreements with this group of franchisees have a 15-year term, renewable at the Company’s discretion, and they generally do not contemplate off-premises business. Additionally, these franchise agreements generally allow the Company to sell Krispy Kreme branded products in close geographic proximity to the franchisees’ stores. These franchise agreements and development agreements are used for all new franchisees and, in general, for the renewal of older franchise agreements and associate license agreements. We are charging recent franchisees the same royalty and Brand Fund rates as those charged to area developer franchisees.

     The following table sets forth the type and locations of domestic franchise stores as of January 30, 2011.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	2	-	7
Arizona	2	-	9	11
Arkansas	2	-	-	2
California	12	-	3	15
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	11	5	1	17
Georgia	7	4	-	11
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	-	-	2
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	1	3	7
New Mexico	1	-	1	2
North Carolina	6	1	-	7
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	5	1	1	7
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	-	1	8
Utah	2	-	-	2
Washington	8	-	-	8
Wisconsin	1	-	-	1
Total	102	17	25	144

     The Company has equity interests in two domestic franchisees operating stores in Washington, Oregon, Hawaii and South Florida, as more fully described in Note 17 to the consolidated financial statements appearing elsewhere herein. The Company currently does not expect to own equity interests in franchisees formed in the future.

     Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
February 3, 2008	118	15	12	145
Opened	1	1	4	6
Closed	(17)	(4)	-	(21)
Refranchised	1	-	1	2
Change in store type	1	1	(2)	-
February 1, 2009	104	13	15	132
Opened	3	-	9	12
Closed	(4)	-	(3)	(7)
Refranchised	4	-	-	4
Change in store type	(3)	1	2	-
January 31, 2010	104	14	23	141
Opened	2	1	4	7
Closed	(3)	-	(1)	(4)
Change in store type	(1)	2	(1)	-
January 30, 2011	102	17	25	144

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

International Franchise Business Segment

     The International Franchise segment consists of the Company’s international store franchise operations. The franchise agreements with international area developers typically provide for the payment of royalties of 6.0% of all sales, contributions to the Brand Fund of 0.25% of sales and one-time development and franchise fees ranging from $10,000 to $50,000 per store. Direct operating expenses for this business segment include costs incurred to recruit new international franchisees, to assist with international store openings, to assist in the development of operational tools and store designs, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs.

     The operations of international franchise stores are similar to those of domestic stores, except that substantially all of the sales of international franchise stores are made to on-premises customers. International franchisees pioneered the hub and spoke business model, in which centralized factory stores or commissaries provide fresh doughnuts to satellite locations. Internationally, the fresh shop satellite format predominates, and shops typically are located in pedestrian-rich environments, including transportation hubs and shopping malls. Some of our international franchisees have developed small kiosk formats, which also are typically located in transportation hubs and shopping malls. The satellite shops operated by international franchisees, tend to be smaller than domestic satellite shops, and the international satellite shops have lower average unit volumes than do domestic satellite shops.

     Our International Franchisees have renewable development agreements regarding the build-out of Krispy Kreme stores in their territories. Territories are typically country or region-wide, but for large countries, the development territory may encompass only a portion of a country. The international franchise agreements have a renewable 15-year term. These agreements generally do not contemplate off-premises sales, although our franchisees in Canada, Australia and the United Kingdom make such sales. Under these agreements, the Company retains the right to use the trademarks at locations other than the franchise stores.

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

     Internationally, we believe that complementary products such as baked goods, ice cream and other treat products could play an increasingly important role for our franchisees as they penetrate their markets and further establish the Krispy Kreme brand. These items offer franchisees the opportunity to fill and/or strengthen day part offerings to meet a broader set of customer needs. Currently, our franchisee in Australia offers its customers ice cream products including cones, cups, sundaes and milkshakes. In fiscal 2010, we developed Krispy Kreme Baked Creations®, a baked platform for international markets designed to meet needs across a broad set of markets. Krispy Kreme Baked Creations® was launched in fiscal 2011 in Korea and the Philippines, and there are plans to conduct testing in additional international markets during fiscal 2012.

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

     Markets outside the United States have been a significant source of growth, all of which we plan to develop by franchising. In the past three years, we have focused our international development efforts primarily on opportunities in markets in Asia and the Middle East. In addition to ongoing development efforts in these areas, we began initial franchisee recruitment efforts in Europe in fiscal 2011, and may develop opportunities in South America in fiscal 2012. Existing development and franchise agreements for territories outside the United States provide for the development of over 150 additional stores in fiscal 2012 and thereafter.

     The types and locations of international franchise stores as of January 30, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	12	10	29
Bahrain	2009	2	-	2	5	9
Canada	2002	4	-	1	-	5
China	2010	1	-	-	-	1
Dominican Republic	2011	1	-	-	-	1
Indonesia	2007	2	-	3	4	9
Japan	2007	13	-	8	-	21
Kuwait	2007	3	-	23	2	28
Lebanon	2009	2	-	6	3	11
Malaysia	2010	2	1	1	1	5
Mexico	2004	5	1	25	27	58
Philippines	2007	4	3	12	2	21
Puerto Rico	2009	4	-	-	-	4
Qatar	2008	2	-	3	1	6
Saudi Arabia	2008	8	-	66	9	83
South Korea	2005	31	1	9	-	41
Thailand	2011	2	-	-	-	2
Turkey	2010	1	-	10	2	13
United Arab Emirates	2008	2	-	18	4	24
United Kingdom	2004	11	4	23	8	46
Total		106	11	222	78	417

     The Company’s franchisee in Japan operates 21 stores, all of which are located either in Tokyo or in areas to the south of that city. As of late March 2011, the natural disaster in Japan has resulted in a curtailment of shop operating hours in Tokyo due to rolling power blackouts, but has not materially affected operations in other areas. There has been some disruption in supplies of ingredients sourced locally, but such disruptions have not resulted in shop closures. Because the ultimate economic effects of the disaster cannot presently be measured, and because the ultimate resolution of environmental uncertainties is not known, it is impossible to predict the ultimate effects the disaster will have on the franchisee’s business. For the year ended January 30, 2011, the Company’s total revenues from its franchisee in Japan, including royalties, fees and sales by KK Supply Chain, were less than $8 million.

     The Company has a total of 161 franchise stores in the Middle East. Certain of the countries in which those stores operate have experienced political unrest in recent months. While this unrest has not yet resulted in any significant effect on the operations of our franchisee in the Middle East, the potential for adverse effects of political risks may be greater in the Middle East than in other parts of the world. For the year ended January 30, 2011, the Company’s total revenues from its franchisee in the Middle East, including royalties, fees and sales by KK Supply Chain, were less than $10 million.

     The Company has equity interests in the franchisees operating stores in Mexico and Western Canada. The Company currently does not expect to own equity interests in franchisees owned in the future.

     Changes in the number of international franchise stores during the past three fiscal years are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
February 3, 2008	80	28	52	39	199
Opened	18	2	75	19	114
Closed	(6)	(4)	(5)	(4)	(19)
Refranchised	4	-	-	-	4
Change in store type	(2)	-	4	(2)	-
February 1, 2009	94	26	126	52	298
Opened	9	3	52	18	82
Closed	(7)	-	(9)	(6)	(22)
Change in store type	(1)	(15)	11	5	-
January 31, 2010	95	14	180	69	358
Opened	19	-	56	20	95
Closed	(6)	(3)	(16)	(11)	(36)
Change in store type	(2)	-	2	-	-
January 30, 2011	106	11	222	78	417

KK Supply Chain Business Segment

     The Company operates an integrated supply chain to help maintain the consistency and quality of products throughout the Krispy Kreme system. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase.

     The Company manufactures doughnut mixes at its facility in Winston-Salem, North Carolina. The Company also manufactures doughnut mix concentrates, which are blended with flour and other ingredients by contract mix manufacturers to produce finished doughnut mix. In February 2009, the Company entered into an agreement with an independent food company to manufacture certain doughnut mixes using concentrate for domestic regions outside the southeastern United States and to provide backup production capability in the event of a business disruption at the Winston-Salem facility.

     In addition to traditional doughnut mixes and mixes made from mix concentrate, the Company produces or manages the production of doughnut premix, which is used to produce doughnut mixes in certain international locations. The premix is shipped to Krispy Kreme stores, where it is combined with locally sourced ingredients to produce doughnut mixes for use at the store. The premix and concentrate production models are used to produce doughnut mixes outside the United States in order to reduce the substantial international transportation costs associated with shipping finished mixes, to minimize foreign import taxes, and to help protect the Company’s intellectual property. The Company utilizes contract mix manufacturers in the United Kingdom, Mexico, Japan, Korea and Australia to blend mixes for certain international franchisees using mix concentrates or the premix process.

     The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In addition, through KK Supply Chain, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. KK Supply Chain operates a distribution center in Winston-Salem, North Carolina, which supplies domestic stores in the eastern United States and certain international franchise stores with key supplies. The Company has subcontracted with an independent distributor since 2008 to distribute products to the domestic stores not supplied from the Winston-Salem distribution facility, which generally consist of stores west of the Mississippi River. In March 2011, the Company entered into an agreement with another independent distributor to distribute products to the stores currently served by the Winston-Salem distribution center, as well as to handle the export of products to the 20 foreign countries in which the Company’s international franchisees operate. Implementation of the Winston-Salem outsourcing, which is expected to be completed in the third quarter of fiscal 2012, will result in all of KK Supply Chain’s the distribution operations being handled by contract distributors. The Company believes that moving to a 100% outsourced model will enable the Company and its franchisees to benefit from the operating scale of the independent distributors and, in the case of outsourcing of all export functions, minimize the compliance and other risks associated with exporting to a large number of countries with diverse import regulations and procedures.

     Substantially all domestic stores purchase all of their ingredients and supplies from the KK Supply Chain, while KK Supply Chain sales to international franchise stores are comprised principally of sales of doughnut mix. The Company is continuously studying its distribution system to reduce the delivered cost of products to both Company and franchise stores. The Company expects to employ increased local sourcing for international franchisees in order to reduce costs, while maintaining control of the doughnut mix manufacturing process.

     The Supply Chain business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

Revenues by Geographic Region

     Set forth below is a table presenting our revenues by geographic region for fiscal 2011, 2010 and 2009. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived.

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Revenues by geographic region:
United States	$324,934	$314,528	$333,599
Other North America	5,864	4,231	14,513
Asia/Pacific	18,542	15,469	18,927
Middle East	9,152	8,852	10,477
Europe	3,463	3,440	8,006
Total Revenues	$361,955	$346,520	$385,522

Marketing

     Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. During fiscal 2011, we hired a chief marketing officer with extensive experience in the QSR business to lead and unify our marketing programs on a global basis.

   Domestic

     To build our brand and drive our sales in a manner aligned with our brand values, we will focus our domestic marketing activities in the following areas:

     Store Experience. Our factory stores and smaller neighborhood shops are where most guests first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed Now® sign in the store window is illuminated, they can enjoy a hot Original Glazed® doughnut. We believe this experience begins our relationship with our guests and forms the foundation of the Krispy Kreme experience.

     Relationship Marketing. The foundation of our marketing efforts starts with building a “relationship” with our team members, guests and communities. Toward that end, many of our brand-building activities are grassroots-based and focused on building relevancy with these groups. These activities include:
  Good neighbor product deliveries to create trial users;

  Sponsorship of local events and nonprofit organizations;

  Friends of Krispy Kreme eMessages sent to guests registered to receive monthly updates about new products, promotions and store openings;

  Fundraising programs designed to assist local charitable organizations in raising money for their non-profit causes which the Company estimates helped raise over $30 million for these organizations during fiscal 2011; and

  Digital, social, viral and interactive efforts including the use of social media such as Facebook and Twitter to communicate product and promotional activity, new store openings and local store marketing programs. We currently have nearly 3 million fans on Facebook.

     Public Relations. We utilize public relations and media relations, product placement, event marketing and community involvement as vehicles to generate brand awareness, brand relevancy and trial usage for our products. Our public relations activities create opportunities for media and consumers to interact with the Krispy Kreme brand. Our key messages are as follows:
  Krispy Kreme doughnuts are the preferred doughnut of choice for guests nationwide; and

  Krispy Kreme is a trusted food retailer with a long history of providing superior, innovative products and delivering quality customer service; and

  Krispy Kreme cares about our team members, our guests and the communities we serve.
     Marketing, Advertising and Sales Promotion. Local relationship marketing has been central to building our brand, awareness and relevancy. In addition to these grassroots efforts, we will use other media as appropriate to communicate the brand, promotions, limited time offers and activities. These media may include traditional tactics (e.g., free-standing newspaper inserts, direct mail, shared mail, radio, television, out-of-home, and other communications vehicles) and alternative media such as social, viral, and digital (e.g., Facebook, Twitter, blogs, Krispykreme.com, Friends of Krispy Kreme email club, etc.)

     These activities may include limited time offerings and shaped doughnut varieties, such as Valentine’s Day Hearts, Fall Footballs, Halloween Pumpkins and Holiday Snowmen. We also engage in activities and call attention to and leverage the Krispy Kreme experience and engage the public in non-traditional ways.

   International

     Krispy Kreme's approach to international marketing utilizes many of the same elements as the domestic marketing approach described above to ensure global consistency. We provide strategic leadership, marketing expertise and consulting on local market issues through dedicated regional resources. In partnership with our franchisees, we assist in local marketing planning, product offering innovation, promotional activation and consumer messaging. In addition, we develop cross-market product, promotional and store event programs to supplement local marketing initiatives, bring marketing efficiencies to international franchisees, and build local marketing capabilities. During fiscal 2010, we initiated a new occasion-based brand thematic campaign with tools to drive consumer brand affinity, build the brand personality and drive purchase frequency. In conjunction with this campaign, we launched a promotional program entitled the "Krispy Kreme International Fave Fan Search" to identify our most passionate fans in nine countries around the world. Program participants submitted entries describing how Krispy Kreme had made their lives special, with winners selected in each country through online voting. Winners from each country participated in our Fave Fan Celebration in Winston-Salem in March 2010, and each designed their own Krispy Kreme doughnut. In addition, we developed exciting new product promotions for Valentine’s Day, Halloween and holiday/Winter that were utilized in most international markets. During fiscal 2011, we conducted research in eight markets around the world to assist with global, regional and local marketing planning.

   Brand Fund

     We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Fund. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. In fiscal 2009, 2010 and 2011, the Company reduced the contribution from its associate and domestic area developer franchisees to 0.75%; the contribution rate will revert to 1.0% in fiscal 2012. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2011, we and our domestic and international franchisees contributed approximately $4.6 million to the Brand Funds.

Competition

     Our competitors include retailers of doughnuts, coffee shops and snacks sold through convenience stores, supermarkets, restaurants and retail stores. Domestically, we compete against Dunkin’ Donuts, which has the largest number of outlets in the doughnut retail industry, as well as against Tim Hortons and regionally and locally owned doughnut shops, bakeries and distributors. Dunkin’ Donuts and Tim Hortons have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s and Hostess, and regional brands.

     Internationally, our competitors include a broad set of global, regional and local retailers of doughnuts and treats such as Dunkin’ Donuts, Mister Donut and Donut King, as well as café and bakery concepts.

     We view the uniqueness of our Original Glazed® doughnut as an important factor that distinguishes our brand from competitors, both in the doughnut category and in sweet goods generally.

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally and internationally registered trademarks and service marks, including Original Glazed® and Hot Krispy Kreme Original Glazed Now® and the logos associated with these marks. We have also registered some of our trademarks in approximately 40 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops.

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

Government Regulation

     Environmental regulation. The Company is subject to a variety of federal, state and local environmental laws and regulations. Except for the legal and settlement costs totaling approximately $2.5 million in fiscal 2010 associated with the settlement of litigation relating to alleged damage to a sewer system in Fairfax County, Virginia, such laws and regulations have not had a significant impact on the Company’s capital expenditures, earnings or competitive position.

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

     International trade. The Company conducts business outside the United States in compliance with all foreign and domestic laws and regulations governing international trade. In connection with our international operations, we typically export our products, principally our doughnut mixes (or products which are combined with other ingredients sourced locally to manufacture mixes) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

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

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our store employees are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits have resulted in increased costs, and may result in additional cost increases and other effects in the future.

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

Employees

     We employ approximately 3,700 people. Of these, approximately 190 are employed in our headquarters and administrative offices and approximately 140 are employed in our manufacturing and distribution center. In our Krispy Kreme stores, we have approximately 3,370 employees. Of our total workforce, approximately 2,640 are full-time employees, of which approximately 450 are managers and supervisors, including approximately 320 store managers and supervisors.

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

     Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 32% of our total revenues in fiscal 2011. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees. Future disputes could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

     Reduced access to financing by our franchisees on reasonable terms, which the Company believes has occurred in the past three years, could adversely affect our future operations by limiting franchisees’ ability to open new stores or leading to additional franchisee store closures, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain franchisees and may do so in the future.

     Franchisees opened 102 stores and closed 40 stores in fiscal 2011. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores both domestically and internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     Our recent growth strategy has depended on the opening of new Krispy Kreme stores internationally, although we experienced slight growth in the number of domestic franchise shops in fiscal 2011. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

   Our new domestic store operating model may not be successful.

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently plans to open a modest number of new Company-operated small shops in fiscal 2012, and domestic franchisees also may open additional satellite stores and a small number of factory stores, as we work to refine our store formats for new domestic stores. We cannot predict whether this new model will be successful in increasing our profitability.

Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of January 30, 2011, there were 417 Krispy Kreme stores operated outside of the United States, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

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

     Flour, shortening and sugar are our three most significant ingredients. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, reached record highs in fiscal 2009. Sugar prices reached a multi-year high in fiscal 2011. Adverse changes in commodity prices could adversely affect the Company’s profitability and liquidity.

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

     We have several large off-premises customers. Our top two such customers accounted for approximately 13% of total Company store sales during fiscal 2011. The loss of one of our large national off-premises customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

   Our secured credit facilities impose restrictions and obligations upon us that could limit our ability to operate our business.

     Our secured credit facilities impose financial and other restrictive covenants that could limit our ability to plan for and respond to changes in our business. Under our secured credit facilities, we are required to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. In addition, we must comply with covenants which, among other things, limit the incurrence of additional indebtedness, liens, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness and other matters customarily restricted in such agreements. Any failure to comply with these covenants could result in an event of default under our secured credit facilities.

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

   The food service industry is affected by food safety issues, including food tampering or contamination.

     Food safety, including the possibility of food tampering or contamination is a concern for any food service business. Any report or publicity linking the Company or one of its franchisees to food safety issues, including food tampering or contamination, could adversely affect our reputation as well as our revenues and profits. Food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain or lower margins for us and our franchisees. Additionally, food safety issues could expose the Company to litigation or governmental investigation.

The food service industry is affected by security risks for individually identifiable data of our guests, web-site users, and employees.

     We receive and maintain certain personal information about our guests, web-site users, and employees. The use of this information by us is regulated by applicable law, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized person or used inappropriately, it could adversely affect our reputation, as well as our operations, their results, and our financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance with these laws and regulations.

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

     The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock, which is listed on the New York Stock Exchange. The market price may fluctuate in response to many factors including:
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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of January 30, 2011, there were 646 Krispy Kreme stores systemwide, of which 85 were Company stores and 561 were operated by franchisees.
  As of January 30, 2011, all of our Company stores, except our six commissaries, had on-premises sales, and 41 of our Company factory stores also engaged in off-premises sales.

  Of the 85 Company stores as of January 30, 2011, we owned the land and building for 42 stores, we owned the building and leased the land for 22 stores and leased both the land and building for 21 stores.
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

     Substantially all of the Company’s fee simple and leasehold interest in real properties are pledged as collateral for the Company’s secured credit facilities.

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

Item 4. (REMOVED AND RESERVED).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock in composite trading as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended January 31, 2010:
First Quarter	$4.38	$1.01
Second Quarter	4.23	2.51
Third Quarter	4.75	2.71
Fourth Quarter	3.94	2.56
Year Ended January 30, 2011:
First Quarter	$5.15	$2.76
Second Quarter	4.15	3.25
Third Quarter	6.00	3.55
Fourth Quarter	8.14	5.18

Holders

     As of March 25, 2011, there were approximately 15,200 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2011 or fiscal 2010. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities prohibit the payment of dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of January 30, 2011.

Number of Securities
	Number of Securities		Remaining Available For
	to Be Issued Upon		Future Issuance Under
	Exercise of	Weighted Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
	and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security
holders	8,145,600 (1)	$9.77 (2)	4,441,200 (3)
Equity compensation plans not approved by security
holders	1,200,000 (4)	$7.75	Not applicable
____________________

(1)	Includes 5,933,700 shares of common stock issuable pursuant to the exercise of outstanding stock options, 839,000 common shares issuable pursuant to restricted stock units granted to employees that have not yet vested, 1,372,900 common shares issuable pursuant to restricted stock units granted to directors that have vested but with respect to which the director has elected to defer issuance of the shares until the completion of the director’s service on the Board of Directors. All of these awards were granted under the Company’s 2000 Stock Incentive Plan.

(2)	Computed solely with respect to outstanding stock options.

(3)	Represents shares of common stock which may be issued pursuant to awards under the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each employee of the Company or any participating subsidiary (other than those whose customary employment was for not more than five months per calendar year) was eligible to participate after the employee completed 12 months of employment, and each participant could elect to purchase shares of Company common stock at the end of quarterly offering periods. The amount of shares that could be purchased was based on the amount of payroll deductions a participant elected to have withheld and applied at the end of the purchase period to the purchase of shares (ranging from 1 to 15% of the participant’s base compensation). The purchase price for the shares was the lesser of the fair market value of the shares on the first day of the purchase period or the last day of the purchase period. Effective October 21, 2005, the Company halted purchases under the Employee Stock Purchase Plan.

(4)	Represents common shares issuable upon the exercise of a stock warrant granted to an advisory firm in fiscal 2006 in exchange for services and which expires on January 31, 2013.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities during the fourth quarter of fiscal 2011.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 29, 2006 through January 30, 2011. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	January 29,	January 28,	February 3,	February 1,	January 31,	January 30,
	2006	2007	2008	2009	2010	2011
Krispy Kreme Doughnuts, Inc.	$100.00	$241.65	$ 54.22	$ 26.08	$ 52.91	$119.89
NYSE Composite Index	100.00	113.07	114.59	64.18	85.03	99.59
S&P 500 Restaurants Index	100.00	117.24	123.75	117.82	146.02	187.24

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

	Year Ended
	January 30,	January 31,	February 1,	February 3,	January 28,
	2011	2010	2009	2008	2007
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$361,955	$346,520	$385,522	$430,370	$461,195
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	313,475	297,859	348,044	381,026	391,242
General and administrative expenses	21,870	22,793	23,460	26,355	48,913
Depreciation expense	7,389	8,191	8,709	18,433	21,046
Impairment charges and lease termination costs	4,066	5,903	548	62,073	12,519
Settlement of litigation	-	-	-	(14,930)	15,972
Operating income (loss)	15,155	11,774	4,761	(42,587)	(28,497)
Interest income	207	93	331	1,422	1,627
Interest expense	(6,359)	(10,685)	(10,679)	(9,796)	(20,334)
Loss on refinancing of debt	(1,022)	-	-	(9,622)	-
Equity in income (losses) of equity method franchisees	547	(488)	(786)	(933)	(842)
Other non-operating income and (expense), net	329	(276)	2,815	(3,211)	7,021
Income (loss) before income taxes	8,857	418	(3,558)	(64,727)	(41,025)
Provision for income taxes	1,258	575	503	2,324	1,211
Net income (loss)	$7,599	$(157)	$(4,061)	$(67,051)	$(42,236)
Earnings (loss) per common share:
Basic	$0.11	$-	$(0.06)	$(1.05)	$(0.68)
Diluted	$0.11	$-	$(0.06)	$(1.05)	$(0.68)

BALANCE SHEET DATA (AT END OF YEAR):
Working capital (deficit)(1)	$22,576	$21,550	$36,190	$32,862	$(3,052)
Total assets	169,926	165,276	194,926	202,351	349,492
Long-term debt, less current maturities	32,874	42,685	73,454	75,156	105,966
Total shareholders' equity	76,428	62,767	57,755	56,624	78,962
Number of stores at end of year:
Company	85	83	93	105	113
Franchise	561	499	430	344	282
Systemwide	646	582	523	449	395
____________________

(1)	Reflects a liability, net of amounts recoverable from insurance companies, of approximately $51.8 million as of January 28, 2007, related to the settlement of certain litigation. This liability was satisfied in March 2007 through the issuance of shares of common stock and warrants to acquire shares of common stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for each of the three fiscal years in the period ended January 30, 2011.

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Change in Same Store Sales (on-premises sales only):
Company stores	4.0%	3.5%	(0.7)%
Domestic Franchise stores	4.5	0.9	(3.3)
International Franchise stores	(8.8)	(24.2)	(23.4)
International Franchise stores, in constant dollars(1)	(13.9)	(21.1)	(18.6)

Change in Same Store Customer Count - Company stores (retail sales only)	1.8%	N/A	N/A

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,664	5,634	6,306
Convenience stores	5,122	5,285	5,985

Average weekly sales per door:
Grocers/mass merchants	$260	$242	$219
Convenience stores	206	208	217

Systemwide Sales (in thousands):(2)
Company stores	$244,324	$243,387	$263,888
Domestic Franchise stores	238,890	220,629	235,558
International Franchise stores	325,192	263,601	273,054
International Franchise stores, in constant dollars(3)	325,192	276,808	274,589

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — off-premises	$175.3	$155.7	$164.6
Dual-channel stores:
On-premises	30.2	26.1	23.5
Off-premises	42.0	31.4	29.3
Total	72.2	57.5	52.8
On-premises only stores	30.7	31.9	30.6
All factory stores	64.6	57.2	54.5
Satellite stores	18.6	18.1	17.8
All stores	56.9	52.2	50.8

Domestic Franchise stores:
Factory stores	$40.4	$37.1	$39.3
Satellite stores	12.2	14.8	15.4

International Franchise stores:
Factory stores	$42.3	$36.2	$46.7
Satellite stores	9.1	9.4	12.3

____________________

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.

(2)	Excludes sales among Company and franchise stores.

(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the year ended January 31, 2010 and February 1, 2009 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the year ended January 30, 2011.

(4)	Includes sales between Company and franchise stores.

(5)	Metrics for the year ended January 30, 2011 include only stores open at January 30, 2011 and metrics for the year ended January 31, 2010 and February 1, 2009 include only stores open at January 31, 2010.

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

     The following table sets forth data about the number of systemwide stores as of January 30, 2011, January 31, 2010 and February 1, 2009.

	January 30,	January 31,	February 1,
	2011	2010	2009
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	6	6	6
Dual-channel stores	35	38	51
On-premises only stores	28	25	26
Satellite stores	16	14	10
Total Company stores	85	83	93

Domestic Franchise stores:
Factory stores	102	104	104
Satellite stores	42	37	28
Total Domestic Franchise stores	144	141	132

International Franchise stores:
Factory stores	106	95	94
Satellite stores	311	263	204
Total International Franchise stores	417	358	298

Total systemwide stores	646	582	523

     The following table sets forth data about the number of store operating weeks for the year ended January 30, 2011, January 31, 2010 and February 1, 2009.

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	316	312	312
Dual-channel stores	1,820	2,541	3,191
On-premises only stores	1,456	1,217	1,196
Satellite stores	786	592	487

Domestic Franchise stores:(1)
Factory stores	5,275	5,324	5,098
Satellite stores	1,985	1,449	1,085

International Franchise stores:(1)
Factory stores	4,305	4,303	3,714
Satellite stores	14,581	11,177	7,274
____________________

(1)	Metrics for the year ended January 30, 2011 include only stores open at January 30, 2011 and metrics for the year ended January 31, 2010 and the year ended February 1, 2009 include only stores open at January 31, 2010.

FISCAL 2011 COMPARED TO FISCAL 2010

   Overview

     Total revenues rose by 4.5% for the year ended January 30, 2011 compared to the year ended January 31, 2010. The Company refranchised three stores in Northern California and one store in South Carolina in fiscal 2010. Those refranchisings had the effect of reducing consolidated revenues because the sales of these refranchised stores (which are no longer reported as revenues by the Company) exceed the royalties and KK Supply Chain sales recorded by the Company subsequent to the refranchisings. Excluding the Company’s revenues related to the refranchised stores in both periods, total revenues rose 6.5% in the year ended January 30, 2011.

     A reconciliation of total revenues as reported to adjusted total revenues exclusive of the effects of refranchising follows:

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Total revenues as reported	$361,955	$346,520
Sales by refranchised stores	-	(8,993)
Royalties from refranchised stores	(319)	(65)
KK Supply Chain sales to refranchised stores	(2,682)	(398)
Adjusted total revenues exclusive of the effects of refranchising	$358,954	$337,064

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

     Consolidated operating income increased to $15.2 million in the year ended January 30, 2011 from $11.8 million in the year ended January 31, 2010. Consolidated net income was $7.6 million in the year ended January 30, 2011 compared to a net loss of $157,000 in the year ended January 31, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	January 30,	January 31,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$245,841	$246,373
Domestic Franchise	8,527	7,807
International Franchise	18,282	15,907
KK Supply Chain:
Total revenues	181,594	162,127
Less - intersegment sales elimination	(92,289)	(85,694)
External KK Supply Chain revenues	89,305	76,433
Total revenues	$361,955	$346,520

Segment revenues as a percentage of total revenues:
Company Stores	67.9%	71.1%
Domestic Franchise	2.4	2.3
International Franchise	5.1	4.6
KK Supply Chain (external sales)	24.7	22.1
	100.0%	100.0%

Operating income (loss):
Company Stores	$(4,238)	$2,288
Domestic Franchise	3,498	3,268
International Franchise	12,331	9,896
KK Supply Chain	30,213	25,962
Total segment operating income	41,804	41,414
Unallocated general and administrative expenses	(22,583)	(23,737)
Impairment charges and lease termination costs	(4,066)	(5,903)
Consolidated operating income	$15,155	$11,774

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$100,021	$103,856	40.7%	42.2%
Fundraising sales	14,063	13,481	5.7	5.5
Total on-premises sales	114,084	117,337	46.4	47.6
Off-premises sales:
Grocers/mass merchants	76,173	70,952	31.0	28.8
Convenience stores	52,898	55,451	21.5	22.5
Other off-premises	2,686	2,371	1.1	1.0
Total off-premises sales	131,757	128,774	53.6	52.3
Other revenues	-	262	-	0.1
Total revenues	245,841	246,373	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	91,114	84,551	37.1	34.3
Shop labor	48,901	48,714	19.9	19.8
Delivery labor	21,189	21,280	8.6	8.6
Employee benefits	17,974	19,145	7.3	7.8
Total cost of sales	179,178	173,690	72.9	70.5
Vehicle costs(1)	13,914	11,491	5.7	4.7
Occupancy(2)	8,947	10,140	3.6	4.1
Utilities expense	5,692	5,737	2.3	2.3
Depreciation expense	5,641	6,293	2.3	2.6
Settlement of litigation	-	1,700	-	0.7
Other operating expenses	19,064	19,114	7.8	7.8
Total store level costs	232,436	228,165	94.5	92.6
Store operating income	13,405	18,208	5.5	7.4
Other segment operating costs(3)	13,143	9,567	5.3	3.9
Allocated corporate overhead	4,500	6,353	1.8	2.6
Segment operating income (loss)	$(4,238)	$2,288	(1.7)%	0.9%

____________________

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2010 to fiscal 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the year ended January 31, 2010	$117,337	$128,774	$246,111
Fiscal 2010 sales at refranchised stores	(6,247)	(2,746)	(8,993)
Fiscal 2010 sales at closed stores	(5,031)	(1,479)	(6,510)
Fiscal 2011 sales at closed stores	708	-	708
Increase in sales at mature stores (open stores only)	4,275	7,208	11,483
Increase in sales at stores opened in fiscal 2010	1,146	-	1,146
Sales at stores opened in fiscal 2011	1,896	-	1,896
Sales for the year ended January 30, 2011	$114,084	$131,757	$245,841

     Sales at Company Stores decreased 0.1% in fiscal 2011 from fiscal 2010 due to store closings and refranchisings, partially offset by an increase in sales from existing stores and stores opened in fiscal 2010 and 2011. Excluding the effects of refranchising, Company Stores sales increased 3.7%.

     The following table presents sales metrics for Company stores:

	Year Ended
	January 30,	January 31,
	2011	2010
On-premises:
Change in same store sales	4.0%	3.5%
Change in same store customer count (retail sales only)	1.8%	N/A
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	0.5%	(10.7)%
Change in average weekly sales per door	7.4%	10.5%
Convenience stores:
Change in average weekly number of doors	(3.1)%	(11.7)%
Change in average weekly sales per door	(1.0)%	(4.1)%

   On-premises sales

     Same store sales at Company stores rose 4.0% in fiscal 2011 over fiscal 2010, of which the Company estimates approximately 3.4 percentage points is attributable to price increases. Additionally, the same store sales increase in fiscal 2011 reflects increased customer traffic partially offset by a decrease in the average guest check.

     The Company is implementing programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 2.3% to $131.8 million in fiscal 2011 from $128.8 million in fiscal 2010. The Company’s sales increase was slightly greater than that of the doughnut industry as a whole, according to industry data.

     Sales to grocers and mass merchants increased to $76.2 million, with a 7.4% increase in average weekly sales per door and a 0.5% increase in the average number of doors served. The Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and a redesign of product packaging to improve its shelf appeal. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores declined in fiscal 2011 as a result of two large customers implementing in-house doughnut programs in fiscal 2010 to replace the Company’s products; the loss of doors associated with those two customers, each of which had relatively high average sales per door, accounted for approximately 1.7 percentage points of the 3.1% decline in the average number of convenience store doors served for the year ended January 30, 2011. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

     The Company started implementing price increases for some products offered in the off-premises channel late in the first quarter of fiscal 2011, and substantially completed implementing the price increases in the second quarter. Those price increases affect products comprising approximately 30% of off-premises sales. The average price increase on those products was approximately 8%.

     Declines in the average weekly sales per door adversely affect profitability because of the increased significance of delivery costs in relation to sales. The Company continues to implement steps intended to increase sales, increase average per door sales and reduce costs in the off-premises channel. These steps include improved route management and route consolidation (including elimination of or reduction in the number of stops at relatively low volume doors), new sales incentives and performance-based pay programs, increased emphasis on relatively longer shelf-life products and the development of order management systems to more closely match merchandised quantities and assortments with consumer demand.

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 2.4 percentage points from fiscal 2010 to 72.9% of revenues in fiscal 2011, principally reflecting an increase in the cost of food, beverage and packaging. The cost of sugar rose approximately 21% from fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening and other ingredients also rose year over year. While on-premises and off-premises price increases approximated the amount of the cost increases, the substantially equal revenue and cost increases resulted in higher material costs measured as a percentage of revenues. In addition to higher ingredient costs, an increase in product returns in the off-premises channel also increased product costs as a percentage of revenues.

     Prices of agricultural commodities have been volatile in recent years, and that volatility continued in fiscal 2011. Notwithstanding that volatility, the trend in the Company’s costs for doughnut mix, shortening and sugar has been upward in recent years. In particular, the Company’s cost of sugar has been dramatically higher in fiscal 2011 as a result of the expiration earlier this year of a favorable KK Supply Chain sugar supply contract.

     In the third quarter of fiscal 2011, KK Supply Chain extended its sugar supply contract, supplies under which are expected to be exhausted in the second quarter of fiscal 2012; such extension is expected to cover the Company’s sugar requirements for the balance of fiscal 2012 and approximately half of the estimated requirements for fiscal 2013. The extension is expected to increase the Company Stores segment’s cost of sugar by approximately $2 million in the second half of fiscal 2012. The cost increase under the contract in fiscal 2013 is less than the increase in the second half of fiscal 2012 because the contract price declines in fiscal 2013 compared to fiscal 2012.

     In addition to an increase in the cost of sugar, the Company currently anticipates significant increases in the cost of doughnut mix, shortening and other ingredients in fiscal 2012 as a result of higher commodity prices. The Company estimates that cost increases for packaging and ingredients other than sugar in fiscal 2012 will be approximately $10 million. With the exception of sugar, the Company has not yet fixed the prices of a significant percentage of its raw materials and ingredients for the third and fourth quarters of fiscal 2012 and, accordingly, further changes in the prices of commodities may cause the Company’s estimate of fiscal 2012 ingredient cost increases to change. The Company is implementing price increases in both the on-premises and off-premises distribution channels in order to mitigate these cost increases, and is also pursuing other means to mitigate these increases, including changes to its production methods and processes. Because the effects of price increases on sales volumes cannot reliably be predicted or measured, the price increases the Company has instituted may not be sufficient to recover higher ingredient costs.

     Employee benefits as a percentage of revenues declined by 0.5 percentage points from fiscal 2010 to 7.3% of revenues fiscal 2011, principally due to lower store incentive provisions in fiscal 2011 compared to the prior year.

     Vehicle costs as a percentage of revenues rose from 4.7% of revenues in 2010 to 5.7% of revenues in fiscal 2011, principally as a result of higher rental expense on leased delivery trucks as a result of the Company replacing a portion of its aging delivery fleet. Fuel costs were also higher in fiscal 2011. These increases were partially offset by a decrease in repairs and maintenance expense in fiscal 2011. Favorable adjustments to self-insurance reserves for vehicle liability claims in fiscal 2010 were approximately $370,000 higher than in fiscal 2011, as described below.

     The Company is self-insured for workers’ compensation, automobile and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $1.8 million in fiscal 2011, of which $1.2 million was recorded in the fourth quarter, and $3.2 million in 2010, of which $2.0 million was recorded in the fourth quarter. Of the $1.8 million in favorable adjustments recorded in fiscal 2011, $1.4 million relates to workers’ compensation liability claims and is included in employee benefits in the table above, $300,000 relates to vehicle liability claims and is included in vehicle costs in the table above, and $90,000 relates to general liability claims and is included in other operating expenses. Of the $3.2 million in favorable adjustments recorded in fiscal 2010, $2.1 million relates to workers’ compensation liability claims, $660,000 relates to vehicle liability claims and $390,000 relates to general liability claims.

     During fiscal 2010, the Company Stores segment recorded charges totaling $1.7 million (of which $950,000 was recorded in the fourth quarter) for the settlement of environmental and wage/hour litigation.

     The Company is implementing programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Other segment operating costs as a percentage of revenues rose by 1.4 percentage points from fiscal 2010 to 5.3% of revenues in fiscal 2011 reflecting, among other things, increased spending on marketing costs not charged to stores and off-premises selling and support expenses. Additionally, beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $450,000 in the Company Stores segment for the year ended January 30, 2011 and are included in other segment operating costs.

     The Company Stores segment closed or refranchised a total of 18 stores since the end of fiscal 2009, none of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market, or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of January 30, 2011, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at January 30, 2011
			Percentage of Total Revenues
	Year Ended		Year Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$99,403	$93,191	40.6%	40.4%
Fundraising sales	13,973	12,868	5.7	5.6
Total on-premises sales	113,376	106,059	46.3	45.9
Off-premises sales:
Grocers/mass merchants	76,173	68,335	31.1	29.6
Convenience stores	52,898	53,888	21.6	23.3
Other off-premises	2,686	2,326	1.1	1.0
Total off-premises sales	131,757	124,549	53.7	53.9
Other revenues	-	262	-	0.1
Total revenues	245,133	230,870	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	90,805	79,055	37.0	34.2
Shop labor	48,658	44,745	19.8	19.4
Delivery labor	21,188	20,470	8.6	8.9
Employee benefits	17,903	17,534	7.3	7.6
Total cost of sales	178,554	161,804	72.8	70.1
Vehicle costs	13,885	10,896	5.7	4.7
Occupancy	8,592	8,447	3.5	3.7
Utilities expense	5,635	5,112	2.3	2.2
Depreciation expense	5,596	5,981	2.3	2.6
Other operating expenses	18,938	18,801	7.7	8.1
Total store level costs	231,200	211,041	94.3	91.4
Store operating income - ongoing stores	13,933	19,829	5.7%	8.6%
Store operating loss - closed and refranchised stores	(528)	(1,621)
Store operating income	$13,405	$18,208

Domestic Franchise

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$7,932	$7,542
Development and franchise fees	120	50
Other	475	215
Total revenues	8,527	7,807

Operating expenses:
Segment operating expenses	4,409	4,016
Depreciation expense	220	71
Allocated corporate overhead	400	452
Total operating expenses	5,029	4,539
Segment operating income	$3,498	$3,268

     Domestic Franchise revenues increased 9.2% to $8.5 million in fiscal 2011 from $7.8 million in fiscal 2010. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $221 million in fiscal 2010 to $239 million in fiscal 2011. Approximately $8.1 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 4.5% fiscal 2011.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses rose in fiscal 2011 compared to fiscal 2010 primarily due to an increase in legal fees and expenses directly related to the Domestic Franchise segment. Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $850,000 in the Domestic Franchise segment for fiscal 2011, the majority of which represented legal costs relating to the Company’s termination of the franchise agreements of one of its domestic franchisees. The increase was partially offset by a decrease in bad debt expense in fiscal 2011 compared to fiscal 2010. Bad debt expense was approximately $125,000 in fiscal 2010, compared to a net credit of $200,000 in fiscal 2011 resulting principally from recoveries of accounts previously written off. A net credit in bad debt expense should not be expected to recur frequently. Additionally, during fiscal 2010, the Company recorded charges of approximately $150,000 to the Domestic Franchise segment for the settlement of certain litigation.

     Domestic franchisees opened seven stores and closed four stores in fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$16,539	$14,164
Development and franchise fees	1,743	1,743
Total revenues	18,282	15,907

Operating expenses:
Segment operating expenses	4,644	4,926
Depreciation expense	7	-
Allocated corporate overhead	1,300	1,085
Total operating expenses	5,951	6,011
Segment operating income	$12,331	$9,896

     International Franchise royalties increased 16.8%, driven by an increase in sales by international franchise stores from $264 million in fiscal 2010 to $325 million in fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $15.5 million in fiscal 2011 compared to fiscal 2010, which positively affected international royalty revenues by approximately $900,000 in fiscal 2011 compared to fiscal 2010. The Company did not recognize as revenue approximately $1.6 million and $680,000 of uncollected royalties which accrued during fiscal 2011 and fiscal 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in fiscal 2011 related to the Company’s Australian franchisee, which went through a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October and November 2010. In connection with that process, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 13.9%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

     Constant dollar same store sales in established markets fell 6.9% in fiscal 2011 and fell 22.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 60% of aggregate constant dollar same store sales. While the Company considers countries in which Krispy Kreme has operated for at least six years to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 204 of the 474 international stores opened in the last six fiscal years.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses declined in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in the bad debt provision to a net credit of approximately $200,000 in fiscal 2011 compared to an expense of $605,000 in fiscal 2010. The credit in fiscal 2011 resulted principally from recoveries of accounts previously written off. A net credit in bad debt expense should not be expected to recur frequently. This decrease was partially offset by an increase in resources devoted to the development and support of franchisees outside the United States and to higher incentive compensation provisions.

     Beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $640,000 in the International Franchise segment for 2011.

     International franchisees opened 95 stores and closed 36 stores in fiscal 2011. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$62,333	$58,332	34.3%	36.0%
Other ingredients, packaging and supplies	112,147	97,622	61.8	60.2
Equipment	6,281	6,173	3.5	3.8
Fuel surcharge	833	-	0.5	-
Total revenues before intersegment sales elimination	181,594	162,127	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	120,555	108,194	66.4	66.7
(Gain) loss on agricultural derivatives	(544)	308	(0.3)	0.2
Inbound freight	3,629	3,483	2.0	2.1
Total cost of sales	123,640	111,985	68.1	69.1
Distribution costs:
Outbound freight	10,337	10,007	5.7	6.2
Other distribution costs	3,736	3,372	2.1	2.1
Total distribution costs	14,073	13,379	7.7	8.3
Other segment operating costs	11,760	8,751	6.5	5.4
Depreciation expense	808	883	0.4	0.5
Allocated corporate overhead	1,100	1,167	0.6	0.7
Total operating costs	151,381	136,165	83.4	84.0
Segment operating income	$30,213	$25,962	16.6%	16.0%

     KK Supply Chain revenues before intersegment sales elimination increased $19.5 million, or 12.0%, in fiscal 2011 compared to fiscal 2010. The increase reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to last year resulting from higher sales by Domestic and International Franchise stores.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel, with the price benchmark reset each fiscal year.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

     The decrease in cost of goods produced and purchased as a percentage of sales in fiscal 2011 compared to fiscal 2010 reflects, among other things, an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and on finished mixes relatively constant when measured on a finished mix equivalent basis.

     Distribution costs as a percentage of total revenues fell in fiscal 2011 compared to fiscal 2010 as a result of freight cost reductions resulting from contracting with a third party manufacturer to produce doughnut mix for stores in the Western United States.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs also include a charge of $270,000 in fiscal 2011 compared to a net credit in bad debt expense of approximately $930,000 in fiscal 2010. The net credit in fiscal 2010 principally reflected sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. A net credit in bad debt expense should not be expected to recur frequently.

     Franchisees opened 102 stores and closed 40 stores in fiscal 2011. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $21.9 million, or 6.0% of total revenues, in fiscal 2011 compared to $22.8 million, or 6.6% of total revenues, in fiscal 2010. General and administrative expenses decreased in fiscal 2011 compared to fiscal 2010, reflecting the allocation to the segments of legal fees and expenses directly related to their operations that were included in general and administrative expenses prior to fiscal 2011. Such legal fees and expenses allocated to the segments totaled approximately $2.1 million in fiscal 2011. General and administrative expenses for fiscal 2010 included professional fees and expenses of approximately $1.7 million related to the settlement in late fiscal 2010 of certain environmental litigation. General and administrative expenses in fiscal 2010 also reflect one-time credits of approximately $2.5 million representing recoveries of costs incurred in prior periods in connection with certain securities and shareholder derivative litigation settled in October of 2006, of which $1.3 million was recorded in the fourth quarter of fiscal 2010. General and administrative expenses in fiscal 2011 also include approximately $2.8 million of incentive compensation provisions to reflect fiscal 2011 results (with an additional charge of approximately $3.5 million included in direct operating expenses). In fiscal 2010, general and administrative expenses include approximately $2.6 million of incentive compensation provisions to reflect fiscal 2010 results (with an additional charge of approximately $2.2 million included in direct operating expenses).

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $4.1 million in fiscal 2011 compared to $5.9 million in fiscal 2010. The components of these charges are set forth in the following table:

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$3,437	$3,108
Impairment of long-lived assets - adjustments to previously recorded estimates	(173)	-
Impairment of reacquired franchise rights	40	40
Recovery from bankruptcy estate of former subsidiary	-	(482)
Total impairment charges	3,304	2,666
Lease termination costs	762	3,237
	$4,066	$5,903

     Impairment charges relate principally to Company Stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of any assets the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. Impairment charges for fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in fiscal 2006, as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In fiscal 2011, the Company recorded lease termination charges of $762,000, representing a change in estimated sublease rentals on stores previously closed and charges related to two store closures and a store relocation, partially offset by the reversal of previously recorded accrued rent related to those stores. In fiscal 2010, the Company recorded lease termination charges of $3.2 million related principally to the termination of two leases having rental rates substantially above the current market levels.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     In fiscal 2010, the Company refranchised three operating Company stores to a new franchisee, as more fully described under “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements appearing elsewhere herein, and a fourth operating store to an existing franchisee. No gain or loss was recorded on the former transaction, while the second transaction resulted in an asset impairment charge of $193,000, as well as receipt of cash proceeds of $1.7 million from the sale of the store. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of additional impairment losses on the related assets.

   Interest Income

     Interest income increased to $207,000 in fiscal 2011 from $93,000 in fiscal 2010 primarily as a result of interest accrued on the note receivable arising from the refranchising of three Company stores in Northern California.

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Interest accruing on outstanding indebtedness	$4,312	$5,789
Letter of credit and unused revolver fees	1,136	1,240
Fees associated with credit agreement amendments	-	925
Write-off of deferred financing costs associated with credit agreement amendments	-	89
Amortization of deferred financing costs	696	770
Mark-to-market adjustments on interest rate derivatives	-	559
Amortization of unrealized losses on interest rate derivatives	152	1,151
Other	63	162
	$6,359	$10,685

     The decrease in interest accruing on outstanding indebtedness principally reflects the reduction of principal outstanding under the Company’s term loan. The resulting reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 Amendments to the credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually. The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010. On January 28, 2011, the Company refinanced its secured credit facilities as described under “Liquidity and Capital Resources” below and in Note 9 to the consolidated financial statements appearing elsewhere herein. This refinancing is expected to result in a significant decrease in interest expense in fiscal 2012 compared to fiscal 2011.

   Loss on Refinancing of Debt

     During the fourth quarter of fiscal 2011, the Company closed the 2011 Secured Credit Facilities described below under “Liquidity and Capital Resources — Cash Flows From Financing Activities” and used the proceeds to retire other indebtedness, as more fully described in Note 9 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on the refinancing of approximately $1.0 million, consisting of an $865,000 write-off of unamortized deferred financing costs related to the retired debt and $160,000 related to other expenses.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the earnings of equity method franchisees of $547,000 in fiscal 2011 compared to losses of $488,000 in fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. The improvement in the results of operations of the equity method franchisees reflects a significant improvement in the results of operations of KK Mexico, which has, with the assistance and support of the Company, implemented a number of measures designed to improve its operations and reduce costs.

   Provision for Income Taxes

     The provision for income taxes was $1.3 million and $575,000 in fiscal 2011 and fiscal 2010, respectively. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently. The portion of the income tax provision represented by taxes estimated to be payable currently was approximately $1.5 million and $900,000 in fiscal 2011 and fiscal 2010, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees. The current income tax provision for fiscal 2010 also includes a credit of $560,000 representing anticipated federal tax refunds resulting from an additional carryback of net operating losses made possible by the Worker, Homeownership and Business Assistance Act of 2009.

     The Company has maintained a valuation allowance on deferred income tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities since fiscal 2005 because of the uncertainty surrounding the realization of those assets. Such valuation allowance totaled $159 million as of January 30, 2011. Such uncertainty reflects the substantial cumulative losses incurred by the Company since fiscal 2005. However, the Company earned a cumulative pretax profit of $5.7 million during the three most recent fiscal years, including a pretax profit of $8.9 million in fiscal 2011. If the Company again generates significant core earnings (generally meaning pretax earnings adjusted for non-recurring items) in fiscal 2012, then, absent other factors indicating a contrary conclusion, it is likely the Company will conclude it is appropriate to reverse a portion of the valuation allowance to earnings in the fourth quarter of fiscal 2012. If such a reversal is recorded, it appears unlikely that the reversal will equal the entire $159 million valuation allowance recorded as of January 30, 2011, although it is likely the amount will be material to the Company’s results of operations. Any reversal will have no effect on the Company’s cash flows.

     While any reversal of a portion of the valuation allowance will have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such periods. This negative effect on earnings in subsequent periods occurs because the reversal will reflect the recognition of future income tax benefits in the period in which the reversal is recorded; absent the reversal of the valuation allowance, such tax benefits would be recognized in the future periods in which their realization occurs upon the generation of taxable income. Accordingly, subsequent to any reversal of a portion of the valuation allowance, the Company’s effective income tax rate, which currently bears no relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates to which the Company’s earnings are subject.

   Net Income

     The Company reported net income of $7.6 million for fiscal 2011 compared to a net loss of $157,000 for fiscal 2010.

FISCAL 2010 COMPARED TO FISCAL 2009

Overview

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	January 31,	February 1,
	2010	2009
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$246,373	$265,890
Domestic Franchise	7,807	8,042
International Franchise	15,907	17,495
KK Supply Chain:
Total revenues	162,127	191,456
Less - intersegment sales elimination	(85,694)	(97,361)
External KK Supply Chain revenues	76,433	94,095
Total revenues	$346,520	$385,522

Segment revenues as a percentage of total revenues:
Company Stores	71.1%	69.0%
Domestic Franchise	2.3	2.1
International Franchise	4.6	4.5
KK Supply Chain (external sales)	22.1	24.4
	100.0%	100.0%

Operating income (loss):
Company Stores	$2,288	$(9,813)
Domestic Franchise	3,268	4,965
International Franchise	9,896	11,550
KK Supply Chain	25,962	23,269
Total segment operating income	41,414	29,971
Unallocated general and administrative expenses	(23,737)	(24,662)
Impairment charges and lease termination costs	(5,903)	(548)
Consolidated operating income	$11,774	$4,761

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$103,856	$107,142	42.2%	40.3%
Fundraising sales	13,481	13,260	5.5	5.0
Total on-premises sales	117,337	120,402	47.6	45.3
Off-premises sales:
Grocers/mass merchants	70,952	75,556	28.8	28.4
Convenience stores	55,451	67,071	22.5	25.2
Other off-premises	2,371	2,861	1.0	1.1
Total off-premises sales	128,774	145,488	52.3	54.7
Other revenues	262	-	0.1	-
Total revenues	246,373	265,890	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	84,551	96,208	34.3	36.2
Shop labor	48,714	53,113	19.8	20.0
Delivery labor	21,280	25,419	8.6	9.6
Employee benefits	19,145	21,269	7.8	8.0
Total cost of sales	173,690	196,009	70.5	73.7
Vehicle costs(1)	11,491	16,877	4.7	6.3
Occupancy(2)	10,140	12,225	4.1	4.6
Utilities expense	5,737	7,236	2.3	2.7
Depreciation expense	6,293	6,402	2.6	2.4
Settlement of litigation	1,700	-	0.7	-
Other operating expenses	19,114	21,079	7.8	7.9
Total store level costs	228,165	259,828	92.6	97.7
Store operating income	18,208	6,062	7.4	2.3
Other segment operating costs(3)	9,567	10,031	3.9	3.8
Allocated corporate overhead	6,353	5,844	2.6	2.2
Segment operating income (loss)	$2,288	$(9,813)	0.9%	(3.7)%
____________________

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

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

	Year Ended
	January 31,	February 1,
	2010	2009
On-premises:
Change in same store sales	3.5%	(0.7)%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	(10.7)%	(8.0)%
Change in average weekly sales per door	10.5%	(4.8)%
Convenience stores:
Change in average weekly number of doors	(11.7)%	(5.0)%
Change in average weekly sales per door	(4.1)%	(10.7)%

   On-premises sales

     Same store sales at Company stores rose 3.5% in fiscal 2010 over fiscal 2009. Price testing at approximately one-third of the Company’s stores initiated at the beginning of the second quarter of fiscal 2010 contributed approximately 1.4 percentage points to the increase. In addition, the improvement in same store sales reflects generally lower use of couponing and other price promotions in fiscal 2010, as well as generally lower values of coupons and other price promotions.

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

   Costs and expenses

     Cost of sales as a percentage of revenues improved by 3.2 percentage points from fiscal 2009, falling to 70.5% of revenues in fiscal 2010. Lower costs for doughnut mix and shortening drove the improvement. Lower costs of flour and shortening resulting from lower agricultural commodity costs enabled KK Supply Chain to reduce prices on these key items in fiscal 2010. While the cost of doughnut mix and other ingredients was relatively stable during fiscal 2010, Company Stores’ cost of sugar rose approximately 20% in the fourth quarter as a result of price increases resulting from the expiration of a favorable KK Supply Chain sugar supply contract.

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

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts, as more fully described under “Fiscal 2011 Compared to Fiscal 2010 — Company Stores —Costs and Expenses,” above, and in Note 1 to the consolidated financial statements appearing elsewhere herein. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $3.2 million in fiscal 2010, of which $2.0 million was recorded in the fourth quarter, and $1.8 million in fiscal 2009, of which $1.0 million was recorded in the fourth quarter. Of the $3.2 million in favorable adjustments recorded in fiscal 2010, $2.1 million relates to workers’ compensation liability claims and is included in employee benefits in the table above, $660,000 relates to vehicle liability claims and is included in vehicle costs, and $390,000 relates to general liability claims and is included in other operating expenses. Of the $1.8 million in favorable adjustments recorded in fiscal 2009, $1.6 million relates to workers’ compensation liability claims and $240,000 relates to general liability claims.

     During fiscal 2010, the Company Stores segment recorded charges totaling $1.7 million (of which $950,000 was recorded in the fourth quarter) for the settlement of environmental and wage/hour litigation.

Domestic Franchise

	Year Ended
	January 31,	February 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$7,542	$7,810
Development and franchise fees	50	3
Other	215	229
Total revenues	7,807	8,042

Operating expenses:
Segment operating expenses	4,016	2,838
Depreciation expense	71	86
Allocated corporate overhead	452	153
Total operating expenses	4,539	3,077
Segment operating income	$3,268	$4,965

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

   International Franchise

	Year Ended
	January 31,	February 1,
	2010	2009
	(In thousands)
Revenues:
Royalties	$14,164	$14,942
Development and franchise fees	1,743	2,460
Other	-	93
Total revenues	15,907	17,495

Operating expenses:
Segment operating expenses	4,926	5,016
Allocated corporate overhead	1,085	929
Total operating expenses	6,011	5,945
Segment operating income	$9,896	$11,550

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

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Doughnut mixes	$58,332	$73,312	36.0%	38.3%
Other ingredients, packaging and supplies	97,622	106,054	60.2	55.4
Equipment	6,173	8,749	3.8	4.6
Fuel surcharge	-	3,341	-	1.7
Total revenues before intersegment sales elimination	162,127	191,456	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	108,194	131,020	66.7	68.4
Gain on agricultural derivatives	308	574	0.2	0.3
Inbound freight	3,483	7,550	2.1	3.9
Total cost of sales	111,985	139,144	69.1	72.7
Distribution costs:
Outbound freight	10,007	13,806	6.2	7.2
Other distribution costs	3,372	3,357	2.1	1.8
Total distribution costs	13,379	17,163	8.3	9.0
Other segment operating costs	8,751	9,496	5.4	5.0
Depreciation expense	883	1,019	0.5	0.5
Allocated corporate overhead	1,167	1,365	0.7	0.7
Total operating costs	136,165	168,187	84.0	87.8
Segment operating income	$25,962	$23,269	16.0%	12.2%

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

     Other segment operating costs include segment management, purchasing, customer service and support, and laboratory and quality control costs, as well as research and development expenses. These costs include a net credit of approximately $935,000 for bad debt expense in fiscal 2010 and a net credit of approximately $950,000 in fiscal 2009. The net credits principally reflect sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees and, in fiscal 2009, a recovery of receivables previously written off. Net credits in bad debt expense should not be expected to occur on a regular basis.

     Domestic and international franchisees opened 94 stores and closed 29 stores in fiscal 2010. The majority of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $22.8 million, or 6.6% of total revenues, in fiscal 2010 compared to $23.5 million, or 6.1% of total revenues, in fiscal 2009. General and administrative expenses in fiscal 2010 include approximately $2.6 million of incentive compensation provisions to reflect fiscal 2010 results (with an additional charge of approximately $2.2 million included in direct operating expenses); there were no incentive compensation provisions in general and administrative expenses for fiscal 2009. General and administrative expenses in fiscal 2010 reflect higher legal costs compared to fiscal 2009, including legal fees of approximately $1.7 million related to the resolved environmental litigation.

     General and administrative expenses include professional fees and other costs, together with related insurance recoveries, associated with certain securities litigation and related investigations, including costs arising from the Company’s obligation to indemnify certain former officers of the Company for costs incurred by them in connection with those matters, all of which have been settled. Those costs and expenses were a net credit of approximately $1.8 million in fiscal 2010 and a charge of approximately $1.3 million in fiscal 2009. The net credit in fiscal 2010 reflects insurance reimbursements of approximately $2.5 million of costs incurred in prior periods in connection with such litigation and investigations, of which $1.3 million was recorded in the fourth quarter.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $5.9 million in fiscal 2010 compared to $548,000 in fiscal 2009.

	Year Ended
	January 31,	February 1,
	2010	2009
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$3,108	$1,050
Impairment of reacquired franchise rights	40	-
Recovery from bankruptcy estate of former subsidiary	(482)	-
Total impairment charges	2,666	1,050
Lease termination costs	3,237	(502)
	$5,903	$548

     The Company tests long-lived assets for impairment and records lease termination costs as described under “Fiscal 2011 Compared to Fiscal 2010 — Impairment and Lease Termination Costs,” above.

     Impairment charges related to long-lived assets totaled $3.1 million in fiscal 2010 and $1.1 million in fiscal 2009, of which approximately $3.1 million and $900,000, respectively, related principally to underperforming stores. In addition, impairment charges for fiscal 2010 reflect a one-time cash recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in fiscal 2006

     In fiscal 2010, the Company recorded lease termination charges related to closed stores of approximately $3.2 million, compared to a net credit related to lease terminations of $502,000 in fiscal 2009. The charges in fiscal 2010 relate principally to terminations of two leases having rental rates substantially above current market levels. In fiscal 2009, changes in estimated sublease rentals on a closed store that was subsequently refranchised and the realization of proceeds on an assignment of another closed store lease resulted in a credit in the lease termination provision. This credit, along with the reversal of previously recorded accrued rent associated with stores closed, partially offset by charges related to other closed store leases, resulted in a net credit in the provision for lease termination costs in fiscal 2009.

   Interest Income

     Interest income decreased to $93,000 in fiscal 2010 from $331,000 in fiscal 2009 due to lower short term interest rates and lower average cash balances in fiscal 2010 compared to fiscal 2009.

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	January 31,	February 1,
	2010	2009
	(In thousands)
Interest accruing on outstanding indebtedness	$5,789	$6,402
Letter of credit and unused revolver fees	1,240	1,082
Fees associated with credit agreement amendments	925	261
Write-off of deferred financing costs associated with credit agreement amendments	89	289
Amortization of deferred financing costs	770	543
Mark-to-market adjustments on interest rate derivatives	559	798
Amortization of unrealized losses on interest rate derivatives	1,151	969
Payment to counterparty on interest rate cap derivative	-	124
Other	162	211
	$10,685	$10,679

     The decrease in interest accruing on outstanding indebtedness reflects the reduction in outstanding principal balance of the Company’s term loans described in Note 9 to the consolidated financial statements appearing elsewhere herein. That reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s Secured Credit Facilities in April 2009. The April 2009 amendments to the credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually, and the Company incurred fees and costs associated with those amendments and with similar amendments in April 2008, as described in Note 9.

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

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded was other than temporary, as described in Note 17 to the consolidated financial statements appearing elsewhere herein.

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

     In addition, other non-operating income and expense in fiscal 2009 includes a non-cash gain of $931,000 on the disposal of an investment in an Equity Method Franchisee, largely offset by a $900,000 charge for collectibility risk on a note receivable from another Equity Method Franchisee, as described in Note 17 to the consolidated financial statements appearing elsewhere herein.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2011, fiscal 2010 and fiscal 2009:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$20,508	$19,827	$16,593
Net cash used for investing activities	(8,572)	(2,175)	(4,296)
Net cash used for financing activities	(10,181)	(32,975)	(1,422)
Effect of exchange rate changes on cash	-	-	(72)
Net increase (decrease) in cash and cash equivalents	$1,755	$(15,323)	$10,803

Cash Flows from Operating Activities

     Net cash provided by operating activities was $20.5 million, $19.8 million and $16.6 million in fiscal 2011, 2010 and 2009 respectively.

     Cash payments on leases related to closed stores were approximately $3.3 million higher in fiscal 2010 than in fiscal 2011. Net cash provided by operating activities for fiscal 2011 reflects the payment of approximately $4.8 million of incentive compensation earned in fiscal 2010; there were no corresponding payments in 2010. In addition, cash provided by operating activities in fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. An increase in KK Supply Chain revenues and higher royalty revenues resulting from growth in the number of franchisees, as well as higher off-premises sales, resulted in a $2.6 million increase in accounts receivable in fiscal 2011. The balance in the change in cash flows from operating activities reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was approximately $8.6 million, $2.2 million and $4.3 million in fiscal 2011, 2010 and 2009, respectively.

     Cash used for capital expenditures increased to approximately $9.7 million in fiscal 2011 from $8.0 million in fiscal 2010, reflecting increased store refurbishment efforts in existing stores, the construction of new stores in fiscal 2011 and the investment in information technology systems.

     In connection with the closing of 2011 Secured Credit Facilities described below, the Company deposited into escrow $1.8 million related to properties with respect to which the Company has agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company does not furnish all of the documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan described below.

     In fiscal 2011, 2010 and 2009, the Company realized proceeds from the sale of property and equipment of $2.9 million, $5.8 million and $748,000, respectively, from the sale of closed stores or refranchised stores.

Cash Flows from Financing Activities

     Net cash used by financing activities was $10.2 million in fiscal 2011, compared to $33.0 million in fiscal 2010 and $1.4 million in fiscal 2009.

     On January 28, 2011, the Company closed the 2011 Secured Credit Facilities, which consist of the $35 million 2011 Term Loan and the $25 million Revolver. The proceeds of the 2011 Term Loan were used to retire the approximately $35 million outstanding term loan balance under the Company’s prior secured credit facilities, which were terminated. The 2011 Revolver is intended to be used to support outstanding letters of credit, which currently total approximately $12.5 million, with the balance available for working capital and other general corporate needs, if any. The Company paid approximately $1.5 million in fees and expenses in connection with the 2011 Secured Credit Facilities, of which approximately $1.3 was capitalized as deferred financing costs and the balance of approximately $160,000 was charged to expense and is included in “Loss on refinancing of debt” in the accompanying consolidated statement of operations.

     Prior to the refinancing, during fiscal 2011, the Company repaid $8.3 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $700,000 of scheduled principal amortization, $2.6 million of prepayments from the sale of a closed store, and a discretionary prepayment of $5 million. During fiscal 2010, the Company repaid approximately $31.7 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.1 million of scheduled principal amortization, a prepayment of $20 million in connection with amendments to the Company’s prior credit facilities, and a discretionary prepayment of $5 million. Additionally, the Company paid approximately $1.9 million in fees to its lenders in fiscal 2010 in connection with amendments to the prior credit facilities. Of such aggregate amount, approximately $954,000 was capitalized as deferred financing costs and the balance of approximately $925,000 was charged to interest expense.

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

   Debt

     The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In the last three fiscal years, management focused on reducing or eliminating the Company’s investments in franchisees and the related guarantees of franchisees’ obligations, reducing outstanding debt, and on restructuring the Company’s borrowing arrangements to maintain credit availability and lower financing costs to facilitate accomplishing the Company’s business restructuring initiatives.

     The 2011 Secured Credit Facilities described above and in Note 9 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. The 2011 Secured Credit Facilities contain significant financial covenants. Based on the Company’s current working capital and the fiscal 2012 operating plan, management believes the Company can comply with the financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     The operation of the financial covenants described above could limit the amount the Company may borrow under the 2011 Revolver. In addition, the maximum amount which may be borrowed under the 2011 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $12.5 million as of January 30, 2011 all of which secure the Company’s reimbursement obligations to insurers under the Company’s self- insurance arrangements. The maximum unused borrowing capacity available to the Company as of January 30, 2011 was approximately $12.5 million. The restrictive covenants did not limit the Company’s ability to borrow the full $12.5 million of unused credit under the 2011 Revolver at that date.

     The 2011 Secured Credit Facilities also contain customary events of default including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $2.5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $2.5 million and the occurrence of a change of control.

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

   Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantees of indebtedness of certain franchisees, as discussed in Notes 11 and 17 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at January 30, 2011

     The Company’s contractual cash obligations as of January 30, 2011 are as follows:

		Payments Due In
		Less than 1			More Than 5
	Total Amount	Year	1-3 Years	3-5 Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities	$35,000	$2,333	$4,666	$28,001	$-
Interest payment obligations(1)	8,857	1,626	3,228	4,003	-
Capital lease obligations	387	180	207	-	-
Operating lease obligations	117,977	10,064	14,402	11,962	81,549
Purchase obligations	73,514	51,998	20,932	584	-
Contingent guarantee obligations(2)	3,169	3,169	-	-	-
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims, principally worker's
compensation	11,780	3,642	3,426	1,633	3,079
401(k) mirror plan liability	796	-	-	-	796
Total	$251,480	$73,012	$46,861	$46,183	$85,424

____________________

(1)	Estimated interest payments for variable rate debt are based upon the forward LIBOR interest rate curve as of January 28, 2011. On March 3, 2011, the Company paid approximately $602,000 to enter into an interest rate derivative contract to hedge the Company’s exposure to higher interest rates, as more fully described in Note 9 to the consolidated financial statements appearing elsewhere herein. This payment is not reflected in the table above.

(2)	Amounts represent 100% of the Company’s aggregate exposure at January 30, 2011 under loan guarantees related to franchisees in which the Company has an ownership interest. The timing of the potential payment is based upon the maturity of the guaranteed indebtedness. No demand has been made on the Company to perform under any of the guarantees.

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $520,000 as of at January 30, 2011 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:
  Working capital and other general corporate purposes;

  Opening new Company stores in selected markets, principally small retail shops;

  Remodeling and relocation of selected older Company shops;

  Investing in equipment to support the off-premises distribution channel;

  Maintaining and enhancing the KK Supply Chain manufacturing and distribution capabilities; and

  Investing in systems and technology
     The Company’s capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors including the Company’s overall performance, the pace of store expansion and Company store remodels and other infrastructure needs. The amount of capital expenditures may be constrained by the operation of restrictive financial covenants to the Company’s 2011 Secured Credit Facilities. The Company currently estimates that its capital expenditures for fiscal 2012 will be in the range of $13 million to $17 million. The most significant capital expenditures currently planned for fiscal 2012 are between five and ten new stores, refurbishments to existing stores, replacement of aging delivery vehicles, refurbishment of the Company’s corporate headquarters, new point-of-sale hardware to replace existing hardware that is approaching the end of its useful life, new handheld hardware and software to replace existing assets used in distribution to off-premises customers that is approaching the end of their useful lives, and ongoing smaller, routine capital expenditures. The Company plans to fund these expenditures principally using cash provided by operations and current cash resources, although the Company may choose to lease certain anticipated asset acquisitions. The landlord of the Company’s corporate headquarters is obligated to fund the first $1.8 million of the headquarters refurbishing costs.

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

   Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix and other supplies necessary to operate a Krispy Kreme store, as well as from off-premises sales by company stores to convenience and grocery stores and other customers. During the three fiscal years in the period ended January 30, 2011, some of the Company’s franchisees experienced financial difficulties or for other reasons did not comply with the normal payment terms for settlement of amounts due to the Company. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test for indefinite-lived intangible assets involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. To determine fair value for each reporting unit, the Company uses the discounted cash flows that the reporting unit can be expected to generate in the future. This valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting units over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Significant management judgment is involved in preparing these estimates. Changes in projections or estimates could significantly change the estimated fair value of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges. There were no goodwill impairment charges in fiscal 2011, 2010 or 2009. As of January 30, 2011, the remaining goodwill had a carrying value of $23.5 million, all of which was associated with the Domestic and International Franchise segments, each of which consists of a single reporting unit. The risk of goodwill impairment would increase in the event that the franchise segment operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. In fiscal 2011, fiscal 2010 and fiscal 2009, the Company recorded impairment charges related to long-lived assets totaling approximately $3.3 million, $3.1 million and $1.1 million, respectively. Additional impairment charges may be necessary in future years.

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

   Income Taxes

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

     At January 30, 2011, the Company had a valuation allowance against deferred income tax assets of $159 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The Company has operated at a cumulative profit over the past three fiscal years; however, substantially all of that profit was earned in fiscal 2011, the most recently completed year. While the Company is encouraged by the $8.9 million pretax profit earned in fiscal 2011 and by the favorable trend in the Company’s financial results over the past three years, management believes it is appropriate to obtain confirmatory evidence that the improvement in the Company’s results of operations is sustainable, and that realization of at least some of the deferred income tax assets is more likely than not, before reversing a portion of the valuation allowance to earnings.

     The Company intends to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in future periods. Given the nature of the confirmatory evidence the Company seeks, management does not expect to review its conclusions until late in fiscal 2012, at which time the Company’s fiscal 2012 results largely will be known. If the Company again generates significant core earnings (generally meaning pretax earnings adjusted for non-recurring items) in fiscal 2012, then, absent other factors indicating a contrary conclusion, it is likely the Company will conclude it is appropriate to reverse a portion of the valuation allowance to earnings in the fourth quarter of fiscal 2012. If such a reversal is recorded, it appears unlikely that the reversal will equal the entire $159 million valuation allowance recorded as of January 30, 2011, although it is likely the amount will be material to the Company’s results of operations. Any reversal will have no effect on the Company’s cash flows.

     While any reversal of a portion of the valuation allowance will have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such periods. This negative effect on earnings in subsequent periods occurs because the reversal will reflect the recognition of future income tax benefits in the period in which the reversal is recorded; absent the reversal of the valuation allowance, such tax benefits would be recognized in the future periods in which their realization occurs upon the generation of taxable income. Accordingly, subsequent to any reversal of a portion of the valuation allowance, the Company’s effective income tax rate, which currently bears no relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates to which the Company’s earnings are subject.

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

   Guarantee Liabilities

     The Company has guaranteed a portion of certain loan obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of January 30, 2011, the Company has recorded liabilities of approximately $2.2 million related to such loan guarantees. The aggregate outstanding principal balance of loans subject to the Company’s guarantees was approximately $3.2 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

   Investments in Franchisees

     The Company has investments in certain Equity Method Franchisees, the value of which cannot be verified by reference to quoted market prices. The Company’s assessment of the realizability of these investments involves assumptions concerning future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated by the Company, the assessment of realizability of the recorded investments in these entities could change, and impairment provisions related to these investments could be required. During the years ended January 31, 2010 and February 1, 2009, the Company recorded impairment charges of $500,000 and $957,000, respectively, related to investments in Equity Method Franchisees. There were no impairment charges related to investments in Equity Method Franchisees in fiscal 2011. As of January 30, 2011, the Company’s investment in Equity Method Franchisees was $1.7 million.

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

   Recent Accounting Pronouncements

     In the third quarter of fiscal 2010, the Company refranchised three stores in Northern California to a new franchisee. The aggregate sales price of the stores’ assets was approximately $1.1 million, which was evidenced by a promissory note payable to the Company bearing interest at 7% and payable in weekly installments equal to a percentage of the stores’ retail sales, secured by the all the assets of the three stores. The Company did not report the refranchising as a divestiture of the stores and continued to consolidate the stores’ financial statements for post-acquisition periods because the new franchisee was a variable interest entity of which the Company was the primary beneficiary under GAAP then existing.

     Effective February 1, 2010, the first day of fiscal 2011, the Company adopted new accounting standards related to the consolidation of variable-interest entities require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Under the new accounting standards, the Company is no longer the primary beneficiary of the new franchisee, which required the Company to deconsolidate the franchisee and recognize a divestiture of the stores. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

     In the first quarter of fiscal 2009, the Company adopted new accounting standards with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 20 to the consolidated financial statements appearing elsewhere herein for additional information regarding fair value measurements.

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

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitles the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company intends to account for this derivative contract as a cash flow hedge.

     As of January 30, 2011, the Company had approximately $35 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an approximately $350,000 increase in annual interest expense on the Company’s term debt. The Company has sought to limit its exposure to rising short-term interest rates by entering into the derivative contract described above. The Company’s credit facilities and the related interest rate derivative are described in Note 9 to the consolidated financial statements appearing elsewhere herein.

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

     For the year ended January 30, 2011, the Company’s international franchisees had sales of approximately $325 million, and the Company’s related royalty revenues were approximately $16 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which the Company’s international franchisees do business would have a corresponding effect on the Company’s international royalty revenues of approximately $1.6 million.

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

Commodity Derivatives Outstanding at January 30, 2011

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of January 30, 2011, which mature in fiscal 2012, is set forth in the table below.

Weighted
		Average Contract	Aggregate
		Price or Strike	Contract Price or	Aggregate Fair
	Contract Volume	Price	Strike Price	Value
(Dollars in thousands, except average prices)
Futures contracts:
Wheat	180,000 bu.	$8.88	$1,598	$144

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

					Approximate Annual
	Approximate Anticipated	Approximate Range of Prices	Hypothetical Price		Effect Of Hypothetical
Ingredient	Fiscal 2012 Purchases	Paid In Fiscal 2011	Increase		Price Increase
					(In thousands)
Flour	63.3 million lbs.	$0.1258 - $0.2368/lb.	$0.05/	lb.	$3,165
Shortening	40.7 million lbs.	$0.5092 - $0.8100/lb.	$0.10/	lb.	$4,070
Sugar	55.5 million lbs.	$0.3100 - $0.3670/lb.	$0.05/	lb.	$2,775
Gasoline	2.6 million gal.	$2.52 - $2.99/gal.	$0.30/	gal.	$780

     The ranges of prices paid for fiscal 2011 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for interests in variable interest entities effective February 1, 2010.

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

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2011

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$361,955	$346,520	$385,522
Operating expenses:
Direct operating expenses (exclusive of depreciation expense shown below)	313,475	297,859	348,044
General and administrative expenses	21,870	22,793	23,460
Depreciation expense	7,389	8,191	8,709
Impairment charges and lease termination costs	4,066	5,903	548
Operating income	15,155	11,774	4,761
Interest income	207	93	331
Interest expense	(6,359)	(10,685)	(10,679)
Loss on refinancing of debt	(1,022)	-	-
Equity in income (losses) of equity method franchisees	547	(488)	(786)
Other non-operating income and (expense), net	329	(276)	2,815
Income (loss) before income taxes	8,857	418	(3,558)
Provision for income taxes	1,258	575	503
Net income (loss)	$7,599	$(157)	$(4,061)

Earnings (loss) per common share:
Basic	$0.11	$-	$(0.06)
Diluted	$0.11	$-	$(0.06)

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	January 30,	January 31,
	2011	2010
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,970	$20,215
Receivables	20,261	17,839
Receivables from equity method franchisees	586	524
Inventories	14,635	14,321
Other current assets	5,970	6,324
Total current assets	63,422	59,223
Property and equipment	71,163	72,986
Investments in equity method franchisees	1,663	781
Goodwill and other intangible assets	23,776	23,816
Other assets	9,902	8,470
Total assets	$169,926	$165,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,513	$762
Accounts payable	9,954	6,708
Accrued liabilities	28,379	30,203
Total current liabilities	40,846	37,673
Long-term debt, less current maturities	32,874	42,685
Other long-term obligations	19,778	22,151

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	370,808	366,237
Accumulated other comprehensive loss	(34)	(180)
Accumulated deficit	(294,346)	(303,290)
Total shareholders’ equity	76,428	62,767
Total liabilities and shareholders’ equity	$169,926	$165,276

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,599	$(157)	$(4,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	7,389	8,191	8,709
Deferred income taxes	(95)	(479)	651
Impairment charges	3,304	2,666	1,050
Accrued rent expense	(77)	(412)	(352)
Loss on disposal of property and equipment	621	915	746
Gain on refranchise of Canadian subsidiary	-	-	(2,805)
Gain on disposal of interests in equity method franchisees	-	-	(931)
Impairment of investment in equity method franchisee	-	500	-
Unrealized loss on interest rate derivatives	-	559	798
Share-based compensation	5,147	4,779	5,152
Provision for doubtful accounts	32	(161)	270
Amortization of deferred financing costs	1,561	859	832
Equity in (income) losses of equity method franchisees	(547)	488	786
Other	(330)	(225)	1,820
Change in assets and liabilities:
Receivables	(2,604)	2,151	4,222
Inventories	(314)	1,216	4,263
Other current and non-current assets	(2,506)	594	526
Accounts payable and accrued liabilities	1,445	(1,650)	(3,817)
Other long-term obligations	(117)	(7)	(1,266)
Net cash provided by operating activities	20,508	19,827	16,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,694)	(7,967)	(4,694)
Proceeds from disposals of property and equipment	2,949	5,752	748
Investments in equity method franchisees	(50)	(325)	(113)
Escrow deposit	(1,800)	-	-
Other investing activities	23	365	(237)
Net cash used for investing activities	(8,572)	(2,175)	(4,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	35,000	-	-
Repayment of long-term debt	(43,257)	(31,678)	(1,989)
Deferred financing costs	(1,348)	(954)	(467)
Proceeds from exercise of stock options and warrants	5	-	3,103
Repurchase of common shares	(581)	(343)	(2,069)
Net cash used for financing activities	(10,181)	(32,975)	(1,422)
Effect of exchange rate changes on cash	-	-	(72)
Net increase (decrease) in cash and cash equivalents	1,755	(15,323)	10,803
Cash and cash equivalents at beginning of year	20,215	35,538	24,735
Cash and cash equivalents at end of year	$21,970	$20,215	$35,538
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$197	$258	$143

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 3, 2008	65,370	$355,615	$81	$(299,072)	$56,624
Comprehensive income (loss):
Net loss for the year ended
February 1, 2009				(4,061)	(4,061)
Recognition of foreign currency translation adjustment upon disposal of subsidiary, net of income taxes of $1,173			(1,797)		(1,797)
Foreign currency translation adjustment, net
of income taxes of $153			239		239
Unrealized loss on cash flow hedge,
net of income taxes of $14			(22)		(22)
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $383			586		586
Total comprehensive loss					(5,055)
Exercise of stock options	2,387	3,103			3,103
Share-based compensation	301	5,152			5,152
Repurchase of common shares	(546)	(2,069)			(2,069)
Balance at February 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income (loss):
Net loss for the year ended
January 31, 2010				(157)	(157)
Foreign currency translation adjustment, net
of income taxes of $24			37		37
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $455			696		696
Total comprehensive income					576
Cancelation of restricted shares	(52)	-			-
Share-based compensation	57	4,779			4,779
Repurchase of common shares	(76)	(343)			(343)
Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting
standard (Note 1)				1,345	1,345
Comprehensive income:
Net income for the year ended
January 30, 2011				7,599	7,599
Foreign currency translation adjustment, net
of income taxes of $35			54		54
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					7,745
Exercise of warrants	-	5			5
Cancelation of restricted shares	(2)	-			-
Share-based compensation	161	5,147			5,147
Repurchase of common shares	(73)	(581)			(581)
Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428

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

     REVENUE RECOGNITION. A summary of the revenue recognition policies for the Company’s business segments is as follows:
  Company Stores revenue is derived from the sale of doughnuts and complimentary products to on-premises and off-premises customers. Revenue is recognized at the time of sale for on-premises sales. For off-premises sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

  Domestic and International Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees for new stores are deferred until the store is opened, which is the time at which the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received.

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
     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2011, 2010 and 2009 each contained 52 weeks.

     CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company records provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

     INVENTORIES. Inventories are recorded at the lower of cost or market, with cost determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives, which are as follows: buildings — 7 to 35 years; machinery and equipment — 3 to 15 years; computer software — 3 years; and leasehold improvements — 1 to 20 years.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Numerator: net income (loss)	$7,599	$(157)	$(4,061)
Denominator:
Basic earnings per share - weighted average shares
outstanding	68,337	67,493	65,940
Effect of dilutive securities:
Stock options	1,055	-	-
Restricted stock and restricted stock units	530	-	-
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	69,922	67,493	65,940

     Stock options and warrants with respect to 9.0 million shares, as well as 409,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the year ended January 30, 2011 because their inclusion would be antidilutive.

     Stock options and warrants with respect to 11.0 million and 10.8 million shares, as well as 1.2 million and 1.4 million unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the years ended January 31, 2010 and February 1, 2009, respectively, because the Company incurred a net loss in each of these periods and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from off-premises customers and franchisees and guarantees of indebtedness of franchisees. Off-premises receivables are primarily from grocery and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2011, 2010 and 2009, no customer accounted for more than 10% of Company Stores segment revenues. The two largest off-premises customers collectively accounted for approximately 13%, 12% and 11% of Company Stores segment revenues in fiscal 2011, 2010 and 2009, respectively. The two off-premises customers with the largest trade receivables balances collectively accounted for approximately 23% and 21% of total off-premises customer receivables at January 30, 2011 and January 31, 2010, respectively.

     The Company also evaluates the recoverability of receivables from its franchisees and maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, the Company evaluates the likelihood of potential payments by the Company under loan guarantees and records estimated liabilities for payments the Company considers probable.

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

     The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $1.8 million, $3.2 million and $1.8 million in fiscal 2011, 2010 and 2009, respectively.

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

     COMPREHENSIVE INCOME. Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income (loss), a component of shareholders’ equity, and are summarized in the following table:

	January 30,	January 31,
	2011	2010
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized losses on interest rate derivatives	$-	$(152)
Cumulative foreign currency translation adjustment	(57)	(146)
	(57)	(298)
Less: deferred income taxes	23	118
	$(34)	$(180)

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

     RECLASSIFICATIONS Beginning in fiscal 2011, miscellaneous receivables previously classified as a component of other current assets were reclassified and combined with trade receivables, and the combined total has been captioned “Receivables” in the accompanying consolidated balance sheet. Amounts previously reported at January 31, 2010 have been reclassified to conform to the new presentation.

     In the third quarter of fiscal 2011, the caption “Other operating income and expense, net” previously included in the consolidated statement of operations was eliminated. Amounts previously included in this caption have been reclassified to direct operating expenses and general and administrative expenses, and amounts reported in this caption for earlier periods have been reclassified to conform to the new presentation. None of the reclassified amounts was material in any of the periods.

     In the fourth quarter of fiscal 2011, computer software previously classified as a component of other assets was reclassified and combined with property and equipment in the accompanying consolidated balance sheet. Amounts previously reported at January 31, 2010 have been reclassified to conform to the new presentation.

Recent Accounting Pronouncements

     In the third quarter of fiscal 2010, the Company refranchised three stores in Northern California to a new franchisee. The aggregate sales price of the stores’ assets was approximately $1.1 million, which was evidenced by a promissory note payable to the Company bearing interest at 7% and payable in weekly installments equal to a percentage of the stores’ retail sales, secured by the all the assets of the three stores. The Company did not report the refranchising as a divestiture of the stores and continued to consolidate the stores’ financial statements for post-acquisition periods because the new franchisee was a variable interest entity of which the Company was the primary beneficiary under GAAP then existing.

     Effective February 1, 2010, the first day of fiscal 2011, the Company was required to adopt new accounting standards related to the consolidation of variable-interest entities. Those standards require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Under the new accounting standards, the Company is no longer the primary beneficiary of the new franchisee in Northern California, discussed above, which required the Company to deconsolidate the franchisee and recognize a divestiture of the stores. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

     In the first quarter of fiscal 2009, the Company adopted new accounting standards with respect to financial assets and liabilities measured at fair value on both a recurring and non-recurring basis and with respect to nonfinancial assets and liabilities measured on a recurring basis. In the first quarter of fiscal 2010, the Company adopted new accounting standards with respect to nonrecurring measurements of nonfinancial assets and liabilities. Adoption of these standards had no material effect on the Company’s financial position or results of operations. See Note 20 for additional information regarding fair value measurements.

Note 2 — Receivables

     The components of trade receivables are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Receivables:
Off-premises customers	$9,990	$9,010
Unaffiliated franchisees	9,805	8,974
Other receivables	1,565	1,130
Current portion of notes receivable	235	68
	21,595	19,182
Less — allowance for doubtful accounts:
Off-premises customers	(326)	(307)
Unaffiliated franchisees	(1,008)	(1,036)
	(1,334)	(1,343)
	$20,261	$17,839
Receivables from Equity Method Franchisees (Note 17):
Trade	$586	$1,263
Less — allowance for doubtful accounts	-	(739)
	$586	$524

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of year	$1,343	$2,857	$4,750
Provision for doubtful accounts	362	(769)	71
Chargeoffs	(224)	(745)	(2,064)
Other	-	-	100
Transfers to allowances for notes receivable (Note 7)	(147)	-	-
Balance at end of year	$1,334	$1,343	$2,857

Allowance for doubtful accounts related to receivables from Equity Method
Franchisees:
Balance at beginning of year	$739	$249	$1,379
Provision for doubtful accounts	(35)	490	199
Chargeoffs	(233)	-	(1,329)
Transfers to allowances for notes receivable (Note 7)	(471)	-	-
Balance at end of year	$-	$739	$249

     See Note 7 for information about notes receivable from franchisees.

Note 3 — Inventories

     The components of inventories are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Raw materials	$5,265	$5,253
Work in progress	54	4
Finished goods	3,194	3,688
Purchased merchandise	6,018	5,268
Manufacturing supplies	104	108
	$14,635	$14,321

Note 4 — Other Current Assets

     Other current assets consist of the following:

	January 30,	January 31,
	2011	2010
	(In thousands)
Escrow deposit (Note 9)	$1,800	$-
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 7, 8 and 10)	477	679
Commodity futures contracts	144	-
Closed stores held for sale	-	2,574
Prepaid expenses and other	3,549	3,071
	$5,970	$6,324

Note 5 — Property and Equipment

     Property and equipment consists of the following:

	January 30,	January 31,
	2011	2010
	(In thousands)
Land	$13,843	$13,975
Buildings	61,304	62,812
Leasehold improvements	9,596	9,146
Machinery and equipment	46,955	52,124
Computer software	6,521	6,001
Construction in progress	1,593	432
	139,812	144,490
Less: accumulated depreciation	(68,649)	(71,504)
	$71,163	$72,986

     Machinery and equipment includes assets acquired under capital leases having a net book value of $387,000 and $393,000 at January 30, 2011 and January 31, 2010, respectively.

Note 6 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	January 30,	January 31,
	2011	2010
	(In thousands)
Indefinite-lived intangible assets:
Goodwill associated with International Franchise segment	$15,664	$15,664
Goodwill associated with Domestic Franchise segment	7,832	7,832
Reacquired franchise rights associated with Company Stores segment	280	320
	$23,776	$23,816

Note 7 — Other Assets

     The components of other assets are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Deposits	$3,399	$1,515
Non-current portion of claims against insurance carriers related to self-insurance
programs (Note 1, 4, 8 and 10)	2,543	3,116
Deferred financing costs, net of accumulated amortization	1,886	2,099
Non-current portion of notes receivable	918	146
401(k) mirror plan assets (Note 10 and 19)	796	455
Other	360	1,139
	$9,902	$8,470

     The Company has notes receivable from certain of its franchisees which are summarized in the following table. As of January 30, 2011 and January 31, 2010, substantially all of the notes receivable were being paid in accordance with their terms.

	January 30,	January 31,
	2011	2010
	(In thousands)
Notes receivable:
Note receivable from Equity Method Franchisee arising from past due royalties	$391	$-
Note receivable arising from refranchising transaction	654	-
Notes receivable arising from sale of real estate	148	183
Other	498	160
	1,691	343
Less — portion due within one year	(235)	(68)
Less — allowance for doubtful accounts	(538)	(129)
	$918	$146

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$129	$-	$-
Provision for doubtful accounts	(295)	118	-
Chargeoffs	(119)	-	-
Recoveries	205	11	-
Transfers from allowances for trade receivables (Note 2)	618	-	-
Balance at end of year	$538	$129	$-

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.7 million and $1.4 million at January 30, 2011 and January 31, 2010, respectively, representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. No payments were required to be made currently on any of the January 31, 2010 amount or approximately $3.3 million of the January 30, 2011 amount; the note representing the remainder of the January 30, 2011 amount is being paid in accordance with its terms. Collections on these promissory notes are being recorded as revenue as they are received.

Note 8 — Accrued Liabilities

     The components of accrued liabilities are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Accrued compensation	$7,938	$6,571
Accrued vacation pay	5,024	4,814
Current portion of self-insurance claims, principally worker's compensation
(Notes 1, 4, 7 and 10)	3,642	4,245
Accrued guarantee liabilities (Notes 11, 13 and 17)	2,518	2,702
Accrued taxes, other than income	1,795	2,097
Customer deposits	1,208	1,319
Accrued health care claims	1,136	1,110
Current portion of lease termination costs (Notes 10 and 12)	648	298
Accrued professional fees	283	873
Current portion of deferred franchise fee revenue	213	285
Accrued interest	11	292
Fair value of interest rate derivative	-	641
Other	3,963	4,956
	$28,379	$30,203

     The changes in the assets and liabilities associated with self-insurance programs are summarized as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Accrual for self-insurance programs, net of receivables from stop-loss policies:
Balance at beginning of year	$9,777	$11,781	$12,303
Additions charged to costs and expenses	2,538	1,372	3,707
Claims payments	(3,555)	(3,376)	(4,229)
Balance at end of year	$8,760	$9,777	$11,781
Net accrual reflected in:
Accrued liabilities	$3,642	$4,245	$5,086
Other long-term obligations	8,138	9,327	11,069
Less: Claims receivable under stop-loss insurance policies included in:
Other current assets	(477)	(679)	(755)
Other assets	(2,543)	(3,116)	(3,619)
	$8,760	$9,777	$11,781

Note 9 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	January 30,	January 31,
	2011	2010
	(In thousands)
2011 Term Loan	$35,000	$-
2007 Term Loan	-	43,054
Capital lease obligations	387	393
	35,387	43,447
Less: current maturities	(2,513)	(762)
	$32,874	$42,685

     The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2012	$2,513
2013	2,473
2014	2,400
2015	2,333
2016	25,668
$35,387

   2011 Secured Credit Facilities

     On January 28, 2011, the Company closed new secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which mature in January 2016. The 2011 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. The Company used the proceeds of the 2011 Term Loan to repay the approximately $35 million outstanding principal balance under the 2007 Secured Credit Facilities described below, which were then terminated. The Company recorded a pretax charge of approximately $1.0 million in the fourth quarter of fiscal 2011 to write off a majority of the unamortized deferred debt issuance costs related to the terminated facility and to record certain expenses related to the new facility.

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of January 30, 2011, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Margin was 2.50%.

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitles the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company intends to account for this derivative contract as a cash flow hedge.

     The 2011 Revolver contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $12.5 million of letters of credit were issued under the 2011 Revolver to replace letters of credit issued under the terminated facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs.

     The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit, as well as a fronting fee of 0.125% of the amount of such letter of credit. There also is a fee on the unused portion of the 2011 Revolver lending commitment, ranging from 0.35% to 0.65%, depending on the Company’s leverage ratio.

     The 2011 Term Loan is payable in quarterly installments of approximately $583,000, and a final installment equal to the remaining principal balance in January 2016. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow $200,000 with respect to each of nine properties ($1.8 million in the aggregate) with respect to which the Company has agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company does not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan. The $1.8 million escrow deposit is included in “Other current assets” in the accompanying consolidated balance sheet as of January 30, 2011.

     Borrowings and issuances of letters of credit under the 2011 Revolver are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.

     The 2011 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of January 30, 2011, the leverage ratio was required to be not greater than 3.0 to 1.0. The maximum leverage ratio declines to 2.75 to 1.0 in fiscal 2012 and to 2.5 to 1.0 thereafter. The fixed charge coverage ratio is required to be not less than 1.05 to 1.0 in fiscal 2012, increasing to a minimum of 1.1 to 1.0 in fiscal 2013 and to 1.2 to 1.0 thereafter.

     As of January 30, 2011, the Company’s leverage ratio was approximately 1.6 to 1.0. The fixed charge coverage ratio for the year ended January 30, 2011, computed on a pro forma basis assuming that the 2011 Secured Credit Facilities had been closed as of the beginning of the fiscal year, was approximately 2.3 to 1.0.

     The leverage ratio is calculated by dividing total debt as of the end of each fiscal quarter by Consolidated EBITDA for the Reference Period (each consisting of the four most recent fiscal quarters). For this purpose, debt includes not only indebtedness reflected in the consolidated balance sheet, but also, among other things, the amount of undrawn letters of credit, the principal balance of indebtedness of third parties to the extent such indebtedness is guaranteed by the Company, and any amounts reasonably expected to be paid with respect to any other guaranty obligations. The fixed charge coverage ratio is calculated for each Reference Period by dividing (a) the sum of (i) Consolidated EBITDA, plus (ii) Cash Lease Payments, minus (iii) cash income taxes, minus (iv) distributions in respect of the Company’s common stock (which are limited by the credit agreement), minus (v) unfinanced capital expenditures, by (b) Consolidated Fixed Charges.

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2011 Secured Credit Facilities to mean, for each Reference Period, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on asset dispositions, and provisions for payments on guaranty obligations, plus the sum of interest expense, income taxes, depreciation, rent expense and lease termination costs, and non-cash charges; and minus the sum of non-cash credits, interest income, Cash Lease Payments, and payments on guaranty obligations in excess of $1 million during the Reference Period or $3 million in the aggregate after January 28, 2011.

     “Cash Lease Payments” means the sum of cash paid or required to be paid for obligations under operating leases for real property and equipment (net of sublease income), lease payments on closed stores (but excluding payments in settlement of future obligations under terminated operating leases), and cash payments in settlement of future obligations under terminated operating leases to the extent the aggregate amount of such payments exceeds $1.5 million during a Reference Period or $5.0 million in the aggregate after January 28, 2011.

     “Consolidated Fixed Charges” means the sum of cash interest expense, Cash Lease Payments, and scheduled principal payments of indebtedness. For Reference Periods ending in the first three quarters of fiscal 2012, cash interest expense with respect to the 2011 Secured Credit Facilities and the prior terminated facilities is computed by annualizing year-to-date fiscal 2012 interest expense accruing under the 2011 Secured Credit Facilities, and scheduled principal payments of indebtedness will be computed assuming that the 2011 Secured Credit Facilities had been closed at the beginning of each of such Reference Periods.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $12.5 million of unused credit under the 2011 Revolver at January 30, 2011.

     The 2011 Secured Credit Facilities also contain customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $2.5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $2.5 million and the occurrence of a change of control.

   2007 Secured Credit Facilities

     In February 2007, the Company closed secured credit facilities totaling $160 million (the “2007 Secured Credit Facilities”) then consisting of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities were secured by a first lien on substantially all of the assets of the Company and its subsidiaries.

     The commitments under the 2007 Revolver were reduced from $50 million to $30 million in April 2008, and further reduced to $25 million in connection with amendments to the facilities in April 2009 (the “April 2009 Amendments”). In connection with the April 2009 Amendments, the Company prepaid $20 million of the principal balance outstanding under the 2007 Term Loan. The Company made other payments of 2007 Term Loan principal after February 2007, consisting of $26.6 million representing the proceeds of asset sales, $25.0 million representing discretionary prepayments and $3.4 million representing scheduled amortization which, together with the $20 million prepayment in April 2009 reduced the principal balance of the 2007 Term Loan to approximately $35 million as of January 27, 2011. On January 28, 2011, the 2007 Term Loan was repaid in full and the 2007 Secured Credit Facilities were terminated.

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan was payable either (a) at the greater of LIBOR or 3.25% or (b) at the Alternate Base Rate (which was the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. After giving effect to the April 2009 Amendments, the Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively (5.50% and 4.50%, respectively, prior to the April 2009 Amendments and 3.50% and 2.50%, respectively, prior to amendments executed in April 2008).

     The Company was required to pay a fee equal to the Applicable Margin for LIBOR-based loans on the outstanding amount of letters of credit issued under the 2007 Revolver, as well as a fronting fee of 0.25% of the amount of such letter of credit payable to the letter of credit issuer. There also was a fee on the unused portion of the 2007 Revolver lending commitment, which increased from 0.75% to 1.00% in connection with the April 2009 Amendments.

   Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 30, 2011 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2012	$10,064	$200
2013	7,856	150
2014	6,546	69
2015	6,107	-
2016	5,855	-
Thereafter	81,549	-
	$117,977	419
Less: portion representing interest and executory costs		(32)
		$387

     Rent expense, net of rental income, totaled $10.8 million in fiscal 2011, $9.6 million in fiscal 2010 and $11.8 million in fiscal 2009. Such rent expense includes rents under non-cancelable operating leases as well as sundry short-term rentals.

   Cash Payments of Interest

     Interest paid, inclusive of deferred financing costs, totaled $8.1 million in fiscal 2011, $11.2 million in fiscal 2010 and $9.2 million in fiscal 2009.

Note 10 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Non-current portion of self-insurance claims, principally worker's compensation
(Notes 1, 4, 7 and 8)	$8,138	$9,327
Accrued rent expense	4,605	5,864
Non-current portion of deferred franchise fee revenue	3,040	3,191
Non-current portion of lease termination costs (Notes 8 and 12)	1,347	1,381
Mirror 401(k) plan liability (Notes 7 and 19)	796	455
Other	1,852	1,933
	$19,778	$22,151

Note 11 — Commitments and Contingencies

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

Pending Litigation

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

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $3.2 million at January 30, 2011, and are summarized in Note 17. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $2.2 million as of January 30, 2011 and $2.5 million as of January 31, 2010, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 30, 2011, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     In addition, accrued liabilities at January 30, 2011 and January 31, 2010, includes approximately $360,000 and $200,000, respectively, related to the Company’s assignment of operating leases on closed and refranchised stores. The Company is contingently liable to pay the rents on these stores to the landlords in the event the assignees fail to perform under the leases they have assumed.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $12.5 million at January 30, 2011, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to two years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 30, 2011, the Company had approximately $74 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The Company may also purchase futures, options on futures or enter into other hedging contracts to hedge its exposure to rising gasoline prices. See Note 21 for additional information about these derivatives.

Note 12 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$3,437	$3,108	$1,050
Impairment of long-lived assets - adjustments to previously recorded estimates	(173)	-	-
Impairment of reacquired franchise rights	40	40	-
Recovery from bankruptcy estate of former subsidiary	-	(482)	-
Total impairment charges	3,304	2,666	1,050
Lease termination costs:
Provision for termination costs	1,449	4,195	316
Less — reversal of previously recorded accrued rent expense	(687)	(958)	(818)
Net provision	762	3,237	(502)
Total impairment charges and lease termination costs	$4,066	$5,903	$548

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $3.4 million, $3.1 million and $900,000 in fiscal 2011, 2010 and 2009, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment.

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$1,679	$1,880	$2,837
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	422	2,427	380
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	832	1,580	(284)
Accretion of discount	195	188	220
Total provision	1,449	4,195	316
Proceeds from assignment of leases	-	62	748
Payments on unexpired leases, including settlements with lessors	(1,133)	(4,458)	(2,021)
Total reductions	(1,133)	(4,396)	(1,273)
Balance at end of year	$1,995	$1,679	$1,880
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$648	$298	$364
Other long-term obligations	1,347	1,381	1,516
	$1,995	$1,679	$1,880

Note 13 — Other Non-Operating Income and Expense

     The components of other non-operating income and expense are as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Foreign currency transaction loss	$-	$(1)	$(14)
Gain on refranchise of Canadian subsidiary	-	-	2,805
Gain on disposal of interests in Equity Method Franchises	-	-	931
Impairment charges and provisions related to investments in Equity
Method Franchisees (Note 17)	-	(500)	(957)
Provision for guarantee payments	329	225	50
	$329	$(276)	$2,815

     In fiscal 2010, the Company recorded a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded was other than temporary as described in Note 17.

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

     In fiscal 2009, the Company completed an agreement with two franchisees under common control pursuant to which, among other things, the Company conveyed to the majority owner of the franchisees the Company’s equity interests in the franchisees and compromised and settled certain disputed and past due amounts owed by them to the Company. In connection with this agreement, the Company was released from its obligations under all of its partial guarantees of certain of the franchisees’ indebtedness and lease obligations. The Company recorded a non-cash gain of $931,000 as a result of this transaction.

Note 14 — Income Taxes

     The components of the provision for income taxes are as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Current	$1,353	$1,054	$(148)
Deferred	(95)	(479)	651
	$1,258	$575	$503

     The components of the income (loss) before income taxes are as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Domestic	$8,843	$444	$(1,405)
Foreign	14	(26)	(2,153)
Total income (loss) before income taxes	$8,857	$418	$(3,558)

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Income taxes at statutory federal rate	$3,100	$146	$(1,245)
State income taxes	898	162	517
Foreign (income) losses having no tax effect	(5)	9	47
Change in valuation allowance on deferred income tax assets	(2,852)	1,100	2,081
Accruals for uncertain tax positions	(50)	74	(1,472)
Accruals for interest and penalties	(64)	86	(283)
Change in federal tax credit carryforwards (principally foreign tax credits)	(1,549)	(1,499)	(1,557)
Foreign withholding taxes	1,513	1,400	1,361
Other	267	(903)	1,054
	$1,258	$575	$503

     Income tax payments, net of refunds, were $1.0 million, $1.5 million and $1.3 million in fiscal 2011, 2010 and 2009, respectively. The fiscal 2011 amount is net of a federal income tax refund of $560,000 resulting from enactment of the Worker, Homeownership and Business Assistance Act of 2009. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees

     The components of deferred income taxes are as follows:

	January 30,	January 31,
	2011	2010
	(In thousands)
Net current assets	$15	$-
Net noncurrent liabilities	(15)	-
Net asset	$-	$-

     The tax effects of temporary differences are as follows:

	Year Ended
	January 30,	January 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$16,734	$22,543
Allowance for doubtful accounts	527	822
Other current assets	1,932	2,293
Property and equipment	923	477
Other non-current assets	3,956	2,968
Insurance accruals	3,909	4,301
Deferred revenue	2,119	2,061
Other current liabilities	6,746	6,954
Accrued litigation settlement	7,315	7,315
Other non-current liabilities	2,490	2,919
Non-employee stock warrants	2,647	2,647
Share-based compensation	6,979	5,878
Federal net operating loss carryforwards	84,510	83,446
Federal tax credit carryforwards	7,796	6,258
Charitable contributions carryforward	664	556
State net operating loss and credit carryforwards	9,919	10,266
Other	180	281
Gross deferred income tax assets	159,346	161,985
Valuation allowance on deferred income tax assets	(159,133)	(161,985)
Deferred income tax assets, net of valuation allowance	213	-
Deferred income tax liabilities:
Other	(213)	-
Gross deferred income tax liabilities	(213)	-
Net deferred income tax asset	$-	$-

     Certain amounts set forth in the table above as of January 31, 2010 differ from amounts previously reported. However, the aggregate net deferred income tax asset at that date is unchanged.

     The Company had a valuation allowance against deferred income tax assets of $159 million and $162 million at January 30, 2011 and January 31, 2010, respectively, representing the amount of its deferred income tax assets in excess of its deferred income tax liabilities. The Company has maintained a valuation allowance on deferred income tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities since fiscal 2005 because of the uncertainty surrounding the realization of those assets. Such uncertainty reflects the substantial cumulative losses incurred by the Company since fiscal 2005. However, the Company earned a cumulative pretax profit of $5.7 million during the three most recent fiscal years, including a pretax profit of $8.9 million in fiscal 2011. If the Company continues to be profitable and again generates significant pretax income in fiscal 2012, then, absent other factors indicating a contrary conclusion, it is likely that a significant portion of the valuation allowance will be reversed, which would result in a material credit to income reflected via the provision for income taxes.

     The Company has approximately $241 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2031. In addition to this amount, the Company has approximately $18.2 million of federal income tax loss carryforwards resulting from tax deductions related to the exercise of stock options by employees, the tax benefits of which, if subsequently realized, will be recorded as an addition to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2012 through 2031.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. All significant federal, state, local and foreign income tax matters have been concluded through fiscal 2007.

     The Company had $906,000 of unrecognized tax benefits as of January 30, 2011. If recognized, approximately $520,000 of the unrecognized tax benefits would be recorded as a part of income tax expense and affect the Company’s effective income tax rate.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,570	$1,680	$5,130
Increases in positions related to the current year	85	358	4
Increases (decreases) in positions taken in prior years	28	1	(1,354)
Settlements with taxing authorities	-	-	(1,994)
Lapsing of statutes of limitations	(777)	(469)	(106)
Unrecognized tax benefits at end of year	$906	$1,570	$1,680

     It is reasonably possible that the total amount of unrecognized tax benefits will decrease in fiscal 2012 by up to approximately $250,000, of which $40,000 would be recorded as part of income tax expense if recognized. Decreases in the unrecognized tax benefits may result from the lapsing of statutes of limitations.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s balance sheet reflects approximately $410,000 and $470,000 of accrued interest and penalties as of January 30, 2011 and January 31, 2010, respectively.

     The changes in the valuation allowance on deferred income tax assets are summarized as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Valuation allowance on deferred tax assets:
Balance at beginning of year	$161,985	$160,885	$158,804
Change in allowance reflected in the provision for income taxes	(2,852)	1,100	2,081
Balance at end of year	$159,133	$161,985	$160,885

Note 15 — Shareholders’ Equity

   Share-Based Compensation for Employees and Directors

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded through June 30, 2012. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 13.0 million, of which 2.4 million remain available for grant after fiscal 2011. The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally is four years. The fair value of SBP awards which vest in increments and for which vesting is subject to both market conditions and service conditions is charged to expense over the estimated vesting period of each increment of the award, each of which is treated as a separate award for accounting purposes.

     The aggregate cost of SBP awards charged to earnings for fiscal 2011, 2010 and 2009 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,722	$1,254	$2,181
Restricted stock and restricted stock units	3,425	3,525	2,971
Total costs	$5,147	$4,779	$5,152

Costs included in:
Direct operating expenses	$2,079	$1,673	$2,216
General and administrative expenses	3,068	3,106	2,936
Total costs	$5,147	$4,779	$5,152

     During each of the last three fiscal years, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. In addition, the terms of certain stock options granted under the Company’s 1998 Stock Option Plan which were exercised in fiscal 2009 provided that reimbursement of minimum required withholdings taxes and payment of the exercise price could, at the election of the optionee, be made by surrendering common shares acquired upon the exercise of such options. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $581,000 and $343,000 in fiscal 2011 and fiscal 2010, respectively. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards and the exercise of stock options was $300,000 and $1.8 million, respectively, in fiscal 2009. The aggregate fair value of the surrendered shares of $581,000, $343,000 and $2.1 million in fiscal 2011, 2010 and 2009, respectively, has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 also provide that the price of the Company’s common stock must increase by 20% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options in fiscal 2011, 2010 and 2009 are set forth in the following table:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Expected life of option	7.0 years	7.0 years	7.0 years
Risk-Free interest rate	2.66%	3.12%	2.74%
Expected Volatility of stock	50.0%	50.0%	50.0%
Expected dividend yield	-	-	-

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

     The number of options granted during fiscal 2011, 2010 and 2009 and the aggregate and weighed average fair value of such options were as follows:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Weighted average fair value per share of options granted	$3.44	$1.45	$1.22
Total number of options granted	905,000	870,000	2,090,000
Total fair value of all options granted	$3,115,000	$1,260,500	$2,557,700

     The following table summarizes stock option transactions for fiscal 2011, 2010 and 2009.

				Weighted
				Average
		Weighted Average	Aggregate	Remaining
	Shares Subject	Exercise Price Per	Intrinsic	Contractual
	to Option	Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at February 3, 2008	6,395,800	$13.61	$3,796	3.6 years
Granted	2,090,000	$2.25
Exercised	(2,387,300)	$1.30	$7,238
Forfeited	(185,500)	$11.47
Outstanding at February 1, 2009	5,913,000	$14.70	$-	6.2 years
Granted	870,000	$2.65
Exercised	-	$-	$-
Forfeited	(634,100)	$15.18
Outstanding at January 31, 2010	6,148,900	$12.94	$1,383	5.9 years
Granted	905,000	$6.39
Exercised	-	$-	$-
Forfeited	(1,120,200)	$24.43
Outstanding at January 30, 2011	5,933,700	$9.77	$12,507	6.5 years
Exercisable at January 30, 2011	3,350,700	$13.75	$6,825	4.8 years

     Additional information regarding stock options outstanding as of January 30, 2011 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining
				Contractual	Weighted Average		Weighted Average
Range of Exercise Prices			Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$1.40	-	$3.41	3,243,400	7.4	$2.53	1,825,400	$2.65
$5.25	-	$9.71	1,265,000	8.8	$7.33	180,000	$9.71
$10.20	-	$16.94	455,200	3.6	$14.01	375,200	$14.33
$28.11	-	$28.58	306,400	1.1	$28.41	306,400	$28.41
$30.98	-	$44.22	663,700	1.9	$38.30	663,700	$38.30

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock) under the 2000 Plan. The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2011, 2010 and 2009:

		Weighted
		Average Grant
	Unvested	Date Fair
	Shares	Value
Unvested at February 3, 2008	1,185,500	$6.33
Granted	1,347,400	$2.42
Vested	(483,400)	$4.91
Forfeited	(215,700)	$6.11
Unvested at February 1, 2009	1,833,800	$3.86
Granted	727,200	$3.14
Vested	(1,111,200)	$2.96
Forfeited	(63,600)	$5.65
Unvested at January 31, 2010	1,386,200	$4.13
Granted	420,000	$4.29
Vested	(786,500)	$4.17
Forfeited	(15,200)	$4.16
Unvested at January 30, 2011	1,004,500	$4.16

     The total fair value as of the grant date of shares vesting during fiscal 2011, 2010 and 2009 was $3.3 million, $3.3 million and $2.4 million, respectively.

     As of January 30, 2011, the total unrecognized compensation cost related to SBP awards was approximately $5.9 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.5 years.

     At January 30, 2011, there were approximately 9.4 million shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan.

   Common Shares and Warrants Issued in Connection With Settlement of Litigation

     In fiscal 2008, the Company issued warrants to acquire 4.3 million shares of common stock at a price of $12.21 per share in connection with the settlement of certain litigation. The warrants expire in March 2012.

   Warrant Issued in Exchange for Services

     In fiscal 2006, the Company issued a warrant to purchase 1.2 million shares of the Company’s common stock as part of the consideration paid to a corporate recovery and advisory firm. The warrant’s exercise price is $7.75 per share, and it expires on January 31, 2013.

   Shareholder Protection Rights Agreement

     Each share of the Company’s common stock is accompanied by one preferred share purchase right (a “Right) issued pursuant to the terms of a Shareholder Protection Rights Agreement, dated January 14, 2010 (the “Rights Agreement”). Each Right entitles the registered shareholder to purchase from the Company one one-hundredth (1/100) of a share of Krispy Kreme Series A Participating Cumulative Preferred Stock, no par value (“Participating Preferred Stock”), at a price of $13.50 (the “Exercise Price”), subject to adjustment from time to time to prevent dilution. The Company may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights expire on January 14, 2013. The holders of Rights, solely by reason of their ownership of Rights, have no rights as shareholders of the Company, including, without limitation, the right to vote or to receive dividends.

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

Note 16 — Segment Information

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

     The following table presents the results of operations of the Company’s operating segments for fiscal 2011, 2010 and 2009. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
Revenues:
Company Stores	$245,841	$246,373	$265,890
Domestic Franchise	8,527	7,807	8,042
International Franchise	18,282	15,907	17,495
KK Supply Chain:
Total revenues	181,594	162,127	191,456
Less – intersegment sales elimination	(92,289)	(85,694)	(97,361)
External KK Supply Chain revenues	89,305	76,433	94,095
Total revenues	$361,955	$346,520	$385,522

Operating income (loss):
Company Stores	$(4,238)	$2,288	$(9,813)
Domestic Franchise	3,498	3,268	4,965
International Franchise	12,331	9,896	11,550
KK Supply Chain	30,213	25,962	23,269
Total segment operating income	41,804	41,414	29,971
Unallocated general and administrative expenses	(22,583)	(23,737)	(24,662)
Impairment charges and lease termination costs	(4,066)	(5,903)	(548)
Consolidated operating income	$15,155	$11,774	$4,761

Depreciation expense:
Company Stores	$5,641	$6,293	$6,402
Domestic Franchise	220	71	86
International Franchise	7	-	-
KK Supply Chain	808	883	1,019
Corporate administration	713	944	1,202
Total depreciation expense	$7,389	$8,191	$8,709

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2011, 2010 and 2009 include approximately $37 million, $32 million and $52 million, respectively, from customers outside the United States.

Note 17 — Investments in Franchisees

     As of January 30, 2011, the Company had investments in four franchisees. These investments were made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as of
		January 30,	Ownership%
	Geographic Market	2011	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon,	11	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	South Florida	3	35.3%	64.7%
Krispy Kreme Mexico, S. de R.L. de C.V.	Mexico	58	30.0%	70.0%

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	January 30, 2011
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$270	$-	$1,008
Kremeworks Canada, LP	-	22	-	-
Krispy Kreme of South Florida, LLC	-	190	-	2,161
Krispy Kreme Mexico, S. de R.L. de C.V.	1,663	104	391	-
	2,563	586	391	$3,169
Less: reserves and allowances	(900)	-	(391)
	$1,663	$586	$-

	January 31, 2010
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$327	$-	$1,241
Kremeworks Canada, LP	-	16	-	-
Krispy Kreme of South Florida, LLC	-	138	-	2,489
Krispy Kreme Mexico, S. de R.L. de C.V.	781	782	-	-
	1,681	1,263	-	$3,730
Less: reserves and allowances	(900)	(739)	-
	$781	$524	$-

     The loan guarantee amounts in the preceding tables represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness. The loan originally matured in January 2009. Two amendments to the loan agreement each extended the maturity of the loan by approximately one year, and it now matures in October 2011. In connection with the first of those amendments in fiscal 2010, the Company and the majority owner of Kremeworks (which also is a guarantor of the indebtedness) made capital contributions to Kremeworks in the aggregate amount of $1 million (of which the Company’s contribution was $250,000), the proceeds of which were used to prepay a portion of the indebtedness as required by the amendment. The aggregate amount of such indebtedness was approximately $5.0 million at January 30, 2011. In addition, the Company has a $900,000 note receivable from Kremeworks which is subordinate to the Kremeworks bank indebtedness. The note arose from cash advances made by the Company to Kremeworks in fiscal 2005 and earlier years. During fiscal 2009, the Company established a reserve equal to the entire $900,000 balance of its note receivable in recognition of the uncertainty surrounding its ultimate collection, the charge related to which is included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations.

     Current liabilities at January 30, 2011 and January 31, 2010 include accruals for potential payments under loan guarantees of approximately $2.2 million and $2.5 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender.

     There was no liability reflected in the financial statements for other guarantees of franchisee obligations because the Company did not believe it was probable that the Company would be required to perform under such other guarantees. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 30, 2011, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees, and such payments or provisions could be significant.

     The following table summarizes the Company’s obligations under the loan guarantees as of January 30, 2011 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

	Guarantee	Total Loan	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2012	2013	2014	2015	2016	Thereafter
			(In thousands)
Kremeworks, LLC	20%	$1,008	$1,008	$-	$-	$-	$-	$-
Krispy Kreme of
South Florida, LLC	100%	2,161	2,161	-	-	-	-	-
		$3,169	$3,169	$-	$-	$-	$-	$-

     The Company has a 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”). In the first half of fiscal 2010, KK Mexico was adversely affected by economic weakness in that country as well as by a significant decline in the value of the country’s currency relative to the U.S. dollar, which made the cost of goods imported from the U.S. more expensive, and which increased the amount of cash required to service the portion of the franchisee’s debt that is denominated in U.S. dollars. In the second quarter of fiscal 2010, management concluded that the decline in the value of the investment was other than temporary and, accordingly, the Company recorded a charge of approximately $500,000 to reduce the carrying value of the investment in KK Mexico to its then estimated fair value of $700,000. Such charge was included in “Other non-operating income and expense, net” in the accompanying consolidated statement of operations. In addition, during the year ended January 31, 2010, the Company increased its bad debt reserve related to KK Mexico by approximately $500,000, of which approximately $120,000 and $380,000 was included in KK Supply Chain and International Franchise direct operating expenses, respectively. KK Mexico’s operations have improved in recent quarters, and in the second quarter of fiscal 2011, the Company converted its past due royalties from KK Mexico to a note in the amount of $967,000 payable in installments, together with interest. Of that amount, $471,000 represented royalty receivables which were fully reserved, and the balance represented royalties due from KK Mexico which have not been recorded as revenues because of the uncertainty surrounding their collection.

     Information about the financial position and results of operations of the Equity Method Franchisees in which the Company had an interest as of January 30, 2011, is set forth below:

	Summary Financial Information (1)
		Operating
		Income	Net Income	Current	Noncurrent	Current	Noncurrent	Total Equity
	Revenues	(Loss)	(Loss) (2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
Kremeworks, LLC
2011	$16,984	$(1,736)	$(2,036)	$1,069	$14,051	$11,203	$1,957	$1,960
2010	17,091	(2,740)	(3,138)	1,510	15,961	12,613	1,784	3,074
2009	18,504	(1,788)	(2,728)	1,455	19,259	8,029	8,476	4,209
Kremeworks Canada, LP
2011	1,399	327	231	446	1,564	3,505	-	(1,495)
2010	1,286	(764)	(862)	424	1,800	3,896	-	(1,672)
2009	1,388	174	28	250	1,803	2,640	-	(587)
Krispy Kreme of South
Florida, LLC
2011	12,554	1,461	1,274	1,030	4,730	4,113	4,612	(2,965)
2010	11,256	1,346	1,102	1,173	3,991	4,793	4,592	(4,221)
2009	10,800	1,188	655	1,095	8,164	3,557	9,672	(3,970)
Krispy Kreme Mexico,
S. de R.L de C.V.
2011	18,616	2,035	1,889	4,591	6,128	3,356	166	7,197
2010	15,346	1,052	860	3,354	6,390	4,725	-	5,019
2009	17,189	(386)	(618)	2,425	5,877	4,365	-	3,937
____________________

(1)	Amounts shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2010, 2009 and 2008, and on or about December 31, 2010, 2009 and 2008.

(2)	The net income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 18 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $8.5 million, $7.8 million and $10.4 million in fiscal 2011, 2010 and 2009, respectively, of sales to franchise stores owned by franchisees in which the Company had an ownership interest during fiscal 2011. Revenues also include royalties from these franchisees of $1.9 million, $1.6 million and $2.3 million in fiscal 2011, 2010 and 2009, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 2. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of a shareholder which is the beneficial owner of approximately 13% of the Company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $9.2 million in fiscal 2011, $8.9 million in fiscal 2010 and $10.6 million in fiscal 2009. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

     In fiscal 2010, the Company entered into a contract to refurbish the interior and exterior of two Company stores with Cummings Incorporated (“Cummings”), a store exterior design and remodeling company of which an independent director of the Company is a 60% indirect owner. The Company paid Cummings approximately $380,000 in fiscal 2011 to complete the refurbishment of the two stores. While the unique nature of the refurbishing services provided by Cummings is not directly comparable to those provided by competitors, management believes the terms of the contract are no less favorable than could have been obtained from a non-affiliated entity for conventional remodeling services.

Note 19 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which employees may contribute up to 100% of their salary and bonus to the plan on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of the Company’s general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $796,000 and $455,000 at January 30, 2011 and January 31, 2010, respectively.

     The Company currently matches 50% of the first 6% of compensation contributed by each employee to these plans. Contributions expense for these plans totaled $780,000 in fiscal 2011, $730,000 in fiscal 2010 and $754,000 in fiscal 2009.

Note 20 — Fair Value Measurements

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 30, 2011 and January 31, 2010.

	January 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$796	$-	$-
Commodity futures contracts	144	-	-
Total assets	$940	$-	$-

	January 31, 2010
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$455	$-	$-
Liabilities:
Interest rate derivatives	$-	$641	$-
Commodity futures contracts	92	-	-
Total liabilities	$92	$641	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the year ended January 30, 2011 and January 31, 2010.

	Year Ended January 30, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$4,123	$-	$(3,437)
Lease termination liabilities	-	422	-	265

	Year Ended January 31, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$10,506	$-	$(3,108)
Investment in Equity Method Franchisee	-	-	700	(500)
Lease termination liabilities	-	2,427	-	(1,469)

   Long-Lived Assets

     During the year ended January 30, 2011, long-lived assets with an aggregate carrying value of $7.5 million were written down to their estimated fair values of $4.1 million, resulting in recorded impairment charges of $3.4 million, as described in Note 12. During the year ended January 31, 2010, long-lived assets having an aggregate carrying value of $13.6 million were written down to their estimated fair values of $10.5 million resulting in recorded impairment charges of $3.1 million. During fiscal 2011 and 2010, the Company recorded impairment charges related to long-lived assets, substantially all of which were real properties; the fair values of these assets were estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. The charges relate to stores closed, refranchised or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. These inputs are classified as Level 2 within the valuation hierarchy.

   Lease Termination Liabilities

     During the fiscal years ended January 30, 2011 and January 31, 2010, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 12; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the year ended January 30, 2011, $687,000 of previously recorded accrued rent expense related to two store closures and a store relocation exceeded the $422,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period. For the year ended January 31, 2010, the fair value of lease termination liabilities related to closed stores of $2.4 million exceeded the $958,000 of previously recorded accrued rent expense related to such stores, and such excess has been reflected as a charge to lease termination costs during the period.

   Investment in Equity Method Franchisee

     During the second quarter of fiscal 2010, the Company concluded that a decline in the value of an Equity Method Franchisee was other than temporary and, accordingly, recorded a writedown of $500,000 to reduce the carrying value of the investment to its estimated fair value of $700,000 as described in Note 17. The fair value of the investment was estimated based upon a multiple of the investee’s then current normalized trailing earnings before interest, income taxes and depreciation and amortization. These inputs are classified as Level 3 within the valuation hierarchy.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of January 30, 2011 and January 31, 2010 were as follows:

	January 30, 2011		January 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$21,970	$21,970	$20,215	$20,215
Receivables	20,261	20,261	17,839	17,839
Receivables from Equity Method Franchisees	586	586	524	524
Commodity futures contracts	144	144	-	-

Liabilities:
Accounts payable	9,954	9,954	6,708	6,708
Interest rate derivatives	-	-	641	641
Commodity futures contracts	-	-	92	92
Long-term debt (including current maturities)	35,387	35,387	43,447	41,872

Note 21 — Derivative Instruments

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

     Additional disclosure about the fair value of derivative instruments is included in Note 20.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At January 30, 2011, the Company had commodity derivatives with an aggregate contract volume of 180,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate, the lenders’ prime rate or LIBOR. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitles the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company intends to account for this derivative contract as a cash flow hedge.

     In May 2007, the Company entered into interest rate derivative contracts having an aggregate notional principal amount of $60 million. The derivative contracts entitled the Company to receive from the counterparties the excess, if any, of three-month LIBOR over 5.40%, and required the Company to pay to the counterparties the excess, if any, of 4.48% over three-month LIBOR, in each case multiplied by the notional amount of the contracts. The contracts expired in April 2010. Settlements under these derivative contracts were reported as cash flow from operating activities in the consolidated statement of cash flows.

     These derivatives entered into in May 2007 were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s 2007 Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affected earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. Such charges totaled approximately $152,000 in fiscal 2011, $1.2 million in fiscal 2010 and $1.0 million in fiscal 2009.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of January 30, 2011 and January 31, 2010:

		Asset Derivatives
		Fair Value
		January 30,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2010
		(In thousands)
Commodity futures contracts	Other current assets	$144	$-

		Liability Derivatives
		Fair Value
		January 30,	January 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2010
		(In thousands)
Interest rate contracts	Accrued liabilities	$-	$641
Commodity futures contracts	Accrued liabilities	-	92
		$-	$733

     The effect of derivative instruments on the consolidated statement of operations for the year ended January 30, 2011 and January 31, 2010, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
	Location of Derivative Gain or (Loss)	January 30,	January 31,
Derivatives Not Designated as Hedging Instruments	Recognized in Income	2011	2010
		(In thousands)
Interest rate contracts	Interest expense	$-	$(559)
Agricultural commodity futures contracts	Direct operating expenses	544	(308)
Gasoline commodity futures contracts	Direct operating expenses	185	97
Total		$729	$(770)

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2011 and 2010.

	Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2010	2010	2010	2011
	(In thousands, except per share data)
Revenues	$92,117	$87,932	$90,228	$91,678
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	77,155	77,075	79,152	80,093
General and administrative expenses	5,744	4,981	4,784	6,361
Depreciation expense	1,864	1,937	1,818	1,770
Impairment charges and lease termination costs	1,299	(216)	399	2,584
Operating income	6,055	4,155	4,075	870
Interest income	40	82	42	43
Interest expense	(1,871)	(1,567)	(1,585)	(1,336)
Loss on refinancing of debt	-	-	-	(1,022)
Equity in income (losses) of equity method franchisees	346	(165)	190	176
Other non-operating income and (expense), net	81	81	85	82
Income (loss) before income taxes	4,651	2,586	2,807	(1,187)
Provision for income taxes	183	379	417	279
Net income (loss)	$4,468	$2,207	$2,390	$(1,466)
Earnings (loss) per common share:
Basic	$0.07	$0.03	$0.03	$(0.02)
Diluted	$0.06	$0.03	$0.03	$(0.02)

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2009	2009	2009	2010
	(In thousands, except per share data)
Revenues	$93,420	$82,730	$83,600	$86,770
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	76,978	71,515	74,576	74,790
General and administrative expenses	6,314	4,817	6,128	5,534
Depreciation expense	1,993	1,999	2,154	2,045
Impairment charges and lease termination costs	2,357	1,456	109	1,981
Operating income	5,778	2,943	633	2,420
Interest income	14	14	10	55
Interest expense	(3,817)	(2,312)	(2,295)	(2,261)
Equity in income (losses) of equity method franchisees	101	(214)	(393)	18
Other non-operating income and (expense), net	-	(500)	144	80
Income (loss) before income taxes	2,076	(69)	(1,901)	312
Provision for income taxes	208	88	487	(208)
Net income (loss)	$1,868	$(157)	$(2,388)	$520
Earnings (loss) per common share:
Basic	$0.03	$-	$(0.04)	$0.01
Diluted	$0.03	$-	$(0.04)	$0.01

     The following tables display operating income by segment and a reconciliation of total segment operating income to consolidated operating income by quarter for fiscal 2011 and 2010.

	Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2010	2010	2010	2011
	(In thousands)
Revenues by business segment:
Company Stores	$62,534	$59,970	$61,565	$61,772
Domestic Franchise	2,200	2,074	2,040	2,213
International Franchise	4,760	4,009	4,389	5,124
KK Supply Chain:
Total revenues	45,905	44,892	45,001	45,796
Less - intersegment sales elimination	(23,282)	(23,013)	(22,767)	(23,227)
External KK Supply Chain revenues	22,623	21,879	22,234	22,569
Total revenues	$92,117	$87,932	$90,228	$91,678

Operating income (loss):
Company Stores	$(31)	$(1,734)	$(1,449)	$(1,024)
Domestic Franchise	1,154	1,041	499	804
International Franchise	3,486	2,500	3,018	3,327
KK Supply Chain	8,690	7,329	7,342	6,852
Total segment operating income	13,299	9,136	9,410	9,959
Unallocated general and administrative expenses	(5,945)	(5,197)	(4,936)	(6,505)
Impairment charges and lease termination costs	(1,299)	216	(399)	(2,584)
Consolidated operating income	$6,055	$4,155	$4,075	$870

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2009	2009	2009	2010
	(In thousands)
Revenues by business segment:
Company Stores	$65,857	$59,853	$60,020	$60,643
Domestic Franchise	2,051	1,802	1,945	2,009
International Franchise	3,878	3,806	3,583	4,640
KK Supply Chain:
Total revenues	44,858	37,754	39,314	40,201
Less - intersegment sales elimination	(23,224)	(20,485)	(21,262)	(20,723)
External KK Supply Chain revenues	21,634	17,269	18,052	19,478
Total revenues	$93,420	$82,730	$83,600	$86,770

Operating income (loss):
Company Stores	$2,944	$1,387	$(1,380)	$(663)
Domestic Franchise	1,180	434	811	843
International Franchise	2,435	1,943	2,117	3,401
KK Supply Chain	8,139	5,687	5,549	6,587
Total segment operating income	14,698	9,451	7,097	10,168
Unallocated general and administrative expenses	(6,563)	(5,052)	(6,355)	(5,767)
Impairment charges and lease termination costs	(2,357)	(1,456)	(109)	(1,981)
Consolidated operating income	$5,778	$2,943	$633	$2,420

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of January 30, 2011, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 30, 2011, the Company’s disclosure controls and procedures were effective.

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

     Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2011, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of January 30, 2011, based on the COSO criteria.

     The effectiveness of the Company’s internal control over financial reporting as of January 30, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

     During the quarter ended January 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on June 14, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on July 20, 2010 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on June 14, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on June 14, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on June 14, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on June 14, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.
For each of the three fiscal years in the period ended January 30, 2011:
	Schedule I — Condensed Financial Information of Registrant	F-1

3.	Exhibits.

Exhibit
Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
4.2	—	Shareholder Protection Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2010)
4.3	—	Warrant to purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Marsh & McLennan Risk Capital Holdings Ltd. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 2, 2010)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.3	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.4	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Steven A. Lineberger (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.6	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.8 *	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay**

10.9	*	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch **
10.10	*		Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers**
10.11		—	Employment Agreement, dated as of September 14, 2010, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 1, 2010) (superseded by Amended and Restated Employment Agreement dated as of March 11, 2011 appearing as Exhibit 10.10 to this Annual Report on Form 10-K)**
10.12		—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.13		—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on February 22, 2000)**
10.14	*	—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (filed to correct a scrivener’s error in Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.15		—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.16		—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.17	*	—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan**
10.18		—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.19		—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.20		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.21		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.22		—	Credit Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.23		—	Security Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.24		—	Guaranty Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.25		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.26		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23.1	*	—	Consent of PricewaterhouseCoopers LLP
23.2	*	—	Consent of Ballman Kallick, LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

*	Filed herewith

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

(c) Separate Financial Statements of 50 Percent or Less Owned Persons

1.	Financial Statements of Kremeworks, LLC
	Index to Financial Statements	F-4

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: March 31, 2011	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on : March 31, 2011.

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
Togo D. West, Jr.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands, except per share amounts)
Equity in income (losses) of subsidiaries	$7,599	$(157)	$(4,061)
Miscellaneous expenses	-	-	-
Income (loss) before income taxes	7,599	(157)	(4,061)
Provision for income taxes	-	-	-
Net income (loss)	$7,599	$(157)	$(4,061)

Earnings (loss) per common share:
Basic	$0.11	$-	$(0.06)
Diluted	$0.11	$-	$(0.06)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	January 30,	January 31,
	2011	2010
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$76,428	$62,767

SHAREHOLDERS’ EQUITY

Preferred stock	$-	$-
Common stock	370,808	366,237
Accumulated other comprehensive loss	(34)	(180)
Accumulated deficit	(294,346)	(303,290)
Total shareholders’ equity	$76,428	$62,767

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$7,599	$(157)	$(4,061)
Equity in (income) losses of subsidiaries	(7,599)	157	4,061
Net cash provided by (used for) operating activities	-	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	576	343	(1,034)
Net cash provided by (used for) investing activities	576	343	(1,034)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	5	-	3,103
Repurchase of common shares	(581)	(343)	(2,069)
Net cash provided by (used for) financing activities	(576)	(343)	1,034
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

KREMEWORKS, LLC AND SUBSIDIARY

Independent Auditor’s Report

Members
KremeWorks, LLC and Subsidiary

We have audited the accompanying consolidated balance sheets of KremeWorks, LLC and Subsidiary as of December 29, 2010 and December 30, 2009, and the related consolidated statements of loss, comprehensive loss, cash flows and changes in equity for each of the years in the three-year period ended December 29, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KremeWorks, LLC and Subsidiary as of December 29, 2010 and December 30, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP
Chicago, Illinois
March 25, 2011

KremeWorks, LLC and Subsidiary

Consolidated Balance Sheets

December 29, 2010 and December 30, 2009

Assets
	2010	2009
Current Assets
Cash	$660,582	$866,563
Receivables
Credit cards	33,721	31,405
Wholesale	42,141	-
Member contributions	-	239,800
Other	14,871	22,017
Inventories	307,815	336,513
Prepaid expenses	9,901	13,521
Total Current Assets	1,069,031	1,509,819
Property and Equipment (Net of accumulated
depreciation and amortization)	13,808,472	15,702,599
Deferred Area Development and Franchise Fees, Net	242,398	258,731
	$15,119,901	$17,471,149

The accompanying notes are an integral part of the consolidated financial statements.

Liabilities and Equity
	2010	2009
Current Liabilities
Notes payable to affiliates	$3,600,000	$3,600,000
Current portion of long-term debt	5,120,212	6,784,635
Accounts payable
Trade	134,986	89,151
Affiliated entities	534,117	504,721
Accrued expenses
Salaries and wages	365,315	348,302
Sales tax	18,388	19,500
Rent and real estate taxes	27,897	14,438
Accrued legal fees	94,519	60,000
Accrued interest	1,203,702	1,082,520
Other	103,578	110,340
Total Current Liabilities	11,202,714	12,613,607
Deferred Rent	1,956,719	1,783,903
Total Liabilities	13,159,433	14,397,510
Equity
KremeWorks, LLC members' equity	15,670	(170,855)
Noncontrolling interest	1,944,798	3,244,494
Total Equity	1,960,468	3,073,639
	$15,119,901	$17,471,149

KremeWorks, LLC and Subsidiary

Consolidated Statements of Loss

Years Ended December 29, 2010, December 30, 2009 and December 31, 2008

	2010	2009	2008
Sales	$16,984,430	$17,091,291	$18,504,101
Cost of Sales - Food and Beverage	4,011,224	3,656,477	4,271,443
Gross Profit after Food and Beverage	12,973,206	13,434,814	14,232,658
Store Payroll and Benefits	5,111,451	5,252,585	5,445,251
Gross Profit	7,861,755	8,182,229	8,787,407
Store Operating Expenses
Direct operating	1,447,017	1,442,366	1,458,527
Marketing	328,569	670,991	512,792
Occupancy	1,968,432	1,910,504	2,144,062
Depreciation and amortization	2,090,873	2,718,167	3,003,312
Impairment charge	-	615,000	-
Store general and administrative	536,756	507,634	549,335
Delivery	25,672	23,010	35,824
Other	87,405	82,039	84,968
Total Store Operating Expenses	6,484,724	7,969,711	7,788,820
Income from Store Operations	1,377,031	212,518	998,587
Other Operating Expenses
Other general and administrative	965,288	765,994	352,219
Divisional payroll and benefits	571,712	589,879	700,639
Royalty fees	753,407	769,140	832,615
Management fee	679,635	682,599	741,846
Franchise expense	16,333	16,334	16,334
Marketing fees	127,118	128,187	142,674
Total Other Operating Expenses	3,113,493	2,952,133	2,786,327
Loss from Operations	(1,736,462)	(2,739,615)	(1,787,740)
Interest Expense, Net	299,557	398,820	940,583
Net Loss	(2,036,019)	(3,138,435)	(2,728,323)
Less Net Loss Attributable to the
Noncontrolling Interest	1,299,696	646,090	562,358
Net Loss Attributable to KremeWorks, LLC	$(736,323)	$(2,492,345)	$(2,165,965)

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Comprehensive Loss

Years Ended December 29, 2010, December 30, 2009 and December 31, 2008

	2010	2009	2008
Net Loss	$(2,036,019)	$(3,138,435)	$(2,728,323)
Gain on Derivative	-	-	25,174
Comprehensive Loss	(2,036,019)	(3,138,435)	(2,703,149)
Comprehensive Loss Attributable
to Noncontrolling Interest	1,299,696	646,090	557,323
Comprehensive Loss Attributable
to KremeWorks, LLC	$(736,323)	$(2,492,345)	$(2,145,826)

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 29, 2010, December 30, 2009 and December 31, 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(2,036,019)	$(3,138,435)	$(2,728,323)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	2,107,206	2,766,510	3,056,472
Impairment charge	-	615,000	-
Deferred rent	172,816	92,076	222,752
(Increase) decrease in
Receivables	(37,311)	15,104	23,908
Inventories	28,698	52,270	(18,227)
Prepaid expenses	3,620	160,143	(143,494)
Increase in
Accounts payable	798,079	617,222	897,743
Accrued expenses	178,299	61,466	265,252
Total Adjustments	3,251,407	4,379,791	4,304,406
Net Cash Provided by
Operating Activities	1,215,388	1,241,356	1,576,083
Cash Flows from Investing Activities
Capital expenditures	(196,746)	(84,055)	(182,820)
Proceeds from sale of fixed asset	-	-	1,692
Net Cash Used in
Investing Activities	(196,746)	(84,055)	(181,128)
Cash Flows from Financing Activities
Principal payments on long-term debt	(1,664,423)	(2,149,928)	(1,834,110)
Member contributions	439,800	1,035,200	375,000
Net Cash Used in
Financing Activities	(1,224,623)	(1,114,728)	(1,459,110)
Net (Decrease) Increase in Cash	(205,981)	42,573	(64,155)
Cash, Beginning of Year	866,563	823,990	888,145
Cash, End of Year	$660,582	$866,563	$823,990

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Changes in Equity

Years Ended December 29, 2010, December 30, 2009 and December 31, 2008

	KremeWorks, LLC Members' Equity
			Accumulated
			Other	KremeWorks, LLC
	Member	Accumulated	Comprehensive	Members’	Noncontrolling	Total
	Contributions	Deficit	(Loss) Income	Equity (Deficit)	Interest	Equity
Balance, December 26, 2007	$3,398,872	$(2,437,632)	$(20,139)	$941,101	$4,447,907	$5,389,008
Net loss	-	(2,165,965)	-	(2,165,965)	(562,358)	(2,728,323)
Member contributions	1,522,785	-	-	1,522,785	-	1,522,785
Gain on derivative	-	-	20,139	20,139	5,035	25,174
Balance, December 31, 2008	4,921,657	(4,603,597)	-	318,060	3,890,584	4,208,644
Net loss	-	(2,492,345)	-	(2,492,345)	(646,090)	(3,138,435)
Member contributions	2,003,430	-	-	2,003,430	-	2,003,430
Balance, December 30, 2009	6,925,087	(7,095,942)	-	(170,855)	3,244,494	3,073,639
Net loss	-	(736,323)	-	(736,323)	(1,299,696)	(2,036,019)
Member contributions	922,848	-	-	922,848	-	922,848
Balance, December 29, 2010	$7,847,935	$(7,832,265)	$-	$15,670	$1,944,798	$1,960,468

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Industry Operations

KremeWorks, LLC and Subsidiary (the Company) have franchise rights to develop 23 Krispy Kreme doughnut stores in the states of Washington, Oregon, Hawaii and Alaska. As of December 29, 2010, the Company owns and operates 11 Krispy Kreme stores, of which eight are located in Washington, two are located in Oregon and one is located in Hawaii. The Company opened its first store on October 30, 2001. The Company opened one store in 2001, two stores in 2002, five stores in 2003 and three stores in 2004.

KremeWorks, LLC (KremeWorks) owns 80% of its subsidiary, KremeWorks USA, LLC (KW USA), which in turn owns 95% of its subsidiary, KremeWorks Oregon (KWO) and 100% of its subsidiaries, KremeWorks Washington (KWW), KremeWorks Hawaii (KWH) and KremeWorks Alaska (KWA).

KremeWorks is owned 67.8% in 2010 and 2009 (65.8% in 2008) by Stone Dozen, LLC (Stone Dozen), formerly known as ICON, LLC, 25% by Krispy Kreme Doughnut Corporation (KKDC), 3.5% in 2010 and 2009 (5.5% in 2008) by partners of Lettuce Entertain You Enterprises, Inc. (Lettuce) and 3.7% by a member of Stone Dozen.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KremeWorks and its 80%-owned subsidiary, KW USA. All significant intercompany balances and transactions have been eliminated.

The Company operating agreements contain a provision stating that the amount of loss allocated to a member cannot create or increase a deficit in a member’s capital account if and to the extent that any other member has a positive capital account balance. If losses are ever allocated disproportionately as a result of this arrangement, an equal amount of subsequent profits will be allocated disproportionately until the member’s capital account is in accordance with the member’s respective interest on a cumulative basis.

In 2010, a disproportionate amount of KWUSA’s loss was allocated to the noncontrolling interest of KW USA to prevent KremeWorks from having a deficit balance in its capital account. A portion of this allocation, in the amount of $196,320, related to loss that was incorrectly allocated to KremeWorks in 2009. As of December 31, 2008, KremeWorks capital account was in accordance with its ownership interest in KW USA on a cumulative basis.

In 2010, a disproportionate amount of KWO’s loss was allocated to KW USA as the capital balance of the noncontrolling interest of KWO was reduced to zero. As of December 30, 2009 and December 31, 2008, KW USA’s capital account was in accordance with its ownership interest in KWO on a cumulative basis.

Fiscal Year

The Company has a 52/53-week fiscal year ending on the last Wednesday in December. The fiscal years ended on December 29, 2010, December 30, 2009 and December 31, 2008 contained 52, 52 and 53 weeks, respectively.

Reclassifications

For comparability, the 2008 and 2009 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2010.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (typically a store) might not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset. The Company recognized an impairment charge of $615,000 on one of its Washington stores in 2009. (See Note 3.)

Deferred Area Development and Franchise Fees

KremeWorks had entered into an area development agreement with KKDC to develop and operate 23 Krispy Kreme stores. On March 9, 2011, KKDC provided written confirmation that KremeWorks had no further obligations under this development agreement. As of the date of these consolidated financial statements, KremeWorks has no present plan to open additional stores, but may continue to develop new locations sometime in the future.

Deferred Area Development and Franchise Fees

KremeWorks originally paid KKDC a $230,000 development fee, or $10,000 per store. In conjunction with the development agreement with KKDC, KremeWorks has also entered into a franchise fee agreement with KKDC whereby KremeWorks is required to pay a $25,000 franchise fee for each Krispy Kreme store that it opens. The $10,000 per store development fee is credited toward this franchise fee. These fees are being amortized over the lives of the respective stores’ leases on a straight-line basis. As of December 29, 2010 and December 30, 2009, the Company has capitalized area development and franchise fees in the amount of $395,000. As of December 29, 2010 and December 30, 2009, accumulated amortization for area development and franchise fees totaled $152,602 and $136,269, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $197,321, $248,031 and $240,218 in 2010, 2009 and 2008, respectively, and is included in store operating expenses in the consolidated statements of loss.

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

Income Taxes

The Company’s application of the Income Tax Topic regarding uncertain tax positions under accounting principles generally accepted in the United States of America (GAAPUSA) had no effect on its financial position as management believes the Company has no uncertain tax positions. The Company would account for any potential interest or penalties related to possible future liabilities for unrecognized income tax benefits as income tax expense. The Company is no longer subject to examination by tax authorities for federal, state or local income taxes for periods before 2007.

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

Assets and liabilities carried at fair value are classified in one of the following three categories based on the nature of the inputs used to determine their respective fair values:
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

The following table sets forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 30, 2009:

		Quoted Prices	Significant		Total Gains
	Fair Values	in Active	Other	Significant	(Losses) for the
	as of	Markets for	Observable	Unobservable	Year Ended
	December 31,	Identical Assets	Inputs	Inputs	December 31,
Description	2009	(Level 1)	(Level 2)	(Level 3)	2009
Property and
equipment held
and used	$685,000	$-	$-	$685,000	$(615,000)

During 2009, the Company wrote-down its property and equipment associated with its Puyallup, Washington store. The fair value reflects the sales price at which the property and equipment is being marketed based on local market conditions. As of December 31, 2010, the property has yet to be sold due to the refusal of the landlord to consent to a sale and assignment of the Company’s property and lease. The Company is currently engaged in litigation with the landlord in the state of Ohio to determine whether the landlord had the right to deny consent. Such action was instituted by the landlord.

Note 4 - Inventories

	2010	2009
Food and beverages	$198,350	$175,966
Packaging	59,019	58,872
Merchandise	50,446	101,675
	$307,815	$336,513

Note 5 - Property and Equipment

	2010	2009
Leasehold improvements	$20,622,008	$20,622,008
Furniture, fixtures and equipment	14,383,205	14,191,504
Automobiles	408,468	408,468
Computer equipment	165,220	160,175
	35,578,901	35,382,155
Less accumulated depreciation and amortization	(21,770,429)	(19,679,556)
	$13,808,472	$15,702,599

Note 6 - Long-Term Debt

	2010	2009
Note payable to Bank of America in monthly principal
installments of $50,994 plus interest at the 30-day LIBOR
rate plus 2.75%. A final balloon payment of $2,668,677 is
due on October 31, 2011.	$3,229,611	$4,541,545

Note payable to Bank of America in monthly principal
installments of $29,374 plus interest at the 30-day LIBOR
rate plus 2.75%. A final balloon payment of $1,596,861 is
due on October 31, 2011.	1,890,601	2,243,090
Total long-term debt	5,120,212	6,784,635

Less current maturities	(5,120,212)	(6,784,635)
	$-	$-

The notes payable to Bank of America were renewed and amended on August 31, 2010, are collateralized by substantially all of the Company’s assets and are guaranteed by the members of Stone Dozen and by KKDC up to an aggregate original amount of $10,666,667. Of that amount, the members of Stone Dozen have personally guaranteed $8,000,000 and KKDC has guaranteed $2,666,667. The borrowings under these notes are also subject to certain restrictive covenants including financial covenants related to leverage and cash flow ratios. It is management’s expectation that these notes will be refinanced in 2011.

Interest expense on the above notes was $173,902, $264,812 and $738,573 in 2010, 2009 and 2008, respectively.

Total interest expense was $299,557, $399,023 and $945,073 in 2010, 2009 and 2008, respectively.

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

Fluctuations in the fair value of the derivative resulted in a gain of $25,174 in 2008. The Company’s share of this gain totaled $20,139 in 2008 and is included in other comprehensive loss. The remaining portion of the gain had been allocated to the noncontrolling interest.

Note 8 - Operating Leases

The Company conducts its operations in facilities under operating leases. Minimum rent is recognized over the term of the leases using the straight-line method. The Company’s substantial investment in long-lived leasehold improvements was deemed to constitute a penalty under GAAPUSA in determining the lease term for each lease. In addition to minimum rent, the leases require the payment of common area expenses and real estate taxes. Total rental expense for the facilities was $1,726,135, $1,677,048 and $1,746,863 in 2010, 2009 and 2008, respectively. Under certain leases, the Company has options to purchase a 25% interest in the leased premises after 15 years, if the leases are then in full force and effect.

The following is a schedule by year of future minimum lease payments required under the operating leases as of December 29, 2010:

Fiscal Year Ending:
2011	$1,560,471
2012	1,575,654
2013	1,662,058
2014	1,828,177
2015	1,830,100
Later years	14,561,342
$23,017,802

Note 9 - Related Party Transactions

The Company is affiliated through common ownership with KremeWorks Canada, LP, Stone Dozen and various entities associated with Lettuce, as well as Lettuce itself. In the normal course of business, the affiliated entities transfer inventory and share personnel and record such transfers at cost.

The Company has entered into a management agreement with Lettuce and Stone Dozen whereby it pays a management fee for services provided based on 4% of sales. The management fee amounted to $679,635, $682,599 and $741,846 for 2010, 2009 and 2008, respectively. Lettuce’s portion of this management fee was $137,500, $137,500 and $183,335 in 2010, 2009 and 2008, respectively, with the remainder payable to Stone Dozen. Services provided include, but are not limited to, accounting and payroll services, human resources, licensing and marketing. Stone Dozen also serves as a disbursing agent and paymaster for the Company’s payroll. Lettuce serves as a workers’ compensation and health insurance administrator in a group self-insurance program.

In conjunction with the development agreement between KremeWorks and KKDC described in Note 2, the Company is required to pay royalty fees to KKDC on a weekly basis equal to 4.5% of gross sales, excluding wholesale sales, for which the royalty fee is equal to 1.75%. Royalty fees paid to KKDC totaled $753,407, $769,140 and $832,615 in 2010, 2009 and 2008, respectively.

The Company’s franchise agreement with KKDC requires the Company to purchase furnishings, fixtures, equipment, signs, doughnut mixes and other supplies that have been approved by KKDC for Krispy Kreme stores. KKDC is the sole supplier for certain doughnut production equipment and all doughnut mixes. Purchases from KKDC totaled $3,443,303, $3,136,431 and $4,201,283 in 2010, 2009 and 2008, respectively. As of December 29, 2010 and December 30, 2009, the amount due to KKDC for the previously described purchases totaled $359,347 and $396,792, respectively. This liability is included in the accounts payable to affiliated entities in the Company’s consolidated balance sheets. In 2008, the Company received $270,000 from KKDC relating to consulting services and reimbursement for concept development costs. This expense is included in other general and administrative expenses on the statements of loss.

As of December 29, 2010 and December 30, 2009, KW USA had a note payable to Stone Dozen in the amount of $2,700,000. The note is due on demand and bears interest at the prime rate plus ½%. Interest expense on this note for 2010, 2009 and, 2008 was $94,241, $100,973 and $154,103, respectively. As of December 29, 2010 and December 30, 2009, KW USA also had a note payable to KKDC, due on demand in the amount of $900,000, bearing interest at the prime rate plus ½%. Interest expense on this note for 2010, 2009 and 2008 was $31,414, $33,658 and $51,368, respectively. The loans from Stone Dozen and KKDC are pursuant to an agreement between the two companies and are in amounts that approximate the ratio of their respective ownership interests in KW USA.

A member of Stone Dozen is an attorney and his law firm provides legal services to the Company. The total expense for these services was $26,689, $253 and $1,279 for 2010, 2009 and 2008, respectively.

See Note 10 for additional related party transactions.

Note 10 - Other Cash Flow Information

Cash paid for interest amounted to $178,375, $296,637 and $749,915 for 2010, 2009 and 2008, respectively.

During 2010, Stone Dozen and KKDC made capital contributions in the amounts of $542,136 and $180,712, respectively, by forgiving amounts owed to them by the Company.

During 2009, Stone Dozen and KKDC made capital contributions in the amounts of $546,322 and $182,108, respectively, by forgiving amounts owed to them by the Company.

During 2008, Stone Dozen and KKDC made capital contributions in the amounts of $860,839 and $286,946, respectively, by forgiving amounts owed to them by the Company.

During 2009, there were capital contributions totaling $1,275,000, of which $239,800 was a receivable at year-end. Payment was received in January 2010.

Note 11 - Status of Operations

The Company has experienced steadily declining revenues and significant losses over the last six years. While the Company is still generating positive cash flows from operations, members of KremeWorks made significant cash contributions to enable the Company to meet its cash flow needs and debt service requirements in 2010 and 2009. The Company’s current debt agreement with Bank of America expires on October 31, 2011 at which time approximately $4,300,000 in principal payments will become due. Management believes that it will be able to negotiate a new debt agreement with Bank of America or a similar institution. Management also believes operating cash flows will recover in the near future to a level that will allow the Company to meet its ongoing cash flow needs.

In the event that management’s expectations mentioned above are not realized, alternative sources of financing might be required for the Company to continue operations beyond the near term.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through March 25, 2011, the date the 2010 consolidated financial statements were available to be issued, and March 31, 2010 with respect to the comparative 2009 consolidated financial statements.