Form 10-Q
period 2011-05-01
KRISPY KREME DOUGHNUTS INC
filed 2011-05-25
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011
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

     Number of shares of Common Stock, no par value, outstanding as of May 13, 2011: 67,530,613.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2012 and fiscal 2011 mean the fiscal years ended January 29, 2012 and January 30, 2011, respectively.

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

  increased costs or other effects of new government regulations relating to healthcare benefits; and

  other factors in Krispy Kreme’s periodic reports and other information filed with the Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2011 (the “2011 Form 10-K”).
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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands, except per share amounts)
Revenues	$104,600	$92,117
Operating expenses:
Direct operating expenses (exclusive of depreciation expense shown below)	86,983	77,155
General and administrative expenses	5,644	5,744
Depreciation expense	1,938	1,864
Impairment charges and lease termination costs	244	1,299
Operating income	9,791	6,055
Interest income	45	40
Interest expense	(477)	(1,871)
Equity in income (losses) of equity method franchisees	(9)	346
Other non-operating income and (expense), net	86	81
Income before income taxes	9,436	4,651
Provision for income taxes	265	183
Net income	$9,171	$4,468

Earnings per common share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.06

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 1,	January 30,
	2011	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,701	$21,970
Receivables	22,789	20,261
Receivables from equity method franchisees	691	586
Inventories	15,090	14,635
Other current assets	4,632	5,970
Total current assets	67,903	63,422
Property and equipment	70,932	71,163
Investments in equity method franchisees	1,787	1,663
Goodwill and other intangible assets	23,776	23,776
Other assets	11,267	9,902
Total assets	$175,665	$169,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,507	$2,513
Accounts payable	9,817	9,954
Accrued liabilities	25,373	28,379
Total current liabilities	37,697	40,846
Long-term debt, less current maturities	32,263	32,874
Other long-term obligations	19,339	19,778

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	371,644	370,808
Accumulated other comprehensive loss	(103)	(34)
Accumulated deficit	(285,175)	(294,346)
Total shareholders’ equity	86,366	76,428
Total liabilities and shareholders’ equity	$175,665	$169,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,171	$4,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,938	1,864
Deferred income taxes	45	(92)
Impairment charges	-	849
Accrued rent expense	184	(16)
Loss on disposal of property and equipment	145	128
Share-based compensation	893	1,069
Provision for doubtful accounts	(295)	(230)
Amortization of deferred financing costs	102	148
Equity in (income) losses of equity method franchisees	9	(346)
Other	(56)	(81)
Change in assets and liabilities:
Receivables	(3,052)	(2,248)
Inventories	(455)	(266)
Other current and non-current assets	483	(1,353)
Accounts payable and accrued liabilities	(3,013)	(2,277)
Other long-term obligations	(1,033)	74
Net cash provided by operating activities	5,066	1,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,843)	(1,594)
Proceeds from disposals of property and equipment	-	54
Escrow deposit	200	-
Other investing activities	(9)	-
Net cash used for investing activities	(1,652)	(1,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(626)	(232)
Repurchase of common shares	(57)	(37)
Net cash used for financing activities	(683)	(269)
Net increase (decrease) in cash and cash equivalents	2,731	(118)
Cash and cash equivalents at beginning of period	21,970	20,215
Cash and cash equivalents at end of period	$24,701	$20,097

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income:
Net income for the three months ended
May 1, 2011				9,171	9,171
Foreign currency translation adjustment, net
of income taxes of $33			51		51
Unrealized loss on cash flow hedge, net
of income taxes of $78			(120)		(120)
Total comprehensive income					9,102
Cancelation of restricted shares	(1)	-			-
Share-based compensation	13	893			893
Repurchase of common shares	(13)	(57)			(57)
Balance at May 1, 2011	67,526	$371,644	$(103)	$(285,175)	$86,366

Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the three months ended
May 2, 2010				4,468	4,468
Foreign currency translation adjustment, net
of income taxes of $32			49		49
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					4,609
Share-based compensation	11	1,069			1,069
Repurchase of common shares	(10)	(37)			(37)
Balance at May 2, 2010	67,442	$367,269	$(39)	$(297,477)	$69,753

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Accounting Policies

     Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complimentary products through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties from franchisees. Additionally, the Company sells doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees.

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2011 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2011 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 30, 2011 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Numerator: net income	$9,171	$4,468
Denominator:
Basic earnings per share - weighted average shares outstanding	68,754	68,095
Effect of dilutive securities:
Stock options	1,655	665
Restricted stock and restricted stock units	760	470
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,169	69,230

     Stock options and warrants with respect to 8.1 million and 8.7 million shares, as well as 134,000 and 142,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the three months ended May 1, 2011 and May 2, 2010, respectively, because their inclusion would be antidilutive.

Reclassification

     Beginning in the third quarter of fiscal 2011, the caption “Other operating income and expense, net” previously included in the consolidated statement of operations was eliminated, and amounts previously reported in this caption were reclassified to direct operating expense and general and administrative expenses. Amounts previously reported for the quarter ended May 2, 2010, have been reclassified to conform to the new presentation. None of the reclassified amounts was material.

Recent Accounting Pronouncements

     Effective February 1, 2010, the first day of fiscal 2011, the Company was required to adopt new accounting standards related to the consolidation of variable interest entities (“VIEs”). Those standards require an enterprise to qualitatively assess whether it is the primary beneficiary of a VIE based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. An enterprise must consolidate the financial statements of VIEs of which it is the primary beneficiary. Under the new accounting standards, the Company was no longer the primary beneficiary of its franchisee in northern California, which required the Company to deconsolidate the franchisee and recognize a divestiture of the three stores the Company sold to the franchisee in the third quarter of fiscal 2010. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

Note 2 — Receivables

     The components of receivables are as follows:

	May 1,	January 30,
	2011	2011
	(In thousands)
Receivables:
Off-premises customers	$10,755	$9,990
Unaffiliated franchisees	11,407	9,805
Other receivables	1,861	1,565
Current portion of notes receivable	224	235
	24,247	21,595
Less — allowance for doubtful accounts:
Off-premises customers	(327)	(326)
Unaffiliated franchisees	(1,131)	(1,008)
	(1,458)	(1,334)
	$22,789	$20,261

Receivables from Equity Method Franchisees (Note 7):
Trade	$691	$586

     The changes in the allowances for doubtful accounts are summarized as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,334	$1,343
Provision for doubtful accounts	117	(99)
Chargeoffs	-	(18)
Recoveries	7	-
Balance at end of period	$1,458	$1,226

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$739
Provision for doubtful accounts	-	13
Balance at end of period	$-	$752

     The Company also has notes receivable from franchisees which are summarized in the following table. These balances are included in “Other assets” in the accompanying consolidated balance sheet.

	May 1,	January 30,
	2011	2011
	(In thousands)
Notes receivable:
Note receivable from Equity Method Franchisee (Note 7)	$766	$391
Note receivable from Franchisees	1,187	1,300
	1,953	1,691
Less — portion due within one year	(224)	(235)
Less — allowance for doubtful accounts	(147)	(538)
	$1,582	$918

     The changes in the allowances for doubtful accounts related to notes receivable are summarized as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Balance at beginning of period	$538	$129
Provision for doubtful accounts	(412)	(144)
Recoveries	21	134
Balance at end of period	$147	$119

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million and $3.7 million at May 1, 2011 and January 30, 2011, respectively, representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of the May 1, 2011 amount. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 7. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of approximately $390,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 3 — Inventories

     The components of inventories are as follows:

	May 1,	January 30,
	2011	2011
	(In thousands)
Raw materials	$5,332	$5,265
Work in progress	67	54
Finished goods	3,493	3,194
Purchased merchandise	6,129	6,018
Manufacturing supplies	69	104
	$15,090	$14,635

Note 4 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	May 1,	January 30,
	2011	2011
	(In thousands)
2011 Term Loan	$34,417	$35,000
Capital lease obligations	353	387
	34,770	35,387
Less: current maturities	(2,507)	(2,513)
	$32,263	$32,874

     On January 28, 2011, the Company closed new secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which mature in January 2016. The 2011 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. The Company used the proceeds of the 2011 Term Loan to repay the outstanding borrowings under the Company’s prior secured credit facilities (the “2007 Secured Credit Facilities”). The 2007 Secured Credit Facilities, which consisted of a $25 million revolving credit facility (the “2007 Revolver”) and the 2007 Term Loan, which had an outstanding balance of approximately $35.1 million, were then terminated.

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of May 1, 2011, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Margin was 2.50%. The Company also pays fees on outstanding letters of credit issued under the 2011 Revolver equal to the Applicable Margin for LIBOR loans plus 0.125%. Such letters of credit totaled $12.5 million as of May 1, 2011.

     Interest on borrowings under the 2007 Revolver and 2007 Term Loan was payable either (a) at the greater of LIBOR or 3.25% or (b) at the Alternate Base Rate (which was the greater of Fed funds rate plus 0.50% or the prime rate), in each case plus the Applicable Margin. The Applicable Margin for LIBOR-based loans and for Alternate Base Rate-based loans was 7.50% and 6.50%, respectively. The Company also paid fees on outstanding letters of credit issued under the 2007 Revolver equal to the Applicable Margin for LIBOR loans plus 0.25%.

     The 2011 Term Loan is payable in quarterly installments of approximately $583,000 (before giving effect to the principal prepayment of $6.2 million described in Note 7), and a final installment equal to the remaining principal balance in January 2016. The 2011 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow $200,000 with respect to each of nine properties ($1.8 million in the aggregate) with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company does not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan. During the quarter ended May 1, 2011, $200,000 of the escrowed amount was returned to the Company; amounts remaining in escrow are included in “Other current assets” in the accompanying consolidated balance sheet.

     The 2011 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.75 to 1.0 in fiscal 2012, and declines to 2.5 to 1.0 thereafter. The fixed charge coverage ratio is required to be not less than 1.05 to 1.0 in fiscal 2012, increasing to a minimum of 1.1 to 1.0 in fiscal 2013 and to 1.2 to 1.0 thereafter.

     As of May 1, 2011, the Company’s leverage ratio was 1.4 to 1.0, and the fixed charge coverage ratio for the rolling four-quarter period then ended was 2.5 to 1.0. In accordance with the terms of the 2011 Secured Credit Facilities, interest and fees related to these facilities is reflected in the computation of the fixed charge coverage ratio by annualizing amounts incurred under those facilities subsequent to the closing date.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $12.5 million of unused credit under the 2011 Revolver at May 1, 2011.

Note 5 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Impairment of long-lived assets	$-	$849
Lease termination costs	244	450
Total impairment charges and lease termination costs	$244	$1,299

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Balance at beginning of period	$1,995	$1,679
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	212	405
Accretion of discount	32	45
Total provision	244	450
Payments on unexpired leases, including settlements with
lessors	(949)	(326)
Balance at end of period	$1,290	$1,803

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

     The following table presents the results of operations of the Company’s operating segments for the three months ended May 1, 2011 and May 2, 2010. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Revenues:
Company Stores	$69,475	$62,534
Domestic Franchise	2,369	2,200
International Franchise	5,636	4,760
KK Supply Chain:
Total revenues	53,883	45,905
Less – intersegment sales elimination	(26,763)	(23,282)
External KK Supply Chain revenues	27,120	22,623
Total revenues	$104,600	$92,117

Operating income (loss):
Company Stores	$2,174	$(31)
Domestic Franchise	1,147	1,154
International Franchise	4,171	3,486
KK Supply Chain	8,342	8,690
Total segment operating income	15,834	13,299
Unallocated general and administrative expenses	(5,799)	(5,945)
Impairment charges and lease termination costs	(244)	(1,299)
Consolidated operating income	$9,791	$6,055

Depreciation expense:
Company Stores	$1,537	$1,395
Domestic Franchise	55	55
International Franchise	2	1
KK Supply Chain	189	212
Corporate administration	155	201
Total depreciation expense	$1,938	$1,864

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 7 — Investments in Franchisees

     As of May 1, 2011, the Company had investments in four franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 1, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$366	$-	$936
Kremeworks Canada, LP	24.5%	-	35	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	232	-	2,075
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,787	58	766	-
		2,687	691	766	$3,011
Less: reserves and allowances		(900)	-	-
		$1,787	$691	$766

	January 30, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$270	$-	$1,008
Kremeworks Canada, LP	24.5%	-	22	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	190	-	2,161
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,663	104	391	-
		2,563	586	391	$3,169
Less: reserves and allowances		(900)	-	(391)
		$1,663	$586	$-

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

     Current liabilities at May 1, 2011 and January 30, 2011 include accruals for potential payments under loan guarantees of approximately $2.1 million and $2.2 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender.

     There was no liability reflected in the financial statements for other guarantees of franchisee indebtedness because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which matures in October 2011. The aggregate amount of such indebtedness was approximately $4.7 million at May 1, 2011.

     Kremeworks’ unaudited revenues, operating loss and net loss for the three months ended May 1, 2011 and May 2, 2010, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Revenues	$4,266	$4,152
Operating loss	(130)	(337)
Net loss	(197)	(417)

     On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.8 million in exchange for its equity interest and, after deducting estimated costs of the transaction, realized a gain of approximately $5.9 million on the disposition. After provision for payment of Mexican income taxes related to the sale currently estimated to be approximately $1.5 million, the Company expects to report an after tax gain on the disposition of approximately $4.4 million in the quarter ending July 31, 2011.

     The net after tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the outstanding balance of the 2011 Term Loan. After giving effect to that prepayment, the outstanding balance of the 2011 Term Loan was approximately $28.2 million.

     In connection with the Company’s sale of its KK Mexico interest, KK Mexico paid approximately $765,000 of amounts due to the Company which were evidenced by promissory notes, relating principally to past due royalties and fees due to the Company. As a consequence of this payment, in the quarter ended May 1, 2011, the Company reversed an allowance for doubtful notes receivable of approximately $390,000 and recorded royalty and franchise fee income of approximately $280,000 and $95,000 respectively. The reserve had previously been established, and the royalties and fees had not previously been recognized as revenue, because of uncertainty surrounding the collection of these amounts.

Note 8 — Shareholders’ Equity

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three months ended May 1, 2011 and May 2, 2010 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Costs charged to earnings related to:
Stock options	$375	$364
Restricted stock and restricted stock units	518	705
Total costs	$893	$1,069

Costs included in:
Direct operating expenses	$482	$389
General and administrative expenses	411	680
Total costs	$893	$1,069

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 1, 2011 and January 30, 2011.

	May 1, 2011
	Level 1	Level 2	Level 3
		(In thousands)
Assets:
401(k) mirror plan assets	$1,012	$-	$-
Interest rate derivative	-	404	-
Commodity futures contracts	70	-	-
Total assets	$1,082	$404	$-

	January 30, 2011
	Level 1	Level 2	Level 3
		(In thousands)
Assets:
401(k) mirror plan assets	$796	$-	$-
Commodity futures contracts	144	-	-
Total assets	$940	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three months ended May 1, 2011 and May 2, 2010.

Three Months Ended May 1, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
(In thousands)
Long-lived assets	$-	$-	$-	$-

Three Months Ended May 2, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
(In thousands)
Long-lived assets	$-	$2,138	$-	$(849)

   Long-Lived Assets

     During the three months ended May 2, 2010, long-lived assets having an aggregate carrying value of $3.0 million were written down to their estimated fair values of $2.1 million resulting in recorded impairment charges of $849,000. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company was negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of May 1, 2011 and January 30, 2011 were as follows:

	May 1, 2011		January 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$24,701	$24,701	$21,970	$21,970
Receivables	22,789	22,789	20,261	20,261
Interest rate derivatives	404	404	-	-
Receivables from Equity Method Franchisees	691	691	586	586
Commodity futures contracts	70	70	144	144

Liabilities:
Accounts payable	9,817	9,817	9,954	9,954
Long-term debt (including current maturities)	34,770	34,770	35,387	35,387

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At May 1, 2011, the Company had commodity derivatives with an aggregate contract volume of 80,000 bushels of wheat and 126,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the Fed funds rate, the lenders’ prime rate or LIBOR. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitles the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company is accounting for this derivative contract as a cash flow hedge.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of May 1, 2011 and January 30, 2011:

		Asset Derivatives
		Fair Value
		May 1,	January 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2011
		(In thousands)
Commodity futures contracts	Other current assets	$70	$144

		Asset Derivatives
		Fair Value
		May 1,	January 30,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2011	2011
		(In thousands)
Interest rate derivative	Other assets	$404	$-

     The effect of derivative instruments on the consolidated statement of operations for the three months ended May 1, 2011 and May 2, 2010, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	May 1,	May 2,
Derivatives Not Designated as Hedging Instruments	Income	2011	2010
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(469)	$71
Gasoline commodity futures contracts	Direct operating expenses	13	281
Total		$(456)	$352

		Amount of Derivative Gain or (Loss)
		Recognized in OCI
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	May 1,	May 2,
Derivatives Designated as a Cash Flow Hedge	OCI	2011	2010
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$(198)	$-
	Less - income tax effect	78	-
	Net change in amount recognized in OCI	$(120)	$-

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for the three months ended May 1, 2011 and May 2, 2010.

	Three Months Ended
	May 1,	May 2,
	2011	2010
Change in Same Store Sales (on-premises sales only):
Company stores	5.8%	3.4%
Domestic Franchise stores	4.6	2.7
International Franchise stores	(4.3)	(7.7)
International Franchise stores, in constant dollars(1)	(9.6)	(17.6)

Change in Same Store Customer Count - Company stores (retail sales only)	2.9%	2.3%

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,866	5,499
Convenience stores	5,145	5,051

Average weekly sales per door:
Grocers/mass merchants	$292	$263
Convenience stores	216	208

Systemwide Sales (in thousands):(2)
Company stores	$69,027	$62,188
Domestic Franchise stores	66,697	62,478
International Franchise stores	91,591	74,574
International Franchise stores, in constant dollars(3)	91,591	78,703

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — off-premises	$198.5	$173.5
Dual-channel stores:
On-premises	34.9	31.6
Off-premises	46.5	38.6
Total	81.4	70.2
On-premises only stores	34.3	33.8
All factory stores	72.6	66.1
Satellite stores	20.7	18.4
All stores	62.6	58.0

Domestic Franchise stores:
Factory stores	$44.9	$41.3
Satellite stores	14.3	13.8

International Franchise stores:
Factory stores	$45.8	$35.5
Satellite stores	9.8	9.5

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the quarter ended May 2, 2010 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the quarter ended May 1, 2011.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the quarter ended May 1, 2011 include only stores open at May 1, 2011 and metrics for the quarter ended May 2, 2010 include only stores open at May 2, 2010.

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

     The following table sets forth data about the number of systemwide stores as of May 1, 2011 and May 2, 2010.

	May 1,	May 2,
	2011	2010
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	35	38
On-premises only stores	28	25
Satellite stores	17	14
Total Company stores	86	83

Domestic Franchise stores:
Factory stores	101	103
Satellite stores	44	37
Total Domestic Franchise stores	145	140

International Franchise stores:
Factory stores	109	100
Satellite stores	312	293
Total International Franchise stores	421	393

Total systemwide stores	652	616

     The following table sets forth data about the number of store operating weeks for the three months ended May 1, 2011 and May 2, 2010.

	Three Months Ended
	May 1,	May 2,
	2011	2010
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	78	78
Dual-channel stores	455	494
On-premises only stores	364	325
Satellite stores	212	182

Domestic Franchise stores:(1)
Factory stores	1,313	1,339
Satellite stores	547	481

International Franchise stores:(1)
Factory stores	1,158	1,153
Satellite stores	3,906	3,526

(1)	Metrics for the quarter ended May 1, 2011 include only stores open at May 1, 2011 and metrics for the quarter ended May 2, 2010 include only stores open at May 2, 2010.

     The following table sets forth the types and locations of Company stores as of May 1, 2011.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	11	4	-	15
Ohio	6	-	-	6
South Carolina	2	1	-	3
Tennessee	7	4	-	11
Texas	3	-	-	3
Virginia	6	-	-	6
West Virginia	1	-	-	1
Total	69	16	1	86

     Changes in the number of Company stores during the three months ended May 1, 2011 and May 2, 2010 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 1, 2011
January 30, 2011	69	15	1	85
Opened	-	1	-	1
Closed	-	-	-	-
May 1, 2011	69	16	1	86

Three months ended May 2, 2010
January 31, 2010	69	12	2	83
Opened	-	-	-	-
Closed	-	-	-	-
May 2, 2010	69	12	2	83

     The following table sets forth the types and locations of domestic franchise stores as of May 1, 2011.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	2	-	7
Arizona	2	-	8	10
Arkansas	2	-	-	2
California	12	-	4	16
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	11	6	1	18
Georgia	7	4	-	11
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	1	3	7
New Mexico	1	-	1	2
North Carolina	6	1	-	7
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	4	1	1	6
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	-	1	8
Utah	2	-	-	2
Washington	8	-	-	8
Wisconsin	1	-	-	1
Total	101	19	25	145

     Changes in the number of domestic franchise stores during the three months ended May 1, 2011 and May 2, 2010 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 1, 2011
January 30, 2011	102	17	25	144
Opened	-	3	1	4
Closed	(1)	(1)	(1)	(3)
May 1, 2011	101	19	25	145

Three months ended May 2, 2010
January 31, 2010	104	14	23	141
Opened	-	-	-	-
Closed	(1)	-	-	(1)
May 2, 2010	103	14	23	140

     The types and locations of international franchise stores as of May 1, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	12	10	29
Bahrain	2009	1	-	2	4	7
Canada	2002	4	-	1	-	5
China	2010	1	-	-	-	1
Dominican Republic	2011	1	-	-	-	1
Indonesia	2007	2	-	3	5	10
Japan	2007	15	-	11	-	26
Kuwait	2007	3	-	21	2	26
Lebanon	2009	2	-	6	2	10
Malaysia	2010	2	1	1	1	5
Mexico	2004	5	1	25	28	59
Philippines	2007	4	3	12	2	21
Puerto Rico	2009	4	-	-	-	4
Qatar	2008	2	-	3	1	6
Saudi Arabia	2008	8	-	64	11	83
South Korea	2005	32	1	11	-	44
Thailand	2011	2	-	-	-	2
Turkey	2010	1	-	10	2	13
United Arab Emirates	2008	2	-	18	1	21
United Kingdom	2004	12	4	23	9	48
Total		109	11	223	78	421

     Changes in the number of international franchise stores during the three months ended May 1, 2011 and May 2, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended May 1, 2011
January 30, 2011	106	11	222	78	417
Opened	4	-	7	5	16
Closed	(1)	-	(6)	(5)	(12)
May 1, 2011	109	11	223	78	421

Three months ended May 2, 2010
January 31, 2010	95	14	180	69	358
Opened	7	-	24	10	41
Closed	(2)	-	(3)	(1)	(6)
May 2, 2010	100	14	201	78	393

Three months ended May 1, 2011 compared to three months ended May 2, 2010

   Overview

     Total revenues rose by 13.6% to $104.6 million for the three months ended May 1, 2011 compared to $92.1 million for the three months ended May 2, 2010.

     Consolidated operating income increased to $9.8 million in the three months ended May 1, 2011 from $6.1 million in the three months ended May 2, 2010. Consolidated net income was $9.2 million compared to $4.5 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$69,475	$62,534
Domestic Franchise	2,369	2,200
International Franchise	5,636	4,760
KK Supply Chain:
Total revenues	53,883	45,905
Less - intersegment sales elimination	(26,763)	(23,282)
External KK Supply Chain revenues	27,120	22,623
Total revenues	$104,600	$92,117

Segment revenues as a percentage of total revenues:
Company Stores	66.4%	67.9%
Domestic Franchise	2.3	2.4
International Franchise	5.4	5.2
KK Supply Chain (external sales)	25.9	24.6
	100.0%	100.0%

Operating income (loss):
Company Stores	$2,174	$(31)
Domestic Franchise	1,147	1,154
International Franchise	4,171	3,486
KK Supply Chain	8,342	8,690
Total segment operating income	15,834	13,299
Unallocated general and administrative expenses	(5,799)	(5,945)
Impairment charges and lease termination costs	(244)	(1,299)
Consolidated operating income	$9,791	$6,055

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$28,156	$25,406	40.5%	40.6%
Fundraising sales	4,705	4,647	6.8	7.4
Total on-premises sales	32,861	30,053	47.3	48.1
Off-premises sales:
Grocers/mass merchants	22,013	18,651	31.7	29.8
Convenience stores	13,879	13,164	20.0	21.1
Other off-premises	722	666	1.0	1.1
Total off-premises sales	36,614	32,481	52.7	51.9
Total revenues	69,475	62,534	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	26,295	22,979	37.8	36.7
Shop labor	12,601	12,214	18.1	19.5
Delivery labor	5,854	5,261	8.4	8.4
Employee benefits	4,606	4,732	6.6	7.6
Total cost of sales	49,356	45,186	71.0	72.3
Vehicle costs(1)	4,381	3,054	6.3	4.9
Occupancy(2)	2,262	2,426	3.3	3.9
Utilities expense	1,339	1,410	1.9	2.3
Depreciation expense	1,537	1,395	2.2	2.2
Other operating expenses	4,544	4,825	6.5	7.7
Total store level costs	63,419	58,296	91.3	93.2
Store operating income	6,056	4,238	8.7	6.8
Other segment operating costs(3)	2,757	3,144	4.0	5.0
Allocated corporate overhead	1,125	1,125	1.6	1.8
Segment operating income (loss)	$2,174	$(31)	3.1%	-%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Store segment sales from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended May 2, 2010	$30,053	$32,481	$62,534
Fiscal 2011 sales at closed stores	(296)	-	(296)
Increase in sales at mature stores (open stores only)	1,878	4,133	6,011
Increase in sales at stores opened in fiscal 2011	1,015	-	1,015
Sales at stores opened in fiscal 2012	211	-	211
Sales for the three months ended May 1, 2011	$32,861	$36,614	$69,475

     Sales at Company Stores increased 11.1% in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and fiscal 2012.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	May 1,	May 2,
	2011	2010
On-premises:
Change in same store sales	5.8%	3.4%
Change in same store customer count	2.9%	2.3%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	6.7%	(6.1)%
Change in average weekly sales per door	11.0%	11.4%
Convenience stores:
Change in average weekly number of doors	1.9%	(10.2)%
Change in average weekly sales per door	3.8%	(1.9)%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
Change in same store sales:
Pricing	5.8%	4.0%
Guest check average	(2.4)	(2.8)
Customer count	2.4	1.9
Other	-	0.3
Change in same store sales	5.8%	3.4%

     On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affect approximately 60% of on-premises sales, averaged approximately 14%. These price increases are not fully reflected in the same store sales metrics because they were in effect for only eight of the thirteen weeks of the quarter ended May 1, 2011.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 12.7% to $36.6 million in the first quarter of fiscal 2012 from $32.5 million in the first quarter of fiscal 2011. Approximately 3.9 percentage points of the sales increase reflects price increases, including not only increases in the first quarter of fiscal 2012 but also price increases implemented in fiscal 2011. The Company’s sales increase was greater than that of the doughnut industry as a whole, according to industry data. The Company started implementing price increases for some products offered in the off-premises channel mid-April 2011, and intends to substantially complete implementing the increases during the second quarter. Those price increases affect products comprising approximately 60% of off-premises sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased to $22.0 million, with an 11% increase in average weekly sales per door and a 6.7% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors. Convenience store sales increased due to a 3.8% increase in the average weekly sales per door and a 1.9% increase in the average number of doors served. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

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

   Costs and expenses

     Cost of sales as a percentage of revenues declined by 1.3 percentage points from the first quarter of fiscal 2011 to 71.0% of revenues in the first quarter of fiscal 2012.

     Before considering the potential loss of unit volume as a result of on-premises and off-premises selling price increases, those increases more than offset higher costs of food, beverages and packaging in the first quarter of fiscal 2012.  The effects of price increases on unit volumes are difficult to measure reliably.  The effects of off-premises price increases may increase as the Company continues to implement those price increases, and on-premises pricing implemented in the first quarter of fiscal 2012 may increasingly affect consumer behavior in later quarters.

     Increases in the cost of food, beverages and packaging reflect higher input costs for doughnut mixes, shortening, sugar and other ingredients which increased cost of sales by approximately 2.4% of segment sales in the first quarter of fiscal 2012 compared to the first quarter of last year.  The Company currently estimates that input costs, excluding fuel and sugar, for the remainder of fiscal 2012 will be modestly higher than the levels of the first quarter.  As previously disclosed, sugar costs, however, are expected to rise approximately $2 million over the balance of the year, principally in the third and fourth quarters.  Sugar costs are expected to decline modestly in fiscal 2013; the Company’s existing sugar contracts cover volume expected to last through approximately the end of the second quarter of fiscal 2013.

     Shop labor as a percentage of revenues declined by 1.4 percentage points from the first quarter of fiscal 2011 to 18.1% of revenues in the first quarter of fiscal 2012, principally due to an increase in revenues and labor improvements.

     Employee benefits as a percentage of revenues declined by 1.0 percentage point from the first quarter of fiscal 2011 to 6.6% of revenues in the first quarter of fiscal 2012, principally due to a decrease in health care claims in the first quarter of fiscal 2012 compared to the prior year.

     Vehicle costs as a percentage of revenues increased from 4.9% of revenues in the first quarter of fiscal 2011 to 6.3% of revenues in the first quarter of fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the first quarter of fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet in fiscal 2011.

     Other operating expenses as a percentage of revenues declined by 1.2 percentage points from the first quarter of fiscal 2011 to 6.5% of revenues in the first quarter of fiscal 2012 reflecting, among other things, lower store-level marketing expenses.

     The Company continues to implement programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Other segment operating costs as a percentage of revenues declined by 1.0 percentage point from the first quarter of fiscal 2011 to 4.0% of revenues in the first quarter of fiscal 2012 reflecting, among other things, a decrease in segment management costs and spending on off-premises selling and support expenses.

     The Company Stores segment closed two stores since the end of fiscal 2010, neither of which was accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were or are located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of May 1, 2011, and excludes the revenues and expenses for stores closed and refranchised prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at May 1, 2011
			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$28,156	$25,137	40.5%	40.4%
Fundraising sales	4,705	4,620	6.8	7.4
Total on-premises sales	32,861	29,757	47.3	47.8
Off-premises sales:
Grocers/mass merchants	22,013	18,651	31.7	30.0
Convenience stores	13,879	13,164	20.0	21.2
Other off-premises	722	666	1.0	1.1
Total off-premises sales	36,614	32,481	52.7	52.2
Total revenues	69,475	62,238	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	26,295	22,851	37.8	36.7
Shop labor	12,601	12,123	18.1	19.5
Delivery labor	5,854	5,260	8.4	8.5
Employee benefits	4,606	4,708	6.6	7.6
Total cost of sales	49,356	44,942	71.0	72.2
Vehicle costs	4,381	3,048	6.3	4.9
Occupancy	2,208	2,299	3.2	3.7
Utilities expense	1,334	1,389	1.9	2.2
Depreciation expense	1,537	1,374	2.2	2.2
Other operating expenses	4,541	4,772	6.5	7.7
Total store level costs	63,357	57,824	91.2	92.9
Store operating income - ongoing stores	6,118	4,414	8.8%	7.1%
Store operating loss - closed	(62)	(176)
Store operating income	$6,056	$4,238

   Domestic Franchise

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Revenues:
Royalties	$2,186	$2,063
Development and franchise fees	75	-
Other	108	137
Total revenues	2,369	2,200

Operating expenses:
Segment operating expenses	1,067	891
Depreciation expense	55	55
Allocated corporate overhead	100	100
Total operating expenses	1,222	1,046
Segment operating income	$1,147	$1,154

     Domestic Franchise revenues increased 7.7% to $2.4 million in the first quarter of fiscal 2012 from $2.2 million in the first quarter of fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $62 million in the first quarter of fiscal 2011 to $67 million in the first quarter of fiscal 2012. Domestic Franchise same store sales rose 4.6% in the first quarter of fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses rose in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to bad debt expense and higher segment management costs. Bad debt expense was a credit of approximately $20,000 in the first quarter of fiscal 2012, compared to a credit of $145,000 in the first quarter of fiscal 2011, resulting principally from recoveries of accounts previously written off. A net credit in bad debt expense should not be expected to recur frequently.

     Domestic franchisees opened four stores and closed three stores in the first quarter of fiscal 2012. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Revenues:
Royalties	$5,288	$3,884
Development and franchise fees	348	876
Total revenues	5,636	4,760

Operating expenses:
Segment operating expenses	1,138	948
Depreciation expense	2	1
Allocated corporate overhead	325	325
Total operating expenses	1,465	1,274
Segment operating income	$4,171	$3,486

     International Franchise royalties increased 36.1%, driven by an increase in sales by international franchise stores from $75 million in the first quarter of fiscal 2011 to $92 million in the first quarter of fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $4.8 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, which positively affected international royalty revenues by approximately $290,000 in the first quarter of fiscal 2012. The Company did not recognize as revenue approximately $360,000 of uncollected royalties which accrued during the first quarter of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. In the first quarter of fiscal 2012 the Company recognized $280,000 of royalty revenue from the Company’s Mexican franchisee discussed in the second succeeding paragraph below.

     Development and franchise fees fell 60.3% to $348,000 in the first quarter of fiscal 2012 compared to $876,000 in the first quarter of fiscal 2011, primarily due to a reduction in the number of new store openings from 41 in the first quarter last year to 16 openings in the first quarter this year. This reduction in fees was partially offset by the recognition of approximately $95,000 of franchise fees related to the Company’s Mexican franchisee described in the following paragraph.

     Royalties and franchise fees for the quarter ended May 1, 2011 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 9.6%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

     Constant dollar same store sales in established markets fell 3.5% in the first quarter of fiscal 2012 and fell 15.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 54% of aggregate constant dollar same store sales for the first quarter of fiscal 2012. While the Company considers countries in which Krispy Kreme first opened in fiscal 2005 and earlier to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 211 of the 490 international stores opened since the beginning of fiscal 2006.

     International franchise sales for the three months ended May 1, 2011 were modestly adversely affected by the effects of the March 2011 tsunami in Japan. Recent political events in the Middle East do not appear to have had a significant adverse effect on international franchise sales.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to an increase in legal fees related to international franchisees in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase was partially offset by a decrease in bad debt expense to a credit of $390,000 in the first quarter of fiscal 2012 compared to a credit of $70,000 in the first quarter of fiscal 2011. The credit recorded to the bad debt provision in the first quarter of fiscal 2012 related principally to the Mexican franchisee discussed above. A net credit in bad debt expense should not be expected to recur frequently.

     International franchisees opened 16 stores and closed 12 stores in the first quarter of fiscal 2012. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$18,368	$16,060	34.1%	35.0%
Other ingredients, packaging and supplies	32,856	27,838	61.0	60.6
Equipment	2,071	1,808	3.8	3.9
Fuel surcharge	588	199	1.1	0.4
Total revenues before intersegment sales elimination	53,883	45,905	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	36,781	29,576	68.3	64.4
Mark-to-market adjustment on agricultural derivatives	469	(71)	0.9	(0.2)
Inbound freight	1,053	870	2.0	1.9
Total cost of sales	38,303	30,375	71.1	66.2
Distribution costs:
Outbound freight	2,800	2,539	5.2	5.5
Other distribution costs	869	941	1.6	2.0
Total distribution costs	3,669	3,480	6.8	7.6
Other segment operating costs	3,105	2,873	5.8	6.3
Depreciation expense	189	212	0.4	0.5
Allocated corporate overhead	275	275	0.5	0.6
Total operating costs	45,541	37,215	84.5	81.1
Segment operating income	$8,342	$8,690	15.5%	18.9%

     KK Supply Chain revenues before intersegment sales elimination increased $8.0 million, or 17.4%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increase reflects selling price increases for sugar and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the first quarter of last year resulting from higher systemwide sales.

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

     The increase in cost of goods produced and purchased as a percentage of sales in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening, sugar and other goods in order to mitigate increases in the cost of certain raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

     Franchisees opened 20 stores and closed 15 stores in the first quarter of fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

    General and administrative expenses decreased slightly to $5.6 million, or 5.4% of total revenues, in the first quarter of fiscal 2012 compared to $5.7 million, or 6.2% of total revenues in the first quarter of fiscal 2011. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

    Impairment charges and lease termination costs were $244,000 in the first quarter of fiscal 2012 compared to $1.3 million in the first quarter of fiscal 2011. The components of these charges are set forth in the following table:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Impairment of long lived-assets	$-	$849
Lease termination costs	244	450
Total impairment charges and lease termination costs	$244	$1,299

    Impairment charges relate to the Company Stores segment. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

    Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In the first quarter of fiscal 2012 and 2011, the Company recorded lease termination charges of $244,000 and $450,000, respectively, principally reflecting a change in estimated sublease rentals on stores previously closed.

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

   Interest Expense

    The components of interest expense are as follows:

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Interest accruing on outstanding indebtedness	$242	$1,170
Letter of credit and unused revolver fees	114	318
Amortization of deferred financing costs	102	148
Amortization of unrealized losses on interest rate derivatives	-	152
Other	19	83
	$477	$1,871

    The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein. The lender margin on outstanding term debt and on outstanding letters of credit was reduced from 750 basis points to 250 basis points as a result of the refinancing. The interest rate derivative contracts which gave rise to the loss amortization in the first quarter of fiscal 2011 expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

    The Company recorded equity in the losses of equity method franchisees of $9,000 in the first quarter of fiscal 2012 compared to earnings of $346,000 in the first quarter of fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder, as more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $40,000 and $390,000 for the three months ended May 1, 2011 and May 2, 2010, respectively.

   Provision for Income Taxes

    The provision for income taxes was $265,000 in the first quarter of fiscal 2012 compared to $183,000 in the first quarter of fiscal 2011. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently, the majority of which represents foreign tax withholdings.

   Net Income

    The Company reported net income of $9.2 million for the three months ended May 1, 2011 and $4.5 million for the three months ended May 2, 2010.

LIQUIDITY AND CAPITAL RESOURCES

       The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2012 and fiscal 2011.

	Three Months Ended
	May 1,	May 2,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$5,066	$1,691
Net cash used for investing activities	(1,652)	(1,540)
Net cash used for financing activities	(683)	(269)
Net increase (decrease) in cash and cash equivalents	$2,731	$(118)

Cash Flows from Operating Activities

    Net cash provided by operating activities was $5.1 million and $1.7 million in the first three months of fiscal 2012 and fiscal 2011, respectively.

    Cash provided by operating activities in the first three months of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance in the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

    Net cash used for investing activities was $1.7 million in the first three months of fiscal 2012 and $1.5 million in the first three months of fiscal 2011.

    Cash used for capital expenditures increased to approximately $1.8 million in the first three months of fiscal 2012 from $1.6 million in the first three months of fiscal 2011. The Company currently expects capital expenditures to range from $13 million to $17 million in fiscal 2012.

Recent Accounting Pronouncements

    Effective February 1, 2010, the first day of fiscal 2011, the Company was required to adopt new accounting standards related to the consolidation of variable interest entities (“VIEs”). Those standards require an enterprise to qualitatively assess whether it is the primary beneficiary of a VIE based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. An enterprise must consolidate the financial statements of VIEs of which it is the primary beneficiary. Under the new accounting standards, the Company was no longer the primary beneficiary of its franchisee in northern California, which required the Company to deconsolidate the franchisee and recognize a divestiture of the three stores the Company sold to the franchisee in the third quarter of fiscal 2010. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2011 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    As of May 1, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 1, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

    During the quarter ended May 1, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. LEGAL PROCEEDINGS.

    There have been no material changes from the disclosures contained in Part 1, Item 3, “Legal Proceedings,” in the 2011 Form 10-K.

Item 1A. RISK FACTORS.

    There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2011 Form 10-K.

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

Krispy Kreme Doughnuts, Inc.

Date: May 25, 2011	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)