Form 10-Q
period 2011-07-31
KRISPY KREME DOUGHNUTS INC
filed 2011-09-01
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

     Number of shares of Common Stock, no par value, outstanding as of August 26, 2011: 67,932,031.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenues	$97,952	$87,932	$202,552	$180,049
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	85,697	77,075	172,680	154,230
General and administrative expenses	4,930	4,981	10,574	10,725
Depreciation expense	2,087	1,937	4,025	3,801
Impairment charges and lease termination costs	301	(216)	545	1,083
Operating income	4,937	4,155	14,728	10,210
Interest income	56	82	101	122
Interest expense	(414)	(1,567)	(891)	(3,438)
Equity in income (losses) of equity method franchisees	12	(165)	3	181
Gain on sale of interest in equity method franchisee	6,198	-	6,198	-
Other non-operating income and (expense), net	86	81	172	162
Income before income taxes	10,875	2,586	20,311	7,237
Provision for income taxes	2,036	379	2,301	562
Net income	$8,839	$2,207	$18,010	$6,675

Earnings per common share:
Basic	$0.13	$0.03	$0.26	$0.10
Diluted	$0.12	$0.03	$0.25	$0.10

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 31,	January 30,
	2011	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,324	$21,970
Receivables	20,569	20,261
Receivables from equity method franchisees	582	586
Inventories	18,556	14,635
Other current assets	5,099	5,970
Total current assets	77,130	63,422
Property and equipment	71,183	71,163
Investments in equity method franchisees	-	1,663
Goodwill and other intangible assets	23,776	23,776
Other assets	9,892	9,902
Total assets	$181,981	$169,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,078	$2,513
Accounts payable	11,860	9,954
Accrued liabilities	27,278	28,379
Total current liabilities	41,216	40,846
Long-term debt, less current maturities	25,593	32,874
Other long-term obligations	18,213	19,778

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	373,525	370,808
Accumulated other comprehensive loss	(230)	(34)
Accumulated deficit	(276,336)	(294,346)
Total shareholders’ equity	96,959	76,428
Total liabilities and shareholders’ equity	$181,981	$169,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,010	$6,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,025	3,801
Deferred income taxes	128	(70)
Impairment charges	-	709
Accrued rent expense	315	(395)
Loss on disposal of property and equipment	213	279
Gain on sale of interest in equity method franchisee	(6,198)	-
Share-based compensation	1,806	1,934
Provision for doubtful accounts	(399)	(193)
Amortization of deferred financing costs	218	312
Equity in income of equity method franchisees	(3)	(181)
Other	676	(210)
Change in assets and liabilities:
Receivables	199	(1,113)
Inventories	(3,921)	(106)
Other current and non-current assets	(735)	(2,707)
Accounts payable and accrued liabilities	(102)	(3,055)
Other long-term obligations	(1,540)	(287)
Net cash provided by operating activities	12,692	5,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,146)	(4,029)
Proceeds from disposals of property and equipment	19	1,268
Proceeds from sale of interest in equity method franchisee	7,723	-
Escrow deposit recovery	1,000	-
Other investing activities	13	27
Net cash provided by (used for) investing activities	4,609	(2,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,846)	(1,599)
Deferred financing costs	(12)	-
Proceeds from exercise of stock options	1,036	-
Proceeds from exercise of warrants	-	4
Repurchase of common shares	(125)	(44)
Net cash used for financing activities	(6,947)	(1,639)
Net increase in cash and cash equivalents	10,354	1,020
Cash and cash equivalents at beginning of period	21,970	20,215
Cash and cash equivalents at end of period	$32,324	$21,235

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
			(In thousands)
Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income:
Net income for the six months ended
July 31, 2011				18,010	18,010
Foreign currency translation adjustment, net
of income taxes of $23			34		34
Unrealized loss on cash flow hedge, net
of income taxes of $151			(230)		(230)
Total comprehensive income					17,814
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	28	1,806			1,806
Repurchase of common shares	(16)	(125)			(125)
Balance at July 31, 2011	67,928	$373,525	$(230)	$(276,336)	$96,959

Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the six months ended
August 1, 2010				6,675	6,675
Foreign currency translation adjustment, net
of income taxes of $10			15		15
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					6,782
Exercise of warrants		4			4
Share-based compensation	29	1,934			1,934
Repurchase of common shares	(12)	(44)			(44)
Balance at August 1, 2010	67,458	$368,131	$(73)	$(295,270)	$72,788

Total comprehensive income for the three months ended July 31, 2011 and August 1, 2010 was $8.7 million and $2.2 million, respectively.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Numerator: net income	$8,839	$2,207	$18,010	$6,675

Denominator:
Basic earnings per share - weighted average shares outstanding	68,900	68,195	68,827	68,145
Effect of dilutive securities:
Stock options and warrants	2,080	658	1,868	662
Restricted stock and restricted stock units	726	474	743	472
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,706	69,327	71,438	69,279

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 6.5 million and 8.7 million shares for the three months ended July 31, 2011 and August 1, 2010, respectively, as well as 136,000 unvested shares of restricted stock and unvested restricted stock units for the three months ended August 1, 2010, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     Stock options and warrants with respect to 7.3 million and 8.7 million shares, as well as 67,000 and 139,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the six months ended July 31, 2011 and August 1, 2010, respectively, because their inclusion would be antidilutive.

     INCOME TAXES. The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which already have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

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

     The Company intends to review its conclusions about the appropriate amount of its deferred income tax asset valuation allowance in light of circumstances existing in future periods. Given the nature of the confirmatory evidence the Company seeks, management does not expect to record any reversal of the allowance until late in fiscal 2012, at which time the Company’s fiscal 2012 results will be known. If the Company again generates significant core earnings (generally meaning pretax earnings adjusted for non-recurring items) in fiscal 2012, then, absent other factors indicating a contrary conclusion, it is likely the Company will conclude it is appropriate to reverse a portion of the valuation allowance to earnings in the fourth quarter of fiscal 2012. If such a reversal is recorded, it appears unlikely that the reversal will equal the entire $159 million valuation allowance recorded as of January 30, 2011, although it is likely the amount will be material to the Company’s results of operations. Any reversal will have no effect on the Company’s cash flows.

     While any reversal of a portion of the valuation allowance will have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such periods. This negative effect on earnings in subsequent periods occurs because the reversal of the valuation allowance will reflect the recognition of future income tax benefits in the period in which the reversal is recorded; absent the reversal of the valuation allowance, such tax benefits would be recognized in the future periods in which their realization occurs upon the generation of taxable income. Accordingly, subsequent to any reversal of a portion of the valuation allowance, the Company’s effective income tax rate, which currently bears no relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates to which the Company’s earnings are subject.

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

Reclassification

     Beginning in the third quarter of fiscal 2011, the caption “Other operating income and expense, net” previously included in the consolidated statement of operations was eliminated, and amounts previously reported in this caption were reclassified to direct operating expense and general and administrative expenses. Amounts previously reported for the three and six months ended August 1, 2010, have been reclassified to conform to the new presentation. None of the reclassified amounts was material.

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

     In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The ASU is effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting standards to have a material effect on the Company’s financial condition or results of operations.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition or results of operations.

Note 2 — Receivables

     The components of receivables are as follows:

	July 31,	January 30,
	2011	2011
	(In thousands)
Receivables:
Off-premises customers	$10,056	$9,990
Unaffiliated franchisees	11,013	9,805
Other receivables	577	1,565
Current portion of notes receivable	230	235
	21,876	21,595
Less — allowance for doubtful accounts:
Off-premises customers	(327)	(326)
Unaffiliated franchisees	(980)	(1,008)
	(1,307)	(1,334)
	$20,569	$20,261

Receivables from Equity Method Franchisees (Note 8):
Trade	$582	$586

     The changes in the allowance for doubtful accounts are summarized as follows:

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,334	$1,343
Provision for doubtful accounts	13	(36)
Chargeoffs	(47)	(52)
Recoveries	7	-
Balance at end of period	$1,307	$1,255

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$739
Provision for doubtful accounts	-	10
Chargeoffs	-	-
Transfers to allowances for notes receivable	-	(471)
Balance at end of period	$-	$278

     The Company also has notes receivable from franchisees which are summarized in the following table. These balances are included in “Other assets” in the accompanying consolidated balance sheet.

	July 31,	January 30,
	2011	2011
	(In thousands)
Notes receivable:
Note receivable from Equity Method Franchisee (Note 8)	$-	$391
Notes receivable from franchisees	1,007	1,300
	1,007	1,691
Less — portion due within one year	(230)	(235)
Less — allowance for doubtful accounts	(68)	(538)
	$709	$918

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Balance at beginning of period	$538	$129
Provision for doubtful accounts	(412)	(167)
Chargeoffs	(79)	-
Recoveries	21	157
Transfers from allowances for trade receivables	-	471
Balance at end of period	$68	$590

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million and $3.7 million at July 31, 2011 and January 30, 2011, respectively, representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of the July 31, 2011 amount. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of approximately $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 3 — Inventories

     The components of inventories are as follows:

	July 31,	January 30,
	2011	2011
	(In thousands)
Raw materials	$5,488	$5,265
Work in progress	64	54
Finished goods and purchased merchandise	12,844	9,212
Manufacturing supplies	160	104
	$18,556	$14,635

Note 4 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	July 31,	January 30,
	2011	2011
	(In thousands)
2011 Term Loan	$27,245	$35,000
Capital lease obligations	426	387
	27,671	35,387
Less: current maturities	(2,078)	(2,513)
	$25,593	$32,874

     On January 28, 2011, the Company closed new secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which mature in January 2016. The 2011 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. The Company used the proceeds of the 2011 Term Loan to repay the outstanding borrowings under the Company’s prior secured credit facilities (the “2007 Secured Credit Facilities”). The 2007 Secured Credit Facilities, which consisted of a $25 million revolving credit facility (the “2007 Revolver”) and a term loan maturing in February 2014, which had an outstanding balance of approximately $35.1 million (the “2007 Term Loan”), were then terminated.

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of July 31, 2011, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Margin was 2.50%. The Company also pays fees on outstanding letters of credit issued under the 2011 Revolver equal to the Applicable Margin for LIBOR loans plus 0.125%. Such letters of credit totaled $10.2 million as of July 31, 2011.

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

     The 2011 Term Loan is payable in quarterly installments of approximately $470,000, as adjusted to give effect to principal prepayments, and a final installment equal to the remaining principal balance in January 2016. The 2011 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow $200,000 with respect to each of nine properties ($1.8 million in the aggregate) with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company does not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan. During the six months ended July 31, 2011, $1.0 million of the escrowed amount was returned to the Company; amounts remaining in escrow are included in “Other current assets” in the accompanying consolidated balance sheet.

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

     As of July 31, 2011, the Company’s leverage ratio was 1.0 to 1.0, and the fixed charge coverage ratio for the rolling four-quarter period then ended was 3.0 to 1.0. In accordance with the terms of the 2011 Secured Credit Facilities, interest and fees related to these facilities is reflected in the computation of the fixed charge coverage ratio by annualizing amounts incurred under those facilities subsequent to the closing date.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at July 31, 2011.

Note 5 — Commitments and Contingencies

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

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $2.9 million at July 31, 2011, and are summarized in Note 8. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $2.0 million as of July 31, 2011, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at July 31, 2011, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     In addition, accrued liabilities at July 31, 2011, includes approximately $1.1 million related to the Company’s assignment of operating leases on closed and refranchised stores. The Company is contingently liable to pay the rents on these stores to the landlords in the event the assignees fail to perform under the leases they have assumed. During the quarter ended July 31, 2011, the Company recorded a provision of $820,000 for estimated payments the Company expects to make under a lease guarantee related to a franchisee whose franchise rights the Company terminated during the second quarter. The aggregate gross guarantee exposure under all such lease guarantees, without reduction for any potential sublease rentals or any other mitigation, was approximately $4.4 million as of July 31, 2011.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $10.2 million at July 31, 2011, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

Note 6 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$50	$-	$899
Adjustments to previously recorded estimates	-	(190)	-	(190)
Total impairment of long-lived assets	-	(140)	-	709
Lease termination costs:
Provision for termination costs	301	568	545	1,018
Less — reversal of previously recorded accrued rent expense	-	(644)	-	(644)
Net provision	301	(76)	545	374
Total impairment charges and lease termination costs	$301	$(216)	$545	$1,083

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

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities are estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$1,290	$1,803	$1,995	$1,679
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	-	394	-	394
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous
estimates	280	124	492	529
Accretion of discount	21	50	53	95
Total provision	301	568	545	1,018
Payments on unexpired leases, including settlements with
lessors	(439)	(271)	(1,388)	(597)
Balance at end of period	$1,152	$2,100	$1,152	$2,100

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

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended July 31, 2011 and August 1, 2010. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Company Stores	$65,992	$59,970	$135,467	$122,504
Domestic Franchise	2,349	2,074	4,718	4,274
International Franchise	5,352	4,009	10,988	8,769
KK Supply Chain:
Total revenues	50,341	44,892	104,224	90,797
Less – intersegment sales elimination	(26,082)	(23,013)	(52,845)	(46,295)
External KK Supply Chain revenues	24,259	21,879	51,379	44,502
Total revenues	$97,952	$87,932	$202,552	$180,049

Operating income (loss):
Company Stores	$(1,049)	$(1,734)	$1,125	$(1,765)
Domestic Franchise	216	1,041	1,363	2,195
International Franchise	3,409	2,500	7,580	5,986
KK Supply Chain	7,745	7,329	16,087	16,019
Total segment operating income	10,321	9,136	26,155	22,435
Unallocated general and administrative expenses	(5,083)	(5,197)	(10,882)	(11,142)
Impairment charges and lease termination costs	(301)	216	(545)	(1,083)
Consolidated operating income	$4,937	$4,155	$14,728	$10,210

Depreciation expense:
Company Stores	$1,689	$1,459	$3,226	$2,854
Domestic Franchise	55	55	110	110
International Franchise	2	2	4	3
KK Supply Chain	188	205	377	417
Corporate administration	153	216	308	417
Total depreciation expense	$2,087	$1,937	$4,025	$3,801

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 8 — Investments in Franchisees

     As of July 31, 2011, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	July 31, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$367	$-	$880
Kremeworks Canada, LP	24.5%	-	29	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	186	-	1,988
		900	582	-	$2,868
Less: reserves and allowances		(900)	-	-
		$-	$582	$-

	January 30, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$270	$-	$1,008
Kremeworks Canada, LP	24.5%	-	22	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	190	-	2,161
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,663	104	391	-
		2,563	586	391	$3,169
Less: reserves and allowances		(900)	-	(391)
		$1,663	$586	$-

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     Current liabilities at July 31, 2011 and January 30, 2011 include accruals for potential payments under loan guarantees of approximately $2.0 million and $2.2 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender.

     There was no liability reflected in the financial statements for other guarantees of franchisee indebtedness because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which matures in October 2011. The aggregate amount of such indebtedness was approximately $4.4 million at July 31, 2011.

     Kremeworks’ unaudited revenues, operating loss and net loss for the three and six months ended July 31, 2011 and August 1, 2010, based upon information provided by the franchisee, are set forth in the following table.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues	$4,772	$4,555	$9,038	$8,707
Operating income (loss)	50	(295)	(80)	(632)
Net loss	(23)	(368)	(220)	(785)

     On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.7 million in exchange for its equity interest and, after deducting costs of the transaction, realized a gain of approximately $6.2 million on the disposition. After provision for payment of Mexican income taxes related to the sale of approximately $1.5 million, the Company reported an after tax gain on the disposition of approximately $4.7 million in the quarter ending July 31, 2011. The net after tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the outstanding balance of the 2011 Term Loan.

     In connection with the Company’s sale of its KK Mexico interest, KK Mexico paid approximately $765,000 of amounts due to the Company which were evidenced by promissory notes, relating principally to past due royalties and fees due to the Company. As a consequence of this payment, in the quarter ended May 1, 2011, the Company reversed an allowance for doubtful notes receivable of approximately $391,000 and recorded royalty and franchise fee income of approximately $280,000 and $95,000 respectively. The reserve had previously been established, and the royalties and fees had not previously been recognized as revenue, because of uncertainty surrounding the collection of these amounts.

Note 9 — Shareholders’ Equity

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three and six months ended July 31, 2011 and August 1, 2010 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Costs charged to earnings related to:
Stock options	$395	$140	$770	$504
Restricted stock and restricted stock units	518	725	1,036	1,430
Total costs	$913	$865	$1,806	$1,934

Costs included in:
Direct operating expenses	$483	$399	$965	$788
General and administrative expenses	430	466	841	1,146
Total costs	$913	$865	$1,806	$1,934

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2011 and January 30, 2011.

	July 31, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,033	$-	$-
Interest rate derivative	-	220	-
Agricultural commodity futures contracts	25	-	-
Total assets	$1,058	$220	$-
Liabilities:
Gasoline commodity futures contracts	$13	$-	$-

	January 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$796	$-	$-
Agricultural commodity futures contracts	144	-	-
Total assets	$940	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three and six months ended July 31, 2011 and August 1, 2010.

Three Months Ended July 31, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
(In thousands)
Long-lived assets	$-	$-	$-	$-
Lease termination liabilities	$-	$-	$-	$-

Six Months Ended July 31, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
(In thousands)
Long-lived assets	$-	$-	$-	$-
Lease termination liabilities	$-	$-	$-	$-

	Three Months Ended August 1, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$1,500	$-	$(50)
Lease termination liabilities	$-	$394	$-	$250

	Six Months Ended August 1, 2010
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$3,638	$-	$(899)
Lease termination liabilities	$-	$394	$-	$250

   Long-Lived Assets

     During the three and six months ended August 1, 2010, long-lived assets having an aggregate carrying value of $1.6 million and $4.5 million, respectively, were written down to their estimated fair values of $1.5 million and $3.6 million, respectively, resulting in recorded impairment charges of $50,000 and $899,000, respectively. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company was negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Lease Termination Liabilities

     During the three and six months ended August 1, 2010, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 6; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the three and six months ended August 1, 2010, $644,000 of previously recorded accrued rent expense related to a store closure and a store relocation exceeded the $394,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of July 31, 2011 and January 30, 2011 were as follows:

	July 31, 2011		January 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$32,324	$32,324	$21,970	$21,970
Receivables	20,569	20,569	20,261	20,261
Interest rate derivatives	220	220	-	-
Receivables from Equity Method Franchisees	582	582	586	586
Agricultural commodity futures contracts	25	25	144	144

Liabilities:
Accounts payable	11,860	11,860	9,954	9,954
Gasoline commodity futures contracts	13	13	-	-
Long-term debt (including current maturities)	27,671	27,671	35,387	35,387

Note 11 — Derivative Instruments

     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its over-the-counter interest rate derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties.

     Additional disclosure about the fair value of derivative instruments is included in Note 10.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At July 31, 2011, the Company had commodity derivatives with an aggregate contract volume of 90,000 bushels of wheat and 126,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of July 31, 2011 and January 30, 2011:

		Fair Value
		July 31,	January 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2011
		(In thousands)
Asset Derivatives
Agricultural commodity futures contracts	Other current assets	$25	$144

Liability Derivatives
Gasoline commodity futures contracts	Accrued liabilities	$13	$-

		Asset Derivatives
		Fair Value
		July 31,	January 30,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2011	2011
		(In thousands)
Interest rate derivative	Other assets	$220	$-

     The effect of derivative instruments on the consolidated statement of operations for the three and six months ended July 31, 2011 and August 1, 2010, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	July 31,	August 1,	July 31,	August 1,
Instruments	Recognized in Income	2011	2010	2011	2010
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(129)	$170	$(598)	$241
Gasoline commodity futures contracts	Direct operating expenses	(22)	(151)	(9)	130
Total		$(151)	$19	$(607)	$371

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Designated as a Cash Flow	Location of Derivative Gain or (Loss)	July 31,	August 1,	July 31,	August 1,
Hedge	Recognized in OCI	2011	2010	2011	2010
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$(183)	$-	$(381)	$-
	Less - income tax effect	73	-	151	-
	Net change in amount recognized in OCI	$(110)	$-	$(230)	$-

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for the three and six months ended July 31, 2011 and August 1, 2010.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Change in Same Store Sales (on-premises sales only):
Company stores	2.5%	5.7%	4.2%	4.5%
Domestic Franchise stores	6.3	5.0	5.4	3.8
International Franchise stores	(3.1)	(11.4)	(3.7)	(9.5)
International Franchise stores, in constant dollars(1)	(11.7)	(14.3)	(10.7)	(16.0)

Change in Same Store Customer Count - Company stores (retail
sales only)	(2.9)%	4.7%	0.0%	3.4%

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,876	5,695	5,871	5,597
Convenience stores	4,846	5,139	4,996	5,095

Average weekly sales per door:
Grocers/mass merchants	$297	$263	$294	$263
Convenience stores	227	206	221	207

Systemwide Sales (in thousands):(2)
Company stores	$65,476	$59,602	$134,503	$121,790
Domestic Franchise stores	64,829	58,797	131,526	121,275
International Franchise stores	95,669	77,237	187,260	151,811
International Franchise stores, in constant dollars(3)	95,669	84,120	187,260	162,793

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — off-premises	$203.2	$169.5	$200.8	$171.5
Dual-channel stores:
On-premises	28.9	27.1	31.9	29.3
Off-premises	46.7	39.2	46.6	38.9
Total	75.6	66.3	78.5	68.2
On-premises only stores	30.1	31.1	32.0	32.5
All factory stores	67.8	63.1	69.8	64.6
Satellite stores	19.3	17.7	19.8	18.2
All stores	58.1	55.6	60.3	57.0

Domestic Franchise stores:
Factory stores	$43.0	$40.0	$43.9	$40.8
Satellite stores	15.3	12.2	15.0	12.6

International Franchise stores:
Factory stores	$44.0	$39.6	$45.0	$39.7
Satellite stores	11.0	8.6	10.4	8.8

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended August 1, 2010 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended July 31, 2011.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and six months ended July 31, 2011 include only stores open at July 31, 2011 and metrics for the three and six months ended August 1, 2010 include only stores open at August 1, 2010.

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

     The following table sets forth data about the number of systemwide stores as of July 31, 2011 and August 1, 2010.

	July 31,	August 1,
	2011	2010
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	35	38
On-premises only stores	29	25
Satellite stores	18	15
Total Company stores	88	84

Domestic Franchise stores:
Factory stores	103	102
Satellite stores	45	38
Total Domestic Franchise stores	148	140

International Franchise stores:
Factory stores	111	103
Satellite stores	322	306
Total International Franchise stores	433	409

Total systemwide stores	669	633

     The following table sets forth data about the number of store operating weeks for the three and six months ended July 31, 2011 and August 1, 2010.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	78	82	156	160
Dual-channel stores	455	494	910	988
On-premises only stores	377	325	754	650
Satellite stores	226	182	425	364

Domestic Franchise stores:(1)
Factory stores	1,321	1,330	2,634	2,669
Satellite stores	542	463	1,063	918

International Franchise stores:(1)
Factory stores	1,157	1,108	2,302	2,164
Satellite stores	4,043	3,894	7,897	7,493

(1)	Metrics for the three and six months ended July 31, 2011 include only stores open at July 31, 2011 and metrics for the three and six months ended August 1, 2010 include only stores open at August 1, 2010.

     The following table sets forth the types and locations of Company stores as of July 31, 2011.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	11	4	-	15
Ohio	6	-	-	6
South Carolina	2	3	-	5
Tennessee	8	3	-	11
Texas	3	-	-	3
Virginia	6	-	-	6
West Virginia	1	-	-	1
Total	70	17	1	88

     Changes in the number of Company stores during the three and six months ended July 31, 2011 and August 1, 2010 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended July 31, 2011
May 1, 2011	69	16	1	86
Opened	-	2	-	2
Closed	-	-	-	-
Change in store type	1	(1)	-	-
July 31, 2011	70	17	1	88

Six months ended July 31, 2011
January 30, 2011	69	15	1	85
Opened	-	3	-	3
Closed	-	-	-	-
Change in store type	1	(1)	-	-
July 31, 2011	70	17	1	88

Three months ended August 1, 2010
May 2, 2010	69	12	2	83
Opened	-	2	-	2
Closed	-	(1)	-	(1)
August 1, 2010	69	13	2	84

Six months ended August 1, 2010
January 31, 2010	69	12	2	83
Opened	-	2	-	2
Closed	-	(1)	-	(1)
August 1, 2010	69	13	2	84

     The following table sets forth the types and locations of domestic franchise stores as of July 31, 2011.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	6	3	-	9
Arizona	2	-	6	8
Arkansas	2	-	-	2
California	12	-	4	16
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	11	6	1	18
Georgia	7	4	-	11
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	1	3	7
New Mexico	1	-	1	2
North Carolina	7	1	-	8
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	4	2	1	7
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	1	1	9
Utah	2	-	-	2
Washington	8	-	-	8
Wisconsin	1	-	-	1
Total	103	22	23	148

     Changes in the number of domestic franchise stores during the three and six months ended July 31, 2011 and August 1, 2010 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended July 31, 2011
May 1, 2011	101	19	25	145
Opened	2	3	-	5
Closed	-	-	(2)	(2)
July 31, 2011	103	22	23	148

Six months ended July 31, 2011
January 30, 2011	102	17	25	144
Opened	2	6	1	9
Closed	(1)	(1)	(3)	(5)
July 31, 2011	103	22	23	148

Three months ended August 1, 2010
May 2, 2010	103	14	23	140
Opened	-	1	1	2
Closed	(1)	-	(1)	(2)
August 1, 2010	102	15	23	140

Six months ended August 1, 2010
January 31, 2010	104	14	23	141
Opened	-	1	1	2
Closed	(2)	-	(1)	(3)
August 1, 2010	102	15	23	140

     The types and locations of international franchise stores as of July 31, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	11	10	28
Bahrain	2009	1	-	2	4	7
Canada	2002	4	-	1	-	5
China	2010	1	-	-	-	1
Dominican Republic	2011	1	-	-	-	1
Indonesia	2007	2	-	3	6	11
Japan	2007	15	-	13	-	28
Kuwait	2007	3	-	22	2	27
Lebanon	2009	2	-	6	2	10
Malaysia	2010	2	1	1	1	5
Mexico	2004	5	1	26	31	63
Philippines	2007	4	3	14	2	23
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	3	1	6
Saudi Arabia	2008	8	-	64	12	84
South Korea	2005	33	1	14	-	48
Thailand	2011	2	-	-	-	2
Turkey	2010	1	-	10	2	13
United Arab Emirates	2008	2	-	18	1	21
United Kingdom	2004	12	4	21	8	45
Total		111	11	229	82	433

     Changes in the number of international franchise stores during the three and six months ended July 31, 2011 and August 1, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended July 31, 2011
May 1, 2011	109	11	223	78	421
Opened	3	-	9	5	17
Closed	(1)	-	(3)	(1)	(5)
July 31, 2011	111	11	229	82	433

Six months ended July 31, 2011
January 30, 2011	106	11	222	78	417
Opened	7	-	16	10	33
Closed	(2)	-	(9)	(6)	(17)
July 31, 2011	111	11	229	82	433

Three months ended August 1, 2010
May 2, 2010	100	14	201	78	393
Opened	4	-	14	-	18
Closed	(1)	-	(1)	-	(2)
August 1, 2010	103	14	214	78	409

Six months ended August 1, 2010
January 31, 2010	95	14	180	69	358
Opened	11	-	38	10	59
Closed	(3)	-	(4)	(1)	(8)
August 1, 2010	103	14	214	78	409

Three months ended July 31, 2011 compared to three months ended August 1, 2010

   Overview

     Total revenues rose by 11.4% to $98.0 million for the three months ended July 31, 2011 compared to $87.9 million for the three months ended August 1, 2010.

     Consolidated operating income increased to $4.9 million in the three months ended July 31, 2011 from $4.2 million in the three months ended August 1, 2010. Consolidated net income was $8.8 million in the three months ended July 31, 2011 compared to $2.2 million in the three months ended August 1, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	July 31,	August 1,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$65,992	$59,970
Domestic Franchise	2,349	2,074
International Franchise	5,352	4,009
KK Supply Chain:
Total revenues	50,341	44,892
Less - intersegment sales elimination	(26,082)	(23,013)
External KK Supply Chain revenues	24,259	21,879
Total revenues	$97,952	$87,932

Segment revenues as a percentage of total revenues:
Company Stores	67.4%	68.2%
Domestic Franchise	2.4	2.4
International Franchise	5.5	4.6
KK Supply Chain (external sales)	24.8	24.9
	100.0%	100.0%

Operating income (loss):
Company Stores	$(1,049)	$(1,734)
Domestic Franchise	216	1,041
International Franchise	3,409	2,500
KK Supply Chain	7,745	7,329
Total segment operating income	10,321	9,136
Unallocated general and administrative expenses	(5,083)	(5,197)
Impairment charges and lease termination costs	(301)	216
Consolidated operating income	$4,937	$4,155

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$26,374	$24,023	40.0%	40.1%
Fundraising sales	2,569	2,707	3.9	4.5
Total on-premises sales	28,943	26,730	43.9	44.6
Off-premises sales:
Grocers/mass merchants	22,468	19,361	34.0	32.3
Convenience stores	13,800	13,232	20.9	22.1
Other off-premises	781	647	1.2	1.1
Total off-premises sales	37,049	33,240	56.1	55.4
Total revenues	65,992	59,970	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	25,680	22,440	38.9	37.4
Shop labor	12,484	12,261	18.9	20.4
Delivery labor	5,797	5,305	8.8	8.8
Employee benefits	4,567	4,185	6.9	7.0
Total cost of sales	48,528	44,191	73.5	73.7
Vehicle costs(1)	4,426	3,526	6.7	5.9
Occupancy(2)	2,323	2,365	3.5	3.9
Utilities expense	1,500	1,500	2.3	2.5
Depreciation expense	1,689	1,459	2.6	2.4
Other operating expenses	4,268	4,413	6.5	7.4
Total store level costs	62,734	57,454	95.1	95.8
Store operating income	3,258	2,516	4.9	4.2
Other segment operating costs(3)	3,182	3,125	4.8	5.2
Allocated corporate overhead	1,125	1,125	1.7	1.9
Segment operating income (loss)	$(1,049)	$(1,734)	(1.6)%	(2.9)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended August 1, 2010	$26,730	$33,240	$59,970
Fiscal 2011 sales at closed stores	(227)	-	(227)
Increase in sales at mature stores (open stores only)	839	3,809	4,648
Increase in sales at stores opened in fiscal 2011	522	-	522
Sales at stores opened in fiscal 2012	1,079	-	1,079
Sales for the three months ended July 31, 2011	$28,943	$37,049	$65,992

     Sales at Company Stores increased 10.0% in the second quarter of fiscal 2012 from the second quarter of fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and 2012. Selling price increases in the on-premises and off-premises distribution channels accounted for approximately 7.5 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	July 31,	August 1,
	2011	2010
On-premises:
Change in same store sales	2.5%	5.7%
Change in same store customer count (retail sales only)	(2.9)%	4.7%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	3.2%	1.7%
Change in average weekly sales per door	12.9%	6.9%
Convenience stores:
Change in average weekly number of doors	(5.7)%	(2.4)%
Change in average weekly sales per door	10.2%	(1.0)%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	July 31,	August 1,
	2011	2010
Change in same store sales:
Pricing	8.3%	3.5%
Guest check average (exclusive of the effects of pricing)	(2.7)	(2.4)
Customer count	(2.6)	4.2
Other	(0.5)	0.4
Total	2.5%	5.7%

     On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affect approximately 60% of on-premises sales, averaged approximately 14%.

     The Company believes that the expected cannibalization effect of new stores in expansion markets adversely affected same store customer count in the second quarter of fiscal 2012. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 11.5% to $37.0 million in the second quarter of fiscal 2012 from $33.2 million in the second quarter of fiscal 2011. Approximately 7.0 percentage points of the sales increase reflects price increases, including not only increases implemented in the first quarter of fiscal 2012 but also price increases implemented in fiscal 2011. The Company’s sales increase was greater than that of the doughnut industry as a whole, according to industry data. The Company started implementing price increases for some products offered in the off-premises channel mid-April 2011, and substantially completed implementing the increases during the second quarter. Those price increases affect products comprising approximately 60% of off-premises sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased 16.0% to $22.5 million, with a 12.9% increase in average weekly sales per door and a 3.2% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal, and the addition of new relatively higher volume doors. Convenience store sales rose 4.3% to $13.8 million, reflecting a 10.2% increase in the average weekly sales per door partially offset by a 5.7% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel in the second quarter reflects route management efforts to eliminate deliveries to relatively low volume doors.

     The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that the increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

   Costs and expenses

     Cost of sales as a percentage of revenues declined by 0.2 percentage points from the second quarter of fiscal 2011 to 73.5% of revenues in the second quarter of fiscal 2012.

     Before considering the potential loss of unit volume as a result of on-premises and off-premises selling price increases, those increases more than offset higher costs of food, beverages and packaging in the second quarter of fiscal 2012. The effects of price increases on unit volumes are difficult to measure reliably. The Company currently estimates that input costs, excluding fuel and sugar, for the remainder of fiscal 2012 will be modestly higher than the levels of the first half of the year. As previously disclosed, sugar costs, however, are expected to rise approximately $2 million over the balance of fiscal 2012. Sugar costs are expected to decline modestly in fiscal 2013; the Company’s existing sugar contracts cover volume expected to last through approximately the end of the second quarter of fiscal 2013.

     Shop labor as a percentage of revenues declined by 1.5 percentage points from the second quarter of fiscal 2011 to 18.9% of revenues in the second quarter of fiscal 2012, principally due to higher sales resulting from price increases.

     Vehicle costs as a percentage of revenues increased from 5.9% of revenues in the second quarter of fiscal 2011 to 6.7% of revenues in the second quarter of fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the second quarter of fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2011 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, during the second quarter of both fiscal 2012 and fiscal 2011, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $500,000 in the second quarter of fiscal 2012 and $690,000 in the second quarter of fiscal 2011. Substantially all of the $500,000 in favorable adjustments recorded in the second quarter of fiscal 2012 relates to workers’ compensation liability claims and is included in employee benefits in the table above. Of the $690,000 in favorable adjustments recorded in the second quarter of fiscal 2011, approximately $640,000 relates to workers’ compensation liability claims and approximately $50,000 relates to vehicle liability claims included in vehicle costs in the table above.

     The Company continues to implement programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     The Company Stores segment closed two stores since the end of fiscal 2010, neither of which was accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of July 31, 2011, and excludes the revenues and expenses for stores closed prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at July 31, 2011
			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$26,374	$23,845	40.0%	39.9%
Fundraising sales	2,569	2,658	3.9	4.4
Total on-premises sales	28,943	26,503	43.9	44.4
Off-premises sales:
Grocers/mass merchants	22,468	19,361	34.0	32.4
Convenience stores	13,800	13,232	20.9	22.1
Other off-premises	781	647	1.2	1.1
Total off-premises sales	37,049	33,240	56.1	55.6
Total revenues	65,992	59,743	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	25,680	22,336	38.9	37.4
Shop labor	12,484	12,189	18.9	20.4
Delivery labor	5,797	5,305	8.8	8.9
Employee benefits	4,567	4,163	6.9	7.0
Total cost of sales	48,528	43,993	73.5	73.6
Vehicle costs	4,426	3,515	6.7	5.9
Occupancy	2,314	2,226	3.5	3.7
Utilities expense	1,499	1,482	2.3	2.5
Depreciation expense	1,689	1,448	2.6	2.4
Other operating expenses	4,266	4,375	6.5	7.3
Total store level costs	62,722	57,039	95.0	95.5
Store operating income - ongoing stores	3,270	2,704	5.0%	4.5%
Store operating loss - closed stores	(12)	(188)
Store operating income	$3,258	$2,516

   Domestic Franchise

	Three Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Revenues:
Royalties	$2,136	$1,945
Development and franchise fees	105	20
Other	108	109
Total revenues	2,349	2,074

Operating expenses:
Segment operating expenses	1,978	878
Depreciation expense	55	55
Allocated corporate overhead	100	100
Total operating expenses	2,133	1,033
Segment operating income	$216	$1,041

     Domestic Franchise revenues increased 13.3% to $2.3 million in the second quarter of fiscal 2012 from $2.1 million in the second quarter of fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $59 million in the second quarter of fiscal 2011 to $65 million in the second quarter of fiscal 2012. Domestic Franchise same store sales rose 6.3% in the second quarter of fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase     in Domestic Franchise operating expenses reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the quarter, as well as an increase in franchisee support costs.

     Domestic franchisees opened five stores and closed two stores in the second quarter of fiscal 2012. As of August 24, 2011, existing development and franchise agreements for territories in the United States provide for the development of approximately 30 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Revenues:
Royalties	$5,129	$3,687
Development and franchise fees	223	322
Total revenues	5,352	4,009

Operating expenses:
Segment operating expenses	1,616	1,182
Depreciation expense	2	2
Allocated corporate overhead	325	325
Total operating expenses	1,943	1,509
Segment operating income	$3,409	$2,500

     International Franchise royalties increased 39.1%, driven by an increase in sales by international franchise stores from $77 million in the second quarter of fiscal 2011 to $96 million in the second quarter of fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $7.8 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, which positively affected international royalty revenues by approximately $470,000. The Company did not recognize as revenue approximately $600,000 of uncollected royalties which accrued during the second quarter of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the first six months of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 11.7%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets increased 1.0% in the second quarter of fiscal 2012 and fell 22.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 53% of aggregate constant dollar same store sales for the second quarter of fiscal 2012. While the Company considers countries in which Krispy Kreme first opened in fiscal 2005 and earlier to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 220 of the 507 international stores opened since the beginning of fiscal 2006.

     International franchise sales for the three months ended July 31, 2011 were adversely affected by the aftereffects of the March 2011 tsunami in Japan.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to an increase in legal fees and an increase in share based compensation expense. The increase also includes a $90,000 increase in the provision for incentive compensation in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

     International franchisees opened 17 stores and closed five stores in the second quarter of fiscal 2012. As of August 24, 2011, existing development and franchise agreements for territories outside the United States provide for the development of approximately 230 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$16,562	$15,147	32.9%	33.7%
Other ingredients, packaging and supplies	30,795	28,223	61.2	62.9
Equipment	2,356	1,333	4.7	3.0
Fuel surcharge	628	189	1.2	0.4
Total revenues before intersegment sales elimination	50,341	44,892	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	34,379	30,295	68.3	67.5
(Gain) loss on agricultural derivatives	129	(170)	0.3	(0.4)
Inbound freight	1,043	902	2.1	2.0
Total cost of sales	35,551	31,027	70.6	69.1
Distribution costs:
Outbound freight	2,756	2,611	5.5	5.8
Other distribution costs	964	883	1.9	2.0
Total distribution costs	3,720	3,494	7.4	7.8
Other segment operating costs	2,862	2,562	5.7	5.7
Depreciation expense	188	205	0.4	0.5
Allocated corporate overhead	275	275	0.5	0.6
Total operating costs	42,596	37,563	84.6	83.7
Segment operating income	$7,745	$7,329	15.4%	16.3%

     KK Supply Chain revenues before intersegment sales elimination increased $5.4 million, or 12.1%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase reflects selling price increases for doughnut mix, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening.

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

     The increase in cost of goods produced and purchased as a percentage of sales in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening, sugar and other goods in order to mitigate increases in the cost of certain raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

     Franchisees opened 22 stores and closed seven stores in the second quarter of fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses remained relatively unchanged at $4.9 million, or 5.0% of total revenues, in the second quarter of fiscal 2012 compared to $5.0 million, or 5.7% of total revenues in the second quarter of fiscal 2011. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $301,000 in the second quarter of fiscal 2012 compared to a credit of $216,000 in the second quarter of fiscal 2011. The components of these charges are set forth in the following table:

	Three Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$50
Adjustments to previously recorded estimates	-	(190)
Total impairment of long-lived assets	-	(140)
Lease termination costs	301	(76)
	$301	$(216)

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

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

     In the second quarter of fiscal 2012, the Company recorded lease termination charges of $301,000, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed. In the second quarter of fiscal 2011, the Company recorded a net credit to lease termination costs of $76,000, reflecting charges related to a store closure and a store relocation, offset by the reversal of previously recorded accrued rent related to those stores.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     Since the beginning of fiscal 2009, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of additional impairment losses on the related assets.

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Interest accruing on outstanding indebtedness	$202	$1,238
Letter of credit and unused revolver fees	89	185
Amortization of deferred financing costs	116	164
Other	7	(20)
	$414	$1,567

     The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, as well as the reduction in the principal outstanding under the Company’s term loan. The lender margin on outstanding term debt and on outstanding letters of credit was reduced from 750 basis points to 250 basis points as a result of the refinancing.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the earnings of equity method franchisees of $12,000 in the second quarter of fiscal 2012 compared to losses of $165,000 in the second quarter of fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $70,000 for the three months ended July 31, 2011 compared to losses of $110,000 for the three months ended August 1, 2010.

   Gain on Sale of Interest in Equity Method Franchisee

     In the second quarter of fiscal 2012, the Company recorded a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $2.0 million in the second quarter of fiscal 2012 compared to $379,000 in the second quarter of fiscal 2011. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently, the majority of which represents foreign tax withholdings. The current income tax provision for the second quarter of fiscal 2012 also includes a provision for payment of Mexican income taxes of approximately $1.5 million related to the Company’s sale of its 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

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

     While any reversal of a portion of the valuation allowance will have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such periods. This negative effect on earnings in subsequent periods occurs because the reversal of the valuation allowance will reflect the recognition of future income tax benefits in the period in which the reversal is recorded; absent the reversal of the valuation allowance, such tax benefits would be recognized in the future periods in which their realization occurs upon the generation of taxable income. Accordingly, subsequent to any reversal of a portion of the valuation allowance, the Company’s effective income tax rate, which currently bears no relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates to which the Company’s earnings are subject.

   Net Income

     The Company reported net income of $8.8 million for the three months ended July 31, 2011 and $2.2 million for the three months ended August 1, 2010.

Six months ended July 31, 2011 compared to six months ended August 1, 2010

   Overview

     Total revenues rose by 12.5% to $202.6 million for the six months ended July 31, 2011 compared to $180.0 million for the six months ended August 1, 2010.

     Consolidated operating income increased to $14.7 million in the six months ended July 31, 2011 from $10.2 million in the six months ended August 1, 2010. Consolidated net income was $18.0 million in the six months ended July 31, 2011 compared to $6.7 million in the six months ended August 1, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$135,467	$122,504
Domestic Franchise	4,718	4,274
International Franchise	10,988	8,769
KK Supply Chain:
Total revenues	104,224	90,797
Less - intersegment sales elimination	(52,845)	(46,295)
External KK Supply Chain revenues	51,379	44,502
Total revenues	$202,552	$180,049

Segment revenues as a percentage of total revenues:
Company Stores	66.9%	68.0%
Domestic Franchise	2.3	2.4
International Franchise	5.4	4.9
KK Supply Chain (external sales)	25.4	24.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$1,125	$(1,765)
Domestic Franchise	1,363	2,195
International Franchise	7,580	5,986
KK Supply Chain	16,087	16,019
Total segment operating income	26,155	22,435
Unallocated general and administrative expenses	(10,882)	(11,142)
Impairment charges and lease termination costs	(545)	(1,083)
Consolidated operating income	$14,728	$10,210

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$54,530	$49,429	40.3%	40.3%
Fundraising sales	7,274	7,354	5.4	6.0
Total on-premises sales	61,804	56,783	45.6	46.4
Off-premises sales:
Grocers/mass merchants	44,481	38,012	32.8	31.0
Convenience stores	27,679	26,396	20.4	21.5
Other off-premises	1,503	1,313	1.1	1.1
Total off-premises sales	73,663	65,721	54.4	53.6
Total revenues	135,467	122,504	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	51,975	45,419	38.4	37.1
Shop labor	25,085	24,475	18.5	20.0
Delivery labor	11,651	10,566	8.6	8.6
Employee benefits	9,173	8,917	6.8	7.3
Total cost of sales	97,884	89,377	72.3	73.0
Vehicle costs(1)	8,807	6,580	6.5	5.4
Occupancy(2)	4,585	4,791	3.4	3.9
Utilities expense	2,839	2,910	2.1	2.4
Depreciation expense	3,226	2,854	2.4	2.3
Other operating expenses	8,812	9,238	6.5	7.5
Total store level costs	126,153	115,750	93.1	94.5
Store operating income	9,314	6,754	6.9	5.5
Other segment operating costs (3)	5,939	6,269	4.4	5.1
Allocated corporate overhead	2,250	2,250	1.7	1.8
Segment operating income (loss)	$1,125	$(1,765)	0.8%	(1.4)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the six months ended August 1, 2010 to the six months ended July 31, 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the six months ended August 1, 2010	$56,783	$65,721	$122,504
Fiscal 2011 sales at closed stores	(523)	-	(523)
Increase in sales at mature stores (open stores only)	2,717	7,942	10,659
Increase in sales at stores opened in fiscal 2011	1,537	-	1,537
Sales at stores opened in fiscal 2012	1,290	-	1,290
Sales for the six months ended July 31, 2011	$61,804	$73,663	$135,467

     Sales at Company Stores increased 10.6% in the first six months of fiscal 2012 from the first six months of fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and 2012. Selling price increases in the on-premises and off-premises distribution channels accounted for approximately 6.1 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably.

     The following table presents sales metrics for Company stores:

	Six Months Ended
	July 31,	August 1,
	2011	2010
On-premises:
Change in same store sales	4.2%	4.5%
Change in same store customer count (retail sales only)	0.0%	3.4
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	4.9%	(2.3)%
Change in average weekly sales per door	11.8%	9.1%
Convenience stores:
Change in average weekly number of doors	(1.9)%	(6.4)%
Change in average weekly sales per door	6.8%	(1.4)%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Six Months Ended
	July 31,	August 1,
	2011	2010
Change in same store sales:
Pricing	7.0%	5.5%
Guest check average (exclusive of the effects of pricing)	(2.5)	(3.9)
Customer count	0.0	2.9
Other	(0.3)	0.0
Total	4.2%	4.5%

     On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affect approximately 60% of on-premises sales, averaged approximately 14%. These price increases are not fully reflected in the same store sales metrics because they were in effect for only 21 of the 26 weeks of the first six months of fiscal 2012.

     The Company believes that the expected cannibalization effect of new stores in expansion markets adversely affected same store customer count in the first six months of fiscal 2012.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 12.1% to $73.7 million in the first six months of fiscal 2012 from $65.7 million in the first six months of fiscal 2011. Approximately 5.5 percentage points of the sales increase reflects price increases, including not only increases implemented in the first quarter of fiscal 2012 but also price increases implemented in fiscal 2011. The Company’s sales increase was greater than that of the doughnut industry as a whole, according to industry data. The Company started implementing price increases for some products offered in the off-premises channel mid-April 2011, and substantially completed implementing the increases during the second quarter. Those price increases affect products comprising approximately 60% of off-premises sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased 17.0% to $44.5 million, with an 11.8% increase in average weekly sales per door and a 4.9% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors. Convenience store sales increased 4.9%, reflecting a 6.8% increase in the average weekly sales per door, partially offset by a 1.9% decline in the average number of doors served. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that the increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

   Costs and expenses

     Cost of sales as a percentage of revenues declined by 0.7 percentage points from the first six months of fiscal 2011 to 72.3% of revenues in the first six months of fiscal 2012.

     Before considering the potential loss of unit volume as a result of on-premises and off-premises selling price increases, those increases more than offset higher costs of food, beverages and packaging in the first six months of fiscal 2012. The effects of price increases on unit volumes are difficult to measure reliably. The Company currently estimates that input costs, excluding fuel and sugar, for the remainder of fiscal 2012 will be modestly higher than the levels of the first half of the year. As previously disclosed, sugar costs, however, are expected to rise approximately $2 million over the balance of fiscal 2012. Sugar costs are expected to decline modestly in fiscal 2013; the Company’s existing sugar contracts cover volume expected to last through approximately the end of the second quarter of fiscal 2013.

     Shop labor as a percentage of revenues declined by 1.5 percentage points from the first six months of fiscal 2011 to 18.5% of revenues in the first six months of fiscal 2012, principally due to higher sales resulting from price increases.

     Vehicle costs as a percentage of revenues increased from 5.4% of revenues in the first six months of fiscal 2011 to 6.5% of revenues in the first six months of fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the first six months of fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2011 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, during the second quarter of both fiscal 2012 and fiscal 2011, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $500,000 in the second quarter of fiscal 2012 and $690,000 in the second quarter of fiscal 2011. Substantially all of the $500,000 in favorable adjustments recorded in the second quarter of fiscal 2012 relates to workers’ compensation liability claims and is included in employee benefits in the table above. Of the $690,000 in favorable adjustments recorded in the second quarter of fiscal 2011, approximately $640,000 relates to workers’ compensation liability claims and approximately $50,000 relates to vehicle liability claims included in vehicle costs in the table above.

     The Company continues to implement programs intended to improve store operations and reduce costs as a percentage of revenues, including improved employee training and the introduction of food and labor cost management tools.

     Other operating expenses as a percentage of revenues declined by 1.0 percentage point from the first six months of fiscal 2011 to 6.5% of revenues in the first six months of fiscal 2012 reflecting, among other things, lower store-level marketing expense.

     Other segment operating costs as a percentage of revenues declined by 0.7 percentage points from the first six months of fiscal 2011 to 4.4% of revenues in the first six months of fiscal 2012 reflecting, among other things, a decrease in spending on off-premises selling and support expenses.

     The Company Stores segment closed two stores since the end of fiscal 2010, neither of which have been accounted for as discontinued operations because the Company continues to have significant continuing involvement in the markets in which the stores were located, through either continuing operations of other stores in or serving the market or through its role as a franchisor. In order to assist readers in understanding the results of operations of the Company’s ongoing stores, the following table presents the components of revenues and expenses for stores operated by the Company as of July 31, 2011, and excludes the revenues and expenses for stores closed prior to that date. Percentage amounts may not add to totals due to rounding.

	Stores in Operation at July 31, 2011
			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$54,530	$48,982	40.3%	40.2%
Fundraising sales	7,274	7,278	5.4	6.0
Total on-premises sales	61,804	56,260	45.6	46.1
Off-premises sales:
Grocers/mass merchants	44,481	38,012	32.8	31.2
Convenience stores	27,679	26,396	20.4	21.6
Other off-premises	1,503	1,313	1.1	1.1
Total off-premises sales	73,663	65,721	54.4	53.9
Total revenues	135,467	121,981	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	51,975	45,187	38.4	37.0
Shop labor	25,085	24,312	18.5	19.9
Delivery labor	11,651	10,565	8.6	8.7
Employee benefits	9,173	8,871	6.8	7.3
Total cost of sales	97,884	88,935	72.3	72.9
Vehicle costs	8,807	6,563	6.5	5.4
Occupancy	4,522	4,525	3.3	3.7
Utilities expense	2,833	2,871	2.1	2.4
Depreciation expense	3,226	2,822	2.4	2.3
Other operating expenses	8,807	9,147	6.5	7.5
Total store level costs	126,079	114,863	93.1	94.2
Store operating income - ongoing stores	9,388	7,118	6.9%	5.8%
Store operating loss - closed stores	(74)	(364)
Store operating income	$9,314	$6,754

   Domestic Franchise

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Revenues:
Royalties	$4,322	$4,008
Development and franchise fees	180	20
Other	216	246
Total revenues	4,718	4,274

Operating expenses:
Segment operating expenses	3,045	1,769
Depreciation expense	110	110
Allocated corporate overhead	200	200
Total operating expenses	3,355	2,079
Segment operating income	$1,363	$2,195

     Domestic Franchise revenues increased 10.4% to $4.7 million in the first six months of fiscal 2012 from $4.3 million in the first six months of fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $121 million in the first six months of fiscal 2011 to $132 million in the first six months of fiscal 2012. Domestic Franchise same store sales rose 5.4% in the first six months of fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase in Domestic Franchise operating expenses reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter, as well as an increase in franchisee support costs.

     Domestic franchisees opened nine stores and closed five stores in the first six months of fiscal 2012. As of August 24, 2011, existing development and franchise agreements for territories in the United States provide for the development of approximately 30 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Revenues:
Royalties	$10,417	$7,571
Development and franchise fees	571	1,198
Total revenues	10,988	8,769

Operating expenses:
Segment operating expenses	2,754	2,130
Depreciation expense	4	3
Allocated corporate overhead	650	650
Total operating expenses	3,408	2,783
Segment operating income	$7,580	$5,986

     International Franchise royalties increased 37.6% driven by an increase in sales by international franchise stores from $152 million in the first six months of fiscal 2011 to $187 million in the first six months of fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $12.6 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011, which positively affected international royalty revenues by approximately $760,000. In the first six months of fiscal 2012, the Company recognized $280,000 of royalty revenue from the Company’s Mexican franchisee discussed in the second succeeding paragraph below. The Company did not recognize as revenue approximately $960,000 of uncollected royalties which accrued during the first six months of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the first six months of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International development and franchise fees decreased $627,000 in the first six months of fiscal 2012, primarily as a result of a decline in the number of store openings from 59 in the first six months of fiscal 2011 to 33 in the first six months of fiscal 2012. This reduction in fees was partially offset by the recognition of approximately $95,000 of franchise fees related to the Company’s Mexican franchisee described in the following paragraph.

     Royalties and franchise fees for the first six months of fiscal 2012 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 10.7%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets fell 1.3% in the first six of fiscal 2012 and fell 19.6% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 54% of aggregate constant dollar same store sales for the first six months of fiscal 2012. While the Company considers countries in which Krispy Kreme first opened in fiscal 2005 and earlier to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 220 of the 507 international stores opened since the beginning of fiscal 2006.

     International franchise sales for the six months ended July 31, 2011 were adversely affected by the aftereffects of the March 2011 tsunami in Japan.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to an increase in legal fees and in share based compensation expense. The increase also includes a $130,000 increase in the provision for incentive compensation in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. These increases were partially offset by a decrease in bad debt expense to a credit of $391,000 in the first six months of fiscal 2012 compared to a credit of $70,000 in the first six months of fiscal 2011. The credit recorded to the bad debt provision in the first six months of fiscal 2012 related principally to the Mexican franchisee discussed above. A net credit in bad debt expense should not be expected to recur frequently.

     International franchisees opened 33 stores and closed 17 stores in the first six months of fiscal 2012. As of August 24, 2011, existing development and franchise agreements for territories outside the United States provide for the development of approximately 230 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$34,930	$31,207	33.5%	34.4%
Other ingredients, packaging and supplies	63,651	56,061	61.1	61.7
Equipment	4,427	3,141	4.2	3.5
Fuel surcharge	1,216	388	1.2	0.4
Total revenues before intersegment sales elimination	104,224	90,797	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	71,160	59,871	68.3	65.9
(Gain) loss on agricultural derivatives	598	(241)	0.6	(0.3)
Inbound freight	2,096	1,772	2.0	2.0
Total cost of sales	73,854	61,402	70.9	67.6
Distribution costs:
Outbound freight	5,556	5,150	5.3	5.7
Other distribution costs	1,833	1,824	1.8	2.0
Total distribution costs	7,389	6,974	7.1	7.7
Other segment operating costs	5,967	5,435	5.7	6.0
Depreciation expense	377	417	0.4	0.5
Allocated corporate overhead	550	550	0.5	0.6
Total operating costs	88,137	74,778	84.6	82.4
Segment operating income	$16,087	$16,019	15.4%	17.6%

     KK Supply Chain revenues before intersegment sales elimination increased $13.4 million, or 14.8%, in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The increase principally reflects selling price increases for doughnut mix, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The increase also reflects higher unit volumes of most product categories compared to the first six months of last year resulting from higher systemwide sales.

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

     The increase in cost of goods produced and purchased as a percentage of sales in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening, sugar and other goods in order to mitigate increases in the cost of certain raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

     Franchisees opened 42 stores and closed 22 stores in the first six months of fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   General and Administrative Expenses

     General and administrative expenses were $10.6 million, or 5.2% of total revenues, in the first six months of fiscal 2012 compared to $10.7 million, or 6.0% of total revenues, in the first six months of fiscal 2011. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $545,000 in the first six months of fiscal 2012 compared to $1.1 million in the first six months of fiscal 2011.

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$899
Adjustments to previously recorded estimates	-	(190)
Total impairment of long-lived assets	-	709
Lease termination costs	545	374
	$545	$1,083

     Impairment charges relate to the Company Stores segment. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the first six months of fiscal 2011, a long-lived asset that had been previously written down to a carrying value of $1.0 million was sold for $1.2 million, resulting in a gain of $190,000 that was recorded as a credit to impairment charges.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

     In the first six months of fiscal 2012, the Company recorded lease termination charges of $545,000 principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed. In the first six months of fiscal 2011, the Company recorded lease termination charges of $374,000 reflecting a change in estimated sublease rentals on stores previously closed and charges related to a store closure and a store relocation, partially offset by the reversal of previously recorded accrued rent related to those stores.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     Since the beginning of fiscal 2009, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Refranchising could result in the recognition of additional impairment losses on the related assets.

   Interest Expense

     The components of interest expense are as follows:

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Interest accruing on outstanding indebtedness	$444	$2,408
Letter of credit and unused revolver fees	203	503
Amortization of deferred financing costs	218	312
Amortization of unrealized losses on interest rate derivatives	-	152
Other	26	63
	$891	$3,438

     The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, as well as the reduction in the principal outstanding under the Company’s term loan. The lender margin on outstanding term debt and on outstanding letters of credit was reduced from 750 basis points to 250 basis points as a result of the refinancing. The interest rate derivative contracts which gave rise to the amortization of unrealized losses on interest rate derivatives in the first six months of fiscal 2011 expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the earnings of equity method franchisees of $3,000 in the first six months of fiscal 2012 compared to $181,000 in the first six months of fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 and $280,000 for the six months ended July 31, 2011 and August 1, 2010, respectively.

   Gain on Sale of Interest in Equity Method Franchisee

     In the first six months of fiscal 2012, the Company recorded a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $2.3 million in the first six months of fiscal 2012 compared to $562,000 in the first six months of fiscal 2011. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable, the majority of which represents foreign tax withholdings. The current income tax provision for the first six months of fiscal 2012 also includes a provision for payment of Mexican income taxes of approximately $1.5 million related to the Company’s sale of its 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

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

     While any reversal of a portion of the valuation allowance will have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such periods. This negative effect on earnings in subsequent periods occurs because the reversal of the valuation allowance will reflect the recognition of future income tax benefits in the period in which the reversal is recorded; absent the reversal of the valuation allowance, such tax benefits would be recognized in the future periods in which their realization occurs upon the generation of taxable income. Accordingly, subsequent to any reversal of a portion of the valuation allowance, the Company’s effective income tax rate, which currently bears no relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates to which the Company’s earnings are subject.

   Net Income

     The Company reported net income of $18.0 million for the six months ended July 31, 2011 and $6.7 million for the six months ended August 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2012 and fiscal 2011.

	Six Months Ended
	July 31,	August 1,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$12,692	$5,393
Net cash provided by (used for) investing activities	4,609	(2,734)
Net cash used for financing activities	(6,947)	(1,639)
Net increase in cash and cash equivalents	$10,354	$1,020

Cash Flows from Operating Activities

     Net cash provided by operating activities was $12.7 million and $5.4 million in the first six months of fiscal 2012 and fiscal 2011, respectively.

     Cash provided by operating activities in the first six months of fiscal 2012 was adversely affected by a temporary increase in inventories associated with the outsourcing of distribution of doughnut mixes and other KK Supply Chain products for international and certain domestic stores to a third party vendor. The completion of this outsourcing over the balance of fiscal 2012 is expected to result in an overall decrease in inventories. Cash provided by operating activities in the first six months of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance in the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash provided by investing activities was $4.6 million in the first six months of fiscal 2012 compared to net cash used for investing activities of $2.7 million in the first six months of fiscal 2011.

     Cash used for capital expenditures increased to approximately $4.1 million in the first six months of fiscal 2012 from $4.0 million in the first six months of fiscal 2011. The Company currently expects capital expenditures to range from $13 million to $17 million in fiscal 2012, and consist principally of new stores, renovations of and improvements to existing stores, new store equipment, information technology hardware and software, and delivery vehicles. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

     In the first six months of fiscal 2012, the Company received proceeds of approximately $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, the Company deposited into escrow $1.8 million related to properties with respect to which the Company has agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In the first six months of fiscal 2012, $1.0 million was released from escrow. If the Company does not furnish the remaining documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan.

Cash Flows from Financing Activities

     Net cash used by financing activities was $6.9 million in the first six months of fiscal 2012, compared to $1.6 million in the first six months of fiscal 2011.

     During the first six months of fiscal 2012, the Company repaid approximately $7.8 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.1 million of scheduled principal amortization, $6.2 million of prepayments from the sale of the Company’s interest in an equity method franchisee as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, and $520,000 of prepayments from the proceeds of the exercise of stock options. During the first six months of 2011, the Company repaid $1.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $400,000 of scheduled principal amortization and $1.2 million of prepayments from the sale of assets related to a closed store.

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

     In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The ASU is effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting standards to have a material effect on the Company’s financial condition or results of operations.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition or results of operations

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2011 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of July 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 31, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended July 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. (REMOVED AND RESERVED).

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

     The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 56 and are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 1, 2011	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations for the three and six months ended July 31, 2011 and August 1, 2010; (ii) the Consolidated Balance Sheet as of July 31, 2011 and January 30, 2011; (iii) the Consolidated Statement of Cash Flows for the six months ended July 31, 2011 and August 1, 2010; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended July 31, 2011 and August 1, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as block text*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485