Form 10-Q
period 2011-10-30
KRISPY KREME DOUGHNUTS INC
filed 2011-12-02
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2011
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

     Number of shares of Common Stock, no par value, outstanding as of November 25, 2011: 68,084,290.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2012 and fiscal 2011 mean the fiscal years ended January 29, 2012 and January 30, 2011, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues	$98,708	$90,228	$301,260	$270,277
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	85,874	79,152	258,554	233,382
General and administrative expenses	4,941	4,784	15,515	15,509
Depreciation expense	2,208	1,818	6,233	5,619
Impairment charges and lease termination costs	135	399	680	1,482
Operating income	5,550	4,075	20,278	14,285
Interest income	30	42	131	164
Interest expense	(385)	(1,585)	(1,276)	(5,023)
Equity in income (losses) of equity method franchisees	(72)	190	(69)	371
Gain on sale of interest in equity method franchisee	-	-	6,198	-
Other non-operating income and (expense), net	89	85	261	247
Income before income taxes	5,212	2,807	25,523	10,044
Provision for income taxes	495	417	2,796	979
Net income	$4,717	$2,390	$22,727	$9,065

Earnings per common share:
Basic	$0.07	$0.03	$0.33	$0.13
Diluted	$0.07	$0.03	$0.32	$0.13

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 30,	January 30,
	2011	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,579	$21,970
Receivables	22,502	20,261
Receivables from equity method franchisees	680	586
Inventories	16,948	14,635
Other current assets	4,162	5,970
Total current assets	81,871	63,422
Property and equipment	73,393	71,163
Investments in equity method franchisees	-	1,663
Goodwill and other intangible assets	23,776	23,776
Other assets	9,668	9,902
Total assets	$188,708	$169,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,220	$2,513
Accounts payable	11,154	9,954
Accrued liabilities	29,647	28,379
Total current liabilities	43,021	40,846
Long-term debt, less current maturities	25,345	32,874
Other long-term obligations	17,912	19,778

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	374,327	370,808
Accumulated other comprehensive loss	(278)	(34)
Accumulated deficit	(271,619)	(294,346)
Total shareholders’ equity	102,430	76,428
Total liabilities and shareholders’ equity	$188,708	$169,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,727	$9,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,233	5,619
Deferred income taxes	159	(90)
Impairment charges	-	790
Accrued rent expense	389	(165)
Loss on disposal of property and equipment	348	473
Gain on sale of interest in equity method franchisee	(6,198)	-
Share-based compensation	3,437	3,197
Provision for doubtful accounts	(397)	(300)
Amortization of deferred financing costs	320	560
Equity in (income) losses of equity method franchisees	69	(371)
Other	490	(316)
Change in assets and liabilities:
Receivables	(1,794)	(3,036)
Inventories	(2,313)	(816)
Other current and non-current assets	(261)	(1,948)
Accounts payable and accrued liabilities	1,899	351
Other long-term obligations	(2,196)	(179)
Net cash provided by operating activities	22,912	12,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,222)	(5,457)
Proceeds from disposals of property and equipment	26	2,688
Proceeds from sale of interest in equity method franchisee	7,723	-
Escrow deposit recovery	1,600	-
Other investing activities	(52)	6
Net cash provided by (used for) investing activities	1,075	(2,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(8,437)	(8,114)
Deferred financing costs	(23)	-
Proceeds from exercise of stock options	1,036	-
Proceeds from exercise of warrants	-	5
Repurchase of common shares	(954)	(421)
Net cash used for financing activities	(8,378)	(8,530)
Net increase in cash and cash equivalents	15,609	1,541
Cash and cash equivalents at beginning of period	21,970	20,215
Cash and cash equivalents at end of period	$37,579	$21,756

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income:
Net income for the nine months ended
October 30, 2011				22,727	22,727
Foreign currency translation adjustment, net
of income taxes of $23			34		34
Unrealized loss on cash flow hedge, net
of income taxes of $181			(278)		(278)
Total comprehensive income					22,483
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	280	3,437			3,437
Repurchase of common shares	(121)	(954)			(954)
Balance at October 30, 2011	68,075	$374,327	$(278)	$(271,619)	$102,430

Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting standard
(Note 1)				1,345	1,345
Comprehensive income:
Net income for the nine months ended
October 31, 2010				9,065	9,065
Foreign currency translation adjustment, net
of income taxes of $30			46		46
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					9,203
Cancelation of restricted shares	(2)	-			-
Exercise of warrants	-	5			5
Share-based compensation	148	3,197			3,197
Repurchase of common shares	(45)	(421)			(421)
Balance at October 31, 2010	67,542	$369,018	$(42)	$(292,880)	$76,096

Total comprehensive income for the three months ended October 30, 2011 and October 31, 2010 was $4.7 million and $2.4 million, respectively.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Numerator: net income	$4,717	$2,390	$22,727	$9,065
Denominator:
Basic earnings per share - weighted average shares outstanding	69,384	68,407	69,013	68,232
Effect of dilutive securities:
Stock options and warrants	1,654	1,101	1,796	809
Restricted stock and restricted stock units	509	515	665	486
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,547	70,023	71,474	69,527

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 7.4 million and 7.3 million shares, as well as 340,000 and 353,000 unvested shares of restricted stock and unvested restricted stock units have been excluded from the computation of the number of shares used to compute diluted earnings per share for the three months ended October 30, 2011 and October 31, 2010, respectively, because their inclusion would be antidilutive.

     Stock options and warrants with respect to 7.4 million and 8.2 million shares, as well as 158,000 and 210,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the nine months ended October 30, 2011 and October 31, 2010, respectively, because their inclusion would be antidilutive.

     INCOME TAXES. The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

     Realization of deferred income taxes is dependent upon the Company’s generation of taxable income in future years. As of January 30, 2011, the Company had a valuation allowance against deferred tax assets of $159 million, representing the total amount of such assets in excess of the Company’s deferred income tax liabilities. The Company has maintained an allowance equal to 100% of such excess since fiscal 2005, principally because the substantial losses incurred by the Company indicated that it was more likely than not that the Company’s deferred tax assets would not be realized. The Company generated a cumulative profit over its three most recent fiscal years, although substantially all of that profit was earned in fiscal 2011, the most recently completed year.

     The assessment of the amount of the Company’s deferred tax assets that is more likely than not to be realized, and therefore the amount of the valuation allowance that is appropriate, is a matter that requires significant management judgment. This judgment is largely dependent upon management’s estimate of the amount of taxable income the Company will generate in future periods. The Company incurred significant losses in each of fiscal 2005 through 2009, and did not generate a significant profit until fiscal 2011. As previously disclosed, management believes that it is appropriate that, among other things, the Company achieve at least two full years of significant pretax earnings before concluding that future profitability is sustainable.

     As it does at each reporting period, the Company conducted an assessment of the recoverability of its deferred tax assets as of October 30, 2011, and was unable to conclude that recoverability of those assets was more likely than not. The Company will again conduct an assessment of the recoverability of its deferred tax assets in the fourth quarter of fiscal 2012, and will consider the Company’s operating results and other evidence relevant to the conclusion as to the likelihood of realization of the deferred tax assets. Such assessment could result in a conclusion that reversal of all, or a substantial portion, of the valuation allowance on deferred tax assets is appropriate. Any reversal will have no effect on the Company’s cash flows.

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

     In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

Note 2 — Receivables

     The components of receivables are as follows:

	October 30,	January 30,
	2011	2011
	(In thousands)
Receivables:
Off-premises customers	$11,089	$9,990
Unaffiliated franchisees	11,536	9,805
Other receivables	842	1,565
Current portion of notes receivable	172	235
	23,639	21,595
Less — allowance for doubtful accounts:
Off-premises customers	(322)	(326)
Unaffiliated franchisees	(815)	(1,008)
	(1,137)	(1,334)
	$22,502	$20,261

Receivables from Equity Method Franchisees (Note 8):
Trade	$680	$586

The changes in the allowance for doubtful accounts are summarized as follows:

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,334	$1,343
Provision for doubtful accounts	15	5
Chargeoffs	(219)	(177)
Recoveries	7	-
Transfers to allowances for notes receivable	-	(68)
Balance at end of period	$1,137	$1,103

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$739
Provision for doubtful accounts	-	(35)
Chargeoffs	-	(233)
Transfers to allowances for notes receivable	-	(471)
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees which are summarized in the following table. These balances are included in “Other assets” in the accompanying consolidated balance sheet.

	October 30,	January 30,
	2011	2011
	(In thousands)
Notes receivable:
Note receivable from Equity Method Franchisee (Note 8)	$-	$391
Notes receivable from franchisees	860	1,300
	860	1,691
Less — portion due within one year	(172)	(235)
Less — allowance for doubtful accounts	(68)	(538)
	$620	$918

The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$538	$129
Provision for doubtful accounts	(412)	(270)
Chargeoffs	(79)	(119)
Recoveries	21	180
Transfers from allowances for trade receivables	-	539
Balance at end of period	$68	$459

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million and $3.7 million at October 30, 2011 and January 30, 2011, respectively, representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of the October 30, 2011 amount. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of approximately $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 3 — Inventories

     The components of inventories are as follows:

	October 30,	January 30,
	2011	2011
	(In thousands)
Raw materials	$5,321	$5,265
Work in progress	89	54
Finished goods and purchased merchandise	11,465	9,212
Manufacturing supplies	73	104
	$16,948	$14,635

Note 4 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	October 30,	January 30,
	2011	2011
	(In thousands)
2011 Term Loan	$26,775	$35,000
Capital lease obligations	790	387
	27,565	35,387
Less: current maturities	(2,220)	(2,513)
	$25,345	$32,874

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

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of October 30, 2011, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Percentage was 2.25%. The Company also pays fees on outstanding letters of credit issued under the 2011 Revolver equal to the Applicable Percentage for LIBOR loans plus 0.125%. Such letters of credit totaled $10.2 million as of October 30, 2011.

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

     The 2011 Term Loan is payable in quarterly installments of approximately $470,000, as adjusted to give effect to principal prepayments, and a final installment equal to the remaining principal balance in January 2016. The 2011 Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow $200,000 with respect to each of nine properties ($1.8 million in the aggregate) with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company does not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan. During the nine months ended October 30, 2011, $1.6 million of the escrowed amount was returned to the Company; amounts remaining in escrow are included in “Other current assets” in the accompanying consolidated balance sheet.

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

     As of October 30, 2011, the Company’s leverage ratio was 0.9 to 1.0, and the fixed charge coverage ratio for the rolling four-quarter period then ended was 2.8 to 1.0. In accordance with the terms of the 2011 Secured Credit Facilities, interest and fees related to these facilities is reflected in the computation of the fixed charge coverage ratio by annualizing amounts incurred under those facilities subsequent to the closing date.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at October 30, 2011.

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

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $2.7 million at October 30, 2011, and are summarized in Note 8. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $1.9 million as of October 30, 2011, which is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at October 30, 2011, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     In addition, accrued liabilities at October 30, 2011, includes approximately $990,000 related to the Company’s assignment of operating leases on refranchised stores. The Company is contingently liable to pay the rents on these stores to the landlords in the event the assignees fail to perform under the leases they have assumed. During the second quarter of fiscal 2012, the Company recorded a provision of $820,000 for payments the Company expects to make under a lease guarantee related to a franchisee whose franchise rights the Company terminated during the second quarter. During the third quarter of fiscal 2012, the Company reversed a previously recorded lease guarantee accrual of $110,000 as a result of the Company receiving a release from the related guarantee. The aggregate gross guarantee exposure under all such lease guarantees, without reduction for any potential sublease rentals or any other mitigation, was approximately $4.2 million as of October 30, 2011.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $10.2 million at October 30, 2011, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

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

Note 6 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$-	$-	$899
Adjustments to previously recorded estimates	-	81	-	(109)
Total impairment of long-lived assets	-	81	-	790
Lease termination costs:
Provision for termination costs	135	318	680	1,336
Less — reversal of previously recorded accrued rent expense	-	-	-	(644)
Net provision	135	318	680	692
Total impairment charges and lease termination costs	$135	$399	$680	$1,482

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$1,152	$2,100	$1,995	$1,679
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	-	-	-	394
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous
estimates	119	266	611	795
Accretion of discount	16	52	69	147
Total provision	135	318	680	1,336
Payments on unexpired leases, including settlements with
lessors	(563)	(374)	(1,951)	(971)
Balance at end of period	$724	$2,044	$724	$2,044

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

     The following table presents the results of operations of the Company’s operating segments for the three and nine months ended October 30, 2011 and October 31, 2010. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
		(In thousands)
Revenues:
Company Stores	$67,606	$61,565	$203,073	$184,069
Domestic Franchise	2,327	2,040	7,045	6,314
International Franchise	5,374	4,389	16,362	13,158
KK Supply Chain:
Total revenues	50,277	45,001	154,501	135,798
Less – intersegment sales elimination	(26,876)	(22,767)	(79,721)	(69,062)
External KK Supply Chain revenues	23,401	22,234	74,780	66,736
Total revenues	$98,708	$90,228	$301,260	$270,277

Operating income (loss):
Company Stores	$(574)	$(1,449)	$551	$(3,214)
Domestic Franchise	1,114	499	2,477	2,694
International Franchise	3,313	3,018	10,893	9,004
KK Supply Chain	6,987	7,342	23,074	23,361
Total segment operating income	10,840	9,410	36,995	31,845
Unallocated general and administrative expenses	(5,155)	(4,936)	(16,037)	(16,078)
Impairment charges and lease termination costs	(135)	(399)	(680)	(1,482)
Consolidated operating income	$5,550	$4,075	$20,278	$14,285

Depreciation expense:
Company Stores	$1,756	$1,410	$4,982	$4,264
Domestic Franchise	55	56	165	166
International Franchise	-	2	4	5
KK Supply Chain	183	198	560	615
Corporate administration	214	152	522	569
Total depreciation expense	$2,208	$1,818	$6,233	$5,619

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 8 — Investments in Franchisees

     As of October 30, 2011, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	October 30, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$419	$-	$831
Kremeworks Canada, LP	24.5%	-	34	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	227	-	1,900
		900	680	-	$2,731
Less: reserves and allowances		(900)	-	-
		$-	$680	$-

	January 30, 2011
	Company	Investment
	Ownership	and		Notes	Loan
	Percentage	Advances	Receivables	Receivable	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$270	$-	$1,008
Kremeworks Canada, LP	24.5%	-	22	-	-
Krispy Kreme of South Florida, LLC	35.3%	-	190	-	2,161
Krispy Kreme Mexico, S. de R.L. de C.V.	30.0%	1,663	104	391	-
		2,563	586	391	$3,169
Less: reserves and allowances		(900)	-	(391)
		$1,663	$586	$-

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

     Current liabilities at October 30, 2011 and January 30, 2011 include accruals for potential payments under loan guarantees of approximately $1.9 million and $2.2 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender.

     There was no liability reflected in the financial statements for other guarantees of franchisee indebtedness because the Company did not believe it was probable that the Company would be required to perform under such other guarantees.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2012. The aggregate amount of such indebtedness was approximately $4.2 million at October 30, 2011.

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

     The aggregate cost of SBP awards charged to earnings for the three and nine months ended October 30, 2011 and October 31, 2010 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Costs charged to earnings related to:
Stock options	$375	$141	$1,145	$645
Restricted stock and restricted stock units	1,256	1,122	2,292	2,552
Total costs	$1,631	$1,263	$3,437	$3,197

Costs included in:
Direct operating expenses	$1,096	$722	$2,061	$1,510
General and administrative expenses	535	541	1,376	1,687
Total costs	$1,631	$1,263	$3,437	$3,197

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 30, 2011 and January 30, 2011.

	October 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,008	$-	$-
Interest rate derivative	-	143	-
Total assets	$1,008	$143	$-
Liabilities:
Agricultural commodity futures contracts	$88	$-	$-
Gasoline commodity futures contracts	48	-	-
Total liabilities	$136	$-	$-

	January 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$796	$-	$-
Agricultural commodity futures contracts	144	-	-
Total assets	$940	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the three and nine months ended October 30, 2011 and October 31, 2010.

Three Months Ended October 30, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
(In thousands)
Long-lived assets	$-	$-	$-	$-
Lease termination liabilities	$-	$-	$-	$-

Nine Months Ended October 30, 2011
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

   Long-Lived Assets

     During the nine months ended October 31, 2010, long-lived assets having an aggregate carrying value of $4.5 million were written down to their estimated fair values of $3.6 million, resulting in recorded impairment charges of $899,000. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on independent appraisals or, in the case of properties which the Company was negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

   Lease Termination Liabilities

     During the nine months ended October 31, 2010, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 6; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the nine months ended October 31, 2010, $644,000 of previously recorded accrued rent expense related to a store closure and a store relocation exceeded the $394,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of October 30, 2011 and January 30, 2011 were as follows:

	October 30, 2011		January 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$37,579	$37,579	$21,970	$21,970
Receivables	22,502	22,502	20,261	20,261
Interest rate derivatives	143	143	-	-
Receivables from Equity Method Franchisees	680	680	586	586
Agricultural commodity futures contracts	-	-	144	144

Liabilities:
Accounts payable	11,154	11,154	9,954	9,954
Agricultural commodity futures contracts	88	88	-	-
Gasoline commodity futures contracts	48	48	-	-
Long-term debt (including current maturities)	27,565	27,565	35,387	35,387

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At October 30, 2011, the Company had commodity derivatives with an aggregate contract volume of 365,000 bushels of wheat and 126,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of October 30, 2011 and January 30, 2011:

		Fair Value
		October 30,	January 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2011
		(In thousands)
Asset Derivatives
Agricultural commodity futures contracts	Other current assets	$-	$144

Liability Derivatives
Agricultural commodity futures contracts	Accrued liabilities	$88	$-
Gasoline commodity futures contracts	Accrued liabilities	48	-
		$136	$-

		Asset Derivatives
		Fair Value
		October 30,	January 30,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2011	2011
		(In thousands)
Interest rate derivative	Other assets	$143	$-

The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended October 30, 2011 and October 31, 2010, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	October 30,	October 31,	October 30,	October 31,
Instruments	Recognized in Income	2011	2010	2011	2010
		(In thousands)
Agricultural commodity futures
contracts	Direct operating expenses	$176	$(77)	$(422)	$164
Gasoline commodity futures
contracts	Direct operating expenses	(35)	5	(44)	135
Total		$141	$(72)	$(466)	$299

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash Flow	Location of Derivative Gain or (Loss)	October 30,	October 31,	October 30,	October 31,
Hedge	Recognized in OCI	2011	2010	2011	2010
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$(77)	$-	$(459)	$-
	Less - income tax effect	30	-	181	-
	Net change in amount recognized
	in OCI	$(47)	$-	$(278)	$-

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Income tax matters

     The Company recognizes deferred tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax return but which have not yet been recognized as an expense in the consolidated financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements. The Company establishes valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

     Realization of deferred income tax assets is dependent upon the Company’s generation of taxable income in future years. As of January 30, 2011, the Company had a valuation allowance against deferred tax assets of $159 million, representing the total amount of such assets in excess of the Company’s deferred tax liabilities. The Company has maintained an allowance equal to 100% of such excess since fiscal 2005, principally because the substantial losses incurred by the Company during this period indicated that it was more likely than not that the Company’s deferred tax assets would not be realized.

     The Company generated a cumulative profit over its three most recent fiscal years, although substantially all of that profit was earned in fiscal 2011, the most recently completed year. The Company is encouraged by the favorable trend in the Company’s financial results, including the $8.9 million pretax profit earned in fiscal 2011, and the continued improvement in earnings in fiscal 2012.

     The assessment of the amount of the Company’s deferred tax assets that is more likely than not to be realized, and therefore the amount of the valuation allowance that is appropriate, is a matter that requires significant management judgment. This judgment is largely dependent upon management’s estimate of the amount of taxable income the Company will generate in future periods.

     The Company’s financial results for the first three quarters of fiscal 2012 have continued to build upon the positive results of fiscal 2011. Notwithstanding this improvement, as previously disclosed, in light of the significant losses incurred in fiscal 2005 through fiscal 2009, the significant changes affecting the Company since fiscal 2005, and other factors affecting the business currently, management believes that it is appropriate that, among other things, the Company achieve at least two full fiscal years of significant pretax earnings before concluding that future profitability is sustainable. The fourth quarter of fiscal 2012 therefore remains an important data element for the Company in assessing the recoverability of its deferred tax assets. Accordingly, when the Company conducted an assessment of the recoverability of its deferred tax assets as of October 30, 2011, management remained unable to conclude that recoverability of those assets was more likely than not, notwithstanding the Company’s improved financial results in fiscal 2012.

     If the Company’s favorable operating results are sustained in the fourth quarter, and sufficient other evidence considered necessary to support recoverability of the deferred tax assets is present, then management could conclude that a reversal of some or all of the valuation allowance is appropriate. While the Company cannot presently predict whether a reversal will occur, or whether any reversal would equal the entire $159 million valuation allowance recorded as of January 30, 2011 or some lesser amount, management believes that any reversal is likely to be material to the Company’s results of operations. Any reversal will have no effect on the Company’s cash flows.

     While any reversal of a portion of the valuation allowance would have a positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes in such future periods. This negative effect on earnings in subsequent periods occurs because the reversal of the valuation allowance will reflect the recognition of previously generated, but not recognized, income tax benefits in the period in which the reversal is recorded. Absent the reversal of the valuation allowance, any such tax benefits would be recognized in the future periods in which their realization were to occur upon the generation of taxable income. Accordingly, subsequent to any reversal of the valuation allowance, the Company’s effective income tax rate, which currently bears little relationship to pretax income, is likely to more closely reflect the blended federal and state income tax rates in jurisdictions in which the Company operates. Notwithstanding any increase in the Company’s effective income tax rate as a result of a potential future reversal of some or all of the valuation allowance, the Company’s cash payments for income taxes will remain unchanged, and are likely to be insignificant for the foreseeable future because of the Company’s substantial net operating loss carryovers.

     The determination of income tax expense and the related balance sheet accounts, including valuation allowances for deferred income tax assets, requires management to make estimates and assumptions regarding future events, including future operating results and the outcome of tax-related contingencies. If future events are different from those anticipated, the amount of income tax assets and liabilities, including valuation allowances for deferred income tax assets, could be materially affected.

Results of Operations

     The following table sets forth operating metrics for the three and nine months ended October 30, 2011 and October 31, 2010.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Change in Same Store Sales (on-premises sales only):
Company stores	4.0%	5.0%	4.2%	4.6%
Domestic Franchise stores	7.9%	5.7%	6.2%	4.4%
International Franchise stores	(8.5)%	(8.6)%	(5.4)%	(9.2)%
International Franchise stores, in constant dollars(1)	(12.2)%	(12.3)%	(11.3)%	(14.8)%

Change in Same Store Customer Count - Company stores (retail
sales only)	(1.3)%	2.5%	(0.4)%	3.1%

Off-Premises Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,811	5,731	5,851	5,642
Convenience stores	4,675	5,152	4,889	5,114

Average weekly sales per door:
Grocers/mass merchants	$291	$251	$293	$259
Convenience stores	236	207	226	207

Systemwide Sales (in thousands):(2)
Company stores	$67,126	$61,146	$201,629	$182,936
Domestic Franchise stores	64,976	58,185	196,502	179,460
International Franchise stores	91,928	84,039	279,188	235,850
International Franchise stores, in constant dollars(3)	91,928	86,971	279,188	249,933

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — off-premises	$203.0	$176.6	$201.6	$173.1
Dual-channel stores:
On-premises	32.0	30.2	32.0	29.9
Off-premises	45.1	39.3	46.1	39.7
Total	77.1	69.5	78.1	69.6
On-premises only stores	32.0	31.4	32.0	31.7
All factory stores	69.3	64.6	69.7	64.4
Satellite stores	19.4	17.9	19.7	18.1
All stores	58.9	55.9	59.9	56.5

Domestic Franchise stores:
Factory stores	$42.8	$39.5	$43.8	$40.4
Satellite stores	16.8	11.6	16.8	12.4

International Franchise stores:
Factory stores	$41.3	$41.3	$44.0	$40.9
Satellite stores	10.5	9.0	10.5	8.9

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended October 31, 2010 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended October 30, 2011.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and nine months ended October 30, 2011 include only stores open at October 30, 2011 and metrics for the three and nine months ended October 31, 2010 include only stores open at October 31, 2010.

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

     The following table sets forth data about the number of systemwide stores as of October 30, 2011 and October 31, 2010.

	October 30,	October 31,
	2011	2010
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	6	6
Dual-channel stores	35	37
On-premises only stores	29	26
Satellite stores	19	16
Total Company stores	89	85

Domestic Franchise stores:
Factory stores	103	101
Satellite stores	38	42
Total Domestic Franchise stores	141	143

International Franchise stores:
Factory stores	112	106
Satellite stores	336	315
Total International Franchise stores	448	421

Total systemwide stores	678	649

     The following table sets forth data about the number of store operating weeks for the three and nine months ended October 30, 2011 and October 31, 2010.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	78	78	234	238
Dual-channel stores	455	481	1,365	1,443
On-premises only stores	377	338	1,131	1,014
Satellite stores	237	205	662	569

Domestic Franchise stores:(1)
Factory stores	1,331	1,326	3,921	3,978
Satellite stores	491	517	1,370	1,452

International Franchise stores:(1)
Factory stores	1,163	1,154	3,413	3,241
Satellite stores	4,159	4,009	11,978	11,476

(1)	Metrics for the three and nine months ended October 30, 2011 include only stores open at October 30, 2011 and metrics for the three and nine months ended October 31, 2010 include only stores open at October 31, 2010.

     The following table sets forth the types and locations of Company stores as of October 30, 2011.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	11	4	-	15
Ohio	6	-	-	6
South Carolina	2	3	-	5
Tennessee	8	3	-	11
Texas	3	-	-	3
Virginia	6	1	-	7
West Virginia	1	-	-	1
Total	70	18	1	89

     Changes in the number of Company stores during the three and nine months ended October 30, 2011 and October 31, 2010 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 30, 2011
July 31, 2011	70	17	1	88
Opened	-	1	-	1
Closed	-	-	-	-
Change in store type	-	-	-	-
October 30, 2011	70	18	1	89

Nine months ended October 30, 2011
January 30, 2011	69	15	1	85
Opened	-	4	-	4
Closed	-	-	-	-
Change in store type	1	(1)	-	-
October 30, 2011	70	18	1	89

Three months ended October 31, 2010
August 1, 2010	69	13	2	84
Opened	-	1	-	1
Change in store type	-	1	(1)	-
October 31, 2010	69	15	1	85

Nine months ended October 31, 2010
January 31, 2010	69	12	2	83
Opened	-	3	-	3
Closed	-	(1)	-	(1)
Change in store type	-	1	(1)	-
October 31, 2010	69	15	1	85

     The following table sets forth the types and locations of domestic franchise stores as of October 30, 2011.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	6	3	-	9
Arizona	1	-	-	1
Arkansas	2	-	-	2
California	13	-	4	17
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	11	6	1	18
Georgia	7	4	-	11
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	1	2	6
New Jersey	-	1	-	1
New Mexico	1	-	1	2
North Carolina	7	1	-	8
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	4	2	1	7
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	1	-	8
Utah	2	-	-	2
Washington	8	-	-	8
Wisconsin	1	-	-	1
Total	103	23	15	141

     Changes in the number of domestic franchise stores during the three and nine months ended October 30, 2011 and October 31, 2010 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 30, 2011
July 31, 2011	103	22	23	148
Opened	1	1	-	2
Closed	(1)	-	(8)	(9)
October 30, 2011	103	23	15	141

Nine months ended October 30, 2011
January 30, 2011	102	17	25	144
Opened	3	7	1	11
Closed	(2)	(1)	(11)	(14)
October 30, 2011	103	23	15	141

Three months ended October 31, 2010
August 1, 2010	102	15	23	140
Opened	-	-	3	3
Closed	-	-	-	-
Change in store type	(1)	1	-	-
October 31, 2010	101	16	26	143

Nine months ended October 31, 2010
January 31, 2010	104	14	23	141
Opened	-	1	4	5
Closed	(2)	-	(1)	(3)
Change in store type	(1)	1	-	-
October 31, 2010	101	16	26	143

     The types and locations of international franchise stores as of October 30, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	11	9	27
Bahrain	2009	1	-	2	4	7
Canada	2002	4	-	1	-	5
China	2010	1	-	-	-	1
Dominican Republic	2011	1	-	-	-	1
Indonesia	2007	3	-	3	6	12
Japan	2007	15	-	15	-	30
Kuwait	2007	3	-	21	2	26
Lebanon	2009	2	-	6	2	10
Malaysia	2010	2	1	1	1	5
Mexico	2004	5	1	28	33	67
Philippines	2007	5	4	15	2	26
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	3	1	6
Saudi Arabia	2008	8	-	64	13	85
South Korea	2005	32	1	18	-	51
Thailand	2011	2	1	-	-	3
Turkey	2010	1	-	10	2	13
United Arab Emirates	2008	2	-	18	1	21
United Kingdom	2004	12	4	22	9	47
Total		112	13	238	85	448

     Changes in the number of international franchise stores during the three and nine months ended October 30, 2011 and October 31, 2010 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended October 30, 2011
July 31, 2011	111	11	229	82	433
Opened	3	2	11	4	20
Closed	(2)	-	(2)	(1)	(5)
October 30, 2011	112	13	238	85	448

Nine months ended October 30, 2011
January 30, 2011	106	11	222	78	417
Opened	10	2	27	14	53
Closed	(4)	-	(11)	(7)	(22)
October 30, 2011	112	13	238	85	448

Three months ended October 31, 2010
August 1, 2010	103	14	214	78	409
Opened	6	-	8	2	16
Closed	(3)	(1)	-	-	(4)
October 31, 2010	106	13	222	80	421

Nine months ended October 31, 2010
January 31, 2010	95	14	180	69	358
Opened	17	-	46	12	75
Closed	(6)	(1)	(4)	(1)	(12)
October 31, 2010	106	13	222	80	421

Three months ended October 30, 2011 compared to three months ended October 31, 2010

   Overview

     Total revenues rose by 9.4% to $98.7 million for the three months ended October 30, 2011 compared to $90.2 million for the three months ended October 31, 2010.

     Consolidated operating income increased to $5.6 million in the three months ended October 30, 2011 from $4.1 million in the three months ended October 31, 2010. Consolidated net income was $4.7 million in the three months ended October 30, 2011 compared to $2.4 million in the three months ended October 31, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	October 30,	October 31,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$67,606	$61,565
Domestic Franchise	2,327	2,040
International Franchise	5,374	4,389
KK Supply Chain:
Total revenues	50,277	45,001
Less - intersegment sales elimination	(26,876)	(22,767)
External KK Supply Chain revenues	23,401	22,234
Total revenues	$98,708	$90,228

Segment revenues as a percentage of total revenues:
Company Stores	68.5%	68.2%
Domestic Franchise	2.4	2.3
International Franchise	5.4	4.9
KK Supply Chain (external sales)	23.7	24.6
	100.0%	100.0%

Operating income (loss):
Company Stores	$(574)	$(1,449)
Domestic Franchise	1,114	499
International Franchise	3,313	3,018
KK Supply Chain	6,987	7,342
Total segment operating income	10,840	9,410
Unallocated general and administrative expenses	(5,155)	(4,936)
Impairment charges and lease termination costs	(135)	(399)
Consolidated operating income	$5,550	$4,075

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$27,190	$24,886	40.2%	40.4%
Fundraising sales	4,157	4,058	6.1	6.6
Total on-premises sales	31,347	28,944	46.4	47.0
Off-premises sales:
Grocers/mass merchants	21,716	18,564	32.1	30.2
Convenience stores	13,793	13,334	20.4	21.7
Other off-premises	750	723	1.1	1.2
Total off-premises sales	36,259	32,621	53.6	53.0
Total revenues	67,606	61,565	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	26,360	22,694	39.0	36.9
Shop labor	12,436	12,278	18.4	19.9
Delivery labor	5,731	5,228	8.5	8.5
Employee benefits	4,717	4,409	7.0	7.2
Total cost of sales	49,244	44,609	72.8	72.5
Vehicle costs(1)	4,258	3,726	6.3	6.1
Occupancy(2)	2,237	2,165	3.3	3.5
Utilities expense	1,610	1,475	2.4	2.4
Depreciation expense	1,756	1,410	2.6	2.3
Other operating expenses	4,675	4,830	6.9	7.8
Total store level costs	63,780	58,215	94.3	94.6
Store operating income	3,826	3,350	5.7	5.4
Other segment operating costs (3)	3,275	3,674	4.8	6.0
Allocated corporate overhead	1,125	1,125	1.7	1.8
Segment operating loss	$(574)	$(1,449)	(0.8)%	(2.4)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the three months ended October 31, 2010	$28,944	$32,621	$61,565
Fiscal 2011 sales at closed stores	(94)	-	(94)
Increase in sales at mature stores (open stores only)	1,263	3,638	4,901
Increase in sales at stores opened in fiscal 2011	59	-	59
Sales at stores opened in fiscal 2012	1,175	-	1,175
Sales for the three months ended October 30, 2011	$31,347	$36,259	$67,606

     Sales at Company Stores increased 9.8% in the third quarter of fiscal 2012 from the third quarter of fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and fiscal 2012. Selling price increases in the on-premises and off-premises distribution channels accounted for approximately 7.2 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the off-premises channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	October 30,	October 31,
	2011	2010
On-premises:
Change in same store sales	4.0%	5.0%
Change in same store customer count (retail sales only)	(1.3)%	2.5%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	1.4%	2.0%
Change in average weekly sales per door	15.9%	4.1%
Convenience stores:
Change in average weekly number of doors	(9.3)%	(1.5)%
Change in average weekly sales per door	14.0%	(1.4)%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	October 30,	October 31,
	2011	2010
Change in same store sales:
Pricing	8.2%	3.4%
Guest check average (exclusive of the effects of pricing)	(2.4)	(1.3)
Customer count	(1.1)	2.1
Other	(0.7)	0.8
Total	4.0%	5.0%

     On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affected approximately 60% of on-premises sales, averaged approximately 14%. Additionally, during the third quarter, the Company raised its fundraising prices approximately 8%.

     The Company believes that the expected cannibalization effect of new stores in expansion markets adversely affected same store customer count in the third quarter of fiscal 2012. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 11.2% to $36.3 million in the third quarter of fiscal 2012 from $32.6 million in the third quarter of fiscal 2011. Approximately 6.4 percentage points of the sales increase reflects price increases implemented in the first quarter of fiscal 2012. The Company’s sales increase was greater than that of the doughnut industry as a whole, according to industry data. The Company started implementing price increases for some products offered in the off-premises channel mid-April 2011, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of off-premises sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased 17.0% to $21.7 million, with a 15.9% increase in average weekly sales per door and a 1.4% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal, and the addition of new relatively higher volume doors. Convenience store sales rose 3.4% to $13.8 million, reflecting a 14.0% increase in the average weekly sales per door partially offset by a 9.3% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel in the third quarter reflects, among other things, route management efforts to eliminate deliveries to relatively low volume doors. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that the increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

   Costs and expenses

     Cost of sales as a percentage of revenues increased by 0.3 percentage points from the third quarter of fiscal 2011 to 72.8% of revenues in the third quarter of fiscal 2012.

     Before considering the potential loss of unit volume as a result of on-premises and off-premises selling price increases, those increases more than offset higher costs of food, beverages and packaging in the third quarter of fiscal 2012. The effects of price increases on unit volumes are difficult to measure reliably. The combined effects of higher selling prices and increased input costs accounted for all of the increase in the cost of food, beverage and packing as a percentage of revenues for the third quarter of fiscal 2012 compared to the third quarter of last year. Exclusive of the effects of pricing and input costs, food, beverage and packaging costs as a percentage of revenues fell slightly. The Company currently estimates that input costs for the remainder of fiscal 2012 will decline slightly from the levels in the third quarter of this year.

     Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to remain relatively flat in fiscal 2013. Excluding sugar, the Company has fixed the prices of approximately half of its raw materials and ingredients through the second quarter of fiscal 2013. The Company had entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its contract prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for approximately half of its estimated sugar requirements for both fiscal 2014 and fiscal 2015.

     Shop labor as a percentage of revenues declined by 1.5 percentage points from the third quarter of fiscal 2011 to 18.4% of revenues in the third quarter of fiscal 2012, principally due to higher sales resulting from price increases.

     Vehicle costs as a percentage of revenues increased from 6.1% of revenues in the third quarter of fiscal 2011 to 6.3% of revenues in the third quarter of fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the third quarter of fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet.

     Other operating expenses as a percentage of revenues declined by 0.9 percentage points from the third quarter of fiscal 2011 to 6.9% of revenues in the third quarter of fiscal 2012 reflecting, among other things, lower store-level marketing expense.

     Other segment operating costs as a percentage of revenues declined by 1.2 percentage points from the third quarter of fiscal 2011 to 4.8% of revenues in the third quarter of fiscal 2012 reflecting, among other things, a decrease in spending on off-premises selling and support expenses.

   Domestic Franchise

	Three Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$2,144	$1,929
Development and franchise fees	75	-
Other	108	111
Total revenues	2,327	2,040

Operating expenses:
Segment operating expenses	1,058	1,385
Depreciation expense	55	56
Allocated corporate overhead	100	100
Total operating expenses	1,213	1,541
Segment operating income	$1,114	$499

     Domestic Franchise revenues increased 14.1% to $2.3 million in the third quarter of fiscal 2012 from $2.0 million in the third quarter of fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $58 million in the third quarter of fiscal 2011 to $65 million in the third quarter of fiscal 2012. Domestic Franchise same store sales rose 7.9% in the third quarter of fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The decrease in Domestic Franchise operating expenses in the third quarter of fiscal 2012 reflects the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the related guarantee. The decrease in operating expenses also reflects a decrease in legal fees of $340,000 in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. In the third quarter of fiscal 2011, the Company recorded legal costs related to the Company’s termination of the franchise agreements of one of its domestic franchisees.

     Domestic franchisees opened two stores and closed nine stores in the third quarter of fiscal 2012. Of the nine closures, seven were operated by a franchisee whose franchise rights the Company terminated in the second quarter of fiscal 2012. As of November 30, 2011, existing development and franchise agreements for territories in the United States provide for the development of approximately 35 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$4,990	$4,005
Development and franchise fees	384	384
Total revenues	5,374	4,389

Operating expenses:
Segment operating expenses	1,736	1,044
Depreciation expense	-	2
Allocated corporate overhead	325	325
Total operating expenses	2,061	1,371
Segment operating income	$3,313	$3,018

     International Franchise royalties increased 24.6%, driven by an increase in sales by international franchise stores from $84 million in the third quarter of fiscal 2011 to $92 million in the third quarter of fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $3.1 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, which positively affected international royalty revenues by approximately $190,000. The Company did not recognize as revenue approximately $700,000 of uncollected royalties which accrued during the third quarter of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the third quarter of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 12.2%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets fell 4.8% in the third quarter of fiscal 2012 and fell 18.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 51% of aggregate constant dollar same store sales for the third quarter of fiscal 2012. While the Company considers countries in which Krispy Kreme first opened in fiscal 2005 and earlier to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 232 of the 527 international stores opened since the beginning of fiscal 2006.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 as a result of personnel additions, including benefits and travel costs, and other cost increases resulting from the Company’s decision to devote additional resources to the development and support of international franchisees. In addition, International Franchise segment operating expenses in the third quarter of fiscal 2011 include a credit of approximately $130,000 in bad debt expense.

     International franchisees opened 20 stores and closed five stores in the third quarter of fiscal 2012. As of November 30, 2011, existing development and franchise agreements for territories outside the United States provide for the development of approximately 280 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$16,650	$15,699	33.1%	34.9%
Other ingredients, packaging and supplies	31,357	27,529	62.4	61.2
Equipment	1,660	1,597	3.3	3.5
Fuel surcharge	610	176	1.2	0.4
Total revenues before intersegment sales elimination	50,277	45,001	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	34,281	29,869	68.2	66.4
(Gain) loss on agricultural derivatives	(176)	77	(0.4)	0.2
Inbound freight	1,082	887	2.2	2.0
Total cost of sales	35,187	30,833	70.0	68.5
Distribution costs	4,100	3,415	8.2	7.6
Other segment operating costs	3,545	2,938	7.1	6.5
Depreciation expense	183	198	0.4	0.4
Allocated corporate overhead	275	275	0.5	0.6
Total operating costs	43,290	37,659	86.1	83.7
Segment operating income	$6,987	$7,342	13.9%	16.3%

     KK Supply Chain revenues before intersegment sales elimination increased $5.3 million, or 11.7%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increase reflects selling price increases for doughnut mix, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The unit volumes in most product categories fell in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     The increase in cost of goods produced and purchased as a percentage of sales in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening, sugar and other goods in order to mitigate increases in the cost of certain raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Distribution costs rose in the third quarter of fiscal 2012 compared to the third quarter of last year as a result of higher fuel costs, a portion of which was recovered through an increase in the fuel surcharge billed to customers. In addition, duplicate facility costs and other conversion expenses associated with the transition of product distribution for stores east of the Mississippi to an outsourced provider which began in June 2011, contributed to the increase.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs as a percentage of revenues increased by 0.6 percentage points from the third quarter of fiscal 2011 to 7.1% of revenues in the third quarter of fiscal 2012. The increase in other segment operating costs reflects, among other things, charges of approximately $330,000 recorded to the KK Supply Chain segment for the settlement of certain sales tax litigation and an increase in segment management costs.

     Franchisees opened 22 stores and closed 14 stores in the third quarter of fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

   General and Administrative Expenses

     General and administrative expenses remained relatively unchanged at $4.9 million, or 5.0% of total revenues in the third quarter of fiscal 2012 compared to $4.8 million, or 5.3% of total revenues in the third quarter of fiscal 2011. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $135,000 in the third quarter of fiscal 2012 compared to $399,000 in the third quarter of fiscal 2011. The components of these charges are set forth in the following table:

	Three Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$-
Adjustments to previously recorded estimates	-	81
Total impairment of long-lived assets	-	81
Lease termination costs	135	318
	$135	$399

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

     In the third quarter of fiscal 2012 and 2011, the Company recorded lease termination charges of $135,000 and $318,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$180	$1,071
Letter of credit and unused revolver fees	79	266
Amortization of deferred financing costs	102	248
Other	24	-
	$385	$1,585

     The decrease in interest accruing on outstanding term loan indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, as well as the reduction in the principal outstanding under the Company’s term loan.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $72,000 in the third quarter of fiscal 2012 compared to earnings of $190,000 in the third quarter of fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $260,000 for the three months ended October 31, 2010.

   Provision for Income Taxes

     The provision for income taxes was $495,000 in the third quarter of fiscal 2012 compared to $417,000 in the third quarter of fiscal 2011. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently, the majority of which represents foreign tax withholdings.

     See “— Income Tax Matters,” above, for additional information about the valuation allowance on deferred income tax assets and the effects on the Company’s future financial condition and results of operations of potential changes in the amount of such valuation allowance.

   Net Income

     The Company reported net income of $4.7 million for the three months ended October 30, 2011 and $2.4 million for the three months ended October 31, 2010.

Nine months ended October 30, 2011 compared to nine months ended October 31, 2010

   Overview

     Total revenues rose by 11.5% to $301.3 million for the nine months ended October 30, 2011 compared to $270.3 million for the nine months ended October 31, 2010.

     Consolidated operating income increased to $20.3 million in the nine months ended October 30, 2011 from $14.3 million in the nine months ended October 31, 2010. Consolidated net income was $22.7 million in the nine months ended October 30, 2011 compared to $9.1 million in the nine months ended October 31, 2010.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$203,073	$184,069
Domestic Franchise	7,045	6,314
International Franchise	16,362	13,158
KK Supply Chain:
Total revenues	154,501	135,798
Less - intersegment sales elimination	(79,721)	(69,062)
External KK Supply Chain revenues	74,780	66,736
Total revenues	$301,260	$270,277

Segment revenues as a percentage of total revenues:
Company Stores	67.4%	68.1%
Domestic Franchise	2.3	2.3
International Franchise	5.4	4.9
KK Supply Chain (external sales)	24.8	24.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$551	$(3,214)
Domestic Franchise	2,477	2,694
International Franchise	10,893	9,004
KK Supply Chain	23,074	23,361
Total segment operating income	36,995	31,845
Unallocated general and administrative expenses	(16,037)	(16,078)
Impairment charges and lease termination costs	(680)	(1,482)
Consolidated operating income	$20,278	$14,285

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$81,720	$74,315	40.2%	40.4%
Fundraising sales	11,431	11,412	5.6	6.2
Total on-premises sales	93,151	85,727	45.9	46.6
Off-premises sales:
Grocers/mass merchants	66,197	56,576	32.6	30.7
Convenience stores	41,472	39,730	20.4	21.6
Other off-premises	2,253	2,036	1.1	1.1
Total off-premises sales	109,922	98,342	54.1	53.4
Total revenues	203,073	184,069	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	78,335	68,113	38.6	37.0
Shop labor	37,521	36,753	18.5	20.0
Delivery labor	17,382	15,794	8.6	8.6
Employee benefits	13,890	13,326	6.8	7.2
Total cost of sales	147,128	133,986	72.5	72.8
Vehicle costs(1)	13,065	10,306	6.4	5.6
Occupancy(2)	6,822	6,956	3.4	3.8
Utilities expense	4,449	4,385	2.2	2.4
Depreciation expense	4,982	4,264	2.5	2.3
Other operating expenses	13,487	14,068	6.6	7.6
Total store level costs	189,933	173,965	93.5	94.5
Store operating income	13,140	10,104	6.5	5.5
Other segment operating costs (3)	9,214	9,943	4.5	5.4
Allocated corporate overhead	3,375	3,375	1.7	1.8
Segment operating income (loss)	$551	$(3,214)	0.3%	(1.7)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, off-premises selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the nine months ended October 31, 2010 to the nine months ended October 30, 2011 follows:

	On-Premises	Off-Premises	Total
	(In thousands)
Sales for the nine months ended October 31, 2010	$85,727	$98,342	$184,069
Fiscal 2011 sales at closed stores	(617)	-	(617)
Increase in sales at mature stores (open stores only)	3,980	11,580	15,560
Increase in sales at stores opened in fiscal 2011	1,596	-	1,596
Sales at stores opened in fiscal 2012	2,465	-	2,465
Sales for the nine months ended October 30, 2011	$93,151	$109,922	$203,073

     Sales at Company Stores increased 10.3% in the first nine months of fiscal 2012 from the first nine months of fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and 2012. Selling price increases in the on-premises and off-premises distribution channels accounted for approximately 6.5 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the off-premises channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Nine Months Ended
	October 30,	October 31,
	2011	2010
On-premises:
Change in same store sales	4.2%	4.6%
Change in same store customer count (retail sales only)	(0.4)%	3.1%
Off-premises:
Grocers/mass merchants:
Change in average weekly number of doors	3.7%	(0.9)%
Change in average weekly sales per door	13.1%	7.5%
Convenience stores:
Change in average weekly number of doors	(4.4)%	(4.8)%
Change in average weekly sales per door	9.2%	(1.4)%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Nine Months Ended
	October 30,	October 31,
	2011	2010
Change in same store sales:
Pricing	7.4%	3.6%
Guest check average (exclusive of the effects of pricing)	(2.5)	(2.2)
Customer count	(0.4)	2.7
Other	(0.3)	0.5
Total	4.2%	4.6%

     On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affected approximately 60% of on-premises sales, averaged approximately 14%. These price increases are not fully reflected in the same store sales metrics because they were in effect for only 34 of the 39 weeks in the first nine months of fiscal 2012. Additionally, during the third quarter, the Company raised its fundraising prices approximately 8%.

     The Company believes that the expected cannibalization effect of new stores in expansion markets adversely affected same store customer count in the first nine months of fiscal 2012.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Off-premises sales

     Off-premises sales increased 11.8% to $109.9 million in the first nine months of fiscal 2012 from $98.3 million in the first nine months of fiscal 2011. Approximately 5.8 percentage points of the sales increase reflects price increases, including not only increases implemented in the first quarter of fiscal 2012 but also price increases implemented in fiscal 2011. The Company’s sales increase was greater than that of the doughnut industry as a whole, according to industry data. The Company started implementing price increases for some products offered in the off-premises channel mid-April 2011, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of off-premises sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased 17.0% to $66.2 million, with an 13.1% increase in average weekly sales per door and a 3.7% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors. Convenience store sales increased 4.4% to $41.5 million, reflecting a 9.2% increase in the average weekly sales per door, partially offset by a 4.4% decline in the average number of doors served. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that the increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

   Costs and expenses

     Cost of sales as a percentage of revenues declined by 0.3 percentage points from the first nine months of fiscal 2011 to 72.5% of revenues in the first nine months of fiscal 2012.

     Before considering the potential loss of unit volume as a result of on-premises and off-premises selling price increases, those increases more than offset higher costs of food, beverages and packaging in the first nine months of fiscal 2012. The effects of price increases on unit volumes are difficult to measure reliably. The combined effects of higher selling prices and increased input costs accounted for all of the increase in the cost of food, beverage and packing as a percentage of revenues for the first nine months of fiscal 2012 compared to the first nine months of last year. Exclusive of the effects of pricing and input costs, food, beverage and packaging costs as a percent of revenues fell slightly. The Company currently estimates that input costs for the remainder of fiscal 2012 will decline slightly from the levels in the third quarter of this year.

     Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to remain relatively flat in fiscal 2013. Excluding sugar, the Company has fixed the prices of approximately half of its raw materials and ingredients through the second quarter of fiscal 2013. The Company had entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its contract prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for approximately half of its estimated sugar requirements for both fiscal 2014 and fiscal 2015.

     Shop labor as a percentage of revenues declined by 1.5 percentage points from the first nine months of fiscal 2011 to 18.5% of revenues in the first nine months of fiscal 2012, principally due to higher sales resulting from price increases.

     Vehicle costs as a percentage of revenues increased from 5.6% of revenues in the first nine months of fiscal 2011 to 6.4% of revenues in the first nine months of fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the first nine months of fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet.

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

     Other operating expenses as a percentage of revenues declined by 1.0 percentage point from the first nine months of fiscal 2011 to 6.6% of revenues in the first nine months of fiscal 2012 reflecting, among other things, lower store-level marketing expense.

     Other segment operating costs as a percentage of revenues declined by 0.9 percentage points from the first nine months of fiscal 2011 to 4.5% of revenues in the first nine months of fiscal 2012 reflecting, among other things, a decrease in spending on off-premises selling and support expenses.

   Domestic Franchise

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$6,466	$5,937
Development and franchise fees	255	20
Other	324	357
Total revenues	7,045	6,314

Operating expenses:
Segment operating expenses	4,103	3,154
Depreciation expense	165	166
Allocated corporate overhead	300	300
Total operating expenses	4,568	3,620
Segment operating income	$2,477	$2,694

     Domestic Franchise revenues increased 11.6% to $7.0 million in the first nine months of fiscal 2012 from $6.3 million in the first nine months of fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $179 million in the first nine months of fiscal 2011 to $197 million in the first nine months of fiscal 2012. Domestic Franchise same store sales rose 6.2% in the first nine months of fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase in Domestic Franchise operating expenses reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter, as well as an increase in franchisee support costs. The increase also includes an increase in bad debt expense as the result of a credit of $190,000 in the first nine months of fiscal 2011, resulting principally from a recovery of receivables previously written off. These increases were partially offset by the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the related guarantee during the third quarter of fiscal 2012. In addition, operating expenses reflect a decrease in legal fees of $390,000 in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. In fiscal 2011, the Company recorded legal costs related to the Company’s termination of the franchise agreements of one of its domestic franchisees.

     Domestic franchisees opened 11 stores and closed 14 stores in the first nine months of fiscal 2012. Of the 14 closures, 10 related to a franchisee whose franchise rights the Company terminated in the second quarter of fiscal 2012. As of November 30, 2011, existing development and franchise agreements for territories in the United States provide for the development of approximately 35 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Revenues:
Royalties	$15,407	$11,576
Development and franchise fees	955	1,582
Total revenues	16,362	13,158

Operating expenses:
Segment operating expenses	4,490	3,174
Depreciation expense	4	5
Allocated corporate overhead	975	975
Total operating expenses	5,469	4,154
Segment operating income	$10,893	$9,004

     International Franchise royalties increased 33.1% driven by an increase in sales by international franchise stores from $236 million in the first nine months of fiscal 2011 to $279 million in the first nine months of fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $15.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, which positively affected international royalty revenues by approximately $940,000. In the first nine months of fiscal 2012, the Company recognized $280,000 of royalty revenue from the Company’s Mexican franchisee discussed in the second succeeding paragraph below. The Company did not recognize as revenue approximately $1.7 million of uncollected royalties which accrued during the first nine months of fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in the first nine months of fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International development and franchise fees decreased $627,000 in the first nine months of fiscal 2012, primarily as a result of a decline in the number of store openings from 75 in the first nine months of fiscal 2011 to 53 in the first nine months of fiscal 2012. This reduction in fees was partially offset by the recognition of approximately $95,000 of franchise fees related to the Company’s Mexican franchisee described in the following paragraph.

     Royalties and franchise fees for the first nine months of fiscal 2012 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 11.3%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets fell 2.5% in the first nine of fiscal 2012 and fell 19.4% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 53% of aggregate constant dollar same store sales for the first nine months of fiscal 2012. While the Company considers countries in which Krispy Kreme first opened in fiscal 2005 and earlier to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 232 of the 527 international stores opened since the beginning of fiscal 2006.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 as a result of personnel additions, including benefits and travel costs, and other cost increases resulting from the Company’s decision to devote additional resources to the development and support of international franchisees. In addition, legal costs rose year-over-year as a result of increased trademark protection expenses, as well as the expense associated with certain litigation described in Note 5 to the consolidated financial statements appearing elsewhere herein. These increases were partially offset by a decrease in bad debt expense to a credit of $380,000 in the first nine months of fiscal 2012 compared to a credit of $200,000 in the first nine months of fiscal 2011. The credit recorded to the bad debt provision in the first nine months of fiscal 2012 related principally to the Mexican franchisee discussed above. A net credit in bad debt expense should not be expected to recur frequently.

     International franchisees opened 53 stores and closed 22 stores in the first nine months of fiscal 2012. As of November 30, 2011, existing development and franchise agreements for territories outside the United States provide for the development of approximately 280 additional stores in the remainder of fiscal 2012 and thereafter. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Doughnut mixes	$51,580	$46,906	33.4%	34.5%
Other ingredients, packaging and supplies	95,008	83,590	61.5	61.6
Equipment	6,087	4,738	3.9	3.5
Fuel surcharge	1,826	564	1.2	0.4
Total revenues before intersegment sales elimination	154,501	135,798	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	105,441	89,740	68.2	66.1
(Gain) loss on agricultural derivatives	422	(164)	0.3	(0.1)
Inbound freight	3,178	2,659	2.1	2.0
Total cost of sales	109,041	92,235	70.6	67.9
Distribution costs	11,489	10,389	7.4	7.7
Other segment operating costs	9,512	8,373	6.2	6.2
Depreciation expense	560	615	0.4	0.5
Allocated corporate overhead	825	825	0.5	0.6
Total operating costs	131,427	112,437	85.1	82.8
Segment operating income	$23,074	$23,361	14.9%	17.2%

     KK Supply Chain revenues before intersegment sales elimination increased $18.7 million, or 13.8%, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increase reflects selling price increases for doughnut mix, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The unit volumes in most product categories remained generally flat in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     The increase in cost of goods produced and purchased as a percentage of sales in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mix, shortening, sugar and other goods in order to mitigate increases in the cost of certain raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

     Franchisees opened 64 stores and closed 36 stores in the first nine months of fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

   General and Administrative Expenses

     General and administrative expenses were flat at $15.5 million, or 5.2% of total revenues in the first nine months of fiscal 2012 compared to 5.7% of total revenues in the first nine months of fiscal 2011. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $680,000 in the first nine months of fiscal 2012 compared to $1.5 million in the first nine months of fiscal 2011.

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Impairment of long-lived assets:
Current period charges	$-	$899
Adjustments to previously recorded estimates	-	(109)
Total impairment of long-lived assets	-	790
Lease termination costs	680	692
	$680	$1,482

     Impairment charges relate to the Company Stores segment. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the first nine months of fiscal 2011, a long-lived asset that had been previously written down to a carrying value of $1.0 million was sold for $1.2 million resulting in a gain of $190,000 that was recorded as a credit to impairment charges.

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

     In the first nine months of fiscal 2012, the Company recorded lease termination charges of $680,000 principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed. In the first nine months of fiscal 2011, the Company recorded lease termination charges of $692,000 reflecting a change in estimated sublease rentals on stores previously closed and charges related to a store closure and a store relocation, partially offset by the reversal of previously recorded accrued rent related to those stores.

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

   Interest Expense

     The components of interest expense are as follows:

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$624	$3,382
Letter of credit and unused revolver fees	282	866
Amortization of deferred financing costs	320	560
Amortization of unrealized losses on interest rate derivatives	-	152
Other	50	63
	$1,276	$5,023

     The decrease in interest accruing on outstanding term loan indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, as well as the reduction in the principal outstanding under the Company’s term loan. The interest rate derivative contracts which gave rise to the amortization of unrealized losses on interest rate derivatives in the first nine months of fiscal 2011 expired in April 2010.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $69,000 in the first nine months of fiscal 2012 compared to earnings of $371,000 in the first nine months of fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 and $540,000 for the nine months ended October 30, 2011 and October 31, 2010, respectively.

   Gain on Sale of Interest in Equity Method Franchisee

     In the first nine months of fiscal 2012, the Company recorded a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $2.8 million in the first nine months of fiscal 2012 compared to $979,000 in the first nine months of fiscal 2011. Each of these amounts includes, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be currently payable, the majority of which represents foreign tax withholdings. The current income tax provision for the first nine months of fiscal 2012 also includes a provision for payment of Mexican income taxes of approximately $1.5 million related to the Company’s sale of its 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     See “— Income Tax Matters,” above, for additional information about the valuation allowance on deferred income tax assets and the effects on the Company’s future financial condition and results of operations of potential changes in the amount of such valuation allowance.

   Net Income

     The Company reported net income of $22.7 million for the nine months ended October 30, 2011 and $9.1 million for the nine months ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2012 and fiscal 2011.

	Nine Months Ended
	October 30,	October 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$22,912	$12,834
Net cash provided by (used for) investing activities	1,075	(2,763)
Net cash used for financing activities	(8,378)	(8,530)
Net increase in cash and cash equivalents	$15,609	$1,541

Cash Flows from Operating Activities

     Net cash provided by operating activities was $22.9 million and $12.8 million in the first nine months of fiscal 2012 and fiscal 2011, respectively.

     Cash provided by operating activities in the first nine months of fiscal 2011 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance in the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Investing activities provided $1.1 million of cash flow in the first nine months of fiscal 2012 and used $2.8 million of cash in the first nine months of fiscal 2011.

     Cash used for capital expenditures increased to approximately $8.2 million in the first nine months of fiscal 2012 from $5.5 million in the first nine months of fiscal 2011. The Company currently expects capital expenditures to range from $4 million to $5 million in the fourth quarter of fiscal 2012. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

     In the first nine months of fiscal 2012, the Company received proceeds of approximately $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011, as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, the Company deposited into escrow $1.8 million related to properties with respect to which the Company has agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In the first nine months of fiscal 2012, $1.6 million was released from escrow. If the Company does not furnish the remaining documentation by January 31, 2012, then the amount remaining in escrow on that date will be used to make a prepayment of principal on the 2011 Term Loan.

Cash Flows from Financing Activities

     Net cash used by financing activities was $8.4 million in the first nine months of fiscal 2012, compared to $8.5 million in the first nine months of fiscal 2011.

     During the first nine months of fiscal 2012, the Company repaid approximately $8.4 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.7 million of scheduled principal amortization, $6.2 million of prepayments from the sale of the Company’s interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, and $520,000 of prepayments from the proceeds of the exercise of stock options. During the first nine months of 2011, the Company repaid $8.1 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $550,000 of scheduled principal amortization, $2.6 million of prepayments from the sale of assets related to a closed store and a discretionary prepayment of $5 million made on the 2011 Term Loan.

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

     In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2011 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of October 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 30, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended October 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. (REMOVED AND RESERVED).

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

     The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 55 and are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 2, 2011	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations for the three and nine months ended October 30, 2011 and October 31, 2010; (ii) the Consolidated Balance Sheet as of October 30, 2011 and January 30, 2011; (iii) the Consolidated Statement of Cash Flows for the nine months ended October 30, 2011 and October 31, 2010; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended October 30, 2011 and October 31, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as block text*

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