Form 10-K
period 2012-01-29
KRISPY KREME DOUGHNUTS INC
filed 2012-03-30
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2012

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 29, 2011 was $553.4 million.

     Number of shares of Common Stock, no par value, outstanding as of March 16, 2012: 68,097,098.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders to be held on June 12, 2012 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010 mean the fiscal years ended February 3, 2013, January 29, 2012, January 30, 2011 and January 31, 2010, respectively.

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

  our ability to implement our new domestic small shop operating model;

  political, economic, currency and other risks associated with our international operations;

  the price and availability of raw materials needed to produce doughnut mixes and other ingredients, and the price of motor fuel;

  our relationships with wholesale customers;

  our ability to protect our trademarks and trade secrets;

  changes in customer preferences and perceptions;

  risks associated with competition;

  risks related to the food service industry, including food safety and protection of personal information;

  compliance with government regulations relating to food products and franchising;

  increased costs or other effects of new government regulations relating to healthcare benefits; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. BUSINESS.

Company Overview

     Krispy Kreme is a leading branded retailer and wholesaler of high-quality doughnuts, complementary beverages and treats and packaged sweets. The Company’s principal business, which began in 1937, is owning and franchising Krispy Kreme stores, at which a wide variety of high-quality doughnuts, including the Company’s Original Glazed® doughnut, are sold and distributed together with complementary products, and where a broad array of coffees and other beverages are offered.

     The Company generates revenues from four business segments: Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The revenues and operating income of each of these segments for each of the three most recent fiscal years is set forth in Note 2 to the Company’s consolidated financial statements appearing elsewhere herein.

     Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These shops sell doughnuts and complementary products through the on-premises and wholesale channels and come in two formats: factory stores and satellite shops. Factory stores have a doughnut-making production line, and many of them sell products through both on-premises and wholesale channels to more fully utilize production capacity. Factory stores also include commissaries which serve only wholesale customers. Satellite shops, which serve only on-premises customers, are smaller than most factory stores, and include the hot shop and fresh shop formats. As of January 29, 2012, there were 92 Company shops in 19 states and the District of Columbia, including 72 factory and 20 satellite shops.

     Domestic Franchise. The Domestic Franchise segment consists of the Company’s domestic store franchise operations. Domestic franchise stores sell doughnuts and complementary products through the on-premises and wholesale channels in the same way and using the same store formats as do Company stores. As of January 29, 2012, there were 142 domestic franchise stores in 29 states, consisting of 102 factory and 40 satellite stores.

     International Franchise. The International Franchise segment consists of the Company’s international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel using shop formats similar to those used in the United States, and also using a kiosk format. A portion of sales by the franchisees in Canada, the United Kingdom and Australia are made to wholesale customers. As of January 29, 2012, there were 460 international franchise shops in 20 countries, consisting of 118 factory stores and 342 satellite shops.

     KK Supply Chain. The KK Supply Chain segment produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies, principally to Company-owned and domestic franchise stores.

     As of January 29, 2012, there were 234 Krispy Kreme stores operated domestically in 38 states and in the District of Columbia, and there were 460 shops in 20 other countries around the world. Of the 694 total stores, 292 were factory stores and 402 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	92	-	92
Franchise stores	142	460	602
Total	234	460	694

     The Company and its franchisees sell products through two channels:

  On-premises: Sales to customers visiting Company and franchise factory and satellite stores, including sales made through drive-thru windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. A substantial majority of the doughnuts sold in our shops are consumed elsewhere.

  Wholesale: Sales of fresh doughnuts and packaged sweets primarily on a branded basis to a variety of retail customers, including convenience stores, grocery stores/mass merchants and other food service and institutional accounts. These customers display and resell the doughnuts and other products from self-service display cases, and in packages merchandised on stand-alone display units. Products are delivered to customer locations by our fleet of delivery trucks operated by a commissioned employee sales force. Distribution through wholesale sales channels generally is limited to stores in the United States. As noted above, only a small minority of sales by international franchisees are made to wholesale customers.

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

     In the 1950s and 1960s, steps were taken to mechanize the doughnut-making process. Proofing, cooking, glazing, screen loading and cutting became entirely automatic. Most of these doughnut-making processes are still used by Krispy Kreme stores today, although they have been further modernized.

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

     The last decade of the 20th century and the early years of the 21st was a period of rapid growth in the number of stores and domestic geographic reach of Krispy Kreme, particularly following the April 2000 initial public offering. In many instances, the Company took minority ownership positions in new franchisees, both domestic and international. Enthusiasm for the brand generated very high average unit sales volumes as Krispy Kreme stores expanded into new geographic territories, and the Company generated significant earnings driven by the domestic store expansion. The initial success of a number of franchisees led the Company to reacquire several franchise markets in the United States in 2003 and early 2004, often at substantial premiums. By late 2003, average unit volumes began to fall as initial sales levels in many new stores proved to be unsustainable, which adversely affected earnings of both the Company and franchisees. This led to a period of retrenchment characterized by over 240 domestic store closings from 2004 through 2009. The Company’s revenues fell significantly during this period, principally as a result of store closings by the Company and by franchisees. The Company incurred significant losses, including almost $300 million in impairment charges and lease termination costs during this period related principally to store closings and to the writeoff of goodwill from the franchise acquisitions.

     While the domestic business was going through a period of retrenchment, the Company greatly increased its international development efforts. Those efforts, which are continuing, have resulted in the recruitment of new franchisees in 16 countries since the end of fiscal 2004, and those franchisees, together with existing franchisees in four other countries, have opened a cumulative net total of 439 Krispy Kreme stores during that time. As of January 29, 2012, of the 694 Krispy Kreme stores worldwide, 460 are operated by franchisees outside the United States. Many of those franchisees pioneered the development of small Krispy Kreme satellite shop formats which, in tandem with traditional factory stores or commissaries, as well as a new small factory store model, serve as the prototype for the small shop business model and hub and spoke distribution system the Company currently is developing to serve domestic markets and accelerate growth in the United States. In fiscal 2011, the number of domestic Krispy Kreme shops increased year-over-year for the first time since fiscal 2005, and the number of domestic shops increased again in fiscal 2012.

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

     We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, high unemployment, low consumer confidence, tightened credit and other factors have taken their toll on consumers and their ability to increase spending, resulting in fewer visits to restaurants and related dollar growth. As a result, QSR sales may continue to be adversely impacted by the current economic environment or by sharp increases in commodity or energy prices. The Company believes increased prices of agricultural products and energy are more likely to significantly affect its business than are economic conditions generally, because the Company believes its products are affordable indulgences that appeal to consumers in all economic environments.

     In both domestic and international markets, we compete against a broad array of national, regional and local retailers of doughnuts and treats, some of which have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie stores and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value.

     In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, foodservice and institutional accounts, and vending. Our wholesale competitors include makers of doughnuts and snacks sold through all of these wholesale channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, we compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Hostess, Little Debbie and Sara Lee, as well as regional brands.

     Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data are available. Industry data indicate that, during calendar 2011, doughnut industry sales rose approximately 2% year-over-year in grocery stores and rose approximately 6% in convenience stores.

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

Doughnut Theater®. Our factory stores typically showcase our Doughnut Theater®, which is designed to produce a multi-sensory customer experience and establish a brand identity. Our goal is to provide our customers with an entertainment experience and to reinforce our commitment to quality and freshness by allowing them to see the doughnuts being made.

Hot Krispy Kreme Original Glazed Now® sign. The Hot Krispy Kreme Original Glazed Now® sign, when illuminated, is a signal that our hot Original Glazed® doughnuts are being served. The Hot Krispy Kreme Original Glazed Now® sign is an impulse purchase generator and an integral contributor to our brand. In fiscal 2012, we introduced the Krispy Kreme Hot Light® app for smartphones and desktops that automatically notifies guests when the Hot Krispy Kreme Original Glazed Now® sign is illuminated at either their favorite or the nearest Krispy Kreme shop. The app also allows users to get directions to Krispy Kreme locations and find out important information regarding current promotions.

Our Original Glazed® doughnuts are made for several hours every morning and evening, and at other times during the day at our factory stores. We also operate hot shops, which are satellite locations supplied with unglazed doughnuts from a nearby factory store or commissary. Hot shops use tunnel ovens to heat unglazed doughnuts throughout the day, which are then finished using the same glaze waterfall process used at factory shops.

Sharing. Krispy Kreme doughnuts are a popular choice for sharing with friends, family, co-workers and fellow students. Consumer research shows that approximately 70% of purchases at our domestic shops are for sharing occasions; and in Company shops, approximately 55% of retail transactions are for sales of one or more dozen doughnuts. The strength of our brand in shared-use occasions transcends international borders. Sales of dozens comprise a significant portion of shop sales transactions around the world, and the sharing concept is an integral part of our global marketing approach.

Community relationships. Krispy Kreme was built upon 75 years of word-of-mouth marketing. We are committed to building relationships with our team members, guests and in our communities. Our shop operators support their local communities through fundraising programs and sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations. We refer to these activities as “local relationship marketing;” it is the core building block of Krispy Kreme marketing and directly connects our marketing efforts to our brand’s mission of “touching and enhancing lives through the joy that is Krispy Kreme.”

Strategic Initiatives

     We have developed a number of strategic initiatives designed to foster the Company’s growth and improve its profitability. The major initiatives to which we are devoting our efforts are discussed below.

   Developing and Testing Domestic Small Shop Formats To Drive Sales and Profitability

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops to which we supply doughnuts from a nearby factory store in a hub and spoke distribution model, and shops that manufacture doughnuts but which have a smaller footprint and have less production capacity than traditional factory stores. The objectives of the small retail shop model are, among other things:

  to stimulate an increase in on-premises sales of doughnuts and complementary products by increasing the number of retail distribution points to provide customers more convenient access to our products;

  to reduce the investment required to produce a given level of sales and reduce operating costs by operating factory stores that are smaller than our traditional factory shops, as well as satellite shops supplied by larger, more expensive traditional factory stores;

  to increase the number of markets which can support a factory store through the continuing development of smaller factory store models;

  to achieve greater production efficiencies in certain markets by centralizing doughnut production to minimize the burden of fixed costs; and

  to enable store team members to focus on achieving excellence in customer satisfaction and in-shop consumer experience.

     We intend to focus development of Company shops in the southeast in order to achieve economies of scale and minimize the geographic span of our Company store operations, and to develop the other domestic markets through franchising. We view successful development and demonstration of the small shop economic model, including both smaller footprint factory stores and satellite shops served through the hub and spoke model, as critical to attracting ongoing franchisee investment in the United States. Most of our international franchisees utilize hub and spoke models, and there currently are 342 satellite locations in operation in 17 foreign countries, which represent approximately 75% of all international franchise shops.

     Market research has guided our development in the southeast over the past three years, resulting in new shop construction in the Piedmont Triad and Raleigh, North Carolina; Columbia, South Carolina; Louisville, Kentucky; Nashville, Tennessee and Norfolk/Virginia Beach, Virginia. Our ongoing shop development will continue to focus on the southeast, including, in the near term, Charlotte, North Carolina; Nashville, Memphis and Knoxville, Tennessee; and Atlanta, Georgia.

     We chose these markets as our initial focus of small shop development because they are markets in which our brand has been particularly successful, and they have an existing base of Krispy Kreme factory shops from which to build. By choosing markets with these characteristics, we hope to develop small factory shops as well as satellite shops using the hub and spoke model. Moreover, successful development of small factory shop economic models, could allow us to locate shops in smaller population towns and areas than has traditionally been possible, which could significantly increase the potential number of Company and franchise stores nationwide. Our goal is to develop an inventory of shop designs of varying sizes and production capacities to enable us to develop markets of various sizes and population densities.

     We opened five new small shops in fiscal 2012, and expect to open between five and ten additional small shops in fiscal 2013.

   Enhancing Our Focus on Shop Operations

     Over the past three years, we have been working to improve our shop operating margins by improving our operating methods; creating and deploying management tools, including labor cost and food cost management tools; enhancing our hospitality, service and cleanliness standards; and continuously training our people on new methods and standards. We believe we have significant opportunities to continue to improve our shop operating methods and procedures. Our goal is to drive same store sales and operate our shops more efficiently through a focus on operating excellence and world class guest experience. We evaluate guest experiences using several tools, including regular mystery shops, external brand perception research and direct consumer response measurements. These allow us to track guest experiences compared to perceptions and expectations, identify competitive strengths, and track our progress on a shop-by-shop basis.

     Over half of our Company shops’ sales are sales to grocers, mass merchants, convenience stores and other wholesale customers. We believe we have less ability to recover higher costs of agricultural commodities in the wholesale channel than we do in the on-premises channel, and we have the additional cost pressures associated with generally rising fuel costs and substantial product returns stemming from the relatively short shelf-life of our signature yeast-raised doughnut. We believe the Krispy Kreme brand should be represented in wholesale distribution channels. Over time, we expect our wholesale product line to become increasingly differentiated from the products offered in our shops in order to improve the economics of this distribution channel. We are focusing immediate customer development efforts on retailers we believe will generate weekly sales per door significantly greater than our systemwide average. In addition, we are focusing on enhancing our product line to increase consumer value by offering a variety of products with longer shelf-lives, as well as modernizing our delivery fleet, rationalizing delivery routes, improving our packaging designs and enhancing customer service to improve the profitability of wholesale distribution.

   Driving Revenues By Enhancing Beverage Offerings and Deploying New Products

     Sales of doughnuts comprise approximately 88% of our retail sales. In addition to improving consumer convenience by expanding the number of shops and points of distribution in our markets, we plan to continue development and deployment of a brand-relevant range of menu offerings to give consumers more reasons to visit Krispy Kreme shops more often and to improve our sales. These include limited time offerings, leveraged doughnut varieties, enhanced beverage offerings and other products that are complementary to the Krispy Kreme brand and experience.

     Outside the U.S., we continue to work with our franchisees to broaden their menu offerings and offer exciting, new products within our existing platforms. New product innovation is a key part of our international marketing strategy. Our team strives to enhance our product offerings by introducing new beverages, doughnuts and complementary items that take advantage of global, regional and local taste trends. Our beverage offerings in most international markets include a broad range of hot and iced espresso drinks, teas, chocolate drinks, and our frozen Krispy Kreme Chillers® line – localized to meet important customer taste profiles. Our Krispy Kreme Baked Creations® line of baked goods, now available in the Philippines, Korea, Indonesia, Saudi Arabia and Turkey, complements our signature doughnuts and beverages and provides our customers with a range of products that meet additional day part needs. Importantly, we continue to focus on innovation within our core range of doughnuts and have recently introduced innovations internationally such as chocolate glaze and chocolate dough, whole wheat dough, minis, doughnut holes and new doughnut varieties leveraging co-promotional relationships with international chocolate brands, movies and branded toys.

   Investing for Growth in the Domestic Franchise System

     In fiscal 2013, we intend to complete our preparations to re-engage in marketing Krispy Kreme franchises domestically, including committing additional resources to domestic franchise recruitment. In fiscal 2013, we intend to add a Vice President of Franchise Development, a new role designed to lead our U.S. expansion efforts. This officer will focus on recruiting, selecting and developing new domestic franchisees.

   Building On Our Success Internationally

     Our international franchisees’ expansion in the past five years has been outstanding, with international stores growing from 123 to 460 and from 31% of our total store count to 66%. We have been devoting additional resources, principally people, to supporting the growth of our international franchisees, and we expect to devote even more resources to supporting international franchisees in fiscal 2013. Krispy Kreme is now represented in 20 countries outside the United States, and we believe the international growth potential in the coming years is substantial. It is our goal to increase the number of international shops to 900 by the end of fiscal 2017.

   Enhancing Franchisee Support

     We are committed to devoting additional resources and providing an even higher level of support to both our domestic and international franchisees. Staffing is expected to increase in both the Domestic and International Franchise segments, as well as in the Supply Chain, to support franchise operations. New and refined management tools have been developed, tested and deployed in both franchise segments, including operations and training manuals; individual training manuals for specific positions within our shops, such as retail, processing, production and shift management; brand standards manuals; food and labor cost management tools; loss prevention tools; and shop design manuals. Krispy Kreme University, our training operation, is available to franchisee assistant managers and general managers, and our International Franchise personnel also provide training to franchisees around the world.

   Continuing to Invest in Research and Development

     In recent years, we have devoted resources to research and development to improve our products and our doughnut production methods and equipment, and we expect to increase our commitment to research and development in coming years. Our objective is to improve the shelf life of our products, particularly our yeast-raised doughnuts, in order to improve the consumer experience with products purchased in the wholesale distribution channel. We also seek to reduce our returns of unsold products; to enhance automation of our doughnut production processes to achieve greater product consistency and reduce costs; and to reduce the size of our doughnut making equipment to enable construction of factory stores in smaller retail spaces to improve shop economics.

   Increasing Our Investments in Technology

     We are increasing our investments in technology to support our business. In fiscal 2012, we purchased new point-of-sale hardware for all our Company shops and established a new standard hardware configuration for Company and domestic franchisee locations. In fiscal 2013, we intend to deploy new front-of-house and back-of-house point-of-sale software to more effectively support our business through improved cash controls, enhanced sales visibility and centralized data management. In fiscal 2014, we plan on leveraging the new software to launch a system-wide loyalty program, improve inventory management and centralize national promotions for Company and domestic franchisee locations.

     In fiscal 2012, we began deployment of new handheld software and devices to support the commissioned sales force serving our wholesale customers. Prior to fiscal 2012, only about one-third of our wholesale routes utilized handheld technology. Among the improvements we expect to achieve, over time, from this new technology are the elimination of substantially all paper from the customer delivery documentation process, further reduction of paper invoicing, a reduction in the amount of time spent in customer aisles performing administrative delivery tasks, elimination of back of house keying and GPS functionality for route optimization and tracking.

     Over the next few years, we also plan substantial new investments in other technologies to support our business, including selection and implementation of a new enterprise resource planning system, design and deployment of new production planning and cost systems, and development of improved business intelligence systems to support decision-making throughout the organization.

Company Stores Business Segment

     Our Company Stores segment is comprised of the operations of our Company-owned stores. These stores sell doughnuts and complementary products through the on-premises and wholesale channels described above under “Company Overview.” Expenses for this business segment include cost of goods sold, store level operating expenses along with direct general and administrative expenses, certain marketing costs and allocated corporate costs.

   Products

     Doughnuts and Related Products. We currently make and sell a wide variety of high-quality doughnuts, including our signature Original Glazed® doughnut. Our shops typically offer at least 16 of our more than 20 standard doughnut varieties, as well as periodic limited time offerings. Most of our doughnuts, including our Original Glazed® doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. We have become known for seasonal doughnuts that come in a variety of non-traditional shapes, including hearts, pumpkins, footballs, eggs and snowmen, and which often feature complementary icings and fillings. We also offer other doughnut varieties on a limited time basis to provide interest to our guests and excitement to our team members. Generally, products for domestic stores are first tested in our Company stores and then rolled out to our franchise stores, although we have approved for testing at franchise locations new products which we believe are compatible with our brand image and which meet our demanding quality standards. Sales of doughnuts comprise approximately 88% of total retail sales, with the balance comprised principally of beverage sales.

     Many of the doughnut varieties we offer in our doughnut shops are also distributed through wholesale channels. In addition, we offer a number of products exclusively through wholesale channels, including honeybuns, fruit pies, mini-crullers and chocolate products, generally packaged as individually wrapped snacks or packaged in snack bags. We also have introduced products in non-traditional packaging for distribution through grocery stores, mass merchants and convenience stores. Sales of yeast-raised doughnuts comprise approximately 80% of total wholesale sales, with cake doughnuts and all other product offerings as a group each comprising approximately 10% of total wholesale sales.

     The cost of doughnut mixes, shortening, sugar and packaging are the four most significant component costs of our doughnut products, comprising approximately 16%, 4%, 8% and 10%, respectively, of Company Stores’ cost of sales, respectively, in fiscal 2012.

     Complementary products. We continue to develop and leverage complementary products to meet consumer needs for convenience, regional taste preference and variety. Beverages play a large role in providing convenience and satisfaction for our guests, including coffee, which has been part of the brand for many decades. We have a complete beverage program which includes drip coffees, both coffee-based and non-coffee-based frozen drinks, juices, sodas, milks, water, frozen/blended beverages and packaged and fountain beverages. We are continuing to develop beverages such as espresso, cappuccino and hot chocolate, and rolled out three new coffee blends in fiscal 2012. Many markets and shops will introduce new espresso beverages in fiscal 2013, and promotional activities will continue to include beverage and doughnut combos when appropriate.

   Traditional Factory Store Format

     Historically, the Krispy Kreme business has been centered around large facilities which operated both as quick service restaurants and as consumer packaged goods distributors, with doughnut-making production lines located in each shop which served both the on-premises and wholesale distribution channels. The operation of these traditional factory stores tends to be complex, and their relatively high initial cost and their location in retail-oriented real estate results in a relatively high level of fixed costs which, in turn, results in high breakeven points.

     Traditional factory stores generally are located in freestanding suburban locations generally ranging in size from approximately 2,400 to 8,000 square feet, and typically have the capacity to produce between 2,800 and 16,000 dozen doughnuts daily. The relatively larger factory stores often sell doughnuts and complementary products to both on-premises and wholesale customers, with the allocation between such channels dependent on the stores’ capacities and the characteristics of the markets in which the stores operate. Relatively smaller traditional factory stores, which typically have less production capacity, serve only on-premises customers. Our newest traditional factory store is located in Johnson City, Tennessee and serves on-premises customers only. The store is approximately 3,000 square feet in size and was constructed in fiscal 2012. Its aggregate cost was approximately $1.6 million, including the land, core building, building upfit, equipment, furniture, fixtures and signage. The Company acquired the land and building by means of a long-term lease with a real estate investor, which constructed the building to the Company’s specifications.

     When the production line is producing our Original Glazed® doughnut, we illuminate our Hot Krispy Kreme Original Glazed Now® sign, which is a signal that our hot Original Glazed® doughnuts are being served. Our high volume dayparts are mornings and early evenings. The breakdown of our sales by daypart is approximately as follows (hours between 11:00 p.m. and 6:00 a.m. have been omitted because very few of our shops are open to the public during these hours):

Hours	Percentage of Retail Sales
6 a.m. – 11 a.m.	33%
11 a.m. – 2 p.m.	13%
2 p.m. – 6 p.m.	22%
6 p.m. – 11 p.m.	28%

     The factory store category also includes seven commissaries, five of which have multiple production lines. Each line has the capacity to produce between 4,000 dozen and 16,000 dozen doughnuts daily. The commissaries typically serve wholesale customers exclusively, although some commissaries produce certain products (typically longer shelf-life products such as honeybuns) that are shipped to other factory stores where they are distributed to wholesale customers together with products manufactured at the receiving shop.

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

   Small Shop Formats

     In recent years, we have been developing several new small domestic shop formats to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores that are more convenient to our customers, reducing the initial shop investment, reducing our per store fixed costs and lowering breakeven points, and leveraging the production capacity in the existing installed base of traditional factory stores. Our international franchisees pioneered the development of the small shop formats, which include small factory stores that operate independently, as well as satellite stores, which are located in proximity to existing traditional factory stores which supply finished and unglazed doughnuts to the satellites using a hub and spoke distribution system. Most of our international franchisee use a hub and spoke distribution model; approximately 75% of Krispy Kreme shops outside the United States are satellite shops, with the fresh shop being the predominant format.

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

     Small Factory Stores. We have developed a domestic small retail-only factory store which occupies approximately 2,400 square feet and which contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. We operate two of these small factory stores, and view this format as a viable alternative with which to deliver the Krispy Kreme Doughnut Theater® experience to consumers in relatively smaller geographic markets. Our small factory stores have the capacity to produce between 65 and 110 dozen doughnuts per hour, depending on the equipment configuration. The capital cost of the small factory store we opened in fiscal 2010 was approximately $850,000, including equipment, furniture and fixtures, signage and building upfit. We are continuing to refine the small factory model to reduce the initial capital cost of this format.

     Outside the United States, small factory stores are more numerous than larger traditional factory stores. Because many international factory stores are located in urban areas where lease rates are relatively high, these shops tend to be smaller than domestic factory stores. In addition, because international factory shops generally serve only on-premises customers, the space required to support wholesale distribution is not required.

     Satellite Stores. In addition, we have developed and are testing domestic satellite stores. These shops serve only on-premises customers, are smaller than traditional factory stores, and do not contain a doughnut making production line. Satellite stores consist of the hot shop and fresh shop formats, and typically range in size from approximately 1,800 to 2,400 square feet (exclusive of larger factory stores that have been converted to satellites). In each of these formats, the Company sells doughnuts, beverages and complementary products, with the doughnuts supplied by a nearby traditional factory store or a commissary.

     Hot shops utilize tunnel oven doughnut heating and finishing equipment to offer customers our hot Original Glazed® doughnuts throughout the day. This equipment heats unglazed doughnuts and finishes them using a warm glaze waterfall that is the same as that used in a traditional factory store. Hot shops signal customers that our signature product is available using the Hot Krispy Kreme Original Glazed Now® illuminated sign. Products other than our Original Glazed® doughnut generally are delivered at least twice daily to the hot shop already finished, although in some locations we perform some finishing functions at the hot shop, including application of icings and fillings, to provide consumers with elements of our Doughnut Theater® experience in hot shop locations.

     Fresh shops are similar to hot shops, but do not contain doughnut heating and finishing equipment. Doughnuts sold at fresh shops often are delivered fully finished from the factory hub, but in some locations fresh shops decorate and finish doughnuts in the shop in order to provide an element of consumer interest and to emphasize the freshness of our products. The fresh shop format is the predominant satellite format used by our international franchisees, comprising approximately 66% of all international satellite shops.

     Hot shops and fresh shops typically are located in shopping centers, and end cap spaces that can accommodate drive-thru windows are particularly desirable. We also intend to build and test hot shops in a freestanding format on outparcels of shopping centers and other retail centers, as well as additional shops in pedestrian-rich environments including urban settings and college and university campuses. We view the hot shop and fresh shop formats as ways to achieve market penetration and greater consumer convenience in a variety of market sizes and settings. Our international franchisees led the initial development of the satellite shop formats, and we have been working to adapt their work to the domestic market.

     We opened five new Company-operated small retail shops in fiscal 2012 and three new Company-operated shops in fiscal 2011, all of which were hot shops. We plan to open five to ten small retail shops in fiscal 2013, consisting principally of small factory stores, all in the Southeastern United States. While we may open new fresh shops in the future, because we believe the hot doughnut experience is particularly important to consumers in the Southeast, we expect all the Company owned shops opening in fiscal 2013 will offer our hot Original Glazed® doughnuts. The average capital cost of the hot shops we opened in the past three fiscal years was approximately $450,000, including equipment, furniture, fixtures, signage and building upfit. We are continuing to refine these shop models in order to reduce their initial capital cost.

     The ability to accommodate a drive-thru window is an important characteristic in most new shop locations, including both factory stores and satellite shops. Of our 85 shops which serve on-premises customers, 79 have drive-thrus, and drive-thru sales comprise approximately 46% of these shops’ retail sales. At some of the shops which produce doughnuts 24 hours per day, we are experimenting with continuous drive-thru operation.

     The following table sets forth the type and locations of Company stores as of January 29, 2012.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	12	4	-	16
Ohio	6	-	-	6
South Carolina	2	3	-	5
Tennessee	9	3	-	12
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	72	19	1	92

     Changes in the number of Company stores during the past three fiscal years are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
February 1, 2009	83	10	-	93
Opened	1	3	2	6
Closed	(10)	(2)	-	(12)
Refranchised	(4)	-	-	(4)
Change in store type	(1)	1	-	-
January 31, 2010	69	12	2	83
Opened	-	3	1	4
Closed	-	(1)	(1)	(2)
Change in store type	-	1	(1)	-
January 30, 2011	69	15	1	85
Opened	2	5	-	7
Closed	-	-	-	-
Change in store type	1	(1)	-	-
January 29, 2012	72	19	1	92

   Wholesale Distribution

     Sales to wholesale customers accounted for over half of fiscal 2012 revenues in the Company Stores segment. Of the 92 stores operated by the Company as of January 29, 2012, 42 serve the wholesale distribution channel, including seven commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from six to 15 doughnuts. In addition, we offer in the wholesale distribution channel a number of doughnuts and complementary products that we do not offer in our shops, including honeybuns, mini-crullers, fruit pies and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases that also contain branded packaging for loose doughnut sales.

     The wholesale distribution channel is composed of two principal customer groups: grocers/mass merchants and convenience stores. Substantially all sales to grocers and mass merchants consist of packaged products, while a significant majority of sales to convenience stores consists of loose doughnuts sold through the ISB program.

     We deliver doughnuts to wholesale customers using a fleet of delivery trucks operated by a commissioned employee sales force. We typically deliver products to packaged doughnut customers three times per week, on either a Monday/Wednesday/Friday or Tuesday/Thursday/Saturday schedule. ISB customers generally are serviced daily, six times per week. In addition to delivering product, our salespeople are responsible for merchandising our products in the displays and picking up unsold products for return to the Company shop. Our principal products are yeast-raised doughnuts having a short shelf-life, which results in unsold product costs in the wholesale distribution channel, most of which are absorbed by the Company.

     The wholesale channel is highly competitive, and the Company has not increased selling prices in recent years sufficiently to recover increased costs, particularly higher costs resulting from rising agricultural commodity costs and higher fuel costs. In addition, a number of customers, mainly convenience store chains, have converted from branded doughnut offerings to vertically-integrated private label systems.

     In response to these wholesale trends, the Company has reemphasized marketing of new and existing longer shelf-life products, including products made by third parties, and has developed order management systems to more closely match display quantities and assortments with consumer demand and reduce the amount of unsold product. The goals of these efforts are to increase the average weekly sales derived from each wholesale distribution point and minimize spoilage. In addition, where possible, the Company has eliminated relatively lower sales volume distribution points and consolidated wholesale routes in order to reduce delivery costs and increase the average revenue per distribution point and the average revenue per mile driven.

   Shop Operations

     General store operations. We outline standard specifications and designs for each Krispy Kreme shop format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training, marketing and advertising. We revised and improved these shop operating manuals and deployed them at Company and domestic franchise stores in fiscal 2011.

     Our shops generally operate seven days a week, excluding some major holidays. Traditionally, our domestic sales have been slower during the winter holiday season and the summer months.

     Quality standards and customer service. We encourage our team members to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a Company shop manager’s and assistant manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, “mystery shoppers” and a toll-free consumer telephone number. In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our on-premises customers.

     Management and staffing. Responsibility for our Company Stores segment is jointly vested in two senior vice presidents who report to our chief operating officer. Our Senior Vice President of U.S. Franchise and Company Store Operations focuses on operations at retail-only shops and on both the doughnut production and QSR elements of our stores that serve both on-premises and wholesale customers. Company Stores Operations operates through regional vice presidents, market managers and shop management. Our Senior Vice President of Wholesale Operations is responsible for wholesale distribution at all retail locations serving wholesale customers, and for operation of our seven commissaries. The Wholesale Operations management structure consists principally of a vice president of commissary operations who supervises the operations of our seven commissaries through managers at these locations, and a sales organization consisting of national and regional wholesale sales managers who deal with larger customers and in-store sales personnel responsible for managing sales and deliveries to individual customer locations. We communicate frequently with all store managers and wholesale sales managers and their staffs using shop audits, weekly communications by telephone or e-mail and both scheduled and surprise shop visits.

     We offer a comprehensive manager training program covering the critical skills required to operate a Krispy Kreme store and a training program for all positions in the shop. The manager training program includes classroom instruction, computer-based training modules and in-shop training.

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

     In fiscal 2011, we began enhancing our shops’ timekeeping systems by deploying and beginning implementation of new labor scheduling technology to help our shop managers better match staffing levels with consumer traffic. We continued implementation of and training on this technology in fiscal 2012.

     We currently operate Company stores in 19 states and the District of Columbia. Over time, we plan to refranchise all of our stores in markets outside our traditional base in the southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Of the 92 stores operated by the Company as of January 29, 2012, approximately 22 stores having fiscal 2012 sales of approximately $56 million are candidates for refranchising at the appropriate time.

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

     The store formats used by domestic franchisees are very similar to those used by the Company. All domestic franchisees sell products to on-premises customers, and most, but not all, also sell products to wholesale customers. Sales to wholesale customers generally constitute a smaller percentage of a domestic franchisee’s total sales than do the Company’s sales to wholesale customers. The Company’s relatively higher percentage of wholesale sales reflects, among other things, the fact that the Company’s KK Supply Chain segment earns a profit on sales of doughnut mixes, other ingredients and supplies that are used by the Company Stores segment to produce products for wholesale customers, which gives the Company a cost advantage not enjoyed by franchisees in serving this relatively lower profit margin distribution channel. Sales to wholesale customers comprised approximately 26% of domestic franchisees’ total sales in fiscal 2012.

     Domestic franchise stores include stores that we historically have referred to as associate stores and area developer stores, as well as franchisee stores that have opened since the beginning of calendar 2008. The rights of our franchisees to build new stores and to use the Krispy Kreme trademarks and related marks vary by franchisee type and are discussed below.

  Associates. Associate franchisees are located principally in the Southeast, and their stores have attributes that are similar to Company stores located in the Southeast. Associates typically have many years of experience operating Krispy Kreme stores and selling Krispy Kreme branded products both at retail and wholesale in defined territories. This group of franchisees generally concentrates on growing sales within the current base of stores rather than developing new stores. Under their associate license agreements, associates generally have the exclusive right to open new stores in their geographic territories, but they are not obligated to develop additional stores. We cannot grant new franchises within an associate’s territory during the term of the license agreement. Further, we generally cannot sell within an associate’s territory any Krispy Kreme branded products, because we have granted those exclusive rights to the franchisee for the term of the license agreement.

  Associates typically have license agreements that expire in 2020. Associates generally pay royalties of 3.0% of on-premises sales and 1.0% of all other sales. Some associates also contribute 1.0% of all sales to the Company-administered public relations and advertising fund, which we refer to as the Brand Fund. Our Associate license agreements generally permit the franchisee to open Krispy Kreme shops within their geographic territories without the payment of any development fee or initial franchise fee.

  Area developers. In the mid-1990s, we franchised territories in the United States, usually defined by metropolitan statistical areas, pursuant to area development agreements. These development agreements established the number of stores to be developed in an area, and the related franchise agreements governed the operation of each store. Most of the area development agreements have expired, been terminated or renewed with territorial and store-count (build out) modifications. Under their franchise agreements, area developers generally have the exclusive right to sell Krispy Kreme branded products within a one-mile radius of their stores and in wholesale accounts that they have serviced in the last 12 months.

  The franchise agreements for area developers have a 15-year term that may be renewed by the Company. These franchise agreements provide for royalties of 4.5% of sales and contributions to the Brand Fund of 1.0% of sales. For fiscal 2010, the Company elected to reduce the royalty rate on wholesale sales to 2.5%, and for fiscal 2011, the Company elected to reduce the royalty rate on wholesale sales to 1.75%. The Company further reduced the royalty rate payable on wholesale sales by area developers to 1.5% for fiscal 2012 and fiscal 2013.

  Recent domestic development agreements generally provide for the payment of one-time initial development and franchise fees ranging from $25,000 to $50,000 per store.

  As of January 29, 2012, we had an equity interest in two of the domestic area developers. Where we are an equity investor in an area developer, we contribute equity or guarantee debt of the franchisee generally proportionate to our ownership interest. See Note 8 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. We do not currently expect to own any equity interests in any future franchisees.

  Recent franchisees. In fiscal 2009 through fiscal 2012, the Company signed several new franchise agreements. These agreements included renewal agreements resulting from contract expirations, agreements for new stores with franchisees operating stores at the end of fiscal 2008 and agreements with new franchisees who acquired existing Krispy Kreme franchise and Company shops. In addition, several agreements arose from the conveyance of Company markets to franchisees. Some of the recent franchisees have signed development agreements, which require the franchisee to build a specified number of stores in an exclusive geography within a specified time period, usually five years or less. The franchise agreements with this group of franchisees have a 15-year term, are renewable provided the franchisee meets specified criteria, and generally do not contemplate wholesale business. Additionally, these franchise agreements generally allow the Company to sell Krispy Kreme branded products in close geographic proximity to the franchisees’ stores. These franchise agreements and development agreements are used for all new franchisees and, in general, for the renewal of older franchise agreements and associate license agreements. We are charging recent franchisees the same royalty and Brand Fund rates as those charged to area developer franchisees.

     As of January 29, 2012, domestic franchisees operated 142 stores. During fiscal 2012, domestic franchisees opened 14 stores and closed 16 stores. The following table sets forth the type and locations of domestic franchise stores as of January 29, 2012.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	-	-	1
Arkansas	2	-	-	2
California	13	-	4	17
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	6	1	19
Georgia	7	4	-	11
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	1	2	6
New Jersey	-	1	-	1
New Mexico	1	-	1	2
North Carolina	7	1	-	8
Oklahoma	3	-	1	4
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	7	-	-	7
Wisconsin	1	-	-	1
Total	102	25	15	142

     The Company has equity interests in two domestic franchisees operating stores in Washington, Oregon, Hawaii and South Florida, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its domestic franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments, by state, as of January 29, 2012:

		Development
	Future	Agreement
	Store	Expiration
State	Commitments	(Calendar Year)
Arizona	4	2014
California	5	2014
Metro Philadelphia	17	2017
New Mexico	3	2012
North Carolina	3	2015
South Carolina	2	2014
Total at January 29, 2012	34

     Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
February 1, 2009	104	13	15	132
Opened	3	-	9	12
Closed	(4)	-	(3)	(7)
Refranchised	4	-	-	4
Change in store type	(3)	1	2	-
January 31, 2010	104	14	23	141
Opened	2	1	4	7
Closed	(3)	-	(1)	(4)
Change in store type	(1)	2	(1)	-
January 30, 2011	102	17	25	144
Opened	4	9	1	14
Closed	(4)	(1)	(11)	(16)
January 29, 2012	102	25	15	142

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

International Franchise Business Segment

     The International Franchise segment consists of the Company’s international store franchise operations. The franchise agreements with international area developers typically provide for the payment of royalties of 6.0% of all sales, contributions to the Brand Fund of 0.25% of sales and one-time development and franchise fees generally ranging from $20,000 to $50,000 per store. Direct operating expenses for this business segment include costs incurred to recruit new international franchisees, to assist with international store openings, to assist in the development of operational tools and store designs, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs.

     The operations of international franchise stores are similar to those of domestic stores, except that substantially all of the sales of international franchise stores are made to on-premises customers. International franchisees pioneered the hub and spoke business model, in which centralized factory stores or commissaries provide fresh doughnuts to satellite locations. Internationally, the fresh shop satellite format predominates, and shops typically are located in pedestrian-rich environments, including transportation hubs and shopping malls. Some of our international franchisees have developed small kiosk formats, which also are typically located in transportation hubs and shopping malls. The satellite shops operated by international franchisees tend to be smaller than domestic satellite shops, and the international satellite shops have lower average unit volumes than do domestic satellite shops.

     Our International Franchisees have renewable development agreements regarding the build-out of Krispy Kreme stores in their territories. Territories are typically country or region-wide, but for large countries, the development territory may encompass only a portion of a country. The international franchise agreements have a renewable 15-year term. These agreements generally do not contemplate distribution through wholesale channels, although our franchisees in Canada, Australia and the United Kingdom make such sales. Under these agreements, the Company retains the right to use the trademarks at locations other than the franchise stores.

     Product offerings at shops outside the United States include our signature Original Glazed® doughnut, a core set of doughnut varieties offered in our domestic shops and a complementary set of localized doughnut varieties tailored to meet the unique taste preferences and dietary norms in the market. Often, our glazes, icings and filling flavors are tailored to meet local palette preferences. We work closely with our franchisees outside the United States to conduct marketing research to understand local tastes and usage occasions, which drives development of new products and marketing approaches.

     Internationally, we believe that complementary products such as baked goods, ice cream and other treat products could play an increasingly important role for our franchisees as they penetrate their markets and further establish the Krispy Kreme brand. These items offer franchisees the opportunity to fill and/or strengthen day part offerings to meet a broader set of customer needs. Krispy Kreme Baked Creations®, a baked platform for international markets designed to meet needs across a broad set of markets, was launched in fiscal 2010 in the Philippines. Today, our Krispy Kreme Baked Creations® products are available in the Philippines, Korea, Indonesia, Saudi Arabia and Turkey.

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

     Markets outside the United States have been a significant source of growth, all of which we plan to develop by franchising. In the past three years, we have focused our international development efforts primarily on opportunities in markets in Asia and the Middle East. In addition to ongoing development efforts in these areas, we are focusing franchise marketing efforts on new markets, including Europe, India, Russia and South and Central America.

     The types and locations of international franchise stores as of January 29, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	7	9	23
Bahrain	2009	1	-	2	3	6
Canada	2002	4	-	1	-	5
China	2010	2	-	-	-	2
Dominican Republic	2011	1	-	-	-	1
Indonesia	2007	3	-	3	7	13
Japan	2007	16	-	18	-	34
Kuwait	2007	3	-	8	11	22
Lebanon	2009	2	-	6	1	9
Malaysia	2010	2	1	1	2	6
Mexico	2004	6	1	29	35	71
Philippines	2007	5	3	17	1	26
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	3	1	6
Saudi Arabia	2008	9	-	58	20	87
South Korea	2005	34	-	22	-	56
Thailand	2011	2	2	-	-	4
Turkey	2010	1	-	10	3	14
United Arab Emirates	2008	2	-	17	3	22
United Kingdom	2004	12	3	24	9	48
Total		118	11	226	105	460

     The Company’s franchisee in Japan operates 34 stores, all of which are located either in Tokyo or in areas to the south of that city. During fiscal 2012, the natural disaster in Japan resulted in a curtailment of shop operating hours in Tokyo due to rolling power blackouts, but did not materially affect operations in other areas. There were some disruption in supplies of ingredients sourced locally, but such disruptions did not result in shop closures. The effects of the disaster on the Japanese franchisee’s operations have been reduced as the country has begun its recovery. However, because the ultimate economic effects of the disaster cannot presently be measured, it is impossible to predict the ultimate effects the disaster will have on the franchisee’s business. For the year ended January 29, 2012, the Company’s total revenues from its franchisee in Japan, including royalties, fees and sales by KK Supply Chain, were approximately $7.9 million. The Company’s franchisee in Japan executed additional development agreements in the third and fourth quarter of fiscal 2012.

     The Company has a total of 152 franchise stores in the Middle East. Certain of the countries in which those stores operate have experienced political unrest in the recent past. While this unrest has not yet resulted in any significant effect on the operations of our franchisee in the Middle East, the potential for adverse effects of political risks may be greater in the Middle East than in other parts of the world. For the year ended January 29, 2012, the Company’s total revenues from its franchisee in the Middle East, including royalties, fees and sales by KK Supply Chain, were approximately $7.8 million.

     The Company has an equity interest in the franchisee operating a store in Western Canada. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its international franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments as of January 29, 2012:

		Development
	Future	Agreement
	Store	Expiration
Country	Commitments	(Calendar Year)
Australia	15	2018
China	13	2012
Dominican Republic	13	2014
Japan	85	2016
Malaysia	14	2013
Mexico	58	2018
Philippines	14	2015
Thailand	16	2014
United Kingdom	34	2017
Total at January 29, 2012	262

     Changes in the number of international franchise stores during the past three fiscal years are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
February 1, 2009	94	26	126	52	298
Opened	9	3	52	18	82
Closed	(7)	-	(9)	(6)	(22)
Change in store type	(1)	(15)	11	5	-
January 31, 2010	95	14	180	69	358
Opened	19	-	56	20	95
Closed	(6)	(3)	(16)	(11)	(36)
Change in store type	(2)	-	2	-	-
January 30, 2011	106	11	222	78	417
Opened	17	3	38	18	76
Closed	(5)	-	(17)	(11)	(33)
Change in store type	-	(3)	(17)	20	-
January 29, 2012	118	11	226	105	460

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

     In addition to traditional doughnut mixes and mixes made from mix concentrate, the Company produces or manages the production of doughnut premix, which is used to produce doughnut mixes in certain international locations. The premix is shipped to Krispy Kreme stores, where it is combined with locally sourced ingredients to produce doughnut mixes for use at the store. The premix and concentrate production models are used to produce doughnut mixes outside the United States in order to reduce the substantial international transportation costs associated with shipping finished mixes, to minimize foreign import taxes, and to help protect the Company’s intellectual property. The Company utilizes contract mix manufacturers in the United Kingdom, Mexico, Japan, Korea, Malaysia and Australia to blend mixes for certain international franchisees using mix concentrates or the premix process.

     The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In addition, through KK Supply Chain, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. In March 2011, the Company entered into an agreement with an independent distributor to distribute products to Company and franchise stores in the eastern portion of the United States, as well as to handle the export of products to the 20 foreign countries in which the Company’s international franchisees operate. The Company has subcontracted with another independent distributor since 2008 to distribute products to domestic stores in the western portion of the country. Implementation of the eastern U.S. outsourcing resulted in all of KK Supply Chain’s distribution operations being handled by contract distributors. The Company believes that moving to a 100% outsourced model will enable the Company and its franchisees to benefit from the operating scale of the independent distributors and, in the case of outsourcing of all export functions, minimize the compliance and other risks associated with exporting to a large number of countries with diverse import regulations and procedures.

     Substantially all domestic stores purchase all of their ingredients and supplies from KK Supply Chain, while KK Supply Chain sales to international franchise stores are comprised principally of sales of doughnut mix. The Company is continuously studying its distribution system to reduce the delivered cost of products to both Company and franchise stores. The Company expects to employ increased local sourcing for international franchisees in order to reduce costs, while maintaining control of the doughnut mix manufacturing process.

     Flour, shortening, sugar and packaging represent the four most significant cost components of products sold by KK Supply Chain. While the flours used in the production of doughnut mixes are generic, the food properties of flour are different by type of flour and change from crop year to crop year. Accordingly, the Company periodically must reformulate its doughnut mixes to account for changes in the characteristics of the flour used in their production in order to maintain uniform, high quality doughnut products. Similarly, while the shortening in which the Company’s doughnuts are fried is made from generic food oils, the specific components and other formula elements of the Company’s shortening are proprietary, and the Company’s shortenings are manufactured by third-party food companies to the Company’s specifications. Such specifications are subject to change from time to time. For example, changes in the formulation of the Company’s shortening were necessary to enable the Company to begin offering zero grams transfats per serving of its doughnuts in fiscal 2008.

     The Supply Chain business unit is volume-driven, and its economics are enhanced by the opening of new stores and the growth of sales by existing stores.

Revenues by Geographic Region

     Set forth below is a table presenting our revenues by geographic region for fiscal 2012, 2011 and 2010. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived.

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Revenues by geographic region:
United States	$361,653	$324,934	$314,528
Other North America	8,559	5,864	4,231
Asia/Pacific	19,964	18,542	15,469
Middle East	7,835	9,152	8,852
Europe	5,206	3,463	3,440
Total Revenues	$403,217	$361,955	$346,520

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

   Domestic

     To build our brand and drive our sales in a manner aligned with our brand values, we will focus our domestic marketing activities in the following areas:

     Shop Experience. Our factory stores and smaller neighborhood shops are where most guests first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed Now® sign in the shop window is illuminated, they can enjoy a hot Original Glazed® doughnut. We believe this experience begins our relationship with our guests and forms the foundation of the Krispy Kreme experience.

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

  Friends of Krispy Kreme eMessages sent to guests registered to receive monthly updates about new products, promotions and shop openings;

  Fundraising programs designed to assist local charitable organizations in raising money for their non-profit causes which the Company estimates helped raise over $30 million for these organizations during fiscal 2012; and

  Digital, social, viral and interactive efforts including the use of social media such as Facebook and Twitter to communicate product and promotional activity, new shop openings and local relationship marketing programs. We currently have over 4 million fans on Facebook.

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

     Marketing, Advertising and Sales Promotion. Local relationship marketing has been central to building our brand, awareness and relevancy. In addition to these grassroots efforts, we will use other media as appropriate to communicate the brand, promotions and other promotional activities. These media may include traditional tactics (e.g., free-standing newspaper inserts, direct mail, shared mail, radio, television, out-of-home and other communications vehicles) and alternative media such as social, viral, and digital (e.g., Facebook, Twitter, blogs, Krispykreme.com, Friends of Krispy Kreme email club, etc.).

     These activities may include limited time offerings and shaped doughnut varieties, such as Valentine’s Day Hearts, Fall Footballs, Halloween Pumpkins and Holiday Snowmen. We also engage in activities and call attention to and leverage the Krispy Kreme experience and engage the public in non-traditional ways.

   International

     Krispy Kreme's approach to international marketing utilizes many of the same elements as the domestic marketing approach to build integrated marketing initiatives through store experience, relationship marketing, public relations and marketing/advertising/sales promotion. One of the key foundations to developing integrated marketing programs that leverage each of these marketing elements is our efforts and focus on driving category-leading new product innovation. New product innovation is a critical focus internationally as it allows us to engage consumers more often through our marketing efforts and, at the same time, evolve our product range to more effectively meet local taste demands. This focus on new product innovation has resulted in innovations such as our Krispy Kreme Baked Creations® line of baked goods and innovation within our core doughnut range. Those core product range innovations include chocolate glaze and chocolate dough, whole wheat dough, minis, doughnut holes and new doughnut varieties leveraging co-promotional relationships with international chocolate brands, movies and branded toys.

     Our international marketing team works closely with the domestic marketing team to develop global programs that leverage key global occasions and celebrations, including programs for Valentine’s Day, Halloween and the holiday season. In addition, we develop international specific programs that address the broad needs of our international markets, regional programs that address trends and occasions unique to Asia/Pacific, Latin America and the Middle East/Europe, and assist in the development of local country programs that leverage unique aspects of our broad set of markets.

     To build our brand and drive sales across our international markets, our international team provides strategic leadership, marketing expertise and consulting on local market issues through dedicated regional resources. In partnership with our franchisees, we assist in local marketing planning, product offering innovation, promotional and store activation, and consumer messaging. In addition, we develop global and regional product, promotional and store event programs to supplement and enhance local country marketing initiatives, bring marketing efficiencies to international franchisees, and build local marketing capabilities.

   Brand Fund

     We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Fund. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. In fiscal 2010 and 2011, the Company reduced the contribution from its associate and domestic area developer franchisees to 0.75% but reverted to the 1.0% rate in fiscal 2012. Proceeds from the Brand Fund are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2012, we and our domestic and international franchisees contributed approximately $5.2 million to the Brand Funds.

Competition

     Our domestic and international competitors include a wide range of retailers of doughnuts and other treats, coffee shops, other café and bakery concepts. We also compete with snacks sold through convenience stores, supermarkets, restaurants and retail stores domestically, but to a much lesser extent internationally. Some of our competitors have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie shops and ice cream shops. We compete on elements such as food quality, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Hostess, Little Debbie, Sara Lee, and regional brands.

     We view the uniqueness of our Original Glazed® doughnut as an important factor that distinguishes our brand from competitors, both in the doughnut category and in sweet goods generally.

Trademarks and Trade Names

     Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally and internationally registered trademarks and service marks, including Original Glazed® and Hot Krispy Kreme Original Glazed Now® and the logos associated with these marks. We have also registered some of our trademarks in approximately 60 other countries. We generally license the use of these trademarks to our franchisees for the operation of their doughnut shops.

     Although we are not aware of anyone else using “Krispy Kreme” or “Hot Krispy Kreme Original Glazed Now” as a trademark or service mark in the United States, we are aware that some businesses are using “Krispy” or a phonetic equivalent, such as “Crispie Creme,” as part of a trademark or service mark associated with retail doughnut shops. There may be similar uses of which we are unaware that could arise from prior users. When necessary, we aggressively pursue persons who use our trademarks without our consent.

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

     Local regulation. Our shops, both those in the United States and those in international markets, are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the countries, states or municipalities in which the shops are located. Developing new doughnut shops in particular areas could be delayed by problems in obtaining the required licenses and approvals or by more stringent requirements of local government bodies with respect to zoning, land use and environmental factors. Our agreements with our franchisees require them to comply with all applicable federal, state and local laws and regulations, and indemnify us for costs we may incur attributable to their failure to comply.

     Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facility in Winston-Salem, North Carolina. Production at and shipments from our Winston-Salem facility are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut shops to convenience stores or groceries/mass merchants.

     As is the case for other food producers, numerous other government regulations apply to our products. For example, the ingredient list, product weight and other aspects of our product labels are subject to state, federal and international regulation for accuracy and content. Most states periodically check products for compliance. The use of various product ingredients and packaging materials is regulated by the United States Department of Agriculture and the Federal Food and Drug Administration. Conceivably, one or more ingredients in our products could be banned, and substitute ingredients would then need to be identified.

     International trade. The Company conducts business outside the United States in compliance with all foreign and domestic laws and regulations governing international trade. In connection with our international operations, we typically export our products, principally our doughnut mixes (or products which are combined with other ingredients sourced locally to manufacture mixes) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open shops in other countries in accordance with our desired schedule.

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

     We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new shops near existing franchises.

     Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with team members, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our shop team members are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits have resulted in increased costs, and may result in additional cost increases and other effects in the future.

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

Team Members

     We employ approximately 3,800 people. Of these, approximately 196 are employed in our headquarters and administrative offices and approximately 114 are employed in our manufacturing and distribution center. In our Krispy Kreme stores, we have approximately 3,490 employees. Of our total workforce, approximately 2,670 are full-time team members, of which approximately 467 are managers and supervisors, including approximately 333 store managers and supervisors.

     We are not a party to any collective bargaining agreement, although we have experienced occasional unionization initiatives. We believe our relationships with our team members generally are good.

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

     Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 33% of our total revenues in fiscal 2012. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees, which could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

     Lack of access to financing by our franchisees on reasonable terms could adversely affect our future operations by limiting franchisees’ ability to open new stores or leading to additional franchisee store closures, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, Krispy Kreme has agreed to extend or modify development schedules for certain franchisees and may do so in the future.

     Franchisees opened 90 stores and closed 49 stores in fiscal 2012. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores both domestically and internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     Our recent growth reflects the opening of new Krispy Kreme stores internationally, although we experienced slight growth in the number of domestic franchise shops in fiscal 2011 and 2012. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our growth strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

   Our new domestic store operating model may not be successful.

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently plans to open a modest number of new Company-operated small shops in fiscal 2013, and domestic franchisees also may open additional satellite stores and a small number of factory stores, as we work to refine our store formats for new domestic stores. We cannot predict whether this new model will be successful in increasing our profitability.

Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of January 29, 2012, there were 460 Krispy Kreme stores operated outside of the United States, representing 66% of our total store count, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

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

   Our profitability is sensitive to changes in the cost of fuel and raw materials.

     Although we utilize forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate commodity price risk, particularly over the longer term. In addition, the portion of our anticipated future commodity requirements that is subject to such contracts varies from time to time.

     Flour, shortening and sugar are our three most significant ingredients. We also purchase a substantial amount of gasoline to fuel our fleet of wholesale delivery vehicles. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, and of sugar and gasoline, have been volatile in recent years. Adverse changes in commodity prices could adversely affect the Company’s profitability.

We are the exclusive supplier of doughnut mixes or mix concentrates to all Krispy Kreme stores worldwide. We also supply other key ingredients and flavors to all domestic Krispy Kreme Company stores. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts could be negatively affected.

     We are the exclusive supplier of doughnut mixes for many domestic and international Krispy Kreme stores. As to other stores, we are the exclusive supplier of doughnut mix concentrates that are blended with other ingredients to produce doughnut mixes. We also are the exclusive supplier of other key ingredients and flavors to all domestic Company stores, most domestic franchise stores and some international franchise stores. We manufacture the doughnut mixes and concentrates at our mix manufacturing facility located in Winston-Salem, North Carolina. We distribute doughnut mixes and other key ingredients and flavors using independent contract distributors for Krispy Kreme shops domestically and internationally. We have a backup source to manufacture our doughnut mixes in the event of a loss of our Winston-Salem facility; this backup source currently produces mix for us for distribution in most Krispy Kreme stores west of the Mississippi River. Nevertheless, an interruption of production capacity at our manufacturing facility could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices.

We are the only manufacturer of substantially all of our doughnut-making equipment. If we have any problems producing this equipment, our stores’ ability to make doughnuts could be negatively affected.

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

Sales to wholesale customers represent a significant portion of our sales. The infrastructure necessary to support wholesale distribution results in significant fixed and semi-fixed costs. Also, the loss of one of our large wholesale customers could adversely affect our financial condition and results of operations.

     We have several large wholesale customers. Our top two such customers accounted for approximately 14% of total Company Stores segment revenues during fiscal 2012. The loss of one of our large national wholesale customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

     The Company operates a fleet network to support wholesale sales. Declines in wholesale sales without a commensurate reduction in operating expenses, as well as rising fuel costs, may adversely affect our business.

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

     We derive significant competitive benefit from the fact that our doughnut recipes are trade secrets. Although we take reasonable steps to safeguard our trade secrets, should they become known to competitors, our competitive position could suffer substantially.

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

     Food service businesses can be adversely affected by litigation, by regulation and by complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees. In addition, class action lawsuits have been filed and may continue to be filed against various food service businesses (including quick service restaurants) alleging, among other things, that food service businesses have failed to disclose the health risks associated with high-fat foods and that certain food service business marketing practices have encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. Because one of our competitive strengths is the taste and quality of our doughnuts, adverse publicity or regulations relating to food quality or other similar concerns affect us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if such a lawsuit or claim results in a decision against us or as a result of litigation costs regardless of the result.

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

The food service industry is affected by security risks for individually identifiable data of our guests, web-site users, and team members.

     We receive and maintain certain personal information about our guests, web-site users, and team members. The use of this information by us is regulated by applicable law, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized person or used inappropriately, it could adversely affect our reputation, as well as our operations, their results, and our financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance with these laws and regulations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of January 29, 2012, there were 694 Krispy Kreme stores systemwide, of which 92 were Company stores and 602 were operated by franchisees.

  As of January 29, 2012, all of our Company stores, except our seven commissaries, had on-premises sales, and 42 of our Company factory stores also engaged in wholesale sales.

  Of the 92 Company stores as of January 29, 2012, we owned the land and building for 43 stores, we owned the building and leased the land for 22 stores, leased both the land and building for 6 stores and leased space for 21 in-line and end cap locations.

     KK Supply Chain facilities. We own a 150,000 square foot facility in Winston-Salem, North Carolina, which houses our doughnut mix plant. This facility also houses a commissary serving wholesale customers that was opened late in fiscal 2012. We own another 105,000 square foot facility in Winston-Salem which we use primarily as our equipment manufacturing facility, but which also contains our research and development and training facilities.

     Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We lease approximately 69,000 square feet of this multi-tenant facility under a lease that expires on November 30, 2024, with two five-year renewal options.

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

   Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a state court suit against the Company alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3 million relating to indemnity claims and breach of the lease.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Item 4. MINE SAFETY DISCLOSURES.

     Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is listed on the NYSE under the symbol “KKD.” The following table sets forth the high and low sales prices for our common stock in composite trading as reported by the NYSE for the fiscal periods shown.

	High	Low
Year Ended January 30, 2011:
First Quarter	$5.15	$2.76
Second Quarter	4.15	3.25
Third Quarter	6.00	3.55
Fourth Quarter	8.14	5.18
Year Ended January 29, 2012:
First Quarter	$7.45	$5.10
Second Quarter	10.08	5.27
Third Quarter	9.47	5.78
Fourth Quarter	7.84	6.20

Holders

     As of March 16, 2012, there were approximately 15,600 shareholders of record of our common stock.

Dividends

     We did not pay any dividends in fiscal 2012 or fiscal 2011. We intend to retain any earnings to finance our business and do not anticipate paying cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities prohibit the payment of dividends on our common stock.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities during the fourth quarter of fiscal 2012.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 28, 2007 through January 29, 2012. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	January 28,	February 3,	February 1,	January 31,	January 30,	January 29,
	2007	2008	2009	2010	2011	2012
Krispy Kreme Doughnuts, Inc.	$100.00	$ 22.44	$ 10.79	$ 21.89	$ 49.61	$ 59.39
NYSE Composite Index	100.00	101.35	56.76	75.20	88.08	86.04
S&P 500 Restaurants Index	100.00	105.55	100.49	124.54	159.70	224.35

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

	Year Ended
	January 29,	January 30,	January 31,	February 1,	February 3,
	2012	2011	2010	2009	2008
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$403,217	$361,955	$346,520	$385,522	$430,370
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	346,434	313,475	297,859	348,044	381,026
General and administrative expenses	22,188	21,870	22,793	23,460	26,355
Depreciation expense	8,235	7,389	8,191	8,709	18,433
Impairment charges and lease termination costs	793	4,066	5,903	548	62,073
Settlement of litigation	-	-	-	-	(14,930)
Operating income (loss)	25,567	15,155	11,774	4,761	(42,587)
Interest income	166	207	93	331	1,422
Interest expense	(1,666)	(6,359)	(10,685)	(10,679)	(9,796)
Loss on refinancing of debt	-	(1,022)	-	-	(9,622)
Equity in income (losses) of equity method franchisees	(122)	547	(488)	(786)	(933)
Gain on sale of interest in equity method franchisee	6,198	-	-	-	-
Other non-operating income and (expense), net	215	329	(276)	2,815	(3,211)
Income (loss) before income taxes	30,358	8,857	418	(3,558)	(64,727)
Provision for income taxes	(135,911)	1,258	575	503	2,324
Net income (loss)	$166,269	$7,599	$(157)	$(4,061)	$(67,051)
Earnings (loss) per common share:
Basic	$2.40	$0.11	$-	$(0.06)	$(1.05)
Diluted	$2.33	$0.11	$-	$(0.06)	$(1.05)

BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$55,722	$22,576	$21,550	$36,190	$32,862
Total assets	334,948	169,926	165,276	194,926	202,351
Long-term debt, less current maturities	25,369	32,874	42,685	73,454	75,156
Total shareholders' equity	249,126	76,428	62,767	57,755	56,624
Number of stores at end of year:
Company	92	85	83	93	105
Franchise	602	561	499	430	344
Systemwide	694	646	582	523	449

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for each of the three fiscal years in the period ended January 29, 2012.

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Change in Same Store Sales (on-premises sales only):
Company stores	5.2%	4.0%	3.5%
Domestic franchise stores	6.6	4.5	0.9
International franchise stores	(6.4)	(8.8)	(24.2)
International Franchise stores, in constant dollars(1)	(10.8)	(13.9)	(21.1)

Change in Same Store Customer Count - Company stores (retail sales only)	0.6%	1.8%	N/A

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,814	5,664	5,634
Convenience stores	4,822	5,122	5,285

Average weekly sales per door:
Grocers/mass merchants	$293	$260	$242
Convenience stores	228	206	208

Systemwide Sales (in thousands):(2)
Company stores	$269,676	$244,324	$243,387
Domestic franchise stores	261,979	238,890	220,629
International franchise stores	383,508	325,192	263,601
International franchise stores, in constant dollars(3)	383,508	339,550	289,030

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$199.3	$175.3	$155.7
Dual-channel stores:
On-premises	32.0	30.2	26.1
Wholesale	45.6	42.0	31.4
Total	77.6	72.2	57.5
On-premises only stores	32.5	30.7	31.9
All factory stores	69.4	64.6	57.2
Satellite stores	19.9	18.6	18.1
All stores	59.5	56.9	52.2

Domestic franchise stores:
Factory stores	$43.9	$40.4	$37.1
Satellite stores	16.5	12.2	14.8

International franchise stores:
Factory stores	$43.4	$42.3	$36.2
Satellite stores	10.9	9.1	9.4

____________________

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.

(2)	Excludes sales among Company and franchise stores.

(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the year ended January 30, 2011 and January 31, 2010 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the year ended January 29, 2012.

(4)	Includes sales between Company and franchise stores.

(5)	Metrics for the year ended January 29, 2012 , January 30, 2011 and January 31, 2010 include only stores open at the respective period end.

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

     For wholesale sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries were made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

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

     The following table sets forth data about the number of systemwide stores as of January 29, 2012, January 30, 2011 and January 31, 2010.

	January 29,	January 30,	January 31,
	2012	2011	2010
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	7	6	6
Dual-channel stores	35	35	38
On-premises only stores	30	28	25
Satellite stores	20	16	14
Total Company stores	92	85	83

Domestic franchise stores:
Factory stores	102	102	104
Satellite stores	40	42	37
Total Domestic Franchise stores	142	144	141

International franchise stores:
Factory stores	118	106	95
Satellite stores	342	311	263
Total international franchise stores	460	417	358

Total systemwide stores	694	646	582

     The following table sets forth data about the number of store operating weeks for the years ended January 29, 2012, January 30, 2011 and January 31, 2010.

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	315	316	312
Dual-channel stores	1,820	1,820	2,541
On-premises only stores	1,519	1,456	1,217
Satellite stores	913	786	592

Domestic franchise stores:(1)
Factory stores	5,168	5,275	5,324
Satellite stores	1,884	1,985	1,449

International franchise stores:(1)
Factory stores	4,717	4,305	4,303
Satellite stores	15,870	14,581	11,177
____________________

(1)	Metrics for the year ended January 29, 2012, January 30, 2011 and January 31, 2010 include only stores open at the respective period end.

FISCAL 2012 COMPARED TO FISCAL 2011

Overview

     Total revenues rose by 11.4% for the year ended January 29, 2012 compared to the year ended January 30, 2011. Consolidated operating income increased to $25.6 million from $15.2 million, and consolidated net income was $166.3 million compared to $7.6 million. Consolidated net income for year ended January 29, 2012 includes a non-recurring credit of $139.6 million from the reversal of valuation allowances on deferred tax assets.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	January 29,	January 30,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$271,657	$245,841
Domestic Franchise	9,463	8,527
International Franchise	22,621	18,282
KK Supply Chain:
Total revenues	206,453	181,594
Less - intersegment sales elimination	(106,977)	(92,289)
External KK Supply Chain revenues	99,476	89,305
Total revenues	$403,217	$361,955

Segment revenues as a percentage of total revenues:
Company Stores	67.4%	67.9%
Domestic Franchise	2.3	2.4
International Franchise	5.6	5.1
KK Supply Chain (external sales)	24.7	24.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$284	$(4,238)
Domestic Franchise	3,737	3,498
International Franchise	15,054	12,331
KK Supply Chain	30,160	30,213
Total segment operating income	49,235	41,804
Unallocated general and administrative expenses	(22,875)	(22,583)
Impairment charges and lease termination costs	(793)	(4,066)
Consolidated operating income	$25,567	$15,155

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	January 29,	January 30,	January 29,	January 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$111,701	$100,021	41.1%	40.7%
Fundraising sales	14,302	14,063	5.3	5.7
Total on-premises sales	126,003	114,084	46.4	46.4
Wholesale sales:
Grocers/mass merchants	87,654	76,173	32.3	31.0
Convenience stores	54,961	52,898	20.2	21.5
Other wholesale	3,039	2,686	1.1	1.1
Total wholesale sales	145,654	131,757	53.6	53.6
Total revenues	271,657	245,841	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	105,216	91,114	38.7	37.1
Shop labor	50,202	48,901	18.5	19.9
Delivery labor	23,044	21,189	8.5	8.6
Employee benefits	18,992	17,974	7.0	7.3
Total cost of sales	197,454	179,178	72.7	72.9
Vehicle costs(1)	17,228	13,914	6.3	5.7
Occupancy(2)	9,240	8,947	3.4	3.6
Utilities expense	5,779	5,692	2.1	2.3
Depreciation expense	6,593	5,641	2.4	2.3
Other operating expenses	18,581	19,064	6.8	7.8
Total store level costs	254,875	232,436	93.8	94.5
Store operating income	16,782	13,405	6.2	5.5
Other segment operating costs(3)	11,998	13,143	4.4	5.3
Allocated corporate overhead	4,500	4,500	1.7	1.8
Segment operating income (loss)	$284	$(4,238)	0.1%	(1.7)%
____________________

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2011 to fiscal 2012 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended January 30, 2011	$114,084	$131,757	$245,841
Fiscal 2011 sales at closed stores	(708)	-	(708)
Increase in sales at mature stores (open stores only)	6,066	13,897	19,963
Increase in sales at stores opened in fiscal 2011	2,004	-	2,004
Sales at stores opened in fiscal 2012	4,557	-	4,557
Sales for the year ended January 29, 2012	$126,003	$145,654	$271,657

     Sales at Company Stores increased 10.5% in fiscal 2012 from fiscal 2011 due to an increase in sales from existing stores and stores opened in fiscal 2011 and fiscal 2012. Selling price increases in the on-premises and wholesale distribution channels accounted for approximately 6.8 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the wholesale channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Year Ended
	January 29,	January 30,
	2012	2011
On-premises:
Change in same store sales	5.2%	4.0%
Change in same store customer count (retail sales only)	0.6%	1.8%
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	2.6%	0.5%
Change in average weekly sales per door	12.7%	7.4%
Convenience stores:
Change in average weekly number of doors	(5.9)%	(3.1)%
Change in average weekly sales per door	10.7%	(1.0)%

On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
Change in same store sales:
Pricing	7.8%	3.4%
Guest check average (exclusive of the effects of pricing)	(2.9)	(1.2)
Customer count	0.5	1.6
Other	(0.2)	0.2
Total	5.2%	4.0%

     On-premises sales increased 10.4% to $126.0 million in fiscal 2012 from $114.1 million in fiscal 2011. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affected approximately 60% of on-premises sales, averaged approximately 14%. These price increases are not fully reflected in the same store sales metrics because they were in effect for only 47 of the 52 weeks in fiscal 2012. Additionally, during the third quarter of fiscal 2012, the Company raised its fundraising prices approximately 8%.

     The Company continues to implement programs intended to improve on-premises sales, including increased focus on local store marketing efforts, improved employee training, store refurbishment efforts and the introduction of new products.

   Wholesale distribution

     Sales to wholesale accounts increased 10.5% to $145.7 million in fiscal 2012 from $131.8 million in fiscal 2011. Approximately 6.0 percentage points of the sales increase reflects price increases, including not only increases implemented in the first quarter of fiscal 2012 but also price increases implemented in fiscal 2011. The Company believes the wholesale sales increase was greater than that of the doughnut industry as a whole. The Company started implementing price increases for some products offered in the wholesale channel mid-April 2011, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of wholesale sales, and the average price increase on those products was approximately 11%.

     Sales to grocers and mass merchants increased 15.1% to $87.7 million, with an 12.7% increase in average weekly sales per door and a 2.6% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors.

Convenience store sales increased 3.9% to $55.0 million, reflecting a 10.7% increase in the average weekly sales per door, partially offset by a 5.9% decline in the average number of doors served. The decline in the average weekly number of doors in the convenience store channel in fiscal 2012 compared to fiscal 2011 is principally the result of the Company’s efforts to improve route management and route consolidation including the elimination of and reduction in the number of stops at relatively low volume doors which is intended to increase sales, increase average per door sales and reduce costs in the convenience store channel. The Company is implementing strategies designed to improve sales through convenience stores, including offering additional price points and increasing the quantity and assortment of packaged products offered in this channel. In addition, the Company is seeking to shift customers in the convenience store channel to sales agreements which provide that the Company will absorb unsold product rather than the retailer. While this strategy will increase the cost of product returns, the Company believes that the increase will be more than offset by higher unit pricing and, because the Company will have much greater control over product assortment and quantities merchandised, increased unit sales from both existing products and packaged products not traditionally offered through convenience stores.

   Costs and expenses

     Total cost of sales as a percentage of revenues declined by 0.2 percentage points from 72.9% in fiscal 2011 to 72.7% of revenues in fiscal 2012.

     As a result of rising costs of doughnut mixes and other ingredients resulting from higher commodity prices, the Company implemented selling price increases designed to help offset the increased costs. Before considering the potential loss of unit volume as a result of on-premises and wholesale selling price increases, those price increases more than offset higher costs of food, beverages and packaging in fiscal 2012. The effects of price increases on unit volumes are difficult to measure reliably. The combined effects of higher selling prices and increased input costs accounted for substantially all of the increase in the cost of food, beverage and packaging as a percentage of revenues for fiscal 2012 compared to last year. Exclusive of the effects of pricing and input costs, food, beverage and packaging costs as a percentage of revenues were flat.

     The Company currently anticipates the aggregate cost of doughnut mixes and other ingredients to fall slightly in fiscal 2013 compared to fiscal 2012, with higher cost of sugar expected to be offset by lower costs for doughnut mixes and shortening. Excluding sugar, the Company has fixed the prices on approximately half of its anticipated fiscal 2013 requirements of raw materials and ingredients. The Company has entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its contract prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for substantially all of its estimated sugar requirements for both fiscal 2014 and fiscal 2015 at prices slightly higher than expected for fiscal 2013.

     Shop labor as a percentage of revenues declined by 1.4 percentage points from fiscal 2011 to 18.5% of revenues in fiscal 2012, principally due to higher sales resulting from price increases.

     Vehicle costs as a percentage of revenues increased from 5.7% of revenues in fiscal 2011 to 6.3% of revenues in fiscal 2012, principally as a result of higher fuel costs and higher expense of leased delivery trucks in fiscal 2012 compared to fiscal 2011. This increase was partially offset by a decrease in repairs and maintenance expense in the fiscal 2012 as a result of the Company replacing a portion of its aging delivery fleet.

     The Company is self-insured for workers’ compensation, automobile and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $1.3 million in fiscal 2012, of which $830,000 was recorded in the fourth quarter, and $1.8 million in 2011, of which $1.2 million was recorded in the fourth quarter. Of the $1.3 million in favorable adjustments recorded in fiscal 2012, $1.1 million relates to workers’ compensation liability claims and is included in employee benefits in the table above, $40,000 relates to vehicle liability claims and is included in vehicle costs in the table above and $180,000 relates to general liability claims and is included in other operating expenses in the table above. Of the $1.8 million in favorable adjustments recorded in fiscal 2011, $1.4 million relates to workers’ compensation liability claims, $300,000 relates to vehicle liability claims and $90,000 relates to general liability claims.

     Other operating expenses as a percentage of revenues declined by 1.0 percentage point from fiscal 2011 to 6.8% of revenues in fiscal 2012 reflecting, among other things, lower store-level marketing expense.

     Other segment operating costs as a percentage of revenues declined by 0.9 percentage points from the fiscal 2011 to 4.4% of revenues in fiscal 2012 reflecting, among other things, a decrease in spending on wholesale selling and support expenses.

   Domestic Franchise

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$8,675	$7,932
Development and franchise fees	355	120
Other	433	475
Total revenues	9,463	8,527

Operating expenses:
Segment operating expenses	5,107	4,409
Depreciation expense	219	220
Allocated corporate overhead	400	400
Total operating expenses	5,726	5,029
Segment operating income	$3,737	$3,498

     Domestic Franchise revenues increased 11.0% to $9.5 million in fiscal 2012 from $8.5 million in fiscal 2011. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $239 million in fiscal 2011 to $262 million in fiscal 2012. Domestic Franchise same store sales rose 6.6% fiscal 2012.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase in Domestic Franchise operating expenses in fiscal 2012 compared to fiscal 2011 reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter, as well as an increase in franchisee support costs. The increase also reflects an increase in bad debt expense as a result of a credit of $200,000 reflected in fiscal 2011, resulting principally from recoveries of receivables previously written off. These increases were partially offset by the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the related guarantee during the third quarter of fiscal 2012. In addition, operating expenses reflect a decrease in legal fees of $460,000 in fiscal 2012 compared to fiscal 2011. In fiscal 2011, the Company incurred unusually high legal costs related to the Company’s termination of the franchise agreements of one of its domestic franchisees.

     Domestic franchisees opened 14 stores and closed 16 stores in fiscal 2012. Of the 16 closures, 10 were operated by a franchisee whose franchise rights the Company terminated in the second quarter of fiscal 2012. As of January 29, 2012, existing development and franchise agreements for territories in the United States provide for the development of 34 additional stores through fiscal 2017. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$21,308	$16,539
Development and franchise fees	1,313	1,743
Total revenues	22,621	18,282

Operating expenses:
Segment operating expenses	6,261	4,644
Depreciation expense	6	7
Allocated corporate overhead	1,300	1,300
Total operating expenses	7,567	5,951
Segment operating income	$15,054	$12,331

     International Franchise royalties increased 28.8%, driven by an increase in sales by international franchise stores from $325 million in fiscal 2011 to $384 million in fiscal 2012. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $16.2 million in fiscal 2012 compared to fiscal 2011, which positively affected international royalty revenues by approximately $970,000 in fiscal 2012. In fiscal 2012, the Company recognized $280,000 of royalty revenue from the Company’s Mexican franchisee discussed in the second succeeding paragraph below. The Company did not recognize as revenue approximately $1.6 million of uncollected royalties which accrued during fiscal 2011 because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October and November 2010. In connection with that process, in November 2010, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

     International development and franchise fees decreased $430,000 in fiscal 2012, primarily as a result of a decline in the number of store openings from 95 in fiscal 2011 to 76 in fiscal 2012. This reduction in fees was partially offset by the recognition of approximately $95,000 of franchise fees related to the Company’s Mexican franchisee described in the following paragraph.

     Royalties and franchise fees in fiscal 2012 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 10.8%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by shifting sales from existing stores in the same market.

     Constant dollar same store sales in established markets fell 1.9% in fiscal 2012 and fell 18.4% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 51% of aggregate constant dollar same store sales. While the Company considers countries in which Krispy Kreme first opened before fiscal 2006 to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 242 of the 550 international stores opened since the beginning of fiscal 2006.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses rose in fiscal 2012 compared to fiscal 2011 as a result of personnel additions, including benefits and travel costs, and other cost increases resulting from the Company’s decision to devote additional resources to the development and support of international franchisees. These increases were partially offset by a decrease in bad debt expense to a net credit of $380,000 in fiscal 2012 compared to a net credit of $200,000 in fiscal 2011. The credit recorded to the bad debt provision in fiscal 2012 related principally to the Mexican franchisee discussed above. A net credit in bad debt expense should not be expected to recur frequently.

     International franchisees opened 76 stores and closed 33 stores in fiscal 2012. As of January 29, 2012, existing development and franchise agreements for territories outside the United States provide for the development of 262 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	January 29,	January 30,	January 29,	January 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$69,147	$62,333	33.5%	34.3%
Other ingredients, packaging and supplies	126,528	112,147	61.3	61.8
Equipment	8,333	6,281	4.0	3.5
Fuel surcharge	2,445	833	1.2	0.5
Total revenues before intersegment sales elimination	206,453	181,594	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	141,810	120,555	68.7	66.4
(Gain) loss on agricultural derivatives	451	(544)	0.2	(0.3)
Inbound freight	4,651	3,629	2.3	2.0
Total cost of sales	146,912	123,640	71.2	68.1
Distribution costs	14,955	14,073	7.2	7.7
Other segment operating costs	12,596	11,760	6.1	6.5
Depreciation expense	730	808	0.4	0.4
Allocated corporate overhead	1,100	1,100	0.5	0.6
Total operating costs	176,293	151,381	85.4	83.4
Segment operating income	$30,160	$30,213	14.6%	16.6%

     KK Supply Chain revenues before intersegment sales elimination increased $24.9 million, or 13.7%, in fiscal 2012 compared to fiscal 2011. The increase reflects selling price increases for doughnut mixes, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The unit volumes in most product categories were generally flat in fiscal 2012 compared to fiscal 2011.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel. The increase in fuel surcharges compared to fiscal 2012 reflects the rising cost of diesel fuel, prices for which were higher relative to the surcharge benchmark in fiscal 2012 than in fiscal 2011.

     The increase in cost of goods produced and purchased as a percentage of sales in fiscal 2012 compared to fiscal 2011 reflects, among other things, an increase in the cost of agricultural commodities used in the production of doughnut mix and of other goods sold to Company and franchise stores. In particular, the prices of flour, shortening and sugar and the products from which they are made were significantly higher in fiscal 2012 compared fiscal 2011. KK Supply Chain increased the prices charged to Company and franchise stores for doughnut mixes, shortening, sugar and other goods in order to mitigate increases in the cost of raw materials. However, KK Supply Chain margins were adversely affected because, while the Company increased prices to cover higher costs, the Company did not raise prices to earn a proportionate gross profit on all of its higher costs.

     Distribution costs rose in fiscal 2012 compared to last year as a result of duplicate facility costs and other conversion expenses associated with the transition of product distribution for stores east of the Mississippi to an outsourced provider which began in June 2011; however, distribution costs as a percentage of total revenues fell in fiscal 2012 compared to fiscal 2011 principally due to higher sales resulting from price increases.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs include a net credit in bad debt expense of approximately $90,000 in fiscal 2012 compared to a charge of $270,000 in fiscal 2011. The net credit in fiscal 2012 principally reflected sustained improved payment performance and reduced credit exposure with respect to a small number of franchisees. A net credit in bad debt expense should not be expected to recur frequently.

     Franchisees opened 90 stores and closed 49 stores in fiscal 2012. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. Many of the ingredients and supplies used by international franchisees are acquired locally instead of from KK Supply Chain. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

   General and Administrative Expenses

     General and administrative expenses were $22.2 million, or 5.5% of total revenues, in fiscal 2012 compared to $21.9 million, or 6.0% of total revenues, in fiscal 2011. General and administrative expenses in the fourth quarter of fiscal 2012 reflect a reversal of approximately $840,000 of remaining accruals for pledges to certain nonprofit organizations made in fiscal 2001 through 2004 which the Company determined for various reasons would not be honored, the effect of which was substantially offset by certain out-of-period charges related to share-based compensation as well as one-time costs associated with hiring a new executive officer. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $793,000 in fiscal 2012 compared to $4.1 million in fiscal 2011. The components of these charges are set forth in the following table:

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$60	$3,437
Impairment of long-lived assets - adjustments to previously recorded estimates	-	(173)
Impairment of reacquired franchise rights	-	40
Total impairment charges	60	3,304
Lease termination costs	733	762
	$793	$4,066

     Impairment charges relate to the Company Stores segment. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. In fiscal 2012, the Company recorded lease termination charges of $733,000, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed. In fiscal 2011, the Company recorded lease termination charges of $762,000, representing a change in estimated sublease rentals on stores previously closed and charges related to two store closures and a store relocation, partially offset by the reversal of previously recorded accrued rent related to those stores.

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

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$803	$4,312
Letter of credit and unused revolver fees	355	1,136
Amortization of deferred financing costs	422	696
Amortization of unrealized losses on interest rate derivatives	-	152
Other	86	63
	$1,666	$6,359

     The decrease in interest accruing on outstanding term loan indebtedness and in letter of credit and unused revolver fees reflects the substantial reduction in lender margin on the Company’s credit facilities resulting from the refinancing of those facilities in January 2011, as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, as well as the reduction in the principal outstanding under the Company’s term loan. The interest rate derivative contracts which gave rise to the amortization of unrealized losses on interest rate derivatives in fiscal 2011 expired in April 2010.

   Loss on Refinancing of Debt

     During the fourth quarter of fiscal 2011, the Company closed the 2011 Secured Credit Facilities as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, and used the proceeds to retire other indebtedness. The Company recorded a loss on the refinancing of approximately $1.0 million, consisting of an $865,000 write-off of unamortized deferred financing costs related to the retired debt and $160,000 related to other expenses.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $122,000 in fiscal 2012 compared to earnings of $547,000 in fiscal 2011. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 and $790,000 for the fiscal year ended 2012 and 2011, respectively.

   Gain on Sale of Interest in Equity Method Franchisee

     In fiscal 2012, the Company realized a gain of approximately $6.2 million from the sale of the Company’s investment in KK Mexico, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The after-tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the Company’s 2011 Term Loan.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2012 and fiscal 2011 includes credits of $215,000 and $329,000, respectively, representing reductions in recorded liabilities for franchisee guarantee obligations resulting from decreases in the guaranteed amounts.

   Provision for Income Taxes

     The provision for income taxes was a credit of $135.9 million in fiscal 2012 and a charge of $1.3 million in fiscal 2011. The fiscal 2012 amount includes a credit of $139.6 million ($1.95 per diluted share) from the reversal of a portion of a valuation allowance on deferred income tax assets.

     The Company establishes valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the deferred tax assets is more likely than not. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to over $30 million. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believes is more likely than not to be realized.

     While the reversal of a portion of the valuation allowance increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal is expected to have the effect of reducing the Company’s earnings in years after fiscal 2012 as a result of an increase in the provision for income taxes in such years. This negative effect on earnings after fiscal 2012 is expected to occur because the reversal of the valuation allowance resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowance, any such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, in years after fiscal 2012, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, is expected to more closely reflect the blended federal and state income tax rates in jurisdictions in which the Company operates.

     Because of the expected increase in the Company’s effective income tax rate as described above, the Company’s income tax expense after fiscal 2012 is not expected to be comparable to income tax expense in fiscal 2012 and earlier years. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant.

     In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes includes amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $3.3 million and $1.5 million in fiscal 2012 and fiscal 2011, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees. In addition, the fiscal 2012 amount includes approximately $1.5 million of foreign income taxes arising from the gain on the sale of the Company’s interest in KK Mexico.

   Net Income

     The Company reported net income of $166.3 million for fiscal 2012 compared to $7.6 million for fiscal 2011. The fiscal 2012 net income includes a credit of $139.6 million from the reversal of a portion of a valuation allowance on deferred income tax assets discussed above.

FISCAL 2011 COMPARED TO FISCAL 2010

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	January 30,	January 31,	January 30,	January 31,
	2011	2010	2011	2010
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$100,021	$103,856	40.7%	42.2%
Fundraising sales	14,063	13,481	5.7	5.5
Total on-premises sales	114,084	117,337	46.4	47.6
Wholesale sales:
Grocers/mass merchants	76,173	70,952	31.0	28.8
Convenience stores	52,898	55,451	21.5	22.5
Other wholesale	2,686	2,371	1.1	1.0
Total wholesale sales	131,757	128,774	53.6	52.3
Other revenues	-	262	-	0.1
Total revenues	245,841	246,373	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	91,114	84,551	37.1	34.3
Shop labor	48,901	48,714	19.9	19.8
Delivery labor	21,189	21,280	8.6	8.6
Employee benefits	17,974	19,145	7.3	7.8
Total cost of sales	179,178	173,690	72.9	70.5
Vehicle costs(1)	13,914	11,491	5.7	4.7
Occupancy(2)	8,947	10,140	3.6	4.1
Utilities expense	5,692	5,737	2.3	2.3
Depreciation expense	5,641	6,293	2.3	2.6
Settlement of litigation	-	1,700	-	0.7
Other operating expenses	19,064	19,114	7.8	7.8
Total store level costs	232,436	228,165	94.5	92.6
Store operating income	13,405	18,208	5.5	7.4
Other segment operating costs(3)	13,143	9,567	5.3	3.9
Allocated corporate overhead	4,500	6,353	1.8	2.6
Segment operating income (loss)	$(4,238)	$2,288	(1.7)%	0.9%
____________________

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.

(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.

(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2010 to fiscal 2011 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended January 31, 2010	$117,337	$128,774	$246,111
Fiscal 2010 sales at refranchised stores	(6,247)	(2,746)	(8,993)
Fiscal 2010 sales at closed stores	(5,031)	(1,479)	(6,510)
Fiscal 2011 sales at closed stores	708	-	708
Increase in sales at mature stores (open stores only)	4,275	7,208	11,483
Increase in sales at stores opened in fiscal 2010	1,146	-	1,146
Sales at stores opened in fiscal 2011	1,896	-	1,896
Sales for the year ended January 30, 2011	$114,084	$131,757	$245,841

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
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	0.5%	(10.7)%
Change in average weekly sales per door	7.4%	10.5%
Convenience stores:
Change in average weekly number of doors	(3.1)%	(11.7)%
Change in average weekly sales per door	(1.0)%	(4.1)%

   On-premises sales

     Same store sales at Company stores rose 4.0% in fiscal 2011 over fiscal 2010, of which the Company estimates approximately 3.4 percentage points is attributable to price increases. Additionally, the same stores sales increase in fiscal 2011 reflects increased customer traffic partially offset by a decrease in the average guest check.

   Wholesale distribution

     Wholesale sales increased 2.3% to $131.8 million in fiscal 2011 from $128.8 million in fiscal 2010. The Company’s sales increase was slightly greater than that of the doughnut industry as a whole, according to industry data.

     Sales to grocers and mass merchants increased to $76.2 million, with a 7.4% increase in average weekly sales per door and a 0.5% increase in the average number of doors served. The Company believes that average weekly sales per door in the grocer/mass merchant channel grew as a result of, among other things, improved customer service, introduction of additional price points, and a redesign of product packaging to improve its shelf appeal. Convenience store sales fell due to both a decline in the average number of doors served and in the average weekly sales per door. Among other reasons, sales to convenience stores declined in fiscal 2011 as a result of two large customers implementing in-house doughnut programs in fiscal 2010 to replace the Company’s products; the loss of doors associated with those two customers, each of which had relatively high average sales per door, accounted for approximately 1.7 percentage points of the 3.1% decline in the average number of convenience store doors served for the year ended January 30, 2011.

     The Company started implementing price increases for some products offered in the wholesale channel late in the first quarter of fiscal 2011, and substantially completed implementing the price increases in the second quarter. Those price increases affected products comprising approximately 30% of wholesale sales. The average price increase on those products was approximately 8%.

   Costs and expenses

     Cost of sales as a percentage of revenues rose by 2.4 percentage points from fiscal 2010 to 72.9% of revenues in 2011, principally reflecting an increase in the cost of food, beverage and packaging. The cost of sugar rose approximately 21% from fiscal 2010 as a result of price increases implemented by KK Supply Chain to reflect the expiration of a favorable sugar supply contract. In addition, the cost of shortening and other ingredients also rose year over year. While on-premises and wholesale price increases approximated the amount of the cost increases, the substantially equal revenue and cost increases resulted in higher material costs measured as a percentage of revenues. In addition to higher ingredient costs, an increase in product returns in the wholesale channel also increased product costs as a percentage of revenues.

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

     Other segment operating costs as a percentage of revenues rose by 1.4 percentage points from fiscal 2010 to 5.3% of revenues in fiscal 2011 reflecting, among other things, increased spending on marketing costs not charged to stores and wholesale selling and support expenses. Additionally, beginning in fiscal 2011, the Company began allocating to the business segments the legal fees and expenses directly related to their businesses; such costs were included in general and administrative expenses in prior years. Such fees and expenses totaled approximately $450,000 in the Company Stores segment for the year ended January 30, 2011 and are included in other segment operating costs.

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

     Domestic Franchise revenues increased 9.2% to $8.5 million in fiscal 2011 from $7.8 million in fiscal 2010. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $221 million in fiscal 2010 to $239 million in fiscal 2011. Approximately $8.1 million of the increase in sales by domestic franchisees is the result of refranchising Company stores. Domestic Franchise same store sales rose 4.5% in fiscal 2011.

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

     International Franchise royalties increased 16.8%, driven by an increase in sales by international franchise stores from $264 million in fiscal 2010 to $325 million in fiscal 2011. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $15.5 million in fiscal 2011 compared to fiscal 2010, which positively affected international royalty revenues by approximately $900,000 in fiscal 2011 compared to fiscal 2010. The Company did not recognize as revenue approximately $1.6 million and $680,000 of uncollected royalties which accrued during fiscal 2011 and fiscal 2010, respectively, because the Company did not believe collection of these royalties was reasonably assured. Substantially all of the unrecognized royalties in fiscal 2011 related to the Company’s Australian franchisee, which commenced a voluntary administration process (similar to a bankruptcy filing in the U.S.) in October and November 2010. In connection with that process, the franchisee closed 24 of the 53 shops the franchisee operated prior to the reorganization.

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

     Constant dollar same store sales in established markets fell 6.9% in fiscal 2011 and fell 22.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2006. Sales at stores in established markets comprised approximately 60% of aggregate constant dollar same store sales. While the Company considers countries in which Krispy Kreme first opened before fiscal 2006 to be established markets, franchisees in those markets continue to develop their business and opened additional Krispy Kreme shops in these markets.

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

   General and Administrative Expenses

     General and administrative expenses were $21.9 million, or 6.0% of total revenues, in fiscal 2011 compared to $22.8 million, or 6.6% of total revenues, in fiscal 2010. The decrease in general and administrative expenses reflects the allocation to the segments of legal fees and expenses directly related to their operations that were included in general and administrative expenses prior to fiscal 2011. Such legal fees and expenses allocated to the segments totaled approximately $2.1 million in fiscal 2011. General and administrative expenses for fiscal 2010 included professional fees and expenses of approximately $1.7 million related to the settlement in late fiscal 2010 of certain environmental litigation. General and administrative expenses in fiscal 2010 also reflect one-time credits of approximately $2.5 million representing recoveries of costs incurred in prior periods in connection with certain securities and shareholder derivative litigation settled in October of 2006, of which $1.3 million was recorded in the fourth quarter of fiscal 2010.

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

     Impairment charges relate principally to Company Stores. The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges relate to stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of any assets the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. Impairment charges for fiscal 2010 reflect a one-time recovery of $482,000 from the bankruptcy estate of Freedom Rings, LLC, a former subsidiary of the Company which filed for bankruptcy in fiscal 2006, as more fully described in Note 16 to the consolidated financial statements appearing elsewhere herein.

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

     The decrease in interest accruing on outstanding indebtedness principally reflects the reduction of principal outstanding under the Company’s term loan. The resulting reduction in interest expense was partially offset by the effects of higher lender margin and fees resulting from amendments to the Company’s 2007 Secured Credit Facilities in April 2009. The April 2009 Amendments to those credit facilities increased the interest rate on the Company’s outstanding borrowings and letters of credit by 200 basis points annually. The interest rate derivative contracts which gave rise to the mark-to-market adjustments and the amortization of unrealized losses on interest rate derivatives expired in April 2010. On January 28, 2011, the Company refinanced its secured credit facilities as described under “Liquidity and Capital Resources” below and in Note 12 to the consolidated financial statements appearing elsewhere herein.

   Loss on Refinancing of Debt

     During the fourth quarter of fiscal 2011, the Company closed the 2011 Secured Credit Facilities described below under “Liquidity and Capital Resources — Cash Flows From Financing Activities” and used the proceeds to retire other indebtedness, as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. The Company recorded a loss on the refinancing of approximately $1.0 million, consisting of an $865,000 write-off of unamortized deferred financing costs related to the retired debt and $160,000 related to other expenses.

   Equity in Losses of Equity Method Franchisees

     Equity in losses of equity method franchisees totaled $547,000 in fiscal 2011 compared to $488,000 in fiscal 2010. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2011 and fiscal 2010 includes credits of $329,000 and $225,000, respectively, representing reductions in recorded liabilities for franchisee guarantee obligations resulting from decreases in the guaranteed amounts.

     Other non-operating income and expense in fiscal 2010 includes a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee that management concluded was other than temporary, as described in Note 17 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $1.3 million and $575,000 in fiscal 2011 and fiscal 2010, respectively. Each of these amounts included, among other things, adjustments to the valuation allowance for deferred income tax assets to maintain such allowance at an amount sufficient to reduce the Company’s aggregate net deferred income tax assets to zero, and a provision for income taxes estimated to be payable or refundable currently. The portion of the income tax provision represented by taxes estimated to be payable currently was approximately $1.5 million and $900,000 in fiscal 2011 and fiscal 2010, respectively, the majority of which represented foreign withholding taxes related to royalties and franchise fees paid by international franchisees. The current income tax provision for fiscal 2010 also included a credit of $560,000 representing anticipated federal tax refunds resulting from an additional carryback of net operating losses made possible by the Worker, Homeownership and Business Assistance Act of 2009.

   Net Income

     The Company reported net income of $7.6 million in fiscal 2011 compared to a net loss of $157,000 in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2012, fiscal 2011 and fiscal 2010:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$33,861	$20,508	$19,827
Net cash used for investing activities	(2,524)	(8,572)	(2,175)
Net cash used for financing activities	(8,988)	(10,181)	(32,975)
Net increase (decrease) in cash and cash equivalents	$22,349	$1,755	$(15,323)

Cash Flows from Operating Activities

     Net cash provided by operating activities was $33.9 million, $20.5 million and $19.8 million in fiscal 2012, 2011 and 2010 respectively. The substantial improvement in cash provided by operating activities in fiscal 2012 reflects the improvement in operating income as well as the substantial reduction in interest expense resulting from the refinancing of the Company’s secured credit facilities in January 2011.

     Cash provided by operating activities in fiscal 2010 reflects the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance in the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $2.5 million, $8.6 million and $2.2 million in fiscal 2012, 2011 and 2010, respectively.

     Cash used for capital expenditures increased to $11.9 million in fiscal 2012 from $9.7 million in fiscal 2011, reflecting increased store refurbishment efforts in existing stores, construction of new stores, and investment in information technology systems.

     In fiscal 2012, the Company received proceeds of $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     In fiscal 2011 and 2010, the Company realized proceeds from the sale of property and equipment of $2.9 million and $5.8 million, respectively, from the sale of closed stores or refranchised stores.

     In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011, as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein, the Company deposited into escrow $1.8 million related to properties with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In fiscal 2012, the entire $1.8 million was released from escrow.

Cash Flows from Financing Activities

     Net cash used by financing activities was $9.0 million in fiscal 2012, compared to $10.2 million in fiscal 2011 and $33.0 million in fiscal 2010.

     During fiscal 2012, the Company repaid approximately $9.0 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $2.3 million of scheduled principal amortization, $6.2 million of prepayments from the sale of the Company’s interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, and $520,000 of prepayments from the proceeds of the exercise of stock options.

     In January 2011, the Company closed the 2011 Secured Credit Facilities as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. Those facilities consist of the $35 million 2011 Term Loan and the $25 million 2011 Revolver. The proceeds of the 2011 Term Loan were used to retire the approximately $35 million outstanding term loan balance under the Company’s prior secured credit facilities, which were terminated. The Company paid approximately $1.5 million in fees and expenses in connection with the 2011 Secured Credit Facilities, of which approximately $1.3 million was capitalized as deferred financing costs and the balance of approximately $160,000 was charged to expense and is included in “Loss on refinancing of debt” in the accompanying consolidated statement of operations. Prior to the refinancing, during fiscal 2011, the Company repaid $8.3 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $700,000 of scheduled principal amortization, $2.6 million of prepayments from the sale of a closed store, and a discretionary prepayment of $5 million.

     During fiscal 2010, the Company repaid approximately $31.7 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.1 million of scheduled principal amortization, a prepayment of $20 million in connection with amendments to the Company’s prior credit facilities, prepayments aggregating $5.6 million from the sale of assets related to three closed stores and one store which was refranchised, and a discretionary prepayment of $5 million. Additionally, the Company paid approximately $1.9 million in fees to its lenders in fiscal 2010 in connection with amendments to the prior credit facilities. Of such aggregate amount, approximately $954,000 was capitalized as deferred financing costs and the balance of approximately $925,000 was charged to interest expense.

Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements

     In addition to cash generated from operations, the Company utilizes other capital resources and financing arrangements to fund its business. A discussion of these capital resources and financing techniques is included below.

   Debt

     The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In the last three fiscal years, management focused on reducing or eliminating the Company’s investments in franchisees and the related guarantees of franchisees’ obligations, reducing outstanding debt, and on restructuring the Company’s borrowing arrangements to maintain credit availability and lower financing costs to facilitate accomplishing the Company’s business restructuring and expansion initiatives.

     The 2011 Secured Credit Facilities described in Note 12 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. The 2011 Secured Credit Facilities contain significant financial covenants. Based on the Company’s current working capital and the fiscal 2013 operating plan, management believes the Company can comply with the financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     The operation of the financial covenants described above could limit the amount the Company may borrow under the 2011 Revolver. In addition, the maximum amount which may be borrowed under the 2011 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $10.2 million as of January 29, 2012, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self- insurance arrangements. The maximum unused borrowing capacity available to the Company as of January 29, 2012 was approximately $14.8 million. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at that date.

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

   Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantees of indebtedness of certain franchisees, as discussed in Notes 14 and 8 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at January 29, 2012

     The Company’s contractual cash obligations as of January 29, 2012 are as follows:

		Payments Due In
		Less than 1			More Than 5
	Total Amount	Year	1-3 Years	3-5 Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities	$26,305	$1,879	$3,758	$20,668	$-
Interest payment obligations(1)	3,727	1,012	1,863	852	-
Capital lease obligations	1,288	345	368	-	575
Operating lease obligations	113,252	11,098	19,911	13,602	68,641
Purchase obligations	109,210	54,597	54,469	24	120
Contingent guarantee obligations(2)	2,685	2,685	-	-	-
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims, principally worker's
compensation	11,719	3,623	3,306	1,665	3,125
401(k) mirror plan liability	1,039	-	-	-	1,039
Total	$269,225	$75,239	$83,675	$36,811	$73,500
____________________

(1)	Estimated interest payments for variable rate debt are based upon the LIBOR interest rate as of January 29, 2012.

(2)	Amounts represent 100% of the Company’s aggregate exposure at January 29, 2012 under loan guarantees related to franchisees in which the Company has an ownership interest. The timing of the potential payment is based upon the maturity of the guaranteed indebtedness. No demand has been made on the Company to perform under any of the guarantees.

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $1.2 million as of January 29, 2012 for uncertain tax positions due to uncertainty in predicting the timing of any such related payments.

Capital Requirements

     In the next five years, the Company plans to use cash primarily for the following activities:

  Working capital and other general corporate purposes;

  Opening new Company stores in selected markets, principally small retail shops;

  Remodeling and relocation of selected older Company shops;

  Investing in equipment to support the wholesale distribution channel;

  Maintaining and enhancing the KK Supply Chain manufacturing and distribution capabilities; and

  Investing in systems and technology.

     The Company’s capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors including the Company’s overall performance, the pace of store expansion and Company store remodels and other infrastructure needs. The amount of capital expenditures may be constrained by the operation of restrictive financial covenants to the Company’s 2011 Secured Credit Facilities. The Company currently estimates that its capital expenditures for fiscal 2013 will be in the range of $15 million to $25 million. The most significant capital expenditures currently planned for fiscal 2013 are between five and ten new stores, refurbishments to existing stores, replacement of aging delivery vehicles, refurbishment of the Company’s corporate headquarters, new point of sale software to replace existing software that is approaching the end of its useful life, enhancements to and replacements of information technology systems, new handheld hardware and software to replace existing assets used in distribution to wholesale customers that are approaching the end of their useful lives, and ongoing smaller, routine capital expenditures. The Company plans to fund these expenditures principally using cash provided by operations and current cash resources, although the Company may choose to lease certain anticipated asset acquisitions. The landlord of the Company’s corporate headquarters is obligated to fund the first $1.8 million of the headquarters refurbishing costs.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock (none of which had been repurchased as of March 30, 2012), although the Company may choose not to repurchase any stock and instead focus on other uses of cash including, but not limited to, repayment of indebtedness or additional capital expenditures. The Company’s lenders have consented to such repurchases, subject to certain conditions, as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

Inflation

     The Company does not believe that general price inflation has had a material effect on its results of operations in recent years. However, prices of agricultural commodities and fuel have been volatile in recent years. Those price changes, which have generally trended upward, have had a significant effect on the cost of flour, shortening and sugar, the three most significant ingredients used in the production of the Company’s products, as well as on the cost of gasoline consumed by the Company’s wholesale delivery fleet.

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

   Allowance for Doubtful Accounts

     Accounts receivable arise primarily from royalties earned on sales by the Company’s franchisees, sales by KK Supply Chain to our franchisees of equipment, mix and other supplies necessary to operate a Krispy Kreme store, as well as from wholesale sales by company stores to convenience and grocery stores and other customers. The Company has recorded provisions for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the provision for doubtful accounts.

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

     For intangible assets with indefinite lives, the Company performs the annual test for impairment as of December 31. The impairment test for indefinite-lived intangible assets involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. The Company estimates the fair value of its reporting units forecasting future revenues, expenses and any capital spending to derive future reporting unit cash flows, then discounts those cash flows to present value. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Changes in projections or estimates could significantly change the estimated fair values of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges. There were no goodwill impairment charges in fiscal 2012, 2011 or 2010. As of January 29, 2012, the remaining goodwill had a carrying value of $23.5 million, of which $7.8 million and $15.7 million was associated with the Domestic and International Franchise segments, respectively, each of which consists of a single reporting unit. The risk of goodwill impairment would increase in the event that the franchise segment operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

     In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will permit, but does not require, companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. Companies may elect to apply the new guidance in some periods and not in others, and to some reporting units and not to others. The Company adopted the amended guidance in the fourth quarter of fiscal 2012. Such adoption had no effect on the Company’s consolidated financial statements.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. In fiscal 2012, 2011 and 2010, the Company recorded impairment charges related to long-lived assets totaling approximately $60,000, $3.3 million and $3.1 million, respectively. Additional impairment charges may be necessary in future years.

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

   Income Taxes

     The Company recognizes deferred income tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax returns but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements.

     The Company had valuation allowances against deferred income tax assets of $10.7 million and $165.3 million at January 29, 2012 and January 30, 2011, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

     The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to over $30 million, inclusive of a $6.2 million non-recurring gain from the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Two of the most significant factors considered by management in reaching its conclusion were that the Company earned a significant pretax profit in each of the past two fiscal years and the positive trend in the Company’s earnings.

     The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized. The Company has forecasted future results using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2012. Assuming the Company generates pretax income in each future year approximating that earned in fiscal 2012, exclusive of the $6.2 million gain from the Company’s sale of its 30% equity interest in KK Mexico, which management disregarded in making its forecast, management estimates that approximately $139.6 million of its deferred tax assets will be realized in future periods. Accordingly, in the fourth quarter the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes.

     The remaining valuation allowance of $10.7 million as of January 29, 2012 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards having relatively short carryover periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

     The realization of deferred income tax assets is dependent on future events. While management believes its forecast of future taxable income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

     As described above, in making its estimate of the amount of deferred tax assets which will not be realized in future periods, the Company estimated future pretax income of $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $10.7 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance necessary at January 29, 2012. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $10.7 million to approximately $24 million.

     While the reversal of a portion of the valuation allowance increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal is expected to have the effect of reducing the Company’s earnings in years after fiscal 2012 as a result of an increase in the provision for income taxes in such years. This negative effect on earnings after fiscal 2012 is expected to occur because the reversal of the valuation allowance resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowance, any such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, in years after fiscal 2012, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, is expected to more closely reflect the blended federal and state income tax rates in jurisdictions in which the Company operates.

     Because of the expected increase in the Company’s effective income tax rate resulting from the reversal of the valuation allowance, the Company’s income tax expense after fiscal 2012 is not expected to be comparable to income tax expense in fiscal 2012 and earlier years. In addition, until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant.

   Guarantee Liabilities

     The Company has guaranteed a portion of certain loan obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of January 29, 2012, the Company has recorded liabilities of approximately $1.9 million related to such loan guarantees. The aggregate outstanding principal balance of loans subject to the Company’s guarantees was approximately $2.7 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

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

     The Black-Scholes model is capable of considering the specific features included in the options granted to the Company’s employees that are subject only to service conditions. However, there are other models which could be used to estimate their fair value. If the Company were to use different models, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using different valuation models could have a significant impact on the fair value of employee stock options.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company is exposed to market risk from increases in interest rates on its outstanding debt. All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the lenders’ prime rate, the Fed funds rate or LIBOR. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

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

     As of January 29, 2012, the Company had approximately $26 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an approximately $260,000 increase in annual interest expense on the Company’s term debt. The Company has sought to limit its exposure to rising short-term interest rates by entering into the derivative contract described above. The Company’s credit facilities and the related interest rate derivative are described in Note 12 to the consolidated financial statements appearing elsewhere herein.

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

     For the year ended January 29, 2012, the Company’s international franchisees had sales of approximately $384 million, and the Company’s related royalty revenues were approximately $21 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which the Company’s international franchisees do business would have a corresponding effect on the Company’s international royalty revenues of approximately $2.1 million.

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

     The Company operates a large fleet of delivery vehicles and is exposed to the effects of changes in gasoline prices. The Company periodically uses futures and options on futures to hedge a portion of its exposure to rising gasoline prices.

Commodity Derivatives Outstanding at January 29, 2012

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of January 29, 2012, which mature in fiscal 2013, is set forth in the table below.

Weighted
		Average Contract	Aggregate
		Price or Strike	Contract Price or	Aggregate Fair
	Contract Volume	Price	Strike Price	Value
(Dollars in thousands, except average prices)
Futures contracts:
Wheat	375,000 bu.	$7.67	$2,877	$21

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

Sensitivity to Price Changes in Commodities

     The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients and in the cost of gasoline used to fuel the Company’s delivery fleet.

				Approximate Annual
	Approximate Anticipated	Approximate Range of Prices	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2013 Purchases	Paid In Fiscal 2012	Increase	Price Increase
				(In thousands)
Flour	66 million lbs.	$0.1702 - $0.3374/lb.	$0.05/lb.	$3,300
Shortening	43 million lbs.	$0.5770 - $0.9595/lb.	$0.10/lb.	$4,300
Sugar	53 million lbs.	$0.3100 - $0.5170/lb.	N/A	N/A
Gasoline	3 million gal.	$3.04 - $3.75/gal.	$0.30/gal.	$900

     Anticipated fiscal 2013 purchases of flour, shortening and sugar set forth in the preceding table represent aggregate estimated purchases by KK Supply Chain. Approximately 52% of KK Supply Chain’s fiscal 2012 sales were to Company Stores, with the remaining 48% of sales made to domestic and international franchisees. KK Supply Chain adjusts the selling prices of it products quarterly to reflect changes in its input costs. To the extent KK Supply Chain adjusts selling prices to exactly offset changes in its input costs, the Company, through its Company Stores segment, is directly exposed to only about half of such changes in KK Supply Chain input costs. However, to the extent higher selling prices resulting from adverse movements in the cost of agricultural commodities adversely affect sales by Company franchisees, the Company’s financial results could be indirectly adversely affected by lower KK Supply Chain sales to franchisees, as well as by lower royalty revenues.

     The ranges of prices paid for fiscal 2012 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

     The Company has fixed the price of its anticipated sugar requirements for fiscal 2013 and accordingly, hypothetical effects of changes in the price of sugar have been omitted from the foregoing table.

     As of March 21, 2012, the Company has fixed the prices on approximately half of its anticipated fiscal 2013 requirements of flour and shortening at prices not materially different from prices that prevailed in fiscal 2012.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 30, 2012

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$403,217	$361,955	$346,520
Operating expenses:
Direct operating expenses (exclusive of depreciation expense shown below)	346,434	313,475	297,859
General and administrative expenses	22,188	21,870	22,793
Depreciation expense	8,235	7,389	8,191
Impairment charges and lease termination costs	793	4,066	5,903
Operating income	25,567	15,155	11,774
Interest income	166	207	93
Interest expense	(1,666)	(6,359)	(10,685)
Loss on refinancing of debt	-	(1,022)	-
Equity in income (losses) of equity method franchisees	(122)	547	(488)
Gain on sale of interest in equity method franchisee	6,198	-	-
Other non-operating income and (expense), net	215	329	(276)
Income before income taxes	30,358	8,857	418
Provision for income taxes	(135,911)	1,258	575
Net income (loss)	$166,269	$7,599	$(157)

Earnings (loss) per common share:
Basic	$2.40	$0.11	$-
Diluted	$2.33	$0.11	$-

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	January 29,	January 30,
	2012	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,319	$21,970
Receivables	21,616	20,261
Receivables from equity method franchisees	655	586
Inventories	16,497	14,635
Deferred income taxes	10,540	15
Other current assets	3,613	5,955
Total current assets	97,240	63,422
Property and equipment	75,466	71,163
Investments in equity method franchisees	-	1,663
Goodwill and other intangible assets	23,776	23,776
Deferred income taxes	129,053	-
Other assets	9,413	9,902
Total assets	$334,948	$169,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,224	$2,513
Accounts payable	10,494	9,954
Accrued liabilities	28,800	28,379
Total current liabilities	41,518	40,846
Long-term debt, less current maturities	25,369	32,874
Other long-term obligations	18,935	19,778

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	377,539	370,808
Accumulated other comprehensive loss	(336)	(34)
Accumulated deficit	(128,077)	(294,346)
Total shareholders’ equity	249,126	76,428
Total liabilities and shareholders’ equity	$334,948	$169,926

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$166,269	$7,599	$(157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	8,235	7,389	8,191
Deferred income taxes	(139,403)	(95)	(479)
Impairment charges	60	3,304	2,666
Accrued rent expense	465	(77)	(412)
Loss on disposal of property and equipment	414	621	915
Gain on sale of interest in equity method franchisee	(6,198)	-	-
Impairment of investment in equity method franchisee	-	-	500
Unrealized loss on interest rate derivatives	-	-	559
Share-based compensation	6,699	5,147	4,779
Provision for doubtful accounts	(374)	32	(161)
Amortization of deferred financing costs	422	1,561	859
Equity in (income) losses of equity method franchisees	122	(547)	488
Other	553	(330)	(225)
Change in assets and liabilities:
Receivables	(862)	(2,604)	2,151
Inventories	(1,862)	(314)	1,216
Other current and non-current assets	585	(2,506)	594
Accounts payable and accrued liabilities	(168)	1,445	(1,650)
Other long-term obligations	(1,096)	(117)	(7)
Net cash provided by operating activities	33,861	20,508	19,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,884)	(9,694)	(7,967)
Proceeds from disposals of property and equipment	44	2,949	5,752
Proceeds from sale of interest in equity method franchisee	7,723	-	-
Escrow deposit	1,800	(1,800)	-
Other investing activities	(207)	(27)	40
Net cash used for investing activities	(2,524)	(8,572)	(2,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	-	35,000	-
Repayment of long-term debt	(8,991)	(43,257)	(31,678)
Deferred financing costs	(29)	(1,348)	(954)
Proceeds from exercise of stock options	1,036	-	-
Proceeds from exercise of warrants	-	5	-
Repurchase of common shares	(1,004)	(581)	(343)
Net cash used for financing activities	(8,988)	(10,181)	(32,975)
Net increase (decrease) in cash and cash equivalents	22,349	1,755	(15,323)
Cash and cash equivalents at beginning of year	21,970	20,215	35,538
Cash and cash equivalents at end of year	$44,319	$21,970	$20,215
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$1,197	$197	$258

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 1, 2009	67,512	$361,801	$(913)	$(303,133)	$57,755
Comprehensive income (loss):
Net loss for the year ended
January 31, 2010				(157)	(157)
Foreign currency translation adjustment, net
of income taxes of $24			37		37
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $455			696		696
Total comprehensive income					576
Cancelation of restricted shares	(52)	-			-
Share-based compensation	57	4,779			4,779
Repurchase of common shares	(76)	(343)			(343)
Balance at January 31, 2010	67,441	366,237	(180)	(303,290)	62,767
Effect of adoption of new accounting
standard (Note 1)				1,345	1,345
Comprehensive income:
Net income for the year ended January 30, 2011				7,599	7,599
Foreign currency translation adjustment, net
of income taxes of $35			54		54
Amortization of unrealized loss on interest
rate derivative, net of income taxes of $60			92		92
Total comprehensive income					7,745
Exercise of warrants	-	5			5
Cancelation of restricted shares	(2)	-			-
Share-based compensation	161	5,147			5,147
Repurchase of common shares	(73)	(581)			(581)
Balance at January 30, 2011	67,527	370,808	(34)	(294,346)	76,428
Comprehensive income (loss):
Net income for the year ended
January 29, 2012				166,269	166,269
Foreign currency translation adjustment, net
of income taxes of $23			34		34
Unrealized loss on cash flow hedge, net
of income taxes of $213			(336)		(336)
Total comprehensive income					165,967
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	304	6,699			6,699
Repurchase of common shares	(128)	(1,004)			(1,004)
Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

     Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complementary products through Company-owned stores. The Company also derives revenue from franchise and development fees and royalties from franchisees. Additionally, the Company sells doughnut mix, other ingredients and supplies and doughnut-making equipment to franchisees.

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

     REVENUE RECOGNITION. A summary of the revenue recognition policies for the Company’s business segments is as follows:

  Company Stores revenue is derived from the sale of doughnuts and complimentary products to on-premises and wholesale customers. Revenue is recognized at the time of sale for on-premises sales. For wholesale sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

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

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2012, 2011 and 2010 each contained 52 weeks.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Numerator: net income (loss)	$166,269	$7,599	$(157)
Denominator:
Basic earnings per share - weighted average shares
outstanding	69,145	68,337	67,493
Effect of dilutive securities:
Stock options and warrants	1,741	1,055	-
Restricted stock and restricted stock units	611	530	-
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,497	69,922	67,493

     Stock options and warrants with respect to 7.6 million and 9.0 million shares, as well as 185,000 and 409,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the years ended January 29, 2012 and January 30, 2011 because their inclusion would be antidilutive.

     Stock options and warrants with respect to 11.0 million shares, as well as 1.2 million unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the year January 31, 2010, because the Company incurred a net loss and their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of indebtedness of franchisees. Wholesale receivables are primarily from grocery and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2012, 2011 and 2010, no customer accounted for more than 10% of Company Stores segment revenues. The two largest wholesale customers collectively accounted for approximately 14%, 13% and 12% of Company Stores segment revenues in fiscal 2012, 2011 and 2010, respectively. The two wholesale customers with the largest trade receivables balances collectively accounted for approximately 22% and 23% of total wholesale customer receivables at January 29, 2012 and January 30, 2011, respectively.

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

     The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $1.3 million, $1.8 million and $3.2 million in fiscal 2012, 2011 and 2010, respectively. Such adjustments represent changes in estimates of the ultimate cost of incurred claims.

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

     FOREIGN CURRENCY TRANSLATION. Until May 2011, the Company had an ownership interest in its franchisee in Mexico, which was accounted for using the equity method. The functional currency of the franchisee is the local currency. Assets and liabilities of these operations were translated into U.S. dollars using exchange rates as of the balance sheet date, and revenues, expenses and the Company’s equity in the earnings or losses of the franchisee are translated using the average exchange rate for the reporting period. The resulting cumulative translation adjustments were reported, net of income taxes, as a component of accumulated other comprehensive income. Transaction gains and losses resulting from remeasuring transactions denominated in currencies other than an entity’s functional currency are reflected in earnings. The Company also has an ownership interest in its franchisee in Western Canada that is accounted for using the equity method. The carrying value of this investment has been reduced to zero.

     COMPREHENSIVE INCOME. Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of shareholders’ equity, and are summarized in the following table:

	January 29,	January 30,
	2012	2011
	(In thousands)
Accumulated other comprehensive income (loss):
Unrealized losses on interest rate derivatives	$(549)	$-
Cumulative foreign currency translation adjustment	-	(57)
	(549)	(57)
Less: deferred income taxes	213	23
	$(336)	$(34)

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

Recent Accounting Pronouncements

     In September 2011, the Financial Accounting Standard Board (the “FASB”) amended the guidance on the annual testing of goodwill for impairment. The amended guidance permits, but does not require, companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. Companies may elect to apply the new guidance in some periods and not in others, and to some reporting units and not to others. The Company adopted the amended guidance in the fourth quarter of fiscal 2012. Such adoption had no effect on the Company’s consolidated financial statements.

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

     In May 2011, the FASB issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The ASU is effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting standards to have a material effect on the Company’s financial condition or results of operations.

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

Note 2 — Segment Information

     The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies and doughnut making equipment to both Company and franchisee-owned stores.

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

     The following table presents the results of operations of the Company’s operating segments for fiscal 2012, 2011 and 2010. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

		Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Revenues:
Company Stores	$271,657	$245,841	$246,373
Domestic Franchise	9,463	8,527	7,807
International Franchise	22,621	18,282	15,907
KK Supply Chain:
Total revenues	206,453	181,594	162,127
Less – intersegment sales elimination	(106,977)	(92,289)	(85,694)
External KK Supply Chain revenues	99,476	89,305	76,433
Total revenues	$403,217	$361,955	$346,520

Operating income (loss):
Company Stores	$284	$(4,238)	$2,288
Domestic Franchise	3,737	3,498	3,268
International Franchise	15,054	12,331	9,896
KK Supply Chain	30,160	30,213	25,962
Total segment operating income	49,235	41,804	41,414
Unallocated general and administrative expenses	(22,875)	(22,583)	(23,737)
Impairment charges and lease termination costs	(793)	(4,066)	(5,903)
Consolidated operating income	$25,567	$15,155	$11,774

Depreciation expense:
Company Stores	$6,593	$5,641	$6,293
Domestic Franchise	219	220	71
International Franchise	6	7	-
KK Supply Chain	730	808	883
Corporate administration	687	713	944
Total depreciation expense	$8,235	$7,389	$8,191

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2012, 2011 and 2010 include approximately $42 million, $37 million and $32 million, respectively, from customers outside the United States.

Note 3 — Income Taxes

     The components of the provision for income taxes are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Current	$3,492	$1,353	$1,054
Deferred	(139,403)	(95)	(479)
	$(135,911)	$1,258	$575

     A reconciliation of a tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Income taxes at statutory federal rate	$10,625	$3,100	$146
State income taxes	1,000	898	162
Realization of net deferred tax assets	(15,061)	-	-
Change in valuation allowance on deferred income tax assets	(139,593)	(3,835)	1,100
Accruals for uncertain tax positions	241	(50)	74
Accruals for interest and penalties	(30)	(64)	86
Foreign tax on sale of interest in KK Mexico	1,492	-	-
Other foreign taxes, principally withholding taxes	1,764	1,513	1,400
Federal benefit of foreign taxes:
Foreign tax credit carryforward	-	-	(1,400)
Deduction for foreign income taxes	(1,125)	(530)	-
Other changes in tax credit carryforwards	20	(36)	(99)
Change in estimated future blended state income tax rate	3,749	-	-
Other	1,007	262	(894)
	$(135,911)	$1,258	$575

     The Company recognizes deferred income tax assets and liabilities based upon management’s expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in the Company’s tax returns but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which the Company has already recorded a tax benefit in its consolidated financial statements.

     The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

     The tax effects of temporary differences are as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$13,060	$16,734
Allowance for doubtful accounts	449	527
Other current assets	1,585	1,932
Property and equipment	2,194	923
Other non-current assets	3,161	3,956
Insurance accruals	3,609	3,909
Deferred revenue	1,841	2,119
Other current liabilities	6,718	6,746
Accrued litigation settlement	7,174	7,315
Other non-current liabilities	2,239	2,490
Non-employee stock warrants	2,596	2,647
Share-based compensation	7,984	6,979
Federal net operating loss carryforwards	76,070	84,739
Federal tax credit carryforwards	6,224	6,283
Charitable contributions carryforward	789	664
State net operating loss and credit carryforwards	13,938	17,121
Other	614	435
Gross deferred income tax assets	150,245	165,519
Valuation allowance on deferred income tax assets	(10,652)	(165,306)
Deferred income tax assets, net of valuation allowance	139,593	213
Deferred income tax liabilities	-	(213)
Net deferred income tax assets	$139,593	$-

     Amounts in the above table as of January 30, 2011 differ from those previously reported due to refinements in the computation of loss carryforwards and credit carryforwards. As a result of these changes, deferred tax assets and the related valuation allowance increased by the same amount, and there was no net change in deferred income taxes at that date.

     The Company had valuation allowances against deferred tax assets of $10.7 million and $165.3 million at January 29, 2012 and January 30, 2011, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from of the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

     The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to over $30 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. In addition, during fiscal 2012 the Company realized approximately $15.1 million of additional deferred tax assets, principally from the utilization of net operating loss carryovers to offset fiscal 2012 taxable income.

     The remaining valuation allowance of $10.7 million as of January 29, 2012 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

     The realization of deferred income tax assets is dependent on future events. While management believes its forecast of future taxable income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

     The changes in the valuation allowance on deferred income tax assets are summarized as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Valuation allowance on deferred tax assets:
Balance at beginning of year	$165,306	$169,141	$168,041
Realization of net deferred tax assets	(15,061)	-	-
Change in allowance credited to earnings	(139,593)	(3,835)	1,100
Balance at end of year	$10,652	$165,306	$169,141

     Deferred income tax assets and liabilities are reflected in the accompanying consolidated balance sheet as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Net current assets	$10,540	$15
Net noncurrent assets	129,053	-
Net noncurrent liabilities	-	(15)
Net asset	$139,593	$-

     The Company has approximately $218 million of federal income tax loss carryforwards expiring in fiscal 2024 through 2031. In addition to this amount, the Company has approximately $22 million of federal income tax loss carryforwards resulting from tax deductions related to stock options and other equity awards to employees, the tax benefits of which, if subsequently realized, will be recorded as additions to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2013 through 2031. The Company has $6.2 million of federal tax credit carryforwards expiring in fiscal 2014 through 2031, principally consisting of federal foreign tax credit carryforwards. The Company also has $400,000 of state income tax credit carryforwards expiring in fiscal 2014 through 2026.

     In fiscal 2008, the Company issued warrants to acquire shares of the Company’s common stock at a price of $12.21 per share, as more fully described in Note 15. Such warrants expired worthless subsequent to January 29, 2012 and, accordingly, the Company will not be entitled to any income tax deduction related to them. Deferred tax assets at January 29, 2012 include approximately $7.2 million related to these warrants. In accordance with GAAP, such amount will be charged to common stock in the first quarter of fiscal 2013 because common stock in the accompanying consolidated balance sheet includes cumulative credits related to share based compensation in excess of such amount.

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service (the “IRS”) and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. Generally, the IRS and other tax authorities are permitted to examine the Company’s income tax returns and propose adjustments to those returns for a three year period following the filing of the returns, and thereafter are barred by the statute of limitations from proposing adjustments to the returns. An important exception is that the tax authorities may challenge a deduction for a loss carryforward in the year in which the carryforward is utilized (which may be many years following the year in which the loss was incurred), unless the tax authorities previously have examined the tax return for the loss year. The IRS has not examined the Company’s federal income tax returns for years subsequent to fiscal 2004, all of which, except for fiscal 2010 and 2012, were loss years. Accordingly, all such years remain subject to examination by the IRS notwithstanding the statute of limitations. Losses incurred in such years constitute substantially all of the Company’s federal tax loss carryovers. A substantial portion of the Company’s state net operating loss carryforwards remain subject to examination by state tax authorities for similar reasons.

     Income tax payments, net of refunds, were $3.3 million, $1.0 million and $1.5 million in fiscal 2012, 2011 and 2010, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees. The fiscal 2012 tax payments also reflect approximately $1.5 million of Mexican taxes arising from the Company’s sale of its 30% equity interest in KK Mexico described in Note 8. The fiscal 2011 amount is net of a federal income tax refund of $560,000 resulting from enactment of the Worker, Homeownership and Business Assistance Act of 2009.

     The Company had $1.2 million of unrecognized tax benefits as of January 29, 2012, all of which, if subsequently recognized, would be recorded as a credit to income tax expense.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,365	$1,883	$1,763
Increases in positions related to the current year	102	85	358
Increases (decreases) in positions taken in prior years	(10)	28	1
Lapsing of statutes of limitations	(292)	(631)	(239)
Unrecognized tax benefits at end of year	$1,165	$1,365	$1,883

     The amount of unrecognized tax benefits may decrease in fiscal 2013 from the lapsing of statutes of limitations. The total amount of unrecognized tax benefits is not expected to change materially in fiscal 2013, and any such changes, if recognized, are not expected to have any material effect on income tax expense.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s balance sheet reflects approximately $380,000 and $410,000 of accrued interest and penalties as of January 29, 2012 and January 30, 2011, respectively.

Note 4 — Receivables

     The components of trade receivables are as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Receivables:
Wholesale customers	$10,169	$9,990
Unaffiliated franchisees	11,405	9,805
Other receivables	1,015	1,565
Current portion of notes receivable	185	235
	22,774	21,595
Less — allowance for doubtful accounts:
Wholesale customers	(349)	(326)
Unaffiliated franchisees	(809)	(1,008)
	(1,158)	(1,334)
	$21,616	$20,261

Receivables from Equity Method Franchisees (Note 8):
Trade	$655	$586

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of year	$1,334	$1,343	$2,857
Provision for doubtful accounts	65	362	(769)
Net chargeoffs	(241)	(224)	(745)
Transfers to allowances for notes receivable (Note 10)	-	(147)	-
Balance at end of year	$1,158	$1,334	$1,343

Allowance for doubtful accounts related to receivables from Equity Method
Franchisees:
Balance at beginning of year	$-	$739	$249
Provision for doubtful accounts	(27)	(35)	490
Net chargeoffs	27	(233)	-
Transfers to allowances for notes receivable (Note 10)	-	(471)	-
Balance at end of year	$-	$-	$739

     See Note 10 for information about notes receivable from franchisees.

Note 5 — Inventories

     The components of inventories are as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Raw materials	$5,306	$5,265
Work in progress	89	54
Finished goods and purchased merchandise	11,102	9,316
	$16,497	$14,635

Note 6 — Other Current Assets

     Other current assets consist of the following:

	January 29,	January 30,
	2012	2011
	(In thousands)
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 10, 11 and 13)	$561	$477
Agricultural commodity futures contracts	21	144
Escrow deposit (Note 12)	-	1,800
Prepaid expenses and other	3,031	3,534
	$3,613	$5,955

Note 7 — Property and Equipment

     Property and equipment consists of the following:

	January 29,	January 30,
	2012	2011
	(In thousands)
Land	$13,842	$13,843
Buildings	64,310	61,304
Leasehold improvements	11,610	9,596
Machinery and equipment	51,100	46,955
Computer software	6,856	6,521
Construction in progress	378	1,593
	148,096	139,812
Less: accumulated depreciation	(72,630)	(68,649)
	$75,466	$71,163

     Machinery and equipment includes assets acquired under capital leases having a net book value of $674,000 and $387,000 at January 29, 2012 and January 30, 2011, respectively. Buildings acquired under capital leases have a net book value of $543,000 at January 29, 2012.

Note 8 — Investments in Franchisees

     As of January 29, 2012, the Company had investments in three franchisees. These investments were made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as of
		January 29,	Ownership%
	Geographic Market	2012	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon,	10	25.0%	75.0%
	Washington
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	South Florida	3	35.3%	64.7%

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	January 29, 2012
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$308	$-	$739
Kremeworks Canada, LP	-	20	-	-
Krispy Kreme of South Florida, LLC	-	327	-	1,946
	900	655	-	$2,685
Less: reserves and allowances	(900)	-	-
	$-	$655	$-

	January 30, 2011
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$270	$-	$1,008
Kremeworks Canada, LP	-	22	-	-
Krispy Kreme of South Florida, LLC	-	190	-	2,161
Krispy Kreme Mexico, S. de R.L. de C.V.	1,663	104	391	-
	2,563	586	391	$3,169
Less: reserves and allowances	(900)	-	(391)
	$1,663	$586	$-

     The loan guarantee amounts in the preceding tables represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which as amended, matures in October 2012. The aggregate amount of such indebtedness was approximately $3.7 million at January 29, 2012.

     Current liabilities at January 29, 2012 and January 30, 2011 include accruals for potential payments under loan guarantees of approximately $1.9 million and $2.2 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee. While there is no current demand on the Company to perform under either of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 29, 2012, additional guarantee payments or provisions for guarantee payments could be required with respect to either of the guarantees, and such payments or provisions could be significant.

     In December 2011, the Company, KKSF and KKSF’s majority owner entered into a restructuring agreement pursuant to which KKSF is to pay to the Company past due amounts totaling approximately $825,000, all of which the Company had written off in prior years. KKSF paid a total of $180,000 of such amount following the execution of the agreement, and is to commence repayment of the remaining amount not later than January 2014. All amounts paid under the agreement will be recorded as bad debt recoveries. At such time as KKSF has paid all the agreed upon amounts and the Company has been released from all guarantees of KKSF indebtedness (and the Company has been reimbursed for any and all amounts paid by the Company pursuant to the guarantees), the Company has agreed to convey to KKSF’s majority owner all of the Company’s membership interests in KKSF, provided that neither KKSF nor its majority owner are then in default under any agreement between either of them and the Company.

     The following table summarizes the Company’s obligations under the loan guarantees as of January 29, 2012 and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

	Guarantee	Total Loan	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2013	2014	2015	2016	2017	Thereafter
			(In thousands)
Kremeworks, LLC	20%	$739	$739	$-	$-	$-	$-	$-
Krispy Kreme of
South Florida, LLC	100%	1,946	1,946	-	-	-	-	-
		$2,685	$2,685	$-	$-	$-	$-	$-

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

     In connection with the Company’s sale of its KK Mexico interest, KK Mexico paid approximately $765,000 of amounts due to the Company which were evidenced by promissory notes, relating principally to past due royalties and fees due to the Company. As a consequence of this payment, in the quarter ended May 1, 2011, the Company reversed an allowance for doubtful notes receivable of approximately $391,000 and recorded royalty and franchise fee income of approximately $280,000 and $95,000 respectively. The reserve had previously been established, and the royalties and fees had not previously been recognized as revenue, because of uncertainty surrounding the collection of these amount.

	Summary Financial Information (1)
		Operating
		Income	Net Income	Current	Noncurrent	Current	Noncurrent	Total Equity
	Revenues	(Loss)	(Loss) (2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
Kremeworks, LLC
2012	$17,731	$(1,056)	$(1,325)	$1,037	$12,380	$10,109	$1,887	$1,421
2011	16,984	(1,736)	(2,036)	1,069	14,051	11,203	1,957	1,960
2010	17,091	(2,740)	(3,138)	1,510	15,961	12,613	1,784	3,074
Kremeworks Canada, LP
2012	1,438	(180)	(282)	524	1,401	3,674	-	(1,749)
2011	1,399	327	231	446	1,564	3,505	-	(1,495)
2010	1,286	(764)	(862)	424	1,800	3,896	-	(1,672)
Krispy Kreme of South
Florida, LLC
2012	13,201	844	(1,008)	948	2,378	3,449	1,407	(1,530)
2011	12,554	1,461	1,274	1,030	4,730	4,113	4,612	(2,965)
2010	11,256	1,346	1,102	1,173	3,991	4,793	4,592	(4,221)
Krispy Kreme Mexico,
S. de R.L de C.V.
2011	18,616	2,035	1,889	4,591	6,128	3,356	166	7,197
2010	15,346	1,052	860	3,354	6,390	4,725	-	5,019
____________________

(1)	Amounts shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2011, 2010 and 2009, and on or about December 31, 2011, 2010 and 2009.

(2)	The net income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 9 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	January 29,	January 30,
	2012	2011
	(In thousands)
Indefinite-lived intangible assets:
Goodwill associated with International Franchise segment	$15,664	$15,664
Goodwill associated with Domestic Franchise segment	7,832	7,832
Goodwill associated with Company Stores segment, net of accumulated impairment losses of
$139.4 million	-	-
Goodwill associated with KK Supply Chain segment, net of accumulated impairment losses of
$213,000	-	-
Reacquired franchise rights associated with Company Stores segment, net of accumulated
impairment losses of $1.8 million	280	280
	$23,776	$23,776

Note 10 — Other Assets

     The components of other assets are as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Non-current portion of claims against insurance carriers related to self-insurance
programs (Note 1, 6, 11 and 13)	$2,955	$2,543
Deposits	2,837	3,399
Deferred financing costs, net of accumulated amortization	1,464	1,886
401(k) mirror plan assets (Note 13 and 19)	1,039	796
Non-current portion of notes receivable	524	918
Interest rate derivative	53	-
Other	541	360
	$9,413	$9,902

     The Company has notes receivable from certain of its franchisees which are summarized in the following table. As of January 29, 2012 and January 30, 2011, substantially all of the notes receivable were being paid in accordance with their terms.

	January 29,	January 30,
	2012	2011
	(In thousands)
Notes receivable:
Note receivable from Equity Method Franchisee arising from past due royalties	$-	$391
Note receivable arising from refranchising transaction	401	654
Notes receivable arising from sale of real estate	-	148
Other	376	498
	777	1,691
Less — portion due within one year	(185)	(235)
Less — allowance for doubtful accounts	(68)	(538)
	$524	$918

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$538	$129	$-
Provision for doubtful accounts	(412)	(295)	118
Chargeoffs	(79)	(119)	-
Recoveries	21	205	11
Transfers from allowances for trade receivables (Note 4)	-	618	-
Balance at end of year	$68	$538	$129

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million and $3.7 million at January 29, 2012 and January 30, 2011, respectively, representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently with respect to any of the January 29, 2012 amount or $3.3 million of the January 30, 2011 amount. During fiscal 2012, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8. During fiscal 2012, the Company also reversed an allowance for doubtful notes receivable of approximately $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011. Collections on these promissory notes are being recorded as revenue as they are received.

Note 11 — Accrued Liabilities

     The components of accrued liabilities are as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Accrued compensation	$8,876	$7,938
Accrued vacation pay	5,196	5,024
Current portion of self-insurance claims, principally worker's compensation
(Notes 1, 6, 10 and 13)	3,623	3,642
Accrued guarantee liabilities (Notes 14, 17 and 8)	2,927	2,518
Accrued taxes, other than income	1,851	1,795
Accrued health care claims	1,112	1,136
Customer deposits	902	1,208
Current portion of lease termination costs (Notes 13 and 16)	458	648
Current portion of deferred franchise fee revenue	418	213
Accrued professional fees	262	283
Accrued interest	87	11
Other	3,088	3,963
	$28,800	$28,379

     The changes in the assets and liabilities associated with self-insurance programs are summarized as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Accrual for self-insurance programs, net of receivables from stop-loss policies:
Balance at beginning of year	$8,760	$9,777	$11,781
Additions charged to costs and expenses	3,158	2,538	1,372
Claims payments	(3,715)	(3,555)	(3,376)
Balance at end of year	$8,203	$8,760	$9,777
Accrual reflected in:
Accrued liabilities	$3,623	$3,642	$4,245
Other long-term obligations	8,096	8,138	9,327
Claims receivable under stop-loss insurance policies included in:
Other current assets	(561)	(477)	(679)
Other assets	(2,955)	(2,543)	(3,116)
	$8,203	$8,760	$9,777

Note 12 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	January 29,	January 30,
	2012	2011
	(In thousands)
2011 Term Loan	$26,305	$35,000
Capital lease obligations	1,288	387
	27,593	35,387
Less: current maturities	(2,224)	(2,513)
	$25,369	$32,874

     The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2013	$2,224
2014	2,149
2015	1,977
2016	20,668
2017	-
Thereafter	575
$27,593

   2011 Secured Credit Facilities

     On January 28, 2011, the Company closed new secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which mature in January 2016. The 2011 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. The Company used the proceeds of the 2011 Term Loan to repay the approximate $35 million principal outstanding balance under the Company’s prior secured credit facilities (the “2007 Secured Credit Facilities”) described below, which were then terminated. The Company recorded a pretax charge of approximately $1.0 million in the fourth quarter of fiscal 2011 to write off a majority of the unamortized deferred debt issuance costs related to the terminated facility and to record certain expenses related to the new facility.

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of January 29, 2012, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Margin was 2.25%.

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

     The 2011 Revolver contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $12.5 million of letters of credit were issued under the 2011 Revolver to replace letters of credit issued under the terminated facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. Such letters of credit totaled $10.2 million as of January 29, 2012.

     The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit, as well as a fronting fee of 0.125% of the amount of such letter of credit. There also is a fee on the unused portion of the 2011 Revolver lending commitment, ranging from 0.35% to 0.65%, depending on the Company’s leverage ratio.

     The 2011 Term Loan is payable in quarterly installments of approximately $470,000 (as adjusted to give effect to principal prepayments), and a final installment equal to the remaining principal balance in January 2016. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow an aggregate of $1.8 million with respect to nine properties for which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company did not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date would have been used to make a prepayment of principal on the 2011 Term Loan. During fiscal 2012, all documentation was furnished by the Company and the entire $1.8 million of the escrowed amount was returned to the Company.

     The 2011 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio was required to be not greater than 2.75 to 1.0 in fiscal 2012 and 2.5 to 1.0 thereafter. The fixed charge coverage ratio is required to be not less than 1.05 to 1.0 in fiscal 2012, increasing to a minimum of 1.1 to 1.0 in fiscal 2013 and to 1.2 to 1.0 thereafter.

     As of January 29, 2012, the Company’s leverage ratio was approximately 0.9 to 1.0 and the fixed charge coverage ratio was approximately 3.0 to 1.0.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company’s lenders consented to such repurchases, subject to certain conditions, the most significant of which are that such repurchases, if any, must be made on or before June 30, 2013, and that for the Reference Period (defined below) immediately preceding any such repurchases, the Leverage Ratio shall be not greater than 2.0 to 1.0 and the Fixed Charge Coverage Ratio shall be not less than 1.5 to 1.0.

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

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2011 Secured Credit Facilities to mean, for each Reference Period, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on asset dispositions, and provisions for payments on guaranty obligations, plus the sum of interest expense, income taxes, depreciation, rent expense and lease termination costs, and non-cash charges; and minus the sum of non-cash credits, interest income, Cash Lease Payments, and payments on guaranty obligations in excess of $1 million during the Reference Period or $3 million in the aggregate.

     “Cash Lease Payments” means the sum of cash paid or required to be paid for obligations under operating leases for real property and equipment (net of sublease income), lease payments on closed stores (but excluding payments in settlement of future obligations under terminated operating leases), and cash payments in settlement of future obligations under terminated operating leases to the extent the aggregate amount of such payments exceeds $1.5 million during a Reference Period or $5.0 million in the aggregate.

     “Consolidated Fixed Charges” means the sum of cash interest expense, Cash Lease Payments, and scheduled principal payments of indebtedness.

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at January 29, 2012.

     The 2011 Secured Credit Facilities also contain covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments (including investments in and advances to franchisees which own and operate Krispy Kreme stores); dividends and stock redemptions or repurchases; transactions with affiliates; engaging in materially different lines of business; sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2011 Secured Credit Facilities also prohibit the transfer of cash or other assets to KKDI from its subsidiaries, whether by dividend, loan or otherwise, but provide for exceptions to enable KKDI to pay taxes, directors’ fees and operating expenses.

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

   2007 Secured Credit Facilities

     In February 2007, the Company closed the 2007 Secured Credit Facilities totaling $160 million then consisting of a $50 million revolving credit facility maturing in February 2013 (the “2007 Revolver”) and a $110 million term loan maturing in February 2014 (the “2007 Term Loan”). The 2007 Secured Credit Facilities were secured by a first lien on substantially all of the assets of the Company and its subsidiaries.

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

   Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of January 29, 2012 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2013	$11,098	$562
2014	10,152	450
2015	9,759	224
2016	7,496	97
2017	6,106	98
Thereafter	68,641	1,834
	$113,252	3,265
Less: portion representing interest and executory costs		(1,977)
		$1,288

     Rent expense, net of rental income, totaled $12.0 million in fiscal 2012, $10.8 million in fiscal 2011 and $9.6 million in fiscal 2010. Such rent expense includes rents under non-cancelable operating leases as well as sundry short-term rentals.

   Cash Payments of Interest

     Interest paid, inclusive of deferred financing costs, totaled $1.8 million in fiscal 2012, $8.1 million in fiscal 2011 and $11.2 million in fiscal 2010.

Note 13 — Other Long-Term Obligations

     The components of other long-term obligations are as follows:

	January 29,	January 30,
	2012	2011
	(In thousands)
Non-current portion of self-insurance claims, principally worker's compensation
(Notes 1, 6, 10 and 11)	$8,096	$8,138
Accrued rent expense	5,070	4,605
Non-current portion of deferred franchise fee revenue	2,456	3,040
Mirror 401(k) plan liability (Notes 10 and 19)	1,039	796
Non-current portion of lease termination costs (Notes 11 and 16)	251	1,347
Other	2,023	1,852
	$18,935	$19,778

Note 14 — Commitments and Contingencies

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

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a state court suit against the Company alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3 million relating to indemnity claims and breach of the lease.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts.

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $2.7 million at January 29, 2012, and are summarized in Note 8. These guarantees require payment from the Company in the event of default on payment by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $1.9 million as of January 29, 2012 and $2.2 million as of January 30, 2011, and is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at January 29, 2012, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $10.2 million at January 29, 2012, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to several years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of January 29, 2012, the Company had approximately $109 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

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

Note 15 — Shareholders’ Equity

   Share-Based Compensation for Employees and Directors

     The Company’s shareholders approved the 2000 Stock Incentive Plan (the “2000 Plan”), under which incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock (or units) and common shares may be awarded. The maximum number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 13.0 million, of which 1.6 million remain available for grant through June 30, 2012. The 2000 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

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

     The aggregate cost of SBP awards charged to earnings for fiscal 2012, 2011 and 2010 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
		(In thousands)
Costs charged to earnings related to:
Stock options	$3,480	$1,722	$1,254
Restricted stock and restricted stock units	3,219	3,425	3,525
Total costs	$6,699	$5,147	$4,779

Costs included in:
Direct operating expenses	$2,829	$2,079	$1,673
General and administrative expenses	3,870	3,068	3,106
Total costs	$6,699	$5,147	$4,779

     During each of the last three fiscal years, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $1.0 million, $581,000 and $343,000 in fiscal 2012, fiscal 2011 and 2010, respectively. The aggregate fair value of the surrendered shares has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 also provide that the price of the Company’s common stock must increase by 20% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2000 Plan. The weighted average assumptions used in valuing stock options in fiscal 2012, 2011 and 2010 are set forth in the following table:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Expected life of option	7.0 years	7.0 years	7.0 years
Risk-free interest rate	1.41%	2.66%	3.12%
Expected volatility of stock	70.0%	50.0%	50.0%
Expected dividend yield	-	-	-

     The expected life of stock options valued using the Black-Scholes option pricing model is estimated by reference to historical experience and any relevant characteristics of the option. The expected life of stock options valued using Monte Carlo simulation techniques is based upon the vesting dates forecasted by the simulation and then assuming that options which vest are exercised at the midpoint between the forecasted vesting date and their expiration. The risk-free rate of interest is based on the yield of a zero-coupon U.S. Treasury bond on the date the award is granted having a maturity approximately equal to the expected term of the award. Expected volatility is estimated based upon the historical volatility of the Company’s common shares. The Company uses historical employee turnover data to estimate forfeitures of awards prior to vesting.

     The number of options granted during fiscal 2012, 2011 and 2010 and the aggregate and weighed average fair value of such options were as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Weighted average fair value per share of options granted	$4.64	$3.44	$1.45
Total number of options granted	1,040,000	905,000	870,000
Total fair value of all options granted	$4,824,200	$3,115,000	$1,260,500

     The following table summarizes stock option transactions for fiscal 2012, 2011 and 2010.

				Weighted
				Average
		Weighted Average	Aggregate	Remaining
	Shares Subject	Exercise Price Per	Intrinsic	Contractual
	to Option	Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at February 1, 2009	5,913,000	$14.70	$-	6.2 years
Granted	870,000	$2.65
Exercised	-	$-	$-
Expired	(418,900)	$21.77
Forfeited	(215,200)	$2.36
Outstanding at January 31, 2010	6,148,900	$12.94	$1,383	5.9 years
Granted	905,000	$6.39
Exercised	-	$-	$-
Expired	(214,500)	$13.44
Forfeited	(905,700)	$27.04
Outstanding at January 30, 2011	5,933,700	$9.77	$12,507	6.5 years
Granted	1,040,000	$7.00
Exercised	(396,900)	$2.61	$2,721
Expired	(504,000)	$17.60
Forfeited	(263,400)	$3.91
Outstanding at January 29, 2012	5,809,400	$9.35	$14,572	6.6 years
Exercisable at January 29, 2012	3,021,900	$12.43	$9,272	4.8 years

     Additional information regarding stock options outstanding as of January 29, 2012 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining
				Contractual	Weighted Average		Weighted Average
Range of Exercise Prices			Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$1.40	-	$3.41	2,481,600	6.9	$2.46	1,799,100	$2.50
$6.39	-	$9.71	2,205,000	8.8	$7.22	180,000	$9.71
$12.52	-	$15.36	407,400	3.0	$13.86	327,400	$14.19
$28.11	-	$28.11	112,800	1.0	$28.11	112,800	$28.11
$30.98	-	$44.22	602,600	1.1	$39.00	602,600	$39.00

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock) under the 2000 Plan. The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2012, 2011 and 2010:

		Weighted
		Average Grant
	Unvested	Date Fair
	Shares	Value
Unvested at February 1, 2009	1,833,800	$3.86
Granted	727,200	$3.14
Vested	(1,111,200)	$2.96
Forfeited	(63,600)	$5.65
Unvested at January 31, 2010	1,386,200	$4.13
Granted	420,000	$4.29
Vested	(786,500)	$4.17
Forfeited	(15,200)	$4.16
Unvested at January 30, 2011	1,004,500	$4.16
Granted	668,400	$7.65
Vested	(549,300)	$4.95
Forfeited	(67,100)	$4.42
Unvested at January 29, 2012	1,056,500	$5.95

     The total fair value as of the grant date of shares vesting during fiscal 2012, 2011 and 2010 was $2.7 million, $3.3 million and $3.3 million, respectively.

     As of January 29, 2012, the total unrecognized compensation cost related to SBP awards was approximately $8.5 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.5 years.

     At January 29, 2012, there were approximately 8.4 million shares of common stock reserved for issuance pursuant to awards granted under the 2000 Plan.

   Common Shares and Warrants Issued in Connection With Settlement of Litigation

     In fiscal 2008, the Company issued warrants to acquire 4.3 million shares of common stock at a price of $12.21 per share in connection with the settlement of certain litigation. The warrants expired unexercised on March 2, 2012.

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

   Share Repurchase Authorization

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock (none of which had been repurchased as of March 30, 2012).

Note 16 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$60	$3,437	$3,108
Impairment of long-lived assets - adjustments to previously recorded
estimates	-	(173)	-
Impairment of reacquired franchise rights	-	40	40
Recovery from bankruptcy estate of former subsidiary	-	-	(482)
Total impairment charges	60	3,304	2,666
Lease termination costs:
Provision for termination costs	733	1,449	4,195
Less — reversal of previously recorded accrued rent expense	-	(687)	(958)
Net provision	733	762	3,237
Total impairment charges and lease termination costs	$793	$4,066	$5,903

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $60,000, $3.4 million and $3.1 million in fiscal 2012, 2011 and 2010, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment.

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$1,995	$1,679	$1,880
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	-	422	2,427
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	656	832	1,580
Accretion of discount	77	195	188
Total provision	733	1,449	4,195
Proceeds from assignment of leases	-	-	62
Payments on unexpired leases, including settlements with lessors	(2,019)	(1,133)	(4,458)
Total reductions	(2,019)	(1,133)	(4,396)
Balance at end of year	$709	$1,995	$1,679
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$458	$648	$298
Other long-term obligations	251	1,347	1,381
	$709	$1,995	$1,679

Note 17 — Other Non-Operating Income and Expense

     The components of other non-operating income and (expense) are as follows:

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
Foreign currency transaction loss	$-	$-	$(1)
Impairment charges related to KK Mexico	-	-	(500)
Provision for guarantee payments	215	329	225
	$215	$329	$(276)

     In fiscal 2010, the Company recorded a charge of approximately $500,000 to reflect a decline in the value of an investment in an Equity Method Franchisee, KK Mexico, that management concluded was other than temporary.

Note 18 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $9.5 million, $8.5 million and $7.8 million in fiscal 2012, 2011 and 2010, respectively, of sales to stores owned by franchisees in which the Company had an ownership interest. Revenues also include royalties from these franchisees of $1.8 million, $1.9 million and $1.6 million in fiscal 2012, 2011 and 2010, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 4. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of the beneficial owner of approximately 13% of the Company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $7.8 million in fiscal 2012, $9.2 million in fiscal 2011 and $8.9 million in fiscal 2010. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

     In fiscal 2010, the Company entered into a contract to refurbish the interior and exterior of two Company stores with Cummings Incorporated (“Cummings”), a store exterior design and remodeling company of which an independent director of the Company was a 60% indirect owner. The Company paid Cummings approximately $380,000 in fiscal 2011, to complete the refurbishment of the two stores. While the unique nature of the refurbishing services provided by Cummings was not directly comparable to those provided by competitors, management believes the terms of the contract were no less favorable than could have been obtained from a non-affiliated entity for conventional remodeling services.

Note 19 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of the Company’s general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $1.0 million and $796,000 at January 29, 2012 and January 30, 2011, respectively.

     The Company currently matches 50% of the first 6% of compensation contributed by each employee to these plans. Contributions expense for these plans totaled $820,000 in fiscal 2012, $780,000 in fiscal 2011 and $730,000 in fiscal 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 29, 2012 and January 30, 2011.

	January 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,039	$-	$-
Agricultural commodity futures contracts	21	-	-
Interest rate derivative	-	53	-
Total assets	$1,060	$53	$-

	January 30, 2011
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$796	$-	$-
Agricultural commodity futures contracts	144	-	-
Total assets	$940	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the year ended January 29, 2012 and January 30, 2011.

	Year Ended January 29, 2012
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$1,130	$-	$(60)
Lease termination liabilities	-	-	-	-

	Year Ended January 30, 2011
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$4,123	$-	$(3,437)
Lease termination liabilities	-	422	-	265

   Long-Lived Assets

     During the year ended January 29, 2012, long-lived assets with an aggregate carrying value of $1.2 million were written down to their estimated fair values of $1.1 million, resulting in recorded impairment charges of $60,000, as described in Note 16. During the year ended January 30, 2011, long-lived assets with an aggregate carrying value of $7.5 million were written down to their estimated fair values of $4.1 million, resulting in recorded impairment charges of $3.4 million. During fiscal 2012 and 2011, the Company recorded impairment charges related to long-lived assets, substantially all of which were real properties; the fair values of these assets were estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. The charges relate to stores closed, refranchised or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. These inputs are classified as Level 2 within the valuation hierarchy.

   Lease Termination Liabilities

     During the fiscal year ended January 30, 2011, the Company recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 16; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the year ended January 30, 2011, $687,000 of previously recorded accrued rent expense related to two store closures and a store relocation exceeded the $422,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of January 29, 2012 and January 30, 2011 were as follows:

	January 29, 2012		January 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$44,319	$44,319	$21,970	$21,970
Receivables	21,616	21,616	20,261	20,261
Receivables from Equity Method Franchisees	655	655	586	586
Agriculture commodity futures contracts	21	21	144	144
Interest rate derivative	53	53	-	-

Liabilities:
Accounts payable	10,494	10,494	9,954	9,954
Long-term debt (including current maturities)	27,593	27,593	35,387	35,387

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, the Company purchases, from time to time, exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as cash flow from operating activities. At January 29, 2012, the Company had commodity derivatives with an aggregate contract volume of 375,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     All of the borrowings under the Company’s secured credit facilities bear interest at variable rates based upon either the lenders’ prime rate, the Fed funds rate or LIBOR. The interest cost of the Company’s debt may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

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

     These derivatives entered into in May 2007 were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s 2007 Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affected earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. Such charges totaled approximately $152,000 in fiscal 2011 and $1.2 million in fiscal 2010.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of January 29, 2012 and January 30, 2011:

		Asset Derivatives
		Fair Value
Derivatives Not Designated as		January 29,	January 30,
Hedging Instruments	Balance Sheet Location	2012	2011
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$21	$144

		Asset Derivatives
		Fair Value
		January 29,	January 30,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2012	2011
		(In thousands)
Interest rate derivative	Other assets	$53	$-

     The effect of derivative instruments on the consolidated statement of operations for the year ended January 29, 2012 and January 30, 2011, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
	Location of Derivative Gain or (Loss)	January 29,	January 30,
Derivatives Not Designated as Hedging Instruments	Recognized in Income	2012	2011
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(451)	$544
Gasoline commodity futures contracts	Direct operating expenses	(31)	185
Total		$(482)	$729

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
	Location of Derivative Gain or (Loss)	January 29,	January 30,
Derivatives Designated as a Cash Flow Hedge	Recognized in OCI	2012	2011
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$549	$-
	Less-income tax effect	(213)	-
	Net change in amount recognized in
	OCI	$336	$-

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2012 and 2011.

	Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2011	2011	2011	2012(1)
	(In thousands, except per share data)
Revenues	$104,600	$97,952	$98,708	$101,957
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	86,983	85,697	85,874	87,880
General and administrative expenses	5,644	4,930	4,941	6,673
Depreciation expense	1,938	2,087	2,208	2,002
Impairment charges and lease termination costs	244	301	135	113
Operating income	9,791	4,937	5,550	5,289
Interest income	45	56	30	35
Interest expense	(477)	(414)	(385)	(390)
Equity in income (losses) of equity method franchisees	(9)	12	(72)	(53)
Gain on sale of interest in equity method franchisee	-	6,198	-	-
Other non-operating income and (expense), net	86	86	89	(46)
Income before income taxes	9,436	10,875	5,212	4,835
Provision for income taxes	265	2,036	495	(138,707)
Net income	$9,171	$8,839	$4,717	$143,542
Earnings per common share:
Basic	$0.13	$0.13	$0.07	$2.06
Diluted	$0.13	$0.12	$0.07	$2.01

	Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2011	2011	2011	2012
	(In thousands)
Revenues by business segment:
Company Stores	$69,475	$65,992	$67,606	$68,584
Domestic Franchise	2,369	2,349	2,327	2,418
International Franchise	5,636	5,352	5,374	6,259
KK Supply Chain:
Total revenues	53,883	50,341	50,277	51,952
Less - intersegment sales elimination	(26,763)	(26,082)	(26,876)	(27,256)
External KK Supply Chain revenues	27,120	24,259	23,401	24,696
Total revenues	$104,600	$97,952	$98,708	$101,957

Operating income (loss):
Company Stores	$2,174	$(1,049)	$(574)	$(267)
Domestic Franchise	1,147	216	1,114	1,260
International Franchise	4,171	3,409	3,313	4,161
KK Supply Chain	8,342	7,745	6,987	7,086
Total segment operating income	15,834	10,321	10,840	12,240
Unallocated general and administrative expenses	(5,799)	(5,083)	(5,155)	(6,838)
Impairment charges and lease termination costs	(244)	(301)	(135)	(113)
Consolidated operating income	$9,791	$4,937	$5,550	$5,289
____________________

(1)	The provision for income taxes in the quarter ended January 29, 2012 includes a credit of $139.6 million for the reversal of valuation allowances on deferred tax assets.

	Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2010	2010	2010	2011
	(In thousands, except per share data)
Revenues	$92,117	$87,932	$90,228	$91,678
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	77,155	77,075	79,152	80,093
General and administrative expenses	5,744	4,981	4,784	6,361
Depreciation expense	1,864	1,937	1,818	1,770
Impairment charges and lease termination costs	1,299	(216)	399	2,584
Operating income	6,055	4,155	4,075	870
Interest income	40	82	42	43
Interest expense	(1,871)	(1,567)	(1,585)	(1,336)
Loss on refinancing of debt	-	-	-	(1,022)
Equity in income (losses) of equity method franchisees	346	(165)	190	176
Other non-operating income and (expense), net	81	81	85	82
Income (loss) before income taxes	4,651	2,586	2,807	(1,187)
Provision for income taxes	183	379	417	279
Net income (loss)	$4,468	$2,207	$2,390	$(1,466)
Earnings (loss) per common share:
Basic	$0.07	$0.03	$0.03	$(0.02)
Diluted	$0.06	$0.03	$0.03	$(0.02)

	Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2010	2010	2010	2011
	(In thousands)
Revenues by business segment:
Company Stores	$62,534	$59,970	$61,565	$61,772
Domestic Franchise	2,200	2,074	2,040	2,213
International Franchise	4,760	4,009	4,389	5,124
KK Supply Chain:
Total revenues	45,905	44,892	45,001	45,796
Less - intersegment sales elimination	(23,282)	(23,013)	(22,767)	(23,227)
External KK Supply Chain revenues	22,623	21,879	22,234	22,569
Total revenues	$92,117	$87,932	$90,228	$91,678

Operating income (loss):
Company Stores	$(31)	$(1,734)	$(1,449)	$(1,024)
Domestic Franchise	1,154	1,041	499	804
International Franchise	3,486	2,500	3,018	3,327
KK Supply Chain	8,690	7,329	7,342	6,852
Total segment operating income	13,299	9,136	9,410	9,959
Unallocated general and administrative expenses	(5,945)	(5,197)	(4,936)	(6,505)
Impairment charges and lease termination costs	(1,299)	216	(399)	(2,584)
Consolidated operating income	$6,055	$4,155	$4,075	$870

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of January 29, 2012, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of January 29, 2012, the Company’s disclosure controls and procedures were effective.

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

     Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2012, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of January 29, 2012, based on the COSO criteria.

     The effectiveness of the Company’s internal control over financial reporting as of January 29, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

     During the quarter ended January 29, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on June 12, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 27, 2011 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on June 12, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on June 12, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on June 12, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on June 12, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.
For each of the three fiscal years in the period ended January 29, 2012:
	Schedule I — Condensed Financial Information of Registrant	F-1

3.	Exhibits.

Exhibit Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
4.2	—	Shareholder Protection Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2010)
4.3	—	Warrant to purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Marsh & McLennan Risk Capital Holdings Ltd. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 2, 2010)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.3	—	Employment Agreement, dated as of November 28, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth A. May (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2011)**
10.4	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.6	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.8	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.9	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.10	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)*
10.12	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.13	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on February 22, 2000)**
10.14	—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.15	—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.16	—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.17	—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**

10.18		—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.19		—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.20		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.21		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.22		—	Credit Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.23		—	Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 2, 2011)
10.24		—	Security Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.25		—	Guaranty Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.26		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23.1	*	—	Consent of PricewaterhouseCoopers LLP
23.2	*	—	Consent of Ballman Kallick, LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		—	The following materials from our Annual Report on Form 10-K for the year ended January 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations for each of the three years in the period ended January 29, 2012; (ii) the Consolidated Balance Sheet as of January 29, 2012 and January 30, 2011; (iii) the Consolidated Statement of Cash Flows for each of the three years in the period ended January 29, 2012; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended January 29, 2012; and (v) the Notes to the Consolidated Financial Statements, tagged as block text***
____________________

*	Filed herewith

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.

(c) Separate Financial Statements of 50 Percent or Less Owned Persons

1.	Financial Statements of Kremeworks, LLC
	Index to Financial Statements	F-4

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: March 30, 2012	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on: March 30, 2012.

Signature	Title
/s/ James H. Morgan	Chairman of the Board of Directors and Chief
James H. Morgan	Executive Officer (Principal Executive Officer)

/s/ Douglas R. Muir	Executive Vice President and Chief Financial Officer
Douglas R. Muir	(Principal Financial and Accounting Officer)

/s/ Charles A. Blixt	Director
Charles A. Blixt

/s/ Lynn Crump-Caine	Director
Lynn Crump-Caine

/s/ C. Stephen Lynn	Director
C. Stephen Lynn

/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.

/s/ Andrew J. Schindler	Director
Andrew J. Schindler

/s/ Michael H. Sutton	Director
Michael H. Sutton

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Togo D. West, Jr.	Director
Togo D. West, Jr.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF OPERATIONS

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Equity in income (losses) of subsidiaries	$166,269	$7,599	$(157)
Miscellaneous expenses	-	-	-
Income (loss) before income taxes	166,269	7,599	(157)
Provision for income taxes	-	-	-
Net income (loss)	$166,269	$7,599	$(157)

Earnings (loss) per common share:
Basic	$2.40	$0.11	$-
Diluted	$2.33	$0.11	$-

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	January 29,	January 30,
	2012	2011
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$249,126	$76,428

SHAREHOLDERS’ EQUITY

Preferred stock	$-	$-
Common stock	377,539	370,808
Accumulated other comprehensive loss	(336)	(34)
Accumulated deficit	(128,077)	(294,346)
Total shareholders’ equity	$249,126	$76,428

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$166,269	$7,599	$(157)
Equity in (income) losses of subsidiaries	(166,269)	(7,599)	157
Net cash provided by (used for) operating activities	-	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(32)	576	343
Net cash provided by (used for) investing activities	(32)	576	343
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,036	-	-
Proceeds from exercise of warrants	-	5	-
Repurchase of common shares	(1,004)	(581)	(343)
Net cash provided by (used for) financing activities	32	(576)	(343)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

KREMEWORKS, LLC AND SUBSIDIARY

Independent Auditor’s Report

Members
KremeWorks, LLC and Subsidiary

We have audited the accompanying consolidated balance sheets of KremeWorks, LLC and Subsidiary as of December 28, 2011 and December 29, 2010, and the related consolidated statements of loss, cash flows and changes in equity for each of the years in the three-year period ended December 28, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KremeWorks, LLC and Subsidiary as of December 28, 2011 and December 29, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

March 26, 2012

KremeWorks, LLC and Subsidiary

Consolidated Balance Sheets
December 28, 2011 and December 29, 2010

Assets

	2011	2010
Current Assets
Cash	$575,834	$660,582
Receivables
Credit cards	35,875	33,721
Wholesale	33,845	42,141
Other	14,010	14,871
Inventories	371,895	307,815
Prepaid expenses	5,523	9,901

Total Current Assets	1,036,982	1,069,031

Property and Equipment (Net of accumulated
depreciation and amortization)	12,279,990	13,808,472

Deferred Area Development and Franchise Fees, Net	100,227	242,398

	$13,417,199	$15,119,901

The accompanying notes are an integral part of the consolidated financial statements.

Liabilities and Equity

	2011	2010
Current Liabilities
Notes payable to affiliates	$3,600,000	$3,600,000
Current portion of long-term debt	3,975,789	5,120,212
Accounts payable
Trade	124,442	134,986
Affiliated entities	534,265	534,117
Accrued expenses
Salaries and wages	334,405	365,315
Sales tax	20,368	18,388
Rent and real estate taxes	15,424	27,897
Accrued legal fees	55,633	94,519
Accrued interest	1,334,469	1,203,702
Other	114,307	103,578

Total Current Liabilities	10,109,102	11,202,714

Deferred Rent	1,887,096	1,956,719

Total Liabilities	11,996,198	13,159,433

Equity
KremeWorks, LLC members' equity	5,763	15,670
Noncontrolling interest	1,415,238	1,944,798

Total Equity	1,421,001	1,960,468

	$13,417,199	$15,119,901

KremeWorks, LLC and Subsidiary

Consolidated Statements of Loss
Years Ended December 28, 2011, December 29, 2010 and December 30, 2009

	2011	2010	2009
Sales	$17,730,626	$16,984,430	$17,091,291
Cost of Sales - Food and Beverage	4,510,068	4,011,224	3,656,477
Gross Profit after Food and Beverage	13,220,558	12,973,206	13,434,814
Store Payroll and Benefits	5,362,607	5,111,451	5,252,585
Gross Profit	7,857,951	7,861,755	8,182,229
Store Operating Expenses (Income)
Direct operating	1,428,112	1,447,017	1,442,366
Marketing	329,608	328,569	670,991
Occupancy	1,993,210	1,968,432	1,910,504
Depreciation and amortization	1,253,987	2,090,873	2,718,167
Impairment charge	446,042	-	615,000
Gain on sale of assets	(35,500)	-	-
Gain on lease termination	(221,874)	-	-
Store general and administrative	601,169	536,756	507,634
Delivery	21,466	25,672	23,010
Other	87,110	87,405	82,039
Total Store Operating Expenses, Net	5,903,330	6,484,724	7,969,711
Income from Store Operations	1,954,621	1,377,031	212,518
Other Operating Expenses
Other general and administrative	753,404	965,288	765,994
Divisional payroll and benefits	443,367	571,712	589,879
Royalty fees	788,576	753,407	769,140
Management fee	709,084	679,635	682,599
Franchise expense	142,172	16,333	16,334
Marketing fees	174,498	127,118	128,187
Total Other Operating Expenses	3,011,101	3,113,493	2,952,133
Loss from Operations	(1,056,480)	(1,736,462)	(2,739,615)
Interest Expense	268,530	299,557	398,820
Net Loss	(1,325,010)	(2,036,019)	(3,138,435)
Less Net Loss Attributable to the
Noncontrolling Interest	492,763	1,299,696	646,090
Net Loss Attributable to KremeWorks, LLC	$(832,247)	$(736,323)	$(2,492,345)

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 28, 2011, December 29, 2010 and December 30, 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,325,010)	$(2,036,019)	$(3,138,435)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	1,270,320	2,107,206	2,766,510
Deferred rent	152,251	172,816	92,076
Gain on lease termination	(221,874)	-	-
Impairment charge	446,042	-	615,000
Gain on sale of assets	(35,500)	-	-
Deferred area development and
franchise fee write off	125,838	-	-
(Increase) decrease in
Receivables	7,003	(37,311)	15,104
Inventories	(64,080)	28,698	52,270
Prepaid expenses	4,378	3,620	160,143
Increase in
Accounts payable	751,933	798,079	617,222
Accrued expenses	86,221	178,299	61,466

Total Adjustments	2,522,532	3,251,407	4,379,791

Net Cash Provided by
Operating Activities	1,197,522	1,215,388	1,241,356

Cash Flows from Investing Activities
Capital expenditures	(171,547)	(196,746)	(84,055)
Proceeds from sale of assets	35,500	-	-

Net Cash Used in
Investing Activities	(136,047)	(196,746)	(84,055)

Cash Flows from Financing Activities
Principal payments on long-term debt	(1,144,423)	(1,664,423)	(2,149,928)
Ownership redemption	(200,000)	-	-
Member contributions	200,000	439,800	1,035,200
Distributions to noncontrolling interest	(1,800)	-	-

Net Cash Used in
Financing Activities	(1,146,223)	(1,224,623)	(1,114,728)

Net (Decrease) Increase in Cash	(84,748)	(205,981)	42,573

Cash, Beginning of Year	660,582	866,563	823,990

Cash, End of Year	$575,834	$660,582	$866,563

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Consolidated Statements of Changes in Equity
Years Ended December 28, 2011, December 29, 2010 and December 30, 2009

	KremeWorks, LLC Members' Equity
			Kreme-
			Works, LLC
	Member	Accumulated	Members’	Noncontrolling	Total
	Contributions	Deficit	Equity (Deficit)	Interest	Equity
Balance, December 31, 2008	$4,921,657	$(4,603,597)	$318,060	$3,890,584	$4,208,644
Net loss	-	(2,492,345)	(2,492,345)	(646,090)	(3,138,435)
Member contributions	2,003,430	-	2,003,430	-	2,003,430

Balance, December 30, 2009	6,925,087	(7,095,942)	(170,855)	3,244,494	3,073,639
Net loss	-	(736,323)	(736,323)	(1,299,696)	(2,036,019)
Member contributions	922,848	-	922,848	-	922,848

Balance, December 29, 2010	7,847,935	(7,832,265)	15,670	1,944,798	1,960,468
Net loss	-	(832,247)	(832,247)	(492,763)	(1,325,010)
Ownership interest redemption	-	(139,989)	(139,989)	(34,997)	(174,986)
Member distributions	-	-	-	(1,800)	(1,800)
Member contributions	962,329	-	962,329	-	962,329

Balance, December 28, 2011	$8,810,264	$(8,804,501)	$5,763	$1,415,238	$1,421,001

The accompanying notes are an integral part of the consolidated financial statements.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Industry Operations

KremeWorks, LLC and Subsidiary (the Company) have franchise rights to develop 23 Krispy Kreme doughnut stores in the states of Washington, Oregon, Hawaii and Alaska. As of December 28, 2011, the Company owns and operates 11 Krispy Kreme stores, of which eight are located in Washington, two are located in Oregon and one is located in Hawaii. The Company opened its first store on October 30, 2001. The Company opened one store in 2001, two stores in 2002, five stores in 2003 and three stores in 2004.

During 2011, the Company terminated its lease and franchise agreements related to its Burlington, WA location. Under the terms of the lease termination agreement, the Company received gross proceeds of $350,000 subsequent to year-end and was responsible for closing costs including the landlord’s closing costs. Net proceeds of $271,104 were received subsequent to year-end. During 2011, the Company recorded an impairment charge of approximately $446,000 on the location’s property and equipment and a gain on lease termination of approximately $222,000 as a result of writing off the deferred rent liability associated with the location’s terminated lease. In accordance with the provisions of the lease termination agreement, the Burlington, WA store ceased operations on January 8, 2012.

KremeWorks, LLC (KremeWorks) owns 80% of its subsidiary, KremeWorks USA, LLC (KW USA), which in turn owns 95% of its subsidiary, KremeWorks Oregon (KWO) and 100% of its subsidiaries, KremeWorks Washington (KWW), KremeWorks Hawaii (KWH) and KremeWorks Alaska (KWA).

KremeWorks is owned 67.8% by Stone Dozen, LLC (Stone Dozen), 25% by Krispy Kreme Doughnut Corporation (KKDC), 3.5% by partners of Lettuce Entertain You Enterprises, Inc. (Lettuce) and 3.7% by a member of Stone Dozen.

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

In 2011 and 2010, a disproportionate amount of KW USA’s loss was allocated to the noncontrolling interest of KW USA to prevent KremeWorks from having a deficit balance in its capital account. A portion of this allocation, in the amount of $196,320, related to loss that was incorrectly allocated to KremeWorks in 2009.

In 2011 and 2010, a disproportionate amount of KWO’s loss was allocated to KW USA as the noncontrolling interest of KWO did not have a positive capital balance. As of December 30, 2009, KW USA’s capital account was in accordance with its ownership interest in KWO on a cumulative basis.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

Fiscal Year

The Company has a 52/53-week fiscal year ending on the last Wednesday in December. The fiscal years ended on December 28, 2011, December 29, 2010 and December 30, 2009 each contained 52 weeks.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (typically a store) might not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset. As previously discussed in Note 1, the Company recognized an impairment charge of $446,042 on its Burlington, WA store in 2011. The Company also recognized an impairment charge of $615,000 on one of its Washington stores in 2009. (See Note 3.)

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

Deferred Area Development and Franchise Fees

KremeWorks had entered into an area development agreement with KKDC to develop and operate 23 Krispy Kreme stores. On March 9, 2011, KKDC provided written confirmation that KremeWorks had no further obligations under this development agreement. As of the date of these consolidated financial statements, KremeWorks has no present or future plans to open additional stores. Therefore, the Company wrote off $120,000 of deferred area development fees in 2011.

KremeWorks originally paid KKDC a $230,000 development fee, or $10,000 per store. In conjunction with the development agreement with KKDC, KremeWorks has also entered into a franchise fee agreement with KKDC whereby KremeWorks is required to pay a $25,000 franchise fee for each Krispy Kreme store that it opens. The $10,000 per store development fee is credited toward this franchise fee. These fees are being amortized over the lives of the respective stores’ leases on a straight-line basis. During 2011, the Company wrote off $5,838 of unamortized franchise fees related to the closing of its Burlington, WA store. As of December 28, 2011 and December 29, 2010, the Company has capitalized area development and franchise fees in the amount of $250,000 and $395,000, respectively. As of December 28, 2011 and December 29, 2010, accumulated amortization for area development and franchise fees totaled $149,773 and $152,602, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $221,595, $197,321 and $248,031 in 2011, 2010 and 2009, respectively, and is included in store operating expenses in the consolidated statements of loss.

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

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company’s application of accounting principles generally accepted in the United States of America (GAAPUSA) regarding uncertain tax positions had no effect on its financial position as management believes the Company has no uncertain tax positions. The Company would account for any potential interest or penalties related to possible future liabilities for unrecognized income tax benefits as income tax expense. The Company is no longer subject to examination by tax authorities for federal, state or local income taxes for periods before 2008.

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

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Fair Value Measurements (Continued)

As required by GAAPUSA, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 28, 2011:

	2011
		Quoted Prices	Significant		Total Gains
	Fair Values	in Active	Other	Significant	(Losses) for the
	as of	Markets for	Observable	Unobservable	Year Ended
	December 28,	Identical Assets	Inputs	Inputs	December 28,
Description	2011	(Level 1)	(Level 2)	(Level 3)	2011
Property and
equipment held
and used	$271,104	$-	$-	$271,104	$(446,042)

During 2011, the Company wrote-down its property and equipment associated with its Burlington, WA store. The fair value reflects the proceeds received in connection with this location’s lease termination agreement which was previously described in Note 1.

The following table sets forth by level within the fair value hierarchy the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 30, 2009:

	2009
		Quoted Prices	Significant		Total Gains
	Fair Values	in Active	Other	Significant	(Losses) for the
	as of	Markets for	Observable	Unobservable	Year Ended
	December 30,	Identical Assets	Inputs	Inputs	December 30,
Description	2009	(Level 1)	(Level 2)	(Level 3)	2009
Property and
equipment held
and used	$685,000	$-	$-	$685,000	$(615,000)

During 2009, the Company wrote-down its property and equipment associated with its Puyallup, Washington store. The fair value reflected the sales price at which the property and equipment was being marketed based on local market conditions. The Company was unable to sell the property and equipment due to the refusal of the landlord to consent to a sale and assignment of the Company’s property and lease. The Company was engaged in litigation with the landlord in the state of Ohio to determine whether the landlord had the right to deny consent. Such litigation was settled in the Company’s favor during 2011, but management has decided not to sell this property and equipment since the Puyallup store’s operating results have improved significantly since 2009.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 4 - Inventories

	2011	2010
Food and beverages	$274,172	$198,350
Packaging	65,453	59,019
Merchandise	32,270	50,446

	$371,895	$307,815

Note 5 - Property and Equipment

	2011	2010
Leasehold improvements	$19,369,967	$20,622,008
Furniture, fixtures and equipment	13,707,117	14,383,205
Automobiles	189,059	408,468
Computer equipment	160,730	165,220

	33,426,873	35,578,901
Less accumulated depreciation
and amortization	(21,146,883)	(21,770,429)

	$12,279,990	$13,808,472

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt

	2011	2010
Note payable to Bank of America in monthly principal
installments of $50,994 plus interest at the 30-day LIBOR rate plus 2.50%. A final balloon payment of $1,927,733 is due on
October 31, 2012.	$2,437,677	$3,229,611
Note payable to Bank of America in monthly principal
installments of $29,374 plus interest at the 30-day LIBOR rate plus 2.50%. A final balloon payment of $1,244,371 is due on
October 31, 2012.	1,538,112	1,890,601
Total long-term debt	3,975,789	5,120,212

Less current maturities	(3,975,789)	(5,120,212)
	$-	$-

The notes payable to Bank of America were renewed and amended on October 31, 2011, are collateralized by substantially all of the Company’s assets and are guaranteed by the members of Stone Dozen and by KKDC up to an aggregate original amount of $10,666,667. Of that amount, the members of Stone Dozen have personally guaranteed $8,000,000 and KKDC has guaranteed $2,666,667. The borrowings under these notes are also subject to certain restrictive covenants including financial covenants related to leverage and cash flow ratios. It is management’s expectation that these notes will be refinanced in 2012.

Interest expense on the above notes was $134,133, $173,902 and $264,812 in 2011, 2010 and 2009, respectively.

Total interest expense was $268,530, $299,557 and $399,023 in 2011, 2010 and 2009, respectively.

Note 7 - Operating Leases

The Company conducts its operations in facilities under operating leases. Minimum rent is recognized over the term of the leases using the straight-line method. The Company’s substantial investment in long-lived leasehold improvements was deemed to constitute a penalty under GAAPUSA in determining the lease term for each lease. In addition to minimum rent, the leases require the payment of common area expenses and real estate taxes. Total rental expense for the facilities was $1,728,915, $1,726,135 and $1,677,048 in 2011, 2010 and 2009, respectively. See Note 1 for information regarding termination of the lease agreement for the Burlington, WA location.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Operating Leases (Continued)

The following is a schedule by year of future minimum lease payments required under the operating leases as of December 28, 2011:

Fiscal Year Ending:
2012	$1,455,883
2013	1,509,405
2014	1,675,523
2015	1,677,446
2016	1,697,070
Later years	11,699,016

$19,714,343

Note 8 - Related Party Transactions

The Company is affiliated through common ownership with KremeWorks Canada, LP, Stone Dozen and various entities associated with Lettuce, as well as Lettuce itself. In the normal course of business, the affiliated entities transfer inventory and share personnel and record such transfers at cost.

The Company has entered into a management agreement with Lettuce and Stone Dozen whereby it pays a management fee for services provided based on 4% of sales. The management fee amounted to $709,084, $679,635 and $682,599 for 2011, 2010 and 2009, respectively. Lettuce’s portion of this management fee was $137,500 in 2011, 2010 and 2009, with the remainder payable to Stone Dozen. Services provided include, but are not limited to, accounting and payroll services, human resources, licensing and marketing. Stone Dozen also serves as a disbursing agent and paymaster for the Company’s payroll. Lettuce serves as a workers’ compensation and health insurance administrator in a group self-insurance program.

In conjunction with the development agreement between KremeWorks and KKDC described in Note 2, the Company is required to pay royalty fees to KKDC on a weekly basis equal to 4.5% of gross sales, excluding wholesale sales, for which the royalty fee is equal to 1.75%. Royalty fees paid to KKDC totaled $788,576, $753,407 and $769,140 in 2011, 2010 and 2009, respectively.

The Company’s franchise agreement with KKDC requires the Company to purchase furnishings, fixtures, equipment, signs, doughnut mixes and other supplies that have been approved by KKDC for Krispy Kreme stores. KKDC is the sole supplier for certain doughnut production equipment and all doughnut mixes. Purchases from KKDC totaled $4,256,484, $3,443,303 and $3,136,431 in 2011, 2010 and 2009, respectively. As of December 28, 2011 and December 29, 2010, the amount due to KKDC for the previously described purchases totaled $350,737 and $359,347, respectively. This liability is included in the accounts payable to affiliated entities in the Company’s consolidated balance sheets.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 8 - Related Party Transactions (Continued)

As of December 28, 2011 and December 29, 2010, KW USA had a note payable to Stone Dozen in the amount of $2,700,000. The note is due on demand and bears interest at the prime rate plus ½%. Interest expense on this note for 2011, 2010 and 2009 was $100,739, $94,241 and $100,973, respectively. As of December 28, 2011 and December 29, 2010, KW USA also had a note payable to KKDC, due on demand in the amount of $900,000, bearing interest at the prime rate plus ½%. Interest expense on this note for 2011, 2010 and 2009 was $33,658, $31,414 and $33,658, respectively. The loans from Stone Dozen and KKDC are pursuant to an agreement between the two companies and are in amounts that approximate the ratio of their respective ownership interests in KW USA.

A member of Stone Dozen is an attorney and his law firm provides legal services to the Company. The total expense for these services was $79,826, $26,689 and $253 for 2011, 2010 and 2009, respectively.

See Note 9 for additional related party transactions.

Note 9 - Other Cash Flow Information

Cash paid for interest amounted to $137,763, $178,375 and $296,637 for 2011, 2010 and 2009, respectively.

During 2011, Stone Dozen and KKDC made capital contributions in the amounts of $571,747 and $190,582, respectively, by forgiving amounts owed to them by the Company.

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

Note 10 - Ownership Redemption

An officer’s employment with the Company terminated on November 16, 2005, and the Company had been accruing a $25,014 liability for the officer’s 5% restricted interest since that time. This amount was calculated based on an agreement between the officer and the Company, but the officer questioned the amount and filed a complaint in the state of Washington contesting the valuation. In 2011, the Company reached a settlement with the former officer for an amount of $200,000. The $174,986 difference between the settlement amount and the original accrual has been recognized as ownership redemption in the Company’s 2011 consolidated statement of changes in equity.

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 11 - Status of Operations

The Company has experienced significant losses over the last seven years. While the Company is still generating positive cash flows from operations, members of KremeWorks made significant cash contributions to enable the Company to meet its cash flow needs and debt service requirements in 2011, 2010 and 2009. The Company’s current debt agreement with Bank of America expires on October 31, 2012 at which time approximately $3,700,000 in principal payments will become due. Management believes that it will be able to negotiate a new debt agreement with Bank of America or a similar institution. Management also believes operating cash flows will recover in the near future to a level that will allow the Company to meet its ongoing cash flow needs.

In the event that management’s expectations mentioned above are not realized, alternative sources of financing might be required for the Company to continue operations beyond the near term.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through March 26, 2012, the date the 2011 consolidated financial statements were available to be issued, and March 25, 2011 with respect to the comparative 2010 consolidated financial statements.