Form 10-Q
period 2012-04-29
KRISPY KREME DOUGHNUTS INC
filed 2012-06-01
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2012

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

     Number of shares of Common Stock, no par value, outstanding as of May 25, 2012: 66,591,493.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2013 and fiscal 2012 mean the fiscal years ending February 3, 2013 and January 29, 2012, respectively.

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

  increased costs or other effects of new government regulations relating to healthcare benefits; and

  other factors discussed in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2012 (the “2012 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands, except per share amounts)
Revenues	$108,496	$104,600
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	88,691	86,983
General and administrative expenses	6,458	5,644
Depreciation expense	2,482	1,938
Impairment charges and lease termination costs	31	244
Operating income	10,834	9,791
Interest income	27	45
Interest expense	(398)	(477)
Equity in losses of equity method franchisees	(50)	(9)
Other non-operating income and (expense), net	78	86
Income before income taxes	10,491	9,436
Provision for income taxes	4,465	265
Net income	$6,026	$9,171

Earnings per common share:
Basic	$0.09	$0.13
Diluted	$0.08	$0.13

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(in thousands)
Net income	$6,026	$9,171
Other comprehensive income (loss):
Foreign currency translation adjustment	-	84
Less income taxes	-	(33)
	-	51
Unrealized gain (loss) on cash flow hedge	2	(198)
Less income taxes	(1)	78
	1	(120)
Total other comprehensive income (loss)	1	(69)
Comprehensive income	$6,027	$9,102

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 29,	January 29,
	2012	2012
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,524	$44,319
Receivables	21,665	21,616
Receivables from equity method franchisees	876	655
Inventories	15,909	16,497
Deferred income taxes	10,540	10,540
Other current assets	3,135	3,613
Total current assets	103,649	97,240
Property and equipment	74,515	75,466
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	23,776	23,776
Deferred income taxes	117,644	129,053
Other assets	9,937	9,413
Total assets	$329,521	$334,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,195	$2,224
Accounts payable	11,170	10,494
Accrued liabilities	23,990	28,800
Total current liabilities	37,355	41,518
Long-term debt, less current maturities	24,812	25,369
Other long-term obligations	19,843	18,935

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	369,897	377,539
Accumulated other comprehensive loss	(335)	(336)
Accumulated deficit	(122,051)	(128,077)
Total shareholders’ equity	247,511	249,126
Total liabilities and shareholders’ equity	$329,521	$334,948

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,026	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,482	1,938
Deferred income taxes	4,234	45
Accrued rent expense	114	184
Loss on disposal of property and equipment	229	145
Share-based compensation	1,377	893
Provision for doubtful accounts	48	(295)
Amortization of deferred financing costs	103	102
Equity in losses of equity method franchisees	50	9
Other	(67)	(56)
Change in assets and liabilities:
Receivables	(261)	(3,052)
Inventories	588	(455)
Other current and non-current assets	540	483
Accounts payable and accrued liabilities	(5,131)	(3,013)
Other long-term obligations	32	(1,033)
Net cash provided by operating activities	10,364	5,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,317)	(1,843)
Proceeds from disposals of property and equipment	41	-
Escrow deposit recovery	-	200
Other investing activities	(36)	(9)
Net cash used for investing activities	(1,312)	(1,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(545)	(626)
Deferred financing costs	(11)	-
Proceeds from exercise of warrants	9	-
Repurchase of common shares	(1,300)	(57)
Net cash used for financing activities	(1,847)	(683)
Net increase in cash and cash equivalents	7,205	2,731
Cash and cash equivalents at beginning of period	44,319	21,970
Cash and cash equivalents at end of period	$51,524	$24,701

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income for the three months
ended April 29, 2012			1	6,026	6,027
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)			(7,174)
Exercise of warrants	1	9			9
Share-based compensation	11	1,377			1,377
Repurchase of common shares	(255)	(1,854)			(1,854)
Balance at April 29, 2012	67,849	$369,897	$(335)	$(122,051)	$247,511

Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income for the three months
ended May 1, 2011			(69)	9,171	9,102
Cancelation of restricted shares	(1)	-			-
Share-based compensation	13	893			893
Repurchase of common shares	(13)	(57)			(57)
Balance at May 1, 2011	67,526	$371,644	$(103)	$(285,175)	$86,366

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

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2012 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2012 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of January 29, 2012 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Numerator: net income	$6,026	$9,171
Denominator:
Basic earnings per share - weighted average shares outstanding	69,562	68,754
Effect of dilutive securities:
Stock options and warrants	1,781	1,655
Restricted stock and restricted stock units	545	760
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,888	71,169

     Stock options and warrants with respect to 2.3 million and 8.1 million shares for the three months ended April 29, 2012 and May 1, 2011, respectively, as well as 134,000 unvested shares of restricted stock and unvested restricted stock units for the three months ended May 1, 2011, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Recent Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted the new standards in the first quarter of fiscal 2013; such adoption had no effect on the Company’s financial condition or results of operations.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The Company adopted the new standards in the first quarter of fiscal 2013 by presenting a separate consolidated statement of comprehensive income in addition to the consolidated statement of income.

Note 2 — Segment Information

     The Company’s reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale sales channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies and doughnut making equipment to both Company and franchisee-owned stores.

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

     The following table presents the results of operations of the Company’s operating segments for the three months ended April 29, 2012 and May 1, 2011. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Revenues:
Company Stores	$73,341	$69,475
Domestic Franchise	2,633	2,369
International Franchise	6,027	5,636
KK Supply Chain:
Total revenues	53,785	53,883
Less – intersegment sales elimination	(27,290)	(26,763)
External KK Supply Chain revenues	26,495	27,120
Total revenues	$108,496	$104,600

Operating income:
Company Stores	$2,948	$2,174
Domestic Franchise	1,569	1,147
International Franchise	4,494	4,171
KK Supply Chain	8,477	8,342
Total segment operating income	17,488	15,834
Unallocated general and administrative expenses	(6,623)	(5,799)
Impairment charges and lease termination costs	(31)	(244)
Consolidated operating income	$10,834	$9,791

Depreciation expense:
Company Stores	$2,097	$1,537
Domestic Franchise	55	55
International Franchise	3	2
KK Supply Chain	162	189
Corporate administration	165	155
Total depreciation expense	$2,482	$1,938

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 3 — Income Taxes

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

     The Company had valuation allowances against deferred tax assets of $10.7 million at April 29, 2012 and January 29, 2012, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained valuation allowances on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from of the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

     The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to over $30 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, in the fourth quarter of fiscal 2012.

     The remaining valuation allowance of $10.7 million at April 29, 2012 and January 29, 2012 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

     In fiscal 2008, the Company issued warrants to acquire shares of the Company’s common stock at a price of $12.21 per share in connection with the settlement of certain litigation. Such warrants expired worthless in March 2012 and, accordingly, the Company will not receive any income tax deduction related to them. Deferred tax assets at January 29, 2012 included approximately $7.2 million related to these warrants. In accordance with GAAP, the write-off of this deferred tax asset was charged to common stock in the first quarter of fiscal 2013 and reduced the Company’s pool of windfall tax benefits.

Note 4 — Receivables

     The components of receivables are as follows:

	April 29,	January 29,
	2012	2012
	(In thousands)
Receivables:
Wholesale customers	$10,352	$10,169
Unaffiliated franchisees	10,756	11,405
Other receivables	889	1,015
Current portion of notes receivable	198	185
	22,195	22,774
Less — allowance for doubtful accounts:
Wholesale customers	(216)	(349)
Unaffiliated franchisees	(314)	(809)
	(530)	(1,158)
	$21,665	$21,616

Receivables from Equity Method Franchisees (Note 6):
Trade	$876	$655

     The changes in the allowance for doubtful accounts are summarized as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,158	$1,334
Provision for doubtful accounts	107	117
Net recoveries (chargeoffs)	(735)	7
Balance at end of period	$530	$1,458

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(59)	-
Net recoveries (chargeoffs)	59	-
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees which are summarized in the following table. These balances are included in “Other assets” in the accompanying consolidated balance sheet.

	April 29,	January 29,
	2012	2012
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$684	$777
Less — portion due within one year included in receivables	(198)	(185)
Less — allowance for doubtful accounts	(68)	(68)
	$418	$524

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Balance at beginning of period	$68	$538
Provision for doubtful accounts	-	(412)
Net recoveries (chargeoffs)	-	21
Balance at end of period	$68	$147

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million at April 29, 2012 and January 29, 2012 representing payment obligations related to royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of these amounts. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 6. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 5 — Inventories

     The components of inventories are as follows:

	April 29,	January 29,
	2012	2012
	(In thousands)
Raw materials	$5,339	$5,306
Work in progress	187	89
Finished goods and purchased merchandise	10,383	11,102
	$15,909	$16,497

Note 6 — Investments in Franchisees

     As of April 29, 2012, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	April 29, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
		(In thousands)
Kremeworks, LLC	25.0%	$900	$417	$686
Kremeworks Canada, LP	24.5%	-	37	-
Krispy Kreme of South Florida, LLC	35.3%	-	422	1,868
		900	876	$2,554
Less: reserves and allowances		(900)	-
		$-	$876

	January 29, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
		(In thousands)
Kremeworks, LLC	25.0%	$900	$308	$739
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	327	1,946
		900	655	$2,685
Less: reserves and allowances		(900)	-
		$-	$655

     The Company has guaranteed loans from third-party financial institutions on behalf of certain Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2012. The aggregate amount of such indebtedness was approximately $3.4 million at April 29, 2012.

     Current liabilities include accruals of approximately $1.9 million at April 29, 2012 and January 29, 2012 for potential payments under loan guarantees related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee.

     On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.7 million in exchange for its equity interest and, after deducting costs of the transaction, realized a gain of approximately $6.2 million on the disposition. After provision for payment of Mexican income taxes related to the sale of approximately $1.5 million, the Company reported an after tax gain on the disposition of approximately $4.7 million in the quarter ending July 31, 2011.

     In connection with the Company’s sale of its KK Mexico interest, KK Mexico paid approximately $765,000 of amounts due to the Company which were evidenced by promissory notes, relating principally to past due royalties and fees due to the Company. As a consequence of this payment, in the quarter ended May 1, 2011, the Company reversed an allowance for doubtful notes receivable of $391,000 and recorded royalty and franchise fee income of approximately $280,000 and $95,000, respectively. The reserve had previously been established, and the royalties and fees had not previously been recognized as revenue, because of uncertainty surrounding the collection of these amounts.

Note 7 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three months ended April 29, 2012 and May 1, 2011 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Costs charged to earnings related to:
Stock options	$827	$375
Restricted stock and restricted stock units	550	518
Total costs	$1,377	$893

Costs included in:
Direct operating expenses	$370	$482
General and administrative expenses	1,007	411
Total costs	$1,377	$893

Repurchases of Common Stock

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company’s lenders have consented to such repurchases through June 30, 2013, subject to certain conditions, as described in Note 12 to the Company’s consolidated financial statements included in the 2012 Form 10-K.

     The Company generally permits holders of restricted stock and restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

     The following table summarizes repurchases of common stock for the three months ended April 29, 2012 and May 1, 2011:

	Three Months Ended
	April 29,		May 1,
	2012		2011
	(In thousands)
		Common		Common
	Shares	Stock	Shares	Stock
Shares repurchased under share repurchase authorization	255	$1,854	-	$-
Shares surrendered in reimbursement for withholding taxes	-	-	13	57
	255	$1,854	13	$57

     Through April 29, 2012, the Company repurchased 255,000 shares at an average cost of $7.27 per share, for a total cost of $1.9 million, of which approximately $1.3 million was settled prior to quarter end.

Note 8 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	31	244
Total impairment charges and lease termination costs	$31	$244

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Balance at beginning of period	$709	$1,995
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	23	212
Accretion of discount	8	32
Total provision	31	244
Payments on unexpired leases, including settlements with
lessors	(46)	(949)
Balance at end of period	$694	$1,290

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 29, 2012 and January 29, 2012.

	April 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,634	$-	$-
Agricultural commodity futures contracts	8	-	-
Interest rate derivative	-	53	-
Total assets	$1,642	$53	$-

	January 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,039	$-	$-
Agricultural commodity futures contracts	21	-	-
Interest rate derivative	-	53	-
Total assets	$1,060	$53	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     There were no nonrecurring fair value measurements recorded during the three months ended April 29, 2012 or May 1, 2011.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of April 29, 2012 and January 29, 2012 were as follows:

	April 29, 2012		January 29, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$51,524	$51,524	$44,319	$44,319
Receivables	21,665	21,665	21,616	21,616
Receivables from Equity Method Franchisees	876	876	655	655
Agricultural commodity futures contracts	8	8	21	21
Interest rate derivatives	53	53	53	53

Liabilities:
Accounts payable	11,170	11,170	10,494	10,494
Long-term debt (including current maturities)	27,007	27,007	27,593	27,593

     The carrying value and fair value of the Company’s long-term debt was $27.0 million at April 29, 2012 and $27.6 million at January 29, 2012. The fair value of the term loan is estimated based on an indicative bid price. As such, the term loan is classified within Level 2, as defined under GAAP.

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At April 29, 2012, the Company had commodity derivatives with an aggregate contract volume of 140,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of April 29, 2012 and January 29, 2012.

		Asset Derivatives
		Fair Value
		April 29,	January 29,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2012	2012
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$8	$21

		Asset Derivatives
		Fair Value
		April 29,	January 29,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2012	2012
		(In thousands)
Interest rate derivative	Other assets	$53	$53

     The effect of derivative instruments on the consolidated statement of income for the three months ended April 29, 2012 and May 1, 2011 was as follows.

		Amount of Derivative Gain or
		(Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	April 29,	May 1,
Derivatives Not Designated as Hedging Instruments	Income	2012	2011
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$51	$(469)
Gasoline commodity futures contracts	Direct operating expenses	-	13
Total		$51	$(456)

		Amortization of Derivative Asset
		Recognized in Income
		Three Months Ended
	Location of Amortization of Derivative Asset	April 29,	May 1,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2012	2011
		(In thousands)
Interest rate derivative	Interest expense	$(2)	$-

		Amount of Derivative Gain or
		(Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	April 29,	May 1,
Derivatives Designated as a Cash Flow Hedge	OCI	2012	2011
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$2	$(198)
	Less - income tax effect	(1)	78
	Net change in amount recognized in OCI	$1	$(120)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparability of Results of Operations

     The Company’s net income and earnings per share for the first quarter of fiscal 2013 are not comparable to the corresponding amounts for the first quarter of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012. See “Results of Operations — Three Months Ended April 29, 2012 Compared to Three Months Ended May 1, 2011 — Provision for Income Taxes” below.

Results of Operations

     The following table sets forth operating metrics for the three months ended April 29, 2012 and May 1, 2011.

	Three Months Ended
	April 29,	May 1,
	2012	2011
Change in Same Store Sales (on-premises sales only):
Company stores	2.1%	5.8%
Domestic Franchise stores	5.8%	4.6%
International Franchise stores	(7.9)%	(4.3)%
International Franchise stores, in constant dollars(1)	(7.4)%	(9.6)%

Change in Same Store Customer Count - Company stores (retail sales only)	1.3%	2.9%

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,603	5,866
Convenience stores	4,600	5,145

Average weekly sales per door:
Grocers/mass merchants	$316	$292
Convenience stores	248	216

Systemwide Sales (in thousands):(2)
Company stores	$72,805	$69,027
Domestic Franchise stores	71,972	66,697
International Franchise stores	104,920	91,591
International Franchise stores, in constant dollars(3)	104,920	91,144

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$181.9	$198.5
Dual-channel stores:
On-premises	35.6	34.9
Wholesale	46.9	46.5
Total	82.5	81.4
On-premises only stores	35.1	34.3
All factory stores	72.5	72.6
Satellite stores	21.3	20.7
All stores	61.3	62.6

Domestic Franchise stores:
Factory stores	$47.7	$44.9
Satellite stores	18.0	14.3

International Franchise stores:
Factory stores	$41.1	$45.8
Satellite stores	11.7	9.8

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three months ended May 1, 2011 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three months ended April 29, 2012.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three months ended April 29, 2012 and May 1, 2011 include only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of April 29, 2012 and May 1, 2011.

	April 29,	May 1,
	2012	2011
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	6
Dual-channel stores	35	35
On-premises only stores	30	28
Satellite stores	20	17
Total Company stores	92	86

Domestic Franchise stores:
Factory stores	102	101
Satellite stores	40	44
Total Domestic Franchise stores	142	145

International Franchise stores:
Factory stores	115	109
Satellite stores	343	312
Total International Franchise stores	458	421

Total systemwide stores	692	652

     The following table sets forth data about the number of store operating weeks for the three months ended April 29, 2012 and May 1, 2011.

	Three Months Ended
	April 29,	May 1,
	2012	2011
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	78
Dual-channel stores	455	455
On-premises only stores	390	364
Satellite stores	260	212

Domestic Franchise stores:(1)
Factory stores	1,314	1,313
Satellite stores	519	547

International Franchise stores:(1)
Factory stores	1,313	1,158
Satellite stores	4,268	3,906

(1)	Metrics for the three months ended April 29, 2012 and May 1, 2011 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of April 29, 2012.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	12	4	-	16
Ohio	6	-	-	6
South Carolina	2	3	-	5
Tennessee	9	3	-	12
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	72	19	1	92

     Changes in the number of Company stores during the three months ended April 29, 2012 and May 1, 2011 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended April 29, 2012
January 29, 2012	72	19	1	92
Opened	-	-	-	-
Closed	-	-	-	-
April 29, 2012	72	19	1	92

Three months ended May 1, 2011
January 30, 2011	69	15	1	85
Opened	-	1	-	1
Closed	-	-	-	-
May 1, 2011	69	16	1	86

     The following table sets forth the types and locations of domestic franchise stores as of April 29, 2012.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	-	-	1
Arkansas	2	-	-	2
California	14	1	4	19
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	6	1	19
Georgia	6	4	-	10
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	-	1	2
North Carolina	7	1	-	8
Oklahoma	3	-	-	3
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	7	-	-	7
Wisconsin	1	1	-	2
Total	102	26	14	142

     Changes in the number of domestic franchise stores during the three months ended April 29, 2012 and May 1, 2011 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended April 29, 2012
January 29, 2012	102	25	15	142
Opened	1	2	-	3
Closed	(1)	(1)	(1)	(3)
April 29, 2012	102	26	14	142

Three months ended May 1, 2011
January 30, 2011	102	17	25	144
Opened	-	3	1	4
Closed	(1)	(1)	(1)	(3)
May 1, 2011	101	19	25	145

     The types and locations of international franchise stores as of April 29, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	7	6	19
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	1	-	5
China	2010	2	-	1	-	3
Dominican Republic	2011	1	-	1	-	2
Indonesia	2007	3	-	3	6	12
Japan	2007	16	-	21	-	37
Kuwait	2007	3	-	7	10	20
Lebanon	2009	2	-	6	1	9
Malaysia	2010	2	1	1	3	7
Mexico	2004	6	1	23	43	73
Philippines	2007	5	3	18	4	30
Puerto Rico	2009	4	-	-	-	4
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	9	-	59	20	88
South Korea	2005	33	-	25	-	58
Thailand	2011	2	2	-	-	4
Turkey	2010	1	-	10	3	14
United Arab Emirates	2008	2	-	14	4	20
United Kingdom	2004	12	3	25	9	49
Total		115	11	223	109	458

     Changes in the number of international franchise stores during the three months ended April 29, 2012 and May 1, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended April 29, 2012
January 29, 2012	118	11	226	105	460
Opened	-	-	14	6	20
Closed	(3)	-	(10)	(9)	(22)
Change in store type	-	-	(7)	7	-
April 29, 2012	115	11	223	109	458

Three months ended May 1, 2011
January 30, 2011	106	11	222	78	417
Opened	4	-	7	5	16
Closed	(1)	-	(6)	(5)	(12)
May 1, 2011	109	11	223	78	421

Three months ended April 29, 2012 compared to three months ended May 1, 2011

   Overview

     Total revenues rose by 3.7% to $108.5 million for the three months ended April 29, 2012 compared to $104.6 million for the three months ended May 1, 2011.

     Consolidated operating income increased to $10.8 million in the three months ended April 29, 2012 from $9.8 million in the three months ended May 1, 2011. Consolidated net income was $6.0 million in the three months ended April 29, 2012 compared to $9.2 million in the three months ended May 1, 2011. The Company’s net income and earnings per share for the first quarter of fiscal 2013 are not comparable to the corresponding amounts for the first quarter of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012. See “Provision for Income Taxes” below.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$73,341	$69,475
Domestic Franchise	2,633	2,369
International Franchise	6,027	5,636
KK Supply Chain:
Total revenues	53,785	53,883
Less - intersegment sales elimination	(27,290)	(26,763)
External KK Supply Chain revenues	26,495	27,120
Total revenues	$108,496	$104,600

Segment revenues as a percentage of total revenues:
Company Stores	67.6%	66.4%
Domestic Franchise	2.4	2.3
International Franchise	5.6	5.4
KK Supply Chain (external sales)	24.4	25.9
	100.0%	100.0%

Operating income (loss):
Company Stores	$2,948	$2,174
Domestic Franchise	1,569	1,147
International Franchise	4,494	4,171
KK Supply Chain	8,477	8,342
Total segment operating income	17,488	15,834
Unallocated general and administrative expenses	(6,623)	(5,799)
Impairment charges and lease termination costs	(31)	(244)
Consolidated operating income	$10,834	$9,791

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	April 29,	May 1,	April 29,	May 1,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$30,596	$28,156	41.7%	40.5%
Fundraising sales	4,880	4,705	6.7	6.8
Total on-premises sales	35,476	32,861	48.4	47.3
Wholesale sales:
Grocers/mass merchants	22,740	22,013	31.0	31.7
Convenience stores	14,322	13,879	19.5	20.0
Other wholesale	803	722	1.1	1.0
Total wholesale sales	37,865	36,614	51.6	52.7
Total revenues	73,341	69,475	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	27,797	26,295	37.9	37.8
Shop labor	12,782	12,601	17.4	18.1
Delivery labor	5,907	5,854	8.1	8.4
Employee benefits	4,998	4,606	6.8	6.6
Total cost of sales	51,484	49,356	70.2	71.0
Vehicle costs(1)	4,486	4,381	6.1	6.3
Occupancy(2)	2,414	2,262	3.3	3.3
Utilities expense	1,414	1,339	1.9	1.9
Depreciation expense	2,097	1,537	2.9	2.2
Other operating expenses	4,762	4,544	6.5	6.5
Total store level costs	66,657	63,419	90.9	91.3
Store operating income	6,684	6,056	9.1	8.7
Other segment operating costs(3)	2,661	2,757	3.6	4.0
Allocated corporate overhead	1,075	1,125	1.5	1.6
Segment operating income	$2,948	$2,174	4.0%	3.1%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended May 1, 2011	$32,861	$36,614	$69,475
Increase in sales at mature stores (open stores only)	673	1,251	1,924
Increase in sales at stores opened in fiscal 2012	1,942	-	1,942
Sales for the three months ended April 29, 2012	$35,476	$37,865	$73,341

     Sales at Company Stores increased 5.6% in the first quarter of fiscal 2013 from the first quarter of fiscal 2012 due to an increase in sales from existing stores and stores opened in fiscal 2012. Selling price increases implemented in the first quarter last year in the on-premises and wholesale distribution channels accounted for approximately 4.4 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the wholesale channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	April 29,	May 1,
	2012	2011
On-premises:
Change in same store sales	2.1%	5.8%
Change in same store customer count (retail sales only)	1.3%	2.9%
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(4.5)%	6.7%
Change in average weekly sales per door	8.2%	11.0%
Convenience stores:
Change in average weekly number of doors	(10.6)%	1.9%
Change in average weekly sales per door	14.8%	3.8%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
Change in same store sales:
Retail pricing	2.6%	5.8%
Guest check average (exclusive of the effects of pricing)	(1.7)	(2.4)
Customer count	1.1	2.4
Other	0.1	-
Total	2.1%	5.8%

     On-premises sales increased 8.0% to $35.5 million in the first quarter of fiscal 2013 from $32.9 million in the first quarter of fiscal 2012. Approximately 2.6 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2012. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affected items comprising approximately 60% of on-premises sales, and the average price increase on these items was approximately 14%. The Company currently does not expect to make any significant pricing changes for the balance of fiscal 2013.

     Higher customer traffic and retail price increases implemented in fiscal 2012 contributed to the improvement in same store sales, partially offset by coffee and doughnut promotional pricing which reduced the average guest check compared to last year. Also, the Company believes that the expected cannibalization effect of new stores in expansion markets adversely affected same store customer count in the first quarter of fiscal 2013. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “stealing” sales from existing stores in the same market.

   Wholesale distribution

     Sales to wholesale accounts increased 3.4% to $37.9 million in the first quarter of fiscal 2013 from $36.6 million in the first quarter of fiscal 2012. Wholesale sales increased approximately 5.2% due to price increases. The Company began implementing price increases for some products offered in the wholesale channel late in the first quarter of fiscal 2012, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of wholesale sales, and the average price increase on those products was approximately 11%. The effects of higher selling prices was partially offset by lower unit volumes in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

     Sales to grocers and mass merchants increased 3.3% to $22.7 million, with an 8.2% increase in average weekly sales per door, partially offset by a 4.5% decline in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects store closures by a regional grocery store customer. In addition, the decline reflects the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for the three months ended April 29, 2012, with the balance comprised of sales of packaged products.

     Convenience store sales rose 3.2% to $14.3 million, reflecting a 14.8% increase in the average weekly sales per door partially offset by a 10.6% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 is principally the result of the Company’s efforts to improve route management and route consolidation including the elimination of and reduction in the number of stops at relatively low volume doors which is intended to increase sales, increase average per door sales and reduce costs in the convenience store channel. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the three months ended April 29, 2012, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 0.8 percentage points from the first quarter of fiscal 2012 to 70.2% of revenues in the first quarter of fiscal 2013.

     The cost of food, beverage and packaging increased slightly from 37.8% of revenues in the first quarter of fiscal 2012 to 37.9% of revenues in the first quarter of fiscal 2013. Except for sugar, the cost of doughnut mixes, other ingredients, packaging and supplies was relatively unchanged in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The unit cost of sugar rose approximately 20% year-over-year in the first quarter of fiscal 2013. This cost increase was mitigated by higher selling prices and by changes in production equipment designed to reduce the consumption of sugar in the doughnut-making process.

     Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to remain relatively flat for the balance of fiscal 2013 compared to the comparable period of fiscal 2012. Excluding sugar, the Company has fixed the prices of over half of its raw materials and ingredients for the remainder of fiscal 2013. The Company has entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for substantially all of its estimated sugar requirements for both fiscal 2014 and fiscal 2015 at prices slightly higher than expected for fiscal 2013.

     Shop labor as a percentage of revenues declined by 0.7 percentage points from the first quarter of fiscal 2012 to 17.4% of revenues in the first quarter of fiscal 2013, and delivery labor as a percentage of revenues declined by 0.3 percentage points from the first quarter of fiscal 2012 to 8.1% of revenues, principally due to higher sales resulting from price increases.

     Depreciation expenses increased in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to increased capital expenditures in fiscal 2012 including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

   Domestic Franchise

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Revenues:
Royalties	$2,437	$2,186
Development and franchise fees	88	75
Other	108	108
Total revenues	2,633	2,369

Operating expenses:
Segment operating expenses	909	1,067
Depreciation expense	55	55
Allocated corporate overhead	100	100
Total operating expenses	1,064	1,222
Segment operating income	$1,569	$1,147

     Domestic Franchise revenues increased 11.1% to $2.6 million in the first quarter of fiscal 2013 from $2.4 million in the first quarter of fiscal 2012. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $67 million in the first quarter of fiscal 2012 to $72 million in the first quarter of fiscal 2013. Domestic Franchise same store sales rose 5.8% in the first quarter of fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses declined in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to a decrease in legal costs in the first quarter of fiscal 2013.

     Domestic franchisees opened three stores and closed three stores in the first quarter of fiscal 2013. As of April 29, 2012, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2017. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Revenues:
Royalties	$5,742	$5,288
Development and franchise fees	285	348
Total revenues	6,027	5,636

Operating expenses:
Segment operating expenses	1,230	1,138
Depreciation expense	3	2
Allocated corporate overhead	300	325
Total operating expenses	1,533	1,465
Segment operating income	$4,494	$4,171

     International Franchise royalties increased 8.6%, driven by an increase in sales by international franchise stores from $92 million in the first quarter of fiscal 2012 to $105 million in the first quarter of fiscal 2013. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business, had no significant impact on international franchise store sales remeasured in U.S. dollars or royalty revenues in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

     Royalties and franchise fees for the quarter ended May 1, 2011 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 7.4%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets fell 1.4% in the first quarter of fiscal 2013 and fell 12.0% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 46% of aggregate constant dollar same store sales for the first quarter of fiscal 2013. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 209 of the 531 international stores opened since the beginning of fiscal 2007.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses were flat at $1.5 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. International Franchise operating expenses reflect decreases in legal fees and share-based compensation expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. In addition, in the first quarter of fiscal 2012, the Company recorded a credit of $391,000 to the bad debt provision principally related to the Mexican franchisee discussed above.

     International franchisees opened 20 stores and closed 22 stores in the first quarter of fiscal 2013. Approximately half of the international store closures in the first quarter of fiscal 2013 occurred in three countries in the Middle East, and there remain 24 shops operating in those three countries. Management does not believe that the number of international closures experienced in the first quarter of fiscal 2013 is indicative of the number of closures that will be experienced in the second, third or fourth quarters of the year. As of April 29, 2012, existing development and franchise agreements for territories outside the United States provide for the development of approximately 280 additional stores through fiscal 2018, including an agreement to open stores in Moscow announced on April 23, 2012. On May 14, 2012, the Company signed its first development agreement with a franchisee in northern India pursuant to which the franchisee is expected to open 35 stores over the next five years. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	April 29,	May 1,	April 29,	May 1,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$19,207	$18,368	35.7%	34.1%
Other ingredients, packaging and supplies	32,650	32,856	60.7	61.0
Equipment	1,204	2,071	2.2	3.8
Fuel surcharge	724	588	1.3	1.1
Total revenues before intersegment sales elimination	53,785	53,883	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	36,966	36,781	68.7	68.3
(Gain) loss on agricultural derivatives	(51)	469	(0.1)	0.9
Inbound freight	1,466	1,053	2.7	2.0
Total cost of sales	38,381	38,303	71.4	71.1
Distribution costs	3,627	3,669	6.7	6.8
Other segment operating costs	2,838	3,105	5.3	5.8
Depreciation expense	162	189	0.3	0.4
Allocated corporate overhead	300	275	0.6	0.5
Total operating costs	45,308	45,541	84.2	84.5
Segment operating income	$8,477	$8,342	15.8%	15.5%

     Sales of doughnut mixes rose year-over-year in the first quarter of fiscal 2013 due to higher sales of mixes to international franchisees. Higher unit volumes accounted for the majority of the increase. Mix sales to Company and Domestic Franchise stores also rose slightly, reflecting slightly higher selling prices partially offset by lower unit volumes.

     Sales of other ingredients, packaging and supplies are made principally to Company and Domestic Franchise stores. While systemwide sales at Company and Domestic Franchise stores rose in the first quarter of fiscal 2013 compared to the first quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs were relatively unchanged in the first quarter of fiscal 2013 compared to the first quarter of the preceding fiscal year with the exception of the cost of sugar which rose in excess of 20% year-over-year. While the Company raised selling prices to recover higher sugar costs, the Company did not markup such higher costs, which resulted in a slight increase in the overall cost of goods produced and purchased as a percentage of revenues in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

     Inbound freight increased 0.7 percentage points from the first quarter of fiscal 2012 to 2.7% of revenues in the first quarter of fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in the second and third quarter of fiscal 2012. These increased costs in inbound freight were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses, associated with the outsourcing of product distribution.

     Franchisees opened 23 stores and closed 25 stores in the first quarter of fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. The Company sells doughnut mixes and concentrates to its international franchisees. These franchisees purchase substantially all other ingredients, packaging and supplies from vendors approved by the Company. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

   General and Administrative Expenses

     General and administrative expenses increased to $6.5 million, or 6.0% of total revenues in the first quarter of fiscal 2013 compared to $5.6 million, or 5.4% of total revenues in the first quarter of fiscal 2012. The increase in general and administrative expenses in the first quarter of fiscal 2013 compared to in the first quarter of fiscal 2012 is due principally to an increase in share-based compensation as a result of a grant to an executive officer who attained retirement eligibility during the quarter and the resulting acceleration in the recognition of the shared-based compensation expense.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $31,000 in the first quarter of fiscal 2013 compared to $244,000 in the first quarter of fiscal 2012. The components of these charges are set forth in the following table:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	31	244
	$31	$244

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers.

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals.

     In the first quarter of fiscal 2013 and 2012, the Company recorded lease termination charges of $31,000 and $244,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$187	$242
Letter of credit and unused revolver fees	75	114
Amortization of cost of interest rate hedge	2	-
Amortization of deferred financing costs	103	102
Other	31	19
	$398	$477

     The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the reduction in the principal outstanding under the Company’s term loan and a reduction in the lender’s interest margin due to a decrease in the Company’s leverage ratio.

   Equity in Losses of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $50,000 in the first quarter of fiscal 2013 compared to $9,000 in the first quarter of fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in the earnings of KK Mexico was approximately $40,000 for the three months ended May 1, 2011.

   Provision for Income Taxes

     The provision for income taxes was $4.5 million in the first quarter of fiscal 2013 compared to $265,000 in the first quarter of fiscal 2012.

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

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to over $30 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believes is more likely than not to be realized.

     While the reversal of a portion of the valuation allowances increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal has the effect of increasing the provision for income taxes, and therefore decreasing net income, beginning in the first quarter of fiscal 2013. This negative effect on earnings occurs because the reversal of the valuation allowances resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowances, such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, beginning in the first quarter of fiscal 2013, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, more closely reflects the blended federal and state income tax rates in jurisdictions in which the Company operates. The reversal of the valuation allowance had no effect on the Company’s cash payments for income taxes.

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in the first quarter of fiscal 2013 is not comparable to income tax expense in the first quarter of fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

     The portion of the income tax provision representing taxes estimated to be payable currently was approximately $230,000 and $220,000 in the first quarter of fiscal 2013 and fiscal 2012, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees, partially offset by reversals of liabilities for uncertain tax positions and related interest and penalties due principally to the expiration of statutes of limitation.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2013 is 45%; the reversal of accruals for uncertain tax positions related to issues associated with prior years reduced the effective income tax rate for the first quarter of fiscal 2013 to approximately 43%. Management’s estimate of the fiscal 2013 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding the effect of the fiscal 2012 reversal of the valuation allowance on the Company’s results of operations for fiscal 2013, and to facilitate comparisons of fiscal 2013 results with the Company’s results for the first quarter of fiscal 2012. In addition, the non-GAAP financial information is intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. Adjusted net income and adjusted earnings per common share reflect income tax expense only to the extent such expense is currently payable in cash. These non-GAAP performances measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands, except per share amounts)
Net income, as reported	$6,026	$9,171
Provision for deferred income taxes	4,234	45
Adjusted net income	$10,260	$9,216

Adjusted earnings per common share:
Basic	$0.15	$0.13
Diluted	$0.14	$0.13

Weighted average shares outstanding:
Basic	69,562	68,754
Diluted	71,888	71,169

   Net Income

     The Company reported net income of $6.0 million for the three months ended April 29, 2012 and $9.2 million for the three months ended May 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2013 and fiscal 2012.

	Three Months Ended
	April 29,	May 1,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$10,364	$5,066
Net cash provided used for investing activities	(1,312)	(1,652)
Net cash used for financing activities	(1,847)	(683)
Net increase in cash and cash equivalents	$7,205	$2,731

Cash Flows from Operating Activities

     Net cash provided by operating activities was $10.4 million and $5.1 million in the first three months of fiscal 2013 and fiscal 2012, respectively. Payments on leases related to closed stores were approximately $900,000 higher in the in the first three months of fiscal 2012 than in the first three months of fiscal 2013. The balance in the change in cash flows from operating activities principally reflects improved financial results and normal fluctuations in working capital.

Cash Flows from Investing Activities

     Investing activities used $1.3 million and $1.7 million of cash flow in the first three months of fiscal 2013 and 2012, respectively.

     Cash used for capital expenditures decreased to approximately $1.3 million in the first three months of fiscal 2013 from $1.8 million in the first three months of fiscal 2012. The Company currently expects capital expenditures to range from $18 million to $22 million in fiscal 2013. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

     In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011, as more fully as described in Note 12 to the consolidated financial statements in the 2012 Form 10-K, the Company deposited into escrow $1.8 million related to properties with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In fiscal 2012, the entire $1.8 million was released from escrow, including $200,000 in the first quarter of fiscal 2012.

Cash Flows from Financing Activities

     Net cash used by financing activities was $1.8 million in the first three months of fiscal 2013, compared to $683,000 in the first three months of fiscal 2012.

     During the first three months of fiscal 2013 and 2012, the Company repaid approximately $545,000 and $626,000, respectively, of scheduled principal amortization of outstanding term loan and capitalized lease indebtedness.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. Through April 29, 2012, the Company repurchased 255,000 shares at an average cost of $7.27 per share, for a total cost of $1.9 million. Approximately $1.3 million of such repurchases were settled prior to quarter end.

Recent Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted the new standards in the first quarter of fiscal 2013; such adoption had no effect on the Company’s financial condition or results of operations.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The Company adopted the new standards in the first quarter of fiscal 2013 by presenting a separate consolidated statement of comprehensive income in addition to the consolidated statement of income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2012 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of April 29, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of April 29, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended April 29, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     There have been no material changes from the disclosures contained in Part 1, Item 3, “Legal Proceedings,” in the 2012 Form 10-K.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or units)	Average Price Paid	Announced Plans	the Plans or
	Purchased	per Share (or unit)	or Programs	Programs
Period	(a)(1)	(b)	(c)	(d)(2)
January 30, 2012 through February 26, 2012	-	-	-	-
February 27, 2012 through March 25, 2012	-	-	-	-
March 26, 2012 through April 29, 2012	255,000	$7.27	255,000	$18,146,000

(1)	Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.
(2)	On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. MINE SAFETY DISCLOSURES.

     Not applicable.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

     The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 45 and are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: June 1, 2012	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended April 29, 2012 and May 1, 2011; (ii) the Consolidated Statement of Comprehensive Income for the three months ended April 29, 2012 and May 1, 2011; (iii) the Consolidated Balance Sheet as of April 29, 2012 and January 29, 2012; (iv) the Consolidated Statement of Cash Flows for the three months ended April 29, 2012 and May 1, 2011; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended April 29, 2012 and May 1, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements, tagged as block text*

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