Form 10-Q
period 2012-07-29
KRISPY KREME DOUGHNUTS INC
filed 2012-09-07
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012

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

     Number of shares of Common Stock, no par value, outstanding as of August 20, 2012: 65,001,705.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$102,115	$97,952	$210,611	$202,552
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	85,657	85,697	174,348	172,680
General and administrative expenses	4,770	4,930	11,228	10,574
Depreciation expense	2,399	2,087	4,881	4,025
Impairment charges and lease termination costs	55	301	86	545
Operating income	9,234	4,937	20,068	14,728
Interest income	61	56	88	101
Interest expense	(420)	(414)	(818)	(891)
Equity in income (losses) of equity method franchisees	(53)	12	(103)	3
Gain on sale of interest in equity method franchisee	-	6,198	-	6,198
Other non-operating income and (expense), net	79	86	157	172
Income before income taxes	8,901	10,875	19,392	20,311
Provision for income taxes	3,972	2,036	8,437	2,301
Net income	$4,929	$8,839	$10,955	$18,010

Earnings per common share:
Basic	$0.07	$0.13	$0.16	$0.26
Diluted	$0.07	$0.12	$0.16	$0.25

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Net income	$4,929	$8,839	$10,955	$18,010
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(27)	-	57
Less income taxes	-	10	-	(23)
	-	(17)	-	34
Unrealized loss on cash flow hedge	(16)	(183)	(14)	(381)
Less income taxes	6	73	5	151
	(10)	(110)	(9)	(230)
Total other comprehensive loss	(10)	(127)	(9)	(196)
Comprehensive income	$4,919	$8,712	$10,946	$17,814

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 29,	January 29,
	2012	2012
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,002	$44,319
Receivables	22,376	21,616
Receivables from equity method franchisees	756	655
Inventories	15,704	16,497
Deferred income taxes	17,723	10,540
Other current assets	7,319	3,613
Total current assets	104,880	97,240
Property and equipment	75,628	75,466
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	23,776	23,776
Deferred income taxes	107,172	129,053
Other assets	11,044	9,413
Total assets	$322,500	$334,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,181	$2,224
Accounts payable	11,901	10,494
Accrued liabilities	25,833	28,800
Total current liabilities	39,915	41,518
Long-term debt, less current maturities	24,283	25,369
Other long-term obligations	23,247	18,935

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value	-	-
Common stock, no par value	352,522	377,539
Accumulated other comprehensive loss	(345)	(336)
Accumulated deficit	(117,122)	(128,077)
Total shareholders’ equity	235,055	249,126
Total liabilities and shareholders’ equity	$322,500	$334,948

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,955	$18,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,881	4,025
Deferred income taxes	7,524	128
Accrued rent expense	257	315
Loss on disposal of property and equipment	389	213
Gain on sale of interest in equity method franchisee	-	(6,198)
Share-based compensation	2,148	1,806
Provision for doubtful accounts	(73)	(399)
Amortization of deferred financing costs	202	218
Equity in (income) losses of equity method franchisees	103	(3)
Other	(1,258)	1,283
Change in assets and liabilities:
Receivables	(693)	199
Inventories	793	(3,921)
Other current and non-current assets	(1,968)	(1,093)
Accounts payable and accrued liabilities	(1,859)	(351)
Other long-term obligations	1,592	(1,540)
Net cash provided by operating activities	22,993	12,692
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,233)	(4,146)
Proceeds from disposals of property and equipment	49	19
Proceeds from sale of interest in equity method franchisee	-	7,723
Escrow deposit recovery	-	1,000
Other investing activities	(24)	13
Net cash provided by (used for) investing activities	(5,208)	4,609
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,100)	(7,846)
Deferred financing costs	(11)	(12)
Proceeds from exercise of stock options	-	1,036
Proceeds from exercise of warrants	9	-
Repurchase of common shares	(20,000)	(125)
Net cash used for financing activities	(21,102)	(6,947)
Net increase (decrease) in cash and cash equivalents	(3,317)	10,354
Cash and cash equivalents at beginning of period	44,319	21,970
Cash and cash equivalents at end of period	$41,002	$32,324

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income (loss) for the six months
ended July 29, 2012			(9)	10,955	10,946
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)			(7,174)
Exercise of warrants	1	9			9
Share-based compensation	22	2,148			2,148
Repurchase of common shares	(3,113)	(20,000)			(20,000)
Balance at July 29, 2012	65,002	$352,522	$(345)	$(117,122)	$235,055

Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income (loss) for the six months
ended July 31, 2011			(196)	18,010	17,814
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	28	1,806			1,806
Repurchase of common shares	(16)	(125)			(125)
Balance at July 31, 2011	67,928	$373,525	$(230)	$(276,336)	$96,959

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Numerator: net income	$4,929	$8,839	$10,955	$18,010
Denominator:
Basic earnings per share - weighted average shares outstanding	67,461	68,900	68,511	68,827
Effect of dilutive securities:
Stock options and warrants	1,488	2,080	1,635	1,868
Restricted stock and restricted stock units	483	726	514	743
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	69,432	71,706	70,660	71,438

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 4.3 million and 6.5 million shares for the three months ended July 29, 2012 and July 31, 2011, respectively, as well as 174,000 unvested shares of restricted stock and unvested restricted stock units for the three months ended July 29, 2012, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     Stock options and warrants with respect to 3.3 million and 7.3 million shares, as well as 87,000 and 67,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the six months ended July 29, 2012 and July 31, 2011, respectively, because their inclusion would be antidilutive.

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

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended July 29, 2012 and July 31, 2011. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Company Stores	$69,338	$65,992	$142,679	$135,467
Domestic Franchise	2,430	2,349	5,063	4,718
International Franchise	5,781	5,352	11,808	10,988
KK Supply Chain:
Total revenues	51,465	50,341	105,250	104,224
Less – intersegment sales elimination	(26,899)	(26,082)	(54,189)	(52,845)
External KK Supply Chain revenues	24,566	24,259	51,061	51,379
Total revenues	$102,115	$97,952	$210,611	$202,552

Operating income (loss):
Company Stores	$338	$(1,049)	$3,286	$1,125
Domestic Franchise	1,329	216	2,898	1,363
International Franchise	4,162	3,409	8,656	7,580
KK Supply Chain	8,392	7,745	16,869	16,087
Total segment operating income	14,221	10,321	31,709	26,155
Unallocated general and administrative expenses	(4,932)	(5,083)	(11,555)	(10,882)
Impairment charges and lease termination costs	(55)	(301)	(86)	(545)
Consolidated operating income	$9,234	$4,937	$20,068	$14,728

Depreciation expense:
Company Stores	$1,944	$1,689	$4,041	$3,226
Domestic Franchise	55	55	110	110
International Franchise	3	2	6	4
KK Supply Chain	235	188	397	377
Corporate administration	162	153	327	308
Total depreciation expense	$2,399	$2,087	$4,881	$4,025

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

     The Company had valuation allowances against deferred tax assets of $10.7 million at July 29, 2012 and January 29, 2012, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained valuation allowances on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

     The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, in the fourth quarter of fiscal 2012.

     The remaining valuation allowance of $10.7 million at July 29, 2012 and January 29, 2012 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

Note 4 — Receivables

     The components of receivables are as follows:

	July 29,	January 29,
	2012	2012
	(In thousands)
Receivables:
Wholesale customers	$9,804	$10,169
Unaffiliated franchisees	11,526	11,405
Other receivables	995	1,015
Current portion of notes receivable	212	185
	22,537	22,774
Less — allowance for doubtful accounts:
Wholesale customers	(125)	(349)
Unaffiliated franchisees	(36)	(809)
	(161)	(1,158)
	$22,376	$21,616

Receivables from Equity Method Franchisees (Note 6):
Trade	$756	$655

     The changes in the allowance for doubtful accounts are summarized as follows:

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,158	$1,334
Provision for doubtful accounts	(14)	13
Net recoveries (chargeoffs)	(983)	(40)
Balance at end of period	$161	$1,307

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(59)	-
Net recoveries (chargeoffs)	59	-
Balance at end of period	$-	$-

The Company also has notes receivable from franchisees which are summarized in the following table. These balances are included in “Other assets” in the accompanying consolidated balance sheet.

	July 29,	January 29,
	2012	2012
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$586	$777
Less — portion due within one year included in receivables	(212)	(185)
Less — allowance for doubtful accounts	(68)	(68)
	$306	$524

The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$68	$538
Provision for doubtful accounts	-	(412)
Net recoveries (chargeoffs)	-	(58)
Balance at end of period	$68	$68

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million at July 29, 2012 and January 29, 2012 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of these amounts. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 6. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 5 — Inventories

     The components of inventories are as follows:

	July 29,	January 29,
	2012	2012
	(In thousands)
Raw materials	$5,331	$5,306
Work in progress	38	89
Finished goods and purchased merchandise	10,335	11,102
	$15,704	$16,497

Note 6 — Investments in Franchisees

     As of July 29, 2012, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	July 29, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$297	$593
Kremeworks Canada, LP	24.5%	-	22	-
Krispy Kreme of South Florida, LLC	35.3%	-	437	1,789
		900	756	$2,382
Less: reserves and allowances		(900)	-
		$-	$756

	January 29, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$308	$739
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	327	1,946
		900	655	$2,685
Less: reserves and allowances		(900)	-
		$-	$655

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

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2012. The aggregate amount of such indebtedness was approximately $3.0 million at July 29, 2012.

     Current liabilities at July 29, 2012 and January 29, 2012 include accruals for potential payments under loan guarantees of approximately $1.8 million and $1.9 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity has been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee.

     On May 5, 2011, the Company sold its 30% equity interest in KK Mexico to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.7 million in exchange for its equity interest and, after deducting costs of the transaction, realized a gain of approximately $6.2 million on the disposition. After provision for payment of Mexican income taxes related to the sale of approximately $1.5 million, the Company reported an after tax gain on the disposition of approximately $4.7 million in the quarter ending July 31, 2011. The net after tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the outstanding balance of the 2011 Term Loan.

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

Note 7 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     On June 12, 2012, the Company’s shareholders approved the Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan, the term of which expires on June 11, 2022, replaces the Company’s 2000 Stock Incentive Plan, which expired on June 30, 2012. The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock awards, performance unit awards, performance share awards, stock appreciation rights, and phantom stock awards.

     The 2012 Plan limits the issuance of shares of Company common stock under the 2012 Plan to approximately 3,550,000 shares. Any shares that are subject to options or stock appreciation rights awarded under the 2012 Plan will be counted against the 2012 Plan limit as one share for every one share granted, and any shares that are subject to 2012 Plan awards other than options or stock appreciation rights will be counted against this limit as one and thirty three-hundredths (1.33) shares for every one share granted. The 2012 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three and six months ended July 29, 2012 and July 31, 2011 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Costs charged to earnings related to:
Stock options	$234	$395	$1,061	$770
Restricted stock and restricted stock units	537	518	1,087	1,036
Total costs	$771	$913	$2,148	$1,806

Costs included in:
Direct operating expenses	$357	$483	$727	$965
General and administrative expenses	414	430	1,421	841
Total costs	$771	$913	$2,148	$1,806

Repurchases of Common Stock

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company’s lenders consented to such repurchases through June 30, 2013, subject to certain conditions, as described in Note 12 to the Company’s consolidated financial statements included in the 2012 Form 10-K.

     The Company generally permits holders of restricted stock and restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

     The following table summarizes repurchases of common stock for the three and six months ended July 29, 2012 and July 31, 2011:

	Three Months Ended
	July 29,		July 31,
	2012		2011
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	2,858	$18,146	-	$-
Shares surrendered in reimbursement for withholding taxes	-	-	3	68
	2,858	$18,146	3	$68

	Six Months Ended
	July 29,		July 31,
	2012		2011
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	3,113	$20,000	-	$-
Shares surrendered in reimbursement for withholding taxes	-	-	16	125
	3,113	$20,000	16	$125

     The Company completed the share repurchase during the second quarter of fiscal 2013, purchasing 2,858,000 shares at an average cost of $6.35. For the six months ended July 29, 2012, the Company purchased 3,113,000 shares at an average cost of $6.42 per share, for a total cost of $20 million.

Note 8 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs	55	301	86	545
Total impairment charges and lease termination costs	$55	$301	$86	$545

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$694	$1,290	$709	$1,995
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting
from settlements with lessors and adjustments of previous estimates	47	280	70	492
Accretion of discount	8	21	16	53
Total provision	55	301	86	545
Payments on unexpired leases, including settlements with lessors	(70)	(439)	(116)	(1,388)
Balance at end of period	$679	$1,152	$679	$1,152

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 29, 2012 and January 29, 2012.

	July 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,601	$-	$-
Agricultural commodity futures contracts	57	-	-
Interest rate derivative	-	30	-
Total assets	$1,658	$30	$-

	January 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,039	$-	$-
Agricultural commodity futures contracts	21	-	-
Interest rate derivative	-	53	-
Total assets	$1,060	$53	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     There were no nonrecurring fair value measurements recorded during the three and six months ended July 29, 2012 and July 31, 2011.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of July 29, 2012 and January 29, 2012 were as follows:

	July 29, 2012		January 29, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$41,002	$41,002	$44,319	$44,319
Receivables	22,376	22,376	21,616	21,616
Receivables from Equity Method Franchisees	756	756	655	655
Agricultural commodity futures contracts	57	57	21	21
Interest rate derivatives	30	30	53	53

Liabilities:
Accounts payable	11,901	11,901	10,494	10,494
Long-term debt (including current maturities)	26,464	26,464	27,593	27,593

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At July 29, 2012, the Company had commodity derivatives with an aggregate contract volume of 30,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of July 29, 2012 and January 29, 2012:

		Asset Derivatives
		Fair Value
		July 29,	January 29,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2012	2012
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$57	$21

		Asset Derivatives
		Fair Value
		July 29,	January 29,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2012	2012
		(In thousands)
Interest rate derivative	Other assets	$30	$53

     The effect of derivative instruments on the consolidated statement of income for the three and six months ended July 29, 2012 and July 31, 2011, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	July 29,	July 31,	July 29,	July 31,
Instruments	Recognized in Income	2012	2011	2012	2011
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$1,066	$(129)	$1,117	$(598)
Gasoline commodity futures contracts	Direct operating expenses	-	(22)	-	(9)
Total		$1,066	$(151)	$1,117	$(607)

		Amortization of Derivative Asset
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Designated as a Cash Flow	Location of Amortization of Derivative	July 29,	July 31,	July 29,	July 31,
Hedge	Asset Recognized in Income	2012	2011	2012	2011
		(In thousands)
Interest rate derivative	Interest expense	$(7)	$-	$(9)	$-

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Designated as a Cash Flow	Location of Derivative Gain or (Loss)	July 29,	July 31,	July 29,	July 31,
Hedge	Recognized in OCI	2012	2011	2012	2011
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$(16)	$(183)	$(14)	$(381)
	Less - income tax effect	6	73	5	151
	Net change in amount recognized in OCI	$(10)	$(110)	$(9)	$(230)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparability of Results of Operations

     The Company’s net income and earnings per share for the second quarter and the first six months of fiscal 2013 are not comparable to the corresponding amounts for the second quarter and the first six months of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense in periods after the reversal. See “Results of Operations - Three Months Ended July 29, 2012 Compared to Three Months Ended July 31, 2011 - Provision for Income Taxes” and “Results of Operations - Six Months Ended July 29, 2012 Compared to Six Months Ended July 31, 2011 - Provision for Income Taxes” below.

Results of Operations

     The following table sets forth operating metrics for the three and six months ended July 29, 2012 and July 31, 2011.

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Change in Same Store Sales (on-premises sales only):
Company stores	5.4%	2.5%	3.7%	4.2%
Domestic Franchise stores	6.7%	6.3%	6.2%	5.4%
International Franchise stores	(12.7)%	(3.1)%	(10.3)%	(3.7)%
International Franchise stores, in constant dollars(1)	(10.0)%	(11.7)%	(8.7)%	(10.7)%

Change in Same Store Customer Count - Company stores
(retail sales only)	6.6%	(2.9)%	3.8%	0.0%

Average guest check - Company stores (retail sales only)	$7.43	$7.49	$7.27	$7.28

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchants	5,586	5,876	5,595	5,871
Convenience stores	4,470	4,846	4,535	4,996

Average weekly sales per door:
Grocery/mass merchants	$322	$297	$319	$294
Convenience stores	246	227	247	221

Systemwide Sales (in thousands):(2)
Company stores	$68,710	$65,476	$141,515	$134,503
Domestic Franchise stores	69,532	64,829	141,504	131,526
International Franchise stores	102,437	95,669	207,357	187,260
International Franchise stores, in constant dollars(3)	102,437	92,484	207,357	183,679

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$179.9	$203.2	$180.9	$200.8
Dual-channel stores:
On-premises	30.4	28.9	32.9	31.9
Wholesale	45.6	46.7	45.5	46.6
Total	76.0	75.6	78.4	78.5
On-premises only stores	32.9	30.1	34.2	32.0
All factory stores	68.5	67.8	70.5	69.8
Satellite stores	18.5	19.3	19.9	19.8
All stores	57.6	58.1	59.5	60.3

Domestic Franchise stores:
Factory stores	$46.7	$43.0	$47.3	$43.9
Satellite stores	16.6	15.3	17.3	15.0

International Franchise stores:
Factory stores	$39.8	$44.0	$40.6	$45.0
Satellite stores	11.1	11.0	11.4	10.4

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended July 31, 2011 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended July 29, 2012.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and six months ended July 29, 2012 and July 31, 2011 include only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of July 29, 2012 and July 31, 2011.

	July 29,	July 31,
	2012	2011
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	6
Dual-channel stores	36	35
On-premises only stores	30	29
Satellite stores	20	18
Total Company stores	93	88

Domestic Franchise stores:
Factory stores	101	103
Satellite stores	40	45
Total Domestic Franchise stores	141	148

International Franchise stores:
Factory stores	118	111
Satellite stores	359	322
Total International Franchise stores	477	433

Total systemwide stores	711	669

       The following table sets forth data about the number of store operating weeks for the three and six months ended July 29, 2012 and July 31, 2011.

	Three Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	78	182	156
Dual-channel stores	468	455	936	910
On-premises only stores	384	377	761	754
Satellite stores	260	226	520	425

Domestic Franchise stores:(1)
Factory stores	1,309	1,321	2,610	2,634
Satellite stores	520	542	1,039	1,063

International Franchise stores:(1)
Factory stores	1,323	1,157	2,623	2,302
Satellite stores	4,494	4,043	8,723	7,897

(1)	Metrics for the three and six months ended July 29, 2012 and July 31, 2011 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of July 29, 2012.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	6	4	-	10
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	12	4	-	16
Ohio	6	-	-	6
South Carolina	3	3	-	6
Tennessee	9	3	-	12
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	73	19	1	93

     Changes in the number of Company stores during the three and six months ended July 29, 2012 and July 31, 2011 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended July 29, 2012
April 29, 2012	72	19	1	92
Opened	1	-	-	1
Closed	-	-	-	-
July 29, 2012	73	19	1	93

Six months ended July 29, 2012
January 29, 2012	72	19	1	92
Opened	1	-	-	1
Closed	-	-	-	-
July 29, 2012	73	19	1	93

Three months ended July 31, 2011
May 1, 2011	69	16	1	86
Opened	-	2	-	2
Closed	-	-	-	-
Change in store type	1	(1)	-	-
July 31, 2011	70	17	1	88

Six months ended July 31, 2011
January 30, 2011	69	15	1	85
Opened	-	3	-	3
Closed	-	-	-	-
Change in store type	1	(1)	-	-
July 31, 2011	70	17	1	88

     The following table sets forth the types and locations of domestic franchise stores as of July 29, 2012.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	-	-	1
Arkansas	2	-	-	2
California	14	1	4	19
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	6	1	19
Georgia	6	4	-	10
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	2	1	-	3
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	-	1	2
North Carolina	7	1	-	8
Oklahoma	3	-	-	3
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	1	-	2
Total	101	26	14	141

     Changes in the number of domestic franchise stores during the three and six months ended July 29, 2012 and July 31, 2011 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended July 29, 2012
April 29, 2012	102	26	14	142
Opened	-	-	-	-
Closed	(1)	-	-	(1)
July 29, 2012	101	26	14	141

Six months ended July 29, 2012
January 29, 2012	102	25	15	142
Opened	1	2	-	3
Closed	(2)	(1)	(1)	(4)
July 29, 2012	101	26	14	141

Three months ended July 31, 2011
May 1, 2011	101	19	25	145
Opened	2	3	-	5
Closed	-	-	(2)	(2)
July 31, 2011	103	22	23	148

Six months ended July 31, 2011
January 30, 2011	102	17	25	144
Opened	2	6	1	9
Closed	(1)	(1)	(3)	(5)
July 31, 2011	103	22	23	148

     The types and locations of international franchise stores as of July 29, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	7	6	19
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
China	2010	2	-	1	-	3
Dominican Republic	2011	1	-	1	-	2
Indonesia	2007	3	-	3	6	12
Japan	2007	16	-	21	-	37
Kuwait	2007	3	-	5	10	18
Lebanon	2009	2	-	6	1	9
Malaysia	2010	2	1	1	4	8
Mexico	2004	7	1	24	45	77
Philippines	2007	5	3	22	4	34
Puerto Rico	2009	4	-	-	-	4
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	9	-	63	20	92
South Korea	2005	33	-	27	-	60
Thailand	2011	3	2	-	-	5
Turkey	2010	1	-	9	4	14
United Arab Emirates	2008	2	-	14	5	21
United Kingdom	2004	13	3	27	9	52
Total		118	11	234	114	477

     Changes in the number of international franchise stores during the three and six months ended July 29, 2012 and July 31, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended July 29, 2012
April 29, 2012	115	11	223	109	458
Opened	4	-	14	6	24
Closed	-	-	(4)	(1)	(5)
Change in store type	(1)	-	1	-	-
July 29, 2012	118	11	234	114	477

Six months ended July 29, 2012
January 29, 2012	118	11	226	105	460
Opened	4	-	28	12	44
Closed	(3)	-	(14)	(10)	(27)
Change in store type	(1)	-	(6)	7	-
July 29, 2012	118	11	234	114	477

Three months ended July 31, 2011
May 1, 2011	109	11	223	78	421
Opened	3	-	9	5	17
Closed	(1)	-	(3)	(1)	(5)
July 31, 2011	111	11	229	82	433

Six months ended July 31, 2011
January 30, 2011	106	11	222	78	417
Opened	7	-	16	10	33
Closed	(2)	-	(9)	(6)	(17)
July 31, 2011	111	11	229	82	433

Three months ended July 29, 2012 compared to three months ended July 31, 2011

   Overview

     Total revenues rose by 4.3% to $102.1 million for the three months ended July 29, 2012 compared to $98.0 million for the three months ended July 31, 2011.

     Consolidated operating income increased to $9.2 million in the three months ended July 29, 2012 from $4.9 million in the three months ended July 31, 2011. Consolidated net income was $4.9 million in the three months ended July 29, 2012 compared to $8.8 million in the three months ended July 31, 2011. The Company’s net income and earnings per share for the second quarter of fiscal 2013 are not comparable to the corresponding amounts for the second quarter of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense after the reversal; see “Provision for Income Taxes” below.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$69,338	$65,992
Domestic Franchise	2,430	2,349
International Franchise	5,781	5,352
KK Supply Chain:
Total revenues	51,465	50,341
Less - intersegment sales elimination	(26,899)	(26,082)
External KK Supply Chain revenues	24,566	24,259
Total revenues	$102,115	$97,952

Segment revenues as a percentage of total revenues:
Company Stores	67.9%	67.4%
Domestic Franchise	2.4	2.4
International Franchise	5.7	5.5
KK Supply Chain (external sales)	24.1	24.8
	100.0%	100.0%

Operating income (loss):
Company Stores	$338	$(1,049)
Domestic Franchise	1,329	216
International Franchise	4,162	3,409
KK Supply Chain	8,392	7,745
Total segment operating income	14,221	10,321
Unallocated general and administrative expenses	(4,932)	(5,083)
Impairment charges and lease termination costs	(55)	(301)
Consolidated operating income	$9,234	$4,937

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$29,062	$26,374	41.9%	40.0%
Fundraising sales	2,651	2,569	3.8	3.9
Total on-premises sales	31,713	28,943	45.7	43.9
Wholesale sales:
Grocery/mass merchants	23,014	22,468	33.2	34.0
Convenience stores	13,752	13,800	19.8	20.9
Other wholesale	859	781	1.2	1.2
Total wholesale sales	37,625	37,049	54.3	56.1
Total revenues	69,338	65,992	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	26,624	25,680	38.4	38.9
Shop labor	12,743	12,484	18.4	18.9
Delivery labor	5,876	5,797	8.5	8.8
Employee benefits	5,093	4,567	7.3	6.9
Total cost of sales	50,336	48,528	72.6	73.5
Vehicle costs(1)	4,144	4,426	6.0	6.7
Occupancy(2)	2,389	2,323	3.4	3.5
Utilities expense	1,540	1,500	2.2	2.3
Depreciation expense	1,944	1,689	2.8	2.6
Other operating expenses	4,602	4,268	6.6	6.5
Total store level costs	64,955	62,734	93.7	95.1
Store operating income	4,383	3,258	6.3	4.9
Other segment operating costs(3)	2,970	3,182	4.3	4.8
Allocated corporate overhead	1,075	1,125	1.6	1.7
Segment operating income (loss)	$338	$(1,049)	0.5%	(1.6)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended July 31, 2011	$28,943	$37,049	$65,992
Increase in sales at mature stores (open stores only)	1,707	576	2,283
Increase in sales at stores opened in fiscal 2012	671	-	671
Sales at stores opened in fiscal 2013	392	-	392
Sales for the three months ended July 29, 2012	$31,713	$37,625	$69,338

     Sales at Company Stores increased 5.1% in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 due to an increase in sales from existing stores and stores opened in fiscal 2012 and fiscal 2013.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	July 29,	July 31,
	2012	2011
On-premises:
Change in same store sales	5.4%	2.5%
Change in same store customer count (retail sales only)	6.6%	(2.9)%
Average guest check (retail sales only)	$7.43	$7.49
Wholesale:
Grocery/mass merchants:
Change in average weekly number of doors	(4.9)%	3.2%
Change in average weekly sales per door	8.4%	12.9%
Convenience stores:
Change in average weekly number of doors	(7.8)%	(5.7)%
Change in average weekly sales per door	8.4%	10.2%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	July 29,	July 31,
	2012	2011
Change in same store sales:
Retail pricing	0.0%	8.3%
Guest check average (exclusive of the effects of pricing)	(0.7)	(2.7)
Customer count	5.9	(2.6)
Other	0.2	(0.5)
Total	5.4%	2.5%

     On-premises sales increased 9.6% to $31.7 million in the second quarter of fiscal 2013 from $28.9 million in the second quarter of fiscal 2012. The increase was driven by higher customer traffic. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency.

     The Company believes that the expected cannibalization and honeymoon effects of new stores in expansion markets adversely affected same store customer count in the second quarter of fiscal 2013. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

   Wholesale distribution

     Sales to wholesale accounts increased 1.6% to $37.6 million in the second quarter of fiscal 2013 from $37.0 million in the second quarter of fiscal 2012. Higher unit volumes accounted for the majority of the increase.

     Sales to grocers and mass merchants increased 2.4% to $23.0 million, with an 8.4% increase in average weekly sales per door partially offset by a 4.9% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects store closures by a regional grocery store customer as well as the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for the three months ended July 29, 2012, with the balance comprised of package products.

     Convenience store sales were unchanged at $13.8 million, reflecting an 8.4% increase in the average weekly sales per door, partially offset by a 7.8% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects the Company’s efforts to improve route management and route consolidation including the elimination of and reduction in the number of stops at relatively low volume doors. These actions are intended to increase average per door sales and reduce costs in the convenience store channel. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the three months ended July 29, 2012, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 0.9 percentage points from the second quarter of fiscal 2012 to 72.6% of revenues in the second quarter of fiscal 2013.

     The cost of food, beverage and packaging decreased by 0.5% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The cost of doughnut mixes, shortening and packaging declined slightly reflecting lower input costs at KK Supply Chain. The cost of sugar rose approximately 11% year-over-year in the second quarter of fiscal 2013. This cost increase was partially mitigated by changes in production equipment designed to reduce the consumption of sugar in the doughnut-making process.

     KK Supply Chain has fixed the prices on substantially all of its major raw materials for the remainder of fiscal 2013. Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to be slightly lower for the balance of fiscal 2013 compared to the second half of fiscal 2012. The Company has entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for substantially all of its estimated sugar requirements for both fiscal 2014 and fiscal 2015 at prices slightly higher than expected for fiscal 2013.

     Shop labor as a percentage of revenues declined by 0.5 percentage points from the second quarter of fiscal 2012 to 18.4% of revenues in the second quarter of fiscal 2013, principally due to higher revenues and improved labor cost management.

     Vehicle costs as a percentage of revenues decreased from 6.7% of revenues in the second quarter of fiscal 2012 to 6.0% of revenues in the second quarter of fiscal 2013, principally as a result of lower fuel costs due to a decrease in fuel prices and a reduction in mileage due to route rationalization.

     Many segment operating costs are fixed or semi-fixed in nature and accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2012 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $370,000 in the second quarter of fiscal 2013 and $500,000 in the second quarter of fiscal 2012. The $370,000 favorable adjustment recorded in the second quarter of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $210,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $180,000 included in other operating costs. Substantially all of the $500,000 in favorable adjustments recorded in the second quarter of fiscal 2012 relates to workers’ compensation liability claims.

     On June 28, 2012, the United States Supreme Court rejected constitutional challenges to the Patient Protection and Affordable Care Act (the “Act”). Among other things, the Act requires businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2014, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act limits the portion of the cost of the benefits which the Company can require employees to pay.

     The Company currently employs approximately 1,300 persons (approximately 35% of the Company’s total number of employees) to whom the Company does not currently provide health care benefits but who could be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented in January 2014 because, among other reasons, many of the specifics relating to implementation, including many of the specifics of the coverage required to be offered, are to be contained in regulations which have not yet been drafted. In addition, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act.

     However, based on information currently available to the Company and the Company’s analyses to-date and its current cost estimates, management currently does not expect that the aggregate incremental cost of providing health care coverage prescribed by the Act will exceed its current costs by more than approximately $5 million annually. The Company currently believes its incremental costs will be less than such amount, and may be substantially less. Such estimate does not reflect any mitigating actions the Company might take in order to reduce the cost of the benefits required to be offered or reduce the number of employees subject to the new requirements. The Company is continuing to study and evaluate the requirements of the Act, and the Company’s estimate of the additional cost of providing benefits mandated by the Act is expected to change as the Company gains additional information and makes decisions affecting its implementation of the Act’s requirements.

   Domestic Franchise

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Revenues:
Royalties	$2,321	$2,136
Development and franchise fees	-	105
Other	109	108
Total revenues	2,430	2,349

Operating expenses:
Segment operating expenses	946	1,978
Depreciation expense	55	55
Allocated corporate overhead	100	100
Total operating expenses	1,101	2,133
Segment operating income	$1,329	$216

     Domestic Franchise revenues increased 3.4% to $2.4 million in the second quarter of fiscal 2013 from $2.3 million in the second quarter of fiscal 2012. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $65 million in the second quarter of fiscal 2012 to $70 million in the second quarter of fiscal 2013. Domestic Franchise same store sales rose 6.7% in the second quarter of fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The decrease in Domestic Franchise operating expenses in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter of fiscal 2012, as well as a decrease in legal costs in the second quarter of fiscal 2013.

     As of July 29, 2012, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Revenues:
Royalties	$5,491	$5,129
Development and franchise fees	290	223
Total revenues	5,781	5,352

Operating expenses:
Segment operating expenses	1,316	1,616
Depreciation expense	3	2
Allocated corporate overhead	300	325
Total operating expenses	1,619	1,943
Segment operating income	$4,162	$3,409

     International Franchise royalties increased 7.1%, driven by an increase in sales by international franchise stores from $96 million in the second quarter of fiscal 2012 to $102 million in the second quarter of fiscal 2013. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $3.5 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, which negatively affected international royalty revenues by approximately $210,000.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 10.0%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets increased 0.9% in the second quarter of fiscal 2013 and fell 18.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 50% of aggregate constant dollar same store sales for the second quarter of fiscal 2013. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their businesses; these franchisees opened 219 of the 555 international stores opened since the beginning of fiscal 2007.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased in the second quarter of fiscal 2013 to $1.3 million compared to $1.6 million in the second quarter of fiscal 2012. International Franchise operating expenses reflect a decrease in legal fees associated with certain litigation and lower share-based compensation expense in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

     International franchisees opened 24 stores and closed five stores in the second quarter of fiscal 2013. As of July 29, 2012, existing development and franchise agreements for territories outside the United States provide for the development of approximately 390 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$16,617	$16,562	32.3%	32.9%
Other ingredients, packaging and supplies	31,595	30,795	61.4	61.2
Equipment	2,631	2,356	5.1	4.7
Fuel surcharge	622	628	1.2	1.2
Total revenues before intersegment sales elimination	51,465	50,341	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	35,854	34,379	69.7	68.3
(Gain) loss on agricultural derivatives	(1,066)	129	(2.1)	0.3
Inbound freight	1,512	1,043	2.9	2.1
Total cost of sales	36,300	35,551	70.5	70.6
Distribution costs	3,422	3,720	6.6	7.4
Other segment operating costs	2,816	2,862	5.5	5.7
Depreciation expense	235	188	0.5	0.4
Allocated corporate overhead	300	275	0.6	0.5
Total operating costs	43,073	42,596	83.7	84.6
Segment operating income	$8,392	$7,745	16.3%	15.4%

     KK Supply Chain revenues before intersegment sales elimination increased 2.2% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

     Sales of doughnut mixes were flat year-over-year in the second quarter of fiscal 2013, reflecting higher unit volumes offset by lower selling prices resulting from a reduction in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 2.6% year-over-year in the second quarter of fiscal 2013 due to higher selling prices of sugar and slightly higher unit volumes. While systemwide sales at Company and Domestic Franchise stores rose in the second quarter of fiscal 2013 compared to the second quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers. In addition, the Company outsourced distribution to its International Franchise stores in fiscal 2012, which resulted in a reduction in sales of non-mix products to those franchisees.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs increased to 69.7% of revenues in second quarter of fiscal 2013 compared to 68.3% of revenues in the second quarter of the preceding fiscal year, principally as a result of an approximate 15% year-over-year increase in the cost of sugar. While the Company raised selling prices to recover higher sugar costs, the Company did not mark up such higher costs, which resulted in an increase in the overall cost of goods produced and purchased as a percentage of revenues.

     Inbound freight increased 0.8 percentage points from the second quarter of fiscal 2012 to 2.9% of revenues in the second quarter of fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in fiscal 2012. These increased inbound freight costs were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses, associated with the outsourcing of product distribution.

     Franchisees opened 24 stores and closed 6 stores in the second quarter of fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses decreased slightly to $4.8 million, or 4.7% of total revenues in the second quarter of fiscal 2013 compared to $4.9 million, or 5.0% of total revenues in the second quarter of fiscal 2012. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $55,000 in the second quarter of fiscal 2013 compared to $301,000 in the second quarter of fiscal 2012. The components of these charges are set forth in the following table:

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	55	301
	$55	$301

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

     In the second quarter of fiscal 2013 and 2012, the Company recorded lease termination charges of $55,000 and $301,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     Since the beginning of fiscal 2009, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Asset dispositions associated with future refranchisings could result in the recognition of impairment losses on the related assets.

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$176	$202
Letter of credit and unused revolver fees	74	89
Amortization of cost of interest rate derivatives	7	-
Amortization of deferred financing costs	99	116
Other	64	7
	$420	$414

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $53,000 in the second quarter of fiscal 2013 compared to earnings of $12,000 in the second quarter of fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder, as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $70,000 for the three months ended July 31, 2011.

   Gain on Sale of Interest in Equity Method Franchisee

     In the second quarter of fiscal 2012, the Company realized a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $4.0 million in the second quarter of fiscal 2013 compared to $2.0 million in the second quarter of fiscal 2012.

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

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believes is more likely than not to be realized.

     While the reversal of a portion of the valuation allowances increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal has the effect of increasing the provision for income taxes, and therefore decreasing net income, beginning in fiscal 2013. This negative effect on earnings occurs because the reversal of the valuation allowances resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowances, such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, beginning in fiscal 2013, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, more closely reflects the blended federal and state income tax rates in jurisdictions in which the Company operates. The reversal of the valuation allowance had no effect on the Company’s cash payments for income taxes.

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in the second quarter of fiscal 2013 is not comparable to income tax expense in the second quarter of fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

     The portion of the income tax provision representing taxes estimated to be payable currently was approximately $680,000 and $2.0 million in the second quarter of fiscal 2013 and fiscal 2012, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees and, in fiscal 2012, $1.5 million of Mexican income taxes payable on the KK Mexico gain.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2013 is 45%. That estimate is subject to revision in subsequent quarters as additional information becomes available.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding (1) the effect of the fiscal 2012 reversal of the valuation allowance on the Company’s results of operations for fiscal 2013, and (2) the effect of the non-recurring gain on the sale of the interest in KK Mexico on the Company’s results of operations for fiscal 2012. The non-GAAP information is intended to facilitate comparisons of fiscal 2013 results with the Company’s results for fiscal 2012, and to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. Adjusted net income and adjusted earnings per common share reflect income tax expense only to the extent such expense is currently payable in cash and, in fiscal 2012, exclude the gain on the sale of the equity interest in KK Mexico. These non-GAAP performances measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands, except per share amounts)
Net income, as reported	$4,929	$8,839
Provision for deferred income taxes	3,290	83
Gain on sale of interest in KK Mexico
(net of income taxes of $1,492)	-	(4,706)
Adjusted net income	$8,219	$4,216

Adjusted earnings per common share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06

Weighted average shares outstanding:
Basic	67,461	68,900
Diluted	69,432	71,706

Six months ended July 29, 2012 compared to six months ended July 31, 2011

   Overview

     Total revenues rose by 4.0% to $210.6 million for the six months ended July 29, 2012 compared to $202.6 million for the six months ended July 31, 2011.

     Consolidated operating income increased to $20.1 million in the six months ended July 29, 2012 from $14.7 million in the six months ended July 31, 2011. Consolidated net income was $11.0 million in the six months ended July 29, 2012 compared to $18.0 million in the six months ended July 31, 2011. The Company’s net income and earnings per share for the six months ended July 29, 2012 are not comparable to the corresponding amounts for the six months ended July 31, 2011 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense after the reversal; see “Provision for Income Taxes” below.

       Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$142,679	$135,467
Domestic Franchise	5,063	4,718
International Franchise	11,808	10,988
KK Supply Chain:
Total revenues	105,250	104,224
Less - intersegment sales elimination	(54,189)	(52,845)
External KK Supply Chain revenues	51,061	51,379
Total revenues	$210,611	$202,552

Segment revenues as a percentage of total revenues:
Company Stores	67.7%	66.9%
Domestic Franchise	2.4	2.3
International Franchise	5.6	5.4
KK Supply Chain (external sales)	24.2	25.4
	100.0%	100.0%

Operating income (loss):
Company Stores	$3,286	$1,125
Domestic Franchise	2,898	1,363
International Franchise	8,656	7,580
KK Supply Chain	16,869	16,087
Total segment operating income	31,709	26,155
Unallocated general and administrative expenses	(11,555)	(10,882)
Impairment charges and lease termination costs	(86)	(545)
Consolidated operating income	$20,068	$14,728

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$59,658	$54,530	41.8%	40.3%
Fundraising sales	7,531	7,274	5.3	5.4
Total on-premises sales	67,189	61,804	47.1	45.6
Wholesale sales:
Grocery/mass merchants	45,754	44,481	32.1	32.8
Convenience stores	28,074	27,679	19.7	20.4
Other wholesale	1,662	1,503	1.2	1.1
Total wholesale sales	75,490	73,663	52.9	54.4
Total revenues	142,679	135,467	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	54,421	51,975	38.1	38.4
Shop labor	25,525	25,085	17.9	18.5
Delivery labor	11,783	11,651	8.3	8.6
Employee benefits	10,091	9,173	7.1	6.8
Total cost of sales	101,820	97,884	71.4	72.3
Vehicle costs(1)	8,630	8,807	6.0	6.5
Occupancy(2)	4,803	4,585	3.4	3.4
Utilities expense	2,954	2,839	2.1	2.1
Depreciation expense	4,041	3,226	2.8	2.4
Other operating expenses	9,364	8,812	6.6	6.5
Total store level costs	131,612	126,153	92.2	93.1
Store operating income	11,067	9,314	7.8	6.9
Other segment operating costs(3)	5,631	5,939	3.9	4.4
Allocated corporate overhead	2,150	2,250	1.5	1.7
Segment operating income	$3,286	$1,125	2.3%	0.8%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the six months ended July 31, 2011 to the six months ended July 29, 2012 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the six months ended July 31, 2011	$61,804	$73,663	$135,467
Increase in sales at mature stores (open stores only)	2,380	1,827	4,207
Increase in sales at stores opened in fiscal 2012	2,613	-	2,613
Sales at stores opened in fiscal 2013	392	-	392
Sales for the six months ended July 29, 2012	$67,189	$75,490	$142,679

     Sales at Company Stores increased 5.3% in the first six months of fiscal 2013 from the first six months of fiscal 2012 due to an increase in sales from existing stores and stores opened in fiscal 2012 and 2013. Selling price increases in the on-premises and wholesale distribution channels accounted for approximately 2.4 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the wholesale channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Six Months Ended
	July 29,	July 31,
	2012	2011
On-premises:
Change in same store sales	3.7%	4.2%
Change in same store customer count (retail sales only)	3.8%	0.0%
Average guest check (retail sales only)	$7.27	$7.28
Wholesale:
Grocery/mass merchants:
Change in average weekly number of doors	(4.7)%	4.9%
Change in average weekly sales per door	8.5%	11.8%
Convenience stores:
Change in average weekly number of doors	(9.2)%	(1.9)%
Change in average weekly sales per door	11.8%	6.8%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Six Months Ended
	July 29,	July 31,
	2012	2011
Change in same store sales:
Retail pricing	1.4%	7.0%
Guest check average (exclusive of the effects of pricing)	(1.2)	(2.5)
Customer count	3.3	0.0
Other	0.2	(0.3)
Total	3.7%	4.2%

     On-premises sales increased 8.7% to $67.2 million in the first six months of fiscal 2013 from $61.8 million in the first six months of fiscal 2012. The increase was principally driven by higher customer traffic. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. Additionally, approximately 1.4 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2012. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affected items comprising approximately 60% of on-premises sales, and the average price increase on these items was approximately 14%.

     Higher customer traffic and retail price increases implemented in fiscal 2012 contributed to the improvement in same store sales, partially offset by coffee and doughnut promotional pricing which reduced the average guest check compared to last year. Also, the Company believes that the expected cannibalization and honeymoon effects of new stores in expansion markets adversely affected same store customer count in the first half of fiscal 2013.

   Wholesale sales

     Sales to wholesale accounts increased 2.5% to $75.5 million in the first six months of fiscal 2013 from $73.7 million in the first six months of fiscal 2012. Approximately 2.7% of the increase in wholesale sales is due to price increases. The Company began implementing price increases for some products offered in the wholesale channel late in the first quarter of fiscal 2012, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of wholesale sales, and the average price increase on those products was approximately 11%. The effects of higher selling prices was partially offset by lower unit volumes in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

     Sales to grocers and mass merchants increased 2.9% to $45.8 million, with an 8.5% increase in average weekly sales per door, partially offset by a 4.7% decline in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects store closures by a regional grocery store customer as well as the decline reflects the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for the six months ended July 29, 2012, with the balance comprised of sales of packaged products.

     Convenience store sales rose 1.4% to $28.1 million, reflecting an 11.8% increase in the average weekly sales per door, partially offset by a 9.2% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects the Company’s efforts to improve route management and route consolidation including the elimination of and reduction in the number of stops at relatively low volume doors. These actions are intended to increase average per door sales and reduce costs in the convenience store channel. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the six months ended July 29, 2012, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 0.9 percentage points from the first six months of fiscal 2012 to 71.4% of revenues in the first six months of fiscal 2013.

     The cost of food, beverage and packaging decreased by 0.3% in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The cost of doughnut mixes, shortening and packaging was relatively unchanged in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The cost of sugar rose approximately 16% year-over-year in the first six months of fiscal 2013. This cost increase was partially mitigated by higher selling prices and by changes in production equipment designed to reduce the consumption of sugar in the doughnut-making process.

     KK Supply Chain has fixed the prices on substantially all of its major raw materials for the remainder of fiscal 2013. Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to be slightly lower for the balance of fiscal 2013 compared to the second half of fiscal 2012. The Company has entered into contracts covering substantially all of its estimated sugar requirements for fiscal 2013 at average prices somewhat lower than its prices for the second half of fiscal 2012, but higher than its average price for fiscal 2012 as a whole. In addition, the Company has entered into contracts for substantially all of its estimated sugar requirements for both fiscal 2014 and fiscal 2015 at prices slightly higher than expected for fiscal 2013.

     Shop labor as a percentage of revenues declined by 0.6 percentage points from the first six months of fiscal 2012 to 17.9% of revenues in the first six months of fiscal 2013, principally due to higher revenues and improved labor cost management.

     Vehicle costs as a percentage of revenues decreased from 6.5% of revenues in the first six months of fiscal 2012 to 6.0% of revenues in the first six months of fiscal 2013, principally due to higher sales resulting from price increases and lower fuel costs due to a reduction in mileage due to route rationalization.

     Many segment operating costs are fixed or semi-fixed in nature and accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2012 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $370,000 in the second quarter of fiscal 2013 and $500,000 in the second quarter of fiscal 2012. The $370,000 favorable adjustment recorded in the second quarter of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $210,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $180,000 included in other operating costs. Substantially all of the $500,000 in favorable adjustments recorded in the second quarter of fiscal 2012 relates to workers’ compensation liability claims.

     Depreciation expense increased in the first six months of fiscal 2013 to 2.8% of revenues from 2.4% in the first six months of fiscal 2012 due to capital expenditures including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

   Domestic Franchise

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Revenues:
Royalties	$4,758	$4,322
Development and franchise fees	88	180
Other	217	216
Total revenues	5,063	4,718

Operating expenses:
Segment operating expenses	1,855	3,045
Depreciation expense	110	110
Allocated corporate overhead	200	200
Total operating expenses	2,165	3,355
Segment operating income	$2,898	$1,363

     Domestic Franchise revenues increased 7.3% to $5.1 million in the first six months of fiscal 2013 from $4.7 million in the first six months of fiscal 2012. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $132 million in the first six months of fiscal 2012 to $142 million in the first six months of fiscal 2013. Domestic Franchise same store sales rose 6.2% in the first six months of fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The decrease in Domestic Franchise operating expenses in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter, as well as a decrease in legal costs in the first six months of fiscal 2013.

     Domestic franchisees opened three stores and closed four stores in the first six months of fiscal 2013. As of July 29, 2012, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Revenues:
Royalties	$11,233	$10,417
Development and franchise fees	575	571
Total revenues	11,808	10,988

Operating expenses:
Segment operating expenses	2,546	2,754
Depreciation expense	6	4
Allocated corporate overhead	600	650
Total operating expenses	3,152	3,408
Segment operating income	$8,656	$7,580

     International Franchise royalties rose 7.8% driven by an increase in sales by international franchise stores from $187 million in the first six months of fiscal 2012 to $207 million in the first six months of fiscal 2013. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $4.0 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012, which negatively affected international royalty revenues by approximately $240,000.

     Royalties and franchise fees for the first six months of fiscal 2012 include approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 8.7%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets fell 0.2% in the first six months of fiscal 2013 and fell 15.3% in new markets. Sales at stores in established markets comprised approximately 48% of aggregate constant dollar same store sales for the first six months of fiscal 2013. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 219 of the 555 international stores opened since the beginning of fiscal 2007.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased in the first six months of fiscal 2013 to $2.5 million compared to $2.8 million in the first six months of fiscal 2012. International Franchise operating expenses reflect decreases in legal fees associated with certain litigation and lower share-based compensation expense in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. In addition, in the first six months of fiscal 2012, the Company recorded a credit of $391,000 to the bad debt provision principally related to the Mexican franchisee discussed above.

     International franchisees opened 44 stores and closed 27 stores in the first six months of fiscal 2013. Management does not believe that the number of international closures experienced in the first half of fiscal 2013 is indicative of the number of closures that will be experienced in the second half of the year. As of July 29, 2012, existing development and franchise agreements for territories outside the United States provide for the development of approximately 390 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$35,824	$34,930	34.0%	33.5%
Other ingredients, packaging and supplies	64,245	63,651	61.0	61.1
Equipment	3,835	4,427	3.6	4.2
Fuel surcharge	1,346	1,216	1.3	1.2
Total revenues before intersegment sales elimination	105,250	104,224	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	72,820	71,160	69.2	68.3
(Gain) loss on agricultural derivatives	(1,117)	598	(1.1)	0.6
Inbound freight	2,978	2,096	2.8	2.0
Total cost of sales	74,681	73,854	71.0	70.9
Distribution costs	7,049	7,389	6.7	7.1
Other segment operating costs	5,654	5,967	5.4	5.7
Depreciation expense	397	377	0.4	0.4
Allocated corporate overhead	600	550	0.6	0.5
Total operating costs	88,381	88,137	84.0	84.6
Segment operating income	$16,869	$16,087	16.0%	15.4%

     KK Supply Chain revenues before intersegment sales elimination increased 1.0% in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

     Sales of doughnut mixes rose year-over-year in the first six months of fiscal 2013 reflecting higher unit volumes partially offset by lower selling prices resulting from a reduction in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 0.9% year-over-year in the first six months of fiscal 2013 due to higher selling prices of sugar partially offset by lower unit volumes. While systemwide sales at Company and Domestic Franchise stores rose in the first six months of fiscal 2013 compared to the first six months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers. In addition, the Company outsourced distribution to its International Franchise stores in fiscal 2012, which resulted in a reduction in sales of non-mix products to those franchisees.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs increased to 69.2% of revenues in the first six months of fiscal 2013 compared to 68.3% of revenues in the first six months of the preceding fiscal year, principally as a result of an approximate 21% increase in the cost of sugar. While the Company raised selling prices to recover higher sugar costs, the Company did not mark up such higher costs, which resulted in an increase in the overall cost of goods produced and purchased as a percentage of revenues.

     Inbound freight increased 0.8 percentage points from the first six months of fiscal 2012 to 2.8% of revenues in the first six months of fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in fiscal 2012. These increased inbound freight costs were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses, associated with the outsourcing of product distribution.

     Franchisees opened 47 stores and closed 31 stores in the first six months of fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased to $11.2 million, or 5.3% of total revenues in the first six months of fiscal 2013 compared to $10.6 million or 5.2% of total revenues in the first six months of fiscal 2012. The increase in general and administrative expenses in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 is due principally to an increase in share-based compensation as a result of a grant to an executive officer who attained retirement eligibility during the first quarter of fiscal 2013 and the resulting acceleration in the recognition of share-based compensation expense.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $86,000 in the first six months of fiscal 2013 compared to $545,000 in the first six months of fiscal 2012.

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	86	545
	$86	$545

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers

     Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

     In the first six months of fiscal 2013 and 2012, the Company recorded lease termination charges of $86,000 and $545,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

     The Company intends to refranchise certain geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     Since the beginning of fiscal 2009, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings. The Company cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Asset dispositions associated with future refranchisings could result in the recognition of impairment losses on the related assets.

   Interest Expense

     The components of interest expense are as follows:

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$363	$444
Letter of credit and unused revolver fees	149	203
Amortization of cost of interest rate derivatives	9	-
Amortization of deferred financing costs	202	218
Other	95	26
	$818	$891

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $103,000 in the first six months of fiscal 2013 compared to earnings of $3,000 in the first six months of fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 for the six months ended July 31, 2011.

   Gain on Sale of Interest in Equity Method Franchisee

     In the first six months of fiscal 2012, the Company realized a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $8.4 million in the first six months of fiscal 2013 compared to $2.3 million in the first six months of fiscal 2012.

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

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets will be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believes is more likely than not to be realized.

       While the reversal of a portion of the valuation allowances increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal has the effect of increasing the provision for income taxes, and therefore decreasing net income, beginning in fiscal 2013. This negative effect on earnings occurs because the reversal of the valuation allowances resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowances, such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, beginning in fiscal 2013, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, more closely reflects the blended federal and state income tax rates in jurisdictions in which the Company operates. The reversal of the valuation allowance had no effect on the Company’s cash payments for income taxes.

       Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in the first six months of fiscal 2013 is not comparable to income tax expense in the first six months of fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

       The portion of the income tax provision representing taxes estimated to be payable currently was approximately $910,000 and $2.2 million in the first six months of fiscal 2013 and fiscal 2012, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees and, in fiscal 2012, $1.5 million of Mexican income taxes payable on the KK Mexico gain, partially offset by reversals of liabilities for uncertain tax positions and related interest and penalties due principally to the expiration of statutes of limitation.

       The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2013 is 45%. That estimate is subject to revision in subsequent quarters as additional information becomes available.

       The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding (1) the effect of the fiscal 2012 reversal of the valuation allowance on the Company’s results of operations for fiscal 2013, and (2) the effect of the non-recurring gain on the sale of the interest in KK Mexico on the Company’s results of operations for fiscal 2012. The non-GAAP information is intended to facilitate comparisons of fiscal 2013 results with the Company’s results for fiscal 2012, and to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. Adjusted net income and adjusted earnings per common share reflect income tax expense only to the extent such expense is currently payable in cash and, in fiscal 2012, exclude the gain on the sale of the equity interest in KK Mexico. These non-GAAP performances measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands, except per share amounts)
Net income, as reported	$10,955	$18,010
Provision for deferred income taxes	7,524	128
Gain on sale of interest in KK Mexico
(net of income taxes of $1,492)	-	(4,706)
Adjusted net income	$18,479	$13,432

Adjusted earnings per common share:
Basic	$0.27	$0.20
Diluted	$0.26	$0.19

Weighted average shares outstanding:
Basic	68,511	68,827
Diluted	70,660	71,438

LIQUIDITY AND CAPITAL RESOURCES

       The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2013 and fiscal 2012.

	Six Months Ended
	July 29,	July 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$22,993	$12,692
Net cash provided by (used for) investing activities	(5,208)	4,609
Net cash used for financing activities	(21,102)	(6,947)
Net increase (decrease) in cash and cash equivalents	$(3,317)	$10,354

Cash Flows from Operating Activities

       Net cash provided by operating activities was $23.0 million and $12.7 million in the first six months of fiscal 2013 and fiscal 2012, respectively. Higher operating income accounted for a majority of the improvement. Cash provided by operating activities in the first six months of fiscal 2012 was adversely affected by a temporary increase in inventories associated with the outsourcing of distribution of doughnut mixes and other KK Supply Chain products for international and certain domestic stores to a third party vendor. In addition, payments on leases related to closed stores were approximately $1.3 million higher in the in the first six months of fiscal 2012 than in the first six months of fiscal 2013, principally due to settlements with landlords on terminated leases in the fiscal 2012 period. The balance in the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

       Net cash used for investing activities was $5.2 million in the first six months of fiscal 2013 and compared to net cash provided by investing activities of $4.6 million in the first six months of fiscal 2012.

       Cash used for capital expenditures increased to approximately $5.2 million in the first six months of fiscal 2013 from $4.1 million in the first six months of fiscal 2012. The Company currently expects capital expenditures to range from $10 to $15 million in the second half of fiscal 2013. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

       In the first six months of fiscal 2012, the Company received proceeds of approximately $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

       In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011 as more fully described in Note 12 to the consolidated financial statements in the 2012 Form 10-K, the Company deposited into escrow $1.8 million related to properties with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In fiscal 2012, the entire $1.8 million was released from escrow, including $1.0 million in the first six months of fiscal 2012.

Cash Flows from Financing Activities

       Net cash used by financing activities was $21.1 million in the first six months of fiscal 2013, compared to $6.9 million in the first six months of fiscal 2012.

       During the first six months of fiscal 2013, the Company repaid approximately $1.1 million of scheduled principal amortization of outstanding term loan and capitalized lease indebtedness.

       During the first six months of fiscal 2012, the Company repaid approximately $7.8 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $1.1 million of scheduled principal amortization, $6.2 million of prepayments from the sale of the Company’s interest in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein, and $520,000 of prepayments from the proceeds of the exercise of stock options.

       On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company completed the share repurchase during the second quarter of fiscal 2013, purchasing 3,113,000 shares in the first six months of fiscal 2013 at an average cost of $6.42 per share, for a total cost of $20 million.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

       As of July 29, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of July 29, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

       During the quarter ended July 29, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

       There have been no material changes from the disclosures contained in Part 1, Item 3, “Legal Proceedings,” in the 2012 Form 10-K.

Item 1A. RISK FACTORS.

       There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or units)	Average Price Paid	Announced Plans	the Plans or
	Purchased	per Share (or unit)	or Programs	Programs
Period	(a)(1)	(b)	(c)	(d)(2)
April 30, 2012 through May 27, 2012	1,257,622	$6.52	1,257,622	$9,944,000
May 28, 2012 through June 24, 2012	1,496,137	6.21	1,496,137	652,000
June 25, 2012 through July 29, 2012	104,169	6.27	104,169	-
Total	2,857,928	$6.35	2,857,928	$-

(1)	Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

(2)	On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.

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

Krispy Kreme Doughnuts, Inc.

Date: September 7, 2012	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2012)*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and six months ended July 29, 2012, and July 31, 2011; (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended July 29, 2012, and July 31, 2011; (iii) the Consolidated Balance Sheet as of July 29, 2012 and January 29, 2012; (iv) the Consolidated Statement of Cash Flows for the six months ended July 29, 2012 and July 31, 2011; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended July 29, 2012 and July 31, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements**

* Executive compensation plan or agreement,

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485