Form 10-Q
period 2012-10-28
KRISPY KREME DOUGHNUTS INC
filed 2012-12-07
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-16485
KRISPY KREME DOUGHNUTS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-2169715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Knollwood Street	27103
Winston-Salem, North Carolina	(Zip Code)
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

     Number of shares of Common Stock, no par value, outstanding as of November 23, 2012: 65,223,895.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues	$107,087	$98,708	$317,698	$301,260
Operating expenses:
Direct operating expenses (exclusive of depreciation
expense shown below)	90,220	85,874	264,568	258,554
General and administrative expenses	5,083	4,941	16,311	15,515
Depreciation expense	2,357	2,208	7,238	6,233
Impairment charges and lease termination costs	216	135	302	680
Operating income	9,211	5,550	29,279	20,278
Interest income	14	30	102	131
Interest expense	(384)	(385)	(1,202)	(1,276)
Equity in losses of equity method franchisees	(47)	(72)	(150)	(69)
Gain on sale of interest in equity method franchisee	-	-	-	6,198
Other non-operating income and (expense), net	80	89	237	261
Income before income taxes	8,874	5,212	28,266	25,523
Provision for income taxes	3,830	495	12,267	2,796
Net income	$5,044	$4,717	$15,999	$22,727

Earnings per common share:
Basic	$0.08	$0.07	$0.24	$0.33
Diluted	$0.07	$0.07	$0.23	$0.32

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$5,044	$4,717	$15,999	$22,727
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	57
Less income taxes	-	-	-	(23)
	-	-	-	34
Unrealized loss on cash flow hedge	-	(77)	(14)	(459)
Less income taxes	-	30	5	181
	-	(47)	(9)	(278)
Total other comprehensive loss	-	(47)	(9)	(244)
Comprehensive income	$5,044	$4,670	$15,990	$22,483

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 28,	January 29,
	2012	2012
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,903	$44,319
Receivables	23,436	21,616
Receivables from equity method franchisees	774	655
Inventories	16,677	16,497
Deferred income taxes	17,685	10,540
Other current assets	6,991	3,613
Total current assets	115,466	97,240
Property and equipment	76,132	75,466
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,219	23,776
Deferred income taxes	103,910	129,053
Other assets	12,153	9,413
Total assets	$331,880	$334,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,162	$2,224
Accounts payable	12,047	10,494
Accrued liabilities	28,280	28,800
Total current liabilities	42,489	41,518
Long-term debt, less current maturities	23,750	25,369
Other long-term obligations	24,878	18,935

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; Shares issued and outstanding: October 28, 2012 - 65,224 and January 29, 2012 - 68,092	353,186	377,539
Accumulated other comprehensive loss	(345)	(336)
Accumulated deficit	(112,078)	(128,077)
Total shareholders’ equity	240,763	249,126
Total liabilities and shareholders’ equity	$331,880	$334,948

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,999	$22,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,238	6,233
Deferred income taxes	10,824	159
Accrued rent expense	369	389
Loss on disposal of property and equipment	468	348
Gain on sale of interest in equity method franchisee	-	(6,198)
Share-based compensation	3,570	3,437
Provision for doubtful accounts	65	(397)
Amortization of deferred financing costs	300	320
Equity in losses of equity method franchisees	150	69
Other	(1,075)	956
Change in assets and liabilities:
Receivables	(1,467)	(1,794)
Inventories	(169)	(2,313)
Other current and non-current assets	(1,499)	(595)
Accounts payable and accrued liabilities	690	1,767
Other long-term obligations	2,515	(2,196)
Net cash provided by operating activities	37,978	22,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,480)	(8,222)
Proceeds from disposals of property and equipment	66	26
Acquisition of stores from franchisee	(915)	-
Proceeds from sale of interest in equity method franchisee	-	7,723
Escrow deposit recovery	-	1,600
Other investing activities	347	(52)
Net cash provided by (used for) investing activities	(9,982)	1,075
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,652)	(8,437)
Deferred financing costs	(11)	(23)
Proceeds from exercise of stock options	-	1,036
Proceeds from exercise of warrants	9	-
Repurchase of common shares	(20,758)	(954)
Net cash used for financing activities	(22,412)	(8,378)
Net increase in cash and cash equivalents	5,584	15,609
Cash and cash equivalents at beginning of period	44,319	21,970
Cash and cash equivalents at end of period	$49,903	$37,579

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income (loss) for the nine months
ended October 28, 2012			(9)	15,999	15,990
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)			(7,174)
Exercise of warrants	1	9			9
Share-based compensation	344	3,570			3,570
Repurchase of common shares	(3,213)	(20,758)			(20,758)
Balance at October 28, 2012	65,224	$353,186	$(345)	$(112,078)	$240,763

Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income (loss) for the nine months
ended October 30, 2011			(244)	22,727	22,483
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	280	3,437			3,437
Repurchase of common shares	(121)	(954)			(954)
Balance at October 30, 2011	68,075	$374,327	$(278)	$(271,619)	$102,430

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Numerator: net income	$5,044	$4,717	$15,999	$22,727
Denominator:
Basic earnings per share - weighted average shares outstanding	66,668	69,384	67,897	69,013
Effect of dilutive securities:
Stock options and warrants	1,719	1,654	1,663	1,796
Restricted stock and restricted stock units	416	509	481	665
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	68,803	71,547	70,041	71,474

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 3.1 million and 7.4 million shares for the three months ended October 28, 2012 and October 30, 2011, respectively, as well as 340,000 unvested shares of restricted stock and unvested restricted stock units for the three months ended October 30, 2011, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     Stock options and warrants with respect to 3.2 million and 7.4 million shares, as well as 58,000 and 158,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the nine months ended October 28, 2012 and October 30, 2011, respectively, because their inclusion would be antidilutive.

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

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for the Company in fiscal 2014, with early adoption permitted. The Company does not expect that this new guidance with have a material impact on its consolidated financial statements.

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

     The following table presents the results of operations of the Company’s operating segments for the three and nine months ended October 28, 2012 and October 30, 2011. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Company Stores	$72,493	$67,606	$215,172	$203,073
Domestic Franchise	2,498	2,327	7,561	7,045
International Franchise	6,024	5,374	17,832	16,362
KK Supply Chain:
Total revenues	52,825	50,277	158,075	154,501
Less – intersegment sales elimination	(26,753)	(26,876)	(80,942)	(79,721)
External KK Supply Chain revenues	26,072	23,401	77,133	74,780
Total revenues	$107,087	$98,708	$317,698	$301,260

Operating income (loss):
Company Stores	$1,985	$(574)	$5,271	$551
Domestic Franchise	1,174	1,114	4,072	2,477
International Franchise	4,301	3,313	12,957	10,893
KK Supply Chain	7,312	6,987	24,181	23,074
Total segment operating income	14,772	10,840	46,481	36,995
Unallocated general and administrative expenses	(5,345)	(5,155)	(16,900)	(16,037)
Impairment charges and lease termination costs	(216)	(135)	(302)	(680)
Consolidated operating income	$9,211	$5,550	$29,279	$20,278

Depreciation expense:
Company Stores	$1,880	$1,756	$5,921	$4,982
Domestic Franchise	40	55	150	165
International Franchise	3	-	9	4
KK Supply Chain	172	183	569	560
Corporate administration	262	214	589	522
Total depreciation expense	$2,357	$2,208	$7,238	$6,233

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

     The Company had valuation allowances against deferred tax assets of $10.7 million at October 28, 2012 and January 29, 2012, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained valuation allowances on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

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

     The remaining valuation allowance of $10.7 million at October 28, 2012 and January 29, 2012 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

     In fiscal 2006, the Company issued warrants to purchase 1.2 million shares of the Company’s common stock at a price of $7.75 per share as compensation for services provided to the Company. Such warrants have a term of seven years expiring on January 31, 2013. The Company will be entitled to an income tax deduction equal to the amount of income, if any, recognized by the holder of the warrants upon their exercise. The amount of income recognized by the holder upon the exercise of the warrants is equal to the excess, if any, of the fair value of one share of the Company’s common stock on the date of exercise over $7.75 per share, multiplied by the number of shares exercised. To the extent that the income tax deduction, if any, available to the Company upon any exercise of the warrants is less than $6.7 million (which was the fair value of the warrants at its issuance date), then some or all of the $2.6 million deferred tax asset related to the warrants will not be realized. Any such unrealized amount will be charged to common stock in the fourth quarter of fiscal 2013 and will reduce the Company’s pool of windfall tax benefits. As of November 30, 2012, the price of the Company’s common stock was $9.10 per share. If the price of the Company’s common stock on the date of any exercise of the warrants is $9.10 per share, and the warrants are fully exercised, then approximately $2.0 million of the deferred tax asset will not be realized.

Note 4 — Receivables

     The components of receivables are as follows:

	October 28,	January 29,
	2012	2012
	(In thousands)
Receivables:
Wholesale customers	$10,485	$10,169
Unaffiliated franchisees	11,611	11,405
Other receivables	1,081	1,015
Current portion of notes receivable	553	185
	23,730	22,774
Less — allowance for doubtful accounts:
Wholesale customers	(254)	(349)
Unaffiliated franchisees	(40)	(809)
	(294)	(1,158)
	$23,436	$21,616

Receivables from Equity Method Franchisees (Note 6):
Trade	$774	$655

The changes in the allowance for doubtful accounts are summarized as follows:

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$1,158	$1,334
Provision for doubtful accounts	130	15
Net recoveries (chargeoffs)	(994)	(212)
Balance at end of period	$294	$1,137

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(59)	-
Net recoveries (chargeoffs)	59	-
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet which are summarized in the following table.

	October 28,	January 29,
	2012	2012
	(In thousands)
Notes receivable:
Notes receivable from franchisees, net of deferred gain of $1.7 million in fiscal 2013 (Note 12)	$2,014	$777
Less — portion due within one year included in receivables	(553)	(185)
Less — allowance for doubtful accounts	(62)	(68)
	$1,399	$524

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$68	$538
Provision for doubtful accounts	(6)	(412)
Net recoveries (chargeoffs)	-	(58)
Balance at end of period	$62	$68

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million at October 28, 2012 and January 29, 2012 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of these amounts. During the quarter ended May 1, 2011, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 6. During the quarter ended May 1, 2011, the Company also reversed an allowance for doubtful notes receivable of $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011.

Note 5 — Inventories

     The components of inventories are as follows:

	October 28,	January 29,
	2012	2012
	(In thousands)
Raw materials	$5,818	$5,306
Work in progress	46	89
Finished goods and purchased merchandise	10,813	11,102
	$16,677	$16,497

Note 6 — Investments in Franchisees

     As of October 28, 2012, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	October 28, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$330	$534
Kremeworks Canada, LP	24.5%	-	28	-
Krispy Kreme of South Florida, LLC	35.3%	-	416	1,709
		900	774	$2,243
Less: reserves and allowances		(900)	-
		$-	$774

	January 29, 2012
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$308	$739
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	327	1,946
		900	655	$2,685
Less: reserves and allowances		(900)	-
		$-	$655

     The Company has guaranteed loans from third-party lenders on behalf of certain Equity Method Franchisees, primarily to assist the franchisees in obtaining financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2013. The aggregate amount of such indebtedness was approximately $2.7 million at October 28, 2012. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee.

     Current liabilities at October 28, 2012 and January 29, 2012 include accruals for potential payments under loan guarantees of approximately $1.7 million and $1.9 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness related to approximately $1.6 million of the Company’s KKSF guarantee exposure matured by its terms in October 2009. Such maturity had been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the original lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender. The new lender has advised KKSF that the entire balance due under the loan is currently due and owing, but has not made demand for payment on KKSF. KKSF intends to seek modifications of the loan agreement from the new lender to extend the maturity of the loan and, as an alternative, is seeking replacement financing from other lenders to refinance the balance of the loan.

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

Note 7 — Commitments and Contingencies

     Except as described below, there have been no significant changes in the status of matters disclosed in Note 14 to the Company’s consolidated financial statements in the 2012 Form 10-K.

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3 million relating to indemnity claims and breach of the lease. No liability has been recorded with respect to this matter because management does not believe it is probable that a loss has been incurred. During the third quarter of fiscal 2013, the Court scheduled this matter for trial beginning March 25, 2013.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     On June 12, 2012, the Company’s shareholders approved the Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan, which expires on June 11, 2022, replaces the Company’s 2000 Stock Incentive Plan, which expired on June 30, 2012. The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock awards, performance unit awards, performance share awards, stock appreciation rights and phantom stock awards.

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

     The aggregate cost of SBP awards charged to earnings for the three and nine months ended October 28, 2012 and October 30, 2011 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Costs charged to earnings related to:
Stock options	$234	$375	$1,295	$1,145
Restricted stock and restricted stock units	1,188	1,256	2,275	2,292
Total costs	$1,422	$1,631	$3,570	$3,437

Costs included in:
Direct operating expenses	$864	$1,096	$1,591	$2,061
General and administrative expenses	558	535	1,979	1,376
Total costs	$1,422	$1,631	$3,570	$3,437

Repurchases of Common Stock

     Pursuant to the authorization of its Board of Directors, from March 27, 2012 through June 28, 2012, the Company repurchased $20 million of its common stock.

     The Company generally permits holders of restricted stock and restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

     The following table summarizes repurchases of common stock for the three and nine months ended October 28, 2012 and October 30, 2011:

	Three Months Ended
	October 28,		October 30,
	2012		2011
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	-	$-	-	$-
Shares surrendered in reimbursement for withholding taxes	100	758	105	829
	100	$758	105	$829

	Nine Months Ended
	October 28,		October 30,
	2012		2011
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	3,113	$20,000	-	$-
Shares surrendered in reimbursement for withholding taxes	100	758	121	954
	3,213	$20,758	121	$954

Note 9 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs	216	135	302	680
Total impairment charges and lease termination costs	$216	$135	$302	$680

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$679	$1,152	$709	$1,995
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	209	119	279	611
Accretion of discount	7	16	23	69
Total provision	216	135	302	680
Payments on unexpired leases, including settlements with
lessors	(48)	(563)	(164)	(1,951)
Balance at end of period	$847	$724	$847	$724

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 28, 2012 and January 29, 2012.

	October 28, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,656	$-	$-
Agricultural commodity futures contracts	60	-	-
Interest rate derivative	-	20	-
Total assets	$1,716	$20	$-

	January 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,039	$-	$-
Agricultural commodity futures contracts	21	-	-
Interest rate derivative	-	53	-
Total assets	$1,060	$53	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

       There were no nonrecurring fair value measurements recorded during the three and nine months ended October 28, 2012 and October 30, 2011.

Fair Values of Financial Instruments at the Balance Sheet Dates

       The carrying values and approximate fair values of certain financial instruments as of October 28, 2012 and January 29, 2012 were as follows:

	October 28, 2012		January 29, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$49,903	$49,903	$44,319	$44,319
Receivables	23,436	23,436	21,616	21,616
Receivables from Equity Method Franchisees	774	774	655	655
Agricultural commodity futures contracts	60	60	21	21
Interest rate derivatives	20	20	53	53

Liabilities:
Accounts payable	12,047	12,047	10,494	10,494
Long-term debt (including current maturities)	25,912	25,912	27,593	27,593

     The fair value of the term loan is estimated based on an indicative bid price, valuation input Level 2, under GAAP.

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At October 28, 2012, the Company had commodity derivatives with an aggregate contract volume of 130,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of October 28, 2012 and January 29, 2012:

		Asset Derivatives
		Fair Value
		October 28,	January 29,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2012	2012
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$60	$21

		Asset Derivatives
		Fair Value
		October 28,	January 29,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2012	2012
		(In thousands)
Interest rate derivative	Other assets	$20	$53

     The effect of derivative instruments on the consolidated statement of income for the three and nine months ended October 28, 2012 and October 30, 2011, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Location of Derivative Gain or (Loss)	October 28,	October 30,	October 28,	October 30,
Hedging Instruments	Recognized in Income	2012	2011	2012	2011
		(In thousands)
Agricultural commodity futures
contracts	Direct operating expenses	$(110)	$176	$1,007	$(422)
Gasoline commodity futures
contracts	Direct operating expenses	-	(35)	-	(44)
Total		$(110)	$141	$1,007	$(466)

		Amortization of Derivative Asset
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash	Location of Amortization of Derivative	October 28,	October 30,	October 28,	October 30,
Flow Hedge	Asset Recognized in Income	2012	2011	2012	2011
		(In thousands)
Interest rate derivative	Interest expense	$(10)	$-	$(19)	$-

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash	Location of Derivative Gain or (Loss)	October 28,	October 30,	October 28,	October 30,
Flow Hedge	Recognized in OCI	2012	2011	2012	2011
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$(77)	$(14)	$(459)
	Less - income tax effect	-	30	5	181
	Net change in amount recognized
	in OCI	$-	$(47)	$(9)	$(278)

Note 12 — Acquisitions and Divestitures

   Business Combination

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. The acquired assets consisted principally of two Krispy Kreme stores. The preliminary allocation of the purchase price was as follows: $464,000 to property and equipment, $8,000 to other assets, and the balance of $443,000 to intangibles. The Company has not yet finalized its allocation of the $443,000 portion of the purchase price allocated to intangibles to specific intangible assets. The results of operations of the acquired business have been included with those of the Company from the acquisition date.

   Asset Divestiture

     On September 27, 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, for three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. Since that time, the franchisee has continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest at 8%, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the minimum amount necessary to recognize a gain on the sale, the Company deferred recognition of the $1.7 million gain, and such deferred gain is reflected as a reduction in the carrying value of the note receivable. The Company will report the principal and interest payments received from the franchisee as a reduction of the carrying value of the note until such time as the franchisee’s investment exceeds 20% of the purchase price, at which time the Company will reconsider whether recognition of a gain on the transaction is then appropriate.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Comparability of Results of Operations

     The Company’s net income and earnings per share for the third quarter and the first nine months of fiscal 2013 are not comparable to the corresponding amounts for the third quarter and the first nine months of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense in periods after the reversal. See “Results of Operations - Three Months Ended October 28, 2012 Compared to Three Months Ended October 30, 2011 - Provision for Income Taxes” and “Results of Operations - Nine Months Ended October 28, 2012 Compared to Nine Months Ended October 30, 2011 - Provision for Income Taxes” below.

Results of Operations

     The following table sets forth operating metrics for the three and nine months ended October 28, 2012 and October 30, 2011.

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Change in Same Store Sales (on-premises sales only):
Company stores	6.8%	4.0%	4.7%	4.2%
Domestic Franchise stores	5.0%	7.9%	5.8%	6.2%
International Franchise stores	(8.3)%	(8.5)%	(9.6)%	(5.4)%
International Franchise stores, in constant dollars(1)	(7.7)%	(12.2)%	(8.4)%	(11.3)%

Change in Same Store Customer Count - Company stores
(retail sales only)	8.4%	(1.3)%	5.3%	(0.4)%

Average guest check - Company stores (retail sales only)	$7.43	$7.49	$7.33	$7.34

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchants	5,644	5,811	5,611	5,851
Convenience stores	4,466	4,675	4,512	4,889

Average weekly sales per door:
Grocery/mass merchants	$311	$291	$316	$293
Convenience stores	247	236	247	226

Systemwide Sales (in thousands):(2)
Company stores	$71,884	$67,126	$213,399	$201,629
Domestic Franchise stores	68,950	64,976	210,454	196,502
International Franchise stores	103,536	91,928	310,893	279,188
International Franchise stores, in constant dollars(3)	103,536	91,457	310,893	275,138

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$179.9	$203.0	$180.6	$201.6
Dual-channel stores:
On-premises	34.3	32.0	33.3	32.0
Wholesale	43.5	45.1	44.8	46.1
Total	77.8	77.1	78.1	78.1
On-premises only stores	34.4	32.0	34.3	32.0
All factory stores	69.8	69.3	70.3	69.7
Satellite stores	19.6	19.4	19.8	19.7
All stores	58.8	58.9	59.3	59.9

Domestic Franchise stores:
Factory stores	$46.7	$42.8	$47.2	$43.8
Satellite stores	15.7	16.8	16.7	16.8

International Franchise stores:
Factory stores	$39.9	$41.3	$40.7	$44.0
Satellite stores	10.7	10.5	11.2	10.5

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended October 30, 2011 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended October 28, 2012.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and nine months ended October 28, 2012 and October 30, 2011 include only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of October 28, 2012 and October 30, 2011.

	October 28,	October 30,
	2012	2011
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	6
Dual-channel stores	37	35
On-premises only stores	31	29
Satellite stores	21	19
Total Company stores	96	89

Domestic Franchise stores:
Factory stores	101	103
Satellite stores	41	38
Total Domestic Franchise stores	142	141

International Franchise stores:
Factory stores	119	112
Satellite stores	374	336
Total International Franchise stores	493	448

Total systemwide stores	731	678

     The following table sets forth data about the number of store operating weeks for the three and nine months ended October 28, 2012 and October 30, 2011.

	Three Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	78	273	234
Dual-channel stores	477	455	1,413	1,365
On-premises only stores	395	377	1,156	1,131
Satellite stores	269	237	789	662

Domestic Franchise stores:(1)
Factory stores	1,303	1,331	3,887	3,921
Satellite stores	518	491	1,531	1,370

International Franchise stores:(1)
Factory stores	1,331	1,163	3,902	3,413
Satellite stores	4,655	4,159	13,190	11,978

(1)	Metrics for the three and nine months ended October 28, 2012 and October 30, 2011 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of October 28, 2012.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	7	5	-	12
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	4	-	-	4
New York	-	-	1	1
North Carolina	13	4	-	17
Ohio	6	-	-	6
South Carolina	3	3	-	6
Tennessee	9	3	-	12
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	75	20	1	96

     Changes in the number of Company stores during the three and nine months ended October 28, 2012 and October 30, 2011 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 28, 2012
July 29, 2012	73	19	1	93
Opened	1	-	-	1
Closed	-	-	-	-
Transferred	1	1	-	2
October 28, 2012	75	20	1	96

Nine months ended October 28, 2012
January 29, 2012	72	19	1	92
Opened	2	-	-	2
Closed	-	-	-	-
Transferred	1	1	-	2
October 28, 2012	75	20	1	96

Three months ended October 30, 2011
July 31, 2011	70	17	1	88
Opened	-	1	-	1
Closed	-	-	-	-
October 30, 2011	70	18	1	89

Nine months ended October 30, 2011
January 30, 2011	69	15	1	85
Opened	-	4	-	4
Closed	-	-	-	-
Change in store type	1	(1)	-	-
October 30, 2011	70	18	1	89

     The following table sets forth the types and locations of domestic franchise stores as of October 28, 2012.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	1	-	2
Arkansas	2	-	-	2
California	14	1	4	19
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	6	1	19
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	4	-	-	4
Iowa	1	-	-	1
Louisiana	3	-	-	3
Mississippi	3	1	-	4
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	3	-	-	3
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	1	-	2
Total	101	27	14	142

     Changes in the number of domestic franchise stores during the three and nine months ended October 28, 2012 and October 30, 2011 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended October 28, 2012
July 29, 2012	101	26	14	141
Opened	1	2	-	3
Closed	-	-	-	-
Transferred	(1)	(1)	-	(2)
October 28, 2012	101	27	14	142

Nine months ended October 28, 2012
January 29, 2012	102	25	15	142
Opened	2	4	-	6
Closed	(2)	(1)	(1)	(4)
Transferred	(1)	(1)	-	(2)
October 28, 2012	101	27	14	142

Three months ended October 30, 2011
July 31, 2011	103	22	23	148
Opened	1	1	-	2
Closed	(1)	-	(8)	(9)
October 30, 2011	103	23	15	141

Nine months ended October 30, 2011
January 30, 2011	102	17	25	144
Opened	3	7	1	11
Closed	(2)	(1)	(11)	(14)
October 30, 2011	103	23	15	141

     The types and locations of international franchise stores as of October 28, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	7	6	19
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
China	2010	1	-	1	-	2
Dominican Republic	2011	1	-	2	-	3
Indonesia	2007	3	-	3	6	12
Japan	2007	17	-	22	-	39
Kuwait	2007	2	-	5	6	13
Lebanon	2009	2	-	6	1	9
Malaysia	2010	2	1	1	4	8
Mexico	2004	7	1	31	46	85
Philippines	2007	6	3	24	6	39
Puerto Rico	2009	4	-	-	-	4
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	9	-	63	20	92
South Korea	2005	33	-	30	-	63
Thailand	2011	3	2	-	1	6
Turkey	2010	1	-	10	4	15
United Arab Emirates	2008	2	-	13	5	20
United Kingdom	2004	14	3	28	9	54
Total		119	11	249	114	493

     Changes in the number of international franchise stores during the three and nine months ended October 28, 2012 and October 30, 2011 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended October 28, 2012
July 29, 2012	118	11	234	114	477
Opened	3	-	18	5	26
Closed	(2)	-	(3)	(5)	(10)
October 28, 2012	119	11	249	114	493

Nine months ended October 28, 2012
January 29, 2012	118	11	226	105	460
Opened	7	-	46	17	70
Closed	(5)	-	(17)	(15)	(37)
Change in store type	(1)	-	(6)	7	-
October 28, 2012	119	11	249	114	493

Three months ended October 30, 2011
July 31, 2011	111	11	229	82	433
Opened	3	2	11	4	20
Closed	(2)	-	(2)	(1)	(5)
October 30, 2011	112	13	238	85	448

Nine months ended October 30, 2011
January 30, 2011	106	11	222	78	417
Opened	10	2	27	14	53
Closed	(4)	-	(11)	(7)	(22)
October 30, 2011	112	13	238	85	448

Three months ended October 28, 2012 compared to three months ended October 30, 2011

   Overview

     Total revenues rose by 8.5% to $107.1 million for the three months ended October 28, 2012 compared to $98.7 million for the three months ended October 30, 2011.

     Consolidated operating income increased to $9.2 million from $5.6 million and consolidated net income was $5.0 million compared to $4.7 million. Net income and earnings per share for the third quarter of fiscal 2013 are not comparable to the corresponding amounts for the third quarter of fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense after the reversal; see “Provision for Income Taxes” below.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$72,493	$67,606
Domestic Franchise	2,498	2,327
International Franchise	6,024	5,374
KK Supply Chain:
Total revenues	52,825	50,277
Less - intersegment sales elimination	(26,753)	(26,876)
External KK Supply Chain revenues	26,072	23,401
Total revenues	$107,087	$98,708

Segment revenues as a percentage of total revenues:
Company Stores	67.7%	68.5%
Domestic Franchise	2.3	2.4
International Franchise	5.6	5.4
KK Supply Chain (external sales)	24.3	23.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$1,985	$(574)
Domestic Franchise	1,174	1,114
International Franchise	4,301	3,313
KK Supply Chain	7,312	6,987
Total segment operating income	14,772	10,840
Unallocated general and administrative expenses	(5,345)	(5,155)
Impairment charges and lease termination costs	(216)	(135)
Consolidated operating income	$9,211	$5,550

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$31,039	$27,190	42.8%	40.2%
Fundraising sales	4,260	4,157	5.9	6.1
Total on-premises sales	35,299	31,347	48.7	46.4
Wholesale sales:
Grocery/mass merchants	22,555	21,716	31.1	32.1
Convenience stores	13,803	13,793	19.0	20.4
Other wholesale	836	750	1.2	1.1
Total wholesale sales	37,194	36,259	51.3	53.6
Total revenues	72,493	67,606	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	26,995	26,360	37.2	39.0
Shop labor	12,940	12,436	17.8	18.4
Delivery labor	5,880	5,731	8.1	8.5
Employee benefits	4,672	4,717	6.4	7.0
Total cost of sales	50,487	49,244	69.6	72.8
Vehicle costs(1)	4,416	4,258	6.1	6.3
Occupancy(2)	2,443	2,237	3.4	3.3
Utilities expense	1,568	1,610	2.2	2.4
Depreciation expense	1,880	1,756	2.6	2.6
Other operating expenses	5,201	4,675	7.2	6.9
Total store level costs	65,995	63,780	91.0	94.3
Store operating income	6,498	3,826	9.0	5.7
Other segment operating costs(3)	3,438	3,275	4.7	4.8
Allocated corporate overhead	1,075	1,125	1.5	1.7
Segment operating income (loss)	$1,985	$(574)	2.7%	(0.8)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended October 30, 2011	$31,347	$36,259	$67,606
Increase in sales at established stores (open stores only)	2,091	779	2,870
Increase in sales at stores opened in fiscal 2012	613	-	613
Sales at stores opened in fiscal 2013	824	-	824
Sales at stores acquired in fiscal 2013	424	156	580
Sales for the three months ended October 28, 2012	$35,299	$37,194	$72,493

     The following table presents sales metrics for Company stores:

	Three Months Ended
	October 28,	October 30,
	2012	2011
On-premises:
Change in same store sales	6.8%	4.0%
Change in same store customer count (retail sales only)	8.4%	(1.3)%
Average guest check (retail sales only)	$7.43	$7.49
Wholesale:
Grocery/mass merchants:
Change in average weekly number of doors	(2.9)%	1.4%
Change in average weekly sales per door	6.9%	15.9%
Convenience stores:
Change in average weekly number of doors	(4.5)%	(9.3)%
Change in average weekly sales per door	4.7%	14.0%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	October 28,	October 30,
	2012	2011
Change in same store sales:
Retail pricing	0.0%	7.4%
Guest check average (exclusive of the effects of pricing)	(0.3)	(2.4)
Customer count	7.1	(1.1)
Other	0.0	0.1
Total	6.8%	4.0%

     On-premises sales increased 12.6% to $35.3 million in the third quarter of fiscal 2013 from $31.3 million in the third quarter of fiscal 2012, driven by higher customer traffic. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

     The Company believes that the expected cannibalization and honeymoon effects of new stores in expansion markets adversely affected same store customer count in the third quarter of fiscal 2013. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

   Wholesale distribution

     Sales to wholesale accounts increased 2.6% to $37.2 million in the third quarter of fiscal 2013 from $36.3 million in the third quarter of fiscal 2012. Higher unit volumes accounted for the majority of the increase.

     Sales to grocers and mass merchants increased 3.9% to $22.6 million, with a 6.9% increase in average weekly sales per door partially offset by a 2.9% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects store closures by a regional grocery store customer as well as the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for the three months ended October 28, 2012, with the balance comprised of packaged products.

     Convenience store sales were relatively unchanged, reflecting a 4.7% increase in the average weekly sales per door and a 4.5% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects a reduction in the number of stops at relatively low volume doors, as well as the loss of a regional convenience store account. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the three months ended October 28, 2012, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 3.2 percentage points from the third quarter of fiscal 2012 to 69.6% of revenues in the third quarter of fiscal 2013.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 1.8 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Lower aggregate costs for doughnut mixes, sugar, shortening, other ingredients and packaging accounted for approximately 1.0 percentage point of the improvement, with the remainder principally reflecting operating improvements and a greater percentage of sales derived from on-premises customers compared to the third quarter of fiscal 2012. Lower aggregate costs for ingredients and packaging reflect generally lower input costs at KK Supply Chain.

     KK Supply Chain has fixed the prices on all of its major raw materials for the remainder of fiscal 2013. Except for sugar, the Company currently anticipates the aggregate cost of doughnut mix, shortening and other ingredients to be slightly lower in the fourth quarter of fiscal 2013 compared to the third quarter, and compared to the fourth quarter of fiscal 2012. For fiscal 2014, the Company has entered into contracts to purchase approximately half of its shortening requirements, approximately 10% of its flour requirements, and substantially all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its aggregate cost of ingredients and packaging to rise modestly in fiscal 2014 compared to fiscal 2013, and expects to recover these higher costs through price increases or cost reduction measures. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor and employee benefits as a percentage of revenues both declined by 0.6 percentage points from the third quarter of fiscal 2012 to the third quarter of fiscal 2013, principally due to higher revenues and improved labor cost management.

     Vehicle costs as a percentage of revenues decreased from 6.3% of revenues in the third quarter of fiscal 2012 to 6.1% of revenues in the third quarter of fiscal 2013, principally as a result of lower fuel costs due to a reduction in mileage due to account rationalization.

     Other operating expenses as a percentage of revenues increased by 0.3 percentage points from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 reflecting, among other things, higher store-level marketing expenses.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Patient Protection and Affordable Care Act (the “Act”) requires businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2014, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act limits the portion of the cost of the benefits which the Company can require employees to pay.

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

   Domestic Franchise

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$2,307	$2,144
Development and franchise fees	100	75
Other	91	108
Total revenues	2,498	2,327

Operating expenses:
Segment operating expenses	1,184	1,058
Depreciation expense	40	55
Allocated corporate overhead	100	100
Total operating expenses	1,324	1,213
Segment operating income	$1,174	$1,114

     Domestic Franchise revenues increased 7.3% to $2.5 million in the third quarter of fiscal 2013 from $2.3 million in the third quarter of fiscal 2012. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $65 million in the third quarter of fiscal 2012 to $69 million in the third quarter of fiscal 2013. Domestic Franchise same store sales rose 5.0% in the third quarter of fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the third quarter of fiscal 2012 reflect the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the guarantee. The Company intends to add additional human resources to the Domestic Franchise segment and incur other additional franchise marketing costs in coming quarters in connection with management’s plan to reengage in franchise marketing efforts to drive domestic franchise growth.

     Domestic franchisees opened three stores during the third quarter of fiscal 2013. On August 30, 2012, the Company acquired two stores from one of its domestic franchisees as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. As of October 28, 2012, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$5,574	$4,990
Development and franchise fees	450	384
Total revenues	6,024	5,374

Operating expenses:
Segment operating expenses	1,420	1,736
Depreciation expense	3	-
Allocated corporate overhead	300	325
Total operating expenses	1,723	2,061
Segment operating income	$4,301	$3,313

     International Franchise royalties increased 11.7%, driven by an increase in sales by international franchise stores from $92 million in the third quarter of fiscal 2012 to $104 million in the third quarter of fiscal 2013. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business had no significant impact on sales by international franchisees measured in U.S. dollars in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 7.7%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. Over the past three years, constant dollar same store sales have improved from the 21.1% decline reported for fiscal 2010. Management believes the improvement reflects reduced cannibalization as store density grows in established markets, as well as waning honeymoon effects from a decrease in the number of new stores as a percentage of the total international store count.

     Constant dollar same store sales in established markets fell 2.4% in the third quarter of fiscal 2013 and fell 12.4% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 50% of aggregate constant dollar same store sales for the third quarter of fiscal 2013. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their businesses; these franchisees opened 233 of the 581 international stores opened since the beginning of fiscal 2007.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased to $1.4 million compared to $1.7 million in the third quarter of fiscal 2012, principally reflecting a shift in the timing of recognition of share-based compensation related to a retirement-eligible officer. Management expects International Franchise operating expenses to rise in fiscal 2014 due to human resource additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 26 stores and closed ten stores in the third quarter of fiscal 2013. As of October 28, 2012, existing development and franchise agreements for territories outside the United States provide for the development of approximately 380 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$18,226	$16,650	34.5%	33.1%
Other ingredients, packaging and supplies	31,560	31,357	59.7	62.4
Equipment	2,340	1,660	4.4	3.3
Fuel surcharge	699	610	1.3	1.2
Total revenues before intersegment sales elimination	52,825	50,277	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	36,646	34,281	69.4	68.2
(Gain) loss on agricultural derivatives	110	(176)	0.2	(0.4)
Inbound freight	1,471	1,082	2.8	2.2
Total cost of sales	38,227	35,187	72.4	70.0
Distribution costs	3,582	4,100	6.8	8.2
Other segment operating costs	3,232	3,545	6.1	7.1
Depreciation expense	172	183	0.3	0.4
Allocated corporate overhead	300	275	0.6	0.5
Total operating costs	45,513	43,290	86.2	86.1
Segment operating income	$7,312	$6,987	13.8%	13.9%

     KK Supply Chain revenues before intersegment sales elimination increased 5.1% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

     Sales of doughnut mixes rose 9.5% year over year in the third quarter of fiscal 2013, reflecting higher unit volumes offset by lower selling prices resulting from a reduction in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 0.6% year-over-year in the third quarter of fiscal 2013 due to higher unit volumes partially offset by lower selling prices. While systemwide sales at Company and Domestic Franchise stores rose in the third quarter of fiscal 2013 compared to the third quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers. In addition, the Company outsourced distribution to its International Franchise stores in fiscal 2012, which resulted in a reduction in sales of non-mix products to those franchisees.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs increased to 69.4% of revenues in third quarter of fiscal 2013 compared to 68.2% of revenues in the third quarter of the preceding fiscal year, principally as a result of a reduction in the gross margin on sugar. While the Company raised selling prices to recover higher sugar costs, the Company did not mark up such higher costs, which resulted in an increase in the overall cost of goods produced and purchased as a percentage of revenues.

     Inbound freight increased 0.6 percentage points from the third quarter of fiscal 2012 to 2.8% of revenues in the third quarter of fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in fiscal 2012. These increased inbound freight costs were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses, associated with the outsourcing of product distribution. Other segment operating expenses in the third quarter of fiscal 2012 also included charges of approximately $330,000 recorded to the KK Supply Chain segment for the settlement of certain sales tax litigation.

     Franchisees opened 29 stores and closed 10 stores in the third quarter of fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased slightly to $5.1 million in the third quarter of fiscal 2013 from $4.9 million in the third quarter of fiscal 2012, but as a percentage of total revenues decreased to 4.7% from 5.0%, respectively. The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $216,000 in the third quarter of fiscal 2013 compared to $135,000 in the third quarter of fiscal 2012. The components of these charges are set forth in the following table:

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)

Impairment of long-lived assets	$-	$-
Lease termination costs	216	135
	$216	$135

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

     In the third quarter of fiscal 2013 and 2012, the Company recorded lease termination charges of $216,000 and $135,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$171	$180
Letter of credit and unused revolver fees	74	79
Amortization of cost of interest rate derivatives	10	-
Amortization of deferred financing costs	98	102
Other	31	24
	$384	$385

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $47,000 in the third quarter of fiscal 2013 compared to losses of $72,000 in the third quarter of fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The provision for income taxes was $3.8 million in the third quarter of fiscal 2013 compared to $495,000 in the third quarter of fiscal 2012.

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

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in the third quarter of fiscal 2013 is not comparable to income tax expense in the third quarter of fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

     The portion of the income tax provision representing taxes estimated to be payable currently was approximately $530,000 and $460,000 in the third quarter of fiscal 2013 and fiscal 2012, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2013 is 45%. The actual effective income tax rate for fiscal 2013 will be known in the fourth quarter when the Company’s annual pretax income and income tax expense are known.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding the effect of the fiscal 2012 reversal of the valuation allowance on the Company’s results of operations for fiscal 2013. This non-GAAP information is intended to facilitate comparisons of fiscal 2013 results with the Company’s results for fiscal 2012, and to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. Adjusted net income and adjusted earnings per common share reflect income tax expense only to the extent such expense is currently payable in cash. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands, except per share amounts)

Net income, as reported	$5,044	$4,717
Provision for deferred income taxes	3,300	31
Adjusted net income	$8,344	$4,748

Adjusted earnings per common share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.07

Weighted average shares outstanding:
Basic	66,668	69,384
Diluted	68,803	71,547

Nine months ended October 28, 2012 compared to nine months ended October 30, 2011

   Overview

     Total revenues rose by 5.5% to $317.7 million for the nine months ended October 28, 2012 compared to $301.3 million for the nine months ended October 30, 2011.

     Consolidated operating income increased to $29.3 million from $20.3 million, and consolidated net income was $16.0 million compared to $22.7 million. Net income and earnings per share for the nine months ended October 28, 2012 are not comparable to the corresponding amounts for the nine months ended October 30, 2011 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense after the reversal; see “Provision for Income Taxes” below.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$215,172	$203,073
Domestic Franchise	7,561	7,045
International Franchise	17,832	16,362
KK Supply Chain:
Total revenues	158,075	154,501
Less - intersegment sales elimination	(80,942)	(79,721)
External KK Supply Chain revenues	77,133	74,780
Total revenues	$317,698	$301,260

Segment revenues as a percentage of total revenues:
Company Stores	67.7%	67.4%
Domestic Franchise	2.4	2.3
International Franchise	5.6	5.4
KK Supply Chain (external sales)	24.3	24.8
	100.0%	100.0%

Operating income (loss):
Company Stores	$5,271	$551
Domestic Franchise	4,072	2,477
International Franchise	12,957	10,893
KK Supply Chain	24,181	23,074
Total segment operating income	46,481	36,995
Unallocated general and administrative expenses	(16,900)	(16,037)
Impairment charges and lease termination costs	(302)	(680)
Consolidated operating income	$29,279	$20,278

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$90,697	$81,720	42.2%	40.2%
Fundraising sales	11,791	11,431	5.5	5.6
Total on-premises sales	102,488	93,151	47.6	45.9
Wholesale sales:
Grocery/mass merchants	68,309	66,197	31.7	32.6
Convenience stores	41,877	41,472	19.5	20.4
Other wholesale	2,498	2,253	1.2	1.1
Total wholesale sales	112,684	109,922	52.4	54.1
Total revenues	215,172	203,073	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	81,416	78,335	37.8	38.6
Shop labor	38,465	37,521	17.9	18.5
Delivery labor	17,663	17,382	8.2	8.6
Employee benefits	14,763	13,890	6.9	6.8
Total cost of sales	152,307	147,128	70.8	72.5
Vehicle costs(1)	13,046	13,065	6.1	6.4
Occupancy(2)	7,246	6,822	3.4	3.4
Utilities expense	4,522	4,449	2.1	2.2
Depreciation expense	5,921	4,982	2.8	2.5
Other operating expenses	14,565	13,487	6.8	6.6
Total store level costs	197,607	189,933	91.8	93.5
Store operating income	17,565	13,140	8.2	6.5
Other segment operating costs(3)	9,069	9,214	4.2	4.5
Allocated corporate overhead	3,225	3,375	1.5	1.7
Segment operating income	$5,271	$551	2.4%	0.3%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the nine months ended October 30, 2011 to the nine months ended October 28, 2012 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the nine months ended October 30, 2011	$93,151	$109,922	$203,073
Increase in sales at established stores (open stores only)	4,471	2,606	7,077
Increase in sales at stores opened in fiscal 2012	3,226	-	3,226
Sales at stores opened in fiscal 2013	1,216	-	1,216
Sales at stores acquired in fiscal 2013	424	156	580
Sales for the nine months ended October 28, 2012	$102,488	$112,684	$215,172

     Selling price increases in the on-premises and wholesale distribution channels accounted for approximately 1.6 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the wholesale channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	Nine Months Ended
	October 28,	October 30,
	2012	2011
On-premises:
Change in same store sales	4.7%	4.2%
Change in same store customer count (retail sales only)	5.3%	(0.4)%
Average guest check (retail sales only)	$7.33	$7.34
Wholesale:
Grocery/mass merchants:
Change in average weekly number of doors	(4.1)%	3.7%
Change in average weekly sales per door	7.8%	13.1%
Convenience stores:
Change in average weekly number of doors	(7.7)%	(4.4)%
Change in average weekly sales per door	9.3%	9.2%

On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Nine Months Ended
	October 28,	October 30,
	2012	2011
Change in same store sales:
Retail pricing	0.9%	7.1%
Guest check average (exclusive of the effects of pricing)	(0.8)	(2.5)
Customer count	4.6	(0.4)
Other	0.0	0.0
Total	4.7%	4.2%

     On-premises sales increased 10.0% to $102.5 million in the first nine months of fiscal 2013 from $93.2 million in the first nine months of fiscal 2012, driven principally by higher customer traffic. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings. Additionally, approximately 0.9 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2012. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affected items comprising approximately 60% of on-premises sales, and the average price increase on these items was approximately 14%.

     Higher customer traffic and retail price increases implemented in fiscal 2012 contributed to the improvement in same store sales, partially offset by coffee and doughnut promotional pricing which reduced the average guest check compared to last year. Also, the Company believes that the expected cannibalization and honeymoon effects of new stores in expansion markets adversely affected same store customer count in the first nine months of fiscal 2013.

   Wholesale sales

     Sales to wholesale accounts increased 2.5% to $112.7 million in the first nine months of fiscal 2013 from $109.9 million in the first nine months of fiscal 2012. Approximately 1.8 percentage points of the increase is due to price increases. The Company began implementing price increases for some products offered in the wholesale channel late in the first quarter of fiscal 2012, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of wholesale sales, and the average price increase on those products was approximately 11%. Higher selling prices and higher unit volumes accounted for the majority of the increase.

     Sales to grocers and mass merchants increased 3.2% to $68.3 million, with a 7.8% increase in average weekly sales per door partially offset by a 4.1% decline in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects store closures by a regional grocery store customer as well as the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for the nine months ended October 28, 2012, with the balance comprised of sales of packaged products.

     Convenience store sales rose 1.0% to $41.9 million, reflecting a 9.3% increase in the average weekly sales per door, partially offset by a 7.7% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects a reduction in the number of stops at relatively low volume doors, as well as the loss of a regional convenience store account. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the nine months ended October 28, 2012, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 1.7 percentage points from the first nine months of fiscal 2012 to 70.8% of revenues in the first nine months of fiscal 2013.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 0.8 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Higher aggregate costs for food, beverage and packaging increased costs by 0.4 percentage points, most of which was the result of higher sugar costs. This increase was more than offset by improved materials consumption and a greater percentage of sales derived from on-premises customers compared to the first nine months of fiscal 2012.

     KK Supply Chain has fixed the prices on all of its major raw materials for the remainder of fiscal 2013. Except for sugar, the Company currently anticipates the cost of doughnut mix, shortening and other ingredients to be slightly lower in the fourth quarter of fiscal 2013 compared to the third quarter, and compared to the fourth quarter of fiscal 2012. For fiscal 2014, the Company has entered into contracts to purchase approximately half of its shortening requirements, approximately 10% of its flour requirements, and substantially all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its aggregate cost of ingredients and packaging to rise modestly in fiscal 2014 compared to fiscal 2013, and expects to recover these higher costs through price increases or cost reduction measures. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor as a percentage of revenues declined by 0.6 percentage points from the first nine months of fiscal 2012 to 17.9% of revenues in the first nine months of fiscal 2013, principally due to higher revenues and improved labor cost management.

     Vehicle costs as a percentage of revenues decreased from 6.4% of revenues in the first nine months of fiscal 2012 to 6.1% of revenues in the first nine months of fiscal 2013, principally due to higher sales resulting from price increases and lower fuel costs due to a reduction in mileage due to account rationalization.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2012 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $370,000 in the second quarter of fiscal 2013 and $500,000 in the second quarter of fiscal 2012. The $370,000 favorable adjustment recorded in the second quarter of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $210,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $180,000 included in other operating costs. Substantially all of the $500,000 in favorable adjustments recorded in the second quarter of fiscal 2012 related to workers’ compensation liability claims.

     Depreciation expense increased in the first nine months of fiscal 2013 to 2.8% of revenues from 2.5% in the first nine months of fiscal 2012 due to increased capital expenditures in fiscal 2012 and 2013 including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

   Domestic Franchise

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$7,065	$6,466
Development and franchise fees	188	255
Other	308	324
Total revenues	7,561	7,045

Operating expenses:
Segment operating expenses	3,039	4,103
Depreciation expense	150	165
Allocated corporate overhead	300	300
Total operating expenses	3,489	4,568
Segment operating income	$4,072	$2,477

     Domestic Franchise revenues increased 7.3% to $7.6 million in the first nine months of fiscal 2013 from $7.0 million in the first nine months of fiscal 2012. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $197 million in the first nine months of fiscal 2012 to $210 million in the first nine months of fiscal 2013. Domestic Franchise same store sales rose 5.8% in the first nine months of fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the first nine months of fiscal 2012 reflect a provision of $820,000 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the period. Segment operating expenses in fiscal 2013 also reflect a reduction in legal costs compared to fiscal 2012. Fiscal 2012 operating expenses also reflect the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the guarantee. The Company intends to add additional human resources to the Domestic Franchise segment and incur other additional franchise marketing costs in coming quarters in connection with management’s plan to reengage in franchise marketing efforts to drive domestic franchise growth.

     Domestic franchisees opened six stores and closed four stores in the first nine months of fiscal 2013. On August 30, 2012, the Company acquired two Krispy Kreme stores from one of its domestic franchisees as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. As of October 28, 2012, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Revenues:
Royalties	$16,807	$15,407
Development and franchise fees	1,025	955
Total revenues	17,832	16,362

Operating expenses:
Segment operating expenses	3,966	4,490
Depreciation expense	9	4
Allocated corporate overhead	900	975
Total operating expenses	4,875	5,469
Segment operating income	$12,957	$10,893

     International Franchise royalties rose 9.1%, driven by an increase in sales by international franchise stores from $279 million in the first nine months of fiscal 2012 to $311 million in the first nine months of fiscal 2013. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $4.6 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, which negatively affected international royalty revenues by approximately $270,000.

     Royalties and franchise fees for the first nine months of fiscal 2012 included approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar, fell 8.4%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. Over the past three years, constant dollar same store sales have improved from the 21.1% decline reported for fiscal 2010. Management believes the improvement reflects reduced cannibalization as store density grows in established markets, as well as waning honeymoon effects from a decrease in the number of new stores as a percentage of the total international store count.

     Constant dollar same store sales in established markets fell 1.0% in the first nine months of fiscal 2013 and fell 14.4% in new markets. Sales at stores in established markets comprised approximately 49% of aggregate constant dollar same store sales for the first nine months of fiscal 2013. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business; these franchisees opened 233 of the 581 international stores opened since the beginning of fiscal 2007.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased in the first nine months of fiscal 2013 to $4.0 million compared to $4.5 million in the first nine months of fiscal 2012. International Franchise operating expenses reflect decreases in legal fees associated with certain litigation and lower share-based compensation expense in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. In addition, in the first nine months of fiscal 2012, the Company recorded a credit of $391,000 to the bad debt provision principally related to the Mexican franchisee discussed above. Management expects International Franchise operating expenses to rise in fiscal 2014 due to human resource additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 70 stores and closed 37 stores in the first nine months of fiscal 2013. As of October 28, 2012, existing development and franchise agreements for territories outside the United States provide for the development of approximately 380 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Doughnut mixes	$54,050	$51,580	34.2%	33.4%
Other ingredients, packaging and supplies	95,805	95,008	60.6	61.5
Equipment	6,175	6,087	3.9	3.9
Fuel surcharge	2,045	1,826	1.3	1.2
Total revenues before intersegment sales elimination	158,075	154,501	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	109,466	105,441	69.2	68.2
(Gain) loss on agricultural derivatives	(1,007)	422	(0.6)	0.3
Inbound freight	4,449	3,178	2.8	2.1
Total cost of sales	112,908	109,041	71.4	70.6
Distribution costs	10,631	11,489	6.7	7.4
Other segment operating costs	8,886	9,512	5.6	6.2
Depreciation expense	569	560	0.4	0.4
Allocated corporate overhead	900	825	0.6	0.5
Total operating costs	133,894	131,427	84.7	85.1
Segment operating income	$24,181	$23,074	15.3%	14.9%

     KK Supply Chain revenues before intersegment sales elimination increased 2.3% in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

     Sales of doughnut mixes rose 4.8% year-over-year in the first nine months of fiscal 2013, reflecting higher unit volumes partially offset by lower selling prices resulting from a reduction in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 0.8% year-over-year in the first nine months of fiscal 2013 due to higher selling prices of sugar partially offset by lower unit volumes. While systemwide sales at Company and Domestic Franchise stores rose in the first nine months of fiscal 2013 compared to the first nine months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers. In addition, the Company outsourced distribution to its International Franchise stores in fiscal 2012, which resulted in a reduction in sales of non-mix products to those franchisees.

     The Company utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs increased to 69.2% of revenues in the first nine months of fiscal 2013 compared to 68.2% of revenues in the first nine months of the preceding fiscal year, principally as a result of an approximate 15% increase in the cost of sugar. While the Company raised selling prices to recover higher sugar costs, the Company did not mark up such higher costs, which resulted in an increase in the overall cost of goods produced and purchased as a percentage of revenues.

     Inbound freight increased 0.7 percentage points from the first nine months of fiscal 2012 to 2.8% of revenues in the first nine months of fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in fiscal 2012. These increased inbound freight costs were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses, associated with the outsourcing of product distribution. Other segment operating expenses in the first nine months of fiscal 2012 also included charges of approximately $330,000 recorded to the KK Supply Chain segment for the settlement of certain sales tax litigation.

     Franchisees opened 76 stores and closed 41 stores in the first nine months of fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased to $16.3 million, or 5.1% of total revenues, in the first nine months of fiscal 2013 from $15.5 million or 5.2% of total revenues, in the first nine months of fiscal 2012. The increase is due principally to an increase in share-based compensation as a result of a grant to an executive officer who attained retirement eligibility during the first quarter of fiscal 2013 and the resulting acceleration in the recognition of share-based compensation expense compared to prior periods.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $302,000 in the first nine months of fiscal 2013 compared to $680,000 in the first nine months of fiscal 2012.

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	302	680
	$302	$680

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

     In the first nine months of fiscal 2013 and 2012, the Company recorded lease termination charges of $302,000 and $680,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

   Interest Expense

     The components of interest expense are as follows:

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$534	$624
Letter of credit and unused revolver fees	223	282
Amortization of cost of interest rate derivatives	19	-
Amortization of deferred financing costs	300	320
Other	126	50
	$1,202	$1,276

     The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the reduction in the principal outstanding under the Company’s term loan and a reduction in the lender’s interest margin due to a decrease in the Company’s leverage ratio.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $150,000 in the first nine months of fiscal 2013 compared to losses of $69,000 in the first nine months of fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in the earnings of KK Mexico was approximately $110,000 for the nine months ended October 30, 2011.

   Gain on Sale of Interest in Equity Method Franchisee

     In the first nine months of fiscal 2012, the Company realized a gain of approximately $6.2 million arising from the sale of the Company’s investment in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

   Provision for Income Taxes

     The provision for income taxes was $12.3 million in the first nine months of fiscal 2013 compared to $2.8 million in the first nine months of fiscal 2012.

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

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in the first nine months of fiscal 2013 is not comparable to income tax expense in the first nine months of fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

     The portion of the income tax provision representing taxes estimated to be payable currently was approximately $1.4 million and $2.6 million in the first nine months of fiscal 2013 and fiscal 2012, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees and, in fiscal 2012, $1.5 million of Mexican income taxes payable on the KK Mexico gain, partially offset by reversals of liabilities for uncertain tax positions and related interest and penalties due principally to the expiration of statutes of limitation.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2013 is 45%. The actual effective income tax rate for fiscal 2013 will be known in the fourth quarter when the Company’s annual pretax income and income tax expense are known.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding (1) the effect of the fiscal 2012 reversal of the valuation allowance on the Company’s results of operations for fiscal 2013, and (2) the effect of the non-recurring gain on the sale of the interest in KK Mexico on the Company’s results of operations for fiscal 2012. This non-GAAP information is intended to facilitate comparisons of fiscal 2013 results with the Company’s results for fiscal 2012, and to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. Adjusted net income and adjusted earnings per common share reflect income tax expense only to the extent such expense is currently payable in cash and, in fiscal 2012, exclude the gain on the sale of the equity interest in KK Mexico. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands, except per share
	amounts)
Net income, as reported	$15,999	$22,727
Provision for deferred income taxes	10,824	159
Gain on sale of interest in KK Mexico
(net of income taxes of $1,492)	-	(4,706)
Adjusted net income	$26,823	$18,180

Adjusted earnings per common share:
Basic	$0.40	$0.26
Diluted	$0.38	$0.25

Weighted average shares outstanding:
Basic	67,897	69,013
Diluted	70,041	71,474

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2013 and fiscal 2012.

	Nine Months Ended
	October 28,	October 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$37,978	$22,912
Net cash provided by (used for) investing activities	(9,982)	1,075
Net cash used for financing activities	(22,412)	(8,378)
Net increase in cash and cash equivalents	$5,584	$15,609

Cash Flows from Operating Activities

     Net cash provided by operating activities was $38.0 million and $22.9 million in the first nine months of fiscal 2013 and fiscal 2012, respectively. Higher operating income accounted for a majority of the improvement. Cash provided by operating activities in the first nine months of fiscal 2012 was adversely affected by a temporary increase in inventories associated with the outsourcing of distribution of doughnut mixes and other KK Supply Chain products for international and certain domestic stores to a third party vendor. In addition, payments on leases related to closed stores were approximately $1.8 million higher in the in the first nine months of fiscal 2012 than in the first nine months of fiscal 2013, principally due to settlements with landlords on terminated leases in the fiscal 2012 period. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $10.0 million in the first nine months of fiscal 2013 compared to net cash provided by investing activities of $1.1 million in the first nine months of fiscal 2012.

     Cash used for capital expenditures increased to $9.5 million in the first nine months of fiscal 2013 from $8.2 million in the first nine months of fiscal 2012. In addition, the Company acquired two stores from a franchisee for $915,000 during fiscal 2013. The Company currently expects capital expenditures to be approximately $5 million for the fourth quarter fiscal 2013. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

     In the first nine months of fiscal 2012, the Company received proceeds of approximately $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 6 to the consolidated financial statements appearing elsewhere herein.

     In connection with the refinancing of the Company’s Secured Credit Facilities in January 2011 as more fully described in Note 12 to the consolidated financial statements in the 2012 Form 10-K, the Company deposited into escrow $1.8 million related to properties with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In fiscal 2012, the entire $1.8 million was released from escrow, including $1.6 million in the first nine months of fiscal 2012.

Cash Flows from Financing Activities

     Net cash used by financing activities was $22.4 million in the first nine months of fiscal 2013, compared to $8.4 million in the first nine months of fiscal 2012.

     During the first nine months of fiscal 2013, the Company repaid approximately $1.7 million of scheduled principal amortization of outstanding term loan and capitalized lease indebtedness.

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

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company completed the share repurchase during the second quarter of fiscal 2013, purchasing 3,113,000 shares in the first nine months of fiscal 2013 at an average cost of $6.42 per share, for a total cost of $20 million.

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

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for the Company in fiscal 2014, with early adoption permitted. The Company does not expect that this new guidance with have a material impact on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2012 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of October 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of October 28, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended October 28, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     Except as described below, there have been no material changes in the status of matters disclosed in Part 1, Item 3, “Legal Proceedings,” in the 2012 Form 10-K.

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3 million relating to indemnity claims and breach of the lease. During the third quarter of fiscal 2013, the Court scheduled this matter for trial beginning March 25, 2013.

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

Krispy Kreme Doughnuts, Inc.

Date: December 7, 2012	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10.1	—	Form of Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan*

10.2	—	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan*

10.3	—	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan*

10.4	—	Form of Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan*

10.5	—	Form of Director Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan*

10.6	—	Form of Director Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and nine months ended October 28, 2012, and October 30, 2011; (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended October 28, 2012, and October 30, 2011; (iii) the Consolidated Balance Sheet as of October 28, 2012 and January 29, 2012; (iv) the Consolidated Statement of Cash Flows for the nine months ended October 28, 2012 and October 30, 2011; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended October 28, 2012 and October 30, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements**

* Executive compensation plan or agreement.

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