Form 10-K/A
period 2012-01-29
KRISPY KREME DOUGHNUTS INC
filed 2013-02-22
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————
Form 10-K/A

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

EXPLANATORY NOTE

     This Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2012, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Report”). The purpose of this Amendment No. 1 is to amend the following items in the Original Report:

1.	Item 15(a)(3), “Exhibits,” is amended to correct the spelling of Blackman Kallick, LLP in the Description of Exhibit 23.2.

2.	Item 15(c)(1), “Separate Financial Statements of 50 Percent or Less Owned Persons,” is amended to provide the signed report of Blackman Kallick, LLP with respect to the financial statements of Kremeworks, LLC as of December 28, 2011 and December 29, 2010, and for each of the three years in the period ended December 28, 2011.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.
For each of the three fiscal years in the period ended January 29, 2012:
	Schedule I — Condensed Financial Information of Registrant	F-1

3.	Exhibits.

Exhibit Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
4.2	—	Shareholder Protection Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2010)
4.3	—	Warrant to purchase Common Stock issued by Krispy Kreme Doughnuts, Inc. in favor of Marsh & McLennan Risk Capital Holdings Ltd. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 2, 2010)
4.4	—	Warrant Agreement, dated as of March 2, 2007, between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2007)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.3	—	Employment Agreement, dated as of November 28, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth A. May (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2011)**
10.4	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**

Exhibit Number		Description of Exhibits
10.6	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.8	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.9	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.10	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)*
10.12	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.13	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on February 22, 2000)**
10.14	—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.15	—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.16	—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.17	—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.18	—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.19	—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.20	—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.21	—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.22	—	Credit Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)

Exhibit Number			Description of Exhibits
10.23		—	Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 2, 2011)
10.24		—	Security Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.25		—	Guaranty Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.26		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23.1	*	—	Consent of PricewaterhouseCoopers LLP
23.2	****	—	Consent of Blackman Kallick, LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	****	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	****	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	****	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	****	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		—	The following materials from our Annual Report on Form 10-K for the year ended January 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations for each of the three years in the period ended January 29, 2012; (ii) the Consolidated Balance Sheet as of January 29, 2012 and January 30, 2011; (iii) the Consolidated Statement of Cash Flows for each of the three years in the period ended January 29, 2012; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended January 29, 2012; and (v) the Notes to the Consolidated Financial Statements, tagged as block text***

____________________

*	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2012 under the same exhibit number.

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

****	Filed herewith.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.

(c) Separate Financial Statements of 50 Percent or Less Owned Persons

1.	Financial Statements of Kremeworks, LLC
	Index to Financial Statements	F-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: February 22, 2013	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
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

KremeWorks, LLC and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Note 6 - Long-Term Debt (Continued)

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