Form 10-K
period 2013-02-03
KRISPY KREME DOUGHNUTS INC
filed 2013-04-19
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2013

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of July 27, 2012 was $414.1 million.

     Number of shares of Common Stock, no par value, outstanding as of March 22, 2013: 65,357,963.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders to be held on June 18, 2013 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2014, fiscal 2013, fiscal 2012 and fiscal 2011 mean the fiscal years ended February 2, 2014, February 3, 2013, January 29, 2012 and January 30, 2011, respectively. Please note that fiscal 2013 contained 53 weeks.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

  the quality of Company and franchise store operations;

  our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

  our relationships with our franchisees;

  our ability to implement our international growth strategy;

  our ability to implement our domestic small shop operating model;

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

  risks associated with implementation of new technology platforms; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”).

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

     Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These shops sell doughnuts and complementary products through the on-premises and wholesale channels and come in two formats: factory stores and satellite shops. Factory stores have a doughnut-making production line, and many of them sell products through both on-premises and wholesale channels to more fully utilize production capacity. Factory stores also include commissaries which serve only wholesale customers. Satellite shops, which serve only on-premises customers, are smaller than most factory stores, and include the hot shop and fresh shop formats. As of February 3, 2013, there were 97 Company shops in 19 states and the District of Columbia, including 76 factory and 21 satellite shops.

     Domestic Franchise. The Domestic Franchise segment consists of the Company’s domestic store franchise operations. Domestic franchise stores sell doughnuts and complementary products through the on-premises and wholesale channels in the same way and using the same store formats as do Company stores. As of February 3, 2013, there were 142 domestic franchise stores in 29 states, consisting of 99 factory and 43 satellite stores.

     International Franchise. The International Franchise segment consists of the Company’s international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel using shop formats similar to those used in the United States, and also using a kiosk format. A portion of sales by the franchisees in Canada, the United Kingdom and Australia are made to wholesale customers. As of February 3, 2013, there were 509 international franchise shops in 21 countries, consisting of 120 factory stores and 389 satellite shops.

     KK Supply Chain. The KK Supply Chain segment produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies, principally to Company-owned and domestic franchise stores.

     As of February 3, 2013, there were 239 Krispy Kreme stores operated domestically in 38 states and in the District of Columbia, and there were 509 shops in 21 other countries around the world. Of the 748 total stores, 295 were factory stores and 453 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	97	-	97
Franchise stores	142	509	651
Total	239	509	748

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

     While the domestic business was going through a period of retrenchment, the Company greatly increased its international development efforts. Those efforts, which are continuing, have resulted in the recruitment of new franchisees in 17 countries since the end of fiscal 2004, and those franchisees, together with existing franchisees in four other countries, have opened a cumulative net total of 488 Krispy Kreme stores during that time. As of February 3, 2013, of the 748 Krispy Kreme stores worldwide, 509 are operated by franchisees outside the United States. Many of those franchisees pioneered the development of small Krispy Kreme satellite shop formats which, in tandem with a new small factory store model recently developed by the Company, serve as the prototype for the small shop business model the Company currently is developing to serve domestic markets and accelerate growth in the United States.

     Growth returned to the domestic Krispy Kreme system in fiscal 2011, when the number of shops increased for the first time since fiscal 2005, and that growth has continued through fiscal 2013.

     Today, Krispy Kreme enjoys over 65% unaided brand awareness, and our Hot Krispy Kreme Original Glazed Now® sign is an integral contributor to the brand’s mystique. In addition, the Doughnut Theater® in factory stores provides a multi-sensory introduction to the brand and reinforces the unique Krispy Kreme experience in 22 countries around the world.

Industry Overview

     Krispy Kreme operates within the quick service restaurant, or QSR, segment of the restaurant industry, although our consumer research indicated domestic customers think of our shops more like bakeries than restaurants. In our Company shops, approximately 55% of retail transactions include one or more dozens of doughnuts, and the vast majority of products we sell in our shops are consumed elsewhere. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time.

     We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, high unemployment, low consumer confidence, tightened credit and other factors have taken their toll on consumers and their ability to increase spending, resulting in fewer visits to restaurants and related dollar growth. As a result, QSR sales may continue to be adversely impacted by the weak economic environment or by sharp increases in commodity or energy prices. The Company believes increased prices of agricultural products and energy are more likely to significantly affect its business than are economic conditions generally, because the Company believes its products are affordable indulgences that appeal to consumers in all economic environments.

     In both domestic and international markets, we compete against a broad array of national, regional and local retailers of doughnuts and treats, some of which have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie, cupcake and ice cream stores. We compete on elements such as food quality, convenience, location, customer service and value.

     In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, foodservice and institutional accounts, and vending. Our wholesale competitors include makers of doughnuts and snacks sold through all of these wholesale channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, we compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Little Debbie and Sara Lee, as well as regional brands.

     Comprehensive, reliable doughnut industry statistics are not readily available; however, with regard to specific sales channels within the industry, data are available. Industry data indicate that, during calendar 2012, doughnut industry sales rose approximately 5% year-over-year in grocery stores and rose approximately 4% in convenience stores.

Krispy Kreme Brand Elements

     Krispy Kreme has several important brand elements we believe have created a bond between our brand and our team members, guests, consumers and their communities. The key elements include:

One-of-a-kind taste. The taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers. Our doughnuts are made based on a secret recipe that has been in our Company since 1937. We use premium ingredients, which are blended by our proprietary processing equipment in accordance with our standard operating procedures, to create this unique and very special product. Our research indicates this one-of-a-kind taste drives guests’ cravings for our products.

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

Sharing and Connection. Krispy Kreme doughnuts are a popular choice for sharing with friends, family, co-workers and fellow students. Consumer research shows that approximately 70% of purchases at our domestic shops are for sharing occasions; and in Company shops, approximately 55% of retail transactions are for sales of one or more dozen doughnuts. The strength of our brand in shared-use occasions transcends international borders. Sales of dozens comprise a significant portion of shop sales transactions around the world, and the sharing concept is an integral part of our global marketing approach.

Community relationships. Krispy Kreme was built upon generations of word-of-mouth marketing. We are committed to building relationships with our team members, guests and in our communities. Our shop operators support their local communities through fundraising programs and sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations. We refer to these activities as “local relationship marketing;” it is the core building block of Krispy Kreme marketing and directly connects our marketing efforts to our brand’s mission of “touching and enhancing lives through the joy that is Krispy Kreme.”

Heritage. For the past 76 years, Krispy Kreme has been known for producing one-of-a-kind doughnuts. Our consumer research indicates this heritage and consistency are important parts of the brand’s imagery with our guests. Icons of Krispy Kreme’s heritage include paper hats, historical road signs and our “bowtie” logo.

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

  to stimulate an increase in on-premises sales of doughnuts and complementary products by increasing the number of Krispy Kreme shops to provide customers more convenient access to our products;

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

     We intend to focus development of Company shops in the southeast in order to achieve economies of scale and minimize the geographic span of our Company store operations, and to develop the other domestic markets through franchising. We view successful development and demonstration of the small shop economic model, including both smaller footprint factory stores and satellite shops served through the hub and spoke model, as critical to attracting ongoing franchisee investment in the United States. Most of our international franchisees utilize hub and spoke models, and there currently are 389 satellite locations in operation in 18 foreign countries, which represent approximately 75% of all international franchise shops.

     Market research has guided our shop development in the southeast over the past four years, resulting in new shop construction in the Piedmont Triad, Charlotte and Raleigh, North Carolina; Columbia and Greenville, South Carolina; Louisville, Kentucky; Nashville, Tennessee and Norfolk/Virginia Beach, Virginia. Prior to fiscal 2013, most of these shops were hot shop satellites in end-cap locations, all but one with a drive-thru window, with doughnuts supplied twice daily by nearby traditional factory shops using our hub and spoke distribution system.

     We opened four new small shops in fiscal 2013, all of which were factory shops smaller than our traditional factory stores. Two of these shops were end-cap spaces in multi-tenant buildings and two were free-standing factory shops, one of which was a second-generation site. The average size is approximately 2,600 square feet, and each is equipped with a drive-thru window. In fiscal 2014, we plan to open as many as ten new Company shops, substantially all of which are expected to be new, free-standing, small format factory shops of approximately 2,300 square feet, each with a drive-thru window. The size of these new shops is expected to be substantially smaller than that of our traditional factory shops, which typically range in size from 2,800 to 5,500 square feet, and which often serve both retail and wholesale customers. Unlike our traditional factory shops, these new small shops serve retail customers only, and do not engage in wholesale distribution.

     Our ongoing shop development will continue to focus on the southeast, including, in the near term, Charlotte and Burlington, North Carolina; Knoxville, Tennessee; Jacksonville, Florida; Richmond, Virginia; and Atlanta, Georgia.

     We chose these markets as our initial focus of small shop development because they are markets in which we have an existing base of Krispy Kreme factory shops from which to build. In many of the markets in which we plan to develop additional Company shops, we expect to build small factory shops as well as satellite shops supplied using the hub and spoke model. Moreover, successful development of small factory shop economic models, could allow us to locate shops in smaller population towns and areas than has traditionally been possible, which could significantly increase the potential number of Company and franchise stores nationwide. Our goal is to develop a suite of shop designs of varying sizes and production capacities to enable us to develop markets of various sizes and population densities.

Enhancing Our Focus on Shop Operations

     In recent years, we have been working to improve our shop operating margins by improving our operating methods; creating and deploying management tools, including labor cost and food cost management tools; enhancing our hospitality, service and cleanliness standards; and continuously training our people on new methods and standards. We believe we have opportunities to continue to improve our shop operating methods and procedures. Our goal is to drive same store sales and operate our shops more efficiently through a focus on operating excellence and world class guest experience. We evaluate guest experiences using several tools, including regular mystery shops, external brand perception research and direct consumer response measurements. These allow us to track guest experiences compared to perceptions and expectations, identify competitive strengths, and track our progress on a shop-by-shop basis.

     Over half of our Company shops’ revenues are derived from sales to grocers, mass merchants, convenience stores and other wholesale customers. We believe we have less ability to recover higher costs of agricultural commodities in the wholesale channel than we do in the on-premises channel, and we have the additional cost pressures associated with generally rising fuel costs and substantial product returns stemming from the relatively short shelf-life of our signature yeast-raised doughnut. Nevertheless, we believe the Krispy Kreme brand should be represented in wholesale distribution channels. Over time, we expect our wholesale product line to become increasingly differentiated from the products offered in our shops in order to improve the economics of this distribution channel. We are focusing customer development efforts on retailers we believe will generate weekly sales per door significantly greater than our systemwide average. In addition, we are focusing on enhancing our product line to increase consumer value by offering a variety of products with longer shelf-lives, as well as modernizing our delivery fleet, rationalizing delivery routes, improving our packaging designs and enhancing customer service to improve the profitability of wholesale distribution.

Driving Revenues By Enhancing Beverage Offerings and Deploying New Products

     Sales of doughnuts comprise approximately 88% of our retail sales. In addition to improving consumer convenience by expanding the number of Krispy Kreme shops and points of distribution in our markets, we plan to continue development and deployment of a brand-relevant range of menu offerings to give consumers more reasons to visit Krispy Kreme shops more often and to improve our sales. These include limited time offerings, leveraged doughnut varieties, enhanced beverage offerings and other products that are complementary to the Krispy Kreme brand and experience. While we have the option to enhance Krispy Kreme’s menu options beyond doughnuts, our consumer research indicates there is substantial untapped consumer demand for more doughnuts. Our short-term menu plans will focus on maximizing doughnut sales with existing and new doughnut varieties across more dayparts and use occasions.

     Throughout the world, we continue to work with our franchisees to broaden their menu offerings and offer exciting, new products within our existing platforms. New product innovation is a key part of our global marketing strategy. Our team strives to enhance our product offerings by introducing new beverages, doughnuts and complementary items that take advantage of global, regional and local taste trends. Our beverage offerings in most international markets include a broad range of hot and iced espresso drinks, teas, chocolate drinks, and our frozen Krispy Kreme Chillers® line – localized to meet important customer taste profiles. Our Krispy Kreme Baked Creations® line of baked goods, now available in the Philippines, Korea, Indonesia, Saudi Arabia and Turkey, complements our signature doughnuts and beverages and provides our customers with a range of products that meet additional day part needs. Importantly, we continue to focus on innovation within our core range of doughnuts and have recently introduced innovations internationally such as chocolate glaze and chocolate dough, whole wheat dough, minis, doughnut holes and new doughnut varieties leveraging co-promotional relationships with international chocolate brands, movies and branded toys.

Investing for Growth in the Domestic Franchise System

     In fiscal 2013, we continued our preparations to re-engage in marketing Krispy Kreme franchises domestically, including committing additional resources to domestic franchise recruitment. Late in the year, we hired a Vice President of Domestic Franchise Development, a new role designed to lead our U.S. expansion efforts. This officer will focus on recruiting, selecting and developing new domestic franchisees.

     We believe developing the small factory shop model, together with the satellite shop concepts developed in recent years, is critical to accelerating domestic franchise growth. See “Developing and Testing Domestic Small Shop Formats To Drive Sales and Profitability,” above. It is our goal to increase the total domestic store count, both Company and franchise, to 400 shops by January 2017.

Building On Our Success Internationally

     Our international franchisees’ expansion in recent years has been outstanding, with international stores growing from 123 to 509 and from 31% of our total store count to 68% since fiscal 2007. We have been devoting additional resources, principally people, to supporting the growth of our international franchisees, and we expect to devote even more resources to supporting international franchisees in fiscal 2014. Krispy Kreme is now represented in 21 countries outside the United States, and we believe the international growth potential in the coming years is substantial. It is our goal to increase the number of international shops to 900 by January 2017.

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

Continuing to Invest in Research and Development

     In recent years, we have devoted resources to research and development to improve our products and our doughnut production methods and equipment, and we expect to increase our commitment to research and development in coming years. Our objective is to improve the shelf life of our products, particularly our yeast-raised doughnuts, in order to improve the consumer experience with products purchased in the wholesale distribution channel. We also seek to reduce our returns of unsold products; to enhance automation of our doughnut production processes to make it simpler to execute and to achieve greater product consistency and reduce costs; to reduce the size of our doughnut making equipment to enable construction of factory stores in smaller retail spaces to improve shop economics; and to improve the efficiency of our production process and reduce ingredient costs.

Increasing Our Investments in Technology

     We are increasing our investments in technology to support our business. In fiscal 2012, we purchased new point-of-sale hardware for all our Company shops and established a new standard hardware configuration for Company and domestic franchisee locations. In fiscal 2013, we tested new front-of-house and back-of-house point-of-sale (“POS”) software to more effectively support our business through improved cash controls, enhanced sales visibility and centralized data management. In early fiscal 2014, we began deployment of the new POS software to Company shops, and expect to complete that deployment, together with deployment to certain domestic franchise shops, in fiscal 2014. In fiscal 2015, we plan on leveraging the new software to launch a domestic systemwide loyalty program, improve inventory management and centralize national promotions for Company and domestic franchisee locations.

     In fiscal 2012, we began deployment of new handheld software and devices to support the commissioned sales force serving our wholesale customers, and substantially completed that deployment in fiscal 2013. Prior to fiscal 2012, only about one-third of our wholesale routes utilized handheld technology. Among the improvements we expect to achieve, over time, from this new technology are the elimination of substantially all paper from the customer delivery documentation process; further reduction of paper invoicing; a reduction in the amount of time spent in customer aisles performing administrative delivery tasks; elimination of back-of-house data keying; adding GPS functionality for route optimization and monitoring; and improved sales management tools to reduce product returns while maintaining or increasing sales volume.

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

Products

     Doughnuts and Related Products. We currently make and sell a wide variety of high-quality doughnuts, including our signature Original Glazed® doughnut. Our shops typically offer 16 or more doughnut varieties, including eight varieties that are offered at all our Krispy Kreme shops and up to four limited item doughnut offerings, with the balance of the assortment selected by the shop manager from our more than 12 other standard doughnut varieties. Most of our doughnuts, including our Original Glazed® doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. We have become known for seasonal doughnuts that come in a variety of non-traditional shapes, including hearts, pumpkins, footballs, eggs and snowmen, and which often feature complementary icings and fillings. We also offer other doughnut varieties on a limited time basis to provide interest to our guests and excitement to our team members. Generally, products for domestic stores are first tested in our Company stores and then rolled out to our franchise stores, although we have approved for testing at franchise locations new products which we believe are compatible with our brand image and which meet our demanding quality standards. Sales of doughnuts comprise approximately 88% of total retail sales, with the balance comprised principally of beverage sales.

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

     The cost of doughnut mixes, shortening, sugar and packaging are the four most significant component costs of our doughnut products, comprising approximately 16%, 7%, 8% and 10%, respectively, of Company Stores’ cost of sales, respectively, in fiscal 2013.

     Complementary products. We continue to develop and leverage complementary products to meet consumer needs for convenience, regional taste preference and variety. Beverages play a large role in providing convenience and satisfaction for our guests, including coffee, which has been part of the brand for many decades. We have a complete beverage program which includes drip coffees, iced coffees, both coffee-based and non-coffee-based frozen drinks, juices, sodas, milks, water, frozen/blended beverages and packaged and fountain beverages. We are continuing to refine our beverage offerings, including specialty espresso, cappuccino and hot chocolate drinks, and rolled out three new drip coffee blends in fiscal 2012. Many markets and shops introduced new espresso beverages in fiscal 2013, and promotional activities include beverage and doughnut combos when appropriate.

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

     Traditional factory stores generally are located in freestanding suburban locations generally ranging in size from approximately 2,800 to 5,500 square feet, and typically have the equipment which can produce from 150 to 230 dozen doughnuts per hour. The relatively larger factory stores often sell doughnuts and complementary products to both on-premises and wholesale customers, with the allocation between such channels dependent on the stores’ capacities and the characteristics of the markets in which the stores operate; some of these shops have equipment that can produce 600 dozen doughnuts per hour or more than one production line. Relatively smaller traditional factory stores, which typically have less production capacity, serve only on-premises customers.

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

Hours	Percentage of Retail Sales
6 a.m. – 11 a.m.	36%
11 a.m. – 2 p.m.	12%
2 p.m. – 6 p.m.	20%
6 p.m. – 11 p.m.	28%

     The factory store category also includes seven commissaries, five of which have multiple production lines. These facilities often have equipment capable of producing 600 or 1,000 dozen doughnuts per hour, and sometimes have more than one production line. The commissaries typically serve wholesale customers exclusively, although some commissaries produce certain products (typically longer shelf-life products such as honeybuns) that are shipped to other factory stores where they are distributed to wholesale customers together with products manufactured at the receiving shop. One of our commissaries also serves as a hub location, producing doughnuts that are delivered to nearby satellite shops.

     Historically, the relatively large size and high cost of traditional factory stores limited the density of our stores in many markets, causing many of our consumers to utilize them as “destination” locations, which limited their frequency of use. In addition, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production and sales volume. Some of our traditional factory stores and commissaries have more capacity to produce doughnuts than is currently is being utilized.

Small Shop Formats

     In recent years, we have been developing several new small domestic shop formats to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores that are more convenient to our customers, reducing the initial shop investment, reducing our per store fixed costs and lowering breakeven points, and, in certain markets, leveraging the production capacity in the existing installed base of traditional factory stores. Our international franchisees pioneered the development of the small shop formats, which include small factory stores that operate independently, as well as satellite stores, which are located in proximity to existing traditional factory stores which supply finished and unglazed doughnuts to the satellites using a hub and spoke distribution system. Most of our international franchisees use a hub and spoke distribution model; approximately 75% of Krispy Kreme shops outside the United States are satellite shops, with the fresh shop being the predominant format.

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

     Small Factory Stores. We have developed a domestic small retail-only factory store which occupies approximately 2,300 square feet and which contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. We operate six of these small factory stores, and view the small factory format as a more cost-effective means to offer the Krispy Kreme experience to consumers than our traditional large factory stores. Due to their lower cost, these small format factory shops could enable us to deliver the Krispy Kreme Doughnut Theater® experience to consumers in relatively smaller geographic markets than we currently serve because the small shops typically have lower breakeven points than our large traditional shops.

     Our small factory stores generally have the capacity to produce between 65 and 110 dozen doughnuts per hour, depending on the equipment configuration. Our larger traditional shops typically have equipment capable of producing in the range of 150 to 600 dozen doughnuts an hour. We currently operate six small factory shops, four of which were opened in fiscal 2013. Four of the six small factory shops are end-cap locations and two are freestanding buildings, both of which opened in fiscal 2013. All six shops have drive-thru windows. The average capital investment in the two end-cap locations opened in fiscal 2013 was approximately $680,000, including the doughnut-making equipment, signage, other equipment and furnishings, and tenant upfit from a heated and cooled shell. One of the two free-standing shops was a second-generation site which the Company leased and then refurbished the existing building. The other free-standing shop was a first-generation site on which the landlord constructed and upfit a building and then leased the land and building to the Company. The Company’s capital investment in these two free-standing shops was approximately $1.0 million and $495,000, respectively, which included the cost of the doughnut-making equipment, signage, other equipment and furnishings and, in the case of the second-generation site, included the cost of refurbishing the building. The lease for the first generation site developed by the landlord was recorded as a capital lease in the amount of $455,000, but is not included in the $495,000 Company-funded investment amount above. We plan to continue refining the small factory model to further reduce the initial capital cost of this format.

     We expect to open a minimum of seven to ten new Company small factory shops in each of the next two fiscal years, most of which we expect to be free-standing. While the cost of a free-standing shop is expected to be greater than a similar shop in an end-cap space in a multi-tenant building, we believe that the anticipated higher average weekly sales volume from the free-standing shop will more than offset the higher initial investment.

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

     Satellite Stores. In addition, we have developed two varieties of domestic satellite stores. These shops serve only on-premises customers, are smaller than traditional factory stores, and do not contain a doughnut making production line. Satellite stores consist of the hot shop and fresh shop formats, and typically range in size from approximately 1,800 to 2,400 square feet (exclusive of larger factory stores that have been converted to satellites). In each of these formats, the Company sells doughnuts, beverages and complementary products, with the doughnuts supplied by a nearby traditional factory store or a commissary.

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

     The ability to accommodate a drive-thru window is an important characteristic in most new shop locations, including both factory stores and satellite shops. Of our 90 shops which serve on-premises customers, 84 have drive-thrus, and drive-thru sales comprise approximately 46% of these shops’ retail sales. At some of the shops which produce doughnuts 24 hours per day, we are experimenting with continuous drive-thru operation.

     The following table sets forth the type and locations of Company stores as of February 3, 2013.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	7	5	-	12
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	3	-	-	3
New York	-	-	1	1
North Carolina	13	4	-	17
Ohio	6	-	-	6
South Carolina	5	3	-	8
Tennessee	9	3	-	12
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	76	20	1	97

Changes in the number of Company stores during the past three fiscal years are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
January 31, 2010	69	12	2	83
Opened	-	3	1	4
Closed	-	(1)	(1)	(2)
Change in store type	-	1	(1)	-
January 30, 2011	69	15	1	85
Opened	2	5	-	7
Closed	-	-	-	-
Change in store type	1	(1)	-	-
January 29, 2012	72	19	1	92
Opened	4	-	-	4
Closed	(1)	-	-	(1)
Transferred from Domestic Franchise	1	1	-	2
February 3, 2013	76	20	1	97

Wholesale Distribution

     Sales to wholesale customers accounted for over half of fiscal 2013 revenues in the Company Stores segment. Of the 97 stores operated by the Company as of February 3, 2013, 43 serve the wholesale distribution channel, including seven commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from six to 15 doughnuts. In addition, we offer in the wholesale distribution channel a number of doughnuts and complementary products that we do not offer in our shops, including honeybuns, mini-crullers, fruit pies and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases that also contain branded packaging for loose doughnut sales.

     The wholesale distribution channel is composed of two principal customer groups: grocers/mass merchants and convenience stores. Substantially all sales to grocers and mass merchants consist of packaged products, while a significant majority of sales to convenience stores consists of loose doughnuts sold through the ISB program.

     We deliver doughnuts to wholesale customers using a fleet of delivery trucks operated by a commissioned employee sales force. We deliver products to packaged doughnut customers three or more times per week, generally on either a Monday/Wednesday/Friday or Tuesday/Thursday/Saturday schedule. ISB customers generally are serviced daily, six times per week. In addition to delivering product, our salespeople are responsible for merchandising our products in the displays and picking up unsold products for return to the Company shop. Our principal products are yeast-raised doughnuts having a short shelf-life, which results in unsold product costs in the wholesale distribution channel, most of which are absorbed by the Company.

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

     Management and staffing. Responsibility for our Company Stores segment is jointly vested in two senior vice presidents who report to our chief executive officer. Our Senior Vice President of U.S. Franchises and Company Stores focuses on operations at retail-only shops and on both the doughnut production and QSR elements of our stores that serve both on-premises and wholesale customers. In addition, this officer also is responsible for our domestic franchise operations. The Vice President of Company Stores Operations reports to this Senior Vice President, and is supported by market managers in each geographic region and by shop management. Our Senior Vice President of Wholesale Operations is responsible for wholesale distribution at all retail locations serving wholesale customers, and for operation of our seven commissaries. The Wholesale Operations management structure consists principally of a vice president of commissary operations who supervises the operations of our seven commissaries through managers at these locations, and a sales organization led by a vice president and consisting of national and regional wholesale sales managers who deal with larger customers and in-store sales personnel responsible for managing sales and deliveries to individual customer locations. We communicate frequently with all store managers and wholesale sales managers and their staffs using shop audits, weekly communications by telephone or e-mail and both scheduled and surprise shop visits.

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

     In fiscal 2011, we began enhancing our shops’ timekeeping systems by deploying and beginning implementation of new labor scheduling technology to help our shop managers better match staffing levels with consumer traffic. We continued implementation of and training on this technology in fiscal 2012 and 2013.

     We currently operate Company stores in 19 states and the District of Columbia. Over time, we plan to refranchise many of our stores in markets outside our traditional base in the southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Of the 97 stores operated by the Company as of February 3, 2013, approximately 20 stores having fiscal 2013 sales of approximately $60 million are candidates for refranchising at the appropriate time. In February 2013, the Company refranchised three of these locations and closed a fourth store in the refranchised market in January 2013 in anticipation of the transaction. These four stores had total sales in fiscal 2013 of approximately $9 million.

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

     The store formats used by domestic franchisees are very similar to those used by the Company. All domestic franchisees sell products to on-premises customers, and most, but not all, also sell products to wholesale customers. Sales to wholesale customers generally constitute a smaller percentage of a domestic franchisee’s total sales than do the Company’s sales to wholesale customers. The Company’s relatively higher percentage of wholesale sales reflects, among other things, the fact that the Company’s KK Supply Chain segment earns a profit on sales of doughnut mixes, other ingredients and supplies that are used by the Company Stores segment to produce products for wholesale customers, which gives the Company a cost advantage not enjoyed by franchisees in serving this relatively lower profit margin distribution channel. Sales to wholesale customers comprised approximately 25% of domestic franchisees’ total sales in fiscal 2013.

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

  Of the approximately $281 million of sales by domestic franchisees in the 52 weeks ended January 27, 2013, approximately $84 million, or 30%, was made by franchisees subject to the foregoing royalty structure. The aggregate royalty revenue recognized by the Company on such sales was approximately $2.0 million.

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

  The franchise agreements for area developers have a 15-year term that may be renewed by the Company. These franchise agreements generally provide for royalties of 4.5% of both on-premises and wholesale sales, and contributions to the Brand Fund of 1.0% of sales. In recent years, the Company elected to reduce the royalty rate on wholesale sales; the Company currently charges Area Developers a royalty rate of 1.5% on wholesale sales.

  Of the approximately $281 million of sales by domestic franchisees in the 52 weeks ended January 27, 2013, approximately $197 million, or 70%, was made by franchisees subject to the Area Developer royalty structure. The aggregate royalty revenue recognized by the Company on such sales was approximately $7.7 million.

  Recent domestic development agreements generally provide for the payment of one-time initial development and franchise fees ranging from $25,000 to $50,000 per store.

  As of February 3, 2013, we had an equity interest in two of the domestic area developers. Where we are an equity investor in an area developer, we contribute equity or guarantee debt of the franchisee generally proportionate to our ownership interest. See Note 8 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. We do not currently expect to own equity interests in any future franchisees.

  Recent franchisees. Since fiscal 2009, the Company has signed several new franchise agreements. These agreements included renewal agreements resulting from contract expirations, agreements for new stores with existing franchisees and agreements with new franchisees who acquired existing Krispy Kreme franchise and Company shops. In addition, several agreements arose from the conveyance of Company markets to franchisees. Some of the recent franchisees have signed development agreements, which require the franchisee to build a specified number of stores in an exclusive geography within a specified time period, usually five years or less. The franchise agreements with this group of franchisees have a 15-year term, are renewable provided the franchisee meets specified criteria, and generally do not contemplate engaging in wholesale distribution. Additionally, these franchise agreements generally allow the Company to sell Krispy Kreme branded products in close geographic proximity to the franchisees’ stores. These franchise agreements and development agreements are used for all new franchisees and, in general, for the renewal of older franchise agreements and associate license agreements. We are charging recent franchisees the same royalty and Brand Fund rates as those charged to Area Developer franchisees.

     As of February 3, 2013, the Company’s approximately 40 domestic franchisees operated a total of 142 stores. Approximately 80% of these franchisees operate five or fewer shops, approximately 10% operate between six and ten shops, and approximately 10% operate more than ten shops.

     During fiscal 2013, domestic franchisees opened nine stores and closed seven stores. On August 30, 2012, the Company acquired two stores from one of its domestic franchisees as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. The following table sets forth the type and locations of domestic franchise stores as of February 3, 2013.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	2	-	3
Arkansas	2	-	-	2
California	15	1	4	20
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	2	1	-	3
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	1	-	2
Total	99	29	14	142

     The Company has equity interests in two domestic franchisees operating stores in Washington, Oregon, Hawaii and South Florida, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its domestic franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments, by state, as of February 3, 2013:

		Development
	Future	Agreement
	Store	Expiration
State	Commitments	(Fiscal Year)
Arizona	2	2015
California	11	2016
Colorado	13	2018
Metro Philadelphia	17	2018
New Mexico	2	2015
North Carolina	3	2016
South Carolina	2	2014
Texas	4	2016
Total at February 3, 2013	54

     Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
January 31, 2010	104	14	23	141
Opened	2	1	4	7
Closed	(3)	-	(1)	(4)
Change in store type	(1)	2	(1)	-
January 30, 2011	102	17	25	144
Opened	4	9	1	14
Closed	(4)	(1)	(11)	(16)
January 29, 2012	102	25	15	142
Opened	3	6	-	9
Closed	(5)	(1)	(1)	(7)
Transferred to Company Stores	(1)	(1)	-	(2)
February 3, 2013	99	29	14	142

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

     Product offerings at shops outside the United States include our signature Original Glazed® doughnut, a core set of doughnut varieties offered in our domestic shops and a complementary set of localized doughnut varieties tailored to meet the unique taste preferences and dietary norms in the market. Often, our glazes, icings and filling flavors are tailored to meet local taste preferences. We work closely with our franchisees outside the United States to conduct marketing research to understand local tastes and usage occasions, which drives development of new products and marketing approaches.

     Internationally, we believe that complementary products such as baked goods and other treat products could play an increasingly important role for our franchisees as they penetrate their markets and further establish the Krispy Kreme brand. These items offer franchisees the opportunity to fill and/or strengthen day part offerings to meet a broader set of customer needs. Krispy Kreme Baked Creations®, a baked platform for international markets designed to meet needs across a broad set of markets, was launched in fiscal 2010 in the Philippines. Today, our Krispy Kreme Baked Creations® products are available in the Philippines, Korea, Indonesia, Saudi Arabia and Turkey.

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

     Markets outside the United States have been a significant source of growth, all of which we plan to develop by franchising. In the past three years, we have focused our international development efforts primarily on opportunities in markets in Asia and the Middle East. In fiscal 2013, we signed new international franchise agreements with franchisees in Moscow, India and Singapore. In addition to ongoing development efforts in these areas, we are focusing franchise marketing efforts on new markets, including Europe and South and Central America.

     Generally, there is a single franchisee in each of the countries outside the United States where Krispy Kreme is represented. During fiscal 2013, the Company signed development agreements for portions of India with two franchisees, and there may be more than one franchisee in a given country going forward. All of the Krispy Kreme shops in the Middle East are operated by a single franchisee.

     The types and locations of international franchise stores as of February 3, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
China	2010	1	-	1	-	2
Dominican Republic	2011	1	-	2	-	3
India	2013	1	-	-	-	1
Indonesia	2007	1	-	3	7	11
Japan	2007	17	-	25	-	42
Kuwait	2007	2	-	5	6	13
Lebanon	2009	2	-	5	1	8
Malaysia	2010	2	-	1	5	8
Mexico	2004	7	1	33	50	91
Philippines	2007	6	3	24	8	41
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	9	-	65	21	95
South Korea	2005	34	-	33	-	67
Thailand	2011	3	2	2	1	8
Turkey	2010	1	-	10	4	15
United Arab Emirates	2008	2	-	9	5	16
United Kingdom	2004	14	2	30	9	55
Total		120	9	257	123	509

     The Company has an equity interest in the franchisee operating a store in Western Canada. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its international franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments as of February 3, 2013:

		Development
	Future	Agreement
	Store	Expiration
Country	Commitments	(Fiscal Year)
Australia	15	2019
Dominican Republic	11	2015
India	114	2018
Japan	74	2017
Malaysia	12	2014
Mexico	36	2019
Puerto Rico	2	2014
Russia	35	2018
Singapore	15	2017
Thailand	13	2015
United Kingdom	26	2018
Total at February 3, 2013	353

     Changes in the number of international franchise stores during the past three fiscal years are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
January 31, 2010	95	14	180	69	358
Opened	19	-	56	20	95
Closed	(6)	(3)	(16)	(11)	(36)
Change in store type	(2)	-	2	-	-
January 30, 2011	106	11	222	78	417
Opened	17	3	38	18	76
Closed	(5)	-	(17)	(11)	(33)
Change in store type	-	(3)	(17)	20	-
January 29, 2012	118	11	226	105	460
Opened	10	-	63	25	98
Closed	(7)	(1)	(26)	(15)	(49)
Change in store type	(1)	(1)	(6)	8	-
February 3, 2013	120	9	257	123	509

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

     In addition to traditional doughnut mixes and mixes made from mix concentrates, the Company manages the production of doughnut premix, which is used to produce doughnut mixes in certain international locations. The premix is shipped to Krispy Kreme stores, where it is combined with locally sourced ingredients to produce doughnut mixes for use at the store. The premix and concentrate production models are used to produce doughnut mixes outside the United States in order to reduce the substantial international transportation costs associated with shipping finished mixes, to minimize foreign import taxes, and to help protect the Company’s intellectual property. The Company utilizes contract mix manufacturers in the United Kingdom, Mexico, Japan, Korea, Malaysia and Australia to blend mixes for certain international franchisees using mix concentrates or the premix process.

     The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In addition, through KK Supply Chain, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. In March 2011, the Company entered into an agreement with an independent distributor to distribute products to Company and franchise stores in the eastern portion of the United States, as well as to handle the export of products to the 21 foreign countries in which the Company’s international franchisees operate. The Company has subcontracted with another independent distributor since 2008 to distribute products to domestic stores in the western portion of the country. Implementation of the eastern U.S. outsourcing resulted in all of KK Supply Chain’s distribution operations being handled by contract distributors. The Company believes that moving to a 100% outsourced model has enabled the Company and its franchisees to benefit from the operating scale of the independent distributors and, in the case of outsourcing of all export functions, to minimize the compliance and other risks associated with exporting to a large number of countries with diverse import regulations and procedures.

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

Revenues by Geographic Region

     Set forth below is a table presenting our revenues by geographic region for fiscal 2013, 2012 and 2011. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived. Please note that fiscal 2013 contained 53 weeks.

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Revenues by geographic region:
United States	$391,835	$361,653	$324,934
Other North America	9,184	8,559	5,864
Asia/Pacific	22,384	19,964	18,542
Middle East	6,687	7,835	9,152
Europe	5,753	5,206	3,463
Total revenues	$435,843	$403,217	$361,955

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

     Relationship Marketing. The foundation of our marketing efforts starts with building a “relationship” between our brand and our team members, guests, consumers and their communities. Toward that end, many of our brand-building activities are grassroots-based and focused on building relevancy with these groups. These activities include:

  Good neighbor product deliveries to create trial uses;

  Sponsorship of local events and nonprofit organizations;

  Friends of Krispy Kreme eMessages sent to guests registered to receive monthly updates about new products, promotions and shop openings;

  Fundraising programs designed to assist local charitable organizations in raising money for their non-profit causes which the Company estimates helped raise over $30 million for these organizations during fiscal 2013; and

  Digital, social, viral and interactive efforts including the use of social media such as Facebook and Twitter to communicate product and promotional activity, new shop openings and local relationship marketing programs. We currently have over 4.6 million fans on Facebook.

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

  Krispy Kreme is a trusted food retailer with a long history of providing superior, innovative products and delivering quality customer service; and

  Krispy Kreme cares about our brand, our team members, our guests, our consumers and the communities we serve.

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

International

     Krispy Kreme's approach to international marketing utilizes many of the same elements as the domestic marketing approach to build integrated marketing initiatives through store experience, relationship marketing, public relations and marketing/advertising/sales promotion. One of the key foundations to developing integrated marketing programs that leverage each of these marketing elements is our efforts and focus on driving category-leading new product innovation. New product innovation is a critical focus internationally as it allows us to engage consumers more often through our marketing efforts and, at the same time, evolve our product range to more effectively meet local taste demands. This focus on new product innovation has resulted in innovations such as our Krispy Kreme Baked Creations® line of baked goods and innovation within our core doughnut range. Those core product range innovations include chocolate glaze and chocolate dough, whole wheat dough, minis, doughnut holes, doughnut pops and new doughnut varieties leveraging co-promotional relationships with international chocolate brands, movies and branded toys.

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

Brand Fund

     We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Funds. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. In fiscal 2011, the Company reduced the contribution from its associate and domestic area developer franchisees to 0.75% but reverted to the 1.0% rate in fiscal 2012 and 2013. Proceeds from the Brand Funds are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2013, we and our domestic and international franchisees contributed approximately $6.3 million to the Brand Funds.

Competition

     Our domestic and international competitors include a wide range of retailers of doughnuts and other treats, coffee shops, other café and bakery concepts. We also compete with snacks sold through convenience stores, supermarkets, restaurants and retail stores domestically, but to a much lesser extent internationally. Some of our competitors have substantially greater financial resources than we do and are expanding to other geographic regions, including areas where we have a significant store presence. We also compete against other retailers who sell sweet treats such as cookie, cupcake and ice cream shops. We compete on elements such as food quality, convenience, location, customer service and value. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries.

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Little Debbie, Sara Lee, and regional brands.

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

     Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facility in Winston-Salem, North Carolina. Production at and shipments from our Winston-Salem facility are subject to the applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut shops to convenience stores or grocers/mass merchants.

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

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with team members, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our shop team members are paid at rates which are influenced by changes in the federal minimum wage. Accordingly, further increases in the minimum wage could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits have resulted in increased costs, and may result in additional cost increases and other effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2013 Compared to Fiscal 2012 – Company Stores – Costs and expenses.”

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

Team Members

     We employ approximately 4,300 people. Of these, approximately 200 are employed in our headquarters and administrative offices and approximately 100 are employed in our manufacturing and distribution center. We employ approximately 500 employees in our commissaries which serve wholesale customers almost exclusively, most of whom are employed full-time. In our other Krispy Kreme stores, we employ approximately 3,500 team members, of which approximately 2,000 are full-time (including approximately 500 managers, assistant managers and supervisors) with the balance employed part-time.

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

     In addition, many of our corporate governance documents are available on our website. Our Nominating and Corporate Governance Committee Charter is available at www.krispykreme.com/gov_charter.pdf, our Compensation Committee Charter is available at www.krispykreme.com/comp_charter.pdf, our Audit Committee Charter is available at www.krispykreme.com/audit_charter.pdf, our Corporate Governance Guidelines are available at www.krispykreme.com/corpgovernance.pdf, our Code of Business Conduct and Ethics is available at www.krispykreme.com/code_of_ethics.pdf, and our Code of Ethics for Chief Executive and Senior Financial Officers is available at www.krispykreme.com/officers_ethics.pdf. Each of these documents is available in print to any shareholder who requests it by sending a written request to Krispy Kreme Doughnuts, Inc., 370 Knollwood Street, Winston-Salem, NC 27103, Attention: Secretary.

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

     Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 32% of our total revenues in fiscal 2013. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees, which could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

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

     Franchisees opened 107 stores and closed 56 stores in fiscal 2013. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

A portion of our growth strategy depends on opening new Krispy Kreme stores both domestically and internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

     Our recent growth reflects the opening of new Krispy Kreme stores internationally, while the number of domestic franchise shops has remained almost constant over the past three years. Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our growth strategy. The success of these new stores will be dependent in part on a number of factors, which neither we nor our franchisees can control.

Our new domestic store operating model may not be successful.

     We are working to refine our domestic store operating model to focus on small retail shops, including both satellite shops and shops that manufacture doughnuts but which are smaller and have lower capacity than traditional factory stores. Satellite stores in a market are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently plans to open from seven to ten new Company-operated small shops in fiscal 2014, most of which we expect to be small factory shops. Domestic franchisees also may open additional satellite stores and a small number of factory stores, as we work to refine our store formats for new domestic stores. We cannot predict whether this new model will be successful in increasing our profitability.

Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of February 3, 2013, there were 509 Krispy Kreme stores operated outside of the United States, representing 68% of our total store count, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

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

     We have several large wholesale customers. Our top two such customers accounted for approximately 16% of total Company Stores segment revenues during fiscal 2013. The loss of one of our large national wholesale customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

     Federal legislation regarding government-mandated health benefits is expected to increase our and our domestic franchisees’ costs. Due to the breadth and complexity of the healthcare legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the healthcare legislation on our business and the businesses of our domestic franchisees over the coming years. Possible adverse effects of the legislation include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. Our results of operations, financial position and cash flows could be adversely affected. Our domestic franchisees face the potential of similar adverse effects.

We are making investments to improve our information technology systems to increase our operational capabilities and effectiveness. Cost overruns or delays or difficulties in implementing new point-of-sale software or a planned enterprise resource planning system may adversely affect our business and results of operations.

     We expect to increase investments during fiscal 2014 in technology and related infrastructure designed to improve our operational capabilities and effectiveness and to provide modern technology platforms to support future growth of our business. We are in the process of implementing new Company-wide point-of-sale system software and are in the planning stages of selecting and beginning implementation of a new enterprise resource planning system. Implementing these systems is a lengthy and expensive process that may result in a diversion of resources from other initiatives and activities. Continued execution of the project plans, or a divergence from them, may result in cost overruns, project delays or business interruptions. Any disruptions, delays or deficiencies in the design and/or implementation of these systems, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Our charter, bylaws and tax asset protection plan contain provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.

     Our articles of incorporation, bylaws and tax asset protection plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. They may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders’ receiving a premium over the market price for their common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of February 3, 2013, there were 748 Krispy Kreme stores systemwide, of which 97 were Company stores and 651 were operated by franchisees.

  As of February 3, 2013, all of our Company stores, except our seven commissaries, had on-premises sales, and 43 of our Company factory stores also engaged in wholesale sales.

  Of the 97 Company stores in operation as of February 3, 2013, we owned the land and building for 42 stores, we owned the building and leased the land for 23 stores, leased both the land and building for 9 stores and leased space for 23 in-line and end cap locations.

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

     Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We lease the entire 86,000 square feet of this facility under a lease that expires on November 30, 2026, with two five-year renewal options.

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

   Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a state court suit against the Company in the Circuit Court of Fairfax County, Virginia, alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3 million relating to indemnity claims and breach of the lease. In March 2013, both parties agreed to avail themselves of the Fairfax County Court’s alternate dispute resolution program, and now the matter has been set for binding arbitration to occur in late June 2013.

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

	High	Low
Year Ended January 29, 2012:
First Quarter	$7.45	$5.10
Second Quarter	10.08	5.27
Third Quarter	9.47	5.78
Fourth Quarter	7.84	6.20
Year Ended February 3, 2013:
First Quarter	$8.77	$6.69
Second Quarter	7.54	5.86
Third Quarter	8.23	5.96
Fourth Quarter	13.19	6.77

Holders

     As of March 22, 2013, there were approximately 15,500 shareholders of record of our common stock.

Dividends

     We did not pay any cash dividends in fiscal 2013 or fiscal 2012. Because we intend to invest significant amounts of cash in assets and activities we believe will grow our business and generate significant earnings over the long term, we do not anticipate paying regular cash dividends in the foreseeable future. Furthermore, the terms of our secured credit facilities impose significant limitations on the payment of dividends on, and redemptions of, our common stock. Pursuant to an authorization by our Board of Directors, and with the consent of our lenders, in fiscal 2013 we repurchased in open market transactions approximately 3,113,000 of our common shares for an aggregate purchase price of approximately $20 million, an average price of $6.42 per share. We may make additional share repurchases or distribute cash to our shareholders in the future if we conclude doing so is in our shareholders’ best interests.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     No purchases were made by or on behalf of the Company of its equity securities during the fourth quarter of fiscal 2013.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from February 3, 2008 through February 3, 2013. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	February 3,	February 1,	January 31,	January 30,	January 29,	February 3,
	2008	2009	2010	2011	2012	2013
Krispy Kreme Doughnuts, Inc.	$100.00	$48.10	$97.58	$221.11	$264.71	$449.13
NYSE Composite Index	100.00	56.00	74.20	86.90	84.90	96.63
S&P 500 Restaurants Index	100.00	95.21	117.99	151.30	212.56	222.14

Item 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements appearing elsewhere herein. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks.

	Year Ended
	February 3,	January 29,	January 30,	January 31,	February 1,
	2013	2012	2011	2010	2009
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$435,843	$403,217	$361,955	$346,520	$385,522
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	362,828	346,434	313,475	297,859	348,044
General and administrative expenses	25,089	22,188	21,870	22,793	23,460
Depreciation and amortization expense	9,891	8,235	7,389	8,191	8,709
Impairment charges and lease termination costs	306	793	4,066	5,903	548
Operating income	37,729	25,567	15,155	11,774	4,761
Interest income	114	166	207	93	331
Interest expense	(1,642)	(1,666)	(6,359)	(10,685)	(10,679)
Loss on refinancing of debt	-	-	(1,022)	-	-
Equity in income (losses) of equity method franchisees	(202)	(122)	547	(488)	(786)
Gain on sale of interest in equity method franchisee	-	6,198	-	-	-
Other non-operating income and (expense), net	317	215	329	(276)	2,815
Income (loss) before income taxes	36,316	30,358	8,857	418	(3,558)
Provision for income taxes	15,537	(135,911)	1,258	575	503
Net income (loss)	$20,779	$166,269	$7,599	$(157)	$(4,061)
Earnings (loss) per common share:
Basic	$0.31	$2.40	$0.11	$-	$(0.06)
Diluted	$0.30	$2.33	$0.11	$-	$(0.06)

BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$88,108	$55,722	$22,576	$21,550	$36,190
Total assets	341,938	334,948	169,926	165,276	194,926
Long-term debt, less current maturities	23,595	25,369	32,874	42,685	73,454
Total shareholders' equity	246,432	249,126	76,428	62,767	57,755
Number of stores at end of year:
Company	97	92	85	83	93
Franchise	651	602	561	499	430
Systemwide	748	694	646	582	523

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth operating metrics with respect to the Krispy Kreme stores operated by the Company (all of which are located in the United States) and the stores operated by the Company’s domestic and international franchisees.

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2013 included 53 weeks. Operating metrics in the table below for fiscal 2013 are presented for the 52 weeks ended January 27, 2013 in order to enhance comparability of the fiscal 2013 metrics with those for fiscal 2012 and 2011, each of which contained 52 weeks.

	52 Weeks Ended
	January 27,	January 29,	January 30,
	2013	2012	2011
Change in Same Store Sales (on-premises sales only):
Company stores	5.5%	5.2%	4.0%
Domestic Franchise stores	6.8	6.6	4.5
International Franchise stores	(9.0)	(6.4)	(8.8)
International Franchise stores, in constant dollars(1)	(8.1)	(10.8)	(13.9)

Change in Same Store Customer Count - Company stores (retail sales only)	7.1%	0.6%	1.8%

Average Guest Check - Company stores (retail sales only)	$7.29	$7.36	$7.06

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,582	5,814	5,664
Convenience stores	4,517	4,822	5,122

Average weekly sales per door:
Grocers/mass merchants	$319	$293	$260
Convenience stores	248	228	206

Systemwide Sales (in thousands):(2)
Company stores	$288,079	$269,676	$244,324
Domestic Franchise stores	281,334	261,979	238,890
International Franchise stores	423,418	383,508	325,192
International Franchise stores, in constant dollars(3)	423,418	380,028	336,469

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$181.6	$199.3	$175.3
Dual-channel stores:
On-premises	34.0	32.0	30.2
Wholesale	45.7	45.6	42.0
Total	79.7	77.6	72.2
On-premises only stores	35.0	32.5	30.7
All factory stores	71.0	69.4	64.6
Satellite stores	20.1	19.9	18.6
All stores	59.8	59.5	56.9

Domestic Franchise stores:
Factory stores	$48.2	$43.9	$40.4
Satellite stores	16.7	16.5	12.2

International Franchise stores:
Factory stores	$41.0	$43.4	$42.3
Satellite stores	11.3	10.9	9.1

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the year ended January 29, 2012 and January 30, 2011 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the year ended February 3, 2013.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics reflect only stores open at the respective period end.

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

     Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise Krispy Kreme stores. The Company believes systemwide sales data are useful in assessing consumer demand for the Company’s products, the overall success of the Krispy Kreme brand and, ultimately, the performance of the Company. All of the Company’s royalty revenues are computed as percentages of sales made by the Company’s domestic and international franchisees, and substantially all of KK Supply Chain’s external sales of doughnut mixes and other ingredients ultimately are determined by demand for the Company’s products at franchise stores. Accordingly, sales by the Company’s franchisees have a direct effect on the Company’s royalty and KK Supply Chain revenues, and therefore on the Company’s profitability. The Company’s consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment, and royalties and fees received from franchise stores based on their sales, but exclude sales by franchise stores to their customers.

     The following table sets forth data about the number of systemwide stores as of February 3, 2013, January 29, 2012 and January 30, 2011.

	February 3,	January 29,	January 30,
	2013	2012	2011
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	7	7	6
Dual-channel stores	36	35	35
On-premises only stores	33	30	28
Satellite stores	21	20	16
Total Company stores	97	92	85

Domestic Franchise stores:
Factory stores	99	102	102
Satellite stores	43	40	42
Total Domestic Franchise stores	142	142	144

International Franchise stores:
Factory stores	120	118	106
Satellite stores	389	342	311
Total international franchise stores	509	460	417

Total systemwide stores	748	694	646

     The following table sets forth data about the number of store operating weeks for the 52-weeks ended January 27, 2013, January 29, 2012 and January 30, 2011.

	52 Weeks Ended
	January 27,	January 29,	January 30,
	2013	2012	2011
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	364	315	316
Dual-channel stores	1,842	1,820	1,820
On-premises only stores	1,623	1,519	1,456
Satellite stores	1,062	913	786

Domestic Franchise stores:(1)
Factory stores	4,910	5,168	5,275
Satellite stores	2,078	1,884	1,985

International Franchise stores:(1)
Factory stores	5,224	4,717	4,305
Satellite stores	17,724	15,870	14,581

       (1)       Metrics reflect only stores open at the respective period end.

FISCAL 2013 COMPARED TO FISCAL 2012

     The following discussion of the Company’s results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Matters Affecting Comparability

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. The year ended February 3, 2013 included 53 weeks, compared to 52 weeks for the year ended January 29, 2012. Accordingly, financial results for fiscal 2013 are not directly comparable to those of fiscal 2012.

     Additionally, the Company’s provision for income taxes, net income and earnings per share for fiscal 2013 are not comparable to the corresponding amounts for fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense in fiscal 2013. The Company has substantial net operating loss carryforwards and, accordingly, the Company’s cash payments for income taxes, which were not affected by the reversal of the valuation allowance on deferred tax assets, are expected to remain insignificant for the foreseeable future. See “Results of Operations – Fiscal 2013 Compared to Fiscal 2012 - Provision for Income Taxes” below, and Note 3 to the consolidated financial statements appearing elsewhere herein.

     Finally, in the second quarter of fiscal 2012, the Company recognized a gain of approximately $6.2 million on the sale of its 30% equity interest in KK Mexico (approximately $4.7 million after deduction of approximately $1.5 million of Mexican taxes payable on the transaction), as described in Note 8 to the consolidated financial statements appearing elsewhere herein. Such gains should not be expected to occur regularly.

     Management evaluates the Company’s results of operations using, among other measures, adjusted net income and adjusted earnings per share, which include the provision for income taxes only to the extent such taxes are currently payable in cash. In addition, management excludes from adjusted net income charges and credits that are unusual and infrequently occurring. Management believes adjusted net income and adjusted earnings per share are useful performance measures because they more closely measure the cash flows generated by the Company’s operations and the trends in those cash flows than do GAAP net income and earnings per share, and because they exclude the effects of transactions that are not indicative of the Company’s ongoing results of operations.

     Adjusted net income and adjusted earnings per share are non-GAAP measures.

     The following presentation of adjusted net income, and the related reconciliation of adjusted net income to GAAP net income and presentation of adjusted earnings per share, are intended to (1) assist the reader in understanding the effects of the reversal of the valuation allowance and the non-recurring gain on the sale of the interest in KK Mexico on the Company’s results of operations for fiscal 2012; (2) facilitate comparisons of fiscal 2013 results with the Company’s results for fiscal 2012; and (3) illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands, except per share
	amounts)
Net income, as reported	$20,779	$166,269
Provision for deferred income taxes	13,413	(139,403)
Gain on sale of interest in KK Mexico (net of income taxes of $1,492)	-	(4,706)
Adjusted net income	$34,192	$22,160

Adjusted earnings per common share:
Basic	$0.51	$0.32
Diluted	$0.49	$0.31

Weighted average shares outstanding:
Basic	67,624	69,145
Diluted	69,896	71,497

Overview

     Total revenues rose to $435.8 million in fiscal 2013 compared to $403.2 million in fiscal 2012. Excluding the 53rd week, total revenues rose 5.9% to $426.8 million.

     Consolidated operating income increased to $37.7 million in fiscal 2013 (of which approximately $1.3 million relates to the 53rd week) from $25.6 million in fiscal 2012. Consolidated net income was $20.8 million compared to $166.3 million. Consolidated net income for fiscal 2012 included an unusual credit of $139.6 million from the reversal of valuation allowances on deferred tax assets and a $4.7 million after-tax gain on the sale of the Company’s 30% equity interest in KK Mexico. See “Matters Affecting Comparability” above.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	February 3,	January 29,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$296,494	$271,657
Domestic Franchise	10,325	9,463
International Franchise	24,941	22,621
KK Supply Chain:
Total revenues	215,412	206,453
Less - intersegment sales elimination	(111,329)	(106,977)
External KK Supply Chain revenues	104,083	99,476
Total revenues	$435,843	$403,217

Segment revenues as a percentage of total revenues:
Company Stores	68.0%	67.4%
Domestic Franchise	2.4	2.3
International Franchise	5.7	5.6
KK Supply Chain (external sales)	23.9	24.7
	100.0%	100.0%

Operating income:
Company Stores	$8,534	$284
Domestic Franchise	5,590	3,737
International Franchise	17,387	15,054
KK Supply Chain	32,450	30,160
Total segment operating income	63,961	49,235
Unallocated general and administrative expenses (including depreciation
and amortization expense)	(25,926)	(22,875)
Impairment charges and lease termination costs	(306)	(793)
Consolidated operating income	$37,729	$25,567

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	February 3,	January 29,	February 3,	January 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$127,989	$111,701	43.2%	41.1%
Fundraising sales	14,929	14,302	5.0	5.3
Total on-premises sales	142,918	126,003	48.2	46.4
Wholesale sales:
Grocers/mass merchants	93,384	87,654	31.5	32.3
Convenience stores	56,972	54,961	19.2	20.2
Other wholesale	3,220	3,039	1.1	1.1
Total wholesale sales	153,576	145,654	51.8	53.6
Total revenues	296,494	271,657	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	111,205	105,216	37.5	38.7
Shop labor	53,210	50,202	17.9	18.5
Delivery labor	24,222	23,044	8.2	8.5
Employee benefits	20,889	18,992	7.0	7.0
Total cost of sales	209,526	197,454	70.7	72.7
Vehicle costs(1)	17,336	17,228	5.8	6.3
Occupancy(2)	9,901	9,240	3.3	3.4
Utilities expense	5,993	5,779	2.0	2.1
Depreciation expense	8,142	6,593	2.7	2.4
Other operating expenses	20,429	18,581	6.9	6.8
Total store level costs	271,327	254,875	91.5	93.8
Store operating income	25,167	16,782	8.5	6.2
Other segment operating costs(3)	12,333	11,998	4.2	4.4
Allocated corporate overhead	4,300	4,500	1.5	1.7
Segment operating income	$8,534	$284	2.9%	0.1%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2012 to fiscal 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended January 29, 2012	$126,003	$145,654	$271,657
Fiscal 2012 sales at closed stores	(723)	-	(723)
Fiscal 2013 sales at closed stores	741	-	741
Increase in sales at established stores (open stores only)	9,565	7,471	17,036
Increase in sales at stores opened in fiscal 2012	3,077	-	3,077
Sales at stores opened in fiscal 2013	3,143	-	3,143
Sales at stores acquired in fiscal 2013	1,112	451	1,563
Sales for the year ended February 3, 2013	$142,918	$153,576	$296,494

     Sales at Company Stores increased to $296.5 million in fiscal 2013 from $271.7 million in fiscal 2012. Excluding the 53rd week, sales increased 6.9% to $290.3 million. Selling price increases in the on-premises and wholesale distribution channels accounted for approximately 1.2 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect sales. The Company believes this phenomenon is more pronounced in the wholesale channel where competing products are merchandised alongside those of the Company.

     The following table presents sales metrics for Company stores:

	52 Weeks Ended
	January 27,	January 29,
	2013	2012
On-premises:
Change in same store sales	5.5%	5.2%
Change in same store customer count (retail sales only)	7.1%	0.6%
Average guest check (retail sales only)	$7.29	$7.36
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(4.0)%	2.6%
Change in average weekly sales per door	8.9%	12.7%
Convenience stores:
Change in average weekly number of doors	(6.3)%	(5.9)%
Change in average weekly sales per door	8.8%	10.7%

On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	52 Weeks Ended
	January 27,	January 29,
	2013	2012
Change in same store sales attributable to:
Retail pricing	0.7%	7.4%
Guest check average (exclusive of the effects of pricing)	(1.4)	(2.9)
Customer count	6.2	0.5
Other	0.0	0.2
Total	5.5%	5.2%

     On-premises sales increased to $142.9 million in fiscal 2013 compared to $126.0 million in fiscal 2012. Excluding the 53rd week, on-premises sales increased 10.9% to $139.8 million. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings. Additionally, approximately 0.7 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2012. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affected items comprising approximately 60% of on-premises sales, and the average price increase on these items was approximately 14%.

     On February 18, 2013, the Company implemented on-premises price increases averaging approximately 3% in its Company shops.

     Higher customer traffic was the principal driver of the improvement in same store sales, although cannibalization and honeymoon effects of new stores in expansion markets dampened somewhat the gain in same store customer count in fiscal 2013. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

Wholesale distribution

     Sales to wholesale accounts increased to $153.6 million in fiscal 2013 compared to $145.7 in fiscal 2012. Excluding the 53rd week, sales to wholesale accounts increased 3.3% to $150.5 million. Approximately 1.4 percentage points of the sales increase is due to price increases. The Company started implementing price increases for some products offered in the wholesale channel late in the first quarter of fiscal 2012, and substantially completed implementing the increases during the second quarter. Those price increases affected products comprising approximately 60% of wholesale sales, and the average price increase on those products was approximately 11%. The Company currently plans to implement modest price increases in the wholesale distribution channel in the second or third quarter of fiscal 2014.

     Sales to grocers and mass merchants increased to $93.4 million in fiscal 2013 compared to $87.7 million in fiscal 2012. Excluding the 53rd week, sales to grocers and mass merchants increased 4.4%, with an 8.9% increase in average weekly sales per door partially offset by a 4.0% decline in the average number of doors served. The decline in the average number of doors served in the grocery/mass merchant channel reflects, among other things, store closures by a regional grocery store customer as well as the elimination of loose doughnut sales at another regional grocer, although the Company continues to sell packaged products to this customer. Sales of loose unpackaged products comprised approximately 2% of sales to grocery/mass merchant customers for fiscal 2013, with the balance comprised of sales of packaged products.

     Convenience store sales increased to $57.0 million in fiscal 2013 compared to $55.0 million in fiscal 2012. Excluding the 53rd week, sales to convenience stores increased 1.6%, reflecting an 8.8% increase in the average weekly sales per door partially offset by a 6.3% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects, among other things, a reduction in the number of stops at relatively low volume doors, as well as the loss of a regional convenience store account. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for fiscal 2013, with the balance comprised of sales of packaged products.

Costs and expenses

     Total cost of sales as a percentage of revenues declined by 2.0 percentage points from 72.7% in fiscal 2012 to 70.7% of revenues in fiscal 2013.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 1.2 percentage points in fiscal 2013 compared to fiscal 2012. The aggregate purchase price increases for food, beverage and packaging were very slight. The decline in food, beverage and packaging as a percentage of revenues reflects improved materials consumption and a greater percentage of sales derived from on-premises customers compared to fiscal 2012, and lower product returns on wholesale distribution.

     The Company’s Supply Chain has entered into contracts to purchase approximately half of its flour requirements for fiscal 2014, together with approximately 70% of its shortening requirements, and all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its aggregate cost of ingredients and packaging to rise modestly in fiscal 2014 compared to fiscal 2013, and expects to recover these higher costs through price increases or cost reduction measures. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor as a percentage of revenues declined by 0.6 percentage points from fiscal 2012 to 17.9% of revenues in fiscal 2013, principally due to higher revenues and improved labor cost management.

     Vehicle costs as a percentage of revenues decreased from 6.3% of revenues in fiscal 2012 to 5.8% of revenues in fiscal 2013, principally due to higher sales resulting from price increases and lower fuel costs due to a reduction in mileage due to the reduction in the number of wholesale doors served.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and periodically updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the periodic update of its actuarial valuation, the Company recorded favorable adjustments for changes in estimates to its self-insurance claims liabilities related to prior policy years of approximately $730,000 in fiscal 2013, of which $360,000 was recorded in the fourth quarter, and $1.3 million in 2012, of which $830,000 million was recorded in the fourth quarter. The $730,000 in favorable adjustments recorded in fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $10,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $390,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $275,000 included in other operating costs. An additional $75,000 of favorable adjustments was recorded in other segments of the business. The $1.3 million in favorable adjustments recorded in fiscal 2012 includes favorable adjustments of $1.1 million relating to workers’ compensation liability claims, $40,000 relating to vehicle liability claims and $180,000 relating to general liability claims.

     Depreciation expense increased in fiscal 2013 to 2.7% of revenues from 2.4% in fiscal 2012 due to increased capital expenditures in fiscal 2012 and 2013 including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

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

     The Company currently employs a substantial number of persons to whom the Company does not currently provide health care benefits but who could be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented in January 2014 because, among other reasons, many of the specifics relating to implementation, including certain of the specifics of the coverage required to be offered, are to be contained in regulations which have not yet been drafted. In addition, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act.

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

Domestic Franchise

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$9,672	$8,675
Development and franchise fees	288	355
Other	365	433
Total revenues	10,325	9,463

Operating expenses:
Segment operating expenses	4,171	5,107
Depreciation expense	164	219
Allocated corporate overhead	400	400
Total operating expenses	4,735	5,726
Segment operating income	$5,590	$3,737

     Domestic Franchise revenues were $10.3 million in fiscal 2013 compared to $9.5 million in fiscal 2012. Excluding the 53rd week, Domestic Franchise revenues increased 6.5% to $10.1 million. On a 52-week basis, the increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $262 million in fiscal 2012 to $281 million in fiscal 2013 partially offset by a reduction in other franchise revenue. Domestic Franchise same store sales rose 6.8% in fiscal 2013.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in fiscal 2012 included a provision of $820,000 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated. This provision was partially offset by the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the related guarantee during fiscal 2012. The decrease in Domestic Franchise operating expenses also reflects a decline in legal and trademark protection costs of approximately $250,000, of which approximately $160,000 is related to the fiscal 2012 franchisee termination.

     During the fourth quarter of fiscal 2013, the Company added new personnel to the Domestic Franchise segment and in fiscal 2014 expects to incur additional franchise marketing costs in connection with management’s plan to reengage in franchise expansion efforts to drive domestic franchise unit growth.

     Domestic franchisees opened nine stores and closed seven stores in fiscal 2013. On August 30, 2012, the Company acquired two Krispy Kreme stores from one of its domestic franchisees as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. As of February 3, 2013, existing development and franchise agreements for territories in the United States provide for the development of 54 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$23,336	$21,308
Development and franchise fees	1,605	1,313
Total revenues	24,941	22,621

Operating expenses:
Segment operating expenses	6,344	6,261
Depreciation expense	10	6
Allocated corporate overhead	1,200	1,300
Total operating expenses	7,554	7,567
Segment operating income	$17,387	$15,054

     International Franchise royalties were $23.3 million in fiscal 2013 compared to $21.3 million in fiscal 2012. Excluding the 53rd week, International Franchise royalties increased 7.5%, driven by an increase in sales by international franchise stores from $384 million in fiscal 2012 to $423 million in fiscal 2013 (measured on a 52-week basis). Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $3.9 million in fiscal 2013 compared to fiscal 2012, which adversely affected international royalty revenues by approximately $230,000.

     Royalties and franchise fees in fiscal 2012 included approximately $280,000 and $95,000, respectively, of amounts relating to the Company’s franchisee in Mexico which were accrued in prior periods but which had not previously been reported as revenue because of uncertainty surrounding their collection. Such amounts were reported as revenue in recognition of the payment of such amounts to the Company on May 5, 2011, in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 8.1%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets fell 0.8% in fiscal 2013 and fell 14.0% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 49% of aggregate sales underlying the constant dollar same store sales metric. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 467 international shops currently in operation that opened since the beginning of fiscal 2007, 195 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses were flat at $6.3 million in fiscal 2013 compared to fiscal 2012. International Franchise operating expenses in fiscal 2013 reflect a decline in legal fees associated with certain litigation as well as lower share-based compensation expense compared to fiscal 2012. Share-based compensation expense was elevated in fiscal 2012 as a result of an executive officer in the segment achieving retirement eligibility under the terms of the Company’s stock compensation plan. Share-based payment awards to retirement eligible persons are charged to expense at the grant date rather than being amortized over the four-year vesting period of the awards. In addition, in fiscal 2012, the Company recorded a net credit of $380,000 to the bad debt provision principally related to the Mexican franchisee discussed above, while fiscal 2013 expenses include a charge to bad debt expense of $180,000. Management expects International Franchise operating expenses to rise in fiscal 2014 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets, which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 98 stores and closed 49 stores in fiscal 2013. As of February 3, 2013, existing development and franchise agreements for territories outside the United States provide for the development of 353 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	February 3,	January 29,	February 3,	January 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$73,864	$69,147	34.3%	33.5%
Other ingredients, packaging and supplies	130,397	126,528	60.5	61.3
Equipment	8,388	8,333	3.9	4.0
Fuel surcharge	2,763	2,445	1.3	1.2
Total revenues before intersegment sales elimination	215,412	206,453	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	149,551	141,810	69.4	68.7
(Gain) loss on agricultural derivatives	(837)	451	(0.4)	0.2
Inbound freight	5,906	4,651	2.7	2.3
Total cost of sales	154,620	146,912	71.8	71.2
Distribution costs	14,535	14,955	6.7	7.2
Other segment operating costs	11,869	12,596	5.5	6.1
Depreciation expense	738	730	0.3	0.4
Allocated corporate overhead	1,200	1,100	0.6	0.5
Total operating costs	182,962	176,293	84.9	85.4
Segment operating income	$32,450	$30,160	15.1%	14.6%

     KK Supply Chain revenues before intersegment sales eliminations were $215.4 million in fiscal 2013 compared to $206.5 million in fiscal 2012. Excluding the 53rd week, KK Supply Chain revenues before intersegment sales eliminations increased 2.2%.

     Sales of doughnut mixes rose 4.6% on a 52-week basis in fiscal 2013, reflecting higher unit volumes partially offset by lower selling prices resulting from a reduction in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 0.8% on a 52-week basis fiscal 2013 due to higher selling prices of sugar partially offset by lower unit volumes in certain categories. While 52-week systemwide sales at Company and Domestic Franchise stores rose in fiscal 2013 compared to fiscal 2012, a greater percentage of such systemwide sales was to on-premises customers compared to wholesale customers in fiscal 2013. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers, because the average customer unit selling price in the on-premises channel is generally higher than in the wholesale channel and because the product returns associated with wholesale distribution generate significant waste. In addition, the Company outsourced distribution to its International Franchise stores in fiscal 2012, which resulted in a reduction in sales of non-mix products to those franchisees.

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain input costs increased to 69.4% of revenues in fiscal 2013 compared to 68.7% of revenues in fiscal 2012, principally as a result of an approximate 10% increase in the cost of sugar. While the Company raised selling prices to recover higher sugar costs, the Company did not mark up such higher costs, which resulted in an increase in the overall cost of goods produced and purchased as a percentage of revenues.

     Inbound freight as a percentage of revenues increased 0.4 percentage points in fiscal 2013 as a result of outsourcing product distribution for stores east of the Mississippi to a third party provider beginning in fiscal 2012. These increased inbound freight costs were substantially offset by a reduction in distribution costs and other segment operating costs, which include segment management, purchasing and customer service and support expenses associated with the outsourcing of product distribution. Other segment operating expenses in fiscal 2012 also included a charge of approximately $330,000 for the settlement of certain sales tax litigation.

     Franchisees opened 107 stores and closed 56 stores in fiscal 2013. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. While the Company sells doughnut mixes and concentrates to its international franchisees, these franchisees purchase substantially all other ingredients, packaging and supplies from local or regional vendors approved by the Company. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

General and Administrative Expenses

     General and administrative expenses were $25.1 million in fiscal 2013. Excluding the 53rd week, general and administrative expenses were $24.8 million, or 5.8% of total revenues, in fiscal 2013 compared to $22.2 million, or 5.5% of total revenues, in fiscal 2012.

     The increase in general and administrative expenses in fiscal 2013 reflects an increase in share-based compensation of $317,000. Share-based compensation in fiscal 2012 included a charge of $332,000 to correct prior years’ errors as described below. Exclusive of the effects of the error correction, share-based compensation expense rose approximately $650,000 most of which was the result of an executive officer achieving retirement eligibility under the terms of the Company’s stock compensation plan in the first quarter of fiscal 2013. Share-based payment awards to retirement eligible persons are charged to expense over the period from the grant date to the date of retirement eligibility rather than being amortized over the four-year vesting period of the awards, which has the effect of accelerating the recognition of the expense associated with awards to such persons as they approach retirement eligibility.

     General and administrative expenses in fiscal 2013 also reflect approximately $1.4 million of expenses associated with the selection of a new enterprise resource planning system, professional fees associated with the implementation of the tax asset protection plan, and a provision related to the settlement of certain nuisance litigation.

     General and administrative expenses in the fourth quarter of fiscal 2012 reflect a reversal of approximately $840,000 of remaining accruals for pledges to certain nonprofit organizations made in fiscal 2001 through 2004 which the Company determined for various reasons would not be honored. Such amount was largely offset by one-time costs associated with hiring a new executive officer, as well as by a charge of $474,000 to correct accounting computational errors related to share-based compensation arising in prior periods (of which $142,000 arose in earlier quarters of fiscal 2012 and the balance in fiscal 2007 through 2011). Except for the quantitative effect of the correction of the errors on the fourth quarter of fiscal 2012, the share-based compensation errors were neither quantitatively nor qualitatively material to the results of any period; accordingly, the errors were corrected in the fourth quarter of fiscal 2012 and prior financial statements were not restated.

     The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $306,000 in fiscal 2013 compared to $793,000 in fiscal 2012. The components of these charges are set forth in the following table:

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$60
Lease termination costs	306	733
	$306	$793

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

     In fiscal 2013 and 2012, the Company recorded lease termination charges of $306,000 and $733,000, respectively, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The four stores had total sales of approximately $9 million in fiscal 2013. The Company does not anticipate recording any significant gain or loss on the refranchising transaction.

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

Interest Expense

     The components of interest expense are as follows:

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$708	$803
Letter of credit and unused revolver fees	303	355
Amortization of cost of interest rate derivative	34	-
Amortization of deferred financing costs	398	422
Other	199	86
	$1,642	$1,666

     The decrease in interest accruing on outstanding indebtedness and in letter of credit and unused revolver fees reflects the reduction in the principal outstanding under the Company’s term loan and a reduction in the lender’s interest margin due to a decrease in the Company’s leverage ratio.

Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $202,000 in fiscal 2013 compared to losses of $122,000 in fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 for the fiscal year ended 2012.

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

Other Non-Operating Income and Expense, Net

     Other non-operating income and expense in fiscal 2013 and fiscal 2012 includes credits of $318,000 and $215,000, respectively, representing reductions in recorded liabilities for franchisee guarantee obligations resulting from decreases in the guaranteed amounts.

Provision for Income Taxes

     The provision for income taxes was $15.5 million in fiscal 2013 and a credit of $135.9 million in fiscal 2012. The fiscal 2012 amount includes a credit of $139.6 million ($1.95 per diluted share) from the reversal of a portion of a valuation allowance on deferred income tax assets.

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

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% equity interest in KK Mexico. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets would be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believed was more likely than not to be realized.

     While the reversal of a portion of the valuation allowance increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal has the effect of reducing the Company’s earnings beginning in fiscal 2013 as a result of an increase in the provision for income taxes. This negative effect on earnings occurs because the reversal of the valuation allowance resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowance, any such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, beginning in fiscal 2013, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, more closely reflects the blended federal and state income tax rates in jurisdictions in which the Company operates.

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in fiscal 2013 is not comparable to income tax expense in fiscal 2012. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant.

     In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes includes amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $2.1 million and $3.5 million in fiscal 2013 and fiscal 2012, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees. In addition, the fiscal 2012 amount includes approximately $1.5 million of foreign income taxes arising from the gain on the sale of the Company’s interest in KK Mexico.

     See “Matters Affecting Comparability,” above, for disclosures intended to compare the Company’s results of operations for fiscal 2013 and 2012 exclusive of the effects of the reversal of the valuation allowance on deferred tax assets and the gain on the sale of the Company’s interest in KK Mexico and related taxes thereon.

Net Income

     The Company reported net income of $20.8 million for fiscal 2013 compared to $166.3 million for fiscal 2012. The fiscal 2012 net income includes a credit of $139.6 million from the reversal of a portion of a valuation allowance on deferred income tax assets and an after-tax gain of $4.7 million on the Company’s sale of its interest in KK Mexico. See “Matters Affecting Comparability” above.

FISCAL 2012 COMPARED TO FISCAL 2011

     The following discussion of the Company’s results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Matters Affecting Comparability

     The Company’s provision for income taxes, net income and earnings per share for fiscal 2012 are not comparable to the corresponding amounts for fiscal 2011 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012. The Company has substantial net operating loss carryforwards and, accordingly, the Company’s cash payments for income taxes, which were not affected by the reversal of the valuation allowance on deferred tax assets, are expected to remain insignificant for the foreseeable future. See “Results of Operations – Fiscal 2012 Compared to Fiscal 2011 - Provision for Income Taxes” below, and Note 3 to the consolidated financial statements appearing elsewhere herein.

     In addition, in the second quarter of fiscal 2012, the Company recognized a gain of approximately $6.2 million on the sale of its 30% equity interest in KK Mexico (approximately $4.7 million after deduction of approximately $1.5 million of Mexican taxes payable on the transaction), as described in Note 8 to the consolidated financial statements appearing elsewhere herein. Such gains should not be expected to occur regularly.

     Management evaluates the Company’s results of operations using, among other measures, adjusted net income and adjusted earnings per share, which include the provision for income taxes only to the extent such taxes are currently payable in cash. In addition, management excludes from adjusted net income charges and credits that are unusual and infrequently occurring. Management believes adjusted net income and adjusted earnings per share are useful performance measures because they more closely measure the cash flows generated by the Company’s operations and the trends in those cash flows than do GAAP net income and earnings per share, and because they exclude the effects of transactions that are not indicative of the Company’s ongoing results of operations.

     Adjusted net income and adjusted earnings per share are non-GAAP measures.

     The following presentation of adjusted net income, and the related reconciliation of adjusted net income to GAAP net income and presentation of adjusted earnings per share, are intended to (1) assist the reader in understanding the effects of the reversal of the valuation allowance and the non-recurring gain on the sale of the interest in KK Mexico on the Company’s results of operations for fiscal 2012; (2) facilitate comparisons of fiscal 2012 results with the Company’s results for fiscal 2011; and (3) illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands, except per share
	amounts)
Net income, as reported	$166,269	$7,599
Provision for deferred income taxes	(139,403)	(95)
Gain on sale of interest in KK Mexico (net of income taxes of $1,492)	(4,706)	-
Adjusted net income	$22,160	$7,504

Adjusted earnings per common share:
Basic	$0.32	$0.11
Diluted	$0.31	$0.11

Weighted average shares outstanding:
Basic	69,145	68,337
Diluted	71,497	69,922

Overview

     Total revenues rose by 11.4% for the year ended January 29, 2012 compared to the year ended January 30, 2011.

     Consolidated operating income increased to $25.6 million from $15.2 million, and consolidated net income was $166.3 million compared to $7.6 million. Consolidated net income for year ended January 29, 2012 includes a non-recurring credit of $139.6 million from the reversal of valuation allowances on deferred tax assets and a $4.7 million after-tax gain on the sale of the Company’s 30% equity interest in KK Mexico. See “Matters Affecting Comparability” above.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended
	January 29,	January 30,
	2012	2011
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$271,657	$245,841
Domestic Franchise	9,463	8,527
International Franchise	22,621	18,282
KK Supply Chain:
Total revenues	206,453	181,594
Less - intersegment sales elimination	(106,977)	(92,289)
External KK Supply Chain revenues	99,476	89,305
Total revenues	$403,217	$361,955

Segment revenues as a percentage of total revenues:
Company Stores	67.4%	67.9%
Domestic Franchise	2.3	2.4
International Franchise	5.6	5.1
KK Supply Chain (external sales)	24.7	24.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$284	$(4,238)
Domestic Franchise	3,737	3,498
International Franchise	15,054	12,331
KK Supply Chain	30,160	30,213
Total segment operating income	49,235	41,804
Unallocated general and administrative expenses (including depreciation
and amortization expense)	(22,875)	(22,583)
Impairment charges and lease termination costs	(793)	(4,066)
Consolidated operating income	$25,567	$15,155

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	January 29,	January 30,	January 29,	January 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$111,701	$100,021	41.1%	40.7%
Fundraising sales	14,302	14,063	5.3	5.7
Total on-premises sales	126,003	114,084	46.4	46.4
Wholesale sales:
Grocers/mass merchants	87,654	76,173	32.3	31.0
Convenience stores	54,961	52,898	20.2	21.5
Other wholesale	3,039	2,686	1.1	1.1
Total wholesale sales	145,654	131,757	53.6	53.6
Total revenues	271,657	245,841	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	105,216	91,114	38.7	37.1
Shop labor	50,202	48,901	18.5	19.9
Delivery labor	23,044	21,189	8.5	8.6
Employee benefits	18,992	17,974	7.0	7.3
Total cost of sales	197,454	179,178	72.7	72.9
Vehicle costs(1)	17,228	13,914	6.3	5.7
Occupancy(2)	9,240	8,947	3.4	3.6
Utilities expense	5,779	5,692	2.1	2.3
Depreciation expense	6,593	5,641	2.4	2.3
Other operating expenses	18,581	19,064	6.8	7.8
Total store level costs	254,875	232,436	93.8	94.5
Store operating income	16,782	13,405	6.2	5.5
Other segment operating costs(3)	11,998	13,143	4.4	5.3
Allocated corporate overhead	4,500	4,500	1.7	1.8
Segment operating income (loss)	$284	$(4,238)	0.1%	(1.7)%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2011 to fiscal 2012 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended January 30, 2011	$114,084	$131,757	$245,841
Fiscal 2011 sales at closed stores	(708)	-	(708)
Increase in sales at established stores (open stores only)	6,066	13,897	19,963
Increase in sales at stores opened in fiscal 2011	2,004	-	2,004
Sales at stores opened in fiscal 2012	4,557	-	4,557
Sales for the year ended January 29, 2012	$126,003	$145,654	$271,657

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

	Year Ended
	January 29,	January 30,
	2012	2011
On-premises:
Change in same store sales	5.2%	4.0%
Change in same store customer count (retail sales only)	0.6%	1.8%
Average guest check (retail sales only)	$7.36	$7.06
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	2.6%	0.5%
Change in average weekly sales per door	12.7%	7.4%
Convenience stores:
Change in average weekly number of doors	(5.9)%	(3.1)%
Change in average weekly sales per door	10.7%	(1.0)%

On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
Change in same store sales attributable to:
Retail pricing	7.4%	2.8%
Guest check average (exclusive of the effects of pricing)	(2.9)	(1.2)
Customer count	0.5	1.6
Other	0.2	0.8
Total	5.2%	4.0%

On-premises sales

     On-premises sales increased 10.4% to $126.0 million in fiscal 2012 from $114.1 million in fiscal 2011. On March 7, 2011, the Company implemented price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. The price increases, which affected approximately 60% of on-premises sales, averaged approximately 14%. These price increases were not fully reflected in the same store sales metrics because they were in effect for only 47 of the 52 weeks in fiscal 2012. Additionally, during the third quarter of fiscal 2012, the Company raised its fundraising prices approximately 8%.

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

     Sales to grocers and mass merchants increased 15.1% to $87.7 million, with a 12.7% increase in average weekly sales per door and a 2.6% increase in the average number of doors served. In addition to pricing, the Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, a redesign of product packaging to improve its shelf appeal and the addition of new relatively higher volume doors.

     Convenience store sales increased 3.9% to $55.0 million, reflecting a 10.7% increase in the average weekly sales per door, partially offset by a 5.9% decline in the average number of doors served. The decline in the average weekly number of doors in the convenience store channel in fiscal 2012 compared to fiscal 2011 was principally the result of the Company’s efforts to improve route management and route consolidation including the elimination of and reduction in the number of stops at relatively low volume doors.

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

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. The increase in Domestic Franchise operating expenses in fiscal 2012 compared to fiscal 2011 reflects a provision of $820,000 recorded in the second quarter of fiscal 2012 for payments under a lease guarantee associated with a franchisee whose franchise agreements the Company terminated during the second quarter, as well as an increase in franchisee support costs. The increase also reflects an increase in bad debt expense as a result of a credit of $200,000 reflected in fiscal 2011, resulting principally from recoveries of receivables previously written off. These increases were partially offset by the reversal of a previously recorded accrual of $110,000 related to a franchisee lease guarantee as a result of the Company receiving a release from the related guarantee during the third quarter of fiscal 2012. In addition, operating expenses reflected a decrease in legal fees of $460,000 in fiscal 2012 compared to fiscal 2011. In fiscal 2011, the Company incurred unusually high legal costs related to the Company’s termination of the franchise agreements of one of its domestic franchisees.

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

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses rose in fiscal 2012 compared to fiscal 2013 as a result of personnel additions, including benefits and travel costs, and other cost increases resulting from the Company’s decision to devote additional resources to the development and support of international franchisees. These increases were partially offset by a decrease in bad debt expense to a net credit of $380,000 in fiscal 2012 compared to a net credit of $200,000 in fiscal 2011. The credit recorded to the bad debt provision in fiscal 2012 related principally to the Mexican franchisee discussed above. A net credit in bad debt expense should not be expected to recur frequently.

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

     KK Supply Chain revenues before intersegment sales eliminations increased $24.9 million, or 13.7%, in fiscal 2012 compared to fiscal 2011. The increase reflects selling price increases for doughnut mixes, sugar, shortening and certain other ingredients instituted by KK Supply Chain in order to pass along to Company and franchise stores increases in KK Supply Chain’s cost of sugar, flour and shortening. The unit volumes in most product categories were generally flat in fiscal 2012 compared to fiscal 2011.

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

     Distribution costs rose in fiscal 2012 compared to fiscal 2011 as a result of duplicate facility costs and other conversion expenses associated with the transition of product distribution for stores east of the Mississippi to an outsourced provider which began in June 2011; however, distribution costs as a percentage of total revenues fell in fiscal 2012 compared to fiscal 2011 principally due to higher sales resulting from price increases.

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

     An increasing percentage of franchise store sales is attributable to sales by franchisees outside North America. While the Company sells doughnut mixes and concentrates to its international franchisees, these franchisees purchase substantially all other ingredients, packaging and supplies from local or regional vendors approved by the Company. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees.

General and Administrative Expenses

     General and administrative expenses were $22.2 million, or 5.5% of total revenues, in fiscal 2012 compared to $21.9 million, or 6.0% of total revenues, in fiscal 2011. General and administrative expenses in the fourth quarter of fiscal 2012 reflect a reversal of approximately $840,000 of remaining accruals for pledges to certain nonprofit organizations made in fiscal 2001 through 2004 which the Company determined for various reasons would not be honored. Such amount was largely offset by one-time costs associated with hiring a new executive officer, as well as by a charge of $474,000 to correct accounting computational errors related to share-based compensation arising in prior periods (of which $142,000 arose in earlier quarters of fiscal 2012 and the balance in fiscal 2007 through 2011). Except for the quantitative effect of the correction of the errors on the fourth quarter of fiscal 2012, the share-based compensation errors were neither quantitatively nor qualitatively material to the results of any period; accordingly, the errors were corrected in the fourth quarter of fiscal 2012 and prior financial statements were not restated.

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

Interest Expense

     The components of interest expense are as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
	(In thousands)
Interest accruing on outstanding indebtedness	$803	$4,312
Letter of credit and unused revolver fees	355	1,136
Amortization of deferred financing costs	422	696
Amortization of unrealized losses on interest rate derivatives	-	152
Other	86	63
	$1,666	$6,359

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

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% equity interest in KK Mexico. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets would be realized in future years. Accordingly, in the fourth quarter of fiscal 2012, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes, representing the amount of deferred tax assets management believed was more likely than not to be realized.

     While the reversal of a portion of the valuation allowance increased the Company’s earnings by $139.6 million in fiscal 2012, the reversal has the effect of reducing the Company’s earnings beginning in fiscal 2013 as a result of an increase in the provision for income taxes in such years. This negative effect on earnings occurs because the reversal of the valuation allowance resulted in the recognition in fiscal 2012 of income tax benefits expected to be realized in later years. Absent the reversal of the valuation allowance, any such tax benefits would have been recognized when realized in future periods upon the generation of taxable income. Accordingly, beginning in fiscal 2013, the Company’s effective income tax rate, which in fiscal 2012 and earlier years bore little or no relationship to pretax income, more closely reflects the blended federal and state income tax rates in jurisdictions in which the Company operates.

     Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in fiscal 2013 is not comparable to income tax expense in fiscal 2012 and earlier years. In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant.

     In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes includes amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $3.5 million and $1.4 million in fiscal 2012 and fiscal 2011, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees. In addition, the fiscal 2012 amount includes approximately $1.5 million of foreign income taxes arising from the gain on the sale of the Company’s interest in KK Mexico.

     See “Matters Affecting Comparability,” above, for disclosures intended to compare the Company’s results of operations for fiscal 2012 and 2011 exclusive of the effects of the reversal of the valuation allowance on deferred tax assets and the gain on the sale of the Company’s interest in KK Mexico and related taxes thereon.

Net Income

     The Company reported net income of $166.3 million for fiscal 2012 compared to $7.6 million for fiscal 2011. Fiscal 2012 net income includes a credit of $139.6 million from the reversal of a portion of a valuation allowance on deferred income tax assets and an after-tax gain of $4.7 million on the Company’s sales of its interest in KK Mexico. See “Matters Affecting Comparability” above.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2013, fiscal 2012 and fiscal 2011:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$59,310	$33,861	$20,508
Net cash used for investing activities	(14,438)	(2,524)	(8,572)
Net cash used for financing activities	(22,859)	(8,988)	(10,181)
Net increase in cash and cash equivalents	$22,013	$22,349	$1,755

Cash Flows from Operating Activities

     Cash provided by operating activities in fiscal 2013 increased $25.4 million to $59.3 million from $33.9 million in fiscal 2012. Approximately $15.2 million of the improvement reflects the increase in operating cash flow from $37.4 million in fiscal 2012 to $52.6 million in fiscal 2013. The improvement also reflects a net increase in customer deposits of $1.0 million in fiscal 2013 compared to a net decrease of $310,000 in fiscal 2012. The increase reflects deposits related to equipment sales to international franchisees for new stores being developed that are expected to open in fiscal 2014. The improvement also reflects a net increase in deferred franchise fee revenue of $1.2 million in fiscal 2013 compared to a net decrease of $380,000 in fiscal 2012. The increase reflects the execution of four new international franchise development agreements in fiscal 2013. Cash provided by operating activities in fiscal 2013 also reflects the receipt of $2.0 million of landlord contributions to building renovation costs related to the Company’s headquarters building and to new stores. Finally, payments on leases related to closed stores were approximately $1.7 million higher in fiscal 2012 than in fiscal 2013, principally due to settlements with landlords in fiscal 2012 on terminated leases. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

     Cash provided by operating activities in fiscal 2012 increased $13.4 million to $33.9 million from $20.5 million in fiscal 2011. Approximately $13.0 million of the improvement reflects the increase in operating cash flow from $24.4 million in fiscal 2011 to $37.4 million in fiscal 2012. Also, cash provided by operating activities in fiscal 2011 reflected the payment of approximately $2.0 million to a landlord in connection with the renegotiation and renewal of the lease for the Company’s headquarters. The balance of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     The components of capital expenditures in each of the last three fiscal years were approximately as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
New store construction	$3,533	$3,682	$1,831
Store remodels and betterments	3,933	4,236	4,868
Other store equipment, including vehicles and point-of-sale and handheld equipment	2,413	3,292	2,000
Corporate office remodel	3,507	-	-
Corporate information technology	303	140	429
Other	529	534	566
	$14,218	$11,884	$9,694

     In addition, the Company acquired two stores from a franchisee for $915,000 during fiscal 2013.

     In fiscal 2012, the Company received proceeds of $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     In fiscal 2011, the Company realized proceeds from the sale of property and equipment of $2.9 million from the sale of closed stores or refranchised stores.

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

Cash Flows from Financing Activities

       During fiscal 2013, the Company repaid approximately $2.3 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $2.2 million of scheduled principal amortization and $120,000 of prepayments from the proceeds of the exercise of stock options.

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

       In January 2011, the Company entered into the 2011 Secured Credit Facilities as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. Those facilities consist of the $35 million 2011 Term Loan and the $25 million 2011 Revolver. The proceeds of the 2011 Term Loan were used to retire the approximately $35 million outstanding term loan balance under the Company’s prior secured credit facilities, which were terminated. The Company paid approximately $1.5 million in fees and expenses in connection with the 2011 Secured Credit Facilities, of which approximately $1.3 million was capitalized as deferred financing costs and the balance of approximately $160,000 was charged to expense and is included in “Loss on refinancing of debt” in the accompanying consolidated statement of operations. During fiscal 2011, the Company repaid $8.3 million of outstanding term loan and capitalized lease indebtedness prior to the refinancing, consisting of approximately $700,000 of scheduled principal amortization, $2.6 million of prepayments from the sale of a closed store, and a discretionary prepayment of $5 million.

       During fiscal 2013, pursuant to an authorization of the Company’s Board of Directors, and with the approval of its lenders, the Company repurchased in open market transactions approximately 3,113,000 shares of its common stock for $20 million, an average price of $6.42 per share. The Company’s Board of Directors may authorize additional share repurchases or other transactions involving the direct or indirect distribution of cash to the Company’s shareholders, but the Company currently does not contemplate instituting a regular cash dividend. The Company’s secured credit facilities impose significant limitations on redemptions of the Company’s shares and cash distributions to shareholders and, accordingly, approval of the Company’s lenders would be required prior to implementing any such transaction.

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

       The 2011 Secured Credit Facilities described in Note 12 to the consolidated financial statements appearing elsewhere herein are the Company’s principal source of external financing. The 2011 Secured Credit Facilities contain significant financial covenants. Based on the Company’s current working capital and the fiscal 2014 operating plan, management believes the Company can comply with the financial covenants and that the Company can meet its projected operating, investing and financing cash requirements.

       The operation of the financial covenants described above could limit the amount the Company may borrow under the 2011 Revolver. In addition, the maximum amount which may be borrowed under the 2011 Revolver is reduced by the amount of outstanding letters of credit, which totaled approximately $10.2 million as of February 3, 2013, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The unused borrowing capacity available to the Company as of February 3, 2013 was approximately $14.8 million. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at that date.

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

Off-Balance Sheet Arrangements

       The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantees of indebtedness of certain franchisees, as discussed in Notes 8 and 14 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at February 3, 2013

       The Company’s contractual cash obligations as of February 3, 2013 are as follows:

		Payments Due In
		Less than 1			More Than 5
	Total Amount	Year	1-3 Years	3-5 Years	Years
	(In thousands)
Long-term debt (excluding capital lease obligations),
including current maturities	$24,303	$1,869	$22,434	$-	$-
Interest payment obligations(1)	2,535	893	1,642	-	-
Capital lease obligations	1,440	279	110	-	1,051
Capital lease interest obligations	3,836	219	417	431	2,769
Operating lease obligations	119,027	11,267	19,654	13,324	74,782
Purchase obligations	81,353	52,737	27,615	1,001	-
Contingent guarantee obligations(2)	2,065	2,065	-	-	-
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims, principally worker's
compensation	14,135	4,156	4,249	1,999	3,731
401(k) mirror plan liability	1,816	-	-	-	1,816
Total	$250,510	$73,485	$76,121	$16,755	$84,149

(1)	Estimated interest payments for variable rate debt are based upon the LIBOR interest rate as of February 3, 2013.
(2)	Amounts represent 100% of the Company’s aggregate exposure at February 3, 2013 under loan guarantees related to franchisees in which the Company has an ownership interest. The timing of the potential payment is based upon the maturity of the guaranteed indebtedness. No demand has been made on the Company to perform under any of the guarantees.

       The preceding table of contractual cash obligations excludes income tax liabilities of approximately $1.2 million as of February 3, 2013 for uncertain tax positions due to uncertainty in predicting the timing of any such related payments.

Capital and Liquidity Requirements

       In the next five years, the Company plans to use cash primarily for the following activities:

  Working capital and other general corporate purposes;

  Opening new Company stores, principally small retail shops, in selected markets;

  Remodeling, replacement and relocation of selected older Company shops;

  Routine capital expenditures to maintain the appearance and functionality of the Company’s facilities and equipment, including its wholesale commissaries and retail Krispy Kreme shops;

  Maintaining and enhancing the KK Supply Chain manufacturing and distribution capabilities; and

  Investing in information technology.

       The Company’s capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors, including the Company’s overall performance, the pace of store expansion, securing desirable real estate for new stores, the number of store remodels, and other infrastructure needs. The Company currently estimates that its capital expenditures for fiscal 2014 will be in the range of $23 million to $35 million. The most significant capital expenditures currently planned for fiscal 2014 are from seven to ten new stores, refurbishments and replacement of existing stores, new point-of-sale software to replace existing software that is approaching the end of its useful life, initial investment in a new enterprise resource planning system and enhancements to and replacements of existing information technology systems, and ongoing smaller, routine capital expenditures. The Company plans to fund these expenditures principally using cash provided by operations and current cash resources, although the Company may choose to lease certain anticipated asset acquisitions.

       The Company believes that its current cash balances, cash expected to be generated from operations and the liquidity afforded by the 2011 Revolver are sufficient to meet the Company’s liquidity requirements for the foreseeable future.

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

Goodwill

       The Financial Accounting Standards Board (“FASB”) guidance related to goodwill addresses the accounting and reporting of goodwill subsequent to its acquisition. This guidance provides that goodwill is not subject to amortization but must be tested annually for impairment, or more frequently if events and circumstances indicate potential impairment.

       The Company performs the annual test for goodwill impairment as of December 31. The impairment test for indefinite-lived intangible assets like goodwill involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. The Company estimates the fair value of its reporting units forecasting future revenues, expenses and any capital spending to derive future reporting unit cash flows, then discounts those cash flows to present value. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Changes in projections or estimates could significantly change the estimated fair values of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges. There were no goodwill impairment charges in fiscal 2013, 2012 or 2011. As of February 3, 2013, the remaining goodwill had a carrying value of $23.5 million, of which $7.8 million and $15.7 million was associated with the Domestic and International Franchise segments, respectively, each of which consists of a single reporting unit. The risk of goodwill impairment would increase in the event that the franchise segments’ operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

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

       Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. The Company recorded no impairment charges in fiscal 2013. In fiscal 2012 and 2011, the Company recorded impairment charges related to long-lived assets totaling approximately $60,000 and $3.3 million, respectively. Additional impairment charges may be necessary in future years.

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

       The Company had valuation allowances against deferred income tax assets of $9.8 million and $10.7 million at February 3, 2103 and January 29, 2012, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under generally accepted accounting principles (“GAAP”), future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

       The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain from the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets would be realized in future years and, in accordance with GAAP, reversed $139.6 million of the valuation allowance, with an offsetting credit to the provision for income taxes.

       Two of the most significant factors considered by management in reaching its conclusion were that the Company earned a significant pretax profit in both fiscal 2011 and 2012 and the positive trend in the Company’s earnings. In fiscal 2013, the Company’s pretax income rose to $36.3 million.

       The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized. The Company has forecasted future results using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2011, 2012 and 2013. Assuming the Company generates pretax income in each future year approximating the Company’s average pretax income over the past three years, management estimates that approximately $116 million of its deferred tax assets will be realized in future periods. The decrease in the amount of deferred income tax assets expected to be realized from January 29, 2012 to February 3, 2013 reflects the realization in fiscal 2013 of approximately $13 million of such assets and the loss of approximately $9.8 million of income tax benefits associated with the expiration in fiscal 2013 of warrants to acquire the Company’s common stock issued in prior years, as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

       The remaining valuation allowance of $9.8 million as of February 3, 2013 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards having relatively short carryover periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

       As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.8 million was appropriate as of February 3, 2013. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.8 million to approximately $14.6 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates Fiscal 2013 pretax income measured on a 52 week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year of pretax profits substantially in excess of $24 million before it would be appropriate for management to revised upward its estimate of future annual pretax income. As a result, absent the occurrence of some event or events not currently known, management does not anticipate adjusting its estimate of future earnings until the end of fiscal 2014, although management will revisit this assessment at the end of each quarter of the coming fiscal year.

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

       Because of the increase in the Company’s effective income tax rate as described above, the Company’s income tax expense in fiscal 2013 is not comparable to income tax expense in prior years In addition, until such time as the Company’s net operating loss carryforwards are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company, which are expected to remain insignificant for the foreseeable future.

Guarantee Liabilities

       The Company has guaranteed a portion of certain loan obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of February 3, 2013, the Company has recorded liabilities of approximately $1.6 million related to such loan guarantees. The aggregate outstanding principal balance that was guaranteed by the Company was approximately $2.1 million at that date. Assessing the probability of future guarantee payments involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, the amounts estimated to be paid pursuant to such guarantees could change, and additional provisions to record such liabilities could be required.

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

       As of February 3, 2013, the Company had approximately $24 million in borrowings outstanding. A hypothetical increase of 100 basis points in short-term interest rates would result in an approximately $240,000 increase in annual interest expense on the Company’s term debt. The Company has sought to limit its exposure to rising short-term interest rates by entering into the derivative contract described above. The Company’s credit facilities and the related interest rate derivative are described in Note 12 to the consolidated financial statements appearing elsewhere herein.

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

       In fiscal 2013, the Company’s international franchisees had sales of approximately $423 million, and the Company’s related royalty revenues were approximately $23 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which the Company’s international franchisees do business would have a corresponding effect on the Company’s international royalty revenues of approximately $2.3 million.

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

Commodity Derivatives Outstanding at February 3, 2013

       Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of February 3, 2013, which mature in fiscal 2014, is set forth in the table below.

Weighted
		Average Contract	Aggregate
		Price or Strike	Contract Price or	Aggregate Fair
	Contract Volume	Price	Strike Price	Value
(Dollars in thousands, except average prices)
Futures contracts:
Wheat	145,000 bu.	$8.65	$1,254	$(15)

       Although the Company utilizes forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate price risk. In addition, the portion of the Company’s anticipated future commodity requirements that are subject to such contracts vary from time to time. Adverse changes in commodity prices could materially adversely affect the Company’s profitability and liquidity.

Sensitivity to Price Changes in Commodities

       The following table illustrates the potential effect on the Company’s costs resulting from hypothetical changes in the cost of the Company’s three most significant ingredients and in the cost of gasoline used to fuel the Company’s delivery fleet.

				Approximate Annual
	Approximate Anticipated	Approximate Range of Prices	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2014 Purchases	Paid In Fiscal 2013	Increase	Price Increase
				(In thousands)
Flour	70 million lbs.	$0.1709 - $0.2823/lb.	$0.05/lb.	$3,500
Shortening	45 million lbs.	$0.5410 - $0.9456/lb.	$0.10/lb.	$4,500
Sugar	55 million lbs.	$0.4150 - $0.4418/lb.	N/A	N/A
Gasoline	3 million gal.	$3.36 - $4.00/gal.	$0.30/gal.	$900

       Anticipated fiscal 2014 purchases of flour, shortening and sugar set forth in the preceding table represent aggregate estimated purchases by KK Supply Chain. Approximately 52% of KK Supply Chain’s fiscal 2013 sales were to Company Stores, with the remaining 48% of sales made to domestic and international franchisees. KK Supply Chain adjusts the selling prices of it products quarterly to reflect changes in its input costs. To the extent KK Supply Chain adjusts selling prices to exactly offset changes in its input costs, the Company, through its Company Stores segment, is directly exposed to only about half of such changes in KK Supply Chain input costs. However, to the extent higher selling prices resulting from adverse movements in the cost of agricultural commodities adversely affect sales by Company franchisees, the Company’s financial results could be indirectly adversely affected by lower KK Supply Chain sales to franchisees, as well as by lower royalty revenues.

       The ranges of prices paid for fiscal 2013 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

       The Company has fixed the price of its anticipated sugar requirements for fiscal 2014 and accordingly, hypothetical effects of changes in the price of sugar have been omitted from the foregoing table.

       As of March 2013, the Company has fixed the prices on approximately half of its anticipated fiscal 2014 requirements of flour and approximately 70% of its anticipated fiscal 2014 requirements of shortening at prices not materially different from prices that prevailed in fiscal 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 19, 2013

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$435,843	$403,217	$361,955
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
expense shown below)	362,828	346,434	313,475
General and administrative expenses	25,089	22,188	21,870
Depreciation and amortization expense	9,891	8,235	7,389
Impairment charges and lease termination costs	306	793	4,066
Operating income	37,729	25,567	15,155
Interest income	114	166	207
Interest expense	(1,642)	(1,666)	(6,359)
Loss on refinancing of debt	-	-	(1,022)
Equity in income (losses) of equity method franchisees	(202)	(122)	547
Gain on sale of interest in equity method franchisee	-	6,198	-
Other non-operating income and (expense), net	317	215	329
Income before income taxes	36,316	30,358	8,857
Provision for income taxes	15,537	(135,911)	1,258
Net income	$20,779	$166,269	$7,599

Earnings per common share:
Basic	$0.31	$2.40	$0.11
Diluted	$0.30	$2.33	$0.11

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Net income	$20,779	$166,269	$7,599
Other comprehensive income (loss):
Foreign currency translation adjustment	-	57	89
Less income taxes	-	(23)	(35)
	-	34	54
Unrealized loss on cash flow hedge	(3)	(549)	-
Less income taxes	1	213	-
	(2)	(336)	-
Amortization of unrealized loss on interest rate derivative	-	-	152
Less income taxes	-	-	(60)
	-	-	92
Total other comprehensive income (loss)	(2)	(302)	146
Comprehensive income	$20,777	$165,967	$7,745

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	February 3,	January 29,
	2013	2012
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,332	$44,319
Receivables	25,627	25,467
Receivables from equity method franchisees	705	655
Inventories	12,358	12,646
Deferred income taxes	23,323	10,540
Other current assets	6,439	3,613
Total current assets	134,784	97,240
Property and equipment	78,024	75,466
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,195	23,776
Deferred income taxes	93,088	129,053
Other assets	11,847	9,413
Total assets	$341,938	$334,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,148	$2,224
Accounts payable	12,198	10,494
Accrued liabilities	32,330	28,800
Total current liabilities	46,676	41,518
Long-term debt, less current maturities	23,595	25,369
Other long-term obligations and deferred credits	25,235	18,935

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding:
February 3, 2013 - 65,356 and January 29, 2012 - 68,092	354,068	377,539
Accumulated other comprehensive loss	(338)	(336)
Accumulated deficit	(107,298)	(128,077)
Total shareholders’ equity	246,432	249,126
Total liabilities and shareholders’ equity	$341,938	$334,948

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,779	$166,269	$7,599
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	9,891	8,235	7,389
Deferred income taxes	13,413	(139,403)	(95)
Impairment charges	-	60	3,304
Accrued rent expense	585	465	(77)
Loss on disposal of property and equipment	543	414	621
Gain on sale of interest in equity method franchisee	-	(6,198)	-
Share-based compensation	6,801	6,699	5,147
Provision for doubtful accounts	194	(374)	32
Amortization of deferred financing costs	398	422	1,561
Equity in (income) losses of equity method franchisees	202	122	(547)
Other	(219)	676	(567)
Cash provided by operations	52,587	37,387	24,367
Change in assets and liabilities:
Receivables	(248)	(4,999)	(2,583)
Inventories	299	2,275	(335)
Other current and non-current assets	(1,012)	462	(2,292)
Accounts payable and accrued liabilities	4,740	(168)	1,468
Other long-term obligations and deferred credits	2,944	(1,096)	(117)
Net cash provided by operating activities	59,310	33,861	20,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,218)	(11,884)	(9,694)
Proceeds from disposals of property and equipment	178	44	2,949
Acquisition of stores from franchisee	(915)	-	-
Proceeds from sale of interest in equity method franchisee	-	7,723	-
Escrow deposit	-	1,800	(1,800)
Other investing activities	517	(207)	(27)
Net cash used for investing activities	(14,438)	(2,524)	(8,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	-	-	35,000
Repayment of long-term debt	(2,346)	(8,991)	(43,257)
Deferred financing costs	(11)	(29)	(1,348)
Proceeds from exercise of stock options	247	1,036	-
Proceeds from exercise of warrants	9	-	5
Repurchase of common shares	(20,758)	(1,004)	(581)
Net cash used for financing activities	(22,859)	(8,988)	(10,181)
Net increase in cash and cash equivalents	22,013	22,349	1,755
Cash and cash equivalents at beginning of year	44,319	21,970	20,215
Cash and cash equivalents at end of year	$66,332	$44,319	$21,970
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$516	$1,197	$197

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 31, 2010	67,441	$366,237	$(180)	$(303,290)	$62,767
Effect of adoption of new accounting
standard (Note 1)				1,345	1,345
Comprehensive income for the year ended
January 30, 2011			146	7,599	7,745
Exercise of warrants	-	5			5
Cancelation of restricted shares	(2)	-			-
Share-based compensation	161	5,147			5,147
Repurchase of common shares	(73)	(581)			(581)
Balance at January 30, 2011	67,527	370,808	(34)	(294,346)	76,428
Comprehensive income (loss) for the year ended
January 29, 2012			(302)	166,269	165,967
Exercise of stock options	397	1,036			1,036
Cancelation of restricted shares	(8)	-			-
Share-based compensation	304	6,699			6,699
Repurchase of common shares	(128)	(1,004)			(1,004)
Balance at January 29, 2012	68,092	377,539	(336)	(128,077)	249,126
Comprehensive income (loss) for the year ended
February 3, 2013			(2)	20,779	20,777
Write-off of deferred tax assets related to the
expiration of unexercised stock warrants	-	(9,770)			(9,770)
Exercise of warrants	1	9			9
Exercise of stock options	128	247			247
Share-based compensation	348	6,801			6,801
Repurchase of common shares	(3,213)	(20,758)			(20,758)
Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432

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

     REVENUE RECOGNITION. A summary of the revenue recognition policies for the Company’s business segments is as follows:

  Company Stores revenue is derived from the sale of doughnuts and complementary products to on-premises and wholesale customers. Revenue is recognized at the time of sale for on-premises sales. For wholesale sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

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

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, while 2012 and 2011 each contained 52 weeks.

     CASH AND CASH EQUIVALENTS. The Company considers cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts related to its accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for doubtful accounts.

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

     GOODWILL. Goodwill represents the excess of the purchase price over the value of identifiable net assets acquired in business combinations. Goodwill has an indefinite life and is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate the carrying amount of the asset may be impaired. Such impairment testing is performed for each reporting unit to which goodwill has been assigned.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Numerator: net income	$20,779	$166,269	$7,599
Denominator:
Basic earnings per share - weighted average shares
outstanding	67,624	69,145	68,337
Effect of dilutive securities:
Stock options and warrants	1,781	1,741	1,055
Restricted stock and restricted stock units	491	611	530
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	69,896	71,497	69,922

     Stock options and warrants with respect to 2.7 million, 7.6 million and 9.0 million shares, as well as 98,000, 185,000 and 409,000 unvested shares of restricted stock and unvested restricted stock units, have been excluded from the computation of the number of shares used to compute diluted earnings per share for the years ended February 3, 2013, January 29, 2012 and January 30, 2011, respectively, because their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of indebtedness of franchisees. Wholesale receivables are primarily from grocer/mass merchants and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of Company Stores segment revenues. The two largest wholesale customers collectively accounted for approximately 16%, 14% and 13% of Company Stores segment revenues in fiscal 2013, 2012 and 2011, respectively. The two wholesale customers with the largest trade receivables balances collectively accounted for approximately 24% and 22% of total wholesale customer receivables at February 3, 2013 and January 29, 2012, respectively.

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

     The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $730,000, $1.3 million and $1.8 million in fiscal 2013, 2012 and 2011, respectively. Such adjustments represent changes in estimates of the ultimate cost of incurred claims.

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

     COMPREHENSIVE INCOME. Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of shareholders’ equity.

	February 3,	January 29,
	2013	2012
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on interest rate derivatives	$(552)	$(549)
Less: deferred income taxes	214	213
	$(338)	$(336)

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

     CORRECTION OF BALANCE SHEET CLASSIFICATION ERROR. The Company’s KK Supply Chain transfers doughnut mixes and certain other goods to third-party distribution companies which, in turn, distribute such products to Company and franchise stores pursuant to distribution contracts with KK Supply Chain. The Company does not record revenues or profit on the product transfers to the distribution companies because all revenue recognition criteria are not met at that time. Revenues and profit are recorded only upon the delivery of the goods to the stores by the distribution companies (and the sales to Company shops are eliminated in consolidation). In the fourth quarter of fiscal 2013, the Company concluded that certain of the Company’s receivables from third-party distribution companies resulting from the product transfers had been incorrectly reported as a component of inventories, rather than as a component of receivables, in prior periods. The Company corrected this classification error as of February 3, 2013. While not material to previously issued financial statements, to enhance comparability, the Company corrected the corresponding error as of January 29, 2012, by revising the classification of $3.9 million of receivables from the distribution companies previously classified as inventories to receivables. The error also affected the change in inventories and change in receivables line items in the statement of cash flows in prior periods, but there was no effect on net cash provided by operating activities. The Company revised its statement of cash flows to adjust the increase in receivables from $862,000 to $4,999,000 and to adjust the increase in inventories from $1,862,000 to a decrease of $2,275,000 in fiscal 2012, and to adjust the increase in receivables from $2,604,000 to $2,583,000 and to adjust the increase in inventories from $314,000 to $335,000 in fiscal 2011. Correction of this error had no effect on the Company’s results of operations, total current assets, working capital, or total operating, investing, or financing cash flows.

Recent Accounting Pronouncements

     In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for the Company in the first quarter of fiscal 2014, but adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements.

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing. The amended guidance permits, but does not require, an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for the Company in fiscal 2014, with early adoption permitted. The Company does not expect adoption of this new guidance will have a material effect on its financial position or results of operations.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The Company adopted the new standards in fiscal 2013 and elected to present a statement of comprehensive income separate from the statement of income.

     In May 2011, the FASB issued an Accounting Standards Update (“ASU”) related to fair value measurements. The ASU clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The ASU was effective for the Company in fiscal 2013. Adoption of the new accounting standards had no material effect on the Company’s financial condition or results of operations.

     Effective February 1, 2010, the first day of fiscal 2011, the Company was required to adopt new accounting standards related to the consolidation of variable interest entities (“VIE”). Those standards require an enterprise to qualitatively assess whether it is the primary beneficiary of a VIE based on whether the enterprise has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. An enterprise must consolidate the financial statements of VIEs of which it is the primary beneficiary. Under the new accounting standards, the Company was no longer the primary beneficiary of its franchisee in northern California, which required the Company to deconsolidate the franchisee and recognize a divestiture of the three stores the Company sold to the franchisee in the third quarter of fiscal 2010. The cumulative effect of adoption of the new standards has been reflected as a $1.3 million credit to the opening balance of retained earnings as of February 1, 2010. Adoption of the standards had no material effect on the Company’s financial position, results of operations or cash flows.

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

       The following table presents the results of operations of the Company’s operating segments for fiscal 2013, 2012 and 2011. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

		Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Revenues:
Company Stores	$296,494	$271,657	$245,841
Domestic Franchise	10,325	9,463	8,527
International Franchise	24,941	22,621	18,282
KK Supply Chain:
Total revenues	215,412	206,453	181,594
Less – intersegment sales elimination	(111,329)	(106,977)	(92,289)
External KK Supply Chain revenues	104,083	99,476	89,305
Total revenues	$435,843	$403,217	$361,955

Operating income (loss):
Company Stores	$8,534	$284	$(4,238)
Domestic Franchise	5,590	3,737	3,498
International Franchise	17,387	15,054	12,331
KK Supply Chain	32,450	30,160	30,213
Total segment operating income	63,961	49,235	41,804
Unallocated general and administrative expenses (including depreciation
and amortization expense)	(25,926)	(22,875)	(22,583)
Impairment charges and lease termination costs	(306)	(793)	(4,066)
Consolidated operating income	$37,729	$25,567	$15,155

Depreciation and amortization expense:
Company Stores	$8,142	$6,593	$5,641
Domestic Franchise	164	219	220
International Franchise	10	6	7
KK Supply Chain	738	730	808
Corporate administration	837	687	713
Total depreciation and amortization expense	$9,891	$8,235	$7,389

       Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

       Revenues for fiscal 2013, 2012 and 2011 include approximately $44 million, $42 million and $37 million, respectively, from customers outside the United States.

Note 3 — Income Taxes

       The components of the provision for income taxes are as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Current, including $1,492 from the sale of interest in KK Mexico in fiscal 2012	$2,124	$3,492	$1,353
Deferred	13,413	(139,403)	(95)
	$15,537	$(135,911)	$1,258

       A reconciliation of the tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Income taxes at statutory federal rate	$12,710	$10,625	$3,100
State income taxes	1,285	1,000	898
Realization of net deferred tax assets subject to valuation allowance	-	(15,061)	(3,835)
Reversal of valuation allowance on deferred income tax assets	-	(139,593)	-
Accruals for uncertain tax positions	(50)	241	(50)
Accruals for interest and penalties	(82)	(30)	(64)
Foreign tax on sale of interest in KK Mexico	-	1,492	-
Other foreign taxes, principally withholding taxes	2,168	1,764	1,513
Deduction for foreign income taxes	(759)	(1,125)	(530)
Other changes in tax credit carryforwards	(86)	20	(36)
Change in estimated future blended state income tax rate	(565)	3,749	-
Other	916	1,007	262
	$15,537	$(135,911)	$1,258

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

       The tax effects of temporary differences are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$8,797	$13,060
Allowance for doubtful accounts	239	449
Other current assets	1,195	1,585
Property and equipment	4,071	2,194
Other non-current assets	3,701	3,161
Insurance accruals	3,662	3,609
Deferred revenue	2,193	1,841
Other current liabilities	7,270	6,718
Accrued litigation settlement	-	7,174
Other non-current liabilities	3,190	2,239
Non-employee stock warrants	-	2,596
Share-based compensation	9,771	7,984
Federal net operating loss carryforwards	63,767	76,070
Federal tax credit carryforwards	4,932	6,224
Charitable contributions carryforward	224	789
State net operating loss and credit carryforwards	12,648	13,938
Other	518	614
Gross deferred income tax assets	126,178	150,245
Valuation allowance on deferred income tax assets	(9,767)	(10,652)
Deferred income tax assets, net of valuation allowance	116,411	139,593
Deferred income tax liabilities	-	-
Net deferred income tax assets	$116,411	$139,593

       The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

       The Company had valuation allowances against deferred tax assets of $9.8 million and $10.7 million at February 3, 2013 and January 29, 2012, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from of the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

       The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets would be realized in future years. Accordingly, the Company reversed $139.6 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. In addition, during fiscal 2012 the Company realized approximately $15.1 million of additional deferred tax assets, principally from the utilization of net operating loss carryovers to offset fiscal 2012 taxable income.

       The valuation allowance of $9.8 million as of February 3, 2013 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused. During fiscal 2013, the Company’s gross deferred tax assets and the related valuation allowance were each reduced in the amount of $885,000 as a result of the Company’s amendment of a prior year income tax return; the amendment had no effect on the Company’s net deferred tax assets.

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

       The changes in the valuation allowance on deferred income tax assets are summarized as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Valuation allowance on deferred tax assets:
Balance at beginning of year	$10,652	$165,306	$169,141
Reduction in allowance due to amendment of tax return	(885)	-	-
Realization of net deferred tax assets subject to valuation allowance	-	(15,061)	(3,835)
Reversal of allowance credited to earnings	-	(139,593)	-
Balance at end of year	$9,767	$10,652	$165,306

       Deferred income tax assets and liabilities are reflected in the accompanying consolidated balance sheet as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Net current assets	$23,323	$10,540
Net noncurrent assets	93,088	129,053
Net asset	$116,411	$139,593

       The Company has approximately $183 million of federal income tax loss carryforwards expiring in fiscal 2026 through 2031. In addition to this amount, the Company has approximately $23 million of federal income tax loss carryforwards resulting from tax deductions related to stock options and other equity awards to employees, the tax benefits of which, if subsequently realized, will be recorded as additions to common stock. The Company also has state income tax loss carryforwards expiring in fiscal 2014 through 2031. The Company has $4.9 million of federal tax credit carryforwards expiring in fiscal 2014 through 2031, principally consisting of federal foreign tax credit carryforwards. The Company also has approximately $415,000 of state income tax credit carryforwards expiring in fiscal 2014 through 2026.

       In fiscal 2008, the Company issued warrants to acquire shares of the Company’s common stock at prices of $12.21 per share as more fully described in Note 15. The warrants expired unexercised in the first quarter of fiscal 2013. Accordingly, the Company will not be entitled to any income tax deductions related to them. Deferred tax assets at January 29, 2012 included approximately $7.2 million related to these warrants. In accordance with GAAP, such amounts were charged to common stock in the first quarter of fiscal 2013 because common stock in the accompanying consolidated balance sheet includes cumulative credits related to share based compensation in excess of such amounts.

       In fiscal 2006, the Company issued a warrant to acquire shares of the Company’s common stock at prices of $7.75 as more fully described in Note 15. The warrant expired unexercised in the fourth quarter of fiscal 2013. Accordingly, the Company will not be entitled to any income tax deductions related to it. Deferred tax assets at January 29, 2012 included approximately $2.6 million related to the warrant. In accordance with GAAP, such amounts were charged to common stock in the fourth quarter of fiscal 2013 because common stock in the accompanying consolidated balance sheet includes cumulative credits related to share based compensation in excess of such amounts.

       The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service (the “IRS”) and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. Generally, the IRS and other tax authorities are permitted to examine the Company’s income tax returns and propose adjustments to those returns for a three year period following the filing of the returns, and thereafter are barred by the statute of limitations from proposing adjustments to the returns. An important exception is that the tax authorities may challenge a deduction for a loss carryforward in the year in which the carryforward is utilized (which may be many years following the year in which the loss was incurred), unless the tax authorities previously have examined the tax return for the loss year. The IRS is currently examining the Company’s federal income tax return for fiscal 2010. With the exception of the current examination, the IRS has not examined the Company’s federal income tax returns for years subsequent to fiscal 2004. The Company’s fiscal 2006 through fiscal 2012 tax returns (and the fiscal 2013 return, when filed) are subject to examination by the IRS, notwithstanding the statute of limitations, because fiscal 2006 through fiscal 2009 were loss years (as was fiscal 2011). Losses incurred in such years constitute substantially all of the Company’s federal tax loss carryovers. A substantial portion of the Company’s state net operating loss carryforwards remain subject to examination by state tax authorities for similar reasons.

       Income tax payments, net of refunds, were $2.3 million, $3.3 million and $1.0 million in fiscal 2013, 2012 and 2011, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees. The fiscal 2012 tax payments also reflect approximately $1.5 million of Mexican taxes arising from the Company’s sale of its 30% equity interest in KK Mexico described in Note 8. The fiscal 2011 amount is net of a federal income tax refund of $560,000 resulting from enactment of the Worker, Homeownership and Business Assistance Act of 2009.

       The Company had $1.2 million of unrecognized tax benefits as of February 3, 2013, all of which, if subsequently recognized, would be recorded as a credit to income tax expense.

       The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,165	$1,365	$1,883
Increases related to positions taken in the current year	128	102	85
Increases (decreases) related to positions taken in prior years	-	(10)	28
Lapsing of statutes of limitations	(116)	(292)	(631)
Unrecognized tax benefits at end of year	$1,177	$1,165	$1,365

       The amount of unrecognized tax benefits may decrease in fiscal 2014 due to the lapsing of statutes of limitations. The total amount of unrecognized tax benefits is not expected to change materially in fiscal 2014, and any such changes, if recognized, are not expected to have any material effect on income tax expense.

       The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s balance sheet reflects approximately $295,000 and $380,000 of accrued interest and penalties as of February 3, 2013 and January 29, 2012, respectively.

Note 4 — Receivables

       The components of receivables are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Receivables:
Wholesale customers	$11,244	$10,169
Unaffiliated franchisees	9,728	11,405
Due from third-party distributors	3,590	3,851
Other receivables	1,216	1,015
Current portion of notes receivable	464	185
	26,242	26,625
Less — allowance for doubtful accounts:
Wholesale customers	(373)	(349)
Unaffiliated franchisees	(242)	(809)
	(615)	(1,158)
	$25,627	$25,467

Receivables from Equity Method Franchisees (Note 8):
Trade	$705	$655

       The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of year	$1,158	$1,334	$1,343
Provision for doubtful accounts	259	65	362
Net recoveries (chargeoffs)	(802)	(241)	(224)
Transfers to allowances for notes receivable (Note 10)	-	-	(147)
Balance at end of year	$615	$1,158	$1,334

Allowance for doubtful accounts related to receivables from Equity Method
Franchisees:
Balance at beginning of year	$-	$-	$739
Provision for doubtful accounts	(59)	(27)	(35)
Net recoveries (chargeoffs)	59	27	(233)
Transfers to allowances for notes receivable (Note 10)	-	-	(471)
Balance at end of year	$-	$-	$-

       See Note 10 for information about notes receivable from franchisees.

Note 5 — Inventories

       The components of inventories are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Raw materials	$5,678	$5,306
Work in progress	52	89
Finished goods and purchased merchandise	6,628	7,251
	$12,358	$12,646

Note 6 — Other Current Assets

       Other current assets consist of the following:

	February 3,	January 29,
	2013	2012
	(In thousands)
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 10, 11 and 13)	$1,194	$561
Closed stores held for sale	742	-
Agricultural commodity futures contracts	-	21
Prepaid expenses and other	4,503	3,031
	$6,439	$3,613

Note 7 — Property and Equipment

       Property and equipment consists of the following:

	February 3,	January 29,
	2013	2012
	(In thousands)
Land	$13,641	$13,842
Buildings	63,152	64,310
Leasehold improvements	13,366	11,610
Machinery and equipment	51,357	51,100
Computer software	6,422	6,856
Construction in progress	1,662	378
	149,600	148,096
Less: accumulated depreciation	(71,576)	(72,630)
	$78,024	$75,466

       Machinery and equipment includes assets acquired under capital leases having a net book value of $364,000 and $674,000 at February 3, 2013 and January 29, 2012, respectively. Buildings acquired under capital leases have a net book value of $971,000 and $543,000 at February 3, 2013 and January 29, 2012, respectively. Depreciation expense was $9.9 million, $8.2 million and $7.4 million in fiscal 2013, 2012, and 2011, respectively.

Note 8 — Investments in Franchisees

       As of February 3, 2013, the Company had investments in three franchisees. These investments were made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

       Information about the Company’s ownership in the Equity Method Franchisees and the markets served by those franchisees is set forth below:

		Number of
		Stores as of
		February 3,	Ownership%
	Geographic Market	2013	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon,
	Washington	9	25.0%	75.0%
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	South Florida	3	35.3%	64.7%

       The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	February 3, 2013
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$281	$-	$437
Kremeworks Canada, LP	-	20	-	-
Krispy Kreme of South Florida, LLC	-	404	-	1,628
	900	705	-	$2,065
Less: reserves and allowances	(900)	-	-
	$-	$705	$-

	January 29, 2012
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$308	$-	$739
Kremeworks Canada, LP	-	20	-	-
Krispy Kreme of South Florida, LLC	-	327	-	1,946
	900	655	-	$2,685
Less: reserves and allowances	(900)	-	-
	$-	$655	$-

       The loan guarantee amounts in the preceding tables represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

       The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which as amended, matures in October 2013. The aggregate amount of such indebtedness was approximately $2.2 million at February 3, 2013.

       Current liabilities at February 3, 2013 and January 29, 2012 include accruals for potential payments under loan guarantees of approximately $1.6 million and $1.9 million, respectively, related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness matured by its terms in October 2009. Such maturity had been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender. The new lender has advised KKSF that the entire balance due under the loan is currently due and owing, but has not made demand for payment on KKSF. KKSF is seeking modifications of the loan agreement from the new lender to extend the maturity of the loan and, as an alternative, is seeking replacement financing from other lenders to refinance the balance of the loan. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee. While there is no current demand on the Company to perform under either of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at February 3, 2013, additional guarantee payments or provisions for guarantee payments could be required with respect to either of the guarantees, and such payments or provisions could be significant.

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

     The following table summarizes the Company’s obligations under the loan guarantees as of February 3, 2013, and the scheduled expiration of these obligations in each of the next five fiscal years and thereafter. The amounts shown as the scheduled expiration of the guarantees are based upon the scheduled maturity of the underlying guaranteed obligation.

	Guarantee	Total Loan	Amounts Expiring in Fiscal Year
	Percentages	Guarantees	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Kremeworks, LLC	20%	$437	$437	$-	$-	$-	$-	$-
Krispy Kreme of
South Florida, LLC	100%	1,628	1,628	-	-	-	-	-
		$2,065	$2,065	$-	$-	$-	$-	$-

     On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.7 million in exchange for its equity interest and, after deducting costs of the transaction, realized a gain of approximately $6.2 million on the disposition. After provision for payment of Mexican income taxes related to the sale of approximately $1.5 million, the Company reported an after tax gain on the disposition of approximately $4.7 million in the second quarter of fiscal 2012. The net after tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the outstanding balance of the 2011 Term Loan.

     In connection with the Company’s sale of its KK Mexico interest, KK Mexico paid approximately $765,000 of amounts due to the Company which were evidenced by promissory notes, relating principally to past due royalties and fees due to the Company. As a consequence of this payment, in the first quarter of fiscal 2012, the Company reversed an allowance for doubtful notes receivable of approximately $391,000 and recorded royalty and franchise fee income of approximately $280,000 and $95,000 respectively. The reserve had previously been established, and the royalties and fees had not previously been recognized as revenue, because of uncertainty surrounding the collection of these amounts.

	Summary Financial Information (1)
		Operating
		Income	Net Income	Current	Noncurrent	Current	Noncurrent	Total Equity
	Revenues	(Loss)	(Loss) (2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
Kremeworks, LLC
2013	$17,383	$(561)	$(781)	$1,083	$10,622	$8,438	$1,883	$1,384
2012	17,731	(1,056)	(1,325)	1,037	12,380	10,109	1,887	1,421
2011	16,984	(1,736)	(2,036)	1,069	14,051	11,203	1,957	1,960
Kremeworks Canada, LP
2013	1,516	1	(106)	534	1,247	3,795	-	(2,014)
2012	1,438	(180)	(282)	524	1,401	3,674	-	(1,749)
2011	1,399	327	231	446	1,564	3,505	-	(1,495)
Krispy Kreme of South
Florida, LLC
2013	13,271	1,421	1,290	1,182	3,182	3,418	1,754	(808)
2012	13,201	844	(1,008)	948	2,378	3,449	1,407	(1,530)
2011	12,554	1,461	1,274	1,030	4,730	4,113	4,612	(2,965)
Krispy Kreme Mexico,
S. de R.L de C.V.
2011	18,616	2,035	1,889	4,591	6,128	3,356	166	7,197

(1)	Amounts shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2012, 2011 and 2010, and on or about December 31, 2012, 2011 and 2010.
(2)	The net income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 9 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	February 3,	January 29,
	2013	2012
	(In thousands)
Goodwill:
Goodwill associated with International Franchise segment	$15,664	$15,664
Goodwill associated with Domestic Franchise segment	7,832	7,832
Goodwill associated with Company Stores segment, net of accumulated impairment
losses of $139.4 million	-	-
Reacquired franchise rights associated with Company Stores segment, net of accumulated
impairment losses of $1.8 million and accumulated amortization of $24 in fiscal 2013	699	280
	$24,195	$23,776

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash as more fully described in Note 21. The allocation of the purchase price included $443,000 allocated to reacquired franchise rights, which is being amortized over the remaining life of the franchise agreement of approximately eight years.

Note 10 — Other Assets

     The components of other assets are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Non-current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 6, 11 and 13)	$4,486	$2,955
Deposits	2,709	2,837
401(k) mirror plan assets (Notes 13 and 19)	1,816	1,039
Non-current portion of notes receivable	1,212	524
Deferred financing costs, net of accumulated amortization	1,077	1,464
Interest rate derivative	16	53
Other	531	541
	$11,847	$9,413

     The Company has notes receivable from certain of its franchisees which are summarized in the following table. As of February 3, 2013 and January 29, 2012, substantially all of the notes receivable were being paid in accordance with their terms.

	February 3,	January 29,
	2013	2012
	(In thousands)
Notes receivable:
Note receivable from franchisees, net of deferred gain of $1.7 million (Note 21)	$1,738	$777
Less — portion due within one year (Note 4)	(464)	(185)
Less — allowance for doubtful accounts	(62)	(68)
	$1,212	$524

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$68	$538	$129
Provision for doubtful accounts	(6)	(412)	(295)
Net recoveries (chargeoffs)	-	(58)	86
Transfers from allowances for trade receivables (Note 4)	-	-	618
Balance at end of year	$62	$68	$538

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.3 million at February 3, 2013 and January 29, 2012, respectively, representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. No payments were required to be made currently on any of these amounts. During fiscal 2012, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8. During fiscal 2012, the Company also reversed an allowance for doubtful notes receivable of approximately $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011. Collections on these promissory notes are being recorded as revenue as they are received.

Note 11 — Accrued Liabilities

     The components of accrued liabilities are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Accrued compensation	$9,347	$8,876
Accrued vacation pay	5,542	5,196
Current portion of self-insurance claims, principally worker's compensation
(Notes 1, 6, 10, and 13)	4,156	3,623
Accrued guarantee liabilities (Notes 8, 14 and 17)	2,575	2,927
Accrued taxes, other than income	2,107	1,851
Customer deposits	1,950	902
Unexpended franchisee brand fund contributions	1,493	858
Accrued health care claims	966	1,112
Accrued professional fees	641	262
Current portion of lease termination costs (Notes 13 and 16)	464	458
Current portion of deferred franchise fee revenue	260	418
Agricultural commodity futures contracts	15	-
Other	2,814	2,317
	$32,330	$28,800

     The changes in the assets and liabilities associated with self-insurance programs are summarized as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Accrual for self-insurance programs, net of receivables from stop-loss policies:
Balance at beginning of year	$8,203	$8,760	$9,777
Additions charged to costs and expenses	3,777	3,158	2,538
Claims payments	(3,525)	(3,715)	(3,555)
Balance at end of year	$8,455	$8,203	$8,760
Accrual reflected in:
Accrued liabilities	$4,156	$3,623	$3,642
Other long-term obligations and deferred credits	9,979	8,096	8,138
Claims receivable under stop-loss insurance policies included in:
Other current assets	(1,194)	(561)	(477)
Other assets	(4,486)	(2,955)	(2,543)
	$8,455	$8,203	$8,760

Note 12 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	February 3,	January 29,
	2013	2012
	(In thousands)
2011 Term Loan	$24,303	$26,305
Capital lease obligations	1,440	1,288
	25,743	27,593
Less: current maturities	(2,148)	(2,224)
	$23,595	$25,369

     The following table presents maturities of long-term debt and capital lease obligations:

Fiscal Year	(In thousands)
2014	$2,148
2015	1,974
2016	20,570
2017	-
2018	-
Thereafter	1,051
$25,743

2011 Secured Credit Facilities

     On January 28, 2011, the Company entered into secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which mature in January 2016. The 2011 Secured Credit Facilities are secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. The Company used the proceeds of the 2011 Term Loan to repay the approximate $35 million principal outstanding balance under the Company’s prior secured credit facilities (the “2007 Secured Credit Facilities”) described below, which were then terminated. The Company recorded a pretax charge of approximately $1.0 million in the fourth quarter of fiscal 2011 to write off a majority of the unamortized deferred debt issuance costs related to the terminated facility and to record certain expenses related to the new facility.

     Interest on borrowings under the 2011 Secured Credit Facilities is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 2.25% to 3.00%, and for Base Rate loans ranges from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio. As of February 3, 2013, all outstanding borrowings under the 2011 Secured Credit Facilities were based on LIBOR, and the Applicable Margin was 2.25%.

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

     The 2011 Revolver contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $12.5 million of letters of credit were issued under the 2011 Revolver to replace letters of credit issued under the terminated facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. Such letters of credit totaled $10.2 million as of February 3, 2013. There were no borrowings outstanding under the 2011 Revolver at February 3, 2013 or January 29, 2012.

     The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit, as well as a fronting fee of 0.125% of the amount of such letter of credit. There also is a fee on the unused portion of the 2011 Revolver lending commitment, ranging from 0.35% to 0.65%, depending on the Company’s leverage ratio.

     The 2011 Term Loan is payable in quarterly installments of approximately $467,000 (as adjusted to give effect to principal prepayments), and a final installment equal to the remaining principal balance in January 2016. The Term Loan is required to be prepaid with some or all of the net proceeds of certain equity issuances, debt issuances, asset sales and casualty events. On the closing date, the Company deposited into escrow an aggregate of $1.8 million with respect to nine properties for which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. If the Company did not furnish the documentation by January 31, 2012, then the amount remaining in escrow on that date would have been used to make a prepayment of principal on the 2011 Term Loan. During fiscal 2012, all documentation was furnished by the Company and the entire $1.8 million of the escrowed amount was returned to the Company.

     The 2011 Secured Credit Facilities require the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio was required to be not greater than 2.5 to 1.0 in fiscal 2013 and thereafter. The fixed charge coverage ratio is required to be not less than 1.1 to 1.0 in fiscal 2013 and 1.2 to 1.0 thereafter.

     As of February 3, 2013, the Company’s leverage ratio was 0.7 to 1.0 and the fixed charge coverage ratio was 3.3 to 1.0.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company’s lenders consented to such repurchases, subject to certain conditions, the most significant of which was that for the Reference Period (defined below) immediately preceding any such repurchases, the Leverage Ratio be not greater than 2.0 to 1.0 and the Fixed Charge Coverage Ratio be not less than 1.5 to 1.0. The Company completed the share repurchase in June 2012 as described in Note 15.

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

     “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2011 Secured Credit Facilities to mean, for each Reference Period, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on asset dispositions, and provisions for payments on guarantee obligations, plus the sum of interest expense, income taxes, depreciation, rent expense and lease termination costs, and non-cash charges; and minus the sum of non-cash credits, interest income, Cash Lease Payments, and payments on guaranty obligations in excess of $1 million during the Reference Period or $3 million in the aggregate.

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

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2011 Revolver. The restrictive covenants did not limit the Company’s ability to borrow the full $14.8 million of unused credit under the 2011 Revolver at February 3, 2013.

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

Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of February 3, 2013 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2014	$11,267	$580
2015	10,931	350
2016	8,723	212
2017	6,792	210
2018	6,532	221
Thereafter	74,782	3,821
	$119,027	5,394
Less: portion representing interest		(3,836)
Less: portion representing executory costs		(118)
		$1,440

     Rent expense, net of rental income, totaled $12.8 million in fiscal 2013, $12.0 million in fiscal 2012 and $10.8 million in fiscal 2011. Such rent expense includes rents under non-cancelable operating leases as well as sundry short-term rentals.

Cash Payments of Interest

     Interest paid, inclusive of deferred financing costs, totaled $1.2 million in fiscal 2013, $1.8 million in fiscal 2012 and $8.1 million in fiscal 2011.

Note 13 — Other Long-Term Obligations and Deferred Credits

     The components of other long-term obligations and deferred credits are as follows:

	February 3,	January 29,
	2013	2012
	(In thousands)
Non-current portion of self-insurance claims, principally worker's
compensation (Notes 1, 6, 10 and 11)	$9,979	$8,096
Accrued rent expense	5,655	5,070
Non-current portion of deferred franchise fee revenue	3,771	2,456
Landlord upfit allowances on leased premises	2,225	314
Mirror 401(k) plan liability (Notes 10 and 19)	1,816	1,039
Non-current portion of lease termination costs (Notes 11 and 16)	182	251
Other	1,607	1,709
	$25,235	$18,935

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

Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. No liability has been recorded with respect to this matter because management does not believe it is probable that a loss has been incurred. In March 2013, both parties agreed to avail themselves of the Fairfax County Court’s alternate dispute resolution program, and now the matter has been set for binding arbitration to occur in late June 2013.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles.

Other Commitments and Contingencies

     The Company has guaranteed certain loans from third-party financial institutions on behalf of Equity Method Franchisees, primarily to assist the franchisees in obtaining third-party financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The Company’s contingent liabilities related to these guarantees totaled approximately $2.1 million at February 3, 2013, and are summarized in Note 8. These guarantees require payment from the Company upon demand of the guaranteed party upon certain defaults by the respective debtor and, if the debtor defaults, the Company may be required to pay amounts outstanding under the related agreements in addition to the principal amount guaranteed, including accrued interest and related fees.

     The aggregate recorded liability for these loan guarantees totaled $1.6 million as of February 3, 2013 and $1.9 million as of January 29, 2012, and is included in accrued liabilities in the accompanying consolidated balance sheet. These liabilities represent the estimated amount of guarantee payments which the Company believed to be probable. While there is no current demand on the Company to perform under any of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at February 3, 2013, additional guarantee payments or provisions for guarantee payments could be required with respect to any of the guarantees.

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $10.2 million at February 3, 2013, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of product and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to several years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of February 3, 2013, the Company had approximately $81 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

     In addition to entering into forward purchase contracts, the Company from time to time purchases exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of the Company’s products or which are components of such ingredients, including wheat and soybean oil. The Company typically assigns the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. The Company may also purchase futures, options on futures or enter into other hedging contracts to hedge its exposure to rising gasoline prices. See Note 20 for additional information about these derivatives.

Note 15 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     On June 12, 2012, the Company’s shareholders approved the Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan, which expires on June 11, 2022, replaced the Company’s 2000 Stock Incentive Plan (the “2000 Plan), which expired on June 30, 2012. The 2012 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock awards, performance unit awards, performance share awards, stock appreciation rights and phantom stock awards.

     The 2012 Plan limits issuance of shares of Company common stock under the 2012 Plan to approximately 3,550,000 shares, of which 3.3 million remain available for grant through June 11, 2022. Any shares that are subject to options or stock appreciation rights awarded under the 2012 Plan will be counted against the 2012 Plan limit as one share for every one share granted, and any shares that are subject to 2012 Plan awards other than options or stock appreciation rights will be counted against this limit as one and thirty three-hundredths (1.33) shares for every one share granted. The 2012 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

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

     The aggregate cost of SBP awards charged to earnings for fiscal 2013, 2012 and 2011 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,537	$3,480	$1,722
Restricted stock and restricted stock units	5,264	3,219	3,425
Total costs	$6,801	$6,699	$5,147

Costs included in:
Direct operating expenses	$2,614	$2,829	$2,079
General and administrative expenses	4,187	3,870	3,068
Total costs	$6,801	$6,699	$5,147

     The fair value of stock options subject only to service conditions was estimated using the Black-Scholes option pricing model. In addition to service conditions, certain stock options granted in fiscal 2008 also provide that the price of the Company’s common stock must increase by 20% after the grant date, and remain at or above the appreciated price for at least ten consecutive trading days, in order for the options to become vested and exercisable. The fair value of those stock options was estimated using Monte Carlo simulation techniques. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2012 and 2000 Plans. There were no stock options granted in fiscal 2013. The weighted average assumptions used in valuing stock options in fiscal 2012 and 2011 are set forth in the following table:

	Year Ended
	January 29,	January 30,
	2012	2011
Expected life of option	7.0 years	7.0 years
Risk-free interest rate	1.41%	2.66%
Expected volatility of stock	70.0%	50.0%
Expected dividend yield	-	-

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

     There were no stock options granted during fiscal 2013. The number of options granted during fiscal 2012 and 2011 and the aggregate and weighed average fair value of such options were as follows:

	Year Ended
	January 29,	January 30,
	2012	2011
Weighted average fair value per share of options granted	$4.64	$3.44
Total number of options granted	1,040,000	905,000
Total fair value of all options granted	$4,824,200	$3,115,000

     The following table summarizes stock option transactions for fiscal 2013, 2012 and 2011.

				Weighted
				Average
		Weighted Average	Aggregate	Remaining
	Shares Subject to	Exercise Price Per	Intrinsic	Contractual
	Option	Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at January 31, 2010	6,148,900	$12.94	$1,383	5.9 years
Granted	905,000	$6.39
Exercised	-	$-	$-
Expired	(214,500)	$13.44
Forfeited	(905,700)	$27.04
Outstanding at January 30, 2011	5,933,700	$9.77	$12,507	6.5 years
Granted	1,040,000	$7.00
Exercised	(396,900)	$2.61	$2,721
Expired	(504,000)	$17.60
Forfeited	(263,400)	$3.91
Outstanding at January 29, 2012	5,809,400	$9.35	$14,572	6.6 years
Granted	-	$-
Exercised	(128,000)	$1.93	$947
Expired	(304,900)	$34.40
Forfeited	(170,000)	$6.84
Outstanding at February 3, 2013	5,206,500	$8.15	$36,388	5.8 years
Exercisable at February 3, 2013	3,699,000	$8.66	$27,239	5.1 years

     Additional information regarding stock options outstanding as of February 3, 2013 is as follows:

			Options Outstanding			Options Exercisable

				Weighted Average
				Remaining
				Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices			Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.40	-	$3.41	2,353,600	5.9	$2.49	2,161,100	$2.47
$6.39	-	$9.71	2,035,000	7.7	$7.25	800,000	$7.31
$12.52	-	$15.36	393,400	2.0	$13.86	313,400	$14.20
$28.11	-	$28.11	112,700	-	$28.11	112,700	$28.11
$30.98	-	$44.22	311,800	0.6	$42.38	311,800	$42.38

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock). The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2013, 2012 and 2011:

		Weighted
		Average Grant
	Unvested	Date Fair
	Shares	Value
Unvested at January 31, 2010	1,386,200	$4.13
Granted	420,000	$4.29
Vested	(786,500)	$4.17
Forfeited	(15,200)	$4.16
Unvested at January 30, 2011	1,004,500	$4.16
Granted	668,400	$7.65
Vested	(549,300)	$4.95
Forfeited	(67,100)	$4.42
Unvested at January 29, 2012	1,056,500	$5.95
Granted	757,700	$10.28
Vested	(497,300)	$5.76
Forfeited	(78,700)	$6.49
Unvested at February 3, 2013	1,238,200	$8.65

     The total fair value as of the grant date of the restricted stock and restricted stock unit awards vesting during fiscal 2013, 2012 and 2011 was $2.9 million, $2.7 million and $3.3 million, respectively.

     As of February 3, 2013, the total unrecognized compensation cost related to SBP awards was approximately $8.2 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.5 years.

     At February 3, 2013, there were approximately 9.7 million shares of common stock reserved for issuance pursuant to awards granted under the 2012 and 2000 Plans.

Common Shares and Warrants Issued in Connection With Settlement of Litigation

     In fiscal 2008, the Company issued warrants to acquire 4.3 million shares of common stock at a price of $12.21 per share in connection with the settlement of certain litigation. The warrants expired unexercised on March 2, 2012.

Warrant Issued in Exchange for Services

     In fiscal 2006, the Company issued a warrant to purchase 1.2 million shares of the Company’s common stock at a price of $7.75 per share as part of the consideration paid to a corporate recovery and advisory firm. The warrant expired unexercised on January 31, 2013.

Tax Asset Protection Plan

     On January 14, 2013, the Company’s Board of Directors adopted a tax asset protection plan (the “Plan”) intended to preserve the Company’s federal net operating loss and other tax carryforwards, which represent a substantial asset to the Company and its shareholders.

     As of February 3, 2013, the Company had approximately $206 million of federal net operating losses that can be carried forward to future years to offset taxable income the Company earns in the future, thereby reducing the amount of taxes payable by the Company in subsequent years. These carryforwards are more fully described in Note 3. These net operating loss carryforwards expected to be realized in future had a carrying value of approximately $81 million as of February 3, 2013.

     Under the Internal Revenue Code (the “Code”), the Company’s ability to make use of these carryforwards would be limited in the event of a significant change in ownership of the Company’s common shares by shareholders owning 5% or more of the Company’s shares. Specifically, a cumulative change of more than 50% of the Company’s shares during any three year period by shareholders owning 5% or more of the Company’s stock would trigger a limitation. Certain Company actions, including share repurchases, would also add to the cumulative ownership change.

     Because a limitation in the Company’s ability to utilize its tax carryforwards could increase the amount of the Company’s future tax payments or accelerate the timing of such payments, a limitation could have a material adverse effect on the Company’s cash flows and financial position. For this reason, the Company adopted the Plan to discourage persons from acquiring more than 4.99% of the Company’s common shares, which should have the effect of substantially reducing the likelihood of an ownership change and any resulting limitation on the Company’s ability to utilize its carryforwards.

     Under the Plan, subject to certain exceptions, the acquisition by any person or group of 4.99% or more of the Company’s outstanding shares of common stock makes that person or group an “acquiring person” and could result in significant dilution in the ownership and economic interest of such acquiring person. This potential dilution acts as a strong deterrent against stock acquisitions that may result in an ownership change that could give rise to a limitation on the Company’s ability to utilize the carryforwards.

     To effect the Plan, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of its common stock payable to registered shareholders of record as of January 24, 2013, as well as to holders of the Company’s common stock issued after that date. The Rights trade with, and be represented by, the Company’s common stock.

     Under the Plan, the Board is granted the discretion to exempt persons from the 4.99% threshold if it were to determine that such ownership is in the best interests of shareholders and not inconsistent with the purpose of the Plan. Shareholders of the Company as of January 14, 2103 holding 4.99% or more of the Company’s outstanding shares of common stock are exempt from the provisions of the Plan unless they thereafter make additional purchases. The Plan will expire upon redemption or exchange of the Rights or if the net operating loss carryforwards are utilized in all material respects or are no longer available in any material respect. Otherwise, the Plan will expire no later than the close of business on January 14, 2019, unless extended by the Board.

     The Plan should not interfere with any merger or other business combination that is in the best interests of the Company and its shareholders because the Rights may be redeemed by the Company at $0.01 per Right in cash prior to the time the Rights become exercisable.

Repurchases of Common Shares

     Pursuant to the authorization of its Board of Directors, from March 27, 2012 through June 28, 2012, the Company’s repurchased $20 million of its common stock. The average price per share was $6.42.

     During each of the last three fiscal years, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $758,000, $1.0 million and $581,000 in fiscal 2013, 2012 and 2011, respectively. The aggregate fair value of the surrendered shares has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The following table summarizes repurchases of common stock for fiscal 2013, 2012 and 2011:

	Year Ended
	February 3,		January 29,		January 30,
	2013		2012		2011
		Common		Common		Common
	Shares	Stock	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share
repurchase authorization	3,113	$20,000	-	$-	-	$-
Shares surrendered in reimbursement
for withholding taxes	100	758	128	1,004	73	581
	3,213	$20,758	128	$1,004	73	$581

Note 16 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$-	$60	$3,437
Impairment of long-lived assets - adjustments to previously recorded
estimates	-	-	(173)
Impairment of reacquired franchise rights	-	-	40
Total impairment charges	-	60	3,304
Lease termination costs:
Provision for termination costs	306	733	1,449
Less — reversal of previously recorded accrued rent expense	-	-	(687)
Net provision	306	733	762
Total impairment charges and lease termination costs	$306	$793	$4,066

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $60,000 and $3.4 million in fiscal 2012 and 2011, respectively. Such charges relate to underperforming stores, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment.

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$709	$1,995	$1,679
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	-	-	422
Adjustments to previously recorded provisions resulting from settlements
with lessors and adjustments of previous estimates	276	656	832
Accretion of discount	30	77	195
Total provision	306	733	1,449
Payments on unexpired leases, including settlements with lessors	(369)	(2,019)	(1,133)
Balance at end of year	$646	$709	$1,995
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$464	$458	$648
Other long-term obligations and deferred credits	182	251	1,347
	$646	$709	$1,995

Note 17 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $8.9 million, $9.5 million and $8.5 million in fiscal 2013, 2012 and 2011, respectively, of sales to stores owned by franchisees in which the Company had an ownership interest. Revenues also include royalties from these franchisees of $1.3 million, $1.8 million and $1.9 million in fiscal 2013, 2012 and 2011, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 4. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of an entity which, until December 20, 2012, was the beneficial owner of approximately 13% of the Company’s common stock. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $6.7 million in fiscal 2013, $7.8 million in fiscal 2012 and $9.2 million in fiscal 2011. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

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

Note 18 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. The Company currently matches 50% of the first 6% of compensation contributed by each employee to the 401(k) Plan. Contributions expense for this plan totaled approximately $820,000 in fiscal 2013, $820,000 in fiscal 2012 and $780,000 in fiscal 2011.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of the Company’s general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $1.8 million and $1.0 million at February 3, 2013 and January 29, 2012, respectively.

Note 19 — Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 3, 2013 and January 29, 2012.

	February 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,816	$-	$-
Interest rate derivative	-	16	-
Total assets	$1,816	$16	$-
Liabilities:
Agricultural commodity futures contracts	$15	$-	$-

	January 29, 2012
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,039	$-	$-
Agricultural commodity futures contracts	21	-	-
Interest rate derivative	-	53	-
Total assets	$1,060	$53	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following tables present the nonrecurring fair value measurements recorded during the year ended February 3, 2013, January 29, 2012 and January 30, 2011.

	Year Ended February 3, 2013
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$-	$-	$-
Lease termination liabilities	-	-	-	-

	Year Ended January 29, 2012
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$1,130	$-	$(60)
Lease termination liabilities	-	-	-	-

	Year Ended January 30, 2011
	Level 1	Level 2	Levael 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$4,123	$-	$(3,437)
Lease termination liabilities	-	422	-	265

     There were no nonrecurring fair value measurements recorded during fiscal 2013.

Long-Lived Assets

     During the year ended January 29, 2012, long-lived assets with an aggregate carrying value of $1.2 million were written down to their estimated fair values of $1.1 million, resulting in recorded impairment charges of $60,000 as described in Note 16. During the year ended January 30, 2011, long-lived assets with an aggregate carrying value of $7.5 million were written down to their estimated fair values of $4.1 million, resulting in recorded impairment charges of $3.4 million. During fiscal 2012 and 2011, the Company recorded impairment charges related to long-lived assets, substantially all of which were real properties; the fair values of these assets were estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of any properties which the Company is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. The charges relate to stores closed, refranchised or expected to be closed, as well as charges with respect to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. These inputs are classified as Level 2 within the valuation hierarchy.

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

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of February 3, 2013 and January 29, 2012 were as follows:

	February 3, 2013		January 29, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$66,332	$66,332	$44,319	$44,319
Receivables	25,627	25,627	25,467	25,467
Receivables from Equity Method Franchisees	705	705	655	655
Agriculture commodity futures contracts	-	-	21	21
Interest rate derivative	16	16	53	53

Liabilities:
Accounts payable	12,198	12,198	10,494	10,494
Agriculture commodity futures contracts	15	15	-	-
Long-term debt (including current maturities)	25,743	25,743	27,593	27,593

     The fair value of the term loan is estimated based on an indicative bid price, valuation input Level 2, under GAAP.

Note 20 — Derivative Instruments

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

     Additional disclosure about the fair value of derivative instruments is included in Note 19.

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At February 3, 2013, the Company had commodity derivatives with an aggregate contract volume of 145,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

     These derivatives entered into in May 2007 were accounted for as cash flow hedges from their inception through April 8, 2008. Hedge accounting was discontinued on that date because the derivative contracts could no longer be shown to be effective in hedging interest rate risk as a result of amendments to the Company’s 2007 Secured Credit Facilities, which provided that interest on LIBOR-based borrowings is payable based upon the greater of the LIBOR rate for the selected interest period or 3.25%. As a consequence of the discontinuance of hedge accounting, changes in the fair value of the derivative contracts subsequent to April 8, 2008 were reflected in earnings as they occurred. Amounts included in accumulated other comprehensive income related to changes in the fair value of the derivative contracts for periods prior to April 9, 2008 were charged to earnings in the periods in which the hedged forecasted transaction (interest on $60 million of the principal balance of the 2007 Term Loan) affected earnings, or earlier upon a determination that some or all of the forecasted transaction would not occur. Such charges totaled approximately $152,000 in fiscal 2011.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of February 3, 2013 and January 29, 2012:

		Asset Derivatives
		Fair Value
Derivatives Not Designated as		February 3,	January 29,
Hedging Instruments	Balance Sheet Location	2013	2012
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$-	$21

		Liability Derivatives
		Fair Value
Derivatives Not Designated as		February 3,	January 29,
Hedging Instruments	Balance Sheet Location	2013	2012
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$15	$-

		Asset Derivatives
		Fair Value
		February 3,	January 29,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2013	2012
		(In thousands)
Interest rate derivative	Other assets	$16	$53

     The effect of derivative instruments on the consolidated statement of operations for the year ended February 3, 2013, January 29, 2012 and January 30, 2011, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	February 3,	January 29,	January 30,
Instruments	Recognized in Income	2013	2012	2011
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$837	$(451)	$544
Gasoline commodity futures contracts	Direct operating expenses	-	(31)	185
Total		$837	$(482)	$729

		Amortization of Derivative Asset
		Recognized in Income
		Year Ended
	Location of Amortization of Derivative	February 3,	January 29,	January 30,
Derivatives Designated as a Cash Flow Hedge	Asset Recognized in Income	2013	2012	2011
		(In thousands)
Interest rate derivative	Interest expense	$(34)	$-	$-

     The effect of derivative instruments on other comprehensive income for the year end February 3, 2013, January 29, 2012 and January 30, 2011, was as follows:

		Amount of Derivative Gain
		or (Loss) Recognized in OCI
		Year Ended
	Location of Derivative Gain or (Loss)	February 3,	January 29,	January 30,
Derivatives Designated as a Cash Flow Hedge	Recognized in OCI	2013	2012	2011
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$(3)	$(549)	$-
	Less-income tax effect	1	213	-
	Net change in amount recognized
	in OCI	$(2)	$(336)	$-

Note 21 — Acquisitions and Divestitures

Business Combination

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. The acquired assets consisted principally of two Krispy Kreme stores. The allocation of the purchase price was as follows: $464,000 to property and equipment, $8,000 to other assets, and the balance of $443,000 to reacquired franchise rights. The results of operations of the acquired business have been included with those of the Company from the acquisition date.

Asset Divestiture

     On September 27, 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, for three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After the Company’s acquisition of the assets, the franchisee continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest at 8%, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the minimum amount necessary to recognize a gain on the sale, the Company deferred recognition of the $1.7 million gain, and such deferred gain is reflected as a reduction in the carrying value of the note receivable. The Company is reporting the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. At such time as the franchisee’s investment exceeds 20% of the purchase price, the Company will reconsider whether recognition of a gain on the transaction is then appropriate.

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2013 and 2012.

	Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2012	2012	2012	2013
	(In thousands, except per share data)
Revenues	$108,496	$102,115	$107,087	$118,145
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	88,691	85,657	90,220	98,260
General and administrative expenses	6,458	4,770	5,083	8,778
Depreciation and amortization expense	2,482	2,399	2,357	2,653
Impairment charges and lease termination costs	31	55	216	4
Operating income	10,834	9,234	9,211	8,450
Interest income	27	61	14	12
Interest expense	(398)	(420)	(384)	(440)
Equity in losses of equity method franchisees	(50)	(53)	(47)	(52)
Other non-operating income and (expense), net	78	79	80	80
Income before income taxes	10,491	8,901	8,874	8,050
Provision for income taxes	4,465	3,972	3,830	3,270
Net income	$6,026	$4,929	$5,044	$4,780
Earnings per common share:
Basic	$0.09	$0.07	$0.08	$0.07
Diluted	$0.08	$0.07	$0.07	$0.07

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

	Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2012	2012	2012	2013
	(In thousands)
Revenues by business segment:
Company Stores	$73,341	$69,338	$72,493	$81,322
Domestic Franchise	2,633	2,430	2,498	2,764
International Franchise	6,027	5,781	6,024	7,109
KK Supply Chain:
Total revenues	53,785	51,465	52,825	57,337
Less - intersegment sales elimination	(27,290)	(26,899)	(26,753)	(30,387)
External KK Supply Chain revenues	26,495	24,566	26,072	26,950
Total revenues	$108,496	$102,115	$107,087	$118,145

Operating income (loss):
Company Stores	$2,948	$338	$1,985	$3,263
Domestic Franchise	1,569	1,329	1,174	1,518
International Franchise	4,494	4,162	4,301	4,430
KK Supply Chain	8,477	8,392	7,312	8,269
Total segment operating income	17,488	14,221	14,772	17,480
Unallocated general and administrative expenses
(including depreciation and amortization expense)	(6,623)	(4,932)	(5,345)	(9,026)
Impairment charges and lease termination costs	(31)	(55)	(216)	(4)
Consolidated operating income	$10,834	$9,234	$9,211	$8,450

	Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2011	2011	2011	2012 (1)
	(In thousands, except per share data)
Revenues	$104,600	$97,952	$98,708	$101,957
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	86,983	85,697	85,874	87,880
General and administrative expenses	5,644	4,930	4,941	6,673
Depreciation and amortization expense	1,938	2,087	2,208	2,002
Impairment charges and lease termination costs	244	301	135	113
Operating income	9,791	4,937	5,550	5,289
Interest income	45	56	30	35
Interest expense	(477)	(414)	(385)	(390)
Equity in income (losses) of equity method franchisees	(9)	12	(72)	(53)
Gain on sale of interest in equity method franchisee	-	6,198	-	-
Other non-operating income and (expense), net	86	86	89	(46)
Income before income taxes	9,436	10,875	5,212	4,835
Provision for income taxes	265	2,036	495	(138,707)
Net income	$9,171	$8,839	$4,717	$143,542
Earnings per common share:
Basic	$0.13	$0.13	$0.07	$2.06
Diluted	$0.13	$0.12	$0.07	$2.01

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

	Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2011	2011	2011	2012
	(In thousands)
Revenues by business segment:
Company Stores	$69,475	$65,992	$67,606	$68,584
Domestic Franchise	2,369	2,349	2,327	2,418
International Franchise	5,636	5,352	5,374	6,259
KK Supply Chain:
Total revenues	53,883	50,341	50,277	51,952
Less - intersegment sales elimination	(26,763)	(26,082)	(26,876)	(27,256)
External KK Supply Chain revenues	27,120	24,259	23,401	24,696
Total revenues	$104,600	$97,952	$98,708	$101,957

Operating income (loss):
Company Stores	$2,174	$(1,049)	$(574)	$(267)
Domestic Franchise	1,147	216	1,114	1,260
International Franchise	4,171	3,409	3,313	4,161
KK Supply Chain	8,342	7,745	6,987	7,086
Total segment operating income	15,834	10,321	10,840	12,240
Unallocated general and administrative expenses
(including depreciation and amortization expense)	(5,799)	(5,083)	(5,155)	(6,838)
Impairment charges and lease termination costs	(244)	(301)	(135)	(113)
Consolidated operating income	$9,791	$4,937	$5,550	$5,289

(1)	The provision for income taxes in the quarter ended January 29, 2012 includes a credit of $139.6 million for the reversal of valuation allowances on deferred tax assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of February 3, 2013, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of February 3, 2013, the Company’s disclosure controls and procedures were effective.

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

     Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2013, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of February 3, 2013, based on the COSO criteria.

     The effectiveness of the Company’s internal control over financial reporting as of February 3, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

     During the quarter ended February 3, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on June 18, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 25, 2012 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on June 18, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on June 18, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on June 18, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on June 18, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”	71

2.	Financial Statement Schedules.
	For each of the three fiscal years in the period ended February 3, 2013:
	Schedule I — Condensed Financial Information of Registrant	119

3.	Exhibits.	123

Exhibit
Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
4.2	—	Tax Asset Protection Plan between the Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 15, 2013)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.3	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.4	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Jeffrey B. Welch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.6	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**

10.8	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.9	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)*
10.10	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.11	—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on February 22, 2000)**
10.12	—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.13	—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.14	—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.15	—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.16	—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.17	—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.18	—	2012 Stock Incentive Plan, effective June 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012)**
10.19	—	Form of Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.20	—	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.21	—	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.22	—	Form of Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.23	—	Form of Director Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.24	—	Form of Director Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.25	—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.26	—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.27	—	Credit Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)

10.28		—	Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 2, 2011)
10.29		—	Security Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.30		—	Guaranty Agreement, dated as of January 28, 2011, among Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2011)
10.31		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.32		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.32		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23	*	—	Consent of PricewaterhouseCoopers LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		—	The following materials from our Annual Report on Form 10-K for the year ended February 3, 2013 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for each of the three years in the period ended February 3, 2013 ; (ii) Consolidated Statement of Comprehensive Income for each of the three years in the period ended February 3, 2013; (iii) the Consolidated Balance Sheet as of February 3, 2013 and January 29, 2012; (iv) the Consolidated Statement of Cash Flows for each of the three years in the period ended February 3, 2013 ; (v) the Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended February 3, 2013 ; and (vi) the Notes to the Consolidated Financial Statements***
____________________

*	Filed herewith

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

Krispy Kreme Doughnuts, Inc.

Date: April 19, 2013	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Executive Vice President and Chief
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on : April 19, 2013.

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
Togo D. West, Jr.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF INCOME

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands, except per share amounts)
Equity in income of subsidiaries	$20,779	$166,269	$7,599
Miscellaneous expenses	-	-	-
Income before income taxes	20,779	166,269	7,599
Provision for income taxes	-	-	-
Net income	$20,779	$166,269	$7,599

Earnings per common share:
Basic	$0.31	$2.40	$0.11
Diluted	$0.30	$2.33	$0.11

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
Net income	$20,779	$166,269	$7,599
Other comprehensive income (loss)	(2)	(302)	146
Comprehensive income	$20,777	$165,967	$7,745

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	February 3,	January 29,
	2013	2012
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$246,432	$249,126

SHAREHOLDERS’ EQUITY

Preferred stock	$-	$-
Common stock	354,068	377,539
Accumulated other comprehensive loss	(338)	(336)
Accumulated deficit	(107,298)	(128,077)
Total shareholders’ equity	$246,432	$249,126

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	February 3,	January 29,	January 30,
	2013	2012	2011
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$20,779	$166,269	$7,599
Equity in income of subsidiaries	(20,779)	(166,269)	(7,599)
Net cash provided by (used for) operating activities	-	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	20,502	(32)	576
Net cash provided by (used for) investing activities	20,502	(32)	576
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	247	1,036	-
Proceeds from exercise of warrants	9	-	5
Repurchase of common shares	(20,758)	(1,004)	(581)
Net cash provided by (used for) financing activities	(20,502)	32	(576)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-