Form 10-Q
period 2013-05-05
KRISPY KREME DOUGHNUTS INC
filed 2013-06-14
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2013
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

     Number of shares of Common Stock, no par value, outstanding as of June 2, 2013: 65,486,521.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2014 and fiscal 2013 mean the fiscal years ending February 2, 2014 and February 3, 2013, respectively.

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

  risks associated with implementation of new technology platforms; and

  other factors discussed in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2013 (the “2013 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands, except per share amounts)
Revenues	$120,625	$108,496
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
expense shown below)	96,558	88,691
General and administrative expenses	6,055	6,458
Depreciation and amortization expense	2,820	2,482
Impairment charges and lease termination costs	8	31
Operating income	15,184	10,834
Interest income	61	27
Interest expense	(437)	(398)
Equity in losses of equity method franchisees	(53)	(50)
Other non-operating income and (expense), net	(5)	78
Income before income taxes	14,750	10,491
Provision for income taxes	6,751	4,465
Net income	$7,999	$6,026

Earnings per common share:
Basic	$0.12	$0.09
Diluted	$0.11	$0.08

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Net income	$7,999	$6,026
Other comprehensive income:
Unrealized gain on cash flow hedge	10	2
Less income taxes	(4)	(1)
Total other comprehensive income	6	1
Comprehensive income	$8,005	$6,027

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 5,	February 3,
	2013	2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,723	$66,332
Receivables	26,166	25,627
Receivables from equity method franchisees	745	705
Inventories	14,408	12,358
Deferred income taxes	23,223	23,323
Other current assets	5,837	6,439
Total current assets	145,102	134,784
Property and equipment	80,339	78,024
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,140	24,195
Deferred income taxes	87,083	93,088
Other assets	10,813	11,847
Total assets	$347,477	$341,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,029	$2,148
Accounts payable	13,439	12,198
Accrued liabilities	27,985	32,330
Total current liabilities	43,453	46,676
Long-term debt, less current maturities	22,110	23,595
Other long-term obligations and deferred credits	26,262	25,235

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: May 5,
2013 - 65,487 and February 3, 2013 - 65,356	355,283	354,068
Accumulated other comprehensive loss	(332)	(338)
Accumulated deficit	(99,299)	(107,298)
Total shareholders’ equity	255,652	246,432
Total liabilities and shareholders’ equity	$347,477	$341,938

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,999	$6,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,820	2,482
Deferred income taxes	6,105	4,234
Accrued rent expense	217	114
(Gain) loss on disposal of property and equipment	(147)	229
Share-based compensation	946	1,377
Provision for doubtful accounts	52	48
Amortization of deferred financing costs	124	103
Equity in losses of equity method franchisees	53	50
Other	(173)	(67)
Cash provided by operations	17,996	14,596
Change in assets and liabilities:
Receivables	(495)	(155)
Inventories	(2,132)	482
Other current and non-current assets	3,084	540
Accounts payable and accrued liabilities	(4,290)	(5,131)
Other long-term obligations and deferred credits	230	32
Net cash provided by operating activities	14,393	10,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,459)	(1,317)
Proceeds from disposals of property and equipment	613	41
Other investing activities	183	(36)
Net cash used for investing activities	(4,663)	(1,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,608)	(545)
Deferred financing costs	-	(11)
Proceeds from exercise of stock options	269	-
Proceeds from exercise of warrants	-	9
Repurchase of common shares	-	(1,300)
Net cash used for financing activities	(1,339)	(1,847)
Net increase in cash and cash equivalents	8,391	7,205
Cash and cash equivalents at beginning of period	66,332	44,319
Cash and cash equivalents at end of period	$74,723	$51,524

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the three months
ended May 5, 2013	-	-	6	7,999	8,005
Exercise of stock options	122	269	-	-	269
Share-based compensation	9	946	-	-	946
Balance at May 5, 2013	65,487	$355,283	$(332)	$(99,299)	$255,652

Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income for the three months
ended April 29, 2012	-	-	1	6,026	6,027
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)	-	-	(7,174)
Exercise of warrants	1	9	-	-	9
Share-based compensation	11	1,377	-	-	1,377
Repurchase of common shares	(255)	(1,854)	-	-	(1,854)
Balance at April 29, 2012	67,849	$369,897	$(335)	$(122,051)	$247,511

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

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2013 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2013 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 3, 2013 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Numerator: net income	$7,999	$6,026
Denominator:
Basic earnings per share - weighted average shares outstanding	67,012	69,562
Effect of dilutive securities:
Stock options and warrants	2,751	1,781
Restricted stock units	815	545
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	70,578	71,888

     Stock options and warrants with respect to 617,000 and 2.3 million shares for the three months ended May 5, 2013 and April 29, 2012, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

	May 5,	April 29,
	2013	2012
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on cash flow hedge	$(542)	$(547)
Less: deferred income taxes	210	212
Balance at the end of the period, net of tax	$(332)	$(335)

     CORRECTION OF BALANCE SHEET CLASSIFICATION ERROR. The Company’s KK Supply Chain transfers doughnut mixes and certain other goods to third-party distribution companies which, in turn, distribute such products to Company and franchise stores pursuant to distribution contracts with KK Supply Chain. The Company does not record revenues or profit on the product transfers to the distribution companies because all revenue recognition criteria are not met at that time. Revenues and profit are recorded only upon the delivery of the goods to the stores by the distribution companies (and the sales to Company shops are eliminated in consolidation). In the fourth quarter of fiscal 2013, the Company concluded that certain of the Company’s receivables from third-party distribution companies resulting from the product transfers had been incorrectly reported as a component of inventories, rather than as a component of receivables, in prior periods. The Company corrected this classification error as of February 3, 2013. While not material to previously issued financial statements, to enhance comparability, the Company corrected the corresponding error as of April 29 and January 29, 2012, by revising the classification of $3.8 million and $3.9 million, respectively, of receivables from the distribution companies previously classified as inventories to receivables. The error also affected the change in inventories and change in receivables line items in the statement of cash flows in the first quarter of fiscal 2013, but there was no effect on net cash provided by operating activities. The Company revised its statement of cash flows to adjust the increase in receivables from $261,000 to $155,000 and to adjust the decrease in inventories from $588,000 to $482,000 in first quarter of fiscal 2013. Correction of this error had no effect on the Company’s results of operations, total current assets, working capital, or total operating, investing, or financing cash flows.

Recent Accounting Pronouncements

     In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no material effect on the Company’s consolidated financial statements.

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing. The amended guidance permits, but does not require, an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for the Company in fiscal 2014, with early adoption permitted. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no effect on the Company’s consolidated financial statements.

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

     The following table presents the results of operations of the Company’s operating segments for the three months ended May 5, 2013 and April 29, 2012. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Revenues:
Company Stores	$81,921	$73,341
Domestic Franchise	2,871	2,633
International Franchise	6,445	6,027
KK Supply Chain:
Total revenues	59,811	53,785
Less – intersegment sales elimination	(30,423)	(27,290)
External KK Supply Chain revenues	29,388	26,495
Total revenues	$120,625	$108,496

Operating income:
Company Stores	$5,314	$2,948
Domestic Franchise	1,439	1,569
International Franchise	4,531	4,494
KK Supply Chain	10,239	8,477
Total segment operating income	21,523	17,488
Unallocated general and administrative expenses (including depreciation
and amortization)	(6,331)	(6,623)
Impairment charges and lease termination costs	(8)	(31)
Consolidated operating income	$15,184	$10,834

Depreciation and amortization expense:
Company Stores	$2,354	$2,097
Domestic Franchise	14	55
International Franchise	3	3
KK Supply Chain	173	162
Corporate administration	276	165
Total depreciation and amortization expense	$2,820	$2,482

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

     The valuation allowance of $9.8 million at May 5, 2013 and February 3, 2013 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

     In fiscal 2008, the Company issued warrants to acquire shares of the Company’s common stock at a price of $12.21 per share in connection with the settlement of certain litigation. The warrants expired unexercised in the first quarter of fiscal 2013 and, accordingly, the Company will not be entitled to any income tax deduction related to them. Deferred tax assets at January 29, 2012 included approximately $7.2 million related to these warrants. In accordance with GAAP, such amounts were charged to common stock in the first quarter of fiscal 2013 because common stock in the accompanying consolidated balance sheet includes cumulative credits related to share-based compensation in excess of such amounts.

Note 4 — Receivables

     The components of receivables are as follows:

	May 5,	February 3,
	2013	2013
	(In thousands)
Receivables:
Wholesale customers	$10,459	$11,244
Unaffiliated franchisees	10,877	9,728
Due from third-party distributors	3,820	3,590
Other receivables	1,206	1,216
Current portion of notes receivable	510	464
	26,872	26,242
Less — allowance for doubtful accounts:
Wholesale customers	(274)	(373)
Unaffiliated franchisees	(432)	(242)
	(706)	(615)
	$26,166	$25,627

Receivables from Equity Method Franchisees (Note 6):
Trade	$745	$705

     The changes in the allowance for doubtful accounts are summarized as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$615	$1,158
Provision for doubtful accounts	69	107
Net recoveries (chargeoffs)	22	(735)
Balance at end of period	$706	$530

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(17)	(59)
Net recoveries (chargeoffs)	17	59
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet which are summarized in the following table.

	May 5,	February 3,
	2013	2013
	(In thousands)
Notes receivable:
Notes receivable from franchisees, net of deferred gain of $1.7 million (Note 12)	$2,376	$1,738
Less — portion due within one year included in receivables	(510)	(464)
Less — allowance for doubtful accounts	(62)	(62)
	$1,804	$1,212

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Balance at beginning of period	$62	$68
Provision for doubtful accounts	-	-
Net recoveries (chargeoffs)	-	-
Balance at end of period	$62	$68

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $3.2 million at May 5, 2013 and $3.3 million at February 3, 2013 representing primarily royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. Payments were required to be made on a promissory note of approximately $220,000 of the $3.2 million balance at May 5, 2013.

Note 5 — Inventories

     The components of inventories are as follows:

	May 5,	February 3,
	2013	2013
	(In thousands)
Raw materials	$6,174	$5,678
Work in progress	103	52
Finished goods and purchased merchandise	8,131	6,628
	$14,408	$12,358

Note 6 — Investments in Franchisees

     As of May 5, 2013, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 5, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$335	$332
Kremeworks Canada, LP	24.5%	-	36	-
Krispy Kreme of South Florida, LLC	35.3%	-	374	1,628
		900	745	$1,960
Less: reserves and allowances		(900)	-
		$-	$745

	February 3, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$281	$437
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	404	1,628
		900	705	$2,065
Less: reserves and allowances		(900)	-
		$-	$705

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

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2013. The aggregate amount of such indebtedness was approximately $1.7 million at May 5, 2013.

     Current liabilities include accruals for potential payments under loan guarantees of approximately $1.6 million at both May 5, 2013 and February 3, 2013 related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness matured by its terms in October 2009. Such maturity had been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender. The new lender has advised KKSF that the entire balance due under the loan is currently due and owing, but has not made demand for payment on KKSF. KKSF is seeking modifications of the loan agreement from the new lender to extend the maturity of the loan and, as an alternative, is seeking replacement financing from other lenders to refinance the balance of the loan. There was no liability reflected in the financial statements for the guarantee of Kremeworks’ debt because the Company did not believe it was probable that the Company would be required to perform under that guarantee. While there is no current demand on the Company to perform under either of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at May 5, 2013, additional guarantee payments or provisions for guarantee payments could be required with respect to either of the guarantees, and such payments or provisions could be significant.

Note 7 — Commitments and Contingencies

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

   Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. No liability has been recorded with respect to this matter because management does not believe it is probable that a loss has been incurred. In March 2013, both parties agreed to avail themselves of the Fairfax County Court’s alternate dispute resolution program, and the matter has been set for binding arbitration to commence on June 20, 2013.

Other Commitments and Contingencies

     One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $9.2 million at May 5, 2013, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three months ended May 5, 2013 and April 29, 2012 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Costs charged to earnings related to:
Stock options	$217	$827
Restricted stock units	729	550
Total costs	$946	$1,377

Costs included in:
Direct operating expenses	$496	$370
General and administrative expenses	450	1,007
Total costs	$946	$1,377

Repurchases of Common Stock

     Pursuant to the authorization of its Board of Directors, from March 27, 2012 through June 28, 2012, the Company repurchased $20 million of its common stock at an average price per share of $6.42. Through April 29, 2012, the Company repurchased 255,000 shares at an average cost of $7.27 per share, for a total cost of $1.9 million, of which approximately $1.3 million was settled prior to quarter end.

Note 9 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	8	31
Total impairment charges and lease termination costs	$8	$31

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Balance at beginning of period	$646	$709
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	2	23
Accretion of discount	6	8
Total provision	8	31
Payments on unexpired leases, including settlements with
lessors	(29)	(46)
Balance at end of period	$625	$694

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 5, 2013 and February 3, 2013.

	May 5, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,147	$-	$-
Agricultural commodity futures contracts	175	-	-
Interest rate derivative	-	7	-
Total assets	$2,322	$7	$-

	February 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,816	$-	$-
Interest rate derivative	-	16	-
Total assets	$1,816	$16	$-
Liabilities:
Agricultural commodity futures contracts	$15	$-	$-

     The fair value of the interest rate derivative is estimated based on an indicative bid price.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     There were no nonrecurring fair value measurements recorded during the three months ended May 5, 2013 and April 29, 2012.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of May 5, 2013 and February 3, 2013 were as follows:

	May 5, 2013		February 3, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$74,723	$74,723	$66,332	$66,332
Receivables	26,166	26,166	25,627	25,627
Receivables from Equity Method Franchisees	745	745	705	705
Agricultural commodity futures contracts	175	175	-	-
Interest rate derivatives	7	7	16	16

Liabilities:
Accounts payable	13,439	13,439	12,198	12,198
Agricultural commodity futures contracts	-	-	15	15
Long-term debt (including current maturities)	24,139	24,139	25,743	25,743

     The fair value of the term loan is estimated based on an indicative bid price, valuation input Level 2. The carrying values of all other financial instruments approximate their fair values at May 5, 2013 and February 3, 2013.

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At May 5, 2013, the Company had commodity derivatives with an aggregate contract volume of 620,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of May 5, 2013 and February 3, 2013:

		Asset Derivatives
		Fair Value
		May 5,	February 3,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2013
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$175	$-

		Liability Derivatives
		Fair Value
		May 5,	February 3,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2013
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$-	$15

		Asset Derivatives
		Fair Value
		May 5,	February 3,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2013	2013
		(In thousands)
Interest rate derivative	Other assets	$7	$16

     The effect of derivative instruments on the consolidated statement of income for the three months ended May 5, 2013 and April 29, 2012, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized	May 5,	April 29,
Derivatives Not Designated as Hedging Instruments	in Income	2013	2012
		(In thousands)
Agricultural commodity futures
contracts	Direct operating expenses	$(170)	$51

		Amortization of Derivative Asset
		Recognized in Income
		Three Months Ended
	Location of Amortization of Derivative Asset	May 5,	April 29,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2013	2012
		(In thousands)
Interest rate derivative	Interest expense	$(19)	$(2)

		Amount of Derivative Gain or (Loss)
		Recognized in OCI
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized	May 5,	April 29,
Derivatives Designated as a Cash Flow Hedge	in OCI	2013	2012
		(In thousands)
Interest rate derivative	Unrealized gain on interest rate derivative	$10	$2
	Less - income tax effect	(4)	(1)
	Net change in amount recognized in OCI	$6	$1

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

   Asset Divestiture

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market to a new franchisee who was a former employee of the Company; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The aggregate purchase price of the stores and the related assets was approximately $1.1 million evidenced by a promissory note payable in installments equal to 3.5% of the stores’ sales, plus interest at 7% beginning in February 2013. The four stores had total sales of approximately $9 million in fiscal 2013. The Company did not record a significant gain or loss on the refranchising transaction.

     On September 27, 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, for three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After the Company’s acquisition of the assets, the franchisee has continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest at 8%, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the minimum amount necessary to recognize a gain on the sale, the Company deferred recognition of the $1.7 million gain, and such deferred gain is reflected as a reduction in the carrying value of the note receivable. The Company is reporting the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. At such time as the franchisee’s investment exceeds 20% of the purchase price, the Company will reconsider whether recognition of a gain on the transaction is then appropriate.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for the three months ended May 5, 2013 and April 29, 2012.

	Three Months Ended
	May 5,	April 29,
	2013	2012
Change in Same Store Sales (on-premises sales only):
Company stores	11.4%	2.1%
Domestic Franchise stores	11.3%	5.8%
International Franchise stores	(11.0)%	(7.9)%
International Franchise stores, in constant dollars(1)	(7.3)%	(7.4)%

Change in Same Store Customer Count - Company stores
(retail sales only)	10.3%	1.3%

Average guest check - Company stores (retail sales only)	$7.33	$7.14

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchants	5,370	5,603
Convenience stores	4,481	4,600

Average weekly sales per door:
Grocery/mass merchants	$366	$316
Convenience stores	266	248

Systemwide Sales (in thousands):(2)
Company stores	$81,121	$72,805
Domestic Franchise stores	80,986	71,972
International Franchise stores	110,255	104,920
International Franchise stores, in constant dollars(3)	110,255	101,514

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$203.2	$181.9
Dual-channel stores:
On-premises	40.3	35.6
Wholesale	50.9	46.9
Total	91.2	82.5
On-premises only stores	40.4	35.1
All factory stores	80.0	72.5
Satellite stores	23.4	21.3
All stores	67.5	61.3

Domestic Franchise stores:
Factory stores	$54.3	$47.7
Satellite stores	18.6	18.0

International Franchise stores:
Factory stores	$40.8	$41.1
Satellite stores	10.4	11.7

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three months ended April 29, 2012 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three months ended May 5, 2013.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three months ended May 5, 2013 and April 29, 2012 include only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of May 5, 2013 and April 29, 2012.

	May 5,	April 29,
	2013	2012
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	34	35
On-premises only stores	33	30
Satellite stores	21	20
Total Company stores	95	92

Domestic Franchise stores:
Factory stores	102	102
Satellite stores	44	40
Total Domestic Franchise stores	146	142

International Franchise stores:
Factory stores	121	115
Satellite stores	411	343
Total International Franchise stores	532	458

Total systemwide stores	773	692

     The following table sets forth data about the number of store operating weeks for the three months ended May 5, 2013 and April 29, 2012.

	Three Months Ended
	May 5,	April 29,
	2013	2012
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91
Dual-channel stores	448	455
On-premises only stores	413	390
Satellite stores	266	260

Domestic Franchise stores:(1)
Factory stores	1,307	1,314
Satellite stores	560	519

International Franchise stores:(1)
Factory stores	1,385	1,313
Satellite stores	5,132	4,268

(1)	Metrics for the three months ended May 5, 2013 and April 29, 2012 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of May 5, 2013.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	4	-	-	4
Georgia	7	5	-	12
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	13	4	-	17
Ohio	6	-	-	6
South Carolina	5	3	-	8
Tennessee	10	3	-	13
Texas	3	-	-	3
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	74	20	1	95

     Changes in the number of Company stores during the three months ended May 5, 2013 and April 29, 2012 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 5, 2013
February 3, 2013	76	20	1	97
Opened	1	-	-	1
Closed	-	-	-	-
Transferred to Domestic Franchise	(3)	-	-	(3)
May 5, 2013	74	20	1	95

Three months ended April 29, 2012
January 29, 2012	72	19	1	92
Opened	-	-	-	-
Closed	-	-	-	-
April 29, 2012	72	19	1	92

     The following table sets forth the types and locations of domestic franchise stores as of May 5, 2013.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	3	-	4
Arkansas	2	-	-	2
California	15	1	4	20
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	-	1
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	7	2	-	9
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	1	-	2
Total	102	30	14	146

      Changes in the number of domestic franchise stores during the three months ended May 5, 2013 and April 29, 2012 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 5, 2013
February 3, 2013	99	29	14	142
Opened	-	1	-	1
Closed	-	-	-	-
Transferred from Company Stores	3	-	-	3
May 5, 2013	102	30	14	146

Three months ended April 29, 2012
January 29, 2012	102	25	15	142
Opened	1	2	-	3
Closed	(1)	(1)	(1)	(3)
April 29, 2012	102	26	14	142

     The types and locations of international franchise stores as of May 5, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
China	2010	1	-	1	-	2
Dominican Republic	2011	1	-	2	-	3
India	2013	1	-	-	-	1
Indonesia	2007	1	-	3	7	11
Japan	2007	17	-	27	-	44
Kuwait	2007	2	-	5	6	13
Lebanon	2009	2	-	5	1	8
Malaysia	2010	2	-	1	5	8
Mexico	2004	7	1	37	54	99
Philippines	2007	6	3	25	8	42
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	10	-	68	21	99
South Korea	2005	34	-	37	-	71
Thailand	2011	3	2	2	2	9
Turkey	2010	1	-	11	7	19
United Arab Emirates	2008	2	-	8	5	15
United Kingdom	2004	14	2	30	9	55
Total		121	9	271	131	532

     Changes in the number of international franchise stores during the three months ended May 5, 2013 and April 29, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended May 5, 2013
February 3, 2013	120	9	257	123	509
Opened	3	-	16	8	27
Closed	(2)	-	(2)	-	(4)
May 5, 2013	121	9	271	131	532

Three months ended April 29, 2012
January 29, 2012	118	11	226	105	460
Opened	-	-	14	6	20
Closed	(3)	-	(10)	(9)	(22)
Change in store type	-	-	(7)	7	-
April 29, 2012	115	11	223	109	458

Three months ended May 5, 2013 compared to three months ended April 29, 2012

   Overview

     Total revenues rose by 11.2% to $120.6 million for the three months ended May 5, 2013 compared to $108.5 million for the three months ended April 29, 2012. Consolidated operating income increased to $15.2 million from $10.8 million and consolidated net income was $8.0 million compared to $6.0 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$81,921	$73,341
Domestic Franchise	2,871	2,633
International Franchise	6,445	6,027
KK Supply Chain:
Total revenues	59,811	53,785
Less - intersegment sales elimination	(30,423)	(27,290)
External KK Supply Chain revenues	29,388	26,495
Total revenues	$120,625	$108,496

Segment revenues as a percentage of total revenues:
Company Stores	67.9%	67.6%
Domestic Franchise	2.4	2.4
International Franchise	5.3	5.6
KK Supply Chain (external sales)	24.4	24.4
	100.0%	100.0%

Segment operating results:
Company Stores	$5,314	$2,948
Domestic Franchise	1,439	1,569
International Franchise	4,531	4,494
KK Supply Chain	10,239	8,477
Total segment operating income	21,523	17,488
General and administrative expenses	(6,055)	(6,458)
Corporate administrative depreciation expense	(276)	(165)
Impairment charges and lease termination costs	(8)	(31)
Consolidated operating income	15,184	10,834
Interest income	61	27
Interest expense	(437)	(398)
Equity in losses of equity method franchisees	(53)	(50)
Other non-operating income and (expense), net	(5)	78
Income before income taxes	14,750	10,491
Provision for income taxes	6,751	4,465
Consolidated net income	$7,999	$6,026

   Adjusted Net Income

     The Company has approximately $206 million of federal net operating loss carryovers, as well as loss carryovers for state income tax purposes. Until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands, except per share
	amounts)
Net income, as reported	$7,999	$6,026
Provision for deferred income taxes	6,105	4,234
Adjusted net income	$14,104	$10,260

Adjusted earnings per common share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.14

Weighted average shares outstanding:
Basic	67,012	69,562
Diluted	70,578	71,888

   Results of Operations

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 5,	April 29,	May 5,	April 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$36,017	$30,596	44.0%	41.7%
Fundraising sales	4,777	4,880	5.8	6.7
Total on-premises sales	40,794	35,476	49.8	48.4
Wholesale sales:
Grocers/mass merchants	25,234	22,740	30.8	31.0
Convenience stores	14,891	14,322	18.2	19.5
Other wholesale	1,002	803	1.2	1.1
Total wholesale sales	41,127	37,865	50.2	51.6
Total revenues	81,921	73,341	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	30,366	27,797	37.1	37.9
Shop labor	13,774	12,782	16.8	17.4
Delivery labor	6,297	5,907	7.7	8.1
Employee benefits	5,346	4,998	6.5	6.8
Total cost of sales	55,783	51,484	68.1	70.2
Vehicle costs(1)	4,423	4,486	5.4	6.1
Occupancy(2)	2,562	2,414	3.1	3.3
Utilities expense	1,406	1,414	1.7	1.9
Depreciation and amortization expense	2,354	2,097	2.9	2.9
Other operating expenses	5,294	4,762	6.5	6.5
Total store level costs	71,822	66,657	87.7	90.9
Store operating income	10,099	6,684	12.3	9.1
Other segment operating costs(3)	3,710	2,661	4.5	3.6
Allocated corporate overhead	1,075	1,075	1.3	1.5
Segment operating income	$5,314	$2,948	6.5%	4.0%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the first quarter of fiscal 2013 to the first quarter of fiscal 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended April 29, 2012	$35,476	$37,865	$73,341
Fiscal 2013 sales at closed stores	(192)	-	(192)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(852)	(1,118)	(1,970)
Fiscal 2014 sales at stores refranchised in fiscal 2014	189	174	363
Increase in sales at established stores (open stores only)	3,263	3,778	7,041
Increase in sales at stores opened in fiscal 2013	2,163	-	2,163
Sales at stores acquired in fiscal 2013	581	428	1,009
Sales at stores opened in fiscal 2014	166	-	166
Sales for the three months ended May 5, 2013	$40,794	$41,127	$81,921

     Sales at Company Stores increased to $81.9 million in the first quarter of fiscal 2014 from $73.3 million in the first quarter of fiscal 2013. Selling price increases in the on-premises channel accounted for approximately 1.4 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect unit volumes, which may negatively affect sales.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	May 5,	April 29,
	2013	2012
On-premises:
Change in same store sales	11.4%	2.1%
Change in same store customer count (retail sales only)	10.3%	1.3%
Average guest check (retail sales only)	$7.33	$7.14
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(4.2)%	(4.5)%
Change in average weekly sales per door	15.8%	8.2%
Convenience stores:
Change in average weekly number of doors	(2.6)%	(10.6)%
Change in average weekly sales per door	7.3%	14.8%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
Change in same store sales:
Retail pricing	3.0%	2.6%
Guest check average (exclusive of the effects of pricing)	(0.2)	(1.7)
Customer count	8.7	1.1
Other	(0.1)	0.1
Total	11.4%	2.1%

     On-premises sales increased 15.0% to $40.8 million in the first three months of fiscal 2014 from $35.5 million in the first three months of fiscal 2013, driven principally by higher customer traffic and retail price increases. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings. Additionally, approximately 3.0 percentage points of the on-premises sales increase reflects retail price increases implemented in the first quarter of fiscal 2014. On February 18, 2013, the Company implemented on-premises price increases at substantially all its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affect items comprising approximately 70% of on-premises sales, and the average price increase on these items was approximately 5%.

   Wholesale distribution

     Sales to wholesale accounts increased 8.6% to $41.1 million in the first three months of fiscal 2014 from $37.9 million in the first three months of fiscal 2013.

     Sales to grocers and mass merchants increased 11.0% to $25.2 million, with a 15.8% increase in average weekly sales per door partially offset by a 4.2% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocer/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer as well as a program change with another customer to include only a select number of doors. Sales of loose unpackaged products comprised approximately 1% of sales to grocery/mass merchant customers for the three months ended May 5, 2013, with the balance comprised of sales of packaged products.

     Convenience store sales rose 4.0% to $14.9 million, reflecting a 7.3% increase in the average weekly sales per door, partially offset by a 2.6% decline in the average number of doors served. The decline in the average number of doors served in the convenience store channel reflects a reduction in the number of stops at relatively low volume doors, as well as the loss of a regional convenience store account. Sales of loose unpackaged products comprised approximately 78% of sales to convenience store customers for the three months ended May 5, 2013, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 2.1 percentage points from the first three months of fiscal 2013 to 68.1% of revenues in the first three months of fiscal 2014.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 0.8 percentage points in the first three months of fiscal 2014 compared to the first three months of fiscal 2013. Price increases in the on-premises distribution channel more than offset modest increases in the cost of food, beverage and packaging. In addition, a reduction in returns in the wholesale distribution channel and a greater percentage of sales derived from on-premises customers compared to last year contributed to the improvement. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale distribution channel and because of the effect of returns in the wholesale distribution channel.

     KK Supply Chain has entered into contracts to purchase approximately 90% of its shortening and flour requirements, and substantially all of its estimated sugar requirements for the balance of fiscal 2014. Based upon current market forecasts, the Company expects its aggregate cost of ingredients and packaging to rise modestly over the balance of fiscal 2014 compared to the comparable period of fiscal 2013, and expects to recover these higher costs through price increases or cost reduction measures. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor as a percentage of revenues declined by 0.6 percentage points from the first three months of fiscal 2013 to 16.8% of revenues in the first three months of fiscal 2014, principally due to higher revenues and a shift in sales mix toward on-premises sales compared to the prior year.

     Delivery labor as a percentage of revenues declined by 0.4 percentage points from the first three months of fiscal 2013 to 7.7% of revenues in the first three months of fiscal 2014, principally due to a reduction in wholesale sales as a percentage of total Company Stores sales.

     Vehicle costs as a percentage of revenues decreased from 6.1% of revenues in the first three months of fiscal 2013 to 5.4% of revenues in the first three months of fiscal 2014, principally due to higher sales resulting from volume increases, lower fuel costs due to a reduction in mileage as a result of account rationalization, and an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     Depreciation expense was flat at 2.9% of sales in the first three months of fiscal 2014 and the first three months of fiscal 2013. Depreciation expense increased to $2.4 million in the first three months of fiscal 2014 compared to $2.1 million in first three months of fiscal 2013 due to increased capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

     Other segment operating costs increased to 4.5% of revenues in the first three months of fiscal 2014 from 3.6% of revenues in the first three months of fiscal 2013, reflecting an increase in legal costs of approximately $400,000 related principally to the litigation associated with Company’s former landlord in Lorton, Virginia, described in Note 7 to the consolidated financial statements appearing elsewhere herein.

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

   Domestic Franchise

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$2,739	$2,437
Development and franchise fees	25	88
Other	107	108
Total revenues	2,871	2,633

Operating expenses:
Segment operating expenses	1,318	909
Depreciation expense	14	55
Allocated corporate overhead	100	100
Total operating expenses	1,432	1,064
Segment operating income	$1,439	$1,569

     Domestic Franchise revenues increased 9.0% to $2.9 million in the first quarter of fiscal 2014 from $2.6 million in the first quarter of fiscal 2013. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $72 million in the first quarter of fiscal 2013 to $81 million in the first quarter of fiscal 2014. Domestic Franchise same store sales rose 11.3% in the first quarter of fiscal 2014.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the first quarter of fiscal 2014 reflect increased costs related to the addition of new personnel hired in the fourth quarter of fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program. The Company expects to continue to incur additional franchise costs in connection with management’s plan to reengage in franchise expansion efforts to drive domestic franchise unit growth.

     Domestic franchisees opened one store in the first quarter of fiscal 2014. On February 22, 2013, a new domestic franchisee who was a former employee of the Company acquired three Krispy Kreme stores from the Company as more fully described in Note 12 to the consolidated financial statements appearing elsewhere herein. As of May 5, 2013, existing development and franchise agreements for territories in the United States provide for the development of approximately 50 additional stores through fiscal 2020. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$6,050	$5,742
Development and franchise fees	395	285
Total revenues	6,445	6,027

Operating expenses:
Segment operating expenses	1,611	1,230
Depreciation expense	3	3
Allocated corporate overhead	300	300
Total operating expenses	1,914	1,533
Segment operating income	$4,531	$4,494

     International Franchise royalties increased 5.4%, driven by an increase in sales by international franchise stores from $105 million in the first quarter of fiscal 2013 to $110 million in the first quarter of fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $3.7 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, which adversely affected international royalty revenues by approximately $220,000.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 7.3%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets increased 4.7% in the first quarter of fiscal 2014 and fell 17.1% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 51% of aggregate constant dollar same store sales for the first quarter of fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 490 international shops currently in operation that opened since the beginning of fiscal 2007, 207 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $1.9 million in the first quarter of fiscal 2014 compared to $1.5 million in the first quarter of fiscal 2013, principally reflecting higher personnel and personnel-related costs to support continuing and anticipated international growth, as well as a provision for potential uncollectible accounts of approximately $120,000. Management expects International Franchise operating expenses to continue to rise in the balance of fiscal 2014 compared to the comparable period of fiscal 2013 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 27 stores and closed four stores in the first quarter of fiscal 2014. As of May 5, 2013, existing development and franchise agreements for territories outside the United States provide for the development of approximately 360 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 5,	April 29,	May 5,	April 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$21,460	$19,207	35.9%	35.7%
Other ingredients, packaging and supplies	34,862	32,650	58.3	60.7
Equipment	2,677	1,204	4.5	2.2
Fuel surcharge	812	724	1.4	1.3
Total revenues before intersegment sales elimination	59,811	53,785	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	40,460	36,966	67.6	68.7
(Gain) loss on agricultural derivatives	170	(51)	0.3	(0.1)
Inbound freight	1,625	1,466	2.7	2.7
Total cost of sales	42,255	38,381	70.6	71.4
Distribution costs	3,873	3,627	6.5	6.7
Other segment operating costs	2,971	2,838	5.0	5.3
Depreciation expense	173	162	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.6
Total operating costs	49,572	45,308	82.9	84.2
Segment operating income	$10,239	$8,477	17.1%	15.8%

     KK Supply Chain revenues before intersegment sales elimination increased 11.2% in the first three months of fiscal 2014 compared to the first three months of fiscal 2013.

     Sales of doughnut mixes rose 11.7% year-over-year in the first three months of fiscal 2014, reflecting higher unit volumes and higher selling prices resulting from an increase in raw materials costs.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 6.8% year-over-year in the first three months of fiscal 2014 principally due to higher selling prices and higher unit volumes reflecting higher sales at Company and franchise shops.

     Equipment sales increased to $2.7 million in the first three months of fiscal 2014 from $1.2 million due to increased equipment sales for new store openings and anticipated store openings, along with increased sales of replacement parts.

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain cost of sales decreased to 70.6% of revenues in the first three months of fiscal 2014 compared to 71.4% of revenues in the first three months of the preceding fiscal year. The cost of goods produced and purchased fell 1.1 percentage points, approximately half of which was due to lower provisions for obsolete and excess equipment inventories.

     KK Supply Chain had net losses on agricultural derivative positions of $170,000 in the first quarter of fiscal 2014 compared to net gains of $51,000 in the first quarter of fiscal 2013. The Company has not designated any of its derivative positions as cash flow hedges and accordingly, changes in the market value of those positions are reflected in earnings as they occur.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs reflect a reduction in bad debt expense of approximately $140,000 in the first three months of fiscal 2014 compared to the first three months of fiscal 2013. The reduction in bad debt expense principally relates to a bad debt provision recorded in the first three months of fiscal 2013 related to a specific franchisee who filed for bankruptcy ; such bad debt was recovered in the fourth quarter of fiscal 2013 when the franchisee’s operations were acquired by another franchisee which paid the past due amounts in connection with the acquisition of the franchise.

     Franchisees opened 28 stores and closed four stores in the first three months of fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

     A significant portion of franchise store sales is attributable to sales by franchisees outside the United States. The Company sells doughnut mixes, either manufactured by the Company in the United States or blended by contract mix manufacturers using concentrates supplied by the Company, to all its international franchisees. Most of these franchisees purchase substantially all other ingredients, packaging and supplies through sourcing arrangements approved by the Company. Accordingly, KK Supply Chain revenues are less correlated with sales by international franchisees than with sales by domestic franchisees, which purchase substantially all of their ingredients from KK Supply Chain. Like all international businesses, the Company and its international franchisees must address the risks of international trade, including taxes, tariffs, duties and transportation costs, which can affect the franchisees’ product costs and therefore indirectly affect the pace of development. The Company, in cooperation with its international franchisees, continually seeks to mitigate the impact of these factors. For example, the Company has developed premix and concentrate doughnut mix production models, and has been continuously pursuing alternative sourcing arrangements in various markets.

   General and Administrative Expenses

     General and administrative expenses decreased to $6.1 million in the first quarter of fiscal 2014 from $6.5 million in the first quarter of fiscal 2013, and as a percentage of total revenues decreased to 5.0% from 6.0%, respectively.

     The decrease in general and administrative expenses in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 reflects a decrease in share-based compensation of $557,000. Share-based compensation expense in the first quarter of fiscal 2013 included approximately $600,000 related principally to a January 2012 grant to an executive officer who achieved retirement eligibility under the terms of the Company’s stock compensation plan in the first quarter of fiscal 2013. Share-based payment awards to retirement eligible persons are charged to expense over the period from the grant date to the date of retirement eligibility rather than being amortized over the four-year vesting period of the awards, which has the effect of accelerating the recognition of the expense associated with awards to such persons as they approach retirement eligibility.

     In addition, provisions for incentive compensation rose $400,000 in the first quarter of fiscal 2014. General and administrative expenses in the first quarter of fiscal 2014 include approximately $1.0 million of incentive compensation provisions to reflect fiscal 2014 operating results (with an additional charge of approximately $1.2 million included in direct operating expenses) compared to $600,000 of incentive compensation in the first quarter of fiscal 2013 (with an additional charge of approximately $600,000 included in direct operating expenses).

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $8,000 in the first three months of fiscal 2014 compared to $31,000 in the first three months of fiscal 2013.

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	8	31
	$8	$31

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

     From the beginning of fiscal 2009 through fiscal 2013, the Company has refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings.

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The four stores had total sales of approximately $9 million in fiscal 2013. The Company did not record a significant gain or loss on the refranchising transaction.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$153	$187
Letter of credit and unused revolver fees	74	75
Amortization of cost of interest rate derivatives	19	2
Amortization of deferred financing costs	124	103
Other	67	31
	$437	$398

     The decrease in interest accruing on outstanding indebtedness reflects the reduction in the principal outstanding under the Company’s term loan.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $53,000 in the first quarter of fiscal 2014 compared to losses of $50,000 in the first quarter of fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The Company’s effective income tax rate was 45.8% for the three months ended May 5, 2013 compared to 42.6% for the three months ended April 29, 2012.

     The provision for income taxes for the three months ended May 5, 2013 includes a charge of approximately $575,000 to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. This resulted in an increase in the effective tax rate for the first quarter of fiscal 2014 of 3.9%. The error, which related to a previous misunderstanding of the application of the statute of limitations, and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

     The portion of the income tax provision representing taxes estimated to be payable currently was $646,000 and $231,000 in the first three months of fiscal 2014 and fiscal 2013, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2014 is 43%. Management’s estimate of the fiscal 2014 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

     See Results of Operations – Three months ended May 5, 2013 compared to three months ended April 29, 2012 – “Adjusted Net Income” above for non-GAAP financial information disclosures and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

     The Company had valuation allowances against deferred income tax assets of $9.8 million at May 5, 2013 and February 3, 2013, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

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

     The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized. The Company has forecasted future results using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2011, 2012 and 2013. Assuming the Company generates pretax income in each future year approximating the Company’s average pretax income over that period, management estimates that approximately $116 million of its deferred tax assets will be realized in future periods. The decrease in the amount of deferred income tax assets expected to be realized from January 29, 2012 to February 3, 2013 reflected the realization in fiscal 2013 of approximately $13 million of such assets and the loss of approximately $9.8 million of income tax benefits associated with the expiration in fiscal 2013 of warrants to acquire the Company’s common stock issued in prior years, as more fully described in Note 3 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended February 3, 2013.

     The remaining valuation allowance of $9.8 million represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards having relatively short carryover periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

     As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.8 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.8 million to approximately $14.6 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates fiscal 2013 pretax income measured on a 52 week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year, subsequent to fiscal 2013, of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income. Management revisited this conclusion as of May 5, 2013, and determined that such conclusion remained appropriate. As a result, absent the occurrence of some event or events not currently known, management does not anticipate adjusting its estimate of future earnings until the end of fiscal 2014, although management will continue to revisit this assessment at the end of each remaining quarter of fiscal 2014 and determine whether such conclusion remains appropriate.

   Net Income

     The Company reported net income of $8.0 million for the three months ended May 5, 2013 and $6.0 million for the three months ended April 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2014 and fiscal 2013.

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$14,393	$10,364
Net cash provided by (used for) investing activities	(4,663)	(1,312)
Net cash used for financing activities	(1,339)	(1,847)
Net increase in cash and cash equivalents	$8,391	$7,205

Cash Flows from Operating Activities

     Net cash provided by operating activities was $14.4 million and $10.4 million in the first three months of fiscal 2014 and fiscal 2013, respectively. Higher cash operating income accounted for a majority of the improvement. Improved operating result generated $18.0 million of operating cash flow in the first quarter of fiscal 2014 compared to $14.6 million in the first quarter of fiscal 2013. In addition, in the first quarter of fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters. These cash flow improvements were partially offset by higher inventory levels related to anticipated equipment sales and to a temporary rise in certain inventories related to a change in certain ingredients. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $4.7 million in the first three months of fiscal 2014 compared to $1.3 million in the first three months of fiscal 2013.

     Cash used for capital expenditures increased to $5.5 million in the first three months of fiscal 2014 from $1.3 million in the first three months of fiscal 2013. The components of capital expenditures in the first three months of fiscal 2014 and fiscal 2013 were approximately as follows:

	Three Months Ended
	May 5,	April 29,
	2013	2012
	(In thousands)
New store construction	$1,395	$-
Store remodels and betterments	1,261	919
Other store equipment, including vehicles and point-of-sale and handheld equipment	1,448	157
Corporate office remodel	1,058	138
Corporate information technology	75	42
Other	222	61
	$5,459	$1,317

     The Company currently expects capital expenditures to range from approximately $23 million to $35 million in fiscal 2014. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

Cash Flows from Financing Activities

     Net cash used by financing activities was $1.3 million in the first three months of fiscal 2014, compared to $1.8 million in the first three months of fiscal 2013.

     During the first three months of fiscal 2014, the Company repaid approximately $1.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $550,000 of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $130,000 of prepayments from the proceeds of the exercise of stock options.

     During the first three months of fiscal 2013, the Company repaid approximately $545,000 of scheduled principal amortization of outstanding term loan and capitalized lease indebtedness.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. Through April 29, 2012, the Company repurchased 255,000 shares at an average cost of $7.27 per share, for a total cost of $1.9 million. Approximately $1.3 million of such repurchases were settled during the first three months of fiscal 2013.

Recent Accounting Pronouncements

     In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no material effect on the Company’s consolidated financial statements.

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing. The amended guidance permits, but does not require, an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. This guidance is effective for the Company in fiscal 2014, with early adoption permitted. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no effect on the Company’s consolidated financial statements appearing elsewhere herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of May 5, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 5, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended May 5, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

   Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and intends to pursue counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. No liability has been recorded with respect to this matter because management does not believe it is probable that a loss has been incurred. In March 2013, both parties agreed to avail themselves of the Fairfax County Court’s alternate dispute resolution program, and the matter has been set for binding arbitration to commence on June 20, 2013.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K.

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

Krispy Kreme Doughnuts, Inc.

Date: June 14, 2013	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	—	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended May 5, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended May 5, 2013 and April 29, 2012; (ii) the Consolidated Statement of Comprehensive Income for the three months ended May 5, 2013, and April 29, 2012; (iii) the Consolidated Balance Sheet as of May 5, 2013 and February 3, 2013; (iv) the Consolidated Statement of Cash Flows for the three months ended May 5, 2013 and April 29, 2012; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended May 5, 2013 and April 29, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements**

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