Form 10-Q
period 2013-08-04
KRISPY KREME DOUGHNUTS INC
filed 2013-09-13
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2013
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

     Number of shares of Common Stock, no par value, outstanding as of August 30, 2013: 65,798,144.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2014 and fiscal 2013 mean the fiscal years ending February 2, 2014 and February 3, 2013, respectively.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “forecast,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$112,729	$102,115	$233,354	$210,611
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	93,806	85,657	190,364	174,348
General and administrative expenses	5,655	4,770	11,710	11,228
Depreciation and amortization expense	2,664	2,399	5,484	4,881
Impairment charges and lease termination costs	4	55	12	86
Operating income	10,600	9,234	25,784	20,068
Interest income	70	61	131	88
Interest expense	(354)	(420)	(791)	(818)
Loss on refinancing of debt	(967)	-	(967)	-
Equity in losses of equity method franchisees	(60)	(53)	(113)	(103)
Other non-operating income and (expense), net	(1)	79	(6)	157
Income before income taxes	9,288	8,901	24,038	19,392
Provision for income taxes	4,571	3,972	11,322	8,437
Net income	$4,717	$4,929	$12,716	$10,955

Earnings per common share:
Basic	$0.07	$0.07	$0.19	$0.16
Diluted	$0.07	$0.07	$0.18	$0.16

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Net income	$4,717	$4,929	$12,716	$10,955
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	26	(16)	36	(14)
Less income taxes	(10)	6	(14)	5
	16	(10)	22	(9)
Loss on cash flow hedge reclassified to net income, previously
charged to other comprehensive income	516	-	516	-
Less income taxes	(200)	-	(200)	-
	316	-	316	-
Total other comprehensive income (loss)	332	(10)	338	(9)
Comprehensive income	$5,049	$4,919	$13,054	$10,946

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 4,	February 3,
	2013	2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,319	$66,332
Receivables	26,002	25,627
Receivables from equity method franchisees	752	705
Inventories	15,086	12,358
Deferred income taxes	23,152	23,323
Other current assets	7,490	6,439
Total current assets	132,801	134,784
Property and equipment	84,940	78,024
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,126	24,195
Deferred income taxes	83,210	93,088
Other assets	9,896	11,847
Total assets	$334,973	$341,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$213	$2,148
Accounts payable	14,197	12,198
Accrued liabilities	29,927	32,330
Total current liabilities	44,337	46,676
Long-term debt, less current maturities	1,113	23,595
Other long-term obligations and deferred credits	26,484	25,235

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: August 4,
2013 - 65,774 and February 3, 2013 - 65,356	357,621	354,068
Accumulated other comprehensive loss	-	(338)
Accumulated deficit	(94,582)	(107,298)
Total shareholders’ equity	263,039	246,432
Total liabilities and shareholders’ equity	$334,973	$341,938

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,716	$10,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,484	4,881
Deferred income taxes	10,050	7,524
Accrued rent expense	411	257
Loss on refinancing of debt	967	-
(Gain) loss on disposal of property and equipment	(62)	389
(Gain) on refranchising	(876)	-
Share-based compensation	1,867	2,148
Provision for doubtful accounts	(63)	(73)
Amortization of deferred financing costs	231	202
Equity in losses of equity method franchisees	113	103
Other	202	(1,258)
Cash provided by operations	31,040	25,128
Change in assets and liabilities:
Receivables	(464)	(134)
Inventories	(2,889)	234
Other current and non-current assets	918	(1,968)
Accounts payable and accrued liabilities	(2,378)	(1,859)
Other long-term obligations and deferred credits	1,241	1,592
Net cash provided by operating activities	27,468	22,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,362)	(5,233)
Proceeds from disposals of property and equipment	623	49
Proceeds from refranchising	681	-
Other investing activities	433	(24)
Net cash used for investing activities	(10,625)	(5,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(24,455)	(1,100)
Deferred financing costs	(87)	(11)
Proceeds from exercise of stock options	1,686	-
Proceeds from exercise of warrants	-	9
Repurchase of common shares	-	(20,000)
Net cash used for financing activities	(22,856)	(21,102)
Net decrease in cash and cash equivalents	(6,013)	(3,317)
Cash and cash equivalents at beginning of period	66,332	44,319
Cash and cash equivalents at end of period	$60,319	$41,002

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the six months
ended August 4, 2013	-	-	338	12,716	13,054
Exercise of stock options	401	1,686	-	-	1,686
Share-based compensation	17	1,867	-	-	1,867
Balance at August 4, 2013	65,774	$357,621	$-	$(94,582)	$263,039

Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income (loss) for the six months
ended July 29, 2012	-	-	(9)	10,955	10,946
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)	-	-	(7,174)
Exercise of warrants	1	9	-	-	9
Share-based compensation	22	2,148	-	-	2,148
Repurchase of common shares	(3,113)	(20,000)	-	-	(20,000)
Balance at July 29, 2012	65,002	$352,522	$(345)	$(117,122)	$235,055

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

     Investments in entities over which the Company has the ability to exercise significant influence but which the Company does not control, and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method. These entities are 25% to 35% owned and are hereinafter sometimes referred to as “Equity Method Franchisees.”

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and warrants and the vesting of currently unvested restricted stock units.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Numerator: net income	$4,717	$4,929	$12,716	$10,955
Denominator:
Basic earnings per share - weighted average shares outstanding	67,267	67,461	67,139	68,511
Effect of dilutive securities:
Stock options and warrants	2,920	1,488	2,835	1,635
Restricted stock units	902	483	859	514
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,089	69,432	70,833	70,660

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 277,000 and 4.3 million shares for the three months ended August 4, 2013 and July 29, 2012, respectively, as well as 174,000 unvested shares of restricted stock units for the three months ended July 29, 2012, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     Stock options and warrants with respect to 447,000 and 3.3 million shares for the six months ended August 4, 2013 and July 29, 2012, respectively, as well as 87,000 unvested restricted stock units for the six months ended July 29, 2012, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     COMPREHENSIVE INCOME. Accounting standards on reporting comprehensive income require that certain items, including foreign currency translation adjustments and certain mark-to-market adjustments on derivative contracts accounted for as cash flow hedges (which are not reflected in net income) be presented as components of comprehensive income. The cumulative amounts recognized by the Company under these standards are reflected in the consolidated balance sheet as accumulated other comprehensive income, a component of shareholders’ equity.

	August 4,	July 29,
	2013	2012
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on cash flow hedge	$-	$(563)
Less: deferred income taxes	-	218
Balance at end of period, net of tax	$-	$(345)

     CORRECTION OF BALANCE SHEET CLASSIFICATION ERROR. The Company’s KK Supply Chain transfers doughnut mixes and certain other goods to third-party distribution companies which, in turn, distribute such products to Company and franchise stores pursuant to distribution contracts with KK Supply Chain. The Company does not record revenues or profit on the product transfers to the distribution companies because all revenue recognition criteria are not met at that time. Revenues and profit are recorded only upon the delivery of the goods to the stores by the distribution companies (and the sales to Company shops are eliminated in consolidation). In the fourth quarter of fiscal 2013, the Company concluded that certain of the Company’s receivables from third-party distribution companies resulting from the product transfers had been incorrectly reported as a component of inventories, rather than as a component of receivables, in prior periods. The Company corrected this classification error as of February 3, 2013. While not material to previously issued financial statements, to enhance comparability, the Company corrected the corresponding error as of July 29 and January 29, 2012, by revising the classification of $3.3 million and $3.9 million, respectively, of receivables from the distribution companies previously classified as inventories to receivables. The error also affected the change in inventories and change in receivables line items in the statement of cash flows for the six months ended July 29, 2012, but there was no effect on net cash provided by operating activities. The Company revised its statement of cash flows to adjust the increase in receivables from $693,000 to $134,000 and to adjust the decrease in inventories from $793,000 to $234,000 for the six months ended July 29, 2012. Correction of this error had no effect on the Company’s results of operations, total current assets, working capital, or total operating, investing, or financing cash flows.

Recent Accounting Pronouncements

     In July 2013, the Financial Accounting Standard Board (the “FASB”) issued an update to its accounting guidance which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the consolidated balance sheet if specific criteria are met. The guidance is effective for the interim and annual periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this accounting guidance is not expected to have any material effect on the Company’s consolidated financial statements.

     In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”). In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no material effect on the Company’s consolidated financial statements.

     In July 2012, the FASB issued amended accounting guidance regarding indefinite-lived intangible asset impairment testing. The amended guidance permits, but does not require, an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The Company adopted this new guidance in the first quarter of fiscal 2014. Such adoption had no effect on the Company’s consolidated financial statements.

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

     The following table presents the results of operations of the Company’s operating segments for the three and six months ended August 4, 2013 and July 29, 2012. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Company Stores	$75,689	$69,338	$157,610	$142,679
Domestic Franchise	2,799	2,430	5,670	5,063
International Franchise	6,057	5,781	12,502	11,808
KK Supply Chain:
Total revenues	57,201	51,465	117,012	105,250
Less – intersegment sales elimination	(29,017)	(26,899)	(59,440)	(54,189)
External KK Supply Chain revenues	28,184	24,566	57,572	51,061
Total revenues	$112,729	$102,115	$233,354	$210,611

Operating income:
Company Stores	$1,790	$338	$7,104	$3,286
Domestic Franchise	1,526	1,329	2,965	2,898
International Franchise	4,239	4,162	8,770	8,656
KK Supply Chain	8,999	8,392	19,238	16,869
Total segment operating income	16,554	14,221	38,077	31,709
Unallocated general and administrative expenses	(5,950)	(4,932)	(12,281)	(11,555)
Impairment charges and lease termination costs	(4)	(55)	(12)	(86)
Consolidated operating income	$10,600	$9,234	$25,784	$20,068

Depreciation and amortization expense:
Company Stores	$2,174	$1,944	$4,528	$4,041
Domestic Franchise	22	55	36	110
International Franchise	1	3	4	6
KK Supply Chain	172	235	345	397
Corporate	295	162	571	327
Total depreciation and amortization expense	$2,664	$2,399	$5,484	$4,881

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

     The valuation allowance of $9.5 million at August 4, 2013 and $9.8 million at February 3, 2013 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused. In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of approximately $315,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by approximately $685,000; such amount is included in income tax expense for the three and six months ended August 4, 2013.

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

Note 4 — Receivables

     The components of receivables are as follows:

	August 4,	February 3,
	2013	2013
	(In thousands)
Receivables:
Wholesale customers	$10,338	$11,244
Unaffiliated franchisees	10,011	9,728
Due from third-party distributors	4,073	3,590
Other receivables	1,268	1,216
Current portion of notes receivable	759	464
	26,449	26,242
Less — allowance for doubtful accounts:
Wholesale customers	(279)	(373)
Unaffiliated franchisees	(168)	(242)
	(447)	(615)
	$26,002	$25,627

Receivables from Equity Method Franchisees (Note 6):
Trade	$752	$705

     The changes in the allowance for doubtful accounts are summarized as follows:

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$615	$1,158
Provision for doubtful accounts	(114)	(14)
Net recoveries (chargeoffs)	(54)	(983)
Balance at end of period	$447	$161

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(32)	(59)
Net recoveries (chargeoffs)	32	59
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	August 4,	February 3,
	2013	2013
	(In thousands)
Notes receivable:
Notes receivable from franchisees, net of deferred gain of $1.7 million (Note 13)	$2,448	$1,738
Less — portion due within one year included in receivables	(759)	(464)
Less — allowance for doubtful accounts	(145)	(62)
	$1,544	$1,212

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Balance at beginning of period	$62	$68
Provision for doubtful accounts	83	-
Net recoveries (chargeoffs)	-	-
Balance at end of period	$145	$68

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $2.9 million at August 4, 2013 and $3.3 million at February 3, 2013 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. During the three and six months ended August 4, 2013, the Company collected $320,000 and $360,000, respectively, related to these promissory notes and recorded such collections in revenues as received.

Note 5 — Inventories

     The components of inventories are as follows:

	August 4,	February 3,
	2013	2013
	(In thousands)
Raw materials	$6,269	$5,678
Work in progress	159	52
Finished goods and purchased merchandise	8,658	6,628
	$15,086	$12,358

Note 6 — Investments in Franchisees

       As of August 4, 2013, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

       The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	August 4, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$313	$228
Kremeworks Canada, LP	24.5%	-	33	-
Krispy Kreme of South Florida, LLC	35.3%	-	406	1,628
		900	752	$1,856
Less: reserves and allowances		(900)	-
		$-	$752

	February 3, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$281	$437
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	404	1,628
		900	705	$2,065
Less: reserves and allowances		(900)	-
		$-	$705

       The Company guaranteed loans from third-party lenders on behalf of two Equity Method Franchisees, primarily to assist the franchisees in obtaining financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

       The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2013. The aggregate amount of such indebtedness was approximately $1.1 million at August 4, 2013.

       Current liabilities include accruals for potential payments under loan guarantees of approximately $1.6 million at both August 4, 2013 and February 3, 2013 related to Krispy Kreme of South Florida, LLC (“KKSF”). The underlying indebtedness matured by its terms in October 2009. Such maturity had been extended on a month-to-month basis pursuant to an informal agreement between KKSF and the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender. The new lender has advised KKSF that the entire balance due under the loan is currently due and owing, but has not made demand for payment on KKSF. KKSF is negotiating modifications of the loan agreement with the new lender to extend the maturity of the loan. While KKSF believes such negotiations will be successful, there can be no assurance that the loan will be extended. If KKSF’s negotiations prove unsuccessful, then KKSF intends to seek replacement financing from other lenders to refinance the balance of the loan.

       The Company does not believe that it will be required to perform under the Kremeworks guarantee.

       While there is no current demand on the Company to perform under either of the guarantees, there can be no assurance that the Company will not be required to perform and, if circumstances change from those prevailing at August 4, 2013, additional guarantee payments or provisions for guarantee payments could be required with respect to either of the guarantees.

Note 7 — Long Term Debt

       Long-term debt and capital lease obligations consist of the following:

	August 4,	February 3,
	2013	2013
	(In thousands)
2011 Term Loan	$-	$24,303
Capital lease obligations	1,326	1,440
	1,326	25,743
Less: current maturities	(213)	(2,148)
	$1,113	$23,595

    2013 Revolving Credit Facility

       On July 12, 2013, the Company entered into a $40 million revolving secured credit facility (the “2013 Revolving Credit Facility”) which matures in July 2018. The 2013 Revolving Credit Facility is secured by a first lien on substantially all of the personal property assets of the Company and certain of its domestic subsidiaries. No borrowings were made on the 2013 Revolving Credit Facility on the closing date, and the Company repaid the $21.7 million remaining balance of the 2011 Term Loan and terminated the 2011 Secured Credit Facilities described below. The Company recorded a pretax charge of approximately $967,000 in the second quarter of fiscal 2014 to write off the unamortized deferred debt issuance costs related to the terminated facility and to reflect the termination of a related interest rate hedge.

       Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of August 4, 2013, the Applicable Margin was 1.25%.

       The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs.

       The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Revolving Credit Facility lending commitment, ranging from 0.15% to 0.35%, depending on the Company’s leverage ratio.

       The 2013 Revolving Credit Facility requires the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0.

       As of August 4, 2013, the Company’s leverage ratio was 0.2 to 1.0 and the fixed charge coverage ratio was 3.2 to 1.0.

       The leverage ratio is calculated by dividing total debt as of the end of each fiscal quarter by Consolidated EBITDA for the Reference Period (each consisting of the four most recent fiscal quarters). For this purpose, debt includes not only indebtedness reflected in the consolidated balance sheet, but also, among other things, the amount of undrawn letters of credit, the principal balance of indebtedness of third parties to the extent such indebtedness is guaranteed by the Company, and any amounts reasonably expected to be paid with respect to any other guaranty obligations. The fixed charge coverage ratio is calculated for each Reference Period by dividing (a) the sum of (i) Consolidated EBITDA, plus (ii) Cash Lease Payments, minus (iii) cash income taxes, minus (iv) unfinanced capital expenditures, minus (v) purchases, redemptions, retirements, and cash dividend payments or other distributions in respect of the Company’s common stock in excess of certain amounts, and minus (vi) the purchase price of all acquisitions of all or substantially all of the assets of any Krispy Kreme store or franchisee shops by (b) Consolidated Fixed Charges.

       “Consolidated EBITDA” is a non-GAAP measure and is defined in the 2013 Revolving Credit Facility to mean, for each Reference Period, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on asset dispositions, and provisions for payments on guarantee obligations, plus the sum of interest expense, income taxes, depreciation, rent expense and lease termination costs, and certain non-cash charges; and minus the sum of non-cash credits, interest income, Cash Lease Payments, and payments on guaranty obligations in excess of $1 million during the Reference Period or $3 million in the aggregate.

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

       The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $30.8 million of unused credit under the 2013 Revolving Credit Agreement as of August 4, 2013.

       The 2013 Revolving Credit Facility also contains covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; certain sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2013 Revolving Credit Facility also prohibits the transfer of cash or other assets to the Parent Company, whether by dividend, loan or otherwise, but provide for exceptions to enable the Parent Company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2013 Revolving Credit Facility.

       The 2013 Revolving Credit Facility also contains customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

       Borrowings and issuances of letters of credit under the 2013 Revolving Credit Facility are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.

   2011 Secured Credit Facilities

       On January 28, 2011, the Company entered into secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which were scheduled to mature in January 2016. The 2011 Secured Credit Facilities were secured by a first lien on substantially all of the assets of the Company and its domestic subsidiaries. On July 12, 2013, the 2011 Term Loan was paid in full and the 2011 Secured Credit Facilities were terminated.

       Interest on borrowings under the 2011 Secured Credit Facilities was payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranged from 2.25% to 3.00%, and for Base Rate loans ranged from 1.25% to 2.00%, in each case depending on the Company’s leverage ratio.

       On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan; the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) will not occur.

       The 2011 Revolver contained provisions which permitted the Company to obtain letters of credit, issuance of which constituted usage of the lending commitments and reduced the amount available for cash borrowings.

       The Company was required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit, as well as a fronting fee of 0.125% of the amount of such letter of credit. There also was a fee on the unused portion of the 2011 Revolver lending commitment ranging from 0.35% to 0.65%, depending on the Company’s leverage ratio.

       The 2011 Secured Credit Facilities required the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. For fiscal 2014, the leverage ratio was required to be not greater than 2.5 to 1.0 and the fixed charge coverage ratio was required to be not less than 1.2 to 1.0.

Note 8 — Commitments and Contingencies

       Except as disclosed below, the Company currently is not a party to any material legal proceedings.

Pending Litigation

   K2 Asia Litigation

       On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision.

   Colchester Security Litigation

       On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and is pursuing counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. In June and July 2013, the parties tried the case to a judge pro tem pursuant to the Fairfax County Court’s alternate dispute resolution program. Oral argument on the post-trial briefs is scheduled for October 28, 2013, with a decision to be rendered at a later date.

       Except for a lease termination accrual recorded in the ordinary course of business with respect to the Lorton, Virginia property, no liability has been recorded with respect to either of the preceding matters because management does not believe it is probable that a loss has been incurred.

Other Commitments and Contingencies

       One of the Company’s lenders had issued letters of credit on behalf of the Company totaling $9.2 million at August 4, 2013, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

       The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

       The aggregate cost of SBP awards charged to earnings for the three and six months ended August 4, 2013 and July 29, 2012 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Costs charged to earnings related to:
Stock options	$218	$234	$435	$1,061
Restricted stock units	703	537	1,432	1,087
Total costs	$921	$771	$1,867	$2,148

Costs included in:
Direct operating expenses	$471	$357	$967	$727
General and administrative expenses	450	414	900	1,421
Total costs	$921	$771	$1,867	$2,148

Repurchases of Common Stock

       On July 15, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The $50 million share repurchase program is expected to be implemented, as market conditions permit, through purchases made from time to time in either open market or private transactions. The Company did not repurchase any shares of the Company’s common stock during the second quarter of fiscal 2014.

       On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. For the three and six month periods ended July 29, 2012, the Company repurchased 2,858,000 and 3,113,000 shares, respectively, at an average price per share of $6.35 and $6.42, respectively, for a total cost of $20 million.

Note 10 — Impairment Charges and Lease Termination Costs

       The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
		(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs	4	55	12	86
Total impairment charges and lease termination costs	$4	$55	$12	$86

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

       The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$625	$694	$646	$709
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	(2)	47	-	70
Accretion of discount	6	8	12	16
Total provision	4	55	12	86
Payments on unexpired leases, including settlements with lessors	(21)	(70)	(50)	(116)
Balance at end of period	$608	$679	$608	$679

Note 11 — Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 4, 2013 and February 3, 2013.

	August 4, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,466	$-	$-
Liabilities:
Agricultural commodity futures contracts	$165	$-	$-

	February 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,816	$-	$-
Interest rate derivative	-	16	-
Total assets	$1,816	$16	$-
Liabilities:
Agricultural commodity futures contracts	$15	$-	$-

       The fair value of the interest rate derivative at February 3, 2013 was estimated based on an indicative bid price. There were no outstanding interest rate derivatives at August 4, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

       There were no material nonrecurring fair value measurements recorded during the three and six months ended August 4, 2013 and July 29, 2012.

Fair Values of Financial Instruments at the Balance Sheet Dates

       The carrying values and approximate fair values of certain financial instruments as of August 4, 2013 and February 3, 2013 were as follows:

	August 4, 2013		February 3, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$60,319	$60,319	$66,332	$66,332
Receivables	26,002	26,002	25,627	25,627
Receivables from Equity Method Franchisees	752	752	705	705
Interest rate derivatives	-	-	16	16

Liabilities:
Accounts payable	14,197	14,197	12,198	12,198
Agricultural commodity futures contracts	165	165	15	15
Long-term debt (including current maturities)	1,326	1,326	25,743	25,743

       The fair value of the term loan at February 3, 2013 was estimated based on an indicative bid price, valuation input Level 2. The carrying values of all other financial instruments approximate their fair values at August 4, 2013 and February 3, 2013.

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

Commodity Price Risk

       The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At August 4, 2013, the Company had commodity derivatives with an aggregate contract volume of 390,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

       On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan; the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) will not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

       The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of August 4, 2013 and February 3, 2013:

		Liability Derivatives
		Fair Value
		August 4,	February 3,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2013
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$165	$15

		Asset Derivatives
		Fair Value
		August 4,	February 3,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2013	2013
		(In thousands)
Interest rate derivative	Other assets	$-	$16

     The effect of derivative instruments on the consolidated statement of income for the three and six months ended August 4, 2013 and July 29, 2012, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	August 4,	July 29,	August 4,	July 29,
Instruments	Recognized in Income	2013	2012	2013	2012
		(In thousands)
Agricultural commodity futures
contracts	Direct operating expenses	$(410)	$1,066	$(580)	$1,117

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Designated as a Cash Flow	Location of Derivative Gain or (Loss)	August 4,	July 29,	August 4,	July 29,
Hedge	Recognized in Income	2013	2012	2013	2012
		(In thousands)
Interest rate derivative	Interest expense	$(20)	$(7)	$(39)	$(9)
Interest rate derivative	Loss on refinancing of debt	$(516)	$-	$(516)	$-

		Amount of Derivative Gain or (Loss)
		Recognized in OCI
		Three Months Ended		Six Months Ended
Derivatives Designated as a Cash Flow	Derivative Gain or (Loss)	August 4,	July 29,	August 4,	July 29,
Hedge	Recognized in OCI	2013	2012	2013	2012
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$26	$(16)	$36	$(14)
	Less - income tax effect	(10)	6	(14)	5
		16	(10)	22	(9)
	Loss on cash flow hedge
	reclassified to net income,
	previously charged to other
	comprehensive income	516	-	516	-
	Less - income tax effect	(200)	-	(200)	-
		316	-	316	-
	Net change in amount recognized
	in OCI	$332	$(10)	$338	$(9)

Note 13 — Acquisitions and Divestitures

   Business Combination

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. The acquired assets consisted principally of two Krispy Kreme stores. The allocation of the purchase price was as follows: $464,000 to property and equipment, $8,000 to other assets, and the balance of $443,000 to reacquired franchise rights. The results of operations of the acquired business have been included with those of the Company from the acquisition date. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements. The Company’s results of operations for the three and six months ended July 29, 2012 on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods are not materially different from the Company’s historical results of operations and, accordingly, have been omitted.

   Asset Divestiture

     On July 11, 2013, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7.0 million in fiscal 2013, of which approximately 45% represented wholesales sales. The franchise agreements with the new franchisee do not include wholesale sales rights. The Company Stores segment recorded a gain of $876,000 on the refranchising transaction, which is included in direct operating expenses. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where the Company has been relieved of the primary lease obligation. The Company leased the other two stores, which the Company owns, to the franchisee. In connection with the refranchising, the Company executed a development agreement with the franchisee to develop 15 additional Krispy Kreme locations in the market through fiscal 2019.

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market to a new franchisee who was a former employee of the Company; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The aggregate purchase price of the assets was approximately $1.1 million, evidenced by a 7% promissory note payable in installments equal to 3.5% of the stores’ sales beginning in February 2013. The four stores had total sales of approximately $9 million in fiscal 2013. The Company did not record a significant gain or loss on this refranchising transaction.

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

Results of Operations

     The following table sets forth operating metrics for the three and six months ended August 4, 2013 and July 29, 2012.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
Change in Same Store Sales (on-premises sales only):
Company stores	10.0%	5.4%	10.8%	3.7%
Domestic Franchise stores	11.5%	6.7%	11.4%	6.2%
International Franchise stores	(13.0)%	(12.7)%	(12.0)%	(10.3)%
International Franchise stores, in constant dollars(1)	(8.6)%	(10.0)%	(7.9)%	(8.7)%

Change in Same Store Customer Count - Company stores
(retail sales only)	7.5%	6.6%	9.0%	3.8%

Average guest check - Company stores (retail sales only)	$7.68	$7.43	$7.49	$7.27

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchant	5,283	5,586	5,327	5,595
Convenience store	4,503	4,470	4,492	4,535

Average weekly sales per door:
Grocery/mass merchant	$353	$322	$359	$319
Convenience store	262	246	264	247

Systemwide Sales (in thousands):(2)
Company stores	$74,893	$68,710	$156,014	$141,515
Domestic Franchise stores	78,616	69,532	159,602	141,504
International Franchise stores	102,971	102,437	213,226	207,357
International Franchise stores, in constant dollars(3)	102,971	97,914	213,226	199,447

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$203.4	$179.9	$203.3	$180.9
Dual-channel stores:
On-premises	34.8	30.4	37.9	32.9
Wholesale	50.4	45.6	51.1	45.5
Total	85.2	76.0	89.0	78.4
On-premises only stores	37.2	32.9	38.9	34.2
All factory stores	75.1	68.5	78.0	70.5
Satellite stores	20.7	18.5	22.0	19.9
All stores	62.5	57.6	65.0	59.5

Domestic Franchise stores:
Factory stores	$51.9	$46.7	$53.1	$47.3
Satellite stores	18.1	16.6	18.3	17.3

International Franchise stores:
Factory stores	$38.3	$39.8	$39.7	$40.6
Satellite stores	9.3	11.1	9.9	11.4

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended July 29, 2012 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended August 4, 2013.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and six months ended August 4, 2013 and July 29, 2012 include only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of August 4, 2013 and July 29, 2012.

	August 4,	July 29,
	2013	2012
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	31	36
On-premises only stores	34	30
Satellite stores	21	20
Total Company stores	93	93

Domestic Franchise stores:
Factory stores	105	101
Satellite stores	45	40
Total Domestic Franchise stores	150	141

International Franchise stores:
Factory stores	119	118
Satellite stores	427	359
Total International Franchise stores	546	477

Total systemwide stores	789	711

     The following table sets forth data about the number of store operating weeks for the three and six months ended August 4, 2013 and July 29, 2012.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91	182	182
Dual-channel stores	430	468	878	936
On-premises only stores	427	384	840	761
Satellite stores	273	260	539	520

Domestic Franchise stores:(1)
Factory stores	1,320	1,309	2,627	2,610
Satellite stores	576	520	1,136	1,039

International Franchise stores:(1)
Factory stores	1,359	1,323	2,705	2,623
Satellite stores	5,391	4,494	10,497	8,723

(1)	Metrics for the three and six months ended August 4, 2013 and July 29, 2012 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of August 4, 2013.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	5	-	-	5
Georgia	7	5	-	12
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	5	3	-	8
Tennessee	10	3	-	13
Virginia	5	2	-	7
West Virginia	1	-	-	1
Total	72	20	1	93

     Changes in the number of Company stores during the three and six months ended August 4, 2013 and July 29, 2012 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 4, 2013
May 5, 2013	74	20	1	95
Opened	2	-	-	2
Closed	(1)	-	-	(1)
Transferred to Domestic Franchise	(3)	-	-	(3)
August 4, 2013	72	20	1	93

Six months ended August 4, 2013
February 3, 2013	76	20	1	97
Opened	3	-	-	3
Closed	(1)	-	-	(1)
Transferred to Domestic Franchise	(6)	-	-	(6)
August 4, 2013	72	20	1	93

Three months ended July 29, 2012
April 29, 2012	72	19	1	92
Opened	1	-	-	1
Closed	-	-	-	-
July 29, 2012	73	19	1	93

Six months ended July 29, 2012
January 29, 2012	72	19	1	92
Opened	1	-	-	1
Closed	-	-	-	-
July 29, 2012	73	19	1	93

     The following table sets forth the types and locations of domestic franchise stores as of August 4, 2013.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	3	-	4
Arkansas	2	-	-	2
California	15	2	4	21
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	-	1
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	10	2	-	12
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	1	-	2
Total	105	31	14	150

     Changes in the number of domestic franchise stores during the three and six months ended August 4, 2013 and July 29, 2012 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 4, 2013
May 5, 2013	102	30	14	146
Opened	-	1	-	1
Closed	-	-	-	-
Transferred from Company Stores	3	-	-	3
August 4, 2013	105	31	14	150

Six months ended August 4, 2013
February 3, 2013	99	29	14	142
Opened	-	2	-	2
Closed	-	-	-	-
Transferred from Company Stores	6	-	-	6
August 4, 2013	105	31	14	150

Three months ended July 29, 2012
April 29, 2012	102	26	14	142
Opened	-	-	-	-
Closed	(1)	-	-	(1)
July 29, 2012	101	26	14	141

Six months ended July 29, 2012
January 29, 2012	102	25	15	142
Opened	1	2	-	3
Closed	(2)	(1)	(1)	(4)
July 29, 2012	101	26	14	141

     The types and locations of international franchise stores as of August 4, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Dominican Republic	2011	1	-	2	-	3
India	2013	1	-	1	1	3
Indonesia	2007	1	-	4	8	13
Japan	2007	17	-	28	-	45
Kuwait	2007	1	-	6	6	13
Lebanon	2009	2	-	5	1	8
Malaysia	2010	2	-	1	5	8
Mexico	2004	8	1	37	58	104
Philippines	2007	6	3	27	8	44
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	-	-	2
Saudi Arabia	2008	10	-	69	21	100
South Korea	2005	33	-	40	-	73
Thailand	2011	3	2	2	2	9
Turkey	2010	1	-	11	8	20
United Arab Emirates	2008	2	-	8	5	15
United Kingdom	2004	14	2	30	9	55
Total		119	9	280	138	546

     Changes in the number of international franchise stores during the three and six months ended August 4, 2013 and July 29, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended August 4, 2013
May 5, 2013	121	9	271	131	532
Opened	1	-	11	7	19
Closed	(2)	-	(3)	-	(5)
Change in store type	(1)	-	1	-	-
August 4, 2013	119	9	280	138	546

Six months ended August 4, 2013
February 3, 2013	120	9	257	123	509
Opened	4	-	27	15	46
Closed	(4)	-	(5)	-	(9)
Change in store type	(1)	-	1	-	-
August 4, 2013	119	9	280	138	546

Three months ended July 29, 2012
April 29, 2012	115	11	223	109	458
Opened	4	-	14	6	24
Closed	-	-	(4)	(1)	(5)
Change in store type	(1)	-	1	-	-
July 29, 2012	118	11	234	114	477

Six months ended July 29, 2012
January 29, 2012	118	11	226	105	460
Opened	4	-	28	12	44
Closed	(3)	-	(14)	(10)	(27)
Change in store type	(1)	-	(6)	7	-
July 29, 2012	118	11	234	114	477

Three months ended August 4, 2013 compared to three months ended July 29, 2012

   Overview

     Total revenues rose by 10.4% to $112.7 million for the three months ended August 4, 2013 compared to $102.1 million for the three months ended July 29, 2012. Consolidated operating income increased to $10.6 million from $9.2 million, and consolidated net income was $4.7 million compared to $4.9 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$75,689	$69,338
Domestic Franchise	2,799	2,430
International Franchise	6,057	5,781
KK Supply Chain:
Total revenues	57,201	51,465
Less - intersegment sales elimination	(29,017)	(26,899)
External KK Supply Chain revenues	28,184	24,566
Total revenues	$112,729	$102,115

Segment revenues as a percentage of total revenues:
Company Stores	67.1%	67.9%
Domestic Franchise	2.5	2.4
International Franchise	5.4	5.7
KK Supply Chain (external sales)	25.0	24.1
	100.0%	100.0%

Segment operating results:
Company Stores	$1,790	$338
Domestic Franchise	1,526	1,329
International Franchise	4,239	4,162
KK Supply Chain	8,999	8,392
Total segment operating income	16,554	14,221
General and administrative expenses	(5,655)	(4,770)
Corporate depreciation and amortization expense	(295)	(162)
Impairment charges and lease termination costs	(4)	(55)
Consolidated operating income	10,600	9,234
Interest income	70	61
Interest expense	(354)	(420)
Loss on refinancing of debt	(967)	-
Equity in losses of equity method franchisee	(60)	(53)
Other non-operating income and (expense), net	(1)	79
Income before income taxes	9,288	8,901
Provision for income taxes	4,571	3,972
Consolidated net income	$4,717	$4,929

   Adjusted Net Income

     The Company has approximately $206 million of federal net operating loss carryovers, as well as loss carryovers for state income tax purposes. Until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company.

     In the second quarter of fiscal 2014, the Company recorded a charge of $967,000 related to the refinancing of its secured credit facilities, consisting of the writeoff of unamortized deferred financing costs related to the Company’s term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding the effects of the above facts and transactions on the Company’s results of operations. In addition, the non-GAAP financial information is intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands, except per share amounts)
Net income, as reported	$4,717	$4,929
Loss on refinancing of debt	967	-
Provision for deferred income taxes	3,945	3,290
Adjusted net income	$9,629	$8,219

Adjusted earnings per common share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average shares outstanding:
Basic	67,267	67,461
Diluted	71,089	69,432

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$33,581	$29,062	44.4%	41.9%
Fundraising sales	2,559	2,651	3.4	3.8
Total on-premises sales	36,140	31,713	47.7	45.7
Wholesale sales:
Grocery/mass merchant	23,937	23,014	31.6	33.2
Convenience store	14,647	13,752	19.4	19.8
Other wholesale	965	859	1.3	1.2
Total wholesale sales	39,549	37,625	52.3	54.3
Total revenues	75,689	69,338	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	29,045	26,624	38.4	38.4
Shop labor	13,881	12,743	18.3	18.4
Delivery labor	6,151	5,876	8.1	8.5
Employee benefits	5,578	5,093	7.4	7.3
Total cost of sales	54,655	50,336	72.2	72.6
Vehicle costs(1)	4,235	4,144	5.6	6.0
Occupancy(2)	2,455	2,389	3.2	3.4
Utilities expense	1,582	1,540	2.1	2.2
Depreciation and amortization expense	2,174	1,944	2.9	2.8
Gain on refranchising	(876)	-	(1.2)	-
Other operating expenses	5,039	4,602	6.7	6.6
Total store level costs	69,264	64,955	91.5	93.7
Store operating income	6,425	4,383	8.5	6.3
Other segment operating costs(3)	3,560	2,970	4.7	4.3
Allocated corporate overhead	1,075	1,075	1.4	1.6
Segment operating income	$1,790	$338	2.4%	0.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the second quarter of fiscal 2013 to the second quarter of fiscal 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended July 29, 2012	$31,713	$37,625	$69,338
Fiscal 2013 sales at closed stores	(538)	(644)	(1,182)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(1,788)	(1,945)	(3,733)
Fiscal 2014 sales at closed stores	132	202	334
Fiscal 2014 sales at stores refranchised in fiscal 2014	739	580	1,319
Increase in sales at established stores (open stores only)	2,418	3,347	5,765
Increase in sales at stores opened in fiscal 2013	1,336	-	1,336
Sales at stores acquired in fiscal 2013	689	384	1,073
Sales at stores opened in fiscal 2014	1,439	-	1,439
Sales for the three months ended August 4, 2013	$36,140	$39,549	$75,689

     Sales at Company Stores increased 9.2% to $75.7 million in the second quarter of fiscal 2014 from $69.3 million in the second quarter of fiscal 2013. Selling price increases in the on-premises channel accounted for approximately 1.6 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect unit volumes, which may negatively affect sales.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	August 4,	July 29,
	2013	2012
On-premises:
Change in same store sales	10.0%	5.4%
Change in same store customer count (retail sales only)	7.5%	6.6%
Average guest check (retail sales only)	$7.68	$7.43
Wholesale:
Grocery/mass merchant:
Change in average weekly number of doors	(5.4)%	(4.9)%
Change in average weekly sales per door	9.6%	8.4%
Convenience store:
Change in average weekly number of doors	0.7%	(7.8)%
Change in average weekly sales per door	6.5%	8.4%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	August 4,	July 29,
	2013	2012
Change in same store sales:
Retail pricing	3.8%	0.0%
Guest check average (exclusive of the effects of pricing)	(0.5)	(0.7)
Customer count	6.8	5.9
Other	(0.1)	0.2
Total	10.0%	5.4%

     On-premises sales increased 14.0% to $36.1 million in the second quarter of fiscal 2014 from $31.7 million in the second quarter of fiscal 2013, driven principally by an increase in store operating weeks, higher customer traffic, and retail price increases. Approximately 3.6 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2014. On February 18, 2013, the Company implemented on-premises price increases at substantially all of its stores. These price increases affected items comprising approximately 70% of on-premises sales, and the average price increase on these items was approximately 5%. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

   Wholesale distribution

     Sales to wholesale accounts increased 5.1% to $39.5 million in the second quarter of fiscal 2014 from $37.6 million in the second quarter of fiscal 2013. Higher unit volumes accounted for the increase, as pricing was unchanged.

     Sales to grocers and mass merchants increased 4.0% to $23.9 million, with a 9.6% increase in average weekly sales per door partially offset by a 5.4% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects the reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets, the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer, as well as a program change with another customer to include only a limited number of doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Convenience store sales rose 6.5% to $14.6 million, reflecting a 6.5% increase in the average weekly sales per door and a 0.7% increase in the average number of doors served. The average number of doors served in the convenience store channel rose slightly despite a reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets. Sales of loose unpackaged products comprised approximately 78% of sales to convenience store customers for the second quarter of fiscal 2014, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 0.4 percentage points from the second quarter of fiscal 2013 to 72.2% of revenues in the second quarter of fiscal 2014.

     The cost of food, beverage and packaging as a percentage of revenues remained unchanged at 38.4% in the second quarter of fiscal 2014. Price increases in the on-premises distribution channel more than offset increases in the cost of food, beverage and packaging.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase substantially all of its estimated shortening, flour and sugar requirements for the balance of fiscal 2014. The Company expects its aggregate cost of doughnut mixes, shortening, sugar and packaging in the second half of fiscal 2014 to be similar to the costs prevailing in the first half of the year. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor as a percentage of revenues declined by 0.1 percentage point from the second quarter of fiscal 2013 to 18.3 % in the second quarter of fiscal 2014, principally due to higher revenues partially offset by higher shop labor costs at new stores, which typically require increased labor during their initial weeks of operation.

     Delivery labor as a percentage of revenues declined by 0.4 percentage points from the second quarter of fiscal 2013 to 8.1% in the second quarter of fiscal 2014 due to a reduction in wholesale sales as a percentage of total Company Stores sales.

     Employee benefits as a percentage of revenues increased from 7.3% in the second quarter of fiscal 2013 to 7.4% in the second quarter of fiscal 2014, principally due higher healthcare costs. Total healthcare cost increased approximately $700,000 year-over-year, approximately half of which was not anticipated. The Company is self-insured for healthcare costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of medical claims directly affect the Company’s results of operations. The Company does not know if the level of costs incurred in the second quarter of fiscal 2014 is representative of its healthcare costs in future periods.

     Vehicle costs as a percentage of revenues decreased from 6.0% in the second quarter of fiscal 2013 to 5.6% in the second quarter of fiscal 2014, principally due to higher revenues, lower fuel costs due to a reduction in mileage as a result of account rationalization, and an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2013 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $550,000 in the second quarter of fiscal 2014 and $370,000 in the second quarter of fiscal 2013. The $550,000 favorable adjustment recorded in the second quarter of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $50,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $110,000 included in other operating costs. The $370,000 favorable adjustment recorded in the second quarter of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000, a favorable adjustment relating to vehicle liability claims of approximately $210,000, and a favorable adjustment relating to general liability claims of approximately $180,000.

     Depreciation expense increased to 2.9% of revenues in the second quarter of fiscal 2014 from 2.8% of revenues in the second quarter of fiscal 2013 due to increased capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

     During the second quarter of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company recorded a gain of $876,000 on the refranchising transaction.

     Other segment operating costs increased to 4.7% of revenues in the second quarter of fiscal 2014 from 4.3% of revenues in the second quarter of fiscal 2013. These costs include $285,000 and $45,000 in legal costs in the second quarter of fiscal 2014 and fiscal 2013, respectively, related to the litigation associated with the Company’s former landlord in Lorton, Virginia, described in Note 8 to the consolidated financial statements appearing elsewhere herein. The increase in other segment operating costs also reflects an increase in personnel costs to support anticipated Company Stores shop openings.

     The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees or face a potential annual penalty. To avoid this potential penalty, the health benefits that are offered must provide a minimum level of coverage, and there is a limit to the amount that employees can be charged for the coverage. This new requirement has been delayed generally from January 2014 to January 2015.

     The Company currently employs a substantial number of persons to whom the Company does not currently provide health care benefits but who the Company expects will be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act. In addition, certain regulations which could have an effect on the Company’s implementation of the provisions of the Act and which could affect the Company’s costs, have not been finalized.

     However, based on information currently available to the Company and the Company’s analyses to-date and its current cost estimates, management currently does not expect that the aggregate incremental cost of providing health care coverage prescribed by the Act will exceed its current costs by more than approximately $5 million annually. The Company currently believes its incremental costs are likely to be less than such amount, and may be substantially less. The Company is continuing to study and evaluate the requirements of the Act, and the Company’s estimate of the additional cost of providing benefits mandated by the Act is expected to change as the Company gains additional information and makes decisions affecting its implementation of the Act’s requirements.

     In addition, the Company is continuing to study and evaluate potential cost reduction actions the Company might take to mitigate the cost of implementation of the Act. The Company’s intention is to implement the provisions of the Act in a manner such that, together with offsetting cost reduction actions, the implementation will not have a material adverse effect on the Company’s results of operations.

   Domestic Franchise

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$2,671	$2,321
Development and franchise fees	-	-
Other	128	109
Total revenues	2,799	2,430

Operating expenses:
Segment operating expenses	1,151	946
Depreciation expense	22	55
Allocated corporate overhead	100	100
Total operating expenses	1,273	1,101
Segment operating income	$1,526	$1,329

     Domestic Franchise revenues increased 15.2% to $2.8 million in the second quarter of fiscal 2014 from $2.4 million in the second quarter of fiscal 2013. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $70 million in the second quarter of fiscal 2013 to $79 million in the second quarter of fiscal 2014. Approximately $1.9 million of the increase in sales is the result of refranchising Company stores. Domestic Franchise same store sales rose 11.5% in the second quarter of fiscal 2014.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the second quarter of fiscal 2014 reflect increased costs related to the addition of new personnel in fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program. The Company expects to continue to incur additional franchise costs in connection with management’s reengagement in franchise expansion efforts to drive domestic franchise unit growth.

     Domestic franchisees opened one store in the second quarter of fiscal 2014; no franchise fee was payable with respect to the store because the franchisee’s license agreement provides that the franchisee may develop, with the Company’s consent, additional Krispy Kreme shops within the franchisee’s territory without payment of initial franchise or development fees.

     On July 11, 2013, a new domestic franchisee acquired three Krispy Kreme stores from the Company and signed a development agreement pursuant to which the franchisee agreed to develop 15 new Krispy Kreme shops in the Dallas market through fiscal 2019, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. As of August 4, 2013, existing development agreements for territories in the United States provide for the development of approximately 65 additional stores through fiscal 2020. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$5,812	$5,491
Development and franchise fees	245	290
Total revenues	6,057	5,781

Operating expenses:
Segment operating expenses	1,517	1,316
Depreciation expense	1	3
Allocated corporate overhead	300	300
Total operating expenses	1,818	1,619
Segment operating income	$4,239	$4,162

     International Franchise royalties increased 5.8%, driven by an increase in sales by international franchise stores from $102 million in the second quarter of fiscal 2013 to $103 million in the second quarter of fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $4.8 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, which adversely affected international royalty revenues by approximately $290,000. Excluding the effects of exchange rates, sales by international franchisees rose 5.2%. The Company recognized revenue of approximately $320,000 of royalties collected during the second quarter of fiscal 2014 related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties.

     International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 8.6%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops. Additionally, the currency adjusted same store sales were negatively influenced during the second quarter of fiscal 2014 by a change in the timing of observance of a major holiday in many of the Company's international markets relative to last year, as well as by unseasonably warm weather in the United Kingdom in July 2013.

     Constant dollar same store sales in established markets fell 2.4% in the second quarter of fiscal 2014 and fell 14.6% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 53% of aggregate constant dollar same store sales for the second quarter of fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 504 international shops currently in operation that opened since the beginning of fiscal 2007, 214 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $1.5 million in the second quarter of fiscal 2014 from $1.3 million in the second quarter of fiscal 2013, principally reflecting higher personnel and personnel-related costs to support continuing and anticipated international growth. Management expects International Franchise operating expenses to continue to rise in the balance of fiscal 2014 compared to the comparable period of fiscal 2013 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 19 stores and closed five stores in the second quarter of fiscal 2014. As of August 4, 2013, existing development agreements for territories outside the United States provide for the development of approximately 350 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$19,885	$16,617	34.8%	32.3%
Other ingredients, packaging and supplies	34,109	31,595	59.6	61.4
Equipment	2,523	2,631	4.4	5.1
Fuel surcharge	684	622	1.2	1.2
Total revenues before intersegment sales elimination	57,201	51,465	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	39,308	35,854	68.7	69.7
(Gain) loss on agricultural derivatives	410	(1,066)	0.7	(2.1)
Inbound freight	1,611	1,512	2.8	2.9
Total cost of sales	41,329	36,300	72.3	70.5
Distribution costs	3,528	3,422	6.2	6.6
Other segment operating costs	2,873	2,816	5.0	5.5
Depreciation expense	172	235	0.3	0.5
Allocated corporate overhead	300	300	0.5	0.6
Total operating costs	48,202	43,073	84.3	83.7
Segment operating income	$8,999	$8,392	15.7%	16.3%

     Sales of doughnut mixes rose 19.7% year-over-year in the second quarter of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops and higher selling prices.

     Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 8.0% year-over-year in the second quarter of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops. The greater increase in sales of doughnut mixes compared to sales of other ingredients, packaging and supplies reflects, among other things, process and equipment innovations by the Company that have reduced consumption of certain ingredients.

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

     KK Supply Chain cost of sales increased to 72.3% of revenues in the second quarter of fiscal 2014 from 70.5% of revenues in the second quarter of the preceding fiscal year. The cost of goods produced and purchased fell 1.0 percentage points, over half of which was due to lower provisions for obsolete and excess equipment inventories. KK Supply Chain had net losses on agricultural derivative positions of $410,000 in the second quarter of fiscal 2014 compared to net gains of $1.1 million in the second quarter of fiscal 2013. The Company has not designated any of its derivative positions as cash flow hedges and accordingly, changes in the market value of those positions are reflected in earnings as they occur.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs as a percentage of revenues declined by 0.5 percentage points to 5.0% in the second quarter of fiscal 2014, principally reflecting economies of scale.

     Franchisees opened 20 stores and closed five stores in the second quarter of fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased to $5.7 million in the second quarter of fiscal 2014 from $4.8 million in the second quarter of fiscal 2013, and as a percentage of total revenues increased to 5.0% from 4.7%.

     The increase in general and administrative expenses in the second quarter of fiscal 2014 reflects an increase in healthcare costs of approximately $270,000, of which approximately $200,000 was not anticipated, and an increase of approximately $240,000 of costs associated with the Company’s ongoing management succession planning. See “Company Stores,” above for a further discussion of an unanticipated increase in healthcare costs in the second quarter of fiscal 2014 associated with the Company’s self- insured medical plan.

     In addition, provisions for incentive compensation rose $300,000 in the second quarter of fiscal 2014 compared to the prior year. General and administrative expenses in the second quarter of fiscal 2014 include approximately $1.0 million of incentive compensation provisions based on fiscal 2014 operating results (with an additional charge of approximately $800,000 included in direct operating expenses) compared to $700,000 of incentive compensation in the second quarter of fiscal 2013 (with an additional charge of approximately $700,000 included in direct operating expenses).

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $4,000 in the second quarter of fiscal 2014 compared to $55,000 in the second quarter of fiscal 2013.

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	4	55
	$4	$55

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

     The Company intends to refranchise additional geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     From fiscal 2009 through fiscal 2013, the Company refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings.

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The four stores had total sales of approximately $9.0 million in fiscal 2013. The Company did not record a significant gain or loss on the refranchising transaction. On July 11, 2013, the Company refranchised three stores in the Dallas market. The three stores had total sales of approximately $7.0 million in fiscal 2013. The Company realized a gain of $876,000 on the refranchising transaction, which is included in the results of operations of the Company Stores segment.

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

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$106	$176
Letter of credit and unused revolver fees	61	74
Amortization of cost of interest rate derivatives	20	7
Amortization of deferred financing costs	107	99
Other	60	64
	$354	$420

     On July 12, 2013, the Company refinanced its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Loss on Refinancing of Debt

     The Company recorded a charge of $967,000 in the second quarter of fiscal 2014 related to the refinancing of the Company’s secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) will not occur.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $60,000 in the second quarter of fiscal 2014 compared to losses of $53,000 in the second quarter of fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The Company’s effective tax rate for the second quarter of fiscal 2014 was 49% compared to 45% for the second quarter of fiscal 2013. Included in income tax expense for the second quarter of fiscal 2014 is a charge of approximately $685,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the quarter, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

     The portion of the income tax provision representing taxes estimated to be payable currently was $626,000 and $682,000 in the second quarter of fiscal 2014 and fiscal 2013, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

     The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2014 is 43%. Management’s estimate of the fiscal 2014 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

     See “Results of Operations – Three months ended August 4, 2013 compared to three months ended July 29, 2012 – Adjusted Net Income” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

     The Company had valuation allowances against deferred income tax assets of $9.5 million at August 4, 2013 and $9.8 million at February 3, 2013, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

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

     The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating losses and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized. The Company has forecasted future results using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2011, 2012 and 2013. Assuming the Company generates pretax income of $24 million in each future year, which approximates the Company’s average pretax income in fiscal 2011 through 2013, management estimates that approximately $116 million of its deferred tax assets will be realized in periods after fiscal 2013. The decrease in the amount of deferred income tax assets expected to be realized from January 29, 2012 to February 3, 2013 reflected the realization in fiscal 2013 of approximately $13 million of such assets and the loss of approximately $9.8 million of income tax benefits associated with the expiration in fiscal 2013 of warrants to acquire the Company’s common stock issued in prior years, as more fully described in Note 3 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended February 3, 2013.

     The remaining valuation allowance of $9.5 million represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards having relatively short carryover periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

     As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.5 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.5 million to approximately $14.3 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates fiscal 2013 pretax income measured on a 52-week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year, subsequent to fiscal 2013, of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income. Management revisited this conclusion as of August 4, 2013, and determined that such conclusion remained appropriate. Absent the occurrence of some event or events not currently known, management does not anticipate adjusting its estimate of future earnings until the end of fiscal 2014, although management will continue to revisit this assessment at the end of the third quarter of fiscal 2014 and determine whether such conclusion remains appropriate.

     Net Income

     The Company reported net income of $4.7 million for the three months ended August 4, 2013 and $4.9 million for the three months ended July 29, 2012.

Six months ended August 4, 2013 compared to six months ended July 29, 2012

   Overview

     Total revenues rose by 10.8% to $233.4 million for the six months ended August 4, 2013 compared to $210.6 million for the six months ended July 29, 2012. Consolidated operating income increased to $25.8 million from $20.1 million, and consolidated net income was $12.7 million compared to $11.0 million.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$157,610	$142,679
Domestic Franchise	5,670	5,063
International Franchise	12,502	11,808
KK Supply Chain:
Total revenues	117,012	105,250
Less - intersegment sales elimination	(59,440)	(54,189)
External KK Supply Chain revenues	57,572	51,061
Total revenues	$233,354	$210,611

Segment revenues as a percentage of total revenues:
Company Stores	67.5%	67.7%
Domestic Franchise	2.4	2.4
International Franchise	5.4	5.6
KK Supply Chain (external sales)	24.7	24.2
	100.0%	100.0%

Segment operating results:
Company Stores	$7,104	$3,286
Domestic Franchise	2,965	2,898
International Franchise	8,770	8,656
KK Supply Chain	19,238	16,869
Total segment operating income	38,077	31,709
General and administrative expenses	(11,710)	(11,228)
Corporate depreciation and amortization expense	(571)	(327)
Impairment charges and lease termination costs	(12)	(86)
Consolidated operating income	25,784	20,068
Interest income	131	88
Interest expense	(791)	(818)
Loss on refinancing of debt	(967)	-
Equity in losses of equity method franchisee	(113)	(103)
Other non-operating income and (expense), net	(6)	157
Income before income taxes	24,038	19,392
Provision for income taxes	11,322	8,437
Consolidated net income	$12,716	$10,955

   Adjusted Net Income

     The Company has approximately $206 million of federal net operating loss carryovers, as well as loss carryovers for state income tax purposes. Until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company.

     In the second quarter of fiscal 2014, the Company recorded a charge of $967,000 related to the refinancing of its secured credit facilities, consisting of the writeoff of unamortized deferred financing costs related to the Company’s term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis.

     The following non-GAAP financial information and related reconciliation to GAAP measures are provided to assist the reader in understanding the effects of the above facts and transactions on the Company’s results of operations. In addition, the non-GAAP financial information is intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands, except per share amounts)
Net income, as reported	$12,716	$10,955
Loss on refinancing of debt	967	-
Provision for deferred income taxes	10,050	7,524
Adjusted net income	$23,733	$18,479

Adjusted earnings per common share:
Basic	$0.35	$0.27
Diluted	$0.34	$0.26

Weighted average shares outstanding:
Basic	67,139	68,511
Diluted	70,833	70,660

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$69,598	$59,658	44.2%	41.8%
Fundraising sales	7,336	7,531	4.7	5.3
Total on-premises sales	76,934	67,189	48.8	47.1
Wholesale sales:
Grocery/mass merchant	49,171	45,754	31.2	32.1
Convenience store	29,538	28,074	18.7	19.7
Other wholesale	1,967	1,662	1.2	1.2
Total wholesale sales	80,676	75,490	51.2	52.9
Total revenues	157,610	142,679	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	59,411	54,421	37.7	38.1
Shop labor	27,655	25,525	17.5	17.9
Delivery labor	12,448	11,783	7.9	8.3
Employee benefits	10,924	10,091	6.9	7.1
Total cost of sales	110,438	101,820	70.1	71.4
Vehicle costs(1)	8,658	8,630	5.5	6.0
Occupancy(2)	5,017	4,803	3.2	3.4
Utilities expense	2,988	2,954	1.9	2.1
Depreciation expense	4,528	4,041	2.9	2.8
Gain on refranchising	(876)	-	(0.6)	-
Other operating expenses	10,333	9,364	6.6	6.6
Total store level costs	141,086	131,612	89.5	92.2
Store operating income	16,524	11,067	10.5	7.8
Other segment operating costs(3)	7,270	5,631	4.6	3.9
Allocated corporate overhead	2,150	2,150	1.4	1.5
Segment operating income	$7,104	$3,286	4.5%	2.3%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the six months ended July 29, 2012 to the six months ended August 4, 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the six months ended July 29, 2012	$67,189	$75,490	$142,679
Fiscal 2013 sales at closed stores	(1,190)	(1,289)	(2,479)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(3,587)	(3,821)	(7,408)
Fiscal 2014 sales at closed stores	656	892	1,548
Fiscal 2014 sales at stores refranchised in fiscal 2014	2,075	1,715	3,790
Increase in sales at established stores (open stores only)	5,417	6,877	12,294
Increase in sales at stores opened in fiscal 2013	3,499	-	3,499
Sales at stores acquired in fiscal 2013	1,270	812	2,082
Sales at stores opened in fiscal 2014	1,605	-	1,605
Sales for the six months ended August 4, 2013	$76,934	$80,676	$157,610

     Sales at Company Stores increased 10.5% to $157.6 million in the first six months of fiscal 2014 from $142.7 million in the first six months of fiscal 2013. Selling price increases in the on-premises channel accounted for approximately 1.5 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect unit volumes, which may negatively affect sales.

     The following table presents sales metrics for Company stores:

	Six Months Ended
	August 4,	July 29,
	2013	2012
On-premises:
Change in same store sales	10.8%	3.7%
Change in same store customer count (retail sales only)	9.0%	3.8%
Average guest check (retail sales only)	$7.49	$7.27
Wholesale:
Grocery/mass merchant:
Change in average weekly number of doors	(4.8)%	(4.7)%
Change in average weekly sales per door	12.5%	8.5%
Convenience store:
Change in average weekly number of doors	(0.9)%	(9.2)%
Change in average weekly sales per door	6.9%	11.8%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Six Months Ended
	August 4,	July 29,
	2013	2012
Change in same store sales:
Retail pricing	3.3%	1.4%
Guest check average (exclusive of the effects of pricing)	(0.4)	(1.2)
Customer count	7.8	3.3
Other	0.1	0.2
Total	10.8%	3.7%

     On-premises sales increased 14.5% to $76.9 million in the first six months of fiscal 2014 from $67.2 million in the first six months of fiscal 2013, driven principally an increase in store operating weeks, higher customer traffic, and retail price increases. Approximately 3.2 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2014. On February 18, 2013, the Company implemented on-premises price increases at substantially all of its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affect items comprising approximately 70% of on-premises sales, and the average price increase on these items was approximately 5%. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

   Wholesale sales

     Sales to wholesale accounts increased 6.9% to $80.7 million in the first six months of fiscal 2014 from $75.5 million in the first six months of fiscal 2013. Higher unit volumes accounted for the increase, as pricing was unchanged.

     Sales to grocers and mass merchants increased 7.5% to $49.2 million, with a 12.5% increase in average weekly sales per door partially offset by a 4.8% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects the reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets, the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer, as well as a program change with another customer to include only a limited number of doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Convenience store sales rose 5.2% to $29.5 million, reflecting a 6.9% increase in the average weekly sales per door, partially offset by a 0.9% decline in the average number of doors served. The slight decline in the average number of doors served in the convenience store channel reflects the reduction of doors associated with the refranchising of stores in the Kansas/Missouri and Dallas markets, a reduction in the number of stops at relatively low volume doors and the loss of a regional convenience store account in the first quarter of fiscal 2013. Sales of loose unpackaged products comprised approximately 78% of sales to convenience store customers for the six months ended August 4, 2013, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 1.3 percentage points from the first six months of fiscal 2013 to 70.1% in the first six months of fiscal 2014.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 0.4 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Price increases in the on-premises distribution channel more than offset increases in the cost of food, beverage and packaging. In addition, a reduction in returns in the wholesale distribution channel and a greater percentage of sales derived from on-premises customers compared to last year contributed to the improvement. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale distribution channel and because of the effect of returns in the wholesale distribution channel.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase substantially all its estimated shortening, flour and sugar requirements for the balance of fiscal 2014. The Company expects its aggregate cost of doughnut mixes, shortening, sugar and packaging in the second half of fiscal 2014 to be similar to the costs prevailing in the first half of the year. The Company’s contracts for sugar also cover substantially all of its estimated fiscal 2015 requirements.

     Shop labor as a percentage of revenues declined by 0.4 percentage points from the first six months of fiscal 2013 to 17.5% in the first six months of fiscal 2014, principally due to higher revenues and a shift in sales mix toward on-premises sales compared to the prior year.

     Delivery labor as a percentage of revenues declined by 0.4 percentage points from the first six months of fiscal 2013 to 7.9% in the first six months of fiscal 2014 due to a reduction in wholesale sales as a percentage of total Company Stores sales.

     Vehicle costs as a percentage of revenues decreased from 6.0% in the first six months of fiscal 2013 to 5.5% in the first six months of fiscal 2014, principally due to higher revenues, lower fuel costs due to a reduction in mileage as a result of account rationalization, and an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2013 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $550,000 in the second quarter of fiscal 2014 and $370,000 in the second quarter of fiscal 2013. The $550,000 favorable adjustment recorded in the second quarter of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $50,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $110,000 included in other operating costs. The $370,000 favorable adjustment recorded in the second quarter of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000, a favorable adjustment relating to vehicle liability claims of approximately $210,000, and a favorable adjustment relating to general liability claims of approximately $180,000.

     Depreciation expense increased in the first six months of fiscal 2014 to 2.9% of revenues from 2.8% of revenues in the first six months of fiscal 2013 due to increased capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

     During the second quarter of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company recorded a gain of approximately $876,000 on the refranchising transaction.

     Other segment operating expense increased in the first six months of fiscal 2014 to 4.6% of revenues from 3.9% of revenues in the first six months of fiscal 2013. These costs include approximately $720,000 and $120,000 in legal costs in the first six months of fiscal 2014 and fiscal 2013, respectively, related to the litigation associated with the Company’s former landlord in Lorton, Virginia, described in Note 8 to the consolidated financial statements appearing elsewhere herein. The increase in other segment operating costs also reflects an increase in personnel costs to support anticipated Company Stores shop openings.

     The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees or face a potential annual penalty. To avoid this potential penalty, the health benefits that are offered must provide a minimum level of coverage, and there is a limit to the amount that employees can be charged for the coverage. This new requirement has been delayed generally from January 2014 to January 2015.

     The Company currently employs a substantial number of persons to whom the Company does not currently provide health care benefits but who the Company expects will be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act. In addition, certain regulations which could have an effect on the Company’s implementation of the provisions of the Act, and which could affect the Company’s costs, have not been finalized.

      However, based on information currently available to the Company and the Company’s analyses to-date and its current cost estimates, management currently does not expect that the aggregate incremental cost of providing health care coverage prescribed by the Act will exceed its current costs by more than approximately $5 million annually. The Company currently believes its incremental costs are likely to be less than such amount, and may be substantially less. The Company is continuing to study and evaluate the requirements of the Act, and the Company’s estimate of the additional cost of providing benefits mandated by the Act is expected to change as the Company gains additional information and makes decisions affecting its implementation of the Act’s requirements.

      In addition, the Company is continuing to study and evaluate potential cost reduction actions the Company might take to mitigate the cost of implementation of the Act. The Company’s intention is to implement the provisions of the Act in a manner such that, together with offsetting cost reduction actions, the implementation will not have a material adverse effect on the Company’s results of operations.

   Domestic Franchise

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$5,410	$4,758
Development and franchise fees	25	88
Other	235	217
Total revenues	5,670	5,063

Operating expenses:
Segment operating expenses	2,469	1,855
Depreciation expense	36	110
Allocated corporate overhead	200	200
Total operating expenses	2,705	2,165
Segment operating income	$2,965	$2,898

     Domestic Franchise revenues increased 12.0% to $5.7 million in the first six months of fiscal 2014 from $5.1 million in the first six months of fiscal 2013. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $142 million in the first six months of fiscal 2013 to $160 million in the first six months of fiscal 2014. Approximately $3.2 million of the increase in sales is the result of refranchising Company stores. Domestic Franchise same store sales rose 11.4% in the first six months of fiscal 2014.

     Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the first six months of fiscal 2014 reflect increased costs related to the addition of new personnel in fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program. The Company expects to continue to incur additional franchise costs in connection with management’s reengagement in franchise expansion efforts to drive domestic franchise unit growth.

     Domestic franchisees opened two stores in the first six months of fiscal 2014. On February 22, 2013, a new domestic franchisee who was a former employee of the Company acquired three Krispy Kreme stores from the Company and on July 11, 2013, a new domestic franchisee acquired three Krispy Kreme stores from the Company and signed a development agreement pursuant to which the franchisee agreed to develop 15 new Krispy Kreme shops in the Dallas market through fiscal 2019 as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. As of August 4, 2013, existing development agreements for territories in the United States provide for the development of approximately 65 additional stores through fiscal 2020. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Revenues:
Royalties	$11,862	$11,233
Development and franchise fees	640	575
Total revenues	12,502	11,808

Operating expenses:
Segment operating expenses	3,128	2,546
Depreciation expense	4	6
Allocated corporate overhead	600	600
Total operating expenses	3,732	3,152
Segment operating income	$8,770	$8,656

     International Franchise royalties increased 5.6%, driven by an increase in sales by international franchise stores from $207 million in the first six months of fiscal 2013 to $213 million in the first six months of fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $8.5 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013, which negatively affected international royalty revenues by approximately $510,000. Excluding the effects of exchange rates, sales by international franchisees rose 6.9%. The Company recognized revenue of approximately $360,000 of royalties collected during the first six months of fiscal 2014 related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties.

     International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 7.9%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets rose 1.1% in the first six months of fiscal 2014 and fell 15.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 52% of aggregate constant dollar same store sales for the first six months of fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 504 international shops currently in operation that opened since the beginning of fiscal 2007, 214 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first six months of fiscal 2014 to $3.1 million compared to $2.5 million in the first six months of fiscal 2013, principally reflecting higher personnel and personnel-related costs to support continuing and anticipated international growth. Management expects International Franchise operating expenses to continue to rise in the balance of fiscal 2014 compared to the comparable period of fiscal 2013 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 46 stores and closed nine stores in the first six months of fiscal 2014. As of August 4, 2013, existing development agreements for territories outside the United States provide for the development of approximately 350 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$41,345	$35,824	35.3%	34.0%
Other ingredients, packaging and supplies	68,971	64,245	58.9	61.0
Equipment	5,200	3,835	4.4	3.6
Fuel surcharge	1,496	1,346	1.3	1.3
Total revenues before intersegment sales elimination	117,012	105,250	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	79,768	72,820	68.2	69.2
(Gain) loss on agricultural derivatives	580	(1,117)	0.5	(1.1)
Inbound freight	3,236	2,978	2.8	2.8
Total cost of sales	83,584	74,681	71.4	71.0
Distribution costs	7,401	7,049	6.3	6.7
Other segment operating costs	5,844	5,654	5.0	5.4
Depreciation expense	345	397	0.3	0.4
Allocated corporate overhead	600	600	0.5	0.6
Total operating costs	97,774	88,381	83.6	84.0
Segment operating income	$19,238	$16,869	16.4%	16.0%

     Sales of doughnut mixes rose 15.4% year-over-year in the first six months of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops and higher selling prices.

     Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 7.4% year-over-year in the first six months of fiscal 2014 due to higher unit volumes reflecting higher sales at Company and franchise shops. The greater increase in sales of doughnut mixes compared to sales of other ingredients, packaging and supplies reflects, among other things, process and equipment innovations by the Company that have reduced consumption of certain ingredients.

     Equipment sales increased to $5.2 million in the first six months of fiscal 2014 from $3.8 million due to increased equipment sales for new store openings, along with increased sales of replacement parts.

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

     KK Supply Chain cost of sales increased to 71.4% of revenues in the first six months of fiscal 2014 from 71.0% of revenues in the first six months of fiscal 2013. The cost of goods produced and purchased fell 1.0 percentage points, over half of which was due to lower provisions for obsolete and excess equipment inventories. KK Supply Chain had net losses on agricultural derivative positions of $580,000 in the first six months of fiscal 2014 compared to net gains of $1.1 million in the first six months of fiscal 2013. The Company has not designated any of its derivative positions as cash flow hedges and accordingly, changes in the market value of those positions are reflected in earnings as they occur.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs reflect a reduction in bad debt expense of approximately $170,000 in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The reduction in bad debt expense principally relates to a bad debt provision recorded in the first six months of fiscal 2013 related to a specific franchisee who filed for bankruptcy; such bad debt was recovered in the fourth quarter of fiscal 2013 when the franchisee’s operations were acquired by another franchisee which paid the past due amounts in connection with the acquisition of the franchise.

     Franchisees opened 48 stores and closed nine stores in the first six months of fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased to $11.7 million in the first six months of fiscal 2014 from $11.2 million in the first six months of fiscal 2013, but as a percentage of revenues decreased to 5.0% from 5.3%.

     The increase in general and administrative expenses in the first six months of fiscal 2014 reflects an increase in healthcare costs of approximately $340,000, of which approximately $200,000 was not anticipated, and an increase of approximately $240,000 of costs associated with the Company's ongoing management succession planning.

     In addition, provisions for incentive compensation rose $700,000 in the first six months of fiscal 2014 compared to the prior year. General and administrative expenses in the first six months of fiscal 2014 include approximately $2.0 million of incentive compensation provisions based on fiscal 2014 operating results (with an additional charge of approximately $2.0 million included in direct operating expenses) compared to $1.3 million of incentive compensation in the first six months of fiscal 2013 (with an additional charge of approximately $1.3 million included in direct operating expense).

     The increase in general and administrative expenses in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was partially offset by a decrease in share-based compensation of $521,000. Share-based compensation expense in the first six months of fiscal 2013 included approximately $600,000 related principally to a January 2012 grant to an executive officer who achieved retirement eligibility under the terms of the Company’s stock compensation plan in the first quarter of fiscal 2013. Share-based payment awards to retirement eligible persons are charged to expense over the period from the grant date to the date of retirement eligibility rather than being amortized over the four-year vesting period of the awards, which has the effect of accelerating the recognition of the expense associated with awards to such persons as they approach retirement eligibility.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $12,000 in the first six months of fiscal 2014 compared to $86,000 in the first six months of fiscal 2013.

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	12	86
	$12	$86

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

     The Company intends to refranchise additional geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

     From fiscal 2009 through fiscal 2013, the Company refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to completed and anticipated refranchisings,

     On February 22, 2013, the Company refranchised three stores in the Kansas/Missouri market; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The four stores had total sales of approximately $9.0 million in fiscal 2013. The Company did not record a significant gain or loss on the refranchising transaction. On July 11, 2013, the Company refranchised three stores in the Dallas market. The three stores had total sales of approximately $7.0 million in fiscal 2013. The Company realized a gain of $876,000 on the refranchising transaction, which is included in the Company Stores segment.

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

   Interest Expense

       The components of interest expense are as follows:

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$259	$363
Letter of credit and unused revolver fees	135	149
Amortization of cost of interest rate derivatives	39	9
Amortization of deferred financing costs	231	202
Other	127	95
	$791	$818

       On July 12, 2013, the Company refinanced its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Loss on Refinancing of Debt

       The Company recorded a charge of $967,000 in the first six month of fiscal 2014 on the retirement of its term loan and the refinancing of its credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) will not occur.

   Equity in Income (Losses) of Equity Method Franchisees

       The Company recorded equity in the losses of equity method franchisees of $113,000 in the first six months of fiscal 2014 compared to losses of $103,000 in the first six months of fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Provision for Income Taxes

       The Company’s effective tax rate for the first six months of fiscal 2014 was 47% compared to 44% for the first six months of fiscal 2013. Included in income tax expense for the first six months of fiscal 2014 is a charge of approximately $685,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the quarter, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

       The provision for income taxes for the six months ended August 4, 2013 also includes a charge of approximately $575,000 to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. This resulted in an increase in the effective tax rate for the first six months of fiscal 2014 of 2.4%. The error, which related to a previous misunderstanding of the application of the statute of limitations, and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

       The portion of the income tax provision representing taxes estimated to be payable currently was $1.3 million and $913,000 in the first six months of fiscal 2014 and fiscal 2013, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

       The Company’s estimated effective income tax rate on GAAP ordinary income for fiscal 2014 is 43%. Management’s estimate of the fiscal 2014 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

       See “Results of Operations – Six months ended August 4, 2013 compared to six months ended July 29, 2012 – Adjusted Net Income” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

       The Company had valuation allowances against deferred income tax assets of $9.5 million at August 4, 2013 and $9.8 million at February 3, 2013, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

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

       The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized. The Company has forecasted future results using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2011, 2012 and 2013. Assuming the Company generates pretax income of $24 million in each future year, which approximates the Company’s average pretax income in fiscal 2011 through fiscal 2013, management estimates that approximately $116 million of its deferred tax assets will be realized in periods after fiscal 2013. The decrease in the amount of deferred income tax assets expected to be realized from January 29, 2012 to February 3, 2013 reflected the realization in fiscal 2013 of approximately $13 million of such assets and the loss of approximately $9.8 million of income tax benefits associated with the expiration in fiscal 2013 of warrants to acquire the Company’s common stock issued in prior years, as more fully described in Note 3 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended February 3, 2013.

       The remaining valuation allowance of $9.5 million represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards having relatively short carryover periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused.

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

       As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.5 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.5 million to approximately $14.3 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates fiscal 2013 pretax income measured on a 52-week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year, subsequent to fiscal 2013, of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income. Management revisited this conclusion as of August 4, 2013, and determined that such conclusion remained appropriate. Absent the occurrence of some event or events not currently known, management does not anticipate adjusting its estimate of future earnings until the end of fiscal 2014, although management will continue to revisit this assessment at the end of the third quarter of fiscal 2014 and determine whether such conclusion remains appropriate.

   Net Income

       The Company reported net income of $12.7 million for the six months ended August 4, 2013 and $11.0 million for the six months ended July 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

       The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2014 and fiscal 2013.

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$27,468	$22,993
Net cash used for investing activities	(10,625)	(5,208)
Net cash used for financing activities	(22,856)	(21,102)
Net decrease in cash and cash equivalents	$(6,013)	$(3,317)

Cash Flows from Operating Activities

       Net cash provided by operating activities rose $4.5 million in the first six months of fiscal 2014 compared to the comparable fiscal 2013 period. Operating results generated $31.0 million of cash flow in the first six months of fiscal 2014 compared to $25.1 million in the first six months of fiscal 2013. In addition, in the first quarter of fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters. These cash flow improvements were partially offset by higher inventory levels related to anticipated equipment sales and to a temporary rise in certain inventories related to a change in certain ingredients. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

       Net cash used for investing activities was $10.6 million in the first six months of fiscal 2014 compared to $5.2 million in the first six months of fiscal 2013.

       Cash used for capital expenditures increased to $12.4 million in the first six months of fiscal 2014 from $5.2 million in the first six months of fiscal 2013. The components of capital expenditures were approximately as follows:

	Six Months Ended
	August 4,	July 29,
	2013	2012
	(In thousands)
New store construction	$5,268	$1,018
Store remodels and betterments	2,509	524
Other store equipment, including vehicles and point-of-sale and handheld equipment	2,534	1,909
Corporate office remodel	1,512	1,795
Corporate information technology	1,595	95
Other	310	177
	13,728	5,518
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	(1,366)	(285)
Cash used for purchase of property and equipment	$12,362	$5,233

       The Company currently expects capital expenditures to range from approximately $25 million to $30 million in fiscal 2014. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

Cash Flows from Financing Activities

       Net cash used by financing activities was $22.9 million in the first six months of fiscal 2014 compared to $21.1 million in the first six months of fiscal 2013.

       During the first six months of fiscal 2014, the Company repaid approximately $24.5 million of outstanding term loan and capitalized lease indebtedness. The Company repaid the $21.7 million remaining outstanding balance of its term loan in connection with the refinancing of its credit facilities described in Note 7 in the consolidated financial statements appearing elsewhere herein. Additional payments included approximately $1.1 million of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $730,000 of prepayments from the proceeds from the exercise of stock options.

       During the first six months of fiscal 2013, the Company repaid approximately $1.1 million of scheduled term loan and capitalized lease indebtedness.

       On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company completed the share repurchase during the second quarter of fiscal 2013, purchasing a total of 3,113,000 shares in the first six months of fiscal 2013 at an average cost of $6.42 per share, for a total cost of $20 million.

       On July 15, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The $50 million share repurchase program is expected to be implemented, as market conditions permit, through purchases made from time to time in either open market or private transactions and will be funded by cash flow from operations or existing cash resources. The Company did not repurchase any shares of the Company’s common stock during the second quarter of fiscal 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

       As of August 4, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of August 4, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

       During the quarter ended August 4, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Matters

       Except as disclosed below, the Company currently is not a party to any material legal proceedings.

   K2 Asia Litigation

       On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision.

   Colchester Security Litigation

       On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff seeks $2.7 million in damages. The Company denies the allegations and is pursing counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. In June and July 2013, the parties tried the case to a judge pro tem pursuant to the Fairfax County Court’s alternate dispute resolution program. Oral argument on the post-trial briefs is scheduled for October 28, 2013, with a decision to be rendered at a later date.

Item 1A. RISK FACTORS.

       There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       On July 15, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The $50 million share repurchase program is expected be implemented, as market conditions permit, through purchases made from time to time in either open market or private transactions. The Company did not repurchase any shares of the Company’s common stock during the second quarter of fiscal 2014.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

Item 4. MINE SAFETY DISCLOSURES.

       Not applicable.

Item 5. OTHER INFORMATION.

       None.

Item 6. EXHIBITS.

       The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 63 and are incorporated herein by reference.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 13, 2013	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1		—	Restated Articles of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2		—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)

3.3		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)

10	.1*	—	Amended and Restated Employment Agreement, dated as of June 30, 2013, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)

10.2		—	Credit Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)

10.3		—	Pledge and Security Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)

10.4		—	Guaranty Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101			The following materials from our Quarterly Report on Form 10-Q for the quarter ended August 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and six months ended August 4, 2013, and July 29, 2012; (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended August 4, 2013, and July 29, 2012; (iii) the Consolidated Balance Sheet as of August 4, 2013 and February 3, 2013; (iv) the Consolidated Statement of Cash Flows for the six months ended August 4, 2013 and July 29, 2012; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended August 4, 2013 and July 29, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements

*       Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.