Form 10-Q
period 2013-11-03
KRISPY KREME DOUGHNUTS INC
filed 2013-12-13
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2013
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

     Number of shares of Common Stock, no par value, outstanding as of December 6, 2013: 65,972,630.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

Page
Index to Financial Statements

Consolidated statement of income for the three and nine months ended November 3, 2013 and October 28, 2012	5
Consolidated statement of comprehensive income for the three and nine months ended November 3, 2013 and October
28, 2012	6
Consolidated balance sheet as of November 3, 2013 and February 3, 2013	7
Consolidated statement of cash flows for the nine months ended November 3, 2013 and October 28, 2012	8
Consolidated statement of changes in shareholders’ equity for the nine months ended November 3, 2013 and October 28,
2012	9
Notes to financial statements	10

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$114,231	$107,087	$347,585	$317,698
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	92,466	90,220	282,830	264,568
General and administrative expenses	5,730	5,083	17,440	16,311
Depreciation and amortization expense	2,788	2,357	8,272	7,238
Impairment charges and lease termination costs	1,531	216	1,543	302
Operating income	11,716	9,211	37,500	29,279
Interest income	341	14	472	102
Interest expense	(131)	(384)	(922)	(1,202)
Loss on refinancing of debt	-	-	(967)	-
Equity in losses of equity method franchisees	(61)	(47)	(174)	(150)
Other non-operating income, net	29	80	23	237
Income before income taxes	11,894	8,874	35,932	28,266
Provision for income taxes	5,114	3,830	16,436	12,267
Net income	$6,780	$5,044	$19,496	$15,999

Earnings per common share:
Basic	$0.10	$0.08	$0.29	$0.24
Diluted	$0.09	$0.07	$0.27	$0.23

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Net income	$6,780	$5,044	$19,496	$15,999
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge	-	-	36	(14)
Less income taxes	-	-	(14)	5
	-	-	22	(9)
Loss on cash flow hedge reclassified to net income, previously
charged to other comprehensive income	-	-	516	-
Less income taxes	-	-	(200)	-
	-	-	316	-
Total other comprehensive income (loss)	-	-	338	(9)
Comprehensive income	$6,780	$5,044	$19,834	$15,990

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	November 3,	February 3,
	2013	2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,745	$66,332
Receivables	28,111	25,627
Receivables from equity method franchisees	683	705
Inventories	14,818	12,358
Deferred income taxes	23,067	23,323
Other current assets	6,349	6,439
Total current assets	139,773	134,784
Property and equipment	87,678	78,024
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,112	24,195
Deferred income taxes	78,693	93,088
Other assets	11,940	11,847
Total assets	$342,196	$341,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$365	$2,148
Accounts payable	14,427	12,198
Accrued liabilities	29,781	32,330
Total current liabilities	44,573	46,676
Long-term debt, less current maturities	1,632	23,595
Other long-term obligations and deferred credits	27,063	25,235

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: November
3, 2013 - 65,985 and February 3, 2013 - 65,356	356,730	354,068
Accumulated other comprehensive loss	-	(338)
Accumulated deficit	(87,802)	(107,298)
Total shareholders’ equity	268,928	246,432
Total liabilities and shareholders’ equity	$342,196	$341,938

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,496	$15,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,272	7,238
Deferred income taxes	14,438	10,824
Accrued rent expense	578	369
Loss on refinancing of debt	967	-
(Gain) loss on disposal of property and equipment	(1,930)	468
(Gain) on refranchising	(876)	-
Share-based compensation	3,160	3,570
Provision for doubtful accounts	(82)	65
Amortization of deferred financing costs	258	300
Equity in losses of equity method franchisees	174	150
Other	(109)	(1,075)
Cash provided by operations	44,346	37,908
Change in assets and liabilities:
Receivables	(2,523)	(1,950)
Inventories	(2,621)	314
Other current and non-current assets	1,393	(1,499)
Accounts payable and accrued liabilities	(947)	690
Other long-term obligations and deferred credits	1,363	2,515
Net cash provided by operating activities	41,011	37,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,089)	(9,480)
Proceeds from disposals of property and equipment	1,681	66
Proceeds from refranchising	681	-
Acquisition of stores from franchisee	-	(915)
Other investing activities	305	347
Net cash used for investing activities	(15,422)	(9,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(24,546)	(1,652)
Deferred financing costs	(132)	(11)
Proceeds from exercise of stock options	2,155	-
Proceeds from exercise of warrants	-	9
Repurchase of common shares	(2,653)	(20,758)
Net cash used for financing activities	(25,176)	(22,412)
Net increase in cash and cash equivalents	413	5,584
Cash and cash equivalents at beginning of period	66,332	44,319
Cash and cash equivalents at end of period	$66,745	$49,903
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$803	$12

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the nine months
ended November 3, 2013	-	-	338	19,496	19,834
Exercise of stock options	434	2,155	-	-	2,155
Share-based compensation	333	3,160	-	-	3,160
Repurchase of common shares	(138)	(2,653)	-	-	(2,653)
Balance at November 3, 2013	65,985	$356,730	$-	$(87,802)	$268,928

Balance at January 29, 2012	68,092	$377,539	$(336)	$(128,077)	$249,126
Comprehensive income (loss) for the nine months
ended October 28, 2012	-	-	(9)	15,999	15,990
Write-off of deferred tax asset related to the
expiration of unexercised stock warrants	-	(7,174)	-	-	(7,174)
Exercise of warrants	1	9	-	-	9
Share-based compensation	344	3,570	-	-	3,570
Repurchase of common shares	(3,213)	(20,758)	-	-	(20,758)
Balance at October 28, 2012	65,224	$353,186	$(345)	$(112,078)	$240,763

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Numerator: net income	$6,780	$5,044	$19,496	$15,999
Denominator:
Basic earnings per share - weighted average shares outstanding	67,543	66,668	67,274	67,897
Effect of dilutive securities:
Stock options and warrants	3,173	1,719	2,948	1,663
Restricted stock units	790	416	836	481
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,506	68,803	71,058	70,041

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

     Stock options and warrants with respect to 33,000 and 3.1 million shares for the three months ended November 3, 2013 and October 28, 2012, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     Stock options and warrants with respect to 309,000 and 3.2 million shares for the nine months ended November 3, 2013 and October 28, 2012, respectively, as well as 58,000 unvested restricted stock units for the nine months ended October 28, 2012, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

	November 3,	October 28,
	2013	2012
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on cash flow hedge	$-	$(563)
Less: deferred income taxes	-	218
Balance at end of period, net of tax	$-	$(345)

     CORRECTION OF BALANCE SHEET CLASSIFICATION ERROR. The Company’s KK Supply Chain transfers doughnut mixes and certain other goods to third-party distribution companies which, in turn, distribute such products to Company and franchise stores pursuant to distribution contracts with KK Supply Chain. The Company does not record revenues or profit on the product transfers to the distribution companies because all revenue recognition criteria are not met at that time. Revenues and profit are recorded only upon the delivery of the goods to the stores by the distribution companies (and the sales to Company shops are eliminated in consolidation). In the fourth quarter of fiscal 2013, the Company concluded that certain of the Company’s receivables from third-party distribution companies resulting from the product transfers had been incorrectly reported as a component of inventories, rather than as a component of receivables, in prior periods. The Company corrected this classification error as of February 3, 2013. While not material to previously issued financial statements, to enhance comparability, the Company corrected the corresponding error as of October 28, 2012 and January 29, 2012, by revising the classification of $4.3 million and $3.9 million, respectively, of receivables from the distribution companies previously classified as inventories to receivables. The error also affected the change in inventories and change in receivables line items in the statement of cash flows for the nine months ended October 28, 2012, but there was no effect on net cash provided by operating activities. The Company revised its statement of cash flows to adjust the increase in receivables from $1.5 million to $2.0 million and to adjust the increase in inventories from $169,000 to a decrease in inventories of $314,000 for the nine months ended October 28, 2012. Correction of this error had no effect on the Company’s results of operations, total current assets, working capital, or total operating, investing, or financing cash flows.

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

     The following table presents the results of operations of the Company’s operating segments for the three and nine months ended November 3, 2013 and October 28, 2012. Segment operating income is consolidated operating income before unallocated general and administrative expenses and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Company Stores	$74,886	$72,493	$232,496	$215,172
Domestic Franchise	3,026	2,498	8,696	7,561
International Franchise	6,205	6,024	18,707	17,832
KK Supply Chain:
Total revenues	58,304	52,825	175,316	158,075
Less – intersegment sales elimination	(28,190)	(26,753)	(87,630)	(80,942)
External KK Supply Chain revenues	30,114	26,072	87,686	77,133
Total revenues	$114,231	$107,087	$347,585	$317,698

Operating income:
Company Stores	$2,599	$1,985	$9,703	$5,271
Domestic Franchise	3,156	1,174	6,121	4,072
International Franchise	4,449	4,301	13,219	12,957
KK Supply Chain	9,098	7,312	28,336	24,181
Total segment operating income	19,302	14,772	57,379	46,481
Unallocated general and administrative expenses
(including depreciation and amortization expense)	(6,055)	(5,345)	(18,336)	(16,900)
Impairment charges and lease termination costs	(1,531)	(216)	(1,543)	(302)
Consolidated operating income	$11,716	$9,211	$37,500	$29,279

Depreciation and amortization expense:
Company Stores	$2,255	$1,880	$6,783	$5,921
Domestic Franchise	36	40	72	150
International Franchise	2	3	6	9
KK Supply Chain	170	172	515	569
Corporate	325	262	896	589
Total depreciation and amortization expense	$2,788	$2,357	$8,272	$7,238

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

     The valuation allowance of $9.5 million at November 3, 2013 and $9.8 million at February 3, 2013 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss and state credit carryforwards having relatively short carryforward periods which are forecasted to expire unused, as well as federal foreign tax credits and federal jobs credit carryforwards forecasted to expire unused. In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of approximately $315,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by approximately $685,000; such amount was included in income tax expense for the second quarter of fiscal 2014.

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

Note 4 — Receivables

     The components of receivables are as follows:

	November 3,	February 3,
	2013	2013
	(In thousands)
Receivables:
Wholesale customers	$10,209	$11,244
Unaffiliated franchisees	12,212	9,728
Due from third-party distributors	4,989	3,590
Other receivables	702	1,216
Current portion of notes receivable	536	464
	28,648	26,242
Less — allowance for doubtful accounts:
Wholesale customers	(222)	(373)
Unaffiliated franchisees	(315)	(242)
	(537)	(615)
	$28,111	$25,627

Receivables from Equity Method Franchisees (Note 6):
Trade	$683	$705

     The changes in the allowance for doubtful accounts are summarized as follows:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$615	$1,158
Provision for doubtful accounts	(30)	130
Net recoveries (chargeoffs)	(48)	(994)
Balance at end of period	$537	$294

Allowance for doubtful accounts related to receivables from Equity Method Franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(47)	(59)
Net recoveries (chargeoffs)	47	59
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	November 3,	February 3,
	2013	2013
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$3,907	$1,738
Less — portion due within one year included in receivables	(536)	(464)
Less — allowance for doubtful accounts	(57)	(62)
	$3,314	$1,212

     Notes receivable at November 3, 2013 and February 3, 2013 includes approximately $2.8 million and $1.4 million, respectively, related to the sale of certain leasehold interests to a franchisee. The amount at February 3, 2013 is net of a deferred gain of $1.7 million. The gain previously deferred was recognized in income in the three months ended November 3, 2013. This transaction is described under “Asset Divestitures” in Note 13.

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Balance at beginning of period	$62	$68
Provision for doubtful accounts	(5)	(6)
Net recoveries (chargeoffs)	-	-
Balance at end of period	$57	$62

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $2.9 million at November 3, 2013 and $3.3 million at February 3, 2013 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. During the three and nine months ended November 3, 2013, the Company collected $10,000 and $370,000, respectively, related to these promissory notes and recorded such collections in revenues as received.

     In addition to the $2.9 million accrued but unrecognized royalties and fees at November 3, 2013, the Company is owed approximately $1.6 million from a franchisee for reimbursement to the Company for payments made by the Company in the third quarter of fiscal 2014 pursuant to the Company’s guarantee of certain of the franchisee’s indebtedness. Such amount is not reflected as an asset in the accompanying consolidated balance sheet at November 3, 2013. See Note 6, “Investments in Franchisees”.

Note 5 — Inventories

     The components of inventories are as follows:

	November 3,	February 3,
	2013	2013
	(In thousands)
Raw materials	$6,583	$5,678
Work in progress	207	52
Finished goods and purchased merchandise	8,028	6,628
	$14,818	$12,358

Note 6 — Investments in Franchisees

     As of November 3, 2013, the Company had investments in three franchisees. These investments have been made in the form of capital contributions and, in certain instances, loans evidenced by promissory notes. These investments are reflected as “Investments in equity method franchisees” in the consolidated balance sheet.

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	November 3, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$321	$161
Kremeworks Canada, LP	24.5%	-	36	-
Krispy Kreme of South Florida, LLC	35.3%	-	326	-
		900	683	$161
Less: reserves and allowances		(900)	-
		$-	$683

	February 3, 2013
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
		(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$281	$437
Kremeworks Canada, LP	24.5%	-	20	-
Krispy Kreme of South Florida, LLC	35.3%	-	404	1,628
		900	705	$2,065
Less: reserves and allowances		(900)	-
		$-	$705

     The Company guaranteed loans from third-party lenders on behalf of Kremeworks, LLC (“Kremeworks”) and Krispy Kreme of South Florida, LLC (“KKSF”) to assist the franchisees in obtaining financing. The loans are collateralized by certain assets of the franchisee, generally the Krispy Kreme store and related equipment. The loan guarantee amounts represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness, which, as amended, matures in October 2014. The aggregate amount of such indebtedness was approximately $800,000 at November 3, 2013.

     Current liabilities at February 3, 2013 included an accrual of $1.6 million for potential payments under a loan guarantee related to KKSF, representing the amount the Company estimated it was likely to pay under such guarantee. KKSF failed to repay the indebtedness upon its maturity in October 2009; however, the lender did not immediately exercise its right to call the loan, and KKSF continued to make payments pursuant to an informal forbearance agreement with the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender, who thereafter advised KKSF that the entire balance due under the loan was due and owing, but made no demand for payment on KKSF or the Company. KKSF then entered into refinancing negotiations with the new lender, while continuing to make payments on the loan. Such negotiations were unsuccessful, and in October 2013 the new lender made demand on KKSF to retire the loan in full and on the Company to perform under its guarantee. On November 1, 2013, the Company made a loan of approximately $1.6 million to KKSF, the proceeds of which KKSF used to retire the debt in full, including accrued interest and lender expenses. Such amount was charged against the guarantee liabilities accrual, and the remaining balance of the accrual of approximately $30,000 was credited to other non-operating income. The amount advanced to KKSF pursuant to the Company’s guarantee is evidenced by a promissory note payable to the Company by KKSF, which is secured by a mortgage on real property at KKSF’s most significant operating location as well as other KKSF assets, and which is guaranteed by KKSF’s 65% majority owner; such collateral is substantially the same as that held by the prior lenders. The loan is payable in 36 monthly installments, including interest at three-month LIBOR plus 3.0%. In light of the uncertainty regarding the collectibility of the note, including KKSF’s failure to repay the indebtedness when due in 2009, failure to refinance the indebtedness with either of the prior lenders, and the lender ultimately demanding payment of the debt, the Company intends to record payments on the note in non-operating earnings as they are received until such time as the Company concludes that the collectibility of some or all of the balance of the note is reasonably assured.

     The Company does not believe that it will be required to perform under the Kremeworks guarantee.

Note 7 — Long Term Debt

     Long-term debt and capital lease obligations consist of the following:

	November 3,	February 3,
	2013	2013
	(In thousands)
2011 Term Loan	$-	$24,303
Capital lease obligations	1,997	1,440
	1,997	25,743
Less: current maturities	(365)	(2,148)
	$1,632	$23,595

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

     Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of November 3, 2013, the Applicable Margin was 1.25%.

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

     As of November 3, 2013, the Company’s leverage ratio was 0.2 to 1.0 and the fixed charge coverage ratio was 3.5 to 1.0.

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

       The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $30.8 million of unused credit under the 2013 Revolving Credit Agreement as of November 3, 2013.

       The 2013 Revolving Credit Facility also contains covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; certain sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2013 Revolving Credit Facility also prohibits the transfer of cash or other assets to the Parent Company, whether by dividend, loan or otherwise, but provides for exceptions to enable the Parent Company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2013 Revolving Credit Facility.

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

   Colchester Security Litigation

       On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff sought $2.7 million in damages. The Company denied the allegations and pursued counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. In June and July 2013, the parties tried the case to a judge pro tem pursuant to the Fairfax County Court’s alternate dispute resolution program. Oral argument on the post-trial briefs occurred in October 2013.

       In late November 2013, the Fairfax County court entered a judgment against the Company with respect to some of the claims by the former landlord, and reserved judgment on an additional claim pending further argument. All of the Company’s counterclaims were denied. Accordingly, in the third quarter of fiscal 2014, the Company recorded an additional lease termination charge of approximately $1.5 million related to this matter. Such charge increased the lease termination accrual for this lease to an aggregate of $1.9 million, representing the amount of the damages awarded and an estimate of plaintiff’s attorney’s fees. Subsequently, the Company reached a settlement with the landlord on all issues for an amount approximating the aggregate accrual, and such settlement currently is being documented.

Other Commitments and Contingencies

       The Company’s primary bank had issued letters of credit on behalf of the Company totaling $9.2 million at November 3, 2013, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

       The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

       The aggregate cost of SBP awards charged to earnings for the three and nine months ended November 3, 2013 and October 28, 2012 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Costs charged to earnings related to:
Stock options	$216	$234	$651	$1,295
Restricted stock units	1,077	1,188	2,509	2,275
Total costs	$1,293	$1,422	$3,160	$3,570

Costs included in:
Direct operating expenses	$737	$864	$1,704	$1,591
General and administrative expenses	556	558	1,456	1,979
Total costs	$1,293	$1,422	$3,160	$3,570

Repurchases of Common Stock

       On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock.

       In fiscal 2013, pursuant to the authorization of the Company’s Board of Directors, from March 27, 2012 through June 28, 2012, the Company repurchased $20 million of its common stock.

       The Company generally permits holders of restricted stock and restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

       The following table summarizes repurchases of common stock for the three and nine months ended November 3, 2013 and October 28, 2012:

	Three Months Ended
	November 3,		October 28,
	2013		2012
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	33	$627	-	$-
Shares surrendered in reimbursement for withholding taxes	105	2,026	100	758
	138	$2,653	100	$758

	Nine Months Ended
	November 3,		October 28,
	2013		2012
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	33	$627	3,113	$20,000
Shares surrendered in reimbursement for withholding taxes	105	2,026	100	758
	138	$2,653	3,213	$20,758

       Through November 3, 2013, under the $50 million repurchase program, the Company repurchased 33,000 shares at an average cost of $18.88 per share, for a total cost of $627,000.

       The Company completed the $20 million share repurchase during the second quarter of fiscal 2013, purchasing a total of 3,113,000 shares at an average cost of $6.42 per share, for a total cost of $20 million.

Note 10 — Impairment Charges and Lease Termination Costs

       The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs	1,531	216	1,543	302
Total impairment charges and lease termination costs	$1,531	$216	$1,543	$302

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

       In late November, 2013, the Fairfax County court entered a judgment against the Company in its dispute with the landlord of a former Company commissary in Lorton, Virginia. The Company subsequently agreed to settle the matter with the former landlord, as more fully described in Note 8, and the Company recorded an additional lease termination charge of approximately $1.5 million for the three months ended November 3, 2013 related to the resolution of the matter.

       The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$608	$679	$646	$709
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	1,525	209	1,525	279
Accretion of discount	6	7	18	23
Total provision	1,531	216	1,543	302
Payments on unexpired leases, including settlements with
lessors	(20)	(48)	(70)	(164)
Balance at end of period	$2,119	$847	$2,119	$847

       Included in the lease termination accrual at November 3, 2013 was $2.0 million expected to be paid within one year.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 3, 2013 and February 3, 2013.

	November 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,546	$-	$-
Agricultural commodity futures contracts	116	-	-
Total assets	$2,662	-	-

	February 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,816	$-	$-
Interest rate derivative	-	16	-
Total assets	$1,816	$16	$-
Liabilities:
Agricultural commodity futures contracts	$15	$-	$-

       The fair value of the interest rate derivative at February 3, 2013 was estimated based on an indicative bid price. There were no outstanding interest rate derivatives at November 3, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

       There were no material nonrecurring fair value measurements recorded during the three and nine months ended November 3, 2013 and October 28, 2012.

Fair Values of Financial Instruments at the Balance Sheet Dates

       The carrying values and approximate fair values of certain financial instruments as of November 3, 2013 and February 3, 2013 were as follows:

	November 3, 2013		February 3, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$66,745	$66,745	$66,332	$66,332
Receivables	28,111	28,111	25,627	25,627
Receivables from Equity Method Franchisees	683	683	705	705
Agricultural commodity futures contracts	116	116	-	-
Interest rate derivatives	-	-	16	16

Liabilities:
Accounts payable	14,427	14,427	12,198	12,198
Agricultural commodity futures contracts	-	-	15	15
Long-term debt (including current maturities)	1,997	1,997	25,743	25,743

       The fair value of the 2011 Term Loan (included within long-term debt) at February 3, 2013 was estimated based on an indicative bid price, valuation input Level 2. The carrying values of all other financial instruments approximate their fair values at November 3, 2013 and February 3, 2013.

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

Commodity Price Risk

       The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At November 3, 2013, the Company had commodity derivatives with an aggregate contract volume of 770,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

       On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan; the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

       The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of November 3, 2013 and February 3, 2013:

		Asset Derivatives
		Fair Value
		November 3,	February 3,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2013
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$116	$-

		Liability Derivatives
		Fair Value
		November 3,	February 3,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2013
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$-	$15

		Asset Derivatives
		Fair Value
		November 3,	February 3,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2013	2013
		(In thousands)
Interest rate derivative	Other assets	$-	$16

       The effect of derivative instruments on the consolidated statement of income for the three and nine months ended November 3, 2013 and October 28, 2012, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	November 3,	October 28,	November 3,	October 28,
Instruments	Recognized in Income	2013	2012	2013	2012
		(In thousands)
Agricultural commodity futures
contracts	Direct operating expenses	$(53)	$(110)	$(633)	$1,007

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash Flow	Location of Derivative Gain or (Loss)	November 3,	October 28,	November 3,	October 28,
Hedge	Recognized in Income	2013	2012	2013	2012
		(In thousands)
Interest rate derivative	Interest expense	$-	$(10)	$(39)	$(19)

Interest rate derivative	Loss on refinancing of debt	$-	$-	$(516)	$-

		Amount of Derivative Gain or (Loss)
		Recognized in OCI
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash Flow	Derivative Gain or (Loss) Recognized in	November 3,	October 28,	November 3,	October 28,
Hedge	OCI	2013	2012	2013	2012
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$-	$36	$(14)
	Less - income tax effect	-	-	(14)	5
		-	-	22	(9)
	Loss on cash flow hedge
	reclassified to net income,
	previously charged to other
	comprehensive income	-	-	516	-
	Less - income tax effect	-	-	(200)	-
		-	-	316	-
	Net change in amount recognized
	in OCI	$-	$-	$338	$(9)

Note 13 — Acquisitions and Divestitures

   Business Combination

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. The acquired assets consisted principally of two Krispy Kreme stores. The allocation of the purchase price was as follows: $464,000 to property and equipment, $8,000 to other assets, and the balance of $443,000 to reacquired franchise rights. The results of operations of the acquired business have been included with those of the Company from the acquisition date. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements. The Company’s results of operations for the three and nine months ended October 28, 2012 on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods are not materially different from the Company’s historical results of operations and, accordingly, have been omitted.

   Asset Divestitures

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

     On September 27, 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, of three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After the Company’s acquisition of the assets, the franchisee continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the 20% minimum amount of the purchase price required by GAAP to recognize a gain on the sale, the Company deferred recognition of the $1.7 million gain, and such deferred gain was reflected as a reduction in the carrying value of the note receivable. Subsequently, the Company reported the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. During the third quarter of fiscal 2014, the cumulative investment made by the franchisee to acquire the assets first exceeded the required 20% of the purchase price and, accordingly, the Company recognized the deferred gain of $1.7 million, which is included as a reduction in direct operating expenses of the Domestic Franchise segment. In addition, coincident with the recognition of the deferred gain, the Company recognized approximately $210,000 of interest income for interest payments received from the franchisee which initially were reported as a reduction in the carrying value of the note.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     The following table sets forth operating metrics for the three and nine months ended November 3, 2013 and October 28, 2012.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
Change in Same Store Sales (on-premises sales only):
Company stores	3.7%	6.8%	8.4%	4.7%
Domestic Franchise stores	10.7%	5.0%	11.2%	5.8%
International Franchise stores	(8.7)%	(8.3)%	(10.9)%	(9.6)%
International Franchise stores, in constant dollars(1)	(3.1)%	(7.7)%	(6.4)%	(8.4)%

Change in Same Store Customer Count - Company stores
(retail sales only)	1.3%	8.4%	6.5%	5.3%

Average guest check - Company stores (retail sales only)	$7.59	$7.43	$7.52	$7.33

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchant	5,146	5,644	5,266	5,611
Convenience store	4,503	4,466	4,496	4,512

Average weekly sales per door:
Grocery/mass merchant	$342	$311	$354	$316
Convenience store	256	247	261	247

Systemwide Sales (in thousands):(2)
Company stores	$74,227	$71,884	$230,241	$213,399
Domestic Franchise stores	77,725	68,950	237,327	210,454
International Franchise stores	107,827	103,536	321,053	310,893
International Franchise stores, in constant dollars(3)	107,827	98,221	321,053	297,643

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$203.5	$179.9	$203.3	$180.6
Dual-channel stores:
On-premises	36.9	34.3	37.6	33.3
Wholesale	47.8	43.5	50.0	44.8
Total	84.7	77.8	87.6	78.1
On-premises only stores	36.4	34.4	37.7	34.3
All factory stores	72.8	69.8	75.7	70.3
Satellite stores	20.8	19.6	21.5	19.8
All stores	62.0	58.8	64.3	59.3

Domestic Franchise stores:
Factory stores	$49.8	$46.7	$52.0	$47.2
Satellite stores	17.6	15.7	18.1	16.7

International Franchise stores:
Factory stores	$39.4	$39.9	$39.8	$40.7
Satellite stores	9.8	10.7	9.9	11.2

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended October 28, 2012 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended November 3, 2013.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and nine months ended November 3, 2013 and October 28, 2012 include only stores open at the respective period end.

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

      The following table sets forth data about the number of systemwide stores as of November 3, 2013 and October 28, 2012.

	November 3,	October 28,
	2013	2012
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	31	37
On-premises only stores	37	31
Satellite stores	19	21
Total Company stores	94	96

Domestic Franchise stores:
Factory stores	106	101
Satellite stores	49	41
Total Domestic Franchise stores	155	142

International Franchise stores:
Factory stores	123	119
Satellite stores	440	374
Total International Franchise stores	563	493

Total systemwide stores	812	731

     The following table sets forth data about the number of store operating weeks for the three and nine months ended November 3, 2013 and October 28, 2012.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91	273	273
Dual-channel stores	403	477	1,281	1,413
On-premises only stores	464	395	1,330	1,156
Satellite stores	252	269	765	789

Domestic Franchise stores:(1)
Factory stores	1,352	1,303	3,979	3,887
Satellite stores	611	518	1,747	1,531

International Franchise stores:(1)
Factory stores	1,356	1,331	4,035	3,902
Satellite stores	5,560	4,655	15,927	13,190

(1)	Metrics for the three and nine months ended November 3, 2013 and October 28, 2012 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of November 3, 2013.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	5	-	-	5
Georgia	9	4	-	13
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	10	3	-	13
Virginia	5	2	-	7
West Virginia	1	-	-	1
Total	75	18	1	94

     Changes in the number of Company stores during the three and nine months ended November 3, 2013 and October 28, 2012 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 3, 2013
August 4, 2013	72	20	1	93
Opened	2	-	-	2
Closed	-	(1)	-	(1)
Change in store type	1	(1)	-	-
November 3, 2013	75	18	1	94

Nine months ended November 3, 2013
February 3, 2013	76	20	1	97
Opened	5	-	-	5
Closed	(1)	(1)	-	(2)
Change in store type	1	(1)	-	-
Transferred to Domestic Franchise	(6)	-	-	(6)
November 3, 2013	75	18	1	94

Three months ended October 28, 2012
July 29, 2012	73	19	1	93
Opened	1	-	-	1
Closed	-	-	-	-
Transferred from Domestic Franchise	1	1	-	2
October 28, 2012	75	20	1	96

Nine months ended October 28, 2012
January 29, 2012	72	19	1	92
Opened	2	-	-	2
Closed	-	-	-	-
Transferred from Domestic Franchise	1	1	-	2
October 28, 2012	75	20	1	96

     The following table sets forth the types and locations of domestic franchise stores as of November 3, 2013.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	1	4	-	5
Arkansas	2	-	-	2
California	15	6	3	24
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	-	1
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	11	2	-	13
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	1	2
Total	106	35	14	155

     Changes in the number of domestic franchise stores during the three and nine months ended November 3, 2013 and October 28, 2012 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 3, 2013
August 4, 2013	105	31	14	150
Opened	1	4	-	5
Closed	-	-	-	-
November 3, 2013	106	35	14	155

Nine months ended November 3, 2013
February 3, 2013	99	29	14	142
Opened	1	6	-	7
Closed	-	-	-	-
Transferred from Company Stores	6	-	-	6
November 3, 2013	106	35	14	155

Three months ended October 28, 2012
July 29, 2012	101	26	14	141
Opened	1	2	-	3
Closed	-	-	-	-
Transferred to Company Stores	(1)	(1)	-	(2)
October 28, 2012	101	27	14	142

Nine months ended October 28, 2012
January 29, 2012	102	25	15	142
Opened	2	4	-	6
Closed	(2)	(1)	(1)	(4)
Transferred to Company Stores	(1)	(1)	-	(2)
October 28, 2012	101	27	14	142

     The types and locations of international franchise stores as of November 3, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Dominican Republic	2011	1	-	2	-	3
India	2013	1	-	3	1	5
Indonesia	2007	1	-	4	8	13
Japan	2007	17	-	30	-	47
Kuwait	2007	1	-	6	6	13
Lebanon	2009	1	-	1	-	2
Malaysia	2010	2	-	1	6	9
Mexico	2004	9	1	38	62	110
Philippines	2007	6	3	28	7	44
Puerto Rico	2009	5	-	-	-	5
Qatar	2008	2	-	-	-	2
Russia	2014	2	-	-	-	2
Saudi Arabia	2008	10	-	69	21	100
Singapore	2014	2	-	-	-	2
South Korea	2005	33	-	45	-	78
Thailand	2011	3	2	2	4	11
Turkey	2010	1	-	12	9	22
United Arab Emirates	2008	2	-	8	5	15
United Kingdom	2004	14	2	29	9	54
Total		123	9	287	144	563

     Changes in the number of international franchise stores during the three and nine months ended November 3, 2013 and October 28, 2012 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended November 3, 2013
August 4, 2013	119	9	280	138	546
Opened	5	-	11	8	24
Closed	(1)	-	(5)	(1)	(7)
Change in store type	-	-	1	(1)	-
November 3, 2013	123	9	287	144	563

Nine months ended November 3, 2013
February 3, 2013	120	9	257	123	509
Opened	9	-	38	23	70
Closed	(5)	-	(10)	(1)	(16)
Change in store type	(1)	-	2	(1)	-
November 3, 2013	123	9	287	144	563

Three months ended October 28, 2012
July 29, 2012	118	11	234	114	477
Opened	3	-	18	5	26
Closed	(2)	-	(3)	(5)	(10)
October 28, 2012	119	11	249	114	493

Nine months ended October 28, 2012
January 29, 2012	118	11	226	105	460
Opened	7	-	46	17	70
Closed	(5)	-	(17)	(15)	(37)
Change in store type	(1)	-	(6)	7	-
October 28, 2012	119	11	249	114	493

Three months ended November 3, 2013 compared to three months ended October 28, 2012

   Overview

     Total revenues rose by 6.7% to $114.2 million for the three months ended November 3, 2013 compared to $107.1 million for the three months ended October 28, 2012. Consolidated operating income increased to $11.7 million from $9.2 million, and consolidated net income was $6.8 million compared to $5.0 million for the three months ended November 3, 2013 and October 28, 2012, respectively.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$74,886	$72,493
Domestic Franchise	3,026	2,498
International Franchise	6,205	6,024
KK Supply Chain:
Total revenues	58,304	52,825
Less - intersegment sales elimination	(28,190)	(26,753)
External KK Supply Chain revenues	30,114	26,072
Total revenues	$114,231	$107,087

Segment revenues as a percentage of total revenues:
Company Stores	65.6%	67.7%
Domestic Franchise	2.6	2.3
International Franchise	5.4	5.6
KK Supply Chain (external sales)	26.4	24.3
	100.0%	100.0%

Segment operating results:
Company Stores	$2,599	$1,985
Domestic Franchise	3,156	1,174
International Franchise	4,449	4,301
KK Supply Chain	9,098	7,312
Total segment operating income	19,302	14,772
General and administrative expenses	(5,730)	(5,083)
Corporate depreciation and amortization expense	(325)	(262)
Impairment charges and lease termination costs	(1,531)	(216)
Consolidated operating income	11,716	9,211
Interest income	341	14
Interest expense	(131)	(384)
Equity in losses of equity method franchisee	(61)	(47)
Other non-operating income, net	29	80
Income before income taxes	11,894	8,874
Provision for income taxes	5,114	3,830
Consolidated net income	$6,780	$5,044

   Adjusted Net Income

     As of February 3, 2013, the Company had approximately $206 million of federal net operating loss carryovers, as well as loss carryovers for state income tax purposes. Until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company.

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

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands, except per share amounts)
Net income, as reported	$6,780	$5,044
Provision for deferred income taxes	4,388	3,300
Adjusted net income	$11,168	$8,344

Adjusted earnings per common share:
Basic	$0.17	$0.13
Diluted	$0.16	$0.12

Weighted average shares outstanding:
Basic	67,543	66,668
Diluted	71,506	68,803

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$32,733	$31,039	43.7%	42.8%
Fundraising sales	4,473	4,260	6.0	5.9
Total on-premises sales	37,206	35,299	49.7	48.7
Wholesale sales:
Grocery/mass merchant	22,598	22,555	30.2	31.1
Convenience store	14,246	13,803	19.0	19.0
Other wholesale	836	836	1.1	1.2
Total wholesale sales	37,680	37,194	50.3	51.3
Total revenues	74,886	72,493	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	28,489	26,995	38.0	37.2
Shop labor	13,261	12,940	17.7	17.8
Delivery labor	5,930	5,880	7.9	8.1
Employee benefits	4,678	4,672	6.2	6.4
Total cost of sales	52,358	50,487	69.9	69.6
Vehicle costs(1)	4,265	4,416	5.7	6.1
Occupancy(2)	2,408	2,443	3.2	3.4
Utilities expense	1,532	1,568	2.0	2.2
Depreciation and amortization expense	2,255	1,880	3.0	2.6
Other operating expenses	4,769	5,201	6.4	7.2
Total store level costs	67,587	65,995	90.3	91.0
Store operating income	7,299	6,498	9.7	9.0
Other segment operating costs(3)	3,625	3,438	4.8	4.7
Allocated corporate overhead	1,075	1,075	1.4	1.5
Segment operating income	$2,599	$1,985	3.5%	2.7%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the third quarter of fiscal 2013 to the third quarter of fiscal 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended October 28, 2012	$35,299	$37,194	$72,493
Fiscal 2013 sales at closed stores	(931)	(649)	(1,580)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(1,855)	(1,914)	(3,769)
Fiscal 2014 sales at closed stores	122	-	122
Increase in sales at established stores (open stores only)	1,598	2,802	4,400
Increase in sales at stores opened in fiscal 2013	782	-	782
Increase in sales at stores acquired in fiscal 2013	248	247	495
Sales at stores opened in fiscal 2014	1,943	-	1,943
Sales for the three months ended November 3, 2013	$37,206	$37,680	$74,886

     Sales at Company Stores increased 3.3% to $74.9 million in the third quarter of fiscal 2014 from $72.5 million in the third quarter of fiscal 2013. Selling price increases in the on-premises channel accounted for approximately 1.5 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect unit volumes, which may negatively affect sales.

     The following table presents sales metrics for Company stores:

	Three Months Ended
	November 3,	October 28,
	2013	2012
On-premises:
Change in same store sales	3.7%	6.8%
Change in same store customer count (retail sales only)	1.3%	8.4%
Average guest check (retail sales only)	$7.59	$7.43
Wholesale:
Grocery/mass merchant:
Change in average weekly number of doors	(8.8)%	(2.9)%
Change in average weekly sales per door	10.0%	6.9%
Convenience store:
Change in average weekly number of doors	0.8%	(4.5)%
Change in average weekly sales per door	3.6%	4.7%

   On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	November 3,	October 28,
	2013	2012
Change in same store sales:
Retail pricing	3.3%	0.0%
Guest check average (exclusive of the effects of pricing)	(1.4)	(0.3)
Customer count	1.1	7.1
Other	0.7	0.0
Total	3.7%	6.8%

     On-premises sales increased 5.4% to $37.2 million in the third quarter of fiscal 2014, driven principally by retail price increases and higher customer traffic. Approximately 3.1 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2014. On February 18, 2013, the Company implemented on-premises price increases at substantially all of its stores. These price increases affected items comprising approximately 70% of on-premises sales, and the average price increase on these items was approximately 5%. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

   Wholesale distribution

     Sales to wholesale accounts increased 1.3% to $37.7 million in the third quarter of fiscal 2014, driven principally by higher unit volumes.

     Sales to grocers and mass merchants were flat at $22.6 million, with a 10.0% increase in average weekly sales per door partially offset by an 8.8% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects the reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets, the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer, as well as a program change with another customer to include only a limited number of doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Sales to convenience stores rose 3.2% to $14.2 million, reflecting a 3.6% increase in the average weekly sales per door and a 0.8% increase in the average number of doors served. The average number of doors served in the convenience store channel rose slightly despite a reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the third quarter of fiscal 2014, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues increased by 0.3 percentage points from the third quarter of fiscal 2013 to 69.9% of revenues in the third quarter of fiscal 2014.

     The cost of food, beverage and packaging as a percentage of revenues increased 0.8 percentage points to 38.0% in the third quarter of fiscal 2014. The increase reflects, among other things, a slight shift in product mix toward relatively higher cost limited time product offerings.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase all its estimated shortening, flour and sugar requirements for the remainder of fiscal 2014. The Company expects its aggregate cost of doughnut mixes, shortening, sugar and packaging in the fourth quarter of fiscal 2014 to be similar to its costs in the third quarter. For fiscal 2015, KK Supply Chain has entered into contracts to purchase over half of its flour requirements, approximately 40% of its shortening requirements, and substantially all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its ingredient and packaging costs in fiscal 2015 to be similar to fiscal 2014.

     Delivery labor as a percentage of revenues declined by 0.2 percentage points from the third quarter of fiscal 2013 principally due the reduction in wholesale sales as a percentage of total Company Stores sales.

     Vehicle costs as a percentage of revenues decreased from 6.1% in the third quarter of fiscal 2013 to 5.7% in the third quarter of fiscal 2014, reflecting lower fuel costs, a reduction in mileage as a result of account rationalization, an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar, and a reduction in wholesale sales as a percentage of total Company Stores sales.

     Depreciation expense increased to 3.0% of revenues in the third quarter of fiscal 2014 from 2.6% of revenues in the third quarter of fiscal 2013 due to increased capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

     Other store level operating expenses decreased to 6.4% of revenues in the third quarter of fiscal 2014 from 7.2% of revenues in the third quarter of fiscal 2013. During the third quarter of fiscal 2014, the Company realized a gain of approximately $275,000 on the disposal of a closed store, which reduced other store level operating expenses as a percentage of revenues by approximately 0.3%.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees or face a potential penalties. To avoid these potential penalties, the health benefits that are offered must provide a minimum level of coverage, and there is a limit to the amount that employees can be charged for the coverage. The penalties, also known as the “employer mandate,” associated with the Act have been delayed generally from January 2014 to January 2015.

     The Company employs a substantial number of persons to whom the Company does not currently provide health care benefits but who the Company expects will be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act. In addition, certain regulatory guidance which could have an effect on the Company’s incremental costs associated with the Act has not been issued.

     However, based on information available to the Company and the Company’s analyses to-date and its current cost estimates, management currently does not expect that the aggregate incremental cost associated with the Act will exceed its current costs by more than $5 million annually. The Company currently believes its incremental costs are likely to be less than such amount, and may be substantially less. The Company is continuing to study and evaluate the requirements of the Act, and the Company’s estimate of the additional costs associated with it is expected to change as the Company gains additional information and makes decisions regarding the Act’s requirements.

     In addition, the Company is implementing benefit cost reduction actions designed to mitigate the costs imposed on the Company by the Act. The Company’s goal is to prevent the Act’s requirements from having a material adverse effect on the Company’s results of operations.

   Domestic Franchise

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Revenues:
Royalties	$2,683	$2,307
Development and franchise fees	175	100
Other	168	91
Total revenues	3,026	2,498

Operating expenses:
Segment operating expenses	1,401	1,184
Gain on sale of assets to a franchisee	(1,667)	-
Depreciation expense	36	40
Allocated corporate overhead	100	100
Total operating expenses	(130)	1,324
Segment operating income	$3,156	$1,174

     Domestic Franchise revenues increased 21.1% to $3.0 million in the third quarter of fiscal 2014. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from $69 million in the third quarter of fiscal 2013 to $78 million in the third quarter of fiscal 2014. Approximately $2.7 million of the increase in sales is the result of refranchising Company stores. Domestic Franchise same store sales rose 10.7% in the third quarter of fiscal 2014.

     The increase in other Domestic Franchise revenues principally reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively.

     Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the third quarter of fiscal 2014 reflect increased costs related to the addition of new personnel in fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program.

     Domestic Franchise segment operating expenses for the three months ended November 3, 2013 reflect a gain of $1.7 million on the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, the Company recognized the previously deferred gain. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

     Domestic franchisees opened five stores in the third quarter of fiscal 2014. Additionally, the Company executed a development agreement with a new franchisee in the third quarter of fiscal 2014 to develop four Krispy Kreme locations in the Alaska market through fiscal 2016. As of November 3, 2013, development agreements for territories in the United States provide for the development of approximately 65 additional stores through fiscal 2020. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Revenues:
Royalties	$5,810	$5,574
Development and franchise fees	395	450
Total revenues	6,205	6,024

Operating expenses:
Segment operating expenses	1,454	1,420
Depreciation expense	2	3
Allocated corporate overhead	300	300
Total operating expenses	1,756	1,723
Segment operating income	$4,449	$4,301

     International Franchise royalties increased 4.2%, driven by an increase in sales by international franchise stores from $104 million in the third quarter of fiscal 2013 to $108 million in the third quarter of fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $5.8 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, which adversely affected international royalty revenues by approximately $350,000. Excluding the effects of exchange rates, sales by international franchisees rose 9.8%.

     International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 3.1%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

     Constant dollar same store sales in established markets rose 2.2% in the third quarter of fiscal 2014 and fell 8.5% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 53% of aggregate constant dollar same store sales for the third quarter of fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 521 international shops currently in operation that opened since the beginning of fiscal 2007, 224 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $1.5 million in the third quarter of fiscal 2014 from $1.4 million in the third quarter of fiscal 2013, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. Management expects International Franchise operating expenses to continue to rise in the remainder of fiscal 2014 compared to the comparable period of fiscal 2013 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets. The increase in the operating expenses in the third quarter of fiscal 2014 was partially offset by a credit in bad debt expense of approximately $170,000 resulting principally from recoveries of accounts previously written off. A net credit in bad debt expense should not be expected to recur frequently.

     International franchisees opened 24 stores and closed seven stores in the third quarter of fiscal 2014. Additionally, the Company executed a development agreement in the third quarter of fiscal 2014 with a new franchisee to develop 25 Krispy Kreme locations in South America in major cities throughout Colombia through fiscal 2019. As of November 3, 2013, development agreements for territories outside the United States provide for the development of approximately 350 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$20,191	$18,226	34.6%	34.5%
Other ingredients, packaging and supplies	33,743	31,560	57.9	59.7
Equipment	3,686	2,340	6.3	4.4
Fuel surcharge	684	699	1.2	1.3
Total revenues before intersegment sales elimination	58,304	52,825	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	40,100	36,646	68.8	69.4
Loss on agricultural derivatives	53	110	0.1	0.2
Inbound freight	1,673	1,471	2.9	2.8
Total cost of sales	41,826	38,227	71.7	72.4
Distribution costs	3,521	3,582	6.0	6.8
Other segment operating costs	3,389	3,232	5.8	6.1
Depreciation expense	170	172	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.6
Total operating costs	49,206	45,513	84.4	86.2
Segment operating income	$9,098	$7,312	15.6%	13.8%

     Sales of doughnut mixes rose 10.8% year-over-year in the third quarter of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops and higher selling prices.

     Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 6.9% year-over-year in the third quarter of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops. The greater increase in sales of doughnut mixes compared to sales of other ingredients, packaging and supplies reflects, among other things, process and equipment innovations by the Company that have reduced consumption of certain ingredients.

     Equipment sales increased to $3.7 million in the third quarter of fiscal 2014 from $2.3 million principally due to an increased level of store openings and increased sales of replacement parts.

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

     KK Supply Chain cost of sales decreased to 71.7% of revenues in the third quarter of fiscal 2014 from 72.4% of revenues in the third quarter of the preceding fiscal year. The cost of goods produced and purchased fell 0.6 percentage points, approximately half of which was due to lower provisions for obsolete and excess equipment inventories.

     Distribution costs as a percentage of revenues declined by 0.8 percentage points to 6.0% in the third quarter of fiscal 2014, principally reflecting economies of scale.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs as a percentage of revenues declined by 0.3 percentage points to 5.8% in the third quarter of fiscal 2014, principally reflecting economies of scale.

     Franchisees opened 29 stores and closed seven stores in the third quarter of fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses increased to $5.7 million in the third quarter of fiscal 2014 from $5.1 million in the third quarter of fiscal 2013, and as a percentage of total revenues increased to 5.0% from 4.7%. General and administrative expenses include costs of approximately $410,000 and $240,000 in the third quarter of fiscal 2014 and 2013, respectively, related to the selection and implementation of a new enterprise resource planning system.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $1.5 million in the third quarter of fiscal 2014 compared to $216,000 in the third quarter of fiscal 2013.

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	1,531	216
	$1,531	$216

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

     In late November, 2013, the Fairfax County court entered a judgment against the Company in its dispute with the landlord of a former Company commissary in Lorton, Virginia. The Company subsequently agreed to settle the matter with the former landlord as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, and the Company recorded an additional lease termination charge of approximately $1.5 million for the three months ended November 3, 2013 related to the resolution of the matter.

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

   Interest Income

     Interest income increased to $341,000 in the third quarter of fiscal 2014 from $14,000 in the third quarter of fiscal 2013, principally due to the recognition of previously deferred interest income on a note received from a franchisee as part of the consideration for its purchase of leasehold interests from the Company. A total of $250,000 in interest income on the note receivable was recognized in the third quarter of fiscal 2014, of which $140,000 accrued in the first two quarters of fiscal 2014 and $70,000 accrued in fiscal 2013. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$-	$171
Letter of credit and unused revolver fees	41	74
Amortization of cost of interest rate derivatives	-	10
Amortization of deferred financing costs	27	98
Other	63	31
	$131	$384

     On July 12, 2013, the Company refinanced its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $61,000 in the third quarter of fiscal 2014 compared to losses of $47,000 in the third quarter of fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

     The Company’s effective tax rate was 43% for the third quarter of fiscal 2014 and fiscal 2013. The portion of the income tax provision representing taxes estimated to be payable currently was $726,000 and $530,000 in the third quarter of fiscal 2014 and fiscal 2013, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

     The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2014 is 43%. Management’s estimate of the fiscal 2014 effective income tax rate is subject to revision in the fourth quarter as additional information becomes available.

     See “Results of Operations – Three months ended November 3, 2013 compared to three months ended October 28, 2012 – Adjusted Net Income” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

     The Company had valuation allowances against deferred income tax assets of $9.5 million at November 3, 2013 and $9.8 million at February 3, 2013, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

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

     As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.5 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.5 million to approximately $14.3 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates fiscal 2013 pretax income measured on a 52-week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year, subsequent to fiscal 2013, of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income. Management revisited this conclusion as of November 3, 2013, and determined that such conclusion remained appropriate. If the Company’s favorable operating results are sustained in the fourth quarter, and sufficient other evidence considered necessary to support realizability of additional deferred tax assets is present, then management could conclude that a reversal of some portion of the valuation allowance may be appropriate at that time. The Company cannot presently predict whether a reversal will occur, or how much of the current $9.5 million valuation allowance could potentially be reversed if future conditions warrant. Any potential reversal will have no effect on the Company’s cash flows.

    Net Income

     The Company reported net income of $6.8 million for the three months ended November 3, 2013 and $5.0 million for the three months ended October 28, 2012.

Nine months ended November 3, 2013 compared to nine months ended October 28, 2012

   Overview

     Total revenues rose by 9.4% to $347.6 million for the nine months ended November 3, 2013 compared to $317.7 million for the nine months ended October 28, 2012. Consolidated operating income increased to $37.5 million from $29.3 million, and consolidated net income was $19.5 million compared to $16.0 million for the nine months ended November 3, 2013 and October 28, 2012, respectively.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$232,496	$215,172
Domestic Franchise	8,696	7,561
International Franchise	18,707	17,832
KK Supply Chain:
Total revenues	175,316	158,075
Less - intersegment sales elimination	(87,630)	(80,942)
External KK Supply Chain revenues	87,686	77,133
Total revenues	$347,585	$317,698

Segment revenues as a percentage of total revenues:
Company Stores	66.9%	67.7%
Domestic Franchise	2.5	2.4
International Franchise	5.4	5.6
KK Supply Chain (external sales)	25.2	24.3
	100.0%	100.0%

Segment operating results:
Company Stores	$9,703	$5,271
Domestic Franchise	6,121	4,072
International Franchise	13,219	12,957
KK Supply Chain	28,336	24,181
Total segment operating income	57,379	46,481
General and administrative expenses	(17,440)	(16,311)
Corporate depreciation and amortization expense	(896)	(589)
Impairment charges and lease termination costs	(1,543)	(302)
Consolidated operating income	37,500	29,279
Interest income	472	102
Interest expense	(922)	(1,202)
Loss on refinancing of debt	(967)	-
Equity in losses of equity method franchisee	(174)	(150)
Other non-operating income, net	23	237
Income before income taxes	35,932	28,266
Provision for income taxes	16,436	12,267
Consolidated net income	$19,496	$15,999

   Adjusted Net Income

     As of February 3, 2013, the Company had approximately $206 million of federal net operating loss carryovers, as well as loss carryovers for state income tax purposes. Until such time as the Company’s net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to substantially exceed the amount of cash income taxes payable by the Company.

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

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands, except per share amounts)
Net income, as reported	$19,496	$15,999
Loss on refinancing of debt	967	-
Provision for deferred income taxes	14,438	10,824
Adjusted net income	$34,901	$26,823

Adjusted earnings per common share:
Basic	$0.52	$0.40
Diluted	$0.49	$0.38

Weighted average shares outstanding:
Basic	67,274	67,897
Diluted	71,058	70,041

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$102,331	$90,697	44.0%	42.2%
Fundraising sales	11,809	11,791	5.1	5.5
Total on-premises sales	114,140	102,488	49.1	47.6
Wholesale sales:
Grocery/mass merchant	71,769	68,309	30.9	31.7
Convenience store	43,784	41,877	18.8	19.5
Other wholesale	2,803	2,498	1.2	1.2
Total wholesale sales	118,356	112,684	50.9	52.4
Total revenues	232,496	215,172	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	87,900	81,416	37.8	37.8
Shop labor	40,916	38,465	17.6	17.9
Delivery labor	18,378	17,663	7.9	8.2
Employee benefits	15,602	14,763	6.7	6.9
Total cost of sales	162,796	152,307	70.0	70.8
Vehicle costs(1)	12,923	13,046	5.6	6.1
Occupancy(2)	7,425	7,246	3.2	3.4
Utilities expense	4,520	4,522	1.9	2.1
Depreciation expense	6,783	5,921	2.9	2.8
Gain on refranchising	(876)	-	(0.4)	-
Other operating expenses	15,102	14,565	6.5	6.8
Total store level costs	208,673	197,607	89.8	91.8
Store operating income	23,823	17,565	10.2	8.2
Other segment operating costs(3)	10,895	9,069	4.7	4.2
Allocated corporate overhead	3,225	3,225	1.4	1.5
Segment operating income	$9,703	$5,271	4.2%	2.4%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from the nine months ended October 28, 2012 to the nine months ended November 3, 2013 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the nine months ended October 28, 2012	$102,488	$112,684	$215,172
Fiscal 2013 sales at closed stores	(2,657)	(1,938)	(4,595)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(5,442)	(5,735)	(11,177)
Fiscal 2014 sales at closed stores	1,408	892	2,300
Fiscal 2014 sales at stores refranchised in fiscal 2014	2,075	1,715	3,790
Increase in sales at established stores (open stores only)	6,921	9,679	16,600
Increase in sales at stores opened in fiscal 2013	4,281	-	4,281
Increase in sales at stores acquired in fiscal 2013	1,518	1,059	2,577
Sales at stores opened in fiscal 2014	3,548	-	3,548
Sales for the nine months ended November 3, 2013	$114,140	$118,356	$232,496

     Sales at Company Stores increased 8.1% to $232.5 million in the first nine months of fiscal 2014 from $215.2 million in the first nine months of fiscal 2013. Selling price increases in the on-premises channel accounted for approximately 1.5 percentage points of the increase in sales, exclusive of the effects of higher pricing on unit volumes; such effects are difficult to measure reliably. As with all consumer products, however, higher prices may negatively affect unit volumes, which may negatively affect sales.

     The following table presents sales metrics for Company stores:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
On-premises:
Change in same store sales	8.4%	4.7%
Change in same store customer count (retail sales only)	6.5%	5.3%
Average guest check (retail sales only)	$7.52	$7.33
Wholesale:
Grocery/mass merchant:
Change in average weekly number of doors	(6.1)%	(4.1)%
Change in average weekly sales per door	12.0%	7.8%
Convenience store:
Change in average weekly number of doors	(0.4)%	(7.7)%
Change in average weekly sales per door	5.7%	9.3%

On-premises sales

     The components of the change in same store sales at Company stores are as follows:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
Change in same store sales:
Retail pricing	3.3%	0.9%
Guest check average (exclusive of the effects of pricing)	(0.8)	(0.8)
Customer count	5.6	4.6
Other	0.3	0.0
Total	8.4%	4.7%

     On-premises sales increased 11.4% to $114.1 million in the first nine months of fiscal 2014, driven principally by higher customer traffic and retail price increases. Approximately 3.2 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2014. On February 18, 2013, the Company implemented on-premises price increases at substantially all of its stores designed to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. These price increases affect items comprising approximately 70% of on-premises sales, and the average price increase on these items was approximately 5%. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

   Wholesale sales

     Sales to wholesale accounts increased 5.0% to $118.4 million in the first nine months of fiscal 2014, driven principally by higher unit volumes.

     Sales to grocers and mass merchants increased 5.1% to $71.8 million, with a 12.0% increase in average weekly sales per door partially offset by a 6.1% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects the reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets, the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer, as well as a program change with another customer to include only a limited number of doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Sales to convenience stores rose 4.6% to $43.8 million, reflecting a 5.7% increase in the average weekly sales per door, partially offset by a 0.4% decline in the average number of doors served. The slight decline in the average number of doors served in the convenience store channel reflects the reduction of doors associated with the refranchising of stores in the Kansas/Missouri and Dallas markets, a reduction in the number of stops at relatively low volume doors and the loss of a regional convenience store account in the first quarter of fiscal 2013. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the nine months ended November 3, 2013, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues decreased by 0.8 percentage points from the first nine months of fiscal 2013 to 70.0% in the first nine months of fiscal 2014.

     The cost of food, beverage and packaging as a percentage of revenues remained unchanged at 37.8% in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Price increases in the on-premises distribution channel more than offset increases in the cost of food, beverage and packaging. In addition, a reduction in returns in the wholesale distribution channel and a greater percentage of sales derived from on-premises customers compared to last year resulted in a reduction of the cost of food, beverage and packaging as a percentage of revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale distribution channel and because of the effect of returns in the wholesale distribution channel. These reductions were offset by a slight shift in product mix toward relatively higher cost limited time product offerings.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase all its estimated shortening, flour and sugar requirements for the remainder of fiscal 2014. The Company expects its aggregate cost of doughnut mixes, shortening, sugar and packaging in the fourth quarter of fiscal 2014 to be similar to the third quarter. For fiscal 2015, KK Supply Chain has entered into contracts to purchase over half of its flour requirements, approximately 40% of its shortening requirements, and substantially all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its ingredient and packaging costs in fiscal 2015 to be similar to fiscal 2014.

     Delivery labor as a percentage of revenues declined by 0.3 percentage points from the first nine months of fiscal 2013 to 7.9% in the first nine months of fiscal 2014 due to a reduction in wholesale sales as a percentage of total Company Stores sales.

     Vehicle costs as a percentage of revenues decreased from 6.1% in the first nine months of fiscal 2013 to 5.6% in the first nine months of fiscal 2014, principally due to higher revenues, lower fuel costs, a reduction in mileage as a result of account rationalization, an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar, and a reduction in wholesale sales as a percentage of total Company Stores sales.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2013 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $550,000 in the first nine months of fiscal 2014 and $370,000 in the first nine months of fiscal 2013. The $550,000 favorable adjustment recorded in the first nine months of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $50,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $110,000 included in other operating costs. The $370,000 favorable adjustment recorded in the first nine months of fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $20,000, a favorable adjustment relating to vehicle liability claims of approximately $210,000, and a favorable adjustment relating to general liability claims of approximately $180,000.

       Depreciation expense increased in the first nine months of fiscal 2014 to 2.9% of revenues from 2.8% of revenues in the first nine months of fiscal 2013 due to increased capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

       During the first nine months of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company recorded a gain of approximately $876,000 on the refranchising transaction.

       Other store level operating expenses decreased to 6.5% of revenues in the first nine months of fiscal 2014 from 6.8% of revenues in the first nine months of fiscal 2014. During the third quarter of fiscal 2014, the Company realized a gain of approximately $275,000 on the disposal of a closed store.

       Other segment operating expense increased in the first nine months of fiscal 2014 to 4.7% of revenues from 4.2% of revenues in the first nine months of fiscal 2013. These costs include approximately $770,000 and $220,000 in legal costs in the first nine months of fiscal 2014 and fiscal 2013, respectively, related to the litigation associated with the Company’s former landlord in Lorton, Virginia, described in Note 8 to the consolidated financial statements appearing elsewhere herein. The increase in other segment operating costs also reflects an increase in personnel costs to support anticipated Company Stores shop openings.

       Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

       The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees or face a potential penalties. To avoid these potential penalties, the health benefits that are offered must provide a minimum level of coverage, and there is a limit to the amount that employees can be charged for the coverage. The penalties, also known as the “employer mandate,” associated with the Act have been delayed generally from January 2014 to January 2015.

       The Company employs a substantial number of persons to whom the Company does not currently provide health care benefits but who the Company expects will be entitled to receive health care benefits under the Act. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many of the potentially newly-eligible employees will elect to obtain coverage under the Act. In addition, certain regulatory guidance which could have an effect on the Company’s incremental costs associated with the Act has not been issued.

       However, based on information available to the Company and the Company’s analyses to-date and its current cost estimates, management currently does not expect that the aggregate incremental cost associated with the Act will exceed its current costs by more than $5 million annually. The Company currently believes its incremental costs are likely to be less than such amount, and may be substantially less. The Company is continuing to study and evaluate the requirements of the Act, and the Company’s estimate of the additional costs associated with it is expected to change as the Company gains additional information and makes decisions regarding the Act’s requirements.

       In addition, the Company is implementing benefit cost reduction actions designed to mitigate the costs imposed on the Company by the Act. The Company’s goal is to prevent the Act’s requirements from having a material adverse effect on the Company’s results of operations.

   Domestic Franchise

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Revenues:
Royalties	$8,093	$7,065
Development and franchise fees	200	188
Other	403	308
Total revenues	8,696	7,561

Operating expenses:
Segment operating expenses	3,870	3,039
Gain on sale of assets to a franchisee	(1,667)	-
Depreciation expense	72	150
Allocated corporate overhead	300	300
Total operating expenses	2,575	3,489
Segment operating income	$6,121	$4,072

       Domestic Franchise revenues increased 15.0% to $8.7 million in the first nine months of fiscal 2014. The increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $210 million in the first nine months of fiscal 2013 to $237 million in the first nine months of fiscal 2014. Approximately $5.9 million of the increase in sales is the result of refranchising Company stores. Domestic Franchise same store sales rose 11.2% in the first nine months of fiscal 2014.

       The increase in other Domestic Franchise revenues principally reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively.

       Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in the first nine months of fiscal 2014 reflect increased costs related to the addition of new personnel in fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program.

       Domestic Franchise segment operating expenses for the nine months ended November 3, 2013 reflect a gain of $1.7 million on the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, the Company recognized the previously deferred gain. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

       Domestic franchisees opened seven stores in the first nine months of fiscal 2014. Additionally, the Company executed a development agreement with a new franchisee in the first nine months of fiscal 2014 to develop four Krispy Kreme locations in the Alaska market through fiscal 2016. On February 22, 2013, a new domestic franchisee who was a former employee of the Company acquired three Krispy Kreme stores from the Company and on July 11, 2013, a new domestic franchisee acquired three Krispy Kreme stores from the Company and signed a development agreement pursuant to which the franchisee agreed to develop 15 new Krispy Kreme shops in the Dallas market through fiscal 2019 as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. As of November 3, 2013, development agreements for territories in the United States provide for the development of approximately 65 additional stores through fiscal 2020. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Revenues:
Royalties	$17,672	$16,807
Development and franchise fees	1,035	1,025
Total revenues	18,707	17,832

Operating expenses:
Segment operating expenses	4,582	3,966
Depreciation expense	6	9
Allocated corporate overhead	900	900
Total operating expenses	5,488	4,875
Segment operating income	$13,219	$12,957

       International Franchise royalties increased 5.1%, driven by an increase in sales by international franchise stores from $311 million in the first nine months of fiscal 2013 to $321 million in the first nine months of fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $14.3 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, which negatively affected international royalty revenues by approximately $860,000. Excluding the effects of exchange rates, sales by international franchisees rose 7.9%. The Company recognized revenue of approximately $360,000 of royalties collected during the first nine months of fiscal 2014 related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties.

       International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 6.4%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

       Constant dollar same store sales in established markets rose 1.5% in the first nine months of fiscal 2014 and fell 13.6% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 52% of aggregate constant dollar same store sales for the first nine months of fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 521 international shops currently in operation that opened since the beginning of fiscal 2007, 224 shops are in these established markets.

       International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first nine months of fiscal 2014 to $4.6 million compared to $4.0 million in the first nine months of fiscal 2013, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. Management expects International Franchise operating expenses to continue to rise in the remainder of fiscal 2014 compared to the comparable period of fiscal 2013 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2014 shop openings in new markets which typically require a greater level of franchisor support than openings in existing markets. The increase in the operating expenses in the nine months of fiscal 2014 was partially offset by a credit in bad debt expense of $165,000 resulting principally from recoveries of accounts previously written off. A net credit in bad debt expense should not be expected to recur frequently.

       International franchisees opened 70 stores and closed 16 stores in the first nine months of fiscal 2014. Additionally, the Company executed a development agreement in the first nine months of fiscal 2014 with a new franchisee to develop 25 Krispy Kreme locations in South America in major cities throughout Colombia through fiscal 2019. As of November 3, 2013, development agreements for territories outside the United States provide for the development of approximately 350 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

       The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Doughnut mixes	$61,536	$54,050	35.1%	34.2%
Other ingredients, packaging and supplies	102,714	95,805	58.6	60.6
Equipment	8,886	6,175	5.1	3.9
Fuel surcharge	2,180	2,045	1.2	1.3
Total revenues before intersegment sales elimination	175,316	158,075	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	119,868	109,466	68.4	69.2
(Gain) loss on agricultural derivatives	633	(1,007)	0.4	(0.6)
Inbound freight	4,909	4,449	2.8	2.8
Total cost of sales	125,410	112,908	71.5	71.4
Distribution costs	10,922	10,631	6.2	6.7
Other segment operating costs	9,233	8,886	5.3	5.6
Depreciation expense	515	569	0.3	0.4
Allocated corporate overhead	900	900	0.5	0.6
Total operating costs	146,980	133,894	83.8	84.7
Segment operating income	$28,336	$24,181	16.2%	15.3%

       Sales of doughnut mixes rose 13.9% year-over-year in the first nine months of fiscal 2014, principally due to higher unit volumes reflecting higher sales at Company and franchise shops and higher selling prices.

       Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 7.2% year-over-year in the first nine months of fiscal 2014 due to higher unit volumes reflecting higher sales at Company and franchise shops. The greater increase in sales of doughnut mixes compared to sales of other ingredients, packaging and supplies reflects, among other things, process and equipment innovations by the Company that have reduced consumption of certain ingredients.

       Equipment sales increased to $8.9 million in the first nine months of fiscal 2014 from $6.2 million principally due to an increased level of store openings and increased sales of replacement parts.

       KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs resulting from increases in fuel costs. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

       KK Supply Chain cost of sales increased to 71.5% of revenues in the first nine months of fiscal 2014 from 71.4% of revenues in the first nine months of fiscal 2013. The cost of goods produced and purchased fell 0.8 percentage points, over half of which was due to lower provisions for obsolete and excess equipment inventories. KK Supply Chain had net losses on agricultural derivative positions of $633,000 in the first nine months of fiscal 2014 compared to net gains of $1.0 million in the first nine months of fiscal 2013. The Company has not designated any of its derivative positions as cash flow hedges and accordingly, changes in the market value of those positions are reflected in earnings as they occur.

       Distribution costs as a percentage of revenues declined by 0.5 percentage points to 6.2% in the first nine months of fiscal 2014 principally reflecting economies of scale.

       Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs as a percentage of revenues declined by 0.3 percentage points to 5.3% in the in the first nine months of fiscal 2014, principally reflecting economies of scale.

       Franchisees opened 77 stores and closed 16 stores in the first nine months of fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

       General and administrative expenses increased to $17.4 million in the first nine months of fiscal 2014 from $16.3 million in the first nine months of fiscal 2013, but as a percentage of revenues decreased to 5.0% from 5.1%.

       General and administrative expenses include costs of approximately $420,000 and $240,000 in the first nine months of fiscal 2014 and 2013, respectively, related to the selection and implementation of a new enterprise resource planning system.

       Provisions for incentive compensation rose $740,000 in the first nine months of fiscal 2014 compared to the prior year. General and administrative expenses in the first nine months of fiscal 2014 include approximately $2.7 million of incentive compensation provisions based on fiscal 2014 operating results (with an additional charge of approximately $2.9 million included in direct operating expenses) compared to $2.0 million of incentive compensation in the first nine months of fiscal 2013 (with an additional charge of approximately $2.6 million included in direct operating expense).

       The increase in general and administrative expenses in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was partially offset by a decrease in share-based compensation of $523,000. Share-based compensation expense in the first nine months of fiscal 2013 included approximately $600,000 related principally to a January 2012 grant to an executive officer who achieved retirement eligibility under the terms of the Company’s stock compensation plan in the first quarter of fiscal 2013. Share-based payment awards to retirement eligible persons are charged to expense over the period from the grant date to the date of retirement eligibility rather than being amortized over the four-year vesting period of the awards, which has the effect of accelerating the recognition of the expense associated with awards to such persons as they approach retirement eligibility.

   Impairment Charges and Lease Termination Costs

       Impairment charges and lease termination costs were $1.5 million in the first nine months of fiscal 2014 compared to $302,000 in the first nine months of fiscal 2013.

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	1,543	302
	$1,543	$302

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

       In late November, 2013, the Fairfax County court entered a judgment against the Company in its dispute with the landlord of a former Company commissary in Lorton, Virginia. The Company subsequently agreed to settle the matter with the former landlord, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, and the Company recorded an additional lease termination charge of approximately $1.5 million in the third quarter of fiscal 2014 related to the resolution of the matter.

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

   Interest Income

       Interest income increased to $472,000 in the first nine months of fiscal 2014 from $102,000 in the first nine months of fiscal 2013, principally due to the recognition of previously deferred interest income on a note received from a franchisee as part of the consideration for its purchase of leasehold interests from the Company. A total of $250,000 in interest income on the note receivable was recognized in the first nine months of fiscal 2014, of which $70,000 accrued in fiscal 2013. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

   Interest Expense

       The components of interest expense are as follows:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$259	$534
Letter of credit and unused revolver fees	176	223
Amortization of cost of interest rate derivatives	39	19
Amortization of deferred financing costs	258	300
Other	190	126
	$922	$1,202

       On July 12, 2013, the Company refinanced its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Loss on Refinancing of Debt

       The Company recorded a charge of $967,000 in the first nine months of fiscal 2014 on the retirement of its term loan and the refinancing of its credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on refinancing of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) will not occur.

   Equity in Income (Losses) of Equity Method Franchisees

       The Company recorded equity in the losses of equity method franchisees of $174,000 in the first nine months of fiscal 2014 compared to losses of $150,000 in the first nine months of fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Provision for Income Taxes

       The Company’s effective tax rate for the first nine months of fiscal 2014 was 46% compared to 43% for the first nine months of fiscal 2013. Included in income tax expense for the first nine months of fiscal 2014 is a charge of approximately $685,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the quarter, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

       The provision for income taxes for the nine months ended November 3, 2013 also includes a charge of approximately $575,000 to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. This resulted in an increase in the effective tax rate for the first nine months of fiscal 2014 of 1.6%. The error, which related to a previous misunderstanding of the application of the statute of limitations, and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

       The portion of the income tax provision representing taxes estimated to be payable currently was $2.0 million and $1.4 million in the first nine months of fiscal 2014 and fiscal 2013, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

       The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2014 is 43%. Management’s estimate of the fiscal 2014 effective income tax rate is subject to revision in the fourth quarters as additional information becomes available.

       See “Results of Operations – Nine months ended November 3, 2013 compared to nine months ended October 28, 2012 – Adjusted Net Income” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

       The Company had valuation allowances against deferred income tax assets of $9.5 million at November 3, 2013 and $9.8 million at February 3, 2013, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from the substantial losses incurred by the Company from fiscal 2005 though fiscal 2009.

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

       As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $24 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $9.5 million was appropriate. A 10% reduction in the amount of assumed future annual pretax income would have had no material effect on management’s determination of the amount of deferred tax valuation allowance. A 20% reduction in the amount of assumed future annual pretax income would have caused management’s determination of the appropriate valuation allowance to increase from $9.5 million to approximately $14.3 million. If the Company’s earnings remain at current levels or continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. For example, if management concluded that a future annual earnings forecast of $34 million, which approximates fiscal 2013 pretax income measured on a 52-week basis, were appropriate, then the amount of the deferred tax valuation allowance would be reduced by approximately $3 million, with an offsetting credit to the provision for income taxes. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million described above, the Company believes that additional evidence is necessary before concluding that the level of pretax income achieved in fiscal 2013 is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year, subsequent to fiscal 2013, of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income. Management revisited this conclusion as of November 3, 2013, and determined that such conclusion remained appropriate. If the Company’s favorable operating results are sustained in the fourth quarter, and sufficient other evidence considered necessary to support realizability of additional deferred tax assets is present, then management could conclude that a reversal of some portion of the valuation allowance may be appropriate at that time. The Company cannot presently predict whether a reversal will occur, or how much of the current $9.5 million valuation allowance could potentially be reversed if future conditions warrant. Any potential reversal will have no effect on the Company’s cash flows.

     Net Income

       The Company reported net income of $19.5 million for the nine months ended November 3, 2013 and $16.0 million for the nine months ended October 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

       The following table presents a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2014 and fiscal 2013.

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$41,011	$37,978
Net cash used for investing activities	(15,422)	(9,982)
Net cash used for financing activities	(25,176)	(22,412)
Net increase in cash and cash equivalents	$413	$5,584

Cash Flows from Operating Activities

       Net cash provided by operating activities rose $3.0 million in the first nine months of fiscal 2014 compared to the comparable fiscal 2013 period. Operating results generated $44.3 million of cash flow in the first nine months of fiscal 2014 compared to $37.9 million in the first nine months of fiscal 2013.

       Inventories increased in the first nine months of fiscal 2014, principally due to higher levels of equipment inventories related to an anticipated increase in new store openings. A smaller increase in equipment inventory in the first nine months of fiscal 2013 was offset by a decrease in inventories associated with the outsourcing of distribution of doughnut mixes and other KK Supply Chain products for international and certain domestic stores to a third party vendor.

       In the first quarter of fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters; such recovery is reflected in the increase in other current and non-current assets for the nine months ended November 3, 2013. Additionally, in the third quarter of fiscal 2014, the Company paid a guarantee obligation of $1.6 million related to an Equity Method Franchisee, as described in Note 6 to the consolidated financial statement appearing elsewhere herein; such payment is reflected in the decrease in accounts payable and accrued liabilities for the nine months ended November 3, 2013. In fiscal 2013, the Company received $1.8 million of landlord contributions to building renovation costs related to the Company’s headquarters building and to new stores; such receipts are included in the change in other long term obligations and deferred credits for the nine months ended October 28, 2012.

       The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

       Net cash used for investing activities was $15.4 million in the first nine months of fiscal 2014 compared to $10.0 million in the first nine months of fiscal 2013.

       Cash used for capital expenditures increased to $18.1 million in the first nine months of fiscal 2014 from $9.5 million in the first nine months of fiscal 2013. The components of capital expenditures were approximately as follows:

	Nine Months Ended
	November 3,	October 28,
	2013	2012
	(In thousands)
New store construction	$7,542	$2,378
Store remodels and betterments	3,119	1,032
Other store equipment, including vehicles and point-of-sale and handheld equipment	3,273	2,922
Corporate office remodel	1,696	3,061
Corporate information technology	2,488	253
Other	487	259
	18,605	9,905
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	(516)	(425)
Cash used for purchase of property and equipment	$18,089	$9,480

     The Company currently expects capital expenditures to range from $22 million to $27 million in fiscal 2014. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

     In the first nine months of fiscal 2014, proceeds from the disposal of property and equipment include approximately $1.0 million of proceeds from the disposal of a closed store.

     In the first nine months of fiscal 2014, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash as described in Note 13 to the consolidated financial statements appearing elsewhere herein.

     In the first nine months of fiscal 2013, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash as described in Note 13 to the consolidated financial statements appearing elsewhere herein.

Cash Flows from Financing Activities

     Net cash used by financing activities was $25.2 million in the first nine months of fiscal 2014 compared to $22.4 million in the first nine months of fiscal 2013.

     During the first nine months of fiscal 2014, the Company repaid approximately $24.5 million of outstanding term loan and capitalized lease indebtedness. The Company repaid the $21.7 million remaining outstanding balance of its term loan in connection with the refinancing of its credit facilities described in Note 7 in the consolidated financial statements appearing elsewhere herein. Additional payments included approximately $1.2 million of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $730,000 of prepayments from the proceeds of stock option exercises.

     During the first nine months of fiscal 2013, the Company made approximately $1.7 million in scheduled repayments of term loan and capitalized lease indebtedness.

     On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The Company repurchased 33,000 shares of the Company’s common stock during the first nine months of fiscal 2014 at an average cost of $18.88 per share, for a total cost of $627,000.

     On March 27, 2012, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. The Company completed the share repurchase during the second quarter of fiscal 2013, purchasing a total of 3,113,000 shares in the first nine months of fiscal 2013 at an average cost of $6.42 per share, for a total cost of $20 million.

     Repurchase of common shares also includes $2.0 million and $758,000, respectively, for the first nine months of fiscal 2014 and fiscal 2013, for shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of November 3, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of November 3, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended November 3, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

   Colchester Security Litigation

     On January 27, 2012, Colchester Security II, LLC, the Company's former landlord in Lorton, Virginia, filed a suit against the Company in the Circuit Court of Fairfax County, Virginia alleging breach of the lease and negligence resulting in property damage at a commissary facility previously operated by the Company. The plaintiff sought $2.7 million in damages. The Company denied the allegations and pursued counterclaims of approximately $3.0 million relating to indemnity claims and breach of the lease. In June and July 2013, the parties tried the case to a judge pro tem pursuant to the Fairfax County Court’s alternate dispute resolution program. Oral argument on the post-trial briefs occurred in October 2013.

     In late November 2013, the Fairfax County court entered a judgment against the Company with respect to some of the claims by the former landlord, and reserved judgment on an additional claim pending further argument. All of the Company’s counterclaims were denied. Accordingly, in the third quarter of fiscal 2014, the Company recorded an additional lease termination charge of approximately $1.5 million related to this matter. Such charge increased the lease termination accrual for this lease to an aggregate of $1.9 million, representing the amount of the damages awarded and an estimate of plaintiff’s attorney’s fees. Subsequently, the Company reached a settlement with the landlord on all issues for an amount approximating the aggregate accrual, and such settlement currently is being documented.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares (or units) Purchased (a)(1)	Average Price Paid per Share (or unit) (b)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
August 5, 2013 through September 1, 2013	-	$-	-	$50,000,000
September 2, 2013 through September 29, 2013	33,200	18.88	33,200	49,373,184
September 30, 2013 through November 3, 2013	-	-	-	49,373,184
Total	33,200	$18.88	33,200

(1)	Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. MINE SAFETY DISCLOSURES.

     Not applicable.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

     The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 64 and are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 13, 2013	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)
3.3	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended November 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and nine months ended November 3, 2013, and October 28, 2012; (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended November 3, 2013, and October 28, 2012; (iii) the Consolidated Balance Sheet as of November 3, 2013 and February 3, 2013; (iv) the Consolidated Statement of Cash Flows for the nine months ended November 3, 2013 and October 28, 2012; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended November 3, 2013 and October 28, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.