Form 10-K
period 2014-02-02
KRISPY KREME DOUGHNUTS INC
filed 2014-04-03
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

       The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of August 2, 2013 was $1,413,000,000.

       Number of shares of Common Stock, no par value, outstanding as of March 21, 2014: 65,544,803.

DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders to be held on June 17, 2014 are incorporated by reference into Part III hereof.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2015, fiscal 2014, fiscal 2013 and fiscal 2012 mean the fiscal years ended February 1, 2015, February 2, 2014, February 3, 2013 and January 29, 2012, respectively. Please note that fiscal 2013 contained 53 weeks.

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

  our relationships with our franchisees;

  our ability to implement our domestic and international growth strategies;

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

  risks associated with the use and implementation of information technology; and

  other factors discussed below in Item 1A, “Risk Factors” and in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”).

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

     Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These shops sell doughnuts and complementary products through the on-premises and wholesale channels and come in two formats: factory stores and satellite shops. Factory stores have a doughnut-making production line, and many of them sell products to on-premises consumers and at wholesale to approved retailers of Krispy Kreme products to more fully utilize production capacity. Factory stores also include commissaries which serve only wholesale customers. Satellite shops, which serve only on-premises customers, are smaller than most factory stores, and include the hot shop and fresh shop formats. As of February 2, 2014, there were 95 Company shops in 18 states and the District of Columbia, including 76 factory and 19 satellite shops.

     Domestic Franchise. The Domestic Franchise segment consists of the Company’s domestic store franchise operations and the licensing of Krispy Kreme products domestically. Domestic franchise stores sell doughnuts and complementary products through the on-premises and wholesale channels in the same way and using the same store formats as do Company stores. As of February 2, 2014, there were 159 domestic franchise stores in 30 states, consisting of 107 factory and 52 satellite stores.

     In fiscal 2014, the Company began the licensing of complimentary products in the beverage category. The Company signed agreements for the test of Krispy Kreme branded bagged coffee at approximately 100 wholesale club locations in the southeast, and an agreement for the introduction of Krispy Kreme branded ready-to-drink coffee beverages in bottles for distribution at approximately 900 mass merchant locations throughout the United States, rollout of which currently is underway. In addition, the Company signed an agreement with Kuerig Green Mountain to bring Krispy Kreme branded coffee to the Keurig® brewing system by the end of calendar 2014. Krispy Kreme coffee is expected to be available in K-Cup® packs at grocery, convenience store and big box outlets throughout the U.S., as well as at Krispy Kreme shops and online. Manufacturing and distribution of all three products will be done by the licensees. The Company may seek to expand licensing of its brand to additional beverages and other products.

     International Franchise. The International Franchise segment consists of the Company’s international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel using shop formats similar to those used in the United States, and also using a kiosk format. A portion of sales by the franchisees in Canada, the United Kingdom and Australia are made at wholesale to approved retailers of Krispy Kreme products. As of February 2, 2014, there were 574 international franchise shops in 23 countries, consisting of 125 factory stores and 449 satellite shops.

     KK Supply Chain. The KK Supply Chain segment produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies, principally to Company-owned and domestic franchise stores.

     As of February 2, 2014, there were 254 Krispy Kreme stores operated domestically in 38 states and in the District of Columbia, and there were 574 shops in 23 other countries around the world. Of the 828 total stores, 308 were factory stores and 520 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	95	-	95
Franchise stores	159	574	733
Total	254	574	828

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

  Wholesale: Sales of fresh doughnuts and packaged sweets primarily on a branded basis to a variety of retail customers, including convenience stores, grocery stores/mass merchants and other food service and institutional accounts. These customers display and resell the doughnuts and other products from self-service display cases, and in packages merchandised on stand-alone display units or on the retailer’s shelf. Products are delivered to customer locations by our fleet of delivery trucks operated by a commissioned employee sales force or, occasionally, by independent third-party distributors. Distribution through wholesale sales channels generally is limited to stores in the United States. Only a small minority of sales by international franchisees are made to wholesale customers.

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

     Today, Krispy Kreme enjoys over 65% unaided brand awareness, and our Hot Krispy Kreme Original Glazed Now® sign is an integral contributor to the brand’s mystique. In addition, the Doughnut Theater® in factory stores provides a multi-sensory introduction to the brand and reinforces the unique Krispy Kreme experience in 24 countries around the world.

Industry Overview

     Krispy Kreme operates within the quick service restaurant, or QSR, segment of the restaurant industry, although our consumer research indicated domestic customers think of our shops more like bakeries than restaurants. In our Company shops, approximately 55% of retail transactions include one or more dozens of doughnuts and the vast majority of products we sell in our shops are consumed elsewhere. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time.

     We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, high unemployment, low consumer confidence, tightened credit and other factors have taken their toll on consumers and their ability to increase spending, resulting in fewer visits to restaurants and related dollar growth. As a result, QSR sales may continue to be adversely impacted by the weak economic environment or by sharp increases in commodity or energy prices. We believe increased prices of agricultural products and energy are more likely to significantly affect our business than are economic conditions generally, because we believe our products are affordable indulgences that appeal to consumers in all economic environments.

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

     In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, and foodservice and institutional accounts. Our wholesale competitors include makers of doughnuts and snacks sold through all of these wholesale channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend moving towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, we compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Little Debbie, Hostess and Sara Lee, as well as regional brands.

     The Company uses industry data purchased from third-party vendors to track doughnut category sales by distribution channel. Industry data indicate that during fiscal 2014, doughnut industry sales rose approximately 3.9% year-over-year in grocery stores and declined approximately 5.9% in convenience stores. During that same time Krispy Kreme’s market share grew 0.1% and 1.8% in those channels, respectively.

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

Sharing and Connection. Krispy Kreme doughnuts are a popular choice for sharing with friends, family, co-workers and fellow students. Consumer research shows the majority of purchases at our domestic shops are for sharing occasions and in Company shops, approximately 55% of retail transactions are for sales of one or more dozen doughnuts. The strength of our brand in shared-use occasions transcends international borders. Sales of dozens comprise a significant portion of shop sales transactions around the world, and the sharing concept is an integral part of our global marketing approach.

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

Heritage. For over 76 years, Krispy Kreme has been known for producing one-of-a-kind doughnuts. Our consumer research indicates this heritage and consistency are important parts of the brand’s imagery with our guests. Icons of Krispy Kreme’s heritage include paper hats, historical road signs and our “bowtie” logo.

Strategic Initiatives

     We have developed a number of strategic initiatives designed to foster the Company’s growth and improve its profitability. The major initiatives to which we are devoting our efforts are discussed below.

   Continued Refinement of Domestic Small Shop Formats To Drive Sales and Profitability

     We are continuing to refine our domestic store operating model to focus on small retail shops, including both new small-format factory shops that manufacture doughnuts but have a smaller footprint and have less production capacity than our traditional factory stores, and satellite shops to which we supply doughnuts from a nearby factory store in a hub and spoke distribution model. The objectives of the small retail shop model are, among other things:

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

     We intend to focus development of Company shops primarily in the southeast in order to achieve economies of scale and minimize the geographic span of our Company store operations, and to develop most other domestic markets through franchising. We view continued successful development and demonstration of the small shop economic model, particularly the smaller footprint factory store format, as critical to attracting ongoing franchisee investment in the United States. Most of our international franchisees utilize hub and spoke models, and there currently are 449 satellite locations in operation in 19 foreign countries, which represent 78% of all international franchise shops. While the factory store model predominates in the United States, we believe the hub and spoke model is a useful tool to capitalize on excess production capacity at large traditional factory stores in certain markets, and may also be a useful tool in developing high population density urban markets domestically.

     Prior to fiscal 2014, most of our new shops were hot shop satellites in end-cap locations, all but one with a drive-thru window, with doughnuts supplied twice daily by nearby traditional factory shops using our hub and spoke distribution system. Late in fiscal 2013 and in fiscal 2014, we shifted our development focus toward new, small format factory shops in free-standing locations.

     We opened four new small shops in fiscal 2013, all of which were factory shops smaller than our traditional factory stores. Two of these shops were end-cap spaces in multi-tenant buildings and two were free-standing factory shops, one of which was a second-generation site. The average size is approximately 2,600 square feet, and each is equipped with a drive-thru window. In fiscal 2014, we opened an additional six new small format, free-standing factory shops. In fiscal 2015, we plan to open from 10 to 15 of these new free-standing, small format factory shops. The size of these new shops is substantially smaller than that of our traditional factory shops, which typically range in size from 2,800 to 5,500 square feet, and which often serve both retail and wholesale customers. Unlike our traditional factory shops, these new small shops serve retail customers only, and do not engage in wholesale distribution.

     In most of the markets in which we plan to develop additional Company shops, we expect to build primarily small factory shops, although we may open additional satellite shops supplied using the hub and spoke model as in-fill locations in certain markets. Continued successful development of small factory shop economic models could allow us to locate shops in smaller population towns and areas than has traditionally been possible, which could significantly increase the potential number of Company and franchise stores nationwide. Our goal is to develop a suite of shop designs of varying sizes and production capacities to enable us to develop markets of various sizes and population densities.

   Enhancing Our Focus on Shop Operations

     In recent years, we have been working to improve our shop operating margins by improving our operating methods; redesigning certain elements of our doughnut-making equipment to reduce waste; creating and deploying management tools, including labor cost and food cost management tools; enhancing our hospitality and service standards; and continuously training our people on new methods and standards. We believe we have opportunities to continue to improve our shop operating methods, procedures and techniques. Our goal is to drive same store sales and operate our shops more efficiently through a focus on operating excellence and world class guest experience. We evaluate guest experiences using several tools, including regular mystery shop visits, external brand perception research and direct consumer response measurements. These allow us to track guest experiences compared to perceptions and expectations, identify competitive strengths, and track our progress on a shop-by-shop basis.

   Improving the Efficiency, Effectiveness and Breadth of Wholesale Distribution

     Because of consumers’ awareness of and affection for Krispy Kreme, we believe the Krispy Kreme brand should be represented in the wholesale distribution channel. Approximately half of our Company shops’ revenues are derived from sales to grocers, mass merchants, convenience stores and other wholesale customers. We believe there is greater elasticity of consumer demand for products offered through these channels than in our Company shops, which may make it more difficult to recover input cost increases through higher prices. In addition, we have substantial product returns stemming from our stringent freshness standards and the relatively short shelf-life of our signature yeast-raised doughnuts. Nevertheless, we believe there are benefits to distributing our product through this important channel. Among other things, wholesale sales allow us to provide Krispy Kreme branded products to consumers that may not have convenient access to a retail shop and to leverage our existing production capacity in certain markets. In addition, manufacturing doughnuts for wholesale distribution within our retail shops enables us to offer hot doughnuts and illuminate the Hot Light® during certain hours in which we otherwise would be unable to offer the Krispy Kreme hot doughnut experience to on-premises customers. Wholesale distribution generates demand for doughnut mixes, which facilitates manufacturing efficiencies at KK Supply Chain resulting in lower production costs and increased purchasing power due to higher raw materials purchasing volume. We are continuing work to broaden our product line to increase consumer value by offering a variety of products with longer shelf-lives than our traditional doughnuts and, over time, we expect our wholesale product line to become increasingly differentiated from the products offered in our shops. We also are continuing to focus our customer development efforts on attracting retailers we believe will generate weekly sales per door greater than our systemwide average, continuing to modernize our delivery fleet, and investing in technology to lower the cost of distributing our products through wholesale channels.

   Driving Revenues By Enhancing Beverage Offerings and Deploying New Products

     Sales of doughnuts comprise approximately 88% of our domestic retail sales. In addition to improving consumer convenience by expanding the number of Krispy Kreme shops, we plan to continue development and deployment of a brand-relevant range of menu offerings to give consumers more reasons to visit Krispy Kreme shops more often and to improve our sales. These include limited time offerings, leveraged doughnut varieties, enhanced beverage offerings and other products that are complementary to the Krispy Kreme brand and experience. While we may enhance Krispy Kreme’s menu choices beyond doughnuts, our consumer research indicates there is substantial untapped consumer demand for more doughnuts. Our short-term menu plans will focus on maximizing doughnut sales with existing and new doughnut varieties across more dayparts and use occasions. In addition, we are working to develop products that could meet the dietary needs of certain segments of customers, for example, customers who require a gluten-free diet.

     Throughout the world, we continue to work with our franchisees to broaden their menu offerings and offer exciting, new products within our existing platforms. New product innovation is a key part of our global marketing strategy. Our team strives to enhance our product offerings by introducing new beverages, doughnuts and complementary items that take advantage of global, regional and local taste trends. Our beverage offerings in most international markets are similar to our domestic offerings, and include a broad range of hot and iced espresso drinks, teas, chocolate drinks, and our frozen Krispy Kreme Chillers® line – localized to meet important customer taste profiles. Our Krispy Kreme Baked Creations® line of baked goods, available in the Philippines, Korea, Indonesia, Saudi Arabia and Turkey, complements our signature doughnuts and beverages and provides our customers with a range of products that meet additional day part needs. Internationally, we plan to expand our offerings of savory baked goods as well as further enhance our beverage lineup. Importantly, we continue to focus on innovation within our core range of doughnuts and have introduced innovations internationally such as chocolate glaze and chocolate dough, whole wheat dough, minis, doughnut pops and doughnut holes. On occasion, we have created doughnut varieties that leverage co-promotional relationships, including with international chocolate brands, movies and branded toys.

   Investing for Growth in the Domestic Franchise System

     In fiscal 2014, we reengaged in marketing Krispy Kreme franchises domestically, including committing additional resources to domestic franchise recruitment. Our Vice President of Domestic Franchise Development, a new role, leads our U.S. franchise expansion efforts, focusing on recruiting, selecting and developing new domestic franchisees.

     We believe the ongoing development and refinement of the small factory shop model is critical to continued acceleration of domestic franchise growth. We also expect the satellite shop concepts developed in recent years to play a role in domestic franchise growth, particularly in urban markets. See “Continued Refinement of Domestic Small Shop Formats To Drive Sales and Profitability,” above. It is our goal to increase the total domestic store count, both Company and franchise, to 400 shops by January 2017.

   Building On Our Success Internationally

     Our international franchisees’ expansion in recent years has been outstanding, with international stores growing from 123 to 574 and from 31% of our total store count to 69% since fiscal 2007. We have been devoting additional resources, principally people, to supporting the growth of our international franchisees, and we expect to devote even more resources to supporting international franchisees in fiscal 2015. Krispy Kreme is now represented in 23 countries outside the United States, and we believe the international growth potential in the coming years is substantial. It is our goal to increase the number of international shops to 900 by January 2017.

   Enhancing Franchisee Support

     We are committed to devoting additional resources and providing an even higher level of support to both our domestic and international franchisees. Staffing is expected to increase in both the Domestic and International Franchise segments to support franchise operations. New and refined management tools have been developed, tested and deployed in both franchise segments, including operations and training manuals; individual training manuals for specific positions within our shops, such as retail, processing, production and shift management; brand standards manuals; food and labor cost management tools; loss prevention tools; and shop design manuals. Krispy Kreme University, our training operation, is available to franchisee assistant managers and general managers, and our International Franchise personnel also provide training to franchisees around the world.

   Continuing to Invest in Research and Development

     In recent years, we have devoted resources to research and development to improve our products and our doughnut production methods and equipment, and we expect a continued commitment to research and development in coming years. We seek to enhance automation of our doughnut production processes to make it simpler to execute and to achieve greater product consistency and reduce costs; to reduce the size of our doughnut making equipment to enable construction of factory stores in smaller retail spaces to improve shop economics; and to improve the efficiency of our production process and reduce ingredient costs. Another objective is to improve the shelf life of our products, particularly our yeast-raised doughnuts, in order to improve the consumer experience with products purchased in the wholesale distribution channel and to reduce the cost of product returns.

   Increasing Our Investments in Technology

     We are increasing our investments in technology to support our business. In fiscal 2012, we purchased new point-of-sale hardware for all our Company shops and established a new standard hardware configuration for Company and domestic franchisee locations. In fiscal 2013, we tested new front-of-house and back-of-house point-of-sale (“POS”) software to more effectively support our business through improved cash controls, enhanced sales visibility and centralized data management. In fiscal 2014, we deployed the new POS software to Company shops, and began deployment to certain domestic franchise shops. In fiscal 2015, we plan to begin design and testing of a new customer engagement platform integrated with the POS. We expect this platform to be not just a “loyalty program,” but rather to become the central hub of all our guest engagement, including hospitality, marketing and communication.

     In fiscal 2013, we completed deployment of new handheld software and devices to support the commissioned sales force serving our wholesale customers. Prior to fiscal 2012, only about one-third of our sales force utilized handheld technology. Among the improvements we expect to achieve, over time, from this new technology are the elimination of substantially all paper from the customer delivery documentation process; further reduction of paper invoicing; a reduction in the amount of time spent in customer aisles performing administrative delivery tasks; elimination of back-of-house data keying; adding GPS functionality for route optimization and monitoring; and improved sales management tools to reduce product returns while maintaining or increasing sales volume. Handheld technology also enables us to more effectively enter into scan-based sales arrangements with wholesales customers, which we expect will enable us to better serve those customers, to have greater visibility to consumer demand, and to streamline and make more efficient our route sales system.

     In fiscal 2014, we began the initial phase of implementing a new enterprise resource planning system to replace outdated 1990s technology and provide a scalable platform to effectively support expected continued growth of the business. We expect to complete the initial phase of the implementation in fiscal 2015, and implement additional ERP system functionality in later years, including design and deployment of new production planning and cost systems, and development of improved business intelligence systems to support decision-making throughout the organization.

Company Stores Business Segment

     Our Company Stores segment is comprised of the operations of our Company-owned stores. Of our 95 Company shops in operation as of February 2, 2014, 57 sell doughnuts and complementary products exclusively through the on-premises distribution channel. An additional 31 shops sell products through both on-premises and wholesale channels, and seven commissaries serve wholesale customers exclusively.

     We expect substantially all our new shop development to focus on retail-only shops because they are less costly to build and simpler to operate than are shops which serve both on-premises and wholesale customers, and their retail-only nature enables our team members to focus more effectively on providing outstanding consumer experiences. We also are working on development of potential commissary production facilities that would be smaller in size than our large traditional commissaries and would provide production capabilities more closely situated to our customers to enable us to better serve the important wholesale distribution channel.

     Expenses for this business segment include cost of goods sold; store level operating expenses; segment general, administrative and management expenses; certain marketing costs; and an allocation of shared corporate costs estimated to be directly attributable to the segment’s operations, including accounting, internal audit, human resources, risk management, information technology, and training expenses.

   Products

     Doughnuts and Related Products. We currently make and sell a wide variety of high-quality doughnuts, including our signature Original Glazed® doughnut. Our shops typically offer 16 or more doughnut varieties, including eight varieties that are offered at all our Krispy Kreme shops and up to four limited time doughnut offerings, with the balance of the assortment selected by the shop manager from our more than 12 other standard doughnut varieties. Most of our doughnuts, including our Original Glazed® doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. We have become known for seasonal doughnuts that come in a variety of non-traditional shapes, including hearts, pumpkins, footballs, eggs and snowmen, and which often feature complementary icings and fillings. We also offer other doughnut varieties on a limited time basis to provide a changing variety of new and innovative doughnut menu offerings to consumers, and to promote continuous excitement about our products among our team members. Sales of doughnuts comprise approximately 88% of total retail sales, with the balance comprised principally of beverage sales.

     Many of the doughnut varieties we offer in our doughnut shops are also distributed through wholesale channels. In addition, we offer a number of products exclusively through wholesale channels, including honeybuns, fruit pies, mini-crullers and chocolate products, generally packaged as individually wrapped snacks or packaged in snack bags. We also have introduced products in non-traditional packaging for distribution through grocery stores, mass merchants and convenience stores. Sales of yeast-raised doughnuts comprise approximately 75% of total wholesale sales, with cake doughnuts and all other product offerings comprising approximately 25% of total wholesale sales.

     The cost of doughnut mixes, shortening, sugar and packaging are the four most significant component costs of our doughnut products, comprising approximately 11%, 5%, 6% and 7%, respectively, of Company Stores’ sales, respectively, in fiscal 2014.

     Complementary products. We continue to develop and leverage complementary products to meet consumer needs for convenience, regional taste preference and variety. Beverages play a large role in providing convenience and satisfaction for our guests, including coffee, which has been part of the brand for many decades. We have a complete beverage program which includes drip coffees, iced coffees, both coffee-based and non-coffee-based frozen drinks, juices, milks, water, frozen/blended beverages and packaged and fountain beverages. We are continuing to refine our beverage offerings, including specialty espresso, cappuccino and hot chocolate drinks, and rolled out three new drip coffee blends in fiscal 2012. Many markets and shops introduced new espresso beverages in fiscal 2013, and promotional activities include beverage and doughnut combos when appropriate.

   Shop Formats

     As of February 2, 2014, 88 of our 95 shops serve on-premises consumers; another seven stores are commissaries that produce doughnuts solely for wholesale distribution. Of the 88 shops that serve on-premises consumers, 69 are factory shops that have full doughnut-making production lines, while 19 shops are satellites that serve fresh doughnuts supplied twice-daily by a nearby factory shop. All but one of the satellites offer the Krispy Kreme hot doughnut experience to consumers.

     The following description of company shop formats is also generally applicable to our domestic and international franchise shop formats, although international markets generally do not use the large traditional factory shop format because most international markets serve only the on-premises distribution channel and therefore do not require the additional space required to support wholesale distribution. All our international shops are operated by franchisees, very few of which are engaged in wholesale distribution.

     When the production lines at our factory shops are producing our Original Glazed® doughnut, we illuminate our Hot Krispy Kreme Original Glazed Now® sign, which is a signal to consumers that our hot Original Glazed® doughnuts are being served.

     Our high volume dayparts are mornings and early evenings. The breakdown of our sales by daypart is approximately as follows (hours between 11:00 p.m. and 6:00 a.m. have been omitted because very few of our shops are open to the public during these hours):

Hours	Percentage of Retail Sales
6 a.m. – 11 a.m.	35%
11 a.m. – 2 p.m.	13%
2 p.m. – 6 p.m.	21%
6 p.m. – 11 p.m.	28%

     The ability to accommodate a drive-thru window is an important characteristic in most domestic shop locations, because our shops most often are situated in suburban locations that are accessed by consumers using vehicles. Of our 88 shops which serve on-premises customers, 83 have drive-thrus, and drive-thru sales comprise approximately 48% of these shops’ retail sales. At some of the shops which produce doughnuts 24 hours per day, we are experimenting with continuous drive-thru operation.

     Over time, as the Company begins to develop shops in more urban, pedestrian-rich environments in the United States, smaller satellite locations may become more common because of the lower size requirements may be attractive in urban markets in which the per square foot cost of real estate is greater than suburban locations. Our international franchisees tend to operate in those urban environments and, accordingly, international franchise shops tend to be smaller than their domestic counterparts, and satellite locations are more common than factory shops.

     Our domestic consumer demographics are very much in line with the general population in which we do business. Our consumer research also indicates that consumers give us permission to leverage our brand into a variety of complementary products, so long as the quality of those products is consistent with the very high quality consumers attribute to our Original Glazed® doughnut.

     - Factory Shops

     Traditional Factory Stores. Historically, the Krispy Kreme business was centered around large facilities which operated both as quick service restaurants and as consumer packaged goods distributors, with doughnut-making production lines and related doughnut finishing and storage space sufficient to support production for both distribution channels. The operation of these traditional factory stores tends to be complex, and their relatively high initial investment and relatively high fixed costs resulted in relatively high breakeven points.

     Traditional factory stores generally are located in freestanding suburban locations generally ranging in size from approximately 2,800 to 5,500 square feet, and typically have the equipment which can produce from 150 to 600 dozen doughnuts per hour. The relatively larger factory stores often sell doughnuts and complementary products to both on-premises and wholesale customers, with the allocation between such channels dependent on the stores’ capacities and the characteristics of the markets in which the stores operate; some of these shops have equipment that can produce 600 dozen doughnuts per hour or have more than one production line. Relatively smaller traditional factory stores, which typically have less production capacity, serve only on-premises customers.

     The factory store category also includes seven commissaries, five of which have multiple production lines. These production lines often have equipment capable of producing 600 or 1,000 dozen doughnuts per hour. The commissaries typically serve wholesale customers exclusively, although some commissaries produce certain products (typically longer shelf-life products such as honeybuns) that are shipped to other factory stores where they are distributed to wholesale customers together with products manufactured at the receiving shop.

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

     Small Factory Stores. We have been developing smaller factory shops to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores that are more convenient to our customers, reducing the initial shop investment, reducing our per store fixed costs, lowering breakeven points and, most importantly, enabling us to focus exclusively on the consumer experience for our retail customers. Our initial development of small factory shops focused on end-cap locations rather than free-standing shops because end-cap locations typically are less costly than free-standing shops.

     In fiscal 2013, we opened two small factory shops in end-cap locations, as well as our first new small free-standing factory shop. We also opened a second small free-standing factory shop in a building previously occupied by another restaurant concept. These small factory shops typically occupy from approximately 2,300 to 2,700 square feet. In fiscal 2014, we opened an additional six of these new free-standing shops in greenfield locations. In addition, we opened a new format free-standing shop on a parcel we have occupied for many years to replace an older format shop, and converted a hot shop satellite location to a small factory by installing new doughnut-making equipment.

     While the cost of a free-standing shop is greater than a similar shop in an end-cap space in a multi-tenant building, we believe that the anticipated higher average weekly sales volume from the free-standing shop will more than offset the higher initial investment.

     Each of these small factories contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. We view the small factory format as a more cost-effective means to offer the Krispy Kreme experience to consumers than our traditional large factory stores. Due to their lower cost, we believe these small format factory shops will enable us to deliver the Krispy Kreme Doughnut Theater® experience to consumers in relatively smaller geographic markets than we currently serve because the small shops typically have lower breakeven points than our large traditional shops.

     Our small factory stores generally have the capacity to produce 110 dozen doughnuts per hour.

     The following table summarizes our current inventory of small factory shops:

Fiscal	Number of Company Stores
Year	Format		Average
Opened	End-Cap	Free-standing	Square Footage	Drive-thrus
2004	1	-	2,000	Yes
2010	1	-	2,500	Yes
2013	2	2	2,600	Yes
2014	-	8	2,500	Yes
Shops in operation at February 2, 2014	4	10

     We expect to open a minimum of ten new Company small factory shops in fiscal 2015, all of which we expect to be free-standing.

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

     - Satellite Shops

     In addition to small factory shops, we have developed three varieties of satellite stores that serve fresh doughnuts delivered twice daily from a nearby factory store or, principally in international markets, from a central commissary production facility. Like small factory shops, satellite shops serve only on-premises customers and are smaller than traditional factory stores, but do not contain a doughnut-making production line.

     Domestic satellite stores consist of the hot shop and fresh shop formats and, internationally include the kiosk format. Hot shops and fresh shops typically range in size from approximately 1,800 to 2,400 square feet (exclusive of larger factory stores that have been converted to satellites). In each of these formats, the Company sells doughnuts, beverages and complementary products, with the doughnuts supplied by a nearby traditional factory store or a commissary.

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

     Hot shops and fresh shops typically are located in shopping centers, malls and other retail-oriented locations. Domestically, end cap spaces that can accommodate drive-thru windows are particularly desirable. Kiosks typically are located in high pedestrian traffic venues, such are airports and train stations and transportation malls. We view the satellite formats as ways to achieve market penetration and greater consumer convenience in a variety of market sizes and settings.

     Our international franchisees pioneered the development of the satellite small shop formats and the hub and spoke distribution system that supplies them. Most of our international franchisees use a hub and spoke distribution model; 78% of Krispy Kreme shops outside the United States are satellite shops, with the fresh shop being the predominant format.

     The following table sets forth the type and locations of Company stores as of February 2, 2014.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	5	-	-	5
Georgia	9	4	-	13
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	10	3	-	13
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	76	18	1	95

     Changes in the number of Company stores during the past three fiscal years are summarized in the following table.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
January 30, 2011	69	15	1	85
Opened	2	5	-	7
Closed	-	-	-	-
Change in store type	1	(1)	-	-
January 29, 2012	72	19	1	92
Opened	4	-	-	4
Closed	(1)	-	-	(1)
Transferred from Domestic Franchise	1	1	-	2
February 3, 2013	76	20	1	97
Opened	6	-	-	6
Closed	(1)	(1)	-	(2)
Change in store type	1	(1)	-	-
Transferred to Domestic Franchise	(6)	-	-	(6)
February 2, 2014	76	18	1	95

   Wholesale Distribution

     Sales to wholesale customers accounted for over half of fiscal 2014 revenues in the Company Stores segment. Of the 95 stores operated by the Company as of February 2, 2014, 38 serve the wholesale distribution channel, including seven commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from six to 15 doughnuts. In addition, we offer in the wholesale distribution channel a number of doughnuts and complementary products that we do not offer in our shops, including honeybuns, mini-crullers, fruit pies and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases that also contain branded packaging for loose doughnut sales. The Company intends to introduce additional new products in fiscal 2015 to expand the breadth of product offerings to consumers who purchase Krispy Kreme products from grocers, mass merchants and convenience stores.

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

     In recent years, the Company has reemphasized marketing of new and existing longer shelf-life products, including products made by third parties, and has developed order management systems to more closely match display quantities and assortments with consumer demand and reduce the amount of unsold product. The goals of these efforts are to increase the average weekly sales derived from each wholesale distribution point and minimize spoilage. In addition, where possible, the Company has eliminated relatively lower sales volume distribution points and consolidated routes in order to reduce delivery costs and increase the average revenue per distribution point and the average revenue per mile driven.

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

     Quality standards and customer service. We encourage our team members to be courteous, helpful, knowledgeable and attentive. We emphasize the importance of performance by linking a portion of both a Company shop manager’s and assistant manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, regular mystery shop visits and a toll-free consumer telephone number. In addition, our customer experience department handles customer comments and conducts routine satisfaction surveys of our on-premises customers.

     Management and staffing. Responsibility for our Company Stores segment is jointly vested in two senior vice presidents who report to our chief executive officer. Our Senior Vice President of U.S. Franchises and Company Stores focuses on operations at retail-only shops and on both the doughnut production and QSR elements of our stores that serve both on-premises and wholesale customers. In addition, this officer also is responsible for our domestic franchise operations. The Vice President of Company Stores Operations reports to this Senior Vice President, and is supported by two regional directors, as well as market managers in each geographic region and to whom shop general managers report. Our Senior Vice President of Wholesale Operations is responsible for wholesale distribution at all retail locations that also serve wholesale customers, and for operation of our seven commissaries. The Wholesale Operations management structure consists principally of a vice president of commissary operations who supervises the operations of our seven commissaries through managers at these locations, and a sales organization led by a vice president and consisting of national and regional wholesale sales managers who deal with larger customers and in-store sales personnel responsible for managing sales and deliveries to individual customer locations. We communicate frequently with all store managers and wholesale sales managers and their staffs using shop audits, weekly communications by telephone or e-mail and both scheduled and surprise shop visits.

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

     We currently operate Company stores in 18 states and the District of Columbia. Over time, we may consider refranchising certain of our stores in markets outside our traditional base in the southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years. Of the 95 stores operated by the Company as of February 2, 2014, approximately 15 stores having fiscal 2014 sales of approximately $48 million are candidates for refranchising at the appropriate time. In February 2013, the Company refranchised three locations in Kansas and Missouri, after closing a fourth store in the market in January 2013 in anticipation of the transaction. These four stores had total sales in fiscal 2013 of approximately $9 million. In July 2013, the Company refranchised its three stores in Dallas, Texas and entered into a development agreement with the new franchisee for 15 additional stores in the Dallas market. The three Dallas shops had annual sales of approximately $7 million in fiscal 2013.

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

     The store formats used by domestic franchisees are very similar to those used by the Company. All domestic franchisees sell products to on-premises customers, and most, but not all, also sell products to wholesale customers. Sales to wholesale customers generally constitute a smaller percentage of a domestic franchisee’s total sales than do the Company’s sales to wholesale customers. The Company’s relatively higher percentage of wholesale sales reflects, among other things, the fact that the Company’s KK Supply Chain segment earns a profit on sales of doughnut mixes, other ingredients and supplies that are used by the Company Stores segment to produce products for wholesale customers, which gives the Company a cost advantage not enjoyed by franchisees in serving this relatively lower profit margin distribution channel. Sales to wholesale customers comprised approximately 23% of domestic franchisees’ total sales in fiscal 2014.

     Domestic franchise stores include stores that we historically have referred to as associate stores and area developer stores, as well as franchisee stores that have opened since the beginning of calendar 2008. The rights of our franchisees to build new stores and to use the Krispy Kreme trademarks and related marks vary by franchisee type and are discussed below.

  Associates. Associate franchisees are located principally in the Southeast, and their stores have attributes that are similar to Company stores located in the Southeast. Associates typically have many years of experience operating Krispy Kreme stores and selling Krispy Kreme branded products in both the retail and wholesale distribution channels in defined territories. This group of franchisees generally concentrates on growing sales within the current base of stores rather than developing new stores. Under their associate license agreements, associates generally have the exclusive right to open new stores in their geographic territories, but they are not obligated to develop additional stores. We cannot grant new franchises within an associate’s territory during the term of the license agreement. Further, we generally cannot sell within an associate’s territory any Krispy Kreme branded products, without the associate franchisee’s permission because we have granted those exclusive rights to the franchisee for the term of the license agreement. All of the Company’s associate franchisees have consented to the sale of Krispy Kreme branded coffee beverages by third party licensees within their territories.

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

  Of the approximately $318 million of sales by domestic franchisees in fiscal 2014, approximately $84 million, or 26%, was made by franchisees subject to the foregoing royalty structure. The aggregate royalty revenue recognized by the Company on such sales was approximately $1.9 million.

  Area developers. In the mid-1990s, we franchised territories in the United States, usually defined by metropolitan statistical areas, pursuant to area development agreements. These development agreements established the number of stores to be developed in an area, and the related franchise agreements governed the operation of each store. Most of these area development agreements have expired, been terminated or renewed with territorial and store-count (build out) modifications. We have entered into new franchise agreements with the Area Developers as described below under “Recent Franchisees.” These new agreements generally are smaller in geographic scope than in the 1990s Area Developer agreements. Under their franchise agreements, area developers generally have the exclusive right to sell Krispy Kreme branded products within a one-mile radius of their stores and in wholesale accounts that they have serviced in the last 12 months.

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

  Of the approximately $318 million of sales by domestic franchisees in fiscal 2014, approximately $234 million, or 74%, was made by franchisees subject to the Area Developer royalty structure. The aggregate royalty revenue recognized by the Company on such sales was approximately $9.0 million.

  Recent domestic development agreements generally provide for the payment of one-time initial development and franchise fees ranging from $25,000 to $50,000 per store.

  As of February 2, 2014, we had an equity interest in two of the domestic area developers. See Note 8 to the consolidated financial statements appearing elsewhere herein for additional information on our franchisee investments. We do not currently expect to own equity interests in any future franchisees.

  Recent franchisees. Since fiscal 2009, the Company has signed several new franchise agreements. All of these new franchise agreements are of the kind described under “Area Developers,” above. These agreements included renewal agreements resulting from contract expirations, agreements for new stores with existing franchisees and agreements with new franchisees who acquired existing Krispy Kreme franchise and Company shops. In addition, several agreements arose from the conveyance of Company markets to franchisees. Some of the recent franchisees have signed development agreements, which require the franchisee to build a specified number of stores in an exclusive geography within a specified time period, usually five years or less. The franchise agreements with this group of franchisees have a 15-year term, are renewable provided the franchisee meets specified criteria, and generally do not contemplate engaging in wholesale distribution. Additionally, these franchise agreements generally allow the Company to sell Krispy Kreme branded products in close geographic proximity to the franchisees’ stores. These franchise agreements and development agreements are used for all new franchisees and, in general, for the renewal of older franchise agreements and associate license agreements. We are charging recent franchisees the same royalty and Brand Fund rates as those charged to Area Developer franchisees.

     As of February 2, 2014, the Company’s approximately 40 domestic franchisees operated a total of 159 stores. Approximately 80% of these franchisees operate five or fewer shops, approximately 10% operate between six and ten shops, and approximately 10% operate more than ten shops.

     The types and locations of domestic franchise stores as of February 2, 2014 are summarized in the following table.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	2	4	-	6
Arkansas	2	-	-	2
California	15	8	3	26
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	1	2
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	11	2	-	13
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	1	2
	107	37	15	159

     The Company has equity interests in two domestic franchisees operating stores in Washington, Oregon, Hawaii and South Florida, as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its domestic franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments, by state, as of February 2, 2014:

		Development
	Future	Agreement
	Store	Expiration
State	Commitments	(Fiscal Year)
Alaska	4	2017
Arizona	3	2017
California	27	2021
Colorado	13	2018
Florida	8	2020
Metro Philadelphia	17	2018
New Mexico	2	2015
Texas	28	2019
	102

     Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the following table.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
January 30, 2011	102	17	25	144
Opened	4	9	1	14
Closed	(4)	(1)	(11)	(16)
January 29, 2012	102	25	15	142
Opened	3	6	-	9
Closed	(5)	(1)	(1)	(7)
Transferred to Company Stores	(1)	(1)	-	(2)
February 3, 2013	99	29	14	142
Opened	2	8	1	11
Closed	-	-	-	-
Transferred from Company Stores	6	-	-	6
February 2, 2014	107	37	15	159

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

International Franchise Business Segment

     The International Franchise segment consists of the Company’s international store franchise operations. The franchise agreements with international area developers typically provide for the payment of royalties of 6.0% of all sales, contributions to the Brand Fund of 0.25% of sales and one-time development and franchise fees generally ranging from $20,000 to $50,000 per store. Direct operating expenses for this business segment include costs incurred to recruit new international franchisees, to assist with international store openings, to assist in the development of marketing and promotional programs, to assist in the development of operational tools and store designs, and to monitor and aid in the performance of international franchise stores, as well as direct general and administrative expenses and allocated corporate costs.

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

     Markets outside the United States have been a significant source of growth, and we plan to continue that growth exclusively by franchising. In the past three years, we have focused our international development efforts primarily on opportunities in markets in Asia, the Middle East and Central and South America. In fiscal 2013, we signed new international franchise agreements with franchisees in Moscow, India and Singapore, and in fiscal 2014 we signed new development agreements for shops in Colombia and Guangdong, China.

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

     The types and locations of international franchise stores as of February 2, 2014 are summarized in the following table.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Dominican Republic	2011	1	-	2	-	3
India	2013	3	-	4	2	9
Indonesia	2007	1	-	6	8	15
Japan	2007	16	-	32	2	50
Kuwait	2007	1	-	6	6	13
Lebanon	2009	1	-	1	-	2
Malaysia	2010	2	-	2	6	10
Mexico	2004	9	1	37	62	109
Philippines	2007	7	3	30	7	47
Puerto Rico	2009	6	-	-	-	6
Qatar	2008	2	-	-	-	2
Russia	2014	2	-	1	-	3
Saudi Arabia	2008	10	-	66	19	95
Singapore	2014	2	-	-	-	2
South Korea	2005	31	-	49	-	80
Taiwan	2014	2	-	-	-	2
Thailand	2011	3	2	2	5	12
Turkey	2010	1	-	12	9	22
United Arab Emirates	2008	2	-	8	4	14
United Kingdom	2004	13	2	29	8	52
		125	9	296	144	574

     The Company has an equity interest in the franchisee operating a store in Western Canada. The Company currently does not expect to own equity interests in franchisees in the future.

     The Company has development agreements with certain of its international franchisees pursuant to which the franchisees are contractually obligated to open additional Krispy Kreme stores. The following table sets forth those commitments as of February 2, 2014:

		Development
	Future	Agreement
	Store	Expiration
Country	Commitments	(Fiscal Year)
Australia	15	2019
China	23	2019
Colombia	25	2019
Dominican Republic	11	2015
India	107	2018
Japan	63	2017
Mexico	16	2019
Russia	32	2018
Singapore	14	2018
South Korea	48	2018
Taiwan	8	2019
Thailand	9	2015
Turkey	13	2017
United Kingdom	25	2018
	409

     Changes in the number of international franchise stores during the past three fiscal years are summarized in the following table.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
January 30, 2011	106	11	222	78	417
Opened	17	3	38	18	76
Closed	(5)	-	(17)	(11)	(33)
Change in store type	-	(3)	(17)	20	-
January 29, 2012	118	11	226	105	460
Opened	10	-	63	25	98
Closed	(7)	(1)	(26)	(15)	(49)
Change in store type	(1)	(1)	(6)	8	-
February 3, 2013	120	9	257	123	509
Opened	15	-	53	28	96
Closed	(8)	-	(17)	(6)	(31)
Change in store type	(2)	-	3	(1)	-
February 2, 2014	125	9	296	144	574

KK Supply Chain Business Segment

     The Company operates an integrated supply chain to help maintain the consistency and quality of products throughout the Krispy Kreme system. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase.

     The Company manufactures doughnut mixes at its facility in Winston-Salem, North Carolina. The Company also manufactures doughnut mix concentrates, which are blended with flour and other ingredients by contract mix manufacturers to produce finished doughnut mix. The Company has an agreement with an independent food company to manufacture certain doughnut mixes using concentrate for domestic regions outside the southeastern United States and to provide backup production capability in the event of a business disruption at the Winston-Salem facility. The Company is working to secure additional backup production facilities in fiscal 2015.

     The Company utilizes contract mix manufacturers in multiple countries to produce doughnut mixes from one or more concentrate varieties manufactured by the Company, but sourcing other mix ingredients locally. The concentrate production models are used to reduce the substantial international transportation costs associated with shipping finished mixes, to minimize foreign import taxes, and to help protect the Company’s intellectual property.

     The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In addition, through KK Supply Chain, the Company utilizes volume-buying power, which the Company believes helps lower the cost of supplies to stores and enhances profitability. In fiscal 2012, the Company entered into an agreement with an independent distributor to distribute products to Company and franchise stores in the eastern portion of the United States, as well as to handle the export of products to the 23 foreign countries in which the Company’s international franchisees operate. The Company has subcontracted with another independent distributor since 2008 to distribute products to domestic stores in the western portion of the country. Implementation of the eastern U.S. outsourcing resulted in all of KK Supply Chain’s distribution operations being handled by contract distributors. The Company believes that moving to a 100% outsourced model has enabled the Company and its franchisees to benefit from the operating scale of the independent distributors and, in the case of outsourcing of all export functions, to minimize the compliance and other risks associated with exporting to a large number of countries with diverse import regulations and procedures.

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

Revenues by Geographic Region

     Set forth below is a table presenting our revenues by geographic region for fiscal 2014, 2013 and 2012. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which the Company’s products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived. Please note that fiscal 2013 contained 53 weeks.

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Revenues by geographic region:
United States	$412,743	$391,835	$361,653
Other North America	10,000	9,184	8,559
Asia/Pacific	25,460	22,384	19,964
Middle East	5,257	6,687	7,835
Europe	6,871	5,753	5,206
Total revenues	$460,331	$435,843	$403,217

Marketing

     Krispy Kreme’s approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. Our chief marketing officer has extensive experience in the QSR business, and leads our marketing programs on a global basis.

   Domestic

     To build our brand and drive our sales in a manner aligned with our brand values, we will focus our domestic marketing activities in the following areas:

     Shop Experience. Our factory stores are where most guests first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed Now® sign in the shop window is illuminated, they can enjoy a hot Original Glazed® doughnut. We believe this experience begins our relationship with our guests and forms the foundation of the Krispy Kreme experience.

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

  Fundraising programs designed to assist local charitable organizations in raising money for their non-profit causes which the Company estimates this helped organizations raise over $30 million during fiscal 2014; and

  Digital, social, viral and interactive efforts including the use of social media such as Facebook and Twitter to communicate product and promotional activity, new shop openings and local relationship marketing programs. We currently have over 4.7 million fans on Facebook.

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

   Brand Fund

     We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.25% of their sales, respectively, to the Brand Funds. Company stores contribute to the Brand Fund on the same basis as domestic area developers, as do some associate franchisees. Proceeds from the Brand Funds are utilized to develop programs to increase sales and brand awareness and build brand affinity. Brand Fund proceeds are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2014, we and our domestic and international franchisees contributed approximately $6.8 million to the Brand Funds.

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

     In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including those made by well-known producers, such as Dolly Madison, Entenmann’s, Little Debbie, Sara Lee, Hostess, and regional brands.

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

     International trade. The Company conducts business outside the United States in compliance with all foreign and domestic laws and regulations governing international business and trade. In connection with our international operations, we typically export our products, principally our doughnut mixes (or products which are combined with other ingredients sourced locally to manufacture mixes) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open shops in other countries in accordance with our desired schedule.

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

     Employment regulations. We are subject to state and federal labor laws that govern our relationship with team members, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our shop team members are paid at rates which are influenced by changes in the federal minimum wage. Accordingly, increases in the minimum wage could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits have resulted in increased costs, and may result in additional cost increases and other effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2014 Compared to Fiscal 2013 – Company Stores – Costs and expenses.”

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

Team Members

     We employ approximately 4,300 people. Of these, approximately 200 are employed in our headquarters and administrative offices and approximately 100 are employed in our manufacturing and distribution center. We employ approximately 700 employees in our commissaries which serve wholesale customers almost exclusively, most of whom are employed full-time. In our other Krispy Kreme stores, we employ approximately 3,300 team members, of which approximately 1,500 are full-time (including approximately 300 managers, assistant managers and supervisors) with the balance employed part-time.

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

     In addition, many of our corporate governance documents are available on our website. Our Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Chief Executive and Senior Financial Officers are all available through the “Corporate Governance” tab of the Investor Relations section of our website, http://investor.krispykreme.com. Each of these documents is available in print to any shareholder who requests it by sending a written request to Krispy Kreme Doughnuts, Inc., 370 Knollwood Street, Winston-Salem, NC 27103, Attention: Secretary.

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

     Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 33% of our total revenues in fiscal 2014. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees, which could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

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

     Franchisees opened 107 stores, acquired six stores from Company stores and closed 31 stores in fiscal 2014. Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

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

     We are working to refine our domestic store operating model to focus on small retail shops, including both shops that manufacture doughnuts but which are smaller and less costly to build and operate than traditional factory shops and, to a lesser extent, on satellite shops that are provided doughnuts from a single traditional factory store or commissary at which all doughnut production for the market takes place. The Company currently operates 14 small factory shops, including both free-standing and end-cap locations, and 19 satellite shops. The Company currently plans to open from 10 to 15 new Company-operated small factory shops in fiscal 2015. Domestic franchisees are expected to open a combination of small factory shops and satellite locations in fiscal 2015. The objectives of the small shop format include reducing the initial investment required to open a Krispy Kreme shop, reducing shop operating costs, lowering breakeven points, growing sales in each market, and improving overall shop profitability. We cannot predict whether these new formats will be successful in improving our profitability.

Political, economic, currency and other risks associated with our international operations could adversely affect our and our international franchisees’ operating results.

     As of February 2, 2014, there were 574 Krispy Kreme stores operated outside of the United States, representing 69% of our total store count, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

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

     We utilize a sole supplier for our glaze flavoring. However, the supplier has multiple plants, and has a backup manufacturing agreement with another manufacturing company. Any interruption in the delivery of glaze flavoring could adversely affect our ability to produce our signature hot Original Glazed® doughnut.

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

     We have several large wholesale customers. Our top two such customers accounted for approximately 17% of total Company Stores segment revenues during fiscal 2014. The loss of one of our large national wholesale customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

We rely on information technology in our operations and are making improvements to important business systems. Any material failure, inadequacy or interruption of that technology could adversely affect our ability to effectively operate our business and result in financial or other loss.

     We are making investments to improve our information technology systems infrastructure designed to improve our operational capabilities and effectiveness and to provide modern technology platforms to support future growth of our business. We are in the process of implementing a new enterprise resource planning system and various other technology enhancements to improve our business capabilities. Implementing these systems is a lengthy and expensive process that may result in a diversion of resources from other initiatives and activities. Continued execution of the project plans, or a divergence from them, may result in cost overruns, project delays or business interruptions. Business interruptions also could result from the failure of other important information technology platforms we use to operate our business. Any disruptions, delays or deficiencies in the design and/or implementation of any of these systems, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

     We receive and, in certain cases, maintain certain personal information about our guests, web-site users, and team members. The use of this information by us is regulated by applicable law, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our operations, their results and our financial condition. Additionally, we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance with these laws and regulations.

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

  The operating and stock price performance of companies that investors deem comparable to Krispy Kreme; and

  The impact of our share repurchase program.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

     None.

Item 2. PROPERTIES.

     Stores. As of February 2, 2014, there were 828 Krispy Kreme stores systemwide, of which 95 were Company stores and 733 were operated by franchisees.

  As of February 2, 2014, all of our Company stores, except our seven commissaries, had on-premises sales, and 38 of our Company factory stores also engaged in wholesale sales.

  Of the 95 Company stores in operation as of February 2, 2014, we owned the land and building for 38 stores, we owned the building and leased the land for 25 stores, leased both the land and building for 9 stores and leased space for 23 in-line and end cap locations.

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

   K² Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision.

     The Company does not believe it is probable that a loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying financial statements.

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

     In late November 2013, the Fairfax County court entered a judgment against the Company with respect to some of the claims by the former landlord, and reserved judgment on an additional claim pending further argument. All of the Company’s counterclaims were denied. Following entry of the judgment, the Company recorded an additional lease termination charge of approximately $1.4 million related to the matter, and in the fourth quarter settled with the landlord on all issues in exchange for a payment by the Company of $1.8 million.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s financial condition or results of operations.

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

	High	Low
Year Ended February 3, 2013:
First Quarter	$8.77	$6.69
Second Quarter	7.54	5.86
Third Quarter	8.23	5.96
Fourth Quarter	13.19	6.77
Year Ended February 2, 2014:
First Quarter	$15.33	$12.32
Second Quarter	21.69	12.55
Third Quarter	24.69	18.25
Fourth Quarter	26.63	16.77

Holders

     As of March 21, 2014, there were approximately 15,000 shareholders of record of our common stock.

Dividends

     We did not pay any cash dividends in fiscal 2014 or fiscal 2013. Because we intend to invest significant amounts of cash in assets and activities we believe will grow our business and generate significant earnings over the long term, we do not anticipate paying regular cash dividends in the foreseeable future.

     On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. Pursuant to this authorization, through February 2, 2014, we repurchased in open market transactions approximately 1,185,000 shares of our common stock for an aggregate purchase price of approximately $22.3 million, an average price of $18.85 per share. Subsequent to February 2, 2014, the Board of Directors increased such authorization to $80 million.

     We expect to make additional share repurchases in the future if we conclude doing so is in our shareholders’ best interests.

     In fiscal 2013, we repurchased in open market transactions approximately 3,113,000 shares of our common stock for an aggregate purchase price of approximately $20.0 million, an average price of $6.42 per share.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities

     The Company made the following purchases of its equity securities during the fourth quarter of fiscal 2014:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or units)	Average Price Paid	Announced Plans	the Plans or
	Purchased	per Share (or unit)	or Programs	Programs
Period	(a)(1)	(b)	(c)	(d)
November 4, 2013 through December 1, 2013	-	$-	-	$49,373,184
December 2, 2013 through December 29, 2013	632,600	18.96	632,600	37,377,943
December 30, 2013 through February 2, 2014	519,665	18.71	519,665	27,657,569
Total	1,152,265	$18.85	1,152,265

(1)	On July 11, 2013, the Company announced the board’s authorization to repurchase up to $50 million of the Company's common stock. Pursuant to this authorization, through February 2, 2014, we repurchased in open market transactions 1,185,465 shares of our common stock for an aggregate purchase price of approximately $22.3 million, an average price of $18.85 per share. Subsequent to February 2, 2014, the Company announced an increase of the authorization to $80 million; such increase is not reflected in the preceding table. This authorization does not have an expiration date. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Stock Performance Graph

     The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from February 1, 2009 through February 2, 2014. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	February 1,	January 31,	January 30,	January 29,	February 3,	February 2,
	2009	2010	2011	2012	2013	2014
Krispy Kreme Doughnuts, Inc.	$100.00	$202.88	$459.71	$550.36	$933.81	$1,241.01
NYSE Composite Index	100.00	132.49	155.18	151.60	172.55	191.84
S&P 500 Restaurants Index	100.00	123.93	158.91	223.25	233.31	261.19

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

	Year Ended
	February 2,	February 3,	January 29,	January 30,	January 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and number of stores data)
STATEMENT OF OPERATIONS DATA:
Revenues	$460,331	$435,843	$403,217	$361,955	$346,520
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	376,132	362,828	346,434	313,475	297,859
General and administrative expenses	25,149	25,089	22,188	21,870	22,793
Depreciation and amortization expense	11,106	9,891	8,235	7,389	8,191
Impairment charges and lease termination costs	1,374	306	793	4,066	5,903
Operating income	46,570	37,729	25,567	15,155	11,774
Interest income	616	114	166	207	93
Interest expense	(1,057)	(1,642)	(1,666)	(6,359)	(10,685)
Loss on refinancing of debt	(967)	-	-	(1,022)	-
Equity in income (losses) of equity method franchisees	(221)	(202)	(122)	547	(488)
Gain on sale of interest in equity method franchisee	-	-	6,198	-	-
Other non-operating income and (expense), net	119	317	215	329	(276)
Income before income taxes	45,060	36,316	30,358	8,857	418
Provision for income taxes	10,804	15,537	(135,911)	1,258	575
Net income (loss)	$34,256	$20,779	$166,269	$7,599	$(157)
Earnings (loss) per common share:
Basic	$0.51	$0.31	$2.40	$0.11	$-
Diluted	$0.48	$0.30	$2.33	$0.11	$-

BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$81,079	$88,108	$55,722	$22,576	$21,550
Total assets	338,546	341,938	334,948	169,926	165,276
Long-term debt, less current maturities	1,659	23,595	25,369	32,874	42,685
Total shareholders' equity	265,093	246,432	249,126	76,428	62,767
Number of stores at end of year:
Company	95	97	92	85	83
Franchise	733	651	602	561	499
Systemwide	828	748	694	646	582

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth operating metrics with respect to the Krispy Kreme stores operated by the Company (all of which are located in the United States) and the stores operated by the Company’s domestic and international franchisees.

     The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2013 included 53 weeks. Operating metrics in the table below for fiscal 2013 are presented for the 52 weeks ended January 27, 2013 in order to enhance comparability of the fiscal 2013 metrics with those for fiscal 2014 and 2012, each of which contained 52 weeks.

	52 Weeks Ended
	February 2,	January 27,	January 29,
	2014	2013	2012
Change in Same Store Sales (on-premises sales only):
Company stores	6.7%	5.5%	5.2%
Domestic Franchise stores	9.9	6.8	6.6
International Franchise stores	(10.4)	(9.0)	(6.4)
International Franchise stores, in constant dollars(1)	(5.6)	(8.1)	(10.8)

Change in Same Store Customer Count - Company stores (retail sales only)	4.5%	7.1%	0.6%

Average Guest Check - Company stores (retail sales only)	$7.47	$7.29	$7.36

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,236	5,582	5,814
Convenience stores	4,503	4,517	4,822

Average weekly sales per door:
Grocers/mass merchants	$350	$319	$293
Convenience stores	256	248	228

Systemwide Sales (in thousands):(2)
Company stores	$303,973	$288,079	$269,676
Domestic Franchise stores	317,864	281,334	261,979
International Franchise stores	438,027	423,418	383,508
International Franchise stores, in constant dollars(3)	438,027	403,918	362,526

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$202.9	$181.6	$199.3
Dual-channel stores:
On-premises	37.4	34.0	32.0
Wholesale	49.0	45.7	45.6
Total	86.4	79.7	77.6
On-premises only stores	37.3	35.0	32.5
All factory stores	74.4	71.0	69.4
Satellite stores	21.4	20.1	19.9
All stores	63.4	59.8	59.5

Domestic Franchise stores:
Factory stores	$51.4	$48.2	$43.9
Satellite stores	18.0	16.7	16.5

International Franchise stores:
Factory stores	$40.1	$41.0	$43.4
Satellite stores	10.2	11.3	10.9

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the 52-weeks ended January 27, 2013 and January 29, 2012 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the year ended February 2, 2014.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics reflect only stores open at the respective period end.

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

     The following table sets forth data about the number of systemwide stores as of February 2, 2014, February 3, 2013 and January 29, 2012.

	February 2,	February 3,	January 29,
	2014	2013	2012
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	7	7	7
Dual-channel stores	31	36	35
On-premises only stores	38	33	30
Satellite stores	19	21	20
Total Company stores	95	97	92

Domestic Franchise stores:
Factory stores	107	99	102
Satellite stores	52	43	40
Total Domestic Franchise stores	159	142	142

International Franchise stores:
Factory stores	125	120	118
Satellite stores	449	389	342
Total international franchise stores	574	509	460

Total systemwide stores	828	748	694

     The following table sets forth data about the number of store operating weeks for the 52 weeks ended February 2, 2014, January 27, 2013 and January 29, 2012.

	52 Weeks Ended
	February 2,	January 27,	January 29,
	2014	2013	2012
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	364	364	315
Dual-channel stores	1,684	1,842	1,820
On-premises only stores	1,805	1,623	1,519
Satellite stores	1,011	1,062	913

Domestic Franchise stores:(1)
Factory stores	5,365	4,910	5,168
Satellite stores	2,406	2,078	1,884

International Franchise stores:(1)
Factory stores	5,296	5,224	4,717
Satellite stores	21,180	17,724	15,870

(1)       Metrics reflect only stores open at the respective period end.

FISCAL 2014 COMPARED TO FISCAL 2013

     The following discussion of the Company’s results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

   Matters Affecting Comparability

       The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. The year ended February 2, 2014 included 52 weeks, compared to 53 weeks for the year ended February 3, 2013. Accordingly, financial results for fiscal 2014 are not directly comparable to those for fiscal 2013.

       In the second quarter of fiscal 2014, the Company recorded a charge of $967,000 related to the retirement of its secured credit facilities, consisting principally of the write off of deferred financing costs related to the Company’s term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis.

   Non-GAAP Measures

       The Company has substantial net operating loss carryforwards and, accordingly, the Company’s cash payments for income taxes are not significant and are expected to remain insignificant for the foreseeable future. See “Provision for Income Taxes” below, and Note 3 to the consolidated financial statements appearing elsewhere herein.

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

       The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to facilitate comparisons of fiscal 2014 results with the Company’s results for fiscal 2013 in light of the effects of the matters discussed under “Matters Affecting Comparability” above, and to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands, except per share
	amounts)
Net income, as reported	$34,256	$20,779
Loss on retirement of debt	967	-
Provision for deferred income taxes	8,014	13,413
Adjusted net income	43,237	34,192
Earnings for the 53rd week	-	(1,273)
Adjusted net income - 52 week basis	$43,237	$32,919

Adjusted earnings per common share:
Basic	$0.64	$0.51
Diluted	$0.61	$0.49

Adjusted earnings per common share - 52 week basis:
Basic	$0.64	$0.49
Diluted	$0.61	$0.47

Weighted average shares outstanding:
Basic	67,261	67,624
Diluted	71,054	69,896

Overview

     Total revenues rose to $460.3 million in fiscal 2014 compared to $435.8 million in fiscal 2013. Excluding the 53rd week in fiscal 2013, total revenues rose 7.9% from $426.8 million.

     Consolidated operating income increased to $46.6 million in fiscal 2014 from $37.7 million in fiscal 2013 (of which approximately $1.3 million relates to the 53rd week). Consolidated net income was $34.3 million compared to $20.8 million. See “Matters Affecting Comparability” above.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended
	February 2,	February 3,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$306,825	$296,494
Domestic Franchise	11,839	10,325
International Franchise	25,607	24,941
KK Supply Chain:
Total revenues	231,229	215,412
Less - intersegment sales elimination	(115,169)	(111,329)
External KK Supply Chain revenues	116,060	104,083
Total revenues	$460,331	$435,843

Segment revenues as a percentage of total revenues:
Company Stores	66.7%	68.0%
Domestic Franchise	2.6	2.4
International Franchise	5.6	5.7
KK Supply Chain (external sales)	25.2	23.9
	100.0%	100.0%

Operating income:
Company Stores	$11,334	$8,534
Domestic Franchise	8,083	5,590
International Franchise	17,977	17,387
KK Supply Chain	36,953	32,450
Total segment operating income	74,347	63,961
General and administrative expenses	(25,149)	(25,089)
Corporate depreciation and amortization expense	(1,254)	(837)
Impairment charges and lease termination costs	(1,374)	(306)
Consolidated operating income	46,570	37,729
Interest income	616	114
Interest expense	(1,057)	(1,642)
Loss on retirement of debt	(967)	-
Equity in losses of equity method franchisee	(221)	(202)
Other non-operating income, net	119	317
Income before income taxes	45,060	36,316
Provision for income taxes	10,804	15,537
Consolidated net income	$34,256	$20,779

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

			Percentage of Total Revenues
	Year Ended		Year Ended
	February 2,	February 3,	February 2,	February 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$136,921	$127,989	44.6%	43.2%
Fundraising sales	14,591	14,929	4.8	5.0
Total on-premises sales	151,512	142,918	49.4	48.2
Wholesale sales:
Grocers/mass merchants	94,352	93,384	30.8	31.5
Convenience stores	57,390	56,972	18.7	19.2
Other wholesale	3,571	3,220	1.2	1.1
Total wholesale sales	155,313	153,576	50.6	51.8
Total revenues	306,825	296,494	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	115,623	111,205	37.7	37.5
Shop labor	54,270	53,210	17.7	17.9
Delivery labor	24,280	24,222	7.9	8.2
Employee benefits	21,259	20,889	6.9	7.0
Total cost of sales	215,432	209,526	70.2	70.7
Vehicle costs(1)	17,135	17,336	5.6	5.8
Occupancy(2)	9,954	9,901	3.2	3.3
Utilities expense	5,876	5,993	1.9	2.0
Depreciation expense	9,039	8,142	2.9	2.7
Gain of refranchising	(876)	-	(0.3)	-
Other operating expenses	20,847	20,429	6.8	6.9
Total store level costs	277,407	271,327	90.4	91.5
Store operating income	29,418	25,167	9.6	8.5
Other segment operating costs(3)	13,784	12,333	4.5	4.2
Allocated corporate overhead	4,300	4,300	1.4	1.5
Segment operating income	$11,334	$8,534	3.7%	2.9%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     A reconciliation of Company Stores segment sales from fiscal 2013 to fiscal 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended February 3, 2013	$142,918	$153,576	$296,494
Fiscal 2013 sales at closed stores	(3,580)	(2,630)	(6,210)
Fiscal 2013 sales at stores refranchised in fiscal 2014	(7,554)	(7,811)	(15,365)
Fiscal 2014 sales at closed stores	1,408	892	2,300
Fiscal 2014 sales at stores refranchised in fiscal 2014	2,075	1,715	3,790
Increase in sales at established stores (open stores only)	4,844	8,405	13,249
Increase in sales at stores opened in fiscal 2013	4,038	-	4,038
Increase in sales at stores acquired in fiscal 2013	1,549	1,166	2,715
Sales at stores opened in fiscal 2014	5,814	-	5,814
Sales for the year ended February 2, 2014	$151,512	$155,313	$306,825

     Sales at Company Stores increased 3.5% to $306.8 million in fiscal 2014 from $296.5 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, sales increased 5.7%.

     The following table presents sales metrics for Company stores:

	52 Weeks Ended
	February 2,	January 27,
	2014	2013
On-premises:
Change in same store sales	6.7%	5.5%
Change in same store customer count (retail sales only)	4.5%	7.1%
Average guest check (retail sales only)	$7.47	$7.29
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(6.2)%	(4.0)%
Change in average weekly sales per door	9.7%	8.9%
Convenience stores:
Change in average weekly number of doors	(0.3)%	(6.3)%
Change in average weekly sales per door	3.2%	8.8%

   On-premises sales

     On-premises sales increased 6.0% to $151.5 million in fiscal 2014 from $142.9 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, on-premises sales increased 8.4%. The increases were driven principally by a combination of higher customer traffic and price increases. The Company is developing and implementing new and enhanced marketing programs designed to increase guest visit frequency. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings.

     The components of the change in same store sales at Company stores are as follows:

	52 Weeks Ended
	February 2,	January 27,
	2014	2013
Change in same store sales attributable to:
Retail pricing	3.4%	0.7%
Guest check average (exclusive of the effects of pricing)	(0.9)	(1.4)
Customer count	4.0	6.2
Other	0.2	-
Total	6.7%	5.5%

     In February 2013, the Company implemented retail price increases averaging approximately 3% in its Company shops to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. As with all consumer products, higher prices may negatively affect unit volumes, which may negatively affect sales.

   Wholesale distribution

     Sales to wholesale accounts increased 1.1% to $155.3 million in fiscal 2014 from $153.6 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, sales to wholesale accounts increased 3.2%.

     Sales to grocers and mass merchants increased to $94.4 million in fiscal 2014 from $93.4 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, sales to grocers and mass merchants increased 3.1%, with a 9.7% increase in average weekly sales per door partially offset by a 6.2% decline in the average number of doors served. The Company believes that average weekly sales per door in the grocery/mass merchant channel have grown as a result of, among other things, improved customer service, introduction of additional price points, and the addition of new relatively higher volume doors. The decline in the average number of doors served in the grocery/mass merchant channel reflects, among other things, the reduction in the number of doors served as a result of refranchising stores in the Kansas/Missouri and Dallas markets, the elimination of loose doughnut sales at a regional grocer, although the Company continues to sell packaged products to this customer, as well as a program change with another customer to include only a limited number of doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Convenience store sales increased to $57.4 million in fiscal 2014 from $57.0 million in fiscal 2013. Excluding the 53rd week form fiscal 2013, sales to convenience stores increased 2.8%, reflecting a 3.2% increase in the average weekly sales per door partially offset by a 0.3% decline in the average number of doors served. The slight decline in the average number of doors served in the convenience store channel reflects the reduction of doors associated with the refranchising of stores in the Kansas/Missouri and Dallas markets and a reduction in the number of stops at relatively low volume doors. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for fiscal 2014, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues declined by 0.5 percentage points from 70.7% in fiscal 2013 to 70.2% of revenues in fiscal 2014. A small increase in the cost of food, beverage and packaging as a percentage of revenue, driven by, among other things, a slight shift in product mix toward relatively higher cost limited time product offerings, was more than offset by reductions in shop and delivery labor. The improvement in labor costs as a percentage of revenues reflects the retail price increase taken in February 2013 and, to lesser extent, labor efficiencies resulting from efforts to reduce the number of relatively low volume doors served in the wholesale distribution channel.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts for fiscal 2015 to purchase over half of its flour requirements and shortening requirements, and substantially all of its estimated sugar requirements. Based upon current market forecasts, the Company expects its ingredient and packaging costs in fiscal 2015 to be similar to fiscal 2014.

     Vehicle costs as a percentage of revenues decreased from 5.8% of revenues in fiscal 2013 to 5.6% of revenues in fiscal 2014, principally due to higher revenues, lower fuel costs, a reduction in mileage as a result of account rationalization and an increase in average weekly sales per door which generally results in reduced transportation costs per sales dollar.

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and periodically updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the periodic update of its actuarial valuation, the Company recorded favorable adjustments for changes in estimates to its self-insurance claims liabilities related to prior policy years of approximately $1.1 million in fiscal 2014, of which $520,000 was recorded in the fourth quarter, and $730,000 in 2013, of which $360,000 was recorded in the fourth quarter. The $1.1 million in favorable adjustments recorded in fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $650,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $200,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $210,000 included in other operating costs. An additional $20,000 of favorable adjustments was recorded in other segments of the business. The $730,000 in favorable adjustments recorded in fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $10,000, a favorable adjustment relating to vehicle liability claims of approximately $390,000, and a favorable adjustment relating to general liability claims of approximately $275,000. An additional $75,000 of favorable adjustments was recorded in other segments of the business.

     Depreciation expense increased in fiscal 2014 compared to fiscal 2013 as a result of capital expenditures, including construction of new stores, store refurbishment efforts on existing stores, and investments in information technology systems.

     During fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. The Company realized a gain of approximately $876,000 on the refranchising transaction.

     Other store level operating expenses decreased to 6.8% of revenues in the fiscal 2014 from 6.9% of revenues in fiscal 2013. During the third quarter of fiscal 2014, the Company realized a gain of approximately $275,000 on the disposal of a closed store.

     Other segment operating expense increased in fiscal 2014 to 4.5% of revenues from 4.2% of revenues in fiscal 2013. These costs include approximately $790,000 and $330,000 in legal costs fiscal 2014 and fiscal 2013, respectively, related to the litigation associated with the Company’s former landlord in Lorton, Virginia, described in Note 14 to the consolidated financial statements appearing elsewhere herein. The increase in other segment operating costs also reflects an increase in personnel costs to support anticipated Company Stores shop openings.

     Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

     The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees, or face financial penalties. To avoid these penalties, the health benefits must provide a specified “minimum value” and be “affordable,” each as defined in the Act. The penalties associated with the Act, also known as the “employer mandate,” have been delayed generally from January 2014 to January 2015. In addition to the employer mandate, under the Act, most persons will be required to obtain health care insurance or face individual financial penalties, which are scheduled to increase over time.

     The Company employs persons to whom the Company will be required to offer benefits that meet the minimum value and affordability standards (or pay penalties), but to whom the Company does not currently offer such benefits. In addition, the Company currently offers the required minimum value benefits to certain other employees who do not currently elect to participate in the Company’s insurance plans. Assuming the provisions of the Act are implemented as currently enacted, the number of employees covered by the Company’s health care plans is likely to increase in 2015, which would cause the Company’s health care costs to rise. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many additional employees will elect to obtain health insurance benefits from the Company. In addition, certain regulatory guidance which could have an effect on the Company’s incremental costs associated with the Act either has not been issued or, if issued, has been revised.

     However, management currently does not expect the Company’s aggregate incremental costs associated with the Act will exceed its current costs by more than $5 million annually. The Company currently estimates its incremental costs will be less than such amount, and may be substantially less. The Company is continuing to study and evaluate the requirements of the Act, and management’s estimate of the additional costs associated with it is expected to change as the Company gains additional information and makes further decisions regarding the Act’s requirements. In addition, the Company has implemented and expects to continue to implement benefit cost reduction actions designed to mitigate the costs imposed on the Company by the Act. The Company’s goal is to prevent the Act’s requirements from having a material adverse effect on the Company’s results of operations.

   Domestic Franchise

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$10,934	$9,672
Development and franchise fees	313	288
Other	592	365
Total revenues	11,839	10,325

Operating expenses:
Segment operating expenses	4,904	4,171
Gain on sale of assets to a franchisee	(1,667)	-
Depreciation expense	119	164
Allocated corporate overhead	400	400
Total operating expenses	3,756	4,735
Segment operating income	$8,083	$5,590

     Domestic Franchise revenues rose 14.7% to $11.8 million in fiscal 2014 from $10.3 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, Domestic Franchise revenues increased 17.4%. The increase reflects higher domestic royalties resulting from a 13.0% increase in sales by domestic franchise stores from $281 million on a 52-week basis in fiscal 2013 to $318 million in fiscal 2014. Approximately 3.1 percentage points of the increase resulted from refranchising six Company shops in fiscal 2014. Domestic Franchise same store sales rose 9.9% in fiscal 2014.

     The increase in other Domestic Franchise revenues principally reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively.

     Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in fiscal 2014 reflect increased costs related to the addition of new personnel in fiscal 2013 and other costs associated with the execution of the Company’s domestic franchise expansion program.

     Domestic Franchise segment operating expenses for fiscal 2014 reflect a gain of $1.7 million on the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, the Company recognized the previously deferred gain as described in Note 21 to the consolidated financial statements appearing elsewhere herein.

     Domestic franchisees opened 11 stores in fiscal 2014. As of February 2, 2014, development agreements for territories in the United States provide for the development of 102 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$24,139	$23,336
Development and franchise fees	1,468	1,605
Total revenues	25,607	24,941

Operating expenses:
Segment operating expenses	6,423	6,344
Depreciation expense	7	10
Allocated corporate overhead	1,200	1,200
Total operating expenses	7,630	7,554
Segment operating income	$17,977	$17,387

     International Franchise royalties rose 3.4% to $24.1 million in fiscal 2014 from $23.3 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, International Franchise royalties increased 5.3%. Sales by international franchise stores rose 3.5% from $423 million on a 52-week basis in fiscal 2013 to $438 million in fiscal 2014. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $21.1 million in fiscal 2014 compared to fiscal 2013, which adversely affected international royalty revenues by approximately $1.3 million.

     International Franchise same store sales, measured on a constant currency basis to remove the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 5.6%. The decline in International Franchise same store sales reflects, among other things, waning honeymoon effects from the large number of new stores opened internationally in recent years and the cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets increased 1.0% in fiscal 2014 and fell 11.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 52% of aggregate constant dollar same store sales for fiscal 2014. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 535 international shops currently in operation that opened after fiscal 2006, 226 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $6.4 million in fiscal 2014 compared to $6.3 million fiscal 2013, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. The increase in the operating expenses in fiscal 2014 was partially offset by a decrease in share-based compensation expense of approximately $450,000 due to the departure of an executive officer. In addition, fiscal 2014 operating expenses reflect a net credit of $180,000 in bad debts expense resulting principally from recoveries of accounts charged to bad debt expense and written off in fiscal 2013. A net credit in bad debt expense should not be expected to recur frequently. Management expects International Franchise operating expenses to rise in fiscal 2015 due to personnel additions to support international franchise growth, as well as anticipated fiscal 2015 shop openings in new markets, which typically require a greater level of franchisor support than openings in existing markets.

     International franchisees opened 96 stores and closed 31 stores in fiscal 2014. As of February 2, 2014, development and franchise agreements for territories outside the United States provide for the development of 409 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the following table (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Year Ended		Year Ended
	February 2,	February 3,	February 2,	February 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Doughnut mixes	$80,773	$73,864	34.9%	34.3%
Other ingredients, packaging and supplies	135,674	130,397	58.7	60.5
Equipment	11,928	8,388	5.2	3.9
Fuel surcharge	2,854	2,763	1.2	1.3
Total revenues before intersegment sales elimination	231,229	215,412	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	157,897	149,551	68.3	69.4
(Gain) loss on agricultural derivatives	1,459	(837)	0.6	(0.4)
Inbound freight	6,570	5,906	2.8	2.7
Total cost of sales	165,926	154,620	71.8	71.8
Distribution costs	14,326	14,535	6.2	6.7
Other segment operating costs	12,137	11,869	5.2	5.5
Depreciation expense	687	738	0.3	0.3
Allocated corporate overhead	1,200	1,200	0.5	0.6
Total operating costs	194,276	182,962	84.0	84.9
Segment operating income	$36,953	$32,450	16.0%	15.1%

     KK Supply Chain revenues before intersegment sales eliminations rose 7.3% to $231.2 million in fiscal 2014 from $215.4 million in fiscal 2013. Excluding the 53rd week from fiscal 2013, KK Supply Chain revenues before intersegment sales eliminations increased 9.6%.

     Sales of doughnut mixes rose 11.6% on a 52-week basis in fiscal 2014, due to higher unit volumes reflecting higher sales at Company and franchise shops and higher selling prices.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 6.4% on a 52-week basis in fiscal 2014 due to higher unit volumes reflecting higher sales at Company and franchise shops and a slight shift in product mix toward relatively higher cost limited time product offerings.

     Equipment sales rose to $11.9 million in fiscal 2014 from $8.3 million on a 52-week basis principally due to increased store openings and increased sales of replacement parts.

     KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

     KK Supply Chain revenues were derived from the following customers:

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands)
Revenues:
Company Stores	$115,169	$111,329
Domestic Franchise shops	93,179	84,062
International Franchise shops	21,981	19,067
Other	900	954
Total revenues before intersegment sales elimination	$231,229	$215,412

     KK Supply Chain cost of sales remained flat at 71.8% of revenues in fiscal 2014 compared to fiscal 2013. The cost of goods produced and purchased fell 1.1 percentage points. The improvement reflects, among other things, a reduction in reserves for obsolete and excess equipment inventories resulting from an increase in equipment production in fiscal 2014 related to current and anticipated store openings, and from increased demand for replacement parts. KK Supply Chain had net losses on agricultural derivative positions of $1.5 million in fiscal 2014 compared to net gains of $837,000 in fiscal 2013. The Company has not designated any of its derivative positions as cash flow hedges and accordingly, changes in the market value of those positions are reflected in earnings as they occur.

     Distribution costs as a percentage of revenues declined by 0.5 percentage points to 6.2% in the fiscal 2014 reflecting a reduction in third party distribution fees in fiscal 2014 and economies of scale.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs as a percentage of revenues declined by 0.3 percentage points to 5.2% in the in fiscal 2014, principally reflecting economies of scale.

     Franchisees opened 107 stores and closed 31 stores in fiscal 2014. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $7.1 million in fiscal 2014 and 2013.

     General and administrative expenses were flat at $25.1 million in fiscal 2014 and fiscal 2013 but as a percentage of sales decreased to 5.5% from 5.8%.

     General and administrative expenses include costs of approximately $820,000 in fiscal 2014 and $570,000 in fiscal 2013 related to the selection and implementation of a new enterprise resource planning system.

     The Company is seeking to minimize general and administrative expenses in order to gain operating leverage as its revenues rise.

   Impairment Charges and Lease Termination Costs

     Impairment charges and lease termination costs were $1.4 million in fiscal 2014 compared to $306,000 in fiscal 2013. The components of these charges are set forth in the following table:

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	1,374	306
	$1,374	$306

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

     There were no impairment charges in fiscal 2014 or 2013. The most significant judgment as to potential asset impairment as of February 2, 2014 related to an asset group which commenced operations late in fiscal 2012 and which has not performed consistent with management’s initial expectations. If operations of this asset group do not improve in accordance with management’s current plans and expectations, impairment charges related to this group could be incurred in the future. The aggregate carrying value of assets associated with this asset group totaled approximately $1.2 million as of February 2, 2014.

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

     In November, 2013, the Fairfax County court entered a judgment against the Company in its dispute with the landlord of a former Company commissary in Lorton, Virginia. The Company subsequently agreed to settle the matter with the former landlord, as more fully described in Note 14 to the consolidated financial statements appearing elsewhere herein, and the Company recorded an additional lease termination charge of approximately $1.4 million in fiscal 2014 related to the resolution of the matter.

     In fiscal 2013, the Company recorded lease termination charges of $306,000, principally reflecting a change in estimated sublease rentals and settlements with landlords on stores previously closed.

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

     The Company may refranchise additional geographic markets, expected to consist principally of, but not necessarily limited to, markets outside the Company’s traditional base in the Southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

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

   Interest Income

     Interest income increased to $616,000 in fiscal 2014 from $114,000 in fiscal 2013, principally due to interest income recognized on a note received from a franchisee received as part of the consideration for its purchase of leasehold interests from the Company. A total of $300,000 in interest income on the note receivable was recognized in fiscal 2014, of which $70,000 accrued in fiscal 2013 and was previously recorded as a reduction in the carrying value of the note as described in Note 21 to the consolidated financial statements appearing elsewhere herein. Interest income in fiscal 2014 also includes approximately $130,000 related to a note receivable received in exchange for three stores in Kansas and Missouri the Company refranchised in the first quarter of fiscal 2014.

   Interest Expense

     The components of interest expense are as follows:

	Year Ended
	February 2,	February 3,
	2014	2013
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$259	$708
Letter of credit and unused revolver fees	217	303
Amortization of cost of interest rate derivative	39	34
Amortization of deferred financing costs	285	398
Other	257	199
	$1,057	$1,642

     On July 12, 2013, the Company retired its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 12 to the consolidated financial statements appearing elsewhere herein.

   Loss on Retirement of Debt

     The Company recorded a charge of $967,000 in the second quarter of fiscal 2014 related to the retirement of the Company’s secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) will not occur.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $221,000 in fiscal 2014 compared to losses of $202,000 in fiscal 2013. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income, Net

     Other non-operating income, net in fiscal 2014 includes credits of approximately $125,000 representing reductions in liabilities for franchisee loan guarantee obligations to reflect reductions in the amount of the guaranteed indebtedness and therefore in the Company’s guarantee exposure, liability for which had been fully accrued by the Company in prior periods. As more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, in November 2013, following the lender’s demand for payment of the loan, which had matured in by its terms in October 2009, the Company made a loan of approximately $1.6 million to the franchisee, the proceeds of which the franchisee used retire the debt. Such amount was charged against the guarantee accrual, and the remaining balance of the accrual of approximately $30,000 was credited to other non-operating income. In light of the uncertainty regarding the collectability of the note, the Company is recording payments on the note in non-operating earnings as they are received, and expects to do so until such time as the Company concludes that the collectibility of some or all of the balance of the note is reasonably assured. Such payments totaled approximately $95,000 in the fourth quarter of fiscal 2014.

     Other non-operating income and expense in fiscal 2013 includes credits of $318,000 representing reductions in recorded liabilities for franchisee guarantee obligations resulting from decreases in the guaranteed amounts.

   Provision for Income Taxes

     The provision for income taxes was $10.8 million in fiscal 2014 and $15.5 million in fiscal 2013.

     The Company establishes valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the deferred tax assets is more likely than not. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods.

     The Company reported a pretax profit of $30 million in fiscal 2012, inclusive of a $6 million non-recurring gain on the Company’s sale of its 30% interest in KK Mexico, $36.3 million in fiscal 2013 and $45.1 million in fiscal 2014. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2014 management concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated. Accordingly, the Company reversed $4.3 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. The deferred tax assets with respect to which management concluded that a valuation allowance was no longer required relate principally to state income tax net operating loss carryovers.

     Also in the fourth quarter of fiscal 2014, the Company concluded that certain foreign tax credit carryovers which management previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would, based on current estimates, ultimately be taken as a credit rather than as a deduction. This increase in management’s estimate of the amount of tax benefits to be realized from the credit carryovers was reflected as a credit to income tax expense in the fourth quarter of fiscal 2014. The change in estimate with respect to foreign tax credit carryovers generated in prior years was $4.5 million. The change in estimate with respect to the $2.3 million of foreign taxes paid in fiscal 2014 was approximately $1.5 million.

     The aggregate credit to income tax expense in the fourth quarter of fiscal 2014 from the reduction in management’s estimate of the necessary valuation allowance, and the increase in the aggregate amount of tax benefits expected to be realized from the foreign tax credit carryovers, was $10.3 million. Substantially all of both adjustments reflects an increase management’s estimate of the amount of annual pretax income to be earned in future periods.

     In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of approximately $314,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by $686,000.

     In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes includes amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $2.8 million and $2.1 million in fiscal 2014 and fiscal 2013, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees.

   Net Income

     The Company reported net income of $34.3 million for fiscal 2014 compared to $20.8 million for fiscal 2013.

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

     Additionally, the Company’s provision for income taxes, net income and earnings per share for fiscal 2013 are not comparable to the corresponding amounts for fiscal 2012 as a result of the reversal of valuation allowances on deferred tax assets in the fourth quarter of fiscal 2012 and the resulting increase in income tax expense in fiscal 2013. See ”Provision for Income Taxes” below, and Note 3 to the consolidated financial statements appearing elsewhere herein.

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

   Non-GAAP Measures

     The Company has substantial net operating loss carryforwards and, accordingly, the Company’s cash payments for income taxes are not significant and expected to remain insignificant for the foreseeable future. See “Provision for Income Taxes” below, and Note 3 to the consolidated financial statements appearing elsewhere herein.

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

	Year Ended
	February 3,	January 29
	2013	2012
	(In thousands, except per share
	amounts)
Net income, as reported	$20,779	$166,269
Provision for deferred income taxes	13,413	(139,403)
Gain on sale of interest in KK Mexico (net of income taxes of $1,492)	-	(4,706)
Adjusted net income	34,192	22,160
Earnings for the 53rd week	(1,273)	-
Adjusted net income - 52 week basis	$32,919	$22,160

Adjusted earnings per common share:
Basic	$0.51	$0.32
Diluted	$0.49	$0.31

Adjusted earnings per common share - 52 week basis:
Basic	$0.49	$0.32
Diluted	$0.47	$0.31

Weighted average shares outstanding:
Basic	67,624	69,145
Diluted	69,896	71,497

   Overview

     Total revenues rose to $435.8 million in fiscal 2013 compared to $403.2 million in fiscal 2012. Excluding the 53rd week in fiscal 2013, total revenues rose 5.9% to $426.8 million.

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

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended
	February 3,	January 29,
	2013	2012
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$296,494	$271,657
Domestic Franchise	10,325	9,463
International Franchise	24,941	22,621
KK Supply Chain:
Total revenues	215,412	206,453
Less - intersegment sales elimination	(111,329)	(106,977)
External KK Supply Chain revenues	104,083	99,476
Total revenues	$435,843	$403,217

Segment revenues as a percentage of total revenues:
Company Stores	68.0%	67.4%
Domestic Franchise	2.4	2.3
International Franchise	5.7	5.6
KK Supply Chain (external sales)	23.9	24.7
	100.0%	100.0%

Operating income (loss):
Company Stores	$8,534	$284
Domestic Franchise	5,590	3,737
International Franchise	17,387	15,054
KK Supply Chain	32,450	30,160
Total segment operating income	63,961	49,235
General and administrative expenses	(25,089)	(22,188)
Corporate depreciation and amortization expense	(837)	(687)
Impairment charges and lease termination costs	(306)	(793)
Consolidated operating income	37,729	25,567
Interest income	114	166
Interest expense	(1,642)	(1,666)
Equity in losses of equity method franchisees	(202)	(122)
Gain on sale of interest in equity method franchisee	-	6,198
Other non-operating income and (expense), net	317	215
Income before income taxes	36,316	30,358
Provision for income taxes	15,537	(135,911)
Net income	$20,779	$166,269

     A discussion of the revenues and operating results of each of the Company’s four business segments follows, together with a discussion of income statement line items not associated with specific segments.

   Company Stores

     The components of Company Stores revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the following table (percentage amounts may not add to totals due to rounding).

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

     The following table presents sales metrics for Company stores:

	52 Weeks Ended
	January 27	January 29,
	2013	2012
On-premises:
Change in same store sales	5.5%	5.2%
Change in same store customer count (retail sales only)	7.1%	0.6%
Average guest check (retail sales only)	$7.29	$7.36
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(4.0)%	2.6%
Change in average weekly sales per door	8.9%	12.7%
Convenience stores:
Change in average weekly number of doors	(6.3)%	(5.9)%
Change in average weekly sales per door	8.8%	10.7%

   On-premises sales

     On-premises sales increased to $142.9 million in fiscal 2013 compared to $126.0 million in fiscal 2012. Excluding the 53rd week, on-premises sales increased 10.9% to $139.8 million. Most of the sales increase was the result of higher customer traffic. In addition to improved marketing programs, management believes that customer traffic has been positively affected by ongoing store remodelings, an emphasis on hospitality, and continued use of creative limited time doughnut offerings. Additionally, approximately 0.7 percentage points of the sales increase reflects retail price increases implemented in the first quarter of fiscal 2012.

     The components of the change in same store sales at Company stores are as follows:

	52 Weeks Ended
	January 27,	January 29,
	2013	2012
Change in same store sales attributable to:
Retail pricing	0.7%	7.4%
Guest check average (exclusive of the effects of pricing)	(1.4)	(2.9)
Customer count	6.2	0.5
Other	-	0.2
Total	5.5%	5.2%

     While higher customer traffic was the principal driver of the improvement in same store sales, cannibalization and honeymoon effects of new stores in expansion markets dampened somewhat the gain in same store customer count in fiscal 2013. “Cannibalization effect” means the tendency for new stores to become successful, in part or in whole, by “shifting” sales from existing stores in the same market. “Honeymoon effect” means the common pattern for many start-up restaurants in which a flurry of activity due to start-up publicity and natural curiosity is followed by a decline during which a steady repeat customer base develops.

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

     The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in Note 1 to the consolidated financial statements appearing elsewhere herein, and periodically updates actuarial valuations of its self-insurance reserves at least annually. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the periodic update of its actuarial valuation, the Company recorded favorable adjustments for changes in estimates to its self-insurance claims liabilities related to prior policy years of approximately $730,000 in fiscal 2013, of which $360,000 was recorded in the fourth quarter, and $1.3 million in 2012, of which $830,000 was recorded in the fourth quarter. The $730,000 in favorable adjustments recorded in fiscal 2013 includes an unfavorable adjustment relating to workers’ compensation liability claims of approximately $10,000 included in employee benefits in the table above, a favorable adjustment relating to vehicle liability claims of approximately $390,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $275,000 included in other operating costs. An additional $75,000 of favorable adjustments was recorded in other segments of the business. The $1.3 million in favorable adjustments recorded in fiscal 2012 includes favorable adjustments of $1.1 million relating to workers’ compensation liability claims, $40,000 relating to vehicle liability claims and $180,000 relating to general liability claims.

     Depreciation expense increased in fiscal 2013 compared to fiscal 2012 as a result of capital expenditures, including construction of new stores, store refurbishment efforts on existing stores and investments in information technology systems.

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

     Domestic Franchise revenues were $10.3million in fiscal 2013 compared to $9.5 million in fiscal 2012. Excluding the 53rd week, Domestic Franchise revenues increased 6.5% to $10.1 million. On a 52-week basis, the increase reflects higher domestic royalty revenues resulting from an increase in sales by domestic franchise stores from approximately $262 million in fiscal 2012 to $281 million in fiscal 2013 partially offset by a reduction in other franchise revenue. Domestic Franchise same store sales rose 6.8% fiscal 2013.

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

     Domestic franchisees opened nine stores and closed seven stores in fiscal 2013. On August 30, 2012, the Company acquired two Krispy Kreme stores from one of its domestic franchisees as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. As of February 3, 2013, development and franchise agreements for territories in the United States provided for the development of 54 additional stores through fiscal 2018. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

     Constant dollar same store sales in established markets fell 0.8% in fiscal 2013 and fell 14.0% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 49% of aggregate sales underlying the constant dollar same store sales metric. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 467 international shops in operation at February 3, 2013 that opened after 2006, 195 shops were in these established markets.

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

     International franchisees opened 98 stores and closed 49 stores in fiscal 2013. As of February 3, 2013, development and franchise agreements for territories outside the United States provided for the development of 353 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the following table (percentage amounts may not add to totals due to rounding).

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

     KK Supply Chain utilizes a fuel surcharge program to recoup additional freight costs. Charges under the program are based upon the price of diesel fuel.

     KK Supply Chain revenues were derived from the following customers:

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Revenues:
Company Stores	$111,329	$106,977
Domestic Franchise shops	84,062	79,912
International Franchise shops	19,067	18,943
Other	954	621
Total revenues before intersegment sales elimination	$215,412	$206,453

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

   General and Administrative Expenses

     General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $7.1 million in fiscal 2014 and $7.3 million in fiscal 2013.

     General and administrative expenses were $25.1 million in fiscal 2013. Excluding the 53rd week, general and administrative expenses were $24.8 million, or 5.8% of total revenues, in fiscal 2013 compared to $22.2 million, or 5.5% of total revenues, in fiscal 2012.

     The increase in general and administrative expenses in fiscal 2013 reflects an increase in share-based compensation of $317,000. Share-based compensation in fiscal 2012 included a charge of $332,000 to correct prior years’ errors as described below. Exclusive of the effects of the error correction, share-based compensation expense rose approximately $650,000, most of which was the result of an executive officer achieving retirement eligibility under the terms of the Company’s stock compensation plan in the first quarter of fiscal 2013. Share-based payment awards to retirement eligible persons are charged to expense over the period from the grant date to the date of retirement eligibility rather than being amortized over the four-year vesting period of the awards, which has the effect of accelerating the recognition of the expense associated with awards to such persons as they approach retirement eligibility.

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

   Interest Expense

       The components of interest expense are as follows:

	Year Ended
	February 3,	January 29,
	2013	2012
	(In thousands)
Interest accruing on outstanding indebtedness	$708	$803
Letter of credit and unused revolver fees	303	355
Amortization of cost of interest rate derivatives	34	-
Amortization of deferred financing costs	398	422
Other	199	86
	$1,642	$1,666

     The decrease in interest accruing on outstanding indebtedness and in letters of credit and unused revolver fees reflects the reduction in the principal outstanding under the Company’s term loan and a reduction in the lender’s interest margin due to a decrease in the Company’s leverage ratio.

   Equity in Income (Losses) of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $202,000 in fiscal 2013 compared to earnings of $122,000 in fiscal 2012. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores. On May 5, 2011, the Company sold its 30% equity interest in KK Mexico, the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. The Company’s equity in earnings of KK Mexico was approximately $110,000 for the fiscal year ended 2012.

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

   Other Non-Operating Income, Net

   Other non-operating income, net in fiscal 2013 and fiscal 2012 includes credits of $318,000 and $215,000, respectively, representing reductions in recorded liabilities for franchisee guarantee obligations resulting from decreases in the guaranteed amounts.

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

     See “Non-GAAP Measures,” above, for disclosures intended to compare the Company’s results of operations for fiscal 2013 and 2012 exclusive of the effects of the reversal of the valuation allowance on deferred tax assets and the gain on the sale of the Company’s interest in KK Mexico and related taxes thereon.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes the Company’s cash flows from operating, investing and financing activities for fiscal 2014, fiscal 2013 and fiscal 2012:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$56,912	$59,310	$33,861
Net cash used for investing activities	(22,166)	(14,438)	(2,524)
Net cash used for financing activities	(45,330)	(22,859)	(8,988)
Net increase (decrease) in cash and cash equivalents	$(10,584)	$22,013	$22,349

Cash Flows from Operating Activities

     Cash provided by operating activities in fiscal 2014 decreased $2.4 million to $56.9 million from $59.3 million in fiscal 2013.

     Cash provided by operations before changes in assets and liabilities rose $6.7 million to $59.3 million compared to $52.6 million in fiscal 2013 due to improved operating performance.

     Inventories increased $4.6 million in fiscal 2014, principally due to a temporary rise in packaging inventory and higher levels of equipment inventories related to an anticipated increase in new store openings. A smaller increase in equipment inventory in fiscal 2013 was offset by a decrease in inventories associated with the outsourcing of distribution of doughnut mixes and other KK Supply Chain products for international and certain domestic stores to a third party vendor.

     In fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters; such recovery is reflected in the increase in other current and non-current assets in fiscal 2014. Also in fiscal 2014, the Company made a loan of $1.6 million to a franchisee related to the Company’s guarantee certain of the franchisee’s indebtedness, as described in Note 8 to the consolidated financial statement appearing elsewhere herein; such payment is reflected in the decrease in accounts payable and accrued liabilities in fiscal 2014. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

     Cash provided by operating activities in fiscal 2013 increased $25.4 million to $59.3 million from $33.9 million in fiscal 2012. Approximately $15.2 million of the improvement reflects the increase in operating cash flow from $37.4 million in fiscal 2012 to $52.6 million in fiscal 2013. The improvement also reflects a net increase in customer deposits of $1.0 million in fiscal 2013 compared to a net decrease of $310,000 in fiscal 2012. The increase reflects deposits related to equipment sales to international franchisees for new stores being developed. The improvement also reflects a net increase in deferred franchise fee revenue of $1.2 million in fiscal 2013 compared to a net decrease of $380,000 in fiscal 2012. The increase reflects the execution of four new international franchise development agreements in fiscal 2013. Cash provided by operating activities in fiscal 2013 also reflects the receipt of $2.0 million of landlord contributions to building renovation costs related to the Company’s headquarters building and to new stores; such receipts are included in the change in other long term obligations and deferred credits in fiscal 2013. Finally, payments on leases related to closed stores were approximately $1.7 million higher in fiscal 2012 than in fiscal 2013, principally due to settlements with landlords in fiscal 2012 on terminated leases. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in working capital.

Cash Flows from Investing Activities

     Net cash used for investing activities was $22.2 million in fiscal 2014, $14.4 million in fiscal 2013 and $2.5 million in fiscal 2012.

     Cash used for capital expenditures increased to $25.0 million in the fiscal 2014 from $14.2 million in fiscal 2013 and $11.9 million in fiscal 2012. The components of capital expenditures in each of the last three fiscal years were approximately as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
New store construction	$10,260	$4,229	$4,232
Store remodels and betterments	4,304	1,613	1,936
Other store equipment, including vehicles and point-of-sale and handheld equipment	3,994	4,875	5,813
Corporate office remodel	1,703	3,758	-
Corporate information technology	4,872	362	514
Other	622	530	586
Total capital expenditures	25,755	15,367	13,081
Assets acquired under capital leases	(918)	(516)	(1,197)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	(1,418)	(633)	-
Cash used for capital expenditures	$23,419	$14,218	$11,884

     Proceeds from the disposal of property and equipment include approximately $1.0 million in fiscal 2014 from the disposal of a closed store.

     In fiscal 2014, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash, as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein.

     In fiscal 2014, the Company acquired a Krispy Kreme shop in Illinois from a franchise for $1.6 million cash. In fiscal 2013, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. Each of these transactions is described in Note 21 to the consolidated financial statements appearing elsewhere herein.

     In fiscal 2012, the Company received proceeds of $7.7 million from the sale of the Company’s 30% equity interest in KK Mexico as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein.

     In connection with a refinancing of credit facilities in fiscal 2011, the Company deposited into escrow $1.8 million related to properties with respect to which the Company agreed to furnish to the lenders certain documentation on or before January 31, 2012, with amounts to be released from escrow upon the Company’s furnishing such documentation. In fiscal 2012, the entire $1.8 million was released from escrow.

Cash Flows from Financing Activities

     Net cash used by financing activities was $45.3 million in fiscal 2014, $22.9 million in the fiscal 2013 and $9.0 million in fiscal 2012.

     During fiscal 2014, the Company repaid approximately $24.7 million of outstanding term loan and capitalized lease indebtedness. The Company repaid the $21.7 million remaining outstanding balance of its term loan in connection with the retirement of its credit facilities described in Note 12 in the consolidated financial statements appearing elsewhere herein. Additional payments included approximately $1.3 million of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $730,000 of prepayments from the proceeds of stock option exercises.

     During 2013, the Company repaid approximately $2.3 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $2.2 million of scheduled principal amortization and $120,000 of prepayments from the proceeds of the exercise of stock options.

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

     On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The Company repurchased 1.2 million shares during fiscal 2014 at an average cost of $18.85 per share, for a total cost of $22.3 million. Approximately $20.5 million of such repurchases were settled prior to year end. Subsequent to year end, the Board of Directors increased the share repurchase authorization from $50 million to $80 million.

     During fiscal 2013, pursuant to an earlier authorization, the Company repurchased approximately 3.1 million shares of its common stock for $20.0 million, an average price of $6.42 per share.

     Repurchase of common shares also includes $2.6 million, $758,000 and $1.0 million, respectively, for fiscal 2014, 2013 and 2012, for shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements

     In addition to cash generated from operations, the Company utilizes other capital resources and financing arrangements to fund its business. A discussion of these capital resources and financing techniques is included below.

   Debt

     The Company continuously monitors its funding requirements for general working capital purposes and other financing and investing activities. In the last three fiscal years, management focused on reducing outstanding debt and on restructuring the Company’s borrowing arrangements to maintain credit availability and while lowering financing costs to facilitate accomplishment of the Company’s business expansion initiatives.

     The $40 million 2013 secured credit facility described in Note 12 to the consolidated financial statements appearing elsewhere herein is the Company’s principal source of external financing. This facility contains financial and other covenants with which the Company must comply. Based on the Company’s current working capital and its fiscal 2015 operating plan, management believes the Company can comply with the financial and other covenants and that the Company can meet its projected operating, investing and financing cash requirements.

     The operation of the financial covenants described above could limit the amount the Company may borrow under the credit facility. In addition, the maximum amount which may be borrowed under the facility is reduced by the amount of outstanding letters of credit, which totaled approximately $9.2 million as of February 2, 2014, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements. The unused borrowing capacity available to the Company as of February 2, 2014 was approximately $30.8 million. The restrictive covenants did not limit the Company’s ability to borrow the full $30.8 million of unused credit under the facility at that date.

     The facility contains customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

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

   Off-Balance Sheet Arrangements

     The Company’s only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of the Company’s guarantee of certain indebtedness and leases of certain franchisees, as discussed in Notes 8 and 14 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at February 2, 2014

     The Company’s contractual cash obligations as of February 2, 2014 are as follows:

		Payments Due In
		Less than 1			More Than 5
	Total Amount	Year	1-3 Years	3-5 Years	Years
			(In thousands)
Interest payment obligations	$725	$161	$322	$242	$-
Capital lease obligations	2,003	344	476	120	1,063
Capital lease interest obligations	3,662	237	444	457	2,524
Operating lease obligations	112,127	11,408	15,718	13,011	71,990
Purchase obligations	62,779	59,884	1,871	1,024	-
Contingent guarantee obligations(1)	140	140	-	-	-
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims, principally worker's
compensation	12,147	3,765	3,819	1,624	2,939
401(k) mirror plan liability	2,585	-	-	-	2,585
Total	$196,168	$75,939	$22,650	$16,478	$81,101

(1)	Amounts represent 100% of the Company’s aggregate exposure at February 2, 2014 under a loan guarantee related to a franchisee in which the Company has an ownership interest. The timing of the potential payment is based upon the maturity of the guaranteed indebtedness. No demand has been made on the Company to perform under the guarantee.

     The preceding table of contractual cash obligations excludes income tax liabilities of approximately $2.0 million as of February 2, 2014 for uncertain tax positions due to uncertainty in predicting the timing of any such related payments.

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

     The Company’s capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors, including the Company’s overall performance, the pace of store expansion, securing desirable real estate for new stores, the number of store remodels, and other infrastructure needs. The Company currently estimates that its capital expenditures for fiscal 2015 will be in the range of $30 million to $35 million. The most significant capital expenditures currently planned for fiscal 2015 are from ten to fifteen new stores, refurbishments and replacement of existing stores, continuing investments in a new enterprise resource planning system and enhancements to and replacements of existing information technology systems, and ongoing smaller, routine capital expenditures. The Company plans to fund these expenditures principally using cash provided by operations and current cash resources, although the Company may use leases to acquire certain assets, including new shops, vehicles and certain information technology and office equipment.

     The Company repurchased $20 million of its common shares in fiscal 2013 in connection with a share repurchase authorization by its board of directors, and repurchased an additional $30 million of shares in fiscal 2014 and early fiscal 2015 in connection with a separate authorization. As of March 12, 2014, the latter authorization provided for up to approximately $50 million of additional repurchases. The Company intends to make additional share repurchases from time to time when the Company’s liquidity is excess to its immediate needs and when management concludes such repurchases are in the best interest of the Company’s shareholders.

     The Company believes that its current cash balances, cash expected to be generated from operations and the liquidity afforded by the 2013 secured credit facility are sufficient to meet the Company’s liquidity requirements for the foreseeable future.

Inflation

     The Company does not believe that general price inflation has had a material effect on its results of operations in recent years. However, prices of agricultural commodities and fuel have been volatile in recent years. Those price changes have had a significant effect on the cost of flour, shortening and sugar, the three most significant ingredients used in the production of the Company’s products, as well as on the cost of gasoline consumed by the Company’s wholesale delivery fleet.

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

     The Company performs the annual test for goodwill impairment as of December 31. The impairment test for indefinite-lived intangible assets like goodwill involves comparing the fair value of such assets with their carrying value, with any excess of carrying value over fair value recorded as an impairment charge. The goodwill impairment test involves determining the fair values of the reporting units to which goodwill is assigned and comparing those fair values to the reporting units’ carrying values, including goodwill. The Company estimates the fair value of its reporting units forecasting future revenues, expenses and any capital spending to derive future reporting unit cash flows, then discounts those cash flows to present value. The Company also considers the estimated fair values of its reporting units relative to the Company’s overall market capitalization in connection with its goodwill impairment assessment. Changes in projections or estimates could significantly change the estimated fair values of reporting units. In addition, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges. There were no goodwill impairment charges in fiscal 2014, 2013 or 2012. As of February 2, 2014, the remaining goodwill had a carrying value of $23.5 million, of which $7.8 million and $15.7 million was associated with the Domestic and International Franchise segments, respectively, each of which consists of a single reporting unit. The risk of goodwill impairment would increase in the event that the franchise segments’ operating results were to significantly deteriorate or the overall market capitalization of the Company were to decline below the book value of the Company’s shareholders’ equity.

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

     Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. The Company recorded no impairment charges in fiscal 2014 or 2013. In fiscal 2012, the Company recorded impairment charges related to long-lived assets totaling approximately $60,000. Additional impairment charges may be necessary in future years.

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

     The Company had valuation allowances against deferred income tax assets of $2.7 million and $9.8 million at February 2, 2014 and February 3, 2013, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under generally accepted accounting principles (“GAAP”), future realization of deferred tax assets is evaluated under a “more likely than not” standard.

     Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The evaluation of the amount of net deferred tax assets expected to be realized, and therefore the necessary amount of any valuation allowance on those assets, necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized.

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

     The Company reported a pretax profit of $418,000 in fiscal 2010 and $8.9 million in fiscal 2011. In fiscal 2012, the Company’s pretax profit increased to $30.4 million, inclusive of a $6.2 million non-recurring gain from the Company’s sale of its 30% interest in KK Mexico. After considering all relevant factors having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2012 management concluded that it was more likely than not that a substantial portion of the Company’s deferred tax assets would be realized in future years and, in accordance with GAAP, reversed $139.6 million of the valuation allowance, with an offsetting credit to the provision for income taxes. Two of the most significant factors considered by management in reaching its conclusion were that the Company earned a significant pretax profit in both fiscal 2011 and 2012 and the positive trend in the Company’s earnings. In determining the amount of the necessary valuation allowance as of the end of fiscal 2012, management estimated that the Company’s pretax income in subsequent years would be $24 million, which approximated the Company’s pretax income for fiscal 2012, exclusive of the gain on the sale of the Company’s 30% interest in KK Mexico.

     The Company’s pretax income rose to $36.3 million in fiscal 2013. As of the end of fiscal 2013, the Company maintained its estimate of future pretax income of $24 million and, accordingly, did not adjust its valuation allowances on deferred tax assets at that date. The Company noted that the $24 million estimate approximated the Company’s average annual pretax income for fiscal 2011 through 2013. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2013 and exceeded management’s estimated annual pretax income for future years of $24 million, the Company believed that additional evidence was necessary before concluding that a level of pretax income substantially in excess of $24 million was sustainable on a long-term basis. Management believed that such evidence should include, among other things, at least one additional year of pretax profits substantially in excess of $24 million before it would be appropriate for management to revise upward its estimate of future annual pretax income.

     The Company’s pretax income increased to $45.1 million in fiscal 2014. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2014 management concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated. Accordingly, the Company reversed an additional $4.3 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. The deferred tax assets with respect to which management concluded that a valuation allowance was no longer required relate principally to state income tax net operating loss carryforwards.

     Also in the fourth quarter of fiscal 2014, the Company concluded that certain foreign tax credit carryforwards which management previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would, based on current estimates, ultimately be taken as a credit rather than as a deduction. This $6.0 million increase in management’s estimate of the amount of tax benefits to be realized from the credit carryforwards was reflected as a credit to income tax expense in the fourth quarter of fiscal 2014.

     Substantially all of the adjustments recorded in the fourth quarter of fiscal 2014 reflect an increase in management’s estimate of the amount of annual pretax income to be earned in future periods from $24 million to $45 million, the latter amount equaling the Company’s pretax income for fiscal 2014.

     The Company has forecasted future earnings using estimates management believes to be reasonable and which are based on objective verifiable evidence. The most important factor considered by management in making its forecast was the Company’s results of operations for fiscal 2014. Assuming the Company generates pretax income in each future year approximating the Company’s fiscal 2014 pretax income, management estimates that $107.3 million of its deferred tax assets will be realized in future periods.

     The realization of deferred income tax assets is dependent on future events. While management believes its forecast of future pretax income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

     As described above, in making its estimate of the amount of deferred tax assets which will be realized in future periods, the Company estimated annual future pretax income of approximately $45 million. Based on that estimate, the Company concluded that a valuation allowance on deferred tax assets of $2.7 million was appropriate as of February 2, 2014. A 20% increase or reduction in the amount of assumed future annual pretax income would have had no material effect on management’s estimate of the amount of deferred tax valuation allowance. If the Company’s earnings continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. However, management currently expects that future downward adjustments to the valuation allowance, if any, are unlikely to exceed approximately $500,000 in any case. However, a significant upward adjustment in the amount of pretax income estimated to be earned in future periods could have the effect of enabling the Company to utilize certain foreign tax credit carryforwards as credits against taxes otherwise payable rather than as deductions against future taxable income as currently forecasted. The maximum amount of such additional tax benefits which might be realized is approximately $3.4 million. Any future downward adjustment to the valuation allowance or increase in tax benefits associated with foreign tax credits would result in an increase in the Company’s aggregate net deferred tax assets, with an offsetting credit to the provision for income taxes.

     Estimates of future earnings are inherently subjective; because such estimates necessarily involve forecasting many years into the future, management believes frequent revisions to such estimates should not be expected. As a result, absent the occurrence of some event or events not currently known, management does not anticipate adjusting its estimate of future earnings until such time as the Company’s annual pretax income has exceeded $45 million for a substantial period of time, although management will revisit this assessment at the end of each quarter of the coming fiscal year.

   Guarantee Liabilities

     The Company guaranteed a portion of certain loan obligations of certain franchisees in which the Company owns an interest. The Company assesses the likelihood of making any payments under the guarantees and records estimated liabilities for anticipated payments when the Company believes that an obligation to perform under the guarantees is probable and the amount can be reasonably estimated. No liabilities for the guarantees were recorded at the time they were issued because the Company believed the value of the guarantees was immaterial. As of February 3, 2013, the Company had recorded a liability of approximately $1.6 million related to one of the guarantees, and in fiscal 2014 made a payment under such guarantee approximating the amount accrued. As of February 2, 2014, the Company has no recorded liability related to the remaining guarantee because the Company does not believe it is probable that the Company will be required to perform under it; the Company’s exposure under such guarantee is not significant. Similarly, the Company has not recorded as an asset any amounts which may be recovered in the future related to the guarantee payment made in fiscal 2014. Assessing the probability of future guarantee payments, and potential recoveries of guarantee payments made, involves estimates and assumptions regarding future events, including the future operating results of the franchisees. If future events are different from those assumed or anticipated, amounts estimated to be paid pursuant to such guarantees and amounts estimated to be recoverable from such payments could change, and additional adjustments to such estimates could be required.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

     The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its secured revolving credit facility. As of February 2, 2014, there were no borrowings outstanding under such facility, and there were no borrowings outstanding at any time during fiscal 2012, 2013 or 2014 under this facility or predecessor revolving credit facilities. In addition, during fiscal 2014 the Company repaid in full the remaining balance of its term loan.

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

     In fiscal 2014, the Company’s international franchisees had sales of approximately $438 million, and the Company’s related royalty revenues were approximately $24 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which the Company’s international franchisees do business would have a corresponding effect on the Company’s international royalty revenues of approximately $2.4 million.

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

Commodity Derivatives Outstanding at February 2, 2014

     Quantitative information about the Company’s unassigned option contracts and futures contracts and options on such contracts as of February 2, 2014, which mature in fiscal 2015, is set forth in the following table.

Weighted
		Average Contract	Aggregate
		Price or Strike	Contract Price or	Aggregate Fair
	Contract Volume	Price	Strike Price	Value
(Dollars in thousands, except average prices)
Futures contracts:
Wheat	300,000 bu.	$7.12	$2,136	$(313)

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

				Approximate Annual
	Approximate Anticipated	Approximate Range of Prices	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2015 Purchases	Paid In Fiscal 2014	Increase	Price Increase
				(In thousands)
Flour	70 million lbs.	$0.1912 - $0.2542/lb.	$0.05/lb.	$3,500
Shortening	45 million lbs.	$0.4085 - $0.9486/lb.	$0.10/lb.	$4,500
Sugar	55 million lbs.	$0.3370 - $0.4988/lb.	N/A	N/A
Gasoline	3 million gal.	$3.24 - $4.08/gal.	$0.30/gal.	$900

     Anticipated fiscal 2015 purchases of flour, shortening and sugar set forth in the preceding table represent aggregate estimated purchases by KK Supply Chain. Approximately 50% of KK Supply Chain’s fiscal 2014 sales were to Company Stores, with the remaining 50% of sales made to domestic and international franchisees. KK Supply Chain adjusts the selling prices of it products quarterly to reflect changes in its input costs. To the extent KK Supply Chain adjusts selling prices to exactly offset changes in its input costs, the Company, through its Company Stores segment, is directly exposed to only about half of such changes in KK Supply Chain input costs. However, to the extent higher selling prices resulting from adverse movements in the cost of agricultural commodities adversely affect sales by Company franchisees, the Company’s financial results could be indirectly adversely affected by lower KK Supply Chain sales to franchisees, as well as by lower royalty revenues.

     The ranges of prices paid for fiscal 2014 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

     The Company has fixed the price of its anticipated sugar requirements for fiscal 2015 and accordingly, hypothetical effects of changes in the price of sugar have been omitted from the foregoing table.

     As of March 2014, the Company has fixed the prices on over half of its anticipated fiscal 2015 requirements of flour and shortening at prices not materially different from prices that prevailed in fiscal 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
April 3, 2014

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues	$460,331	$435,843	$403,217
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
expense shown below)	376,132	362,828	346,434
General and administrative expenses	25,149	25,089	22,188
Depreciation and amortization expense	11,106	9,891	8,235
Impairment charges and lease termination costs	1,374	306	793
Operating income	46,570	37,729	25,567
Interest income	616	114	166
Interest expense	(1,057)	(1,642)	(1,666)
Loss on retirement of debt	(967)	-	-
Equity in losses of equity method franchisees	(221)	(202)	(122)
Gain on sale of interest in equity method franchisee	-	-	6,198
Other non-operating income, net	119	317	215
Income before income taxes	45,060	36,316	30,358
Provision for income taxes	10,804	15,537	(135,911)
Net income	$34,256	$20,779	$166,269

Earnings per common share:
Basic	$0.51	$0.31	$2.40
Diluted	$0.48	$0.30	$2.33

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Net income	$34,256	$20,779	$166,269
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	57
Less income taxes	-	-	(23)
	-	-	34
Unrealized gain (loss) on cash flow hedge	36	(3)	(549)
Less income taxes	(14)	1	213
	22	(2)	(336)
Loss on cash flow hedge reclassified to net income, previously charged to
other comprehensive income	516	-	-
Less income taxes	(200)	-	-
	316	-	-
Total other comprehensive income (loss)	338	(2)	(302)
Comprehensive income	$34,594	$20,777	$165,967

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	February 2,	February 3,
	2014	2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,748	$66,332
Receivables	25,268	25,627
Receivables from equity method franchisees	675	705
Inventories	16,750	12,358
Deferred income taxes	23,847	23,323
Other current assets	5,199	6,439
Total current assets	127,487	134,784
Property and equipment	92,823	78,024
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,097	24,195
Deferred income taxes	83,461	93,088
Other assets	10,678	11,847
Total assets	$338,546	$341,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$344	$2,148
Accounts payable	16,788	12,198
Accrued liabilities	29,276	32,330
Total current liabilities	46,408	46,676
Long-term debt and capital lease obligations, less current portion	1,659	23,595
Other long-term obligations and deferred credits	25,386	25,235

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: February
2, 2014 - 64,940 and February 3, 2013 - 65,356	338,135	354,068
Accumulated other comprehensive loss	-	(338)
Accumulated deficit	(73,042)	(107,298)
Total shareholders’ equity	265,093	246,432
Total liabilities and shareholders’ equity	$338,546	$341,938

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,256	$20,779	$166,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,106	9,891	8,235
Deferred income taxes	8,014	13,413	(139,403)
Impairment charges	-	-	60
Accrued rent expense	784	585	465
Loss on retirement of debt	967	-	-
(Gain) loss on disposal of property and equipment	(1,879)	543	414
(Gain) on refranchising	(876)	-	-
(Gain) on sale of interest in equity method franchisee	-	-	(6,198)
Share-based compensation	6,452	6,801	6,699
Provision for doubtful accounts	(345)	194	(374)
Amortization of deferred financing costs	285	398	422
Equity in losses of equity method franchisees	221	202	122
Other	325	(219)	676
Cash provided by operations	59,310	52,587	37,387
Change in assets and liabilities:
Receivables	556	(248)	(4,999)
Inventories	(4,553)	299	2,275
Other current and non-current assets	1,917	(1,012)	462
Accounts payable and accrued liabilities	(1,913)	4,740	(168)
Other long-term obligations and deferred credits	1,595	2,944	(1,096)
Net cash provided by operating activities	56,912	59,310	33,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,419)	(14,218)	(11,884)
Proceeds from disposals of property and equipment	1,719	178	44
Proceeds from refranchising stores	681	-	-
Acquisitions of stores from franchisees	(1,603)	(915)	-
Proceeds from sale of interest in equity method franchisee	-	-	7,723
Escrow deposit recovery	-	-	1,800
Other investing activities	456	517	(207)
Net cash used for investing activities	(22,166)	(14,438)	(2,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(24,658)	(2,346)	(8,991)
Deferred financing costs	(132)	(11)	(29)
Proceeds from exercise of stock options	2,517	247	1,036
Proceeds from exercise of warrants	-	9	-
Repurchase of common shares	(23,057)	(20,758)	(1,004)
Net cash used for financing activities	(45,330)	(22,859)	(8,988)
Net increase (decrease) in cash and cash equivalents	(10,584)	22,013	22,349
Cash and cash equivalents at beginning of year	66,332	44,319	21,970
Cash and cash equivalents at end of year	$55,748	$66,332	$44,319
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under capital leases	$918	$516	$1,197

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at January 30, 2011	67,527	$370,808	$(34)	$(294,346)	$76,428
Comprehensive income (loss) for the year ended
January 29, 2012	-	-	(302)	166,269	165,967
Exercise of stock options	397	1,036	-	-	1,036
Cancelation of restricted shares	(8)	-	-	-	-
Share-based compensation	304	6,699	-	-	6,699
Repurchase of common shares	(128)	(1,004)	-	-	(1,004)
Balance at January 29, 2012	68,092	377,539	(336)	(128,077)	249,126
Comprehensive income (loss) for the year ended
February 3, 2013	-	-	(2)	20,779	20,777
Write-off of deferred tax assets related to the
expiration of unexercised stock warrants	-	(9,770)	-	-	(9,770)
Exercise of warrants	1	9	-	-	9
Exercise of stock options	128	247	-	-	247
Share-based compensation	348	6,801	-	-	6,801
Repurchase of common shares	(3,213)	(20,758)	-	-	(20,758)
Balance at February 3, 2013	65,356	354,068	(338)	(107,298)	246,432
Comprehensive income for the year ended
February 2, 2014	-	-	338	34,256	34,594
Exercise of stock options	460	2,517	-	-	2,517
Share-based compensation	445	6,452	-	-	6,452
Repurchase of common shares	(1,321)	(24,902)	-	-	(24,902)
Balance at February 2, 2014	64,940	$338,135	$-	$(73,042)	$265,093

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

     Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complementary products through Company-owned stores. The Company also licenses the Krispy Kreme business model and certain of its intellectual property to franchisees in the United States and over 20 other countries around the world, and derives revenue from franchise and development fees and royalties from those franchisees. Additionally, the Company sells doughnut mixes, other ingredients and supplies and doughnut-making equipment to franchisees.

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

     REVENUE RECOGNITION. Revenue is recognized when there is a contract or other arrangement of sale; the sales price is fixed or determinable; title and the risks of ownership have been transferred to the customer; and collection of the receivable is reasonably assured. A summary of the revenue recognition policies for the Company’s business segments is as follows:

  Company Stores revenue is derived from the sale of doughnuts and complementary products to on-premises and wholesale customers. Revenue is recognized at the time of sale for on-premises sales. For wholesale sales, revenue is recognized at the time of delivery, net of provisions for estimated product returns.

  Domestic and International Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees are recognized when the store is opened, at which time the Company has performed substantially all of the initial services it is required to provide. Royalties are recognized in income as underlying franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received.

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

     FISCAL YEAR. The Company’s fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2014 and fiscal 2012 each contained 52 weeks, while fiscal 2013 and contained 53 weeks.

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

     PROPERTY AND EQUIPMENT. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives, which are as follows: buildings — 3 to 35 years; machinery and equipment — 3 to 15 years; computer software — 3 years; and leasehold improvements — 3 to 20 years.

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

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Numerator: net income	$34,256	$20,779	$166,269
Denominator:
Basic earnings per share - weighted average shares
outstanding	67,261	67,624	69,145
Effect of dilutive securities:
Stock options and warrants	2,998	1,781	1,741
Restricted stock and restricted stock units	795	491	611
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	71,054	69,896	71,497

     Stock options and warrants with respect to 301,000, 2.7 million and 7.6 million shares for the years ended February 2, 2014, February 3, 2013 and January 29, 2012, respectively, as well as 98,000 and 185,000 unvested shares of restricted stock and unvested restricted stock units for the years ended February 3, 2013 and January 29, 2012, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

     SHARE-BASED COMPENSATION. The Company measures and recognizes compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

     CONCENTRATION OF CREDIT RISK. Financial instruments that subject the Company to credit risk consist principally of receivables from wholesale customers and franchisees and guarantees of indebtedness of franchisees. Wholesale receivables are primarily from grocer/mass merchants and convenience stores. The Company maintains allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of Company Stores segment revenues. The two largest wholesale customers collectively accounted for approximately 17%, 16% and 14% of Company Stores segment revenues in fiscal 2014, 2013 and 2012, respectively. The two wholesale customers with the largest trade receivables balances collectively accounted for approximately 27% and 24% of total wholesale customer receivables at February 2, 2014 and February 3, 2013, respectively.

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

     The Company recorded favorable adjustments to its self-insurance claims liabilities related to prior years of approximately $1.1 million, $730,000 and $1.3 million in fiscal 2014, 2013 and 2012, respectively. Such adjustments represent changes in estimates of the ultimate cost of incurred claims.

     The Company provides health and medical benefits to eligible employees, and purchases stop-loss insurance from commercial insurance carriers which pays covered medical costs in excess of a specified annual amount incurred by each claimant.

     DERIVATIVE FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS. The Company reflects derivative financial instruments, which typically consist of interest rate derivatives and commodity futures contracts and options on such contracts, in the consolidated balance sheet at their fair value. The difference between the cost, if any, and the fair value of the interest rate derivatives is reflected in income unless the derivative instrument qualifies as a cash flow hedge and is effective in offsetting future cash flows of the underlying hedged item, in which case such amount is reflected in other comprehensive income. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as cash flow hedges.

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

	February 2,	February 3,
	2014	2013
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on cash flow hedge	$-	$(552)
Less: deferred income taxes	-	214
Balance at period end, net of tax	$-	$(338)

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

Recent Accounting Pronouncements

     In July 2013, the Financial Accounting Standard Board (the “FASB”) issued an update to its accounting guidance which requires accruals for uncertain tax positions to be netted against deferred tax assets for operating loss or tax credit carryforwards in the consolidated balance sheet if specific criteria are met. The guidance is effective for the interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company prospectively adopted this accounting guidance in the fourth quarter of fiscal 2014. Adoption had the effect of reducing the Company’s accruals for uncertain tax positions by approximately $875,000, with an offsetting reduction in the Company’s deferred income tax assets, but had no effect on net income.

     In February 2013, the FASB issued guidance requiring an entity to provide information about the amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”). In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this new disclosure guidance in the first quarter of fiscal 2014.

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

Note 2 — Segment Information

     The Company’s operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies and doughnut making equipment to both Company and franchisee-owned stores.

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

     The following table presents the results of operations of the Company’s operating segments for fiscal 2014, 2013 and 2012. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization, and impairment charges and lease termination costs.

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Revenues:
Company Stores	$306,825	$296,494	$271,657
Domestic Franchise	11,839	10,325	9,463
International Franchise	25,607	24,941	22,621
KK Supply Chain:
Total revenues	231,229	215,412	206,453
Less – intersegment sales elimination	(115,169)	(111,329)	(106,977)
External KK Supply Chain revenues	116,060	104,083	99,476
Total revenues	$460,331	$435,843	$403,217

Operating income:
Company Stores	$11,334	$8,534	$284
Domestic Franchise	8,083	5,590	3,737
International Franchise	17,977	17,387	15,054
KK Supply Chain	36,953	32,450	30,160
Total segment operating income	74,347	63,961	49,235
General and administrative expenses	(25,149)	(25,089)	(22,188)
Corporate depreciation and amortization expense	(1,254)	(837)	(687)
Impairment charges and lease termination costs	(1,374)	(306)	(793)
Consolidated operating income	$46,570	$37,729	$25,567

Depreciation and amortization expense:
Company Stores	$9,039	$8,142	$6,593
Domestic Franchise	119	164	219
International Franchise	7	10	6
KK Supply Chain	687	738	730
Corporate	1,254	837	687
Total depreciation and amortization expense	$11,106	$9,891	$8,235

     Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

     Revenues for fiscal 2014, 2013 and 2012 include approximately $48 million, $44 million and $42 million, respectively, from customers outside the United States.

Note 3 — Income Taxes

     The components of the provision for income taxes are as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Current, including $1,492 from the sale of interest in KK Mexico in fiscal 2012	$2,790	$2,124	$3,492
Deferred	8,014	13,413	(139,403)
	$10,804	$15,537	$(135,911)

     A reconciliation of the tax provision computed at the statutory federal income tax rate and the Company’s provision for income taxes follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Income taxes at statutory federal rate	$15,771	$12,710	$10,625
State income taxes	1,482	1,285	1,000
Realization of net deferred tax assets subject to valuation allowance	-	-	(15,061)
Reversal of valuation allowance on deferred income tax assets	(4,306)	-	(139,593)
Benefit of foreign tax credits in excess of benefit previously recorded	(4,481)	-	-
Accruals for uncertain tax positions	359	(50)	241
Accruals for interest and penalties	3	(82)	(30)
Foreign tax on sale of interest in KK Mexico	-	-	1,492
Other foreign taxes, principally withholding taxes	2,309	2,168	1,764
Credit for foreign income taxes	(2,309)	-	-
Deduction for foreign income taxes	-	(759)	(1,125)
Other changes in tax credit carryforwards	118	(86)	20
Reduction in net deferred tax assets from enacted change in North Carolina
statutory income tax rate	686	-	-
Other changes in estimated future blended state income tax rate	31	(565)	3,749
Other	1,141	916	1,007
	$10,804	$15,537	$(135,911)

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

     The tax effects of temporary differences are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Deferred income tax assets:
Goodwill and other intangible assets	$5,710	$8,797
Allowance for doubtful accounts	93	239
Other current assets	989	1,195
Property and equipment	5,083	4,071
Other non-current assets	2,830	3,701
Insurance accruals	3,586	3,662
Deferred revenue	2,584	2,193
Other current liabilities	6,201	7,270
Other non-current liabilities	3,444	3,190
Share-based compensation	10,507	9,771
Federal net operating loss carryforwards	48,171	63,767
Federal tax credit carryforwards	10,216	4,932
State net operating loss and credit carryforwards	10,083	12,648
Other	486	742
Gross deferred income tax assets	109,983	126,178
Valuation allowance on deferred income tax assets	(2,675)	(9,767)
Deferred income tax assets, net of valuation allowance	107,308	116,411
Deferred income tax liabilities	-	-
Net deferred income tax assets	$107,308	$116,411

     The Company establishes valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

     The Company had valuation allowances against deferred tax assets of $2.7 million and $9.8 million at February 2, 2014 and February 3, 2013, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized in future periods. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. From fiscal 2005 until the fourth quarter of fiscal 2012, the Company maintained a valuation allowance on deferred tax assets equal to the entire excess of those assets over the Company’s deferred income tax liabilities because of the uncertainty surrounding the realization of those assets. Such uncertainty arose principally from of the substantial losses incurred by the Company from fiscal 2005 through fiscal 2009.

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

     The Company’s pretax income rose to $36.3 million in fiscal 2013 and to $45.1 million in fiscal 2014. After considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of the Company’s deferred tax assets, in the fourth quarter of fiscal 2014 management concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated. Accordingly, the Company reversed an additional $4.3 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. The deferred tax assets with respect to which management concluded that a valuation allowance was no longer required relate principally to state income tax net operating loss carryovers.

     Also in the fourth quarter of fiscal 2014, the Company concluded that certain foreign tax credit carryovers which management previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would, based on current estimates, ultimately be taken as a credit rather than as a deduction. This increase in management’s estimate of the amount of tax benefits to be realized from the credit carryovers was reflected as a credit to income tax expense in the fourth quarter of fiscal 2014. The effect of the change in estimate with respect to foreign tax credit carryovers generated in prior years was $4.5 million. The effect of the change in estimate with respect to the $2.3 million of foreign taxes paid in fiscal 2014 was approximately $1.5 million.

     The aggregate credit to income tax expense in the fourth quarter of fiscal 2014 from the reduction in management’s estimate of the necessary valuation allowance at February 2, 2014, and the increase in the aggregate amount of tax benefits expected to be realized from the foreign tax credit carryovers, was $10.3 million. Substantially all of both adjustments reflects an increase management’s estimate of the amount of annual pretax income to be earned in future periods.

     In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of these deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of $314,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by $686,000, with a corresponding charge to income tax expense.

     During fiscal 2013, the Company’s gross deferred tax assets and the related valuation allowance were each reduced in the amount of $885,000 as a result of the Company’s amendment of a prior year income tax return; the amendment had no effect on the Company’s net deferred tax assets.

     The remaining valuation allowance of $2.7 million as of February 2, 2014 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased, which adversely affects the Company’s ability to realize the net operating loss carryforwards because the Company has little income earned in or apportioned to those states.

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

     The changes in the valuation allowance on deferred income tax assets are summarized as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Valuation allowance on deferred tax assets:
Balance at beginning of year	$9,767	$10,652	$165,306
Reduction in allowance due to amendment of tax return	-	(885)	-
Realization of net deferred tax assets subject to valuation allowance	-	-	(15,061)
Reversal of allowance credited to earnings	(4,306)	-	(139,593)
Reclassification of valuation allowance against deferred tax assets
not affecting earnings	(2,472)	-	-
Reduction in valuation allowance related to enacted change in
North Carolina statutory income tax rate	(314)	-	-
Balance at end of year	$2,675	$9,767	$10,652

     As more fully described above, in the fourth quarter of fiscal 2014, the Company concluded that certain foreign tax credit carryovers which management previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would, based on current estimates, ultimately be taken as a credit rather than as a deduction. As of February 3, 2013, foreign tax credits related to other, earlier years, which total approximately $3.8 million, were reflected as foreign tax credit deferred tax assets, partially offset by a valuation allowance of $2.5 million to reduce their carrying value to the amount of tax benefit the Company forecasted ultimately would be realized. In the fourth quarter of fiscal 2014, the Company reversed the $3.8 million foreign tax credit deferred tax asset and the related $2.5 million valuation allowance related to these earlier years, and reclassified the net carrying value of $1.3 million to the federal net operating loss carryforward deferred tax asset based on management’s current plans to amend tax returns related to those years to utilize the foreign tax credits as deductions. Such reversal and reclassification had no effect on the net carrying value of the Company’s deferred tax assets or on income tax expense.

     Deferred income tax assets are reflected in the accompanying consolidated balance sheet as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Net current assets	$23,847	$23,323
Net noncurrent assets	83,461	93,088
Net asset	$107,308	$116,411

     The Company has approximately $142 million of federal income tax loss carryforwards expiring in fiscal 2026 through 2031. In addition to this amount, the Company has approximately $32 million of income tax loss carryforwards resulting from tax deductions related to stock options and other equity awards to employees, the tax benefits of which, if subsequently realized, will be recorded as additions to common stock; the amount of such potential benefits is approximately $13 million. The Company also has state income tax loss carryforwards expiring in fiscal 2015 through 2031. The Company has $10.2 million of federal tax credit carryforwards expiring in fiscal 2021 through 2034, principally consisting of federal foreign tax credit carryforwards.

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

     The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. The Company’s income tax returns periodically are examined by the Internal Revenue Service (the “IRS”) and by other tax authorities in various jurisdictions. The Company assesses the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. Because of special rules applicable to companies which have incurred net operating losses that may be carried back to earlier years or forward to subsequent years, the Company’s income tax returns for fiscal 2002 and later years are subject to examination and adjustment notwithstanding the normal three year statute of limitations. With the exception of fiscal 2010, which was examined by the IRS, without adjustment, the IRS has not examined the Company’s federal income tax returns for years subsequent to fiscal 2004. The Company’s state income tax returns generally are subject to adjustment by state tax authorities for similar reasons.

     Income tax payments, net of refunds, were $2.5 million, $2.3 million and $3.3 million in fiscal 2014, 2013 and 2012, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on revenues received from foreign franchisees. The fiscal 2012 tax payments also reflect approximately $1.5 million of Mexican taxes arising from the Company’s sale of its 30% equity interest in KK Mexico described in Note 8.

     The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,327	$1,378	$1,710
Increases (decreases) related to positions taken in the current year	105	128	102
Increases (decreases) related to positions taken in prior years	702	-	(10)
Lapsing of statutes of limitations	(182)	(179)	(424)
Unrecognized tax benefits at end of year	$1,952	$1,327	$1,378

     Of the aggregate $2.0 million of unrecognized income tax benefits at February 2, 2014, approximately $1.7 million would, if recognized, be reflected as a reduction in income tax expense.

     The amount of unrecognized tax benefits as of February 2, 2014 may decrease in fiscal 2015 due to the lapsing of statutes of limitations. The amount of any such decrease is not expected to be material.

     The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company’s balance sheet reflects approximately $298,000 and $295,000 of accrued interest and penalties as of February 2, 2014 and February 3, 2013, respectively.

Note 4 — Receivables

     The components of receivables are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Receivables:
Wholesale customers	$9,919	$11,244
Unaffiliated franchisees	10,934	9,728
Due from third-party distributors	3,262	3,590
Other receivables	640	1,216
Current portion of notes receivable	754	464
	25,509	26,242
Less — allowance for doubtful accounts:
Wholesale customers	(191)	(373)
Unaffiliated franchisees	(50)	(242)
	(241)	(615)
	$25,268	$25,627

Receivables from equity method franchisees (Note 8):
Trade	$675	$705

     The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of year	$615	$1,158	$1,334
Provision for doubtful accounts	(275)	259	65
Net recoveries (chargeoffs)	(99)	(802)	(241)
Balance at end of year	$241	$615	$1,158

Allowance for doubtful accounts related to receivables from equity method franchisees:
Balance at beginning of year	$-	$-	$-
Provision for doubtful accounts	(62)	(59)	(27)
Net recoveries (chargeoffs)	62	59	27
Balance at end of year	$-	$-	$-

     See Note 10 for information about notes receivable from franchisees.

Note 5 — Inventories

     The components of inventories are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Raw materials	$6,200	$5,678
Work in progress	114	52
Finished goods and purchased merchandise	10,436	6,628
	$16,750	$12,358

Note 6 — Other Current Assets

     Other current assets consist of the following:

	February 2,	February 3,
	2014	2013
	(In thousands)
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 10, 11 and 13)	$893	$1,194
Closed stores held for sale	-	742
Prepaid expenses and other	4,306	4,503
	$5,199	$6,439

Note 7 — Property and Equipment

     Property and equipment consists of the following:

	February 2,	February 3,
	2014	2013
	(In thousands)
Land	$13,822	$13,641
Buildings	71,873	63,152
Leasehold improvements	14,527	13,366
Machinery and equipment	57,611	51,357
Computer software	7,100	6,422
Construction in progress	5,913	1,662
	170,846	149,600
Less: accumulated depreciation	(78,023)	(71,576)
	$92,823	$78,024

     Machinery and equipment acquired under capital leases had a net book value of $921,000 and $364,000 at February 2, 2014 and February 3, 2013, respectively. Buildings acquired under capital leases had a net book value of $920,000 and $971,000 at February 2, 2014 and February 3, 2013, respectively. Depreciation expense was $11.0 million, $9.9 million and $8.2 million in fiscal 2014, 2013, and 2012, respectively.

Note 8 — Investments in Franchisees

     As of February 2, 2014, the Company had an ownership interest in three franchisees, the net carrying value of which was zero.

     Information about the Company’s ownership in, and the markets served by, these franchisees is set forth below:

		Number of
		Stores as of
		February 2,	Ownership%
	Geographic Market	2014	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon,
	Washington	9	25.0%	75.0%
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%
Krispy Kreme of South Florida, LLC	South Florida	3	35.3%	64.7%

     The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	February 2, 2014
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$280	$-	$140
Kremeworks Canada, LP	-	19	-	-
Krispy Kreme of South Florida, LLC	-	376	-	-
	900	675	-	$140
Less: reserves and allowances	(900)	-	-
	$-	$675	$-

	February 3, 2013
	Investments and
	Advances	Receivables	Notes Receivable	Loan Guarantees
	(In thousands)
Kremeworks, LLC	$900	$281	$-	$437
Kremeworks Canada, LP	-	20	-	-
Krispy Kreme of South Florida, LLC	-	404	-	1,628
	900	705	-	$2,065
Less: reserves and allowances	(900)	-	-
	$-	$705	$-

     The loan guarantee amounts in the preceding tables represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness which, as amended, matures in October 2014. The aggregate amount of such indebtedness was approximately $700,000 at February 2, 2014. The Company does not believe that it will be required to perform under the Kremeworks guarantee.

     Current liabilities at February 3, 2013 included an accrual of $1.6 million for potential payments under a loan guarantee related to Krispy Kreme of South Florida, LLC (“KKSF”), representing the amount the Company estimated it was likely to pay under such guarantee. KKSF failed to repay the indebtedness upon its maturity in October 2009; however, the lender did not immediately exercise its right to call the loan, and KKSF continued to make payments pursuant to an informal forbearance agreement with the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender, who thereafter advised KKSF that the entire balance due under the loan was due and owing, but made no demand for payment on KKSF or the Company. KKSF then entered into refinancing negotiations with the new lender, while continuing to make payments on the loan. Such negotiations were unsuccessful, and in October 2013 the new lender made demand on KKSF to retire the loan in full and on the Company to perform under its guarantee. On November 1, 2013, the Company made a loan of approximately $1.6 million to KKSF, the proceeds of which KKSF used to retire the debt in full, including accrued interest and lender expenses. Such amount was charged against the guarantee liabilities accrual, and the remaining balance of the accrual of approximately $30,000 was credited to other non-operating income. The amount advanced to KKSF pursuant to the Company’s guarantee is evidenced by a promissory note payable to the Company by KKSF, which is secured by a mortgage on real property at KKSF’s most significant operating location as well as other KKSF assets, and which is guaranteed by KKSF’s 65% majority owner; such collateral is substantially the same as that held by the prior lenders. The loan is payable in 36 monthly installments, including interest at three-month LIBOR plus 3.0%. In light of the uncertainty regarding the collectability of the note, including KKSF’s failure to repay the indebtedness when due in 2009, failure to refinance the indebtedness with either of the prior lenders, and the lender ultimately demanding payment of the debt, the Company is recording payments on the note as a component of other non-operating earnings as they are received, and expects to do so until such time as the Company concludes that the collectibility of some or all of the balance of the note is reasonably assured.

     In December 2011, the Company, KKSF and KKSF’s majority owner entered into a restructuring agreement pursuant to which KKSF is to pay to the Company past due amounts totaling approximately $825,000, all of which the Company had written off in prior years. KKSF paid a total of $180,000 of such amount following the execution of the agreement, and commenced repayment of the remaining amount in fiscal 2012. All amounts paid under the agreement are being recorded as bad debt recoveries. At such time as KKSF has paid all the agreed upon amounts and the Company has been reimbursed for all amounts paid by the Company pursuant to the Company’s guarantee of the KKSF indebtedness described above, the Company has agreed to convey to KKSF’s majority owner all of the Company’s membership interests in KKSF, provided that neither KKSF nor its majority owner are then in default under any agreement between either of them and the Company.

     On May 5, 2011, the Company sold its 30% equity interest in Krispy Kreme Mexico, S. de R.L. de C.V. (“KK Mexico”), the Company’s franchisee in Mexico, to KK Mexico’s majority shareholder. The Company received cash proceeds of approximately $7.7 million in exchange for its equity interest and, after deducting costs of the transaction, realized a gain of approximately $6.2 million on the disposition. After provision for payment of Mexican income taxes related to the sale of approximately $1.5 million, the Company reported an after tax gain on the disposition of approximately $4.7 million in the second quarter of fiscal 2012. The net after tax proceeds of the sale of approximately $6.2 million were used to prepay a portion of the outstanding balance of the Company’s then-existing term debt.

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

	Summary Financial Information (1)
		Operating
		Income	Net Income	Current	Noncurrent	Current	Noncurrent	Total Equity
	Revenues	(Loss)	(Loss) (2)	Assets	Assets	Liabilities	Liabilities	(Deficit)
	(In thousands)
Kremeworks, LLC
2014	$18,512	$637	$463	$1,982	$9,791	$7,172	$1,946	$2,655
2013	17,383	(561)	(781)	1,083	10,622	8,438	1,883	1,384
2012	17,731	(1,056)	(1,325)	1,037	12,380	10,109	1,887	1,421
Kremeworks Canada, LP
2014	1,800	(92)	(201)	572	1,061	3,713	-	(2,080)
2013	1,516	1	(106)	534	1,247	3,795	-	(2,014)
2012	1,438	(180)	(282)	524	1,401	3,674	-	(1,749)
Krispy Kreme of South
Florida, LLC
2014	12,408	848	626	1,237	2,887	2,120	3,251	(1,247)
2013	13,271	1,421	1,290	1,182	3,182	3,418	1,754	(808)
2012	13,201	844	(1,008)	948	2,378	3,449	1,407	(1,530)

(1)	Amounts shown for each of these franchisees represents the amounts reported by the franchisee for calendar 2013, 2012 and 2011, and on or about December 31, 2013, 2012 and 2011.
(2)	The net income or loss of each of these entities is includable on the income tax returns of their owners to the extent required by law. Accordingly, the financial statements of these entities do not include a provision for income taxes and as a result pretax income or loss for each of these entities is also their net income or loss.

Note 9 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	February 2,	February 3,
	2014	2013
	(In thousands)
Goodwill:
Goodwill associated with International Franchise segment	$15,664	$15,664
Goodwill associated with Domestic Franchise segment	7,832	7,832
Goodwill associated with Company Stores segment, net of accumulated impairment
losses of $139.4 million	-	-
Reacquired franchise rights associated with Company Stores segment, net of accumulated impairment losses of $1.8 million and accumulated amortization of $82,000 in fiscal 2014 and
$24,000 in fiscal 2013	601	699
	$24,097	$24,195

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash as more fully described in Note 21. The allocation of the purchase price included $443,000 allocated to reacquired franchise rights, which is being amortized over the term of the reacquired franchise agreement, which expires in April 2020.

Note 10 — Other Assets

     The components of other assets are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Non-current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 6, 11 and 13)	$3,207	$4,486
Non-current portion of notes receivable	3,172	1,212
401(k) mirror plan assets (Notes 13 and 19)	2,585	1,816
Deposits	765	2,709
Deferred financing costs, net of accumulated amortization	478	1,077
Interest rate derivative	-	16
Other	471	531
	$10,678	$11,847

     The Company has notes receivable from certain of its franchisees which are summarized in the following table. As of February 2, 2014 and February 3, 2013, substantially all of the notes receivable were being paid in accordance with their terms.

	February 2,	February 3,
	2014	2013
	(In thousands)
Notes receivable:
Note receivable from franchisees, net of deferred gain of $1.7 million in fiscal 2013 (Note 21)	$3,980	$1,738
Less — portion due within one year (Note 4)	(754)	(464)
Less — allowance for doubtful accounts	(54)	(62)
	$3,172	$1,212

     Notes receivable at February 2, 2014 and February 3, 2013, includes approximately $2.7 million and $1.4 million, respectively, related to the sale of certain leasehold interests to a franchisee. The amount at February 3, 2013 is net of a deferred gain of $1.7 million. The gain previously deferred was recognized in income in the third quarter of fiscal 2014 as more fully described in Note 21.

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$62	$68	$538
Provision for doubtful accounts	(8)	(6)	(412)
Net recoveries (chargeoffs)	-	-	(58)
Balance at end of year	$54	$62	$68

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $2.9 million and $3.3 million at February 2, 2014 and February 3, 2013, respectively, representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company had not yet recorded as revenues. During fiscal 2014, the Company collected $380,000, related to these promissory notes and recorded such collections in revenues as received. During fiscal 2012, the Company recognized approximately $375,000 of previously unrecognized revenues related to KK Mexico which were received on May 5, 2011 in connection with the Company’s sale of its 30% equity interest in the franchisee, as more fully described in Note 8. During fiscal 2012, the Company also reversed an allowance for doubtful notes receivable of approximately $391,000 related to KK Mexico; such note also was paid in full on May 5, 2011. Collections on these promissory notes are being recorded as revenue as they are received.

     Finally, the Company has a promissory note receivable from KKSF arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness, payment of which had been demanded by the lender. The lender also had made demand on the Company to perform under its guarantee of such indebtedness. Such amount is not reflected as an asset in the accompanying consolidated balance sheet at February 2, 2014. Because of the uncertainty of recovery of amounts advanced to KKSF as more fully described in Note 8, the Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income.

Note 11 — Accrued Liabilities

     The components of accrued liabilities are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Accrued compensation	$8,901	$9,347
Accrued vacation pay	5,530	5,542
Current portion of self-insurance claims, principally worker's compensation
(Notes 1, 6, 10, and 13)	3,765	4,156
Accrued taxes, other than income	2,043	2,107
Unexpended franchisee brand fund contributions	1,270	1,493
Accrued health care claims	1,240	966
Customer deposits	1,115	1,950
Accrued guarantee liabilities (Notes 8 and 14)	929	2,575
Current portion of deferred franchise fee revenue (Note 13)	893	260
Agricultural commodity futures contracts	313	15
Accrued professional fees	145	641
Current portion of lease termination costs (Notes 13 and 16)	74	464
Other	3,058	2,814
	$29,276	$32,330

     Accrued guarantee liabilities at February 3, 2013, included approximately $1.6 million related to the Company’s guarantee of certain indebtedness of KKSF as more fully described in Note 8; such amount was paid in fiscal 2014. The remaining balance at February 3, 2013 and the balance at February 2, 2014 consists of amounts recorded with respect to the Company’s guarantee of certain franchisee lease obligations.

     The changes in the assets and liabilities associated with self-insurance programs are summarized as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Accrual for self-insurance programs, net of receivables from stop-loss policies:
Balance at beginning of year	$8,455	$8,203	$8,760
Additions charged to costs and expenses	3,436	3,777	3,158
Claims payments	(3,844)	(3,525)	(3,715)
Balance at end of year	$8,047	$8,455	$8,203
Accrual reflected in:
Accrued liabilities	$3,765	$4,156	$3,623
Other long-term obligations and deferred credits	8,382	9,979	8,096
Claims receivable under stop-loss insurance policies included in:
Other current assets	(893)	(1,194)	(561)
Other assets	(3,207)	(4,486)	(2,955)
	$8,047	$8,455	$8,203

Note 12 — Long Term Debt and Lease Commitments

     Long-term debt and capital lease obligations consist of the following:

	February 2,	February 3,
	2014	2013
	(In thousands)
2011 Term Loan	$-	$24,303
Capital lease obligations	2,003	1,440
	2,003	25,743
Less: current maturities	(344)	(2,148)
	$1,659	$23,595

     The following table presents maturities of capital lease obligations:

Fiscal Year	(In thousands)
2015	$344
2016	256
2017	220
2018	120
2019	-
Thereafter	1,063
$2,003

   2013 Revolving Credit Facility

     On July 12, 2013, the Company entered into a $40 million revolving secured credit facility (the “2013 Revolving Credit Facility”) which matures in July 2018. The 2013 Revolving Credit Facility is secured by a first lien on substantially all of the personal property assets of the Company and certain of its domestic subsidiaries. No borrowings were made on the 2013 Revolving Credit Facility on the closing date, and the Company repaid the $21.7 million remaining balance of the 2011 Term Loan and terminated the 2011 Secured Credit Facilities described below. The Company recorded a pretax charge of approximately $967,000 in the second quarter of fiscal 2014 to write off the unamortized deferred debt issuance costs related to the terminated facility and to reflect the termination of a related interest rate hedge described below.

     Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of February 2, 2014, the Applicable Margin was 1.25%.

     The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs.

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

     As of February 2, 2014, the Company’s leverage ratio was 0.2 to 1.0 and the fixed charge coverage ratio was 3.6 to 1.0.

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

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $30.8 million of unused credit under the 2013 Revolving Credit Agreement as of February 2, 2014.

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

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan; the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) will not occur.

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

   Lease Obligations

     The Company leases equipment and facilities under both capital and operating leases. The approximate future minimum lease payments under non-cancelable leases as of February 2, 2014 are set forth in the following table:

	Operating	Capital
Fiscal Year	Leases	Leases
	(In thousands)
2015	$11,408	$675
2016	8,829	541
2017	6,889	488
2018	6,520	371
2019	6,491	234
Thereafter	71,990	3,587
	$112,127	5,896
Less: portion representing interest		(3,662)
Less: portion representing executory costs		(231)
		$2,003

     Rent expense, net of rental income, totaled $12.3 million in fiscal 2014, $12.8 million in fiscal 2013 and $12.0 million in fiscal 2012. Such rent expense includes rents under non-cancelable operating leases as well as sundry short-term rentals.

   Cash Payments of Interest

     Interest paid, inclusive of deferred financing costs, totaled $939,000 in fiscal 2014, $1.2 million in fiscal 2013 and $1.8 million in fiscal 2012.

Note 13 — Other Long-Term Obligations and Deferred Credits

     The components of other long-term obligations and deferred credits are as follows:

	February 2,	February 3,
	2014	2013
	(In thousands)
Non-current portion of self-insurance claims, principally worker's
compensation (Notes 1, 6, 10 and 11)	$8,382	$9,979
Accrued rent expense	6,025	5,655
Non-current portion of deferred franchise fee revenue (Note 11)	4,526	3,771
Landlord upfit allowances on leased premises	2,647	2,225
Mirror 401(k) plan liability (Notes 10 and 19)	2,585	1,816
Non-current portion of lease termination costs (Notes 11 and 16)	104	182
Other	1,117	1,607
	$25,386	$25,235

Note 14 — Commitments and Contingencies

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

Pending Litigation

   K2 Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision.

     The Company does not believe it is probable that a loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying financial statements.

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

     In late November 2013, the Fairfax County court entered a judgment against the Company with respect to some of the claims by the former landlord, and reserved judgment on an additional claim pending further argument. All of the Company’s counterclaims were denied. Following entry of the judgment, the Company recorded an additional lease termination charge of approximately $1.4 million related to the matter, and in the fourth quarter settled with the landlord on all issues in exchange for a payment by the Company of $1.8 million.

Other Legal Matters

     The Company also is engaged in various legal proceedings arising in the normal course of business. The Company maintains insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on the Company’s financial condition or results of operations.

Other Commitments and Contingencies

     The Company has guaranteed certain indebtedness of a Kremeworks, LLC, a franchisee, as described in Note 8, and has guaranteed certain franchisee lease obligations, usually in connection with subleasing or assigning leases in connection with refranchising transactions. The aggregate liability recorded for such obligations was $929,000 at February 2, 2014, which is included in accrued liabilities.

     The lender under the Company’s 2013 Revolving Credit Facility had issued letters of credit on behalf of the Company totaling $9.2 million at February 2, 2014, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

     The Company is exposed to the effects of commodity price fluctuations on the cost of ingredients of its products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, the Company routinely enters into forward purchase contracts with suppliers under which the Company commits to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to several years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time the Company enters into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by the Company. As of February 2, 2014, the Company had approximately $63 million of commitments under ingredient and other forward purchase contracts. While the Company has multiple suppliers for most of its ingredients, the termination of the Company’s relationships with vendors with whom the Company has forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect the Company’s results of operations and cash flows.

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

Note 15 — Shareholders’ Equity

   Share-Based Compensation for Employees and Directors

     The Company’s shareholders have approved the Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock awards, performance unit awards, performance share awards, stock appreciation rights and phantom stock awards.

     The 2012 Plan provides for the issuance of approximately 4.8 million shares of Company common stock (as adjusted to reflect forfeitures and expirations subsequent to January 29, 2012 of awards issued under predecessor plans, pursuant to the 2012 Plan), of which approximately 3.2 million remain available for grant through June 2022. Any shares that are subject to options or stock appreciation rights awarded under the 2012 Plan will be counted against the 2012 Plan limit as one share for every one share granted, and any shares that are subject to 2012 Plan awards other than options or stock appreciation rights will be counted against this limit as one and thirty three-hundredths (1.33) shares for every one share granted. The 2012 Plan provides that options may be granted with exercise prices not less than the closing sale price of the Company’s common stock on the date of grant.

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

     The aggregate cost of SBP awards charged to earnings for fiscal 2014, 2013 and 2012 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock or restricted stock units during any of the periods.

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Costs charged to earnings related to:
Stock options	$1,865	$1,537	$3,480
Restricted stock and restricted stock units	4,587	5,264	3,219
Total costs	$6,452	$6,801	$6,699

Costs included in:
Direct operating expenses	$2,487	$2,614	$2,829
General and administrative expenses	3,965	4,187	3,870
Total costs	$6,452	$6,801	$6,699

     The fair value of stock options was estimated using the Black-Scholes option pricing model. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2012 Plan and predecessor plans. The weighted average assumptions used in valuing stock options in are set forth in the following table. There were no stock options granted in fiscal 2013.

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Expected life of option	7.0 years	N/A	7.0 years
Risk-free interest rate	2.19%	N/A	1.41%
Expected volatility of stock	65.0%	N/A	70.0%
Expected dividend yield	-	N/A	-

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

     The number of options granted and the aggregate and weighed average fair value of such options were as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Weighted average fair value per share of options granted	$11.17	N/A	$4.64
Total number of options granted	251,000	N/A	1,040,000
Total fair value of all options granted	$2,804,800	N/A	$4,824,200

     The following table summarizes stock option transactions for fiscal 2014, 2013 and 2012.

				Weighted
				Average
		Weighted Average	Aggregate	Remaining
	Shares Subject	Exercise Price Per	Intrinsic	Contractual
	to Option	Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at January 30, 2011	5,933,700	$9.77	$12,507	6.5 years
Granted	1,040,000	$7.00
Exercised	(396,900)	$2.61	$2,721
Expired	(504,000)	$17.60
Forfeited	(263,400)	$3.91
Outstanding at January 29, 2012	5,809,400	$9.35	$14,572	6.6 years
Granted	-	$-
Exercised	(128,000)	$1.93	$947
Expired	(304,900)	$34.40
Forfeited	(170,000)	$6.84
Outstanding at February 3, 2013	5,206,500	$8.15	$36,388	5.8 years
Granted	251,000	$17.47
Exercised	(459,500)	$5.25	$5,324
Expired	(391,000)	$38.66
Forfeited	-	$-
Outstanding at February 2, 2014	4,607,000	$6.27	$51,044	5.7 years
Exercisable at February 2, 2014	3,794,800	$5.45	$45,195	5.1 years

     Additional information regarding stock options outstanding as of February 2, 2014 is as follows:

			Options Outstanding			Options Exercisable

				Weighted Average
				Remaining
				Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices			Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.40	- $	3.41	2,026,600	4.8	$2.57	2,026,600	$2.57
$6.39	- $	9.71	2,035,000	6.7	$7.25	1,473,800	$7.41
$12.52	- $	17.47	520,400	5.5	$15.56	269,400	$13.77
$34.17	- $	34.17	25,000	0.2	$34.17	25,000	$34.17

     In addition to stock options, the Company periodically has awarded restricted stock and restricted stock units (which are settled in common stock). The following table summarizes changes in unvested restricted stock and restricted stock unit awards for fiscal 2014, 2013 and 2012:

		Weighted
		Average Grant
	Unvested	Date Fair
	Shares	Value
Unvested at January 30, 2011	1,004,500	$4.16
Granted	668,400	$7.65
Vested	(549,300)	$4.95
Forfeited	(67,100)	$4.42
Unvested at January 29, 2012	1,056,500	$5.95
Granted	757,700	$10.28
Vested	(497,300)	$5.76
Forfeited	(78,700)	$6.49
Unvested at February 3, 2013	1,238,200	$8.65
Granted	300,200	$18.14
Vested	(509,900)	$8.46
Forfeited	(52,600)	$7.38
Unvested at February 2, 2014	975,900	$11.73

     The total fair value as of the grant date of the restricted stock and restricted stock unit awards vesting during fiscal 2014, 2013 and 2012 was $4.3 million, $2.9 million and $2.7 million, respectively.

     As of February 2, 2014, the total unrecognized compensation cost related to SBP awards was approximately $9.7 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.5 years.

     At February 2, 2014, there were approximately 8.8 million shares of common stock reserved for issuance pursuant to awards granted under the 2012 Plan and predecessor plans.

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

     As of February 2, 2014, the Company had approximately $174 million of federal net operating losses, as well as state net operating losses and federal foreign tax credits, that can be carried forward to future years to reduce the amount of taxes payable by the Company in subsequent years. These carryforwards are more fully described in Note 3. These net operating loss carryforwards expected to be realized in future had a carrying value of approximately $68 million as of February 2, 2014.

     Under the Internal Revenue Code (the “Code”), the Company’s ability to make use of these carryforwards would be subject to limitation in the event of a significant change in ownership of the Company’s common shares by shareholders owning 5% or more of the Company’s shares. Specifically, a cumulative change of more than 50% of the Company’s shares during any three year period by shareholders owning 5% or more of the Company’s stock would trigger a limitation. Certain Company actions, including share repurchases, would also add to the cumulative ownership change.

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

     Under the Plan, the Board is granted the discretion to exempt persons from the 4.99% threshold if it were to determine that such ownership is in the best interests of shareholders and not inconsistent with the purpose of the Plan. During fiscal 2014, the Board granted one person a limited exemption from the 4.99% threshold.

     Shareholders of the Company as of January 14, 2013 holding 4.99% or more of the Company’s outstanding shares of common stock are exempt from the provisions of the Plan unless they thereafter make additional purchases. The Plan will expire upon redemption or exchange of the Rights or if the net operating loss carryforwards are utilized in all material respects or are no longer available in any material respect. Otherwise, the Plan will expire no later than the close of business on January 14, 2019, unless extended by the Board.

     The Plan should not interfere with any merger or other business combination that is in the best interests of the Company and its shareholders because the Rights may be redeemed by the Company at $0.01 per Right in cash prior to the time the Rights become exercisable.

   Repurchases of Common Shares

     On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. Subsequent to February 2, 2014, the Board of Directors increased such authorization to $80 million. This authorization does not have an expiration date. Through February 2, 2014, the Company repurchased 1,185,000 shares under the $80 million repurchase authorization. The average price was $18.85 per share, for a total cost of $22.3 million, of which approximately $20.5 million was settled prior to year end.

     In fiscal 2013, the Company repurchased $20 million of its common stock pursuant to an earlier authorization.

     During each of the last three fiscal years, the Company permitted holders of restricted stock awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. The aggregate fair value of common shares surrendered related to the vesting of restricted stock awards was $2.6 million, $758,000 and $1.0 million in fiscal 2014, 2013 and 2012, respectively. The aggregate fair value of the surrendered shares has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

     The following table summarizes repurchases of common stock for fiscal 2014, 2013 and 2012:

	Year Ended
	February 2,		February 3,		January 29,
	2014		2013		2012
		Common		Common		Common
	Shares	Stock	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share
repurchase authorization	1,185	$22,342	3,113	$20,000	-	$-
Shares surrendered in reimbursement
for withholding taxes	136	2,560	100	758	128	1,004
	1,321	$24,902	3,213	$20,758	128	$1,004

Note 16 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Impairment of long-lived assets - current period charges	$-	$-	$60
Lease termination costs	1,374	306	733
Total impairment charges and lease termination costs	$1,374	$306	$793

     The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. Impairment charges related to Company Stores long-lived assets were approximately $60,000 in fiscal 2012. Such charges relate to an underperforming store, which management believed would not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management had not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals and doughnut-making and other equipment.

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

     In late November 2013, the Fairfax County court entered a judgment against the Company in its dispute with the landlord of a former Company commissary in Lorton, Virginia. Following entry of the judgment, as more fully described in Note 14, the Company recorded an additional lease termination charge of approximately $1.4 million related to the matter, and in the fourth quarter settled with the landlord on all issues in exchange for a payment by the Company of $1.8 million.

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$646	$709	$1,995
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from settlements
with lessors and adjustments of previous estimates	1,351	276	656
Accretion of discount	23	30	77
Total provision	1,374	306	733
Payments on unexpired leases, including settlements with lessors	(1,842)	(369)	(2,019)
Balance at end of year	$178	$646	$709
Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$74	$464	$458
Other long-term obligations and deferred credits	104	182	251
	$178	$646	$709

Note 17 — Related Party Transactions

     All franchisees are required to purchase doughnut mix and production equipment from the Company. Revenues include $9.4 million, $8.9 million and $9.5 million in fiscal 2014, 2013 and 2012, respectively, of KK Supply Chain sales to stores owned by franchisees in which the Company had an ownership interest. Revenues also include royalties from these franchisees of $1.3 million, $1.3 million and $1.8 million in fiscal 2014, 2013 and 2012, respectively. Trade receivables from these franchisees are included in receivables from related parties as described in Note 4. These transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

     The Company’s franchisee for the Middle East is an affiliate of an entity which was the beneficial owner of approximately 13% of the Company’s common stock. On February 11, 2013, the affiliate reported that as of December 20, 2012, it no longer held an investment in the Company. The Company had transactions in the normal course of business with this franchisee (including sales of doughnut mix and equipment to the franchisee and royalties payable to the Company by the franchisee based on its sales at Krispy Kreme franchise stores) totaling approximately $6.7 million in fiscal 2013 and $7.8 million in fiscal 2012. Such transactions were conducted pursuant to development and franchise agreements, the terms of which are substantially the same as the agreements with other international franchisees.

Note 18 — Employee Benefit Plans

     The Company has a 401(k) savings plan (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. The Company currently matches 50% of the first 6% of compensation contributed by each employee to the 401(k) Plan. Contributions expense for this plan totaled approximately $860,000 in fiscal 2014, $820,000 in fiscal 2013 and $820,000 in fiscal 2012.

     The Company also has a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of the Company’s general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $2.6 million and $1.8 million at February 2, 2014 and February 3, 2013, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 2, 2014 and February 3, 2013.

	February 2, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,585	$-	$-
Liabilities:
Agricultural commodity futures contracts	$313	$-	$-

	February 3, 2013
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$1,816	$-	$-
Interest rate derivative	-	16	-
Total assets	$1,816	$16	$-
Liabilities:
Agricultural commodity futures contracts	$15	$-	$-

     The fair value of the interest rate derivative at February 3, 2013 was estimated based on an indicative bid price.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     The following table presents the nonrecurring fair value measurements recorded during fiscal 2012. There were no such measurements recorded in fiscal 2014 or 2013.

	Year Ended January 29, 2012
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$1,130	$-	$(60)
Lease termination liabilities	-	-	-	-

Long-Lived Assets

     During the year ended January 29, 2012, long-lived assets with an aggregate carrying value of $1.2 million were written down to their estimated fair values of $1.1 million, resulting in recorded impairment charges of $60,000 as described in Note 16. During fiscal 2012, the Company recorded impairment charges related to long-lived assets, including real properties, the fair values of which were estimated based on the present value of estimated future cash flows and independent appraisals, and doughnut-making and other equipment. The charges relate to a store which management believed would not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management had not yet decided to close. These inputs are classified as Level 2 within the valuation hierarchy.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of February 2, 2014 and February 3, 2013 were as follows:

	February 2, 2014		February 3, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$55,748	$55,748	$66,332	$66,332
Receivables	25,268	25,268	25,627	25,627
Receivables from equity method franchisees	675	675	705	705
Interest rate derivative	-	-	16	16

Liabilities:
Accounts payable	16,788	16,788	12,198	12,198
Agriculture commodity futures contracts	313	313	15	15
Long-term debt and capital lease obligations (including current maturities)	2,003	2,003	25,743	25,743

     The fair value of the 2011 Term Loan (included within long-term debt and capital lease obligations) at February 3, 2013 was estimated based on an indicative bid price, valuation input Level 2. The carrying values of all other financial instruments approximate their fair values at February 2, 2014 and February 3, 2013.

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At February 2, 2014, the Company had commodity derivatives with an aggregate contract volume of 300,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     Borrowings under the Company’s secured credit facility bear interest at variable rates based upon either the lender’s prime rate, the Fed funds rate or LIBOR. To the extent there are borrowings outstanding under this facility, interest expense may be affected by changes in these short-term interest rates and increases in those rates may adversely affect the Company’s results of operations.

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan; the $516,000 unrealized loss on the contract previously included in accumulated other comprehensive income was reclassified to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of February 2, 2014 and February 3, 2013:

		Liability Derivatives
		Fair Value
Derivatives Not Designated as		February 2,	February 3,
Hedging Instruments	Balance Sheet Location	2014	2013
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$313	$15

		Asset Derivatives
		Fair Value
		February 2,	February 3,
Derivatives Designated as a Cash Flow Hedge	Balance Sheet Location	2014	2013
		(In thousands)
Interest rate derivative	Other assets	$-	$16

     The effect of derivative instruments on the consolidated statement of income for the year ended February 2, 2014, February 3, 2013 and January 29, 2012, was as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	February 2,	February 3,	January 29,
Instruments	Recognized in Income	2014	2013	2012
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(1,459)	$837	$(451)
Gasoline commodity futures contracts	Direct operating expenses	-	-	(31)
Total		$(1,459)	$837	$(482)

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Year Ended
	Location of Derivative Gain or (Loss)	February 2,	February 3,	January 29,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2014	2013	2012
		(In thousands)
Interest rate derivative	Interest expense	$(39)	$(34)	$-

Interest rate derivative	Loss on retirement of debt	$(516)	$-	$-

     The effect of derivative instruments on other comprehensive income for the years end February 2, 2014, February 3, 2013 and January 29, 2012, was as follows:

		Amount of Derivative Gain
		or (Loss) Recognized in OCI
		Year Ended
	Derivative Gain or (Loss) Recognized in	February 2,	February 3,	January 29,
Derivatives Designated as a Cash Flow Hedge	OCI	2014	2013	2012
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$36	$(3)	$(549)
	Less-income tax effect	(14)	1	213
		$22	$(2)	$(336)
	Loss on cash flow hedge
	reclassified to net income,
	previously charged to other
	comprehensive income	516	-	-
	Less - income tax effect	(200)	-	-
		316	-	-
	Net change in amount recognized
	in OCI	$338	$(2)	$(336)

Note 21 — Acquisitions and Divestitures

   Acquisition of Krispy Kreme Shops

     In December 2013, the Company acquired the land, building and doughnut-making equipment at a facility in Illinois. Such facility was being operated as a Krispy Kreme shop pursuant to a management agreement approved by the Company between the facility’s former owner and one of the Company’s franchisees. The management agreement was terminated in connection with the Company’s acquisition of the facility, and was replaced by an operating agreement between the Company and the franchisee. Pursuant to the operating agreement, the Company has agreed to permit the franchisee to continue to operate the facility for its account through June 2014 in exchange for monthly rental payments, and the payment of amounts based on the facility’s sales equivalent to the amounts that would be payable to the Company if the facility were subject to a franchise agreement. The operating agreement contemplates that the Company will assume operation of the facility for its own account in July 2014. The aggregate purchase price for the facility was approximately $1.6 million cash.

     On August 30, 2012, the Company acquired the assets and operations of one of its franchisees in exchange for $915,000 cash. The acquired assets consisted principally of two Krispy Kreme stores. The allocation of the purchase price was as follows: $464,000 to property and equipment, $8,000 to other assets, and the balance of $443,000 to reacquired franchise rights. The Company’s results of operations for the year ended February 3, 2013 on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods are not materially different from the Company’s historical results of operations and, accordingly, have been omitted. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements.

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

     On September 27, 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, of three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After the Company’s acquisition of the assets, the franchisee continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the 20% minimum amount of the purchase price required by GAAP to recognize a gain on the sale, the Company initially deferred recognition of the $1.7 million gain, and such deferred gain was reflected as a reduction in the carrying value of the note receivable. Subsequently, the Company reported the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. During the third quarter of fiscal 2014, the cumulative investment made by the franchisee to acquire the assets first exceeded the required 20% of the purchase price and, accordingly, the Company recognized the deferred gain of $1.7 million, which is included as a reduction in direct operating expenses of the Domestic Franchise segment.

Note 22 — Selected Quarterly Financial Data (Unaudited)

     The tables below present selected quarterly financial data for fiscal 2014 and 2013. The quarter ended February 3, 2013 contained 14 weeks.

	Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2013	2013	2013	2014
	(In thousands, except per share data)
Revenues	$120,625	$112,729	$114,231	$112,746
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	96,558	93,806	92,466	93,302
General and administrative expenses	6,055	5,655	5,730	7,709
Depreciation and amortization expense	2,820	2,664	2,788	2,834
Impairment charges and lease termination costs	8	4	1,531	(169)
Operating income	15,184	10,600	11,716	9,070
Interest income	61	70	341	144
Interest expense	(437)	(354)	(131)	(135)
Loss on retirement of debt	-	(967)	-	-
Equity in losses of equity method franchisees	(53)	(60)	(61)	(47)
Other non-operating income and (expense), net	(5)	(1)	29	96
Income before income taxes	14,750	9,288	11,894	9,128
Provision for income taxes	6,751	4,571	5,114	(5,632)
Net income	$7,999	$4,717	$6,780	$14,760
Earnings per common share:
Basic	$0.12	$0.07	$0.10	$0.22
Diluted	$0.11	$0.07	$0.09	$0.21

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

	Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2013	2013	2013	2014
	(In thousands)
Revenues by business segment:
Company Stores	$81,921	$75,689	$74,886	$74,329
Domestic Franchise	2,871	2,799	3,026	3,143
International Franchise	6,445	6,057	6,205	6,900
KK Supply Chain:
Total revenues	59,811	57,201	58,304	55,913
Less - intersegment sales elimination	(30,423)	(29,017)	(28,190)	(27,539)
External KK Supply Chain revenues	29,388	28,184	30,114	28,374
Total revenues	$120,625	$112,729	$114,231	$112,746

Operating income:
Company Stores	$5,314	$1,790	$2,599	$1,631
Domestic Franchise	1,439	1,526	3,156	1,962
International Franchise	4,531	4,239	4,449	4,758
KK Supply Chain	10,239	8,999	9,098	8,617
Total segment operating income	21,523	16,554	19,302	16,968
General and administrative expenses	(6,055)	(5,655)	(5,730)	(7,709)
Corporate depreciation and amortization expense	(276)	(295)	(325)	(358)
Impairment charges and lease termination costs	(8)	(4)	(1,531)	169
Consolidated operating income	$15,184	$10,600	$11,716	$9,070

	Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2012	2012	2012	2013
	(In thousands, except per share data)
Revenues	$108,496	$102,115	$107,087	$118,145
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	88,691	85,657	90,220	98,260
General and administrative expenses	6,458	4,770	5,083	8,778
Depreciation and amortization expense	2,482	2,399	2,357	2,653
Impairment charges and lease termination costs	31	55	216	4
Operating income	10,834	9,234	9,211	8,450
Interest income	27	61	14	12
Interest expense	(398)	(420)	(384)	(440)
Equity in losses of equity method franchisees	(50)	(53)	(47)	(52)
Other non-operating income and (expense), net	78	79	80	80
Income before income taxes	10,491	8,901	8,874	8,050
Provision for income taxes	4,465	3,972	3,830	3,270
Net income	$6,026	$4,929	$5,044	$4,780
Earnings per common share:
Basic	$0.09	$0.07	$0.08	$0.07
Diluted	$0.08	$0.07	$0.07	$0.07

     The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

	Quarter Ended
	April 29,	July 29,	October 28,	February 3,
	2012	2012	2012	2013
	(In thousands)
Revenues by business segment:
Company Stores	$73,341	$69,338	$72,493	$81,322
Domestic Franchise	2,633	2,430	2,498	2,764
International Franchise	6,027	5,781	6,024	7,109
KK Supply Chain:
Total revenues	53,785	51,465	52,825	57,337
Less - intersegment sales elimination	(27,290)	(26,899)	(26,753)	(30,387)
External KK Supply Chain revenues	26,495	24,566	26,072	26,950
Total revenues	$108,496	$102,115	$107,087	$118,145

Operating income:
Company Stores	$2,948	$338	$1,985	$3,263
Domestic Franchise	1,569	1,329	1,174	1,518
International Franchise	4,494	4,162	4,301	4,430
KK Supply Chain	8,477	8,392	7,312	8,269
Total segment operating income	17,488	14,221	14,772	17,480
General and administrative expenses	(6,458)	(4,770)	(5,083)	(8,778)
Corporate depreciation and amortization expense	(165)	(162)	(262)	(248)
Impairment charges and lease termination costs	(31)	(55)	(216)	(4)
Consolidated operating income	$10,834	$9,234	$9,211	$8,450

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of February 2, 2014, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of February 2, 2014, the Company’s disclosure controls and procedures were effective.

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

     Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2014, using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of February 2, 2014, based on the COSO criteria.

     The effectiveness of the Company’s internal control over financial reporting as of February 2, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

     During the quarter ended February 2, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this item is contained under the captions “Corporate Governance,” “Board of Directors,” “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 17, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

NYSE and SEC Certifications

     In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on July 16, 2013 and contained no qualifications.

     We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     The information required by this item is contained under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 17, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained under the captions “Voting Securities and Principal Shareholders” and “Equity Compensation Plan Information” in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 17, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

     The information required by this item is contained under the captions “Corporate Governance” and “Transactions with Related Persons” in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 17, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained under the caption “Information Related to Our Independent Registered Public Accounting Firm” in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 17, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)		Financial Statements and Schedules

	1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”	76

	2.	Financial Statement Schedules.
		For each of the three fiscal years in the period ended February 2, 2014:
		Schedule I — Condensed Financial Information of Registrant	123

	3.	Exhibits.	127

Exhibit
Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)
3.3	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
4.2	—	Tax Asset Protection Plan between the Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of January 14, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 15, 2013)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)

10.2		—	Amended and Restated Employment Agreement, dated as of June 30, 2013, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and James H. Morgan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2013)**
10.3		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Douglas R. Muir (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.4	*	—	Employment Agreement, dated as of March 24, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daniel L. Beem**
10.5		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Kenneth J. Hudson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.6		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and M. Bradley Wall (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.7		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.8		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Darryl R. Marsch (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.9		—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Dwayne Chambers (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)*
10.10		—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.11		—	1998 Stock Option Plan dated August 6, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on February 22, 2000)**
10.12		—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.13		—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009) **
10.14		—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.15		—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.16		—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.17		—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.18		—	2012 Stock Incentive Plan, effective June 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012)**
10.19		—	Form of Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.20		—	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**

10.21		—	Form of Restricted Stock Award Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.22		—	Form of Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.23		—	Form of Director Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.24		—	Form of Director Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.25		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.26		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.27		—	Credit Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.28		—	Pledge and Security Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.29		—	Guaranty Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.30		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.31		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas and Michael Sutton) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.32		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23	*	—	Consent of PricewaterhouseCoopers LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		—	The following materials from our Annual Report on Form 10-K for the year ended February 2, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for each of the three years in the period ended February 2, 2014 ; (ii) the Consolidated Statement of Comprehensive Income for each of the three years in the period ended February 2, 2014 (iii) the Consolidated Balance Sheet as of February 2, 2014 and February 3, 2013; (iv) the Consolidated Statement of Cash Flows for each of the three years in the period ended February 2, 2014 ; (v) the Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended February 2, 2014 ; and (vi) the Notes to the Consolidated Financial Statements

____________________

*	Filed herewith

**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: April 3, 2014	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on: April 3, 2014.

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
Togo D. West, Jr.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF INCOME

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands, except per share amounts)
Equity in income of subsidiaries	$34,256	$20,779	$166,269
Miscellaneous expenses	-	-	-
Income before income taxes	34,256	20,779	166,269
Provision for income taxes	-	-	-
Net income	$34,256	$20,779	$166,269

Earnings per common share:
Basic	$0.51	$0.31	$2.40
Diluted	$0.48	$0.30	$2.33

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
Net income	$34,256	$20,779	$166,269
Other comprehensive income (loss)	338	(2)	(302)
Comprehensive income	$34,594	$20,777	$165,967

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	February 2,	February 3,
	2014	2013
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$265,093	$246,432

SHAREHOLDERS’ EQUITY

Preferred stock	$-	$-
Common stock	338,135	354,068
Accumulated other comprehensive loss	-	(338)
Accumulated deficit	(73,042)	(107,298)
Total shareholders’ equity	$265,093	$246,432

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$34,256	$20,779	$166,269
Equity in income of subsidiaries	(34,256)	(20,779)	(166,269)
Net cash provided by (used for) operating activities	-	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	20,540	20,502	(32)
Net cash provided by (used for) investing activities	20,540	20,502	(32)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,517	247	1,036
Proceeds from exercise of warrants	-	9	-
Repurchase of common shares	(23,057)	(20,758)	(1,004)
Net cash provided by (used for) financing activities	(20,540)	(20,502)	32
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-