Form 10-Q
period 2014-05-04
KRISPY KREME DOUGHNUTS INC
filed 2014-06-13
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
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

     Number of shares of Common Stock, no par value, outstanding as of May 30, 2014: 64,214,174.

     As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2015 and fiscal 2014 mean the fiscal years ending February 1, 2015 and February 2, 2014, respectively.

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

  risks associated with the use and implementation of information technology; and

  other factors discussed in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2014 (the “2014 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands, except per share amounts)
Revenues	$121,580	$120,625
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	95,172	96,558
General and administrative expenses	7,047	6,055
Depreciation and amortization expense	3,173	2,820
Impairment charges and lease termination costs	8	8
Operating income	16,180	15,184
Interest income	171	61
Interest expense	(143)	(437)
Equity in losses of equity method franchisees	(57)	(53)
Other non-operating income and (expense), net	168	(5)
Income before income taxes	16,319	14,750
Provision for income taxes	6,663	6,751
Net income	$9,656	$7,999

Earnings per common share:
Basic	$0.15	$0.12
Diluted	$0.14	$0.11

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Net income	$9,656	$7,999
Other comprehensive income:
Unrealized gain on cash flow hedge	-	10
Less income taxes	-	(4)
Total other comprehensive income	-	6
Comprehensive income	$9,656	$8,005

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 4,	February 2,
	2014	2014
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,555	$55,748
Receivables	27,512	25,268
Receivables from equity method franchisees	721	675
Inventories	16,689	16,750
Deferred income taxes	23,794	23,847
Other current assets	7,463	5,199
Total current assets	119,734	127,487
Property and equipment	96,610	92,823
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	24,083	24,097
Deferred income taxes	77,352	83,461
Other assets	10,863	10,678
Total assets	$328,642	$338,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$313	$344
Accounts payable	16,765	16,788
Accrued liabilities	26,392	29,276
Total current liabilities	43,470	46,408
Capital lease obligations, less current portion	1,633	1,659
Other long-term obligations and deferred credits	26,527	25,386

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 64,568 shares and 64,940 shares
outstanding, respectively	320,398	338,135
Accumulated other comprehensive income	-	-
Accumulated deficit	(63,386)	(73,042)
Total shareholders’ equity	257,012	265,093
Total liabilities and shareholders’ equity	$328,642	$338,546

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,656	$7,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,173	2,820
Deferred income taxes	6,162	6,105
Accrued rent expense	140	217
(Gain) loss on disposal of property and equipment	42	(147)
Share-based compensation	1,167	946
Provision for doubtful accounts	(32)	52
Amortization of deferred financing costs	27	124
Equity in losses of equity method franchisees	57	53
Unrealized (gains) on agricultural derivative positions	(1,402)	(190)
Other	3	17
Cash provided by operations	18,993	17,996
Change in assets and liabilities:
Receivables	(2,271)	(495)
Inventories	61	(2,132)
Other current and non-current assets	(682)	3,084
Accounts payable and accrued liabilities	(2,279)	(4,290)
Other long-term obligations and deferred credits	(161)	230
Net cash provided by operating activities	13,661	14,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,869)	(5,459)
Proceeds from disposals of property and equipment	133	613
Other investing activities	232	183
Net cash used for investing activities	(6,504)	(4,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(105)	(1,608)
Proceeds from exercise of stock options	6,232	269
Repurchase of common shares	(25,477)	-
Net cash used for financing activities	(19,350)	(1,339)
Net increase (decrease) in cash and cash equivalents	(12,193)	8,391
Cash and cash equivalents at beginning of period	55,748	66,332
Cash and cash equivalents at end of period	$43,555	$74,723
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$520	$12

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 2, 2014	64,940	$338,135	$-	$(73,042)	$265,093
Comprehensive income for the three months
ended May 4, 2014	-	-	-	9,656	9,656
Exercise of stock options	1,057	6,232	-	-	6,232
Share-based compensation	8	1,167	-	-	1,167
Repurchase of common shares	(1,437)	(25,136)	-	-	(25,136)
Balance at May 4, 2014	64,568	$320,398	$-	$(63,386)	$257,012

Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the three months
ended May 5, 2013	-	-	6	7,999	8,005
Exercise of stock options	122	269	-	-	269
Share-based compensation	9	946	-	-	946
Balance at May 5, 2013	65,487	$355,283	$(332)	$(99,299)	$255,652

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

Significant Accounting Policies

     BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2014 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2014 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 2, 2014 were derived from the Company’s audited financial statements but do not include all disclosures required by GAAP.

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

     EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and the vesting of currently unvested restricted stock units.

     The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Numerator: net income	$9,656	$7,999
Denominator:
Basic earnings per share - weighted average shares outstanding	66,522	67,012
Effect of dilutive securities:
Stock options	2,607	2,751
Restricted stock units	617	815
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	69,746	70,578

     Stock options with respect to 173,000 and 617,000 shares for the three months ended May 4, 2014 and May 5, 2013, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

	May 4,	May 5,
	2014	2013
	(In thousands)
Accumulated other comprehensive loss:
Unrealized losses on cash flow hedge	$-	$(542)
Less: deferred income taxes	-	210
Balance at end of period, net of tax	$-	$(332)

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

     In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2 — Segment Information

     The Company’s operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale sales channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies and doughnut-making equipment to both Company and franchisee-owned stores.

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

     The following table presents the results of operations of the Company’s operating segments for the three months ended May 4, 2014 and May 5, 2013. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization, and impairment charges and lease termination costs.

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Revenues:
Company Stores	$80,448	$81,921
Domestic Franchise	3,499	2,871
International Franchise	6,581	6,445
KK Supply Chain:
Total revenues	60,312	59,811
Less – intersegment sales elimination	(29,260)	(30,423)
External KK Supply Chain revenues	31,052	29,388
Total revenues	$121,580	$120,625

Operating income:
Company Stores	$4,416	$5,314
Domestic Franchise	2,156	1,439
International Franchise	4,280	4,531
KK Supply Chain	12,754	10,239
Total segment operating income	23,606	21,523
General and administrative expenses	(7,047)	(6,055)
Corporate depreciation and amortization expense	(371)	(276)
Impairment charges and lease termination costs	(8)	(8)
Consolidated operating income	$16,180	$15,184

Depreciation and amortization expense:
Company Stores	$2,584	$2,354
Domestic Franchise	46	14
International Franchise	1	3
KK Supply Chain	171	173
Corporate	371	276
Total depreciation and amortization expense	$3,173	$2,820

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

     The valuation allowance of $2.7 million at May 4, 2014 and February 2, 2014 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased, which adversely affects the Company’s ability to realize the net operating loss carryforwards because the Company has little income earned in or apportioned to those states.

     The realization of deferred income tax assets is dependent on future events. While management believes its forecast of the amount of deferred tax assets expected to be realized is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

Note 4 — Receivables

     The components of receivables are as follows:

	May 4,	February 2,
	2014	2014
	(In thousands)
Receivables:
Wholesale customers	$10,198	$9,919
Unaffiliated franchisees	11,396	10,934
Due from third-party distributors	4,273	3,262
Other receivables	1,104	640
Current portion of notes receivable	766	754
	27,737	25,509
Less — allowance for doubtful accounts:
Wholesale customers	(175)	(191)
Unaffiliated franchisees	(50)	(50)
	(225)	(241)
	$27,512	$25,268

Receivables from equity method franchisees (Note 6):
Trade	$721	$675

     The changes in the allowance for doubtful accounts are summarized as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$241	$615
Provision for doubtful accounts	(13)	69
Net recoveries (chargeoffs)	(3)	22
Balance at end of period	$225	$706

Allowance for doubtful accounts related to receivables from equity method franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(16)	(17)
Net recoveries (chargeoffs)	16	17
Balance at end of period	$-	$-

     The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	May 4,	February 2,
	2014	2014
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$3,738	$3,980
Less — portion due within one year included in receivables	(766)	(754)
Less — allowance for doubtful accounts	(51)	(54)
	$2,921	$3,172

     Notes receivable at May 4, 2014 and February 2, 2014 consist principally of amounts payable to the Company related to a refranchising transaction, the sale of certain leasehold interests to a franchisee, and to sales of equipment.

     The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Balance at beginning of period	$54	$62
Provision for doubtful accounts	(3)	-
Balance at end of period	$51	$62

     In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $2.9 million at May 4, 2014 and February 2, 2014 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. During the three months ended May 4, 2014 and May 5, 2013, the Company collected $8,000 and $42,000, respectively, related to these promissory notes and recorded such collections in revenues as received.

     Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $1.3 million at May 4, 2014 and $1.5 million at February 2, 2014 arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009 and, payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. The note receivable is not reflected as an asset in the accompanying consolidated balance sheet at May 4, 2014 or February 2, 2014. Because of the uncertainty of recovery of amounts advanced to KKSF, the Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. During the three months ended May 4, 2014, the Company collected $170,000 related to this promissory note.

Note 5 — Inventories

     The components of inventories are as follows:

	May 4,	February 2,
	2014	2014
	(In thousands)
Raw materials	$6,661	$6,200
Work in progress	140	114
Finished goods and purchased merchandise	9,888	10,436
	$16,689	$16,750

Note 6 — Investments in Franchisees

     As of May 4, 2014, the Company had an ownership interest in three franchisees, the net carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 4, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$329	$106
Kremeworks Canada, LP	24.5%	-	36	-
Krispy Kreme of South Florida, LLC	35.3%	-	356	-
		900	721	$106
Less: reserves and allowances		(900)	-
		$-	$721

	February 2, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$280	$140
Kremeworks Canada, LP	24.5%	-	19	-
Krispy Kreme of South Florida, LLC	35.3%	-	376	-
		900	675	$140
Less: reserves and allowances		(900)	-
		$-	$675

     The loan guarantee amounts in the preceding tables represent the portion of the principal amount outstanding under the related loan that is subject to the Company’s guarantee.

     The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and has guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness which, as amended, matures in October 2014. The aggregate amount of such indebtedness was approximately $530,000 at May 4, 2014. The Company does not believe that it will be required to perform under the Kremeworks guarantee.

Note 7 — Credit Facilities and Capital Lease Obligations

     Capital lease obligations consist of the following:

	May 4,	February 2,
	2014	2014
	(In thousands)
Capital lease obligations	$1,946	$2,003
Less: current portion	(313)	(344)
	$1,633	$1,659

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

     Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of May 4, 2014, the Applicable Margin was 1.25%.

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

     As of May 4, 2014, the Company’s leverage ratio was 0.2 to 1.0 and the fixed charge coverage ratio was 3.8 to 1.0.

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

     The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $30.8 million of unused credit under the 2013 Revolving Credit Agreement as of May 4, 2014.

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

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan. In the second quarter of fiscal 2014, the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to earnings in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

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

Pending Litigation

   K2 Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision. The Court of Appeals docketed that appeal for consideration without oral argument on June 4, 2014; the Company expects the Court to render a decision in due course.

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

Other Commitments and Contingencies

     The Company’s primary bank had issued letters of credit on behalf of the Company totaling $9.2 million at May 4, 2014, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

     The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

     The aggregate cost of SBP awards charged to earnings for the three months ended May 4, 2014 and May 5, 2013 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Costs charged to earnings related to:
Stock options	$335	$217
Restricted stock units	832	729
Total costs	$1,167	$946

Costs included in:
Direct operating expenses	$703	$496
General and administrative expenses	464	450
Total costs	$1,167	$946

Repurchases of Common Stock

     On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. In the first quarter of fiscal 2015, the Board of Directors increased such authorization to $80 million. The authorization has no expiration date. Through May 4, 2014, the Company repurchased 2,622,500 shares under the repurchase authorization at an average price of $18.10 per share, for a total cost of $47.5 million. During the three months ended May 4, 2014, the Company repurchased 1,437,000 shares under the authorization at an average price of $17.49 per share, for a total cost of $25.1 million. Repurchases of approximately $25.5 million of the shares repurchased were settled during the quarter.

Note 10 — Impairment Charges and Lease Termination Costs

     The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	8	8
Total impairment charges and lease termination costs	$8	$8

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

     The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Balance at beginning of period	$178	$646
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	5	2
Accretion of discount	3	6
Total provision	8	8
Payments on unexpired leases, including settlements with
lessors	(19)	(29)
Balance at end of period	$167	$625

     Included in the lease termination accrual at May 4, 2014 was $76,000 expected to be paid within one year.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 4, 2014 and February 2, 2014.

	May 4, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,833	$-	$-
Agricultural commodity futures contracts	1,089	-	-
Total assets	$3,922	$-	$-

	February 2, 2014
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,585	$-	$-
Liabilities:
Agricultural commodity futures contracts	$313	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

     There were no material nonrecurring fair value measurements recorded during the three months ended May 4, 2014 and May 5, 2013.

Fair Values of Financial Instruments at the Balance Sheet Dates

     The carrying values and approximate fair values of certain financial instruments as of May 4, 2014 and February 2, 2014 were as follows:

	May 4, 2014		February 2, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$43,555	$43,555	$55,748	$55,748
Receivables	27,512	27,512	25,268	25,268
Receivables from equity method franchisees	721	721	675	675
Agricultural commodity futures contracts	1,089	1,089	-	-

Liabilities:
Accounts payable	16,765	16,765	16,788	16,788
Agricultural commodity futures contracts	-	-	313	313
Capital lease obligations (including current portion)	1,946	1,946	2,003	2,003

     The carrying values of all financial instruments approximate their fair values at May 4, 2014 and February 2, 2014.

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

Commodity Price Risk

     The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At May 4, 2014, the Company had commodity derivatives with an aggregate contract volume of 940,000 bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

     The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its secured revolving credit facility. As of May 4, 2014, there were no borrowings outstanding under such facility. During the second quarter of fiscal 2014, the Company repaid in full the remaining balance of its term loan.

     On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan. In the second quarter of fiscal 2014, the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to earnings in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

     The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of May 4, 2014 and February 2, 2014:

		Asset Derivatives
		Fair Value
		May 4,	February 2,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2014	2014
		(In thousands)
Agricultural commodity futures contracts	Other current assets	$1,089	$-

		Liability Derivatives
		Fair Value
		May 4,	February 2,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2014	2014
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$-	$313

     The effects of derivative instruments on the consolidated statement of income for the three months ended May 4, 2014 and May 5, 2013 were as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss)	May 4,	May 5,
Derivatives Not Designated as Hedging Instruments	Recognized in Income	2014	2013
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$1,444	$(170)

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss)	May 4,	May 5,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2014	2013
		(In thousands)
Interest rate derivative	Interest expense	$-	$(19)

		Amount of Derivative Gain or (Loss)
		Recognized in OCI
		Three Months Ended
		May 4,	May 5,
Derivatives Designated as a Cash Flow Hedge	Derivative Gain or (Loss) Recognized in OCI	2014	2013
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$10
	Less - income tax effect	-	(4)
	Net change in amount recognized in OCI	$-	$6

Note 13 — Acquisitions and Divestitures

   Acquisition of Krispy Kreme Shops

     In December 2013, the Company acquired the land, building and doughnut-making equipment at a facility in Illinois. Such facility was being operated as a Krispy Kreme shop pursuant to a management agreement approved by the Company between the facility’s former owner and one of the Company’s franchisees. The management agreement was terminated in connection with the Company’s acquisition of the facility, and was replaced by an operating agreement between the Company and the franchisee. Pursuant to the operating agreement, the Company has agreed to permit the franchisee to continue to operate the facility for its account through June 2014 in exchange for monthly rental payments, and the payment of amounts based on the facility’s sales equivalent to the amounts that would be payable to the Company if the facility were subject to a franchise agreement. The operating agreement contemplates that the Company will assume operation of the facility for its own account in July 2014. The aggregate purchase price for the facility was approximately $1.6 million cash, all of which was allocated to property and equipment.

   Asset Divestitures

     On July 11, 2013, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7.0 million in fiscal 2013, of which approximately 45% represented wholesales sales. The franchise agreements with the new franchisee do not include wholesale sales rights. The Company Stores segment recorded a gain of $876,000 on the refranchising transaction, which was included in direct operating expenses in the second quarter of fiscal 2014. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where the Company has been relieved of the primary lease obligation. The Company leased the other two stores, which the Company owns, to the franchisee. In connection with the refranchising, the Company executed a development agreement with the franchisee to develop 15 additional Krispy Kreme locations in the market through fiscal 2019.

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

Results of Operations

     The following table sets forth operating metrics for the three months ended May 4, 2014 and May 5, 2013.

	Three Months Ended
	May 4,	May 5,
	2014	2013
Change in Same Store Sales (on-premises sales only):
Company stores	(1.5)%	12.2%
Domestic Franchise stores	4.5%	11.8%
International Franchise stores	(4.5)%	(8.0)%
International Franchise stores, in constant dollars(1)	(2.2)%	(4.5)%

Change in Same Store Customer Count - Company stores
(retail sales only)	(4.3)%	11.3%

Average guest check - Company stores (retail sales only)	$7.45	$7.33

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocery/mass merchant	5,206	5,370
Convenience store	4,595	4,481

Average weekly sales per door:
Grocery/mass merchant	$362	$366
Convenience store	253	266

Systemwide Sales (in thousands):(2)
Company stores	$79,818	$81,121
Domestic Franchise stores	87,711	80,986
International Franchise stores	114,511	110,255
International Franchise stores, in constant dollars(3)	114,511	108,115

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$212.2	$203.2
Dual-channel stores:
On-premises	40.0	40.3
Wholesale	50.0	50.9
Total	90.0	91.2
On-premises only stores	38.3	40.4
All factory stores	75.2	80.0
Satellite stores	23.2	23.4
All stores	65.2	67.5

Domestic Franchise stores:
Factory stores	$53.3	$54.3
Satellite stores	18.9	18.6

International Franchise stores:
Factory stores	$40.5	$40.8
Satellite stores	9.7	10.4

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three months ended May 5, 2013 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three months ended May 4, 2014.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three months ended May 4, 2014 and May 5, 2013 include only stores open at the respective period end.

     The Company has revised its methodology for computing its same store sales metric. Under the revised methodology, shops are included in the same store sales computation after 18 months of operation, compared to 13 months under the former methodology. The Company believes that deferring stores’ entry into the same store sales metric until week 79 results in a more meaningful measurement of comparable sales because, in most cases, substantially all of the elevated sales levels typically experienced in the initial weeks following the opening of a new Krispy Kreme shop will no longer be reflected in the metric.

     All same store sales change metrics in this current report reflect the new methodology for all periods. The Company filed a Current Report on Form 8-K on May 8, 2014 providing quarterly tables showing the change in same store sales for Company, domestic franchise and international franchise shops for fiscal 2012 through fiscal 2014 calculated using the revised computational methodology and using the former methodology.

     The change in “same store sales” is computed by dividing the aggregate on-premises sales (including fundraising sales) during the current year period for all stores which had been open for more than 78 consecutive weeks during the current year (but only to the extent such sales occurred in the 79th or later week of each store’s operation) by the aggregate on-premises sales of such stores for the comparable weeks in the preceding year. Once a store has been open for at least 79 consecutive weeks, its sales are included in the computation of same store sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation. The change in same store customer count is similarly computed, but is based upon the number of retail transactions reported in the Company’s point-of-sale system.

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

     The following table sets forth data about the number of systemwide stores as of May 4, 2014 and May 5, 2013.

	May 4,	May 5,
	2014	2013
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	31	34
On-premises only stores	40	33
Satellite stores	19	21
Total Company stores	97	95

Domestic Franchise stores:
Factory stores	109	102
Satellite stores	54	44
Total Domestic Franchise stores	163	146

International Franchise stores:
Factory stores	126	121
Satellite stores	469	411
Total International Franchise stores	595	532

Total systemwide stores	855	773

     The following table sets forth data about the number of store operating weeks for the three months ended May 4, 2014 and May 5, 2013.

	Three Months Ended
	May 4,	May 5,
	2014	2013
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91
Dual-channel stores	403	448
On-premises only stores	505	413
Satellite stores	235	266

Domestic Franchise stores:(1)
Factory stores	1,407	1,307
Satellite stores	688	560

International Franchise stores:(1)
Factory stores	1,393	1,385
Satellite stores	5,906	5,132

(1)	Metrics for the three months ended May 4, 2014 and May 5, 2013 include only stores open at the respective period end.

     The following table sets forth the types and locations of Company stores as of May 4, 2014.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	3	-	-	3
District of Columbia	-	1	-	1
Florida	5	-	-	5
Georgia	11	4	-	15
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	10	3	-	13
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	78	18	1	97

     Changes in the number of Company stores during the three months ended May 4, 2014 and May 5, 2013 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 4, 2014
February 2, 2014	76	18	1	95
Opened	2	-	-	2
Closed	-	-	-	-
May 4, 2014	78	18	1	97

Three months ended May 5, 2013
February 3, 2013	76	20	1	97
Opened	1	-	-	1
Closed	-	-	-	-
Transferred to Domestic Franchise	(3)	-	-	(3)
May 5, 2013	74	20	1	95

     The following table sets forth the types and locations of domestic franchise stores as of May 4, 2014.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	5	3	-	8
Arizona	2	4	-	6
Arkansas	2	-	-	2
California	15	11	3	29
Colorado	2	-	-	2
Connecticut	1	-	3	4
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	3	-	-	3
Iowa	1	-	1	2
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	1	9
Tennessee	1	-	-	1
Texas	13	2	-	15
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	-	1
Total	109	40	14	163

     Changes in the number of domestic franchise stores during the three months ended May 4, 2014 and May 5, 2013 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 4, 2014
February 2, 2014	107	37	15	159
Opened	2	3	-	5
Closed	-	-	(1)	(1)
May 4, 2014	109	40	14	163

Three months ended May 5, 2013
February 3, 2013	99	29	14	142
Opened	-	1	-	1
Closed	-	-	-	-
Transferred from Company Stores	3	-	-	3
May 5, 2013	102	30	14	146

     The types and locations of international franchise stores as of May 4, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	5	1	6	6	18
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Dominican Republic	2011	1	-	2	-	3
India	2013	3	-	6	2	11
Indonesia	2007	1	-	6	8	15
Japan	2007	17	-	36	2	55
Kuwait	2007	1	-	7	6	14
Lebanon	2009	1	-	1	-	2
Malaysia	2010	2	-	2	6	10
Mexico	2004	9	1	37	66	113
Philippines	2007	7	3	31	7	48
Puerto Rico	2009	6	-	-	-	6
Qatar	2008	2	-	-	-	2
Russia	2014	2	-	1	1	4
Saudi Arabia	2008	10	-	67	19	96
Singapore	2014	2	-	1	-	3
South Korea	2005	31	-	52	-	83
Taiwan	2014	2	-	-	1	3
Thailand	2011	3	2	2	5	12
Turkey	2010	1	-	12	9	22
United Arab Emirates	2008	2	-	9	5	16
United Kingdom	2004	13	2	29	7	51
Total		126	9	310	150	595

     Changes in the number of international franchise stores during the three months ended May 4, 2014 and May 5, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended May 4, 2014
February 2, 2014	125	9	296	144	574
Opened	2	-	14	7	23
Closed	(1)	-	-	(1)	(2)
May 4, 2014	126	9	310	150	595

Three months ended May 5, 2013
February 3, 2013	120	9	257	123	509
Opened	3	-	16	8	27
Closed	(2)	-	(2)	-	(4)
May 5, 2013	121	9	271	131	532

Three months ended May 4, 2014 compared to three months ended May 5, 2013

     The following discussion of the Company’s results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

   Non-GAAP Measures

     The Company has substantial net operating loss carryforwards and, accordingly, the Company’s cash payments for income taxes are not significant and are expected to remain insignificant for the foreseeable future. See “Provision for Income Taxes” below.

     Management evaluates the Company’s results of operations using, among other measures, adjusted net income and adjusted earnings per share, which reflect the provision for income taxes only to the extent such taxes are currently payable in cash. In addition, management excludes from adjusted net income charges and credits that are unusual and infrequently occurring. Management believes adjusted net income and adjusted earnings per share are useful performance measures because they more closely measure the cash flows generated by the Company’s operations and the trends in those cash flows than do GAAP net income and earnings per share, and because they exclude the effects of transactions that are not indicative of the Company’s ongoing results of operations.

     Adjusted net income and adjusted earnings per share are non-GAAP measures.

     The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands, except per share amounts)
Net income, as reported	$9,656	$7,999
Provision for deferred income taxes	6,162	6,105
Adjusted net income	$15,818	$14,104

Adjusted earnings per common share:
Basic	$0.24	$0.21
Diluted	$0.23	$0.20

Weighted average shares outstanding:
Basic	66,522	67,012
Diluted	69,746	70,578

   Overview

     Total revenues rose 0.8% to $121.6 million for the three months ended May 4, 2014 compared to $120.6 million for the three months ended May 5, 2013. Exclusive of the effects of refranchising three stores in Kansas and Missouri and three stores in Dallas in February and July of 2013, respectively, revenues rose 2.1%. Consolidated operating income increased to $16.2 million from $15.2 million, and consolidated net income was $9.7 million compared to $8.0 million for the three months ended May 4, 2014 and May 5, 2013, respectively.

     Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$80,448	$81,921
Domestic Franchise	3,499	2,871
International Franchise	6,581	6,445
KK Supply Chain:
Total revenues	60,312	59,811
Less - intersegment sales elimination	(29,260)	(30,423)
External KK Supply Chain revenues	31,052	29,388
Total revenues	$121,580	$120,625

Segment revenues as a percentage of total revenues:
Company Stores	66.2%	67.9%
Domestic Franchise	2.9	2.4
International Franchise	5.4	5.3
KK Supply Chain (external sales)	25.5	24.4
	100.0%	100.0%

Segment operating results:
Company Stores	$4,416	$5,314
Domestic Franchise	2,156	1,439
International Franchise	4,280	4,531
KK Supply Chain	12,754	10,239
Total segment operating income	23,606	21,523
General and administrative expenses	(7,047)	(6,055)
Corporate depreciation and amortization expense	(371)	(276)
Impairment charges and lease termination costs	(8)	(8)
Consolidated operating income	16,180	15,184
Interest income	171	61
Interest expense	(143)	(437)
Equity in losses of equity method franchisee	(57)	(53)
Other non-operating income, net	168	(5)
Income before income taxes	16,319	14,750
Provision for income taxes	6,663	6,751
Consolidated net income	$9,656	$7,999

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 4,	May 5,	May 4,	May 5,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$36,107	$36,017	44.9%	44.0%
Fundraising sales	4,979	4,777	6.2	5.8
Total on-premises sales	41,086	40,794	51.1	49.8
Wholesale sales:
Grocery/mass merchant	24,126	25,234	30.0	30.8
Convenience store	14,428	14,891	17.9	18.2
Other wholesale	808	1,002	1.0	1.2
Total wholesale sales	39,362	41,127	48.9	50.2
Total revenues	80,448	81,921	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	29,530	30,366	36.7	37.1
Shop labor	13,810	13,774	17.2	16.8
Delivery labor	6,119	6,297	7.6	7.7
Employee benefits	5,659	5,346	7.0	6.5
Total cost of sales	55,118	55,783	68.5	68.1
Vehicle costs(1)	4,263	4,423	5.3	5.4
Occupancy(2)	2,600	2,562	3.2	3.1
Utilities expense	1,463	1,406	1.8	1.7
Depreciation expense	2,584	2,354	3.2	2.9
Other store operating expenses	5,768	5,294	7.2	6.5
Total store level costs	71,796	71,822	89.2	87.7
Store operating income	8,652	10,099	10.8	12.3
Other segment operating costs(3)	3,161	3,710	3.9	4.5
Allocated corporate overhead	1,075	1,075	1.3	1.3
Segment operating income	$4,416	$5,314	5.5%	6.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

     Sales at Company Stores decreased 1.8% to $80.4 million in the first three months of fiscal 2015 from $81.9 million in the first three months of fiscal 2014. Exclusive of the effects of refranchising three stores in Kansas/Missouri market and three stores in the Dallas market in February and July of 2013, respectively, revenues rose 1.3%.

     A reconciliation of Company Stores segment sales for the three months ended May 5, 2013 to the three months ended May 4, 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended May 5, 2013	$40,794	$41,127	$81,921
Fiscal 2014 sales at closed stores	(846)	(691)	(1,537)
Fiscal 2014 sales at stores refranchised in fiscal 2014	(1,336)	(1,135)	(2,471)
Increase (decrease) in sales at established stores (open stores only)	(993)	61	(932)
Increase in sales at stores opened in fiscal 2014	2,821	-	2,821
Sales at stores opened in fiscal 2015	646	-	646
Sales for the three months ended May 4, 2014	$41,086	$39,362	$80,448

   On-premises sales

     On-premises sales increased 0.7% to $41.1 million in the first three months of fiscal 2015. Exclusive of the effects of refranchising in the Kansas/Missouri and Dallas markets in fiscal 2014, on-premises sales rose 4.1%.

     The following table presents on-premises sales metrics for Company stores:

	Three Months Ended
	May 4,	May 5,
	2014	2013
On-premises:
Change in same store sales	(1.5)%	12.2%
Change in same store customer count (retail sales only)	(4.3)%	11.3%
Average guest check (retail sales only)	$7.45	$7.33

     The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
Change in same store sales:
Retail pricing	2.4%	3.0%
Guest check average (exclusive of the effects of pricing)	(0.8)	(0.2)
Customer count	(3.8)	9.5
Fundraising pricing	0.6	-
Other	0.1	(0.1)
Total	(1.5)%	12.2%

     Retail and fundraising price increases implemented in the first quarter of fiscal 2015 drove increases in same store sales of 2.4 and 0.6 percentage points, respectively, exclusive of any effects of higher pricing on unit volumes; such effects are difficult to measure reliably. On February 3, 2014, the Company implemented retail price increases affecting items comprising approximately 70% of retail sales; the average price increase on these items was approximately 3%. The Company implemented somewhat larger retail price increases approximately one year earlier. On March 3, 2014, the Company implemented a fundraising price increase of approximately 9%.

     The positive effects of the first quarter fiscal 2015 pricing actions on same store sales (3.0 percentage points in the aggregate) were more than offset by a decline in customer traffic, which reduced same store sales by 3.8 percentage points, and non-pricing changes in the average guest check, which reduced same store sales by 0.8 percentage points. The Company believes that severe and unusual weather in many of the geographic areas in which the Company’s shops are located adversely affected traffic in the first quarter. In addition, the Company believes that normal cannibalization effects from new stores in some markets in which the Company is opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the quarter. “Cannibalization effect” means the tendency for new stores to generate sales, at least in part, by “shifting” sales from existing stores in the same market. The Company’s goal is to increase total sales of its products and the Company’s profitability in each market it serves by adding additional Krispy Kreme shops in markets the Company believes it has not fully penetrated.

     The Company believes that growth in same store customer traffic was an important contributor to the expansion of operating margin in the Company Stores segment in fiscal 2013 and fiscal 2014. The increase in same store sales from changes in customer traffic declined from its peak of 11.2% in the fourth quarter of fiscal 2013 to 0.4% in the fourth quarter of fiscal 2014. Lower traffic reduced same store sales by 3.8 percentage points in the first quarter of fiscal 2015, at least in part due to the adverse effects of weather conditions discussed above. The Company continuously evaluates and adjusts it marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in its shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment.

   Wholesale sales

     Sales to wholesale accounts decreased 4.3% to $39.4 million in the first three months of fiscal 2015. Exclusive of the effects of refranchising in the Kansas/Missouri and Dallas markets in fiscal 2014, wholesale sales decreased 1.6%.

     The following table presents wholesale sales metrics for Company stores:

	Three Months Ended
	May 4,	May 5,
	2014	2013
Wholesale:
Grocery/mass merchant:
Change in average weekly number of doors	(3.1)%	(4.2)%
Change in average weekly sales per door	(1.1)%	15.8%
Convenience store:
Change in average weekly number of doors	2.5%	(2.6)%
Change in average weekly sales per door	(4.9)%	7.3%

     Sales to grocers and mass merchants decreased 4.4% to $24.1 million, reflecting a 1.1% decline in average weekly sales per door and a 3.1% decline in the average number of doors served. The decline in the average number of doors served in the grocery/mass merchant channel reflects the refranchising of stores in the Kansas/Missouri and Dallas markets. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

     Sales to convenience stores decreased 3.1% to $14.4 million, reflecting a 4.9% decrease in average weekly sales per door, partially offset by a 2.5% increase in the average number of doors served. The majority of the door growth in the first quarter of fiscal 2015 reflects the addition of new doors at existing customers. The increase in the average number of doors served in the convenience store channel was partially offset by the reduction of doors associated with the refranchising of stores in the Kansas/Missouri and Dallas markets. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the three months ended May 4, 2014, with the balance comprised of sales of packaged products.

   Costs and expenses

     Total cost of sales as a percentage of revenues increased by 0.4 percentage points from the first three months of fiscal 2014 to 68.5% in the first three months of fiscal 2015.

     The cost of food, beverage and packaging as a percentage of revenues decreased by 0.4 percentage points from the first three months of fiscal 2014, principally due to selling price increases and a slight reduction in the unit cost of certain ingredients.

     Shop labor as a percentage of revenues rose 0.4 percentage points from the first three months of fiscal 2014 reflecting, among other things, the semi-fixed nature of many labor costs.

     Employee benefits as a percentage of revenues increased from 6.5% in the first three months of fiscal 2014 to 7.0% in the first three months of fiscal 2015, principally due to higher healthcare costs. The Company is self-insured for healthcare costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of medical claims directly affect the Company’s results of operations.

     KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase over half its remaining fiscal 2015 flour and shortening requirements, and all of its estimated sugar requirements. For fiscal 2016, KK Supply Chain has entered into contracts to purchase substantially all of its estimated sugar requirements.

     Depreciation expense increased in the first three months of fiscal 2015 to 3.2% of revenues from 2.9% of due to construction of new stores and store refurbishments at existing stores.

     Other store operating expenses increased to $5.8 million (7.2% of revenues) in the first three months of fiscal 2015 from $5.3 million (6.5% of revenues) in the first three months of fiscal 2014. Other store operating expenses in the first quarter of last year included a credit in bad debt expense and gains on disposals of equipment totaling approximately $250,000 in the aggregate.

     Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

     Other segment operating expense in the first three months of fiscal 2014 included approximately $400,000 in legal costs related to the litigation associated with the Company’s former landlord in Lorton, Virginia which was settled in the fourth quarter of fiscal 2014. As is the case with store level costs, many other segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

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

   Domestic Franchise

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Revenues:
Royalties	$3,082	$2,739
Development and franchise fees	170	25
Other	247	107
Total revenues	3,499	2,871

Operating expenses:
Segment operating expenses	1,197	1,318
Depreciation expense	46	14
Allocated corporate overhead	100	100
Total operating expenses	1,343	1,432
Segment operating income	$2,156	$1,439

     Domestic Franchise revenues increased 21.9% to $3.5 million in the first three months of fiscal 2015. The increase reflects higher domestic royalty revenues resulting from an 8.3% increase in sales by domestic franchise stores from approximately $81 million in the first three months of fiscal 2014 to $88 million in the first three months of fiscal 2015. Approximately 1.9 percentage points of the increase resulted from Kansas/Missouri and Dallas refranchisings in the first and second quarters of fiscal 2014. Domestic Franchise same store sales rose 4.5% in the first quarter of fiscal 2015.

     The increase in other revenues principally reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively.

     Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs.

     Domestic franchisees opened five stores and closed one in the first three months of fiscal 2015. As of May 4, 2014, development agreements for territories in the United States provide for the development of approximately 95 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   International Franchise

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Revenues:
Royalties	$6,248	$6,050
Development and franchise fees	333	395
Total revenues	6,581	6,445

Operating expenses:
Segment operating expenses	2,000	1,611
Depreciation expense	1	3
Allocated corporate overhead	300	300
Total operating expenses	2,301	1,914
Segment operating income	$4,280	$4,531

     International Franchise royalties increased 3.3%, driven by an increase in sales by international franchise stores from $110 million in the first three months of fiscal 2014 to $115 million in the first three months of fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $2.3 million in the first three months of fiscal 2015 compared to the first three months of fiscal 2014. Excluding the effects of changes in exchange rates, sales by international franchisees rose 5.9%.

     International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.2%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on initial stores in new markets of additional store openings in those markets.

     Constant dollar same store sales in established markets rose 0.5% in the first three months of fiscal 2015 and fell 4.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 52% of aggregate constant dollar same store sales for the first three months of fiscal 2015. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 556 international shops currently in operation that opened since the beginning of fiscal 2007, 232 shops are in these established markets.

     International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first three months of fiscal 2015 to $2.3 million compared to $1.9 million in the first three months of fiscal 2014, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. The increase in the operating expenses in the first three months of fiscal 2015 was partially offset by a decrease in bad debt expense of $86,000 resulting principally from recoveries of amounts previously written off.

     International franchisees opened 23 stores and closed two stores in the first three months of fiscal 2015. As of May 4, 2014, development agreements for territories outside the United States provide for the development of approximately 365 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

   KK Supply Chain

     The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 4,	May 5,	May 4,	May 5,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Doughnut mixes	$21,232	$21,460	35.2%	35.9%
Other ingredients, packaging and supplies	35,594	34,862	59.0	58.3
Equipment	2,718	2,677	4.5	4.5
Fuel surcharge	768	812	1.3	1.4
Total revenues before intersegment sales elimination	60,312	59,811	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	40,069	40,460	66.4	67.6
(Gain) loss on agricultural derivatives	(1,444)	170	(2.4)	0.3
Inbound freight	1,770	1,625	2.9	2.7
Total cost of sales	40,395	42,255	67.0	70.6
Distribution costs	3,774	3,873	6.3	6.5
Other segment operating costs	2,918	2,971	4.8	5.0
Depreciation expense	171	173	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	47,558	49,572	78.9	82.9
Segment operating income	$12,754	$10,239	21.1%	17.1%

     Sales of doughnut mixes decreased 1.1% year-over-year in the first three months of fiscal 2015, reflecting slight declines in unit volumes and selling prices.

     Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 2.1% year-over-year in the first three months of fiscal 2015 due to higher unit volumes partially offset by lower selling prices.

     While systemwide sales at Company and Domestic Franchise stores rose in the first three months of fiscal 2015 compared to the first quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

     KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

     KK Supply Chain cost of sales decreased to 67.0% of revenues in the first three months of fiscal 2015 from 70.6% of revenues in the first three months of fiscal 2014. KK Supply Chain had net gains on agricultural derivative positions of $1.4 million in the first three months of fiscal 2015 compared to net losses of $170,000 in the first three months of fiscal 2014. The Company has not designated any of its derivative positions as cash flow hedges and, accordingly, changes in the market value of those positions are reflected in earnings as they occur.

     Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

     Franchisees opened 28 stores and closed three stores in the first three months of fiscal 2015. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

   General and Administrative Expenses

     General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.8 million in first quarter of fiscal 2015 and 2014.

     General and administrative expenses increased to $7.0 million in the first three months of fiscal 2015 from $6.1 million in the first three months of fiscal 2014, and as a percentage of revenues increased to 5.8% from 5.0%.

     General and administrative expenses include incremental costs of approximately $400,000 in the first three months of fiscal 2015 related to the implementation of a new enterprise resource planning system.

   Interest Income

     Interest income increased to $171,000 in the first three months of fiscal 2015 from $61,000 in the first three months of fiscal 2014. The increase in interest income reflects interest income related to a note receivable arising from the sale to a franchisee of leasehold interests in three stores recognized in the third quarter of fiscal 2014. In addition, interest income includes $75,000 and $25,000 received in the first quarter of fiscal 2015 and 2014, respectively, from notes receivable from equity method franchisees, Kremeworks and Kremeworks Canada, which are fully reserved or which were written off in earlier years (see Note 6).

   Interest Expense

     The components of interest expense are as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$-	$153
Letter of credit and unused revolver fees	41	74
Amortization of cost of interest rate derivatives	-	19
Amortization of deferred financing costs	27	124
Other	75	67
	$143	$437

     On July 12, 2013, the Company retired its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

   Equity in Losses of Equity Method Franchisees

     The Company recorded equity in the losses of equity method franchisees of $57,000 in the first three months of fiscal 2015 compared to losses of $53,000 in the first three months of fiscal 2014. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

   Other Non-Operating Income and (Expense), Net

     Other non-operating income and (expense), net in the first quarter of 2015 includes payments of approximately $170,000 received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

     The Company’s effective tax rate for the first three months of fiscal 2015 was 40.8% compared to 45.8% for the first three months of fiscal 2014.

     The provision for income taxes for the three months ended May 5, 2013 includes a charge of approximately $575,000 (3.9% of pretax income) to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. The error and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

     The portion of the income tax provision representing taxes estimated to be payable currently was $501,000 and $646,000 in the first three months of fiscal 2015 and fiscal 2014, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

     The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2015 is 40%. Management’s estimate of the fiscal 2015 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

     See “Results of Operations – Three months ended May 4, 2014 compared to three months ended May 5, 2013 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

   Net Income

     The Company reported net income of $9.7 million for the three months ended May 4, 2014 compared to $8.0 million for the three months ended May 5, 2013.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2015 and fiscal 2014.

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$13,661	$14,393
Net cash used for investing activities	(6,504)	(4,663)
Net cash used for financing activities	(19,350)	(1,339)
Net increase (decrease) in cash and cash equivalents	$(12,193)	$8,391

Cash Flows from Operating Activities

     Net cash provided by operating activities decreased $732,000 in the first three months of fiscal 2015 from the comparable fiscal 2014 period. The fiscal 2014 amount included a non-recurring recovery of a $2.0 million deposit from the landlord of the Company’s headquarters building. This year-over-year decline was partially offset by an increase in cash provided by operations from $18.0 million to $19.0 million in the first quarter of fiscal 2015.

Cash Flows from Investing Activities

     Net cash used for investing activities was $6.5 million in the first three months of fiscal 2015 compared to $4.7 million in the first three months of fiscal 2014.

     Cash used for capital expenditures increased to $6.9 million in the first three months of fiscal 2015 from $5.5 million in the first three months of fiscal 2014. The components of capital expenditures were approximately as follows:

	Three Months Ended
	May 4,	May 5,
	2014	2013
	(In thousands)
New store construction	$3,099	$1,897
Store remodels and betterments	1,554	1,432
Other store equipment, including vehicles and point-of-sale and handheld equipment	696	1,599
Corporate office remodel	-	1,138
Corporate information technology	1,257	28
Other	515	222
Total capital expenditures	7,121	6,316
Assets acquired under leasing arrangements	(520)	(12)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	268	(845)
Cash used for capital expenditures	$6,869	$5,459

     The Company currently expects capital expenditures to range from $30 million to $35 million in fiscal 2015. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

Cash Flows from Financing Activities

     Net cash used by financing activities was $19.4 million in the first three months of fiscal 2015 compared to $1.3 million in the first three months of fiscal 2014.

     During the first three months of fiscal 2014, the Company repaid approximately $1.6 million of outstanding term loan and capitalized lease indebtedness, consisting of approximately $550,000 of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $130,000 of prepayments from the proceeds of the exercise of stock options. The Company repaid the entire remaining principal balance of its term loan in the second quarter of fiscal 2014.

     The Company’s Board of Directors has authorized the repurchase of up to $80 million of the Company's common stock. Through May 4, 2014, the Company repurchased 2,622,500 shares under the authorization at an average price of $18.10 per share, for a total cost of $47.5 million. During the three months ended May 4, 2014, the Company repurchased 1,437,000 shares under the authorization at an average price of $17.49 per share, for a total cost of $25.1 million. Repurchases of approximately $25.5 million of the shares repurchased were settled during the quarter.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of May 4, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 4, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     During the quarter ended May 4, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Matters

     Except as disclosed below, the Company currently is not a party to any material legal proceedings.

   K2 Asia Litigation

     On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision. The Court of Appeals docketed that appeal for consideration without oral argument on June 4, 2014; the Company expects the Court to render a decision in due course.

Item 1A. RISK FACTORS.

     There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2014 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
February 3, 2014 through March 2, 2014	428,847	$17.35	428,847	$50,218,292
March 3, 2014 through March 30, 2014	174,746	17.76	174,746	47,114,823
March 31, 2014 through May 4, 2014	833,432	17.51	833,432	32,521,977
Total	1,437,025	$17.49	1,437,025

(1)

On July 15, 2013, the Company announced the Board of Directors’ authorization to repurchase up to $50 million of the Company's common stock. On March 12, 2014, the Company announced an increase in such authorization to $80 million. The authorization has no expiration date. Through May 4, 2014, the Company had repurchased a total of approximately 2,622,500 shares under the repurchase authorization at an average price of $18.10 per share, for a total cost of approximately $47.5 million. During the three months ended May 4, 2014, the Company repurchased 1,437,025 shares under the authorization at an average price of $17.49 per share, for a total cost of approximately $25.1 million. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4. MINE SAFETY DISCLOSURES.

     Not applicable.

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS.

     The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 49 and are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: June 13, 2014	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1		—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2		—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)

3.3		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)

10.1	*	—	Employment Agreement, dated as of March 24, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daniel L. Beem (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 3, 2014)

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101			The following materials from our Quarterly Report on Form 10-Q for the quarter ended May 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended May 4, 2014, and May 5, 2013; (ii) the Consolidated Statement of Comprehensive Income for the three months ended May 4, 2014 and May 5, 2013; (iii) the Consolidated Balance Sheet as of May 4, 2014 and February 2, 2014; (iv) the Consolidated Statement of Cash Flows for the three months ended May 4, 2014 and May 5, 2013; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended May 4, 2014 and May 5, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements

* Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.