Form 10-Q
period 2014-08-03
KRISPY KREME DOUGHNUTS INC
filed 2014-09-12
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014
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

Number of shares of Common Stock, no par value, outstanding as of August 29, 2014: 64,410,374.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$120,516	$112,729	$242,096	$233,354
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	101,084	93,806	196,256	190,364
General and administrative expenses	6,737	5,655	13,784	11,710
Depreciation and amortization expense	3,033	2,664	6,206	5,484
Impairment charges and lease termination costs	38	4	46	12
Operating income	9,624	10,600	25,804	25,784
Interest income	64	70	235	131
Interest expense	(162)	(354)	(305)	(791)
Loss on retirement of debt	-	(967)	-	(967)
Equity in losses of equity method franchisees	(61)	(60)	(118)	(113)
Other non-operating income and (expense), net	152	(1)	320	(6)
Income before income taxes	9,617	9,288	25,936	24,038
Provision for income taxes	3,865	4,571	10,528	11,322
Net income	$5,752	$4,717	$15,408	$12,716

Earnings per common share:
Basic	$0.09	$0.07	$0.23	$0.19
Diluted	$0.08	$0.07	$0.22	$0.18

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Net income	$5,752	$4,717	$15,408	$12,716
Other comprehensive income:
Unrealized gain on cash flow hedge	-	26	-	36
Less income taxes	-	(10)	-	(14)
	-	16	-	22
Loss on cash flow hedge reclassified to net income, previously
charged to other comprehensive income	-	516	-	516
Less income taxes	-	(200)	-	(200)
	-	316	-	316
Total other comprehensive income	-	332	-	338
Comprehensive income	$5,752	$5,049	$15,408	$13,054

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 3,	February 2,
	2014	2014
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,680	$55,748
Receivables	28,391	25,268
Receivables from equity method franchisees	739	675
Inventories	16,954	16,750
Deferred income taxes	23,774	23,847
Other current assets	7,736	5,199
Total current assets	113,274	127,487
Property and equipment	103,780	92,823
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	30,432	24,097
Deferred income taxes	74,146	83,461
Other assets	11,192	10,678
Total assets	$332,824	$338,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$328	$344
Accounts payable	16,049	16,788
Accrued liabilities	28,671	29,276
Total current liabilities	45,048	46,408
Lease obligations, less current portion	5,263	1,659
Other long-term obligations and deferred credits	25,923	25,386

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 64,384 shares and 64,940 shares
outstanding, respectively	314,224	338,135
Accumulated other comprehensive income	-	-
Accumulated deficit	(57,634)	(73,042)
Total shareholders’ equity	256,590	265,093
Total liabilities and shareholders’ equity	$332,824	$338,546

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,408	$12,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,206	5,484
Deferred income taxes	9,388	10,050
Accrued rent expense	324	411
Loss on retirement of debt	-	967
(Gain) loss on disposal of property and equipment	99	(62)
(Gain) on refranchising	-	(876)
Share-based compensation	2,207	1,867
Provision for doubtful accounts	174	(63)
Amortization of deferred financing costs	54	231
Equity in losses of equity method franchisees	118	113
Unrealized losses on agricultural derivative positions	121	150
Other	6	52
Cash provided by operations	34,105	31,040
Change in assets and liabilities:
Receivables	(4,197)	(464)
Inventories	(80)	(2,889)
Other current and non-current assets	(2,259)	918
Accounts payable and accrued liabilities	229	(2,378)
Other long-term obligations and deferred credits	(111)	1,241
Net cash provided by operating activities	27,687	27,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,063)	(12,362)
Proceeds from disposals of property and equipment	196	623
Proceeds from refranchising	-	681
Business acquisition, net of cash acquired	(7,152)	-
Other investing activities	427	433
Net cash used for investing activities	(19,592)	(10,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and lease obligations	(200)	(24,455)
Deferred financing costs	-	(87)
Proceeds from exercise of stock options	6,655	1,686
Repurchase of common shares	(34,618)	-
Net cash used for financing activities	(28,163)	(22,856)
Net decrease in cash and cash equivalents	(20,068)	(6,013)
Cash and cash equivalents at beginning of period	55,748	66,332
Cash and cash equivalents at end of period	$35,680	$60,319
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$3,781	$44

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 2, 2014	64,940	$338,135	$-	$(73,042)	$265,093
Comprehensive income for the six months
ended August 3, 2014	-	-	-	15,408	15,408
Exercise of stock options	1,245	6,655	-	-	6,655
Share-based compensation	60	2,207	-	-	2,207
Repurchase of common shares	(1,861)	(32,773)	-	-	(32,773)
Balance at August 3, 2014	64,384	$314,224	$-	$(57,634)	$256,590

Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the six months
ended August 4, 2013	-	-	338	12,716	13,054
Exercise of stock options	401	1,686	-	-	1,686
Share-based compensation	17	1,867	-	-	1,867
Balance at August 4, 2013	65,774	$357,621	$-	$(94,582)	$263,039

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

BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries.

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Numerator: net income	$5,752	$4,717	$15,408	$12,716
Denominator:
Basic earnings per share - weighted average shares outstanding	66,008	67,267	66,265	67,139
Effect of dilutive securities:
Stock options	2,097	2,920	2,352	2,835
Restricted stock units	620	902	619	859
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	68,725	71,089	69,236	70,833

The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

Stock options with respect to 295,000 and 277,000 shares for the three months ended August 3, 2014 and August 4, 2013, respectively, and 110,000 unvested restricted stock units for the three months ended August 3, 2014, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Stock options with respect to 234,000 and 447,000 shares for the six months ended August 3, 2014 and August 4, 2013, respectively, and 55,000 unvested restricted stock units for the six months ended August 3, 2014, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. The guidance will be effective for annual and interim periods beginning after December 15, 2015 and is not expected to have any effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Adoption of this guidance could have an effect on the Company’s presentation and disclosure of a future disposal compared to current GAAP.

Note 2 — Segment Information

The Company’s operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The Company Stores segment is comprised of the stores operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale sales channels, although some stores serve only one of these distribution channels. The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs. The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mixes, other ingredients and supplies and doughnut-making equipment to both Company and domestic franchisee-owned stores. Purchases from KK Supply Chain by franchise stores outside the United States consist principally of doughnut mixes.

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

The following table presents the results of operations of the Company’s operating and reportable segments for the three and six months ended August 3, 2014 and August 4, 2013. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization, and impairment charges and lease termination costs.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Company Stores	$78,535	$75,689	$158,983	$157,610
Domestic Franchise	3,296	2,799	6,795	5,670
International Franchise	7,534	6,057	14,115	12,502
KK Supply Chain:
Total revenues	59,503	57,201	119,815	117,012
Less – intersegment sales elimination	(28,352)	(29,017)	(57,612)	(59,440)
External KK Supply Chain revenues	31,151	28,184	62,203	57,572
Total revenues	$120,516	$112,729	$242,096	$233,354

Operating income:
Company Stores	$1,261	$1,790	$5,677	$7,104
Domestic Franchise	1,900	1,526	4,056	2,965
International Franchise	5,111	4,239	9,391	8,770
KK Supply Chain	8,489	8,999	21,243	19,238
Total segment operating income	16,761	16,554	40,367	38,077
General and administrative expenses	(6,737)	(5,655)	(13,784)	(11,710)
Corporate depreciation and amortization expense	(362)	(295)	(733)	(571)
Impairment charges and lease termination costs	(38)	(4)	(46)	(12)
Consolidated operating income	$9,624	$10,600	$25,804	$25,784

Depreciation and amortization expense:
Company Stores	$2,457	$2,174	$5,041	$4,528
Domestic Franchise	49	22	95	36
International Franchise	2	1	3	4
KK Supply Chain	163	172	334	345
Corporate	362	295	733	571
Total depreciation and amortization expense	$3,033	$2,664	$6,206	$5,484

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

The valuation allowance of $2.7 million at August 3, 2014 and February 2, 2014 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased, which adversely affects the Company’s ability to realize the net operating loss carryforwards because the Company has little income earned in or apportioned to those states.

In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of $314,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by $686,000; such amount is included in income tax expense for the three and six months ended August 4, 2013.

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

Note 4 — Receivables

The components of receivables are as follows:

	August 3,	February 2,
	2014	2014
	(In thousands)
Receivables:
Wholesale customers	$10,781	$9,919
Unaffiliated franchisees	11,311	10,934
Due from third-party distributors	3,859	3,262
Other receivables	2,049	640
Current portion of notes receivable	916	754
	28,916	25,509
Less — allowance for doubtful accounts:
Wholesale customers	(186)	(191)
Unaffiliated franchisees	(339)	(50)
	(525)	(241)
	$28,391	$25,268

Receivables from equity method franchisees (Note 6):
Trade	$739	$675

The changes in the allowance for doubtful accounts are summarized as follows:

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$241	$615
Provision for doubtful accounts	260	(114)
Net recoveries (chargeoffs)	24	(54)
Balance at end of period	$525	$447

Allowance for doubtful accounts related to receivables from equity method franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(32)	(32)
Net recoveries (chargeoffs)	32	32
Balance at end of period	$-	$-

The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	August 3,	February 2,
	2014	2014
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$4,300	$3,980
Less — portion due within one year included in receivables	(916)	(754)
Less — allowance for doubtful accounts	-	(54)
	$3,384	$3,172

Notes receivable at August 3, 2014 and February 2, 2014 consist principally of amounts payable to the Company related to a refranchising transaction, the sale of certain leasehold interests to a franchisee, and to sales of equipment.

The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Balance at beginning of period	$54	$62
Provision for doubtful accounts	(54)	83
Balance at end of period	$-	$145

In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $1.9 million at August 3, 2014 and $2.9 million at February 2, 2014 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. The Company collected approximately $900,000 and $320,000 during the three months ended August 3, 2014 and August 4, 2013, respectively (approximately $900,000 and $360,000, during the six months ended August 3, 2014 and August 4, 2013, respectively) related to these promissory notes and recorded such collections in revenues as received.

Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $1.2 million and $1.5 million at August 3, 2014 and February 2, 2014, respectively, arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009, payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. The Company’s advance to KKSF was charged against a previously recorded liability for potential payments under the guarantee. Because of the uncertainty of recovery of amounts advanced to KKSF, the note receivable is not reflected as an asset in the accompanying consolidated balance sheet. The Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. Such collections were approximately $150,000 and $320,000 the three and six months ended August 3, 2014, respectively.

Note 5 — Inventories

The components of inventories are as follows:

	August 3,	February 2,
	2014	2014
	(In thousands)
Raw materials	$6,649	$6,200
Work in progress	188	114
Finished goods and purchased merchandise	10,117	10,436
	$16,954	$16,750

Note 6 — Investments in Franchisees

As of August 3, 2014, the Company had an ownership interest in three franchisees, the net carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	August 3, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$345	$-
Kremeworks Canada, LP	24.5%	-	33	-
Krispy Kreme of South Florida, LLC	35.3%	-	361	-
		900	739	$-
Less: reserves and allowances		(900)	-
		$-	$739

	February 2, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$280	$140
Kremeworks Canada, LP	24.5%	-	19	-
Krispy Kreme of South Florida, LLC	35.3%	-	376	-
		900	675	$140
Less: reserves and allowances		(900)	-
		$-	$675

The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and had guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness which was paid in full during the second quarter of fiscal 2015.

Note 7 — Credit Facilities and Lease Obligations

Lease obligations consist of the following:

	August 3,	February 2,
	2014	2014
	(In thousands)
Capital lease obligations	$2,994	$2,003
Financing obligations under build-to-suit transactions	2,597	-
	5,591	2,003
Less: current portion	(328)	(344)
	$5,263	$1,659

Lease Obligations

The Company leases equipment and facilities under various leasing arrangements.

In certain leasing arrangements, the Company is involved in the construction of leased stores and is deemed the owner of the leased stores for accounting purposes during the construction period. The Company records the related assets and liabilities for construction costs incurred under these built-to-suit leasing arrangements during the construction period. Upon completion of the leased store, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. These leasing arrangements do not qualify for sale-leaseback treatment and, accordingly, the Company records the transactions as financing obligations and allocates the lease payments between interest expense and amortization of the obligations and depreciates the assets over their estimated useful lives.

At August 3, 2014, the Company had property and equipment and lease obligations related to build-to-suit leasing arrangements of approximately $2.6 million.

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

Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of August 3, 2014, the Applicable Margin was 1.25%.

The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. At August 3, 2014, the Company had approximately $8.7 million of letters of credits outstanding.

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

As of August 3, 2014, the Company’s leverage ratio was 0.2 to 1.0 and the fixed charge coverage ratio was 3.5 to 1.0.

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

The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $31.3 million of unused credit under the 2013 Revolving Credit Agreement as of August 3, 2014.

The 2013 Revolving Credit Facility also contains covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; certain sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2013 Revolving Credit Facility also prohibits the transfer of cash or other assets to the Parent Company, whether by dividend, loan or otherwise, but provides for exceptions to enable the Parent Company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2013 Revolving Credit Facility.

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

Pending Litigation

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction. The plaintiffs appealed that decision and the Court of Appeals affirmed that decision on August 19, 2014.

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

Other Commitments and Contingencies

The Company’s primary bank had issued letters of credit on behalf of the Company totaling $8.7 million at August 3, 2014, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

The aggregate cost of SBP awards charged to earnings for the three and six months ended August 3, 2014 and August 4, 2013 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Costs charged to earnings related to:
Stock options	$226	$218	$561	$435
Restricted stock units	814	703	1,646	1,432
Total costs	$1,040	$921	$2,207	$1,867

Costs included in:
Direct operating expenses	$460	$471	$1,163	$967
General and administrative expenses	580	450	1,044	900
Total costs	$1,040	$921	$2,207	$1,867

Repurchases of Common Stock

In fiscal 2014, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and increased such authorization to $80 million in the first quarter of fiscal 2015. The authorization has no expiration date.

The Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

The following table summarizes repurchases of common stock for the three and six months ended August 3, 2014. The Company did not repurchase any shares of the Company’s common stock during the three and six months ended August 4, 2013.

	Three Months Ended
	August 3,		August 4,
	2014		2013
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	403	$7,304	-	$-
Shares surrendered in reimbursement for withholding taxes	21	334	-	-
	424	$7,638	-	$-

	Six Months Ended
	August 3,		August 4,
	2014		2013
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	1,840	$32,439	-	$-
Shares surrendered in reimbursement for withholding taxes	21	334	-	-
	1,861	$32,773	-	$-

Through August 3, 2014, the Company had cumulatively repurchased approximately 3,025,800 shares under the repurchase authorization at an average price of $18.10 per share, for a total cost of $54.8 million. Repurchases of approximately $34.6 million of the share repurchases were settled during the six months ended August 3, 2014.

Note 10 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs:
Provision for termination costs	40	4	48	12
Less - reversal of previously recorded accrued rent expense	(2)	-	(2)	-
Net provision	38	4	46	12
Total impairment charges and lease termination costs	$38	$4	$46	$12

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

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$167	$625	$178	$646
Provision for lease termination costs:
Provisions associated with leased properties, net of estimated
sublease rentals	44	-	44	-
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	(10)	(2)	(5)	-
Accretion of discount	6	6	9	12
Total provision	40	4	48	12
Payments on unexpired leases, including settlements with
lessors	(31)	(21)	(50)	(50)
Balance at end of period	$176	$608	$176	$608

Included in the lease termination accrual at August 3, 2014 was $112,000 expected to be paid within one year.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 3, 2014 and February 2, 2014.

	August 3, 2014(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,879	$-	$-
Liabilities:
Agricultural commodity futures contracts	$434	$-	$-

	February 2, 2014(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,585	$-	$-
Liabilities:
Agricultural commodity futures contracts	$313	$-	$-

(1)	There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the six months ended August 3, 2014 or the year ended February 2, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no material nonrecurring fair value measurements recorded during the three and six months ended August 3, 2014 and August 4, 2013.

Fair Values of Financial Instruments at the Balance Sheet Dates

The carrying values and approximate fair values of certain financial instruments as of August 3, 2014 and February 2, 2014 were as follows:

	August 3, 2014		February 2, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$35,680	$35,680	$55,748	$55,748
Receivables	28,391	28,391	25,268	25,268
Receivables from equity method franchisees	739	739	675	675

Liabilities:
Accounts payable	16,049	16,049	16,788	16,788
Agricultural commodity futures contracts	434	434	313	313
Lease obligations (including current portion)	5,591	5,591	2,003	2,003

The carrying values of all financial instruments approximate their fair values at August 3, 2014 and February 2, 2014.

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

Commodity Price Risk

The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At August 3, 2014, the Company had commodity derivatives with an aggregate contract volume of approximately 1.2 million bushels of wheat. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its secured revolving credit facility. As of August 3, 2014, there were no borrowings outstanding under such facility. During the second quarter of fiscal 2014, the Company repaid in full the remaining balance of its 2011 Term Loan.

On March 3, 2011, the Company entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled the Company to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. The Company accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan. In the second quarter of fiscal 2014, as a result of the termination of the contract, the $516,000 unrealized loss on the contract previously included in AOCI was reclassified to earnings in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of August 3, 2014 and February 2, 2014:

		Liability Derivatives
		Fair Value
		August 3,	February 2,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2014	2014
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$434	$313

The effects of derivative instruments on the consolidated statement of income for the three and six months ended August 3, 2014 and August 4, 2013 were as follows:

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	August 3,	August 4,	August 3,	August 4,
Instruments	Recognized in Income	2014	2013	2014	2013
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(1,341)	$(410)	$103	$(580)

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Derivative Gain or (Loss)	August 3,	August 4,	August 3,	August 4,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2014	2013	2014	2013
		(In thousands)
Interest rate derivative	Interest expense	$-	$(20)	$-	$(39)
Interest rate derivative	Loss on retirement of debt	$-	$(516)	$-	$(516)

		Amount of Derivative Gain or (Loss) Recognized in OCI
		Three Months Ended		Six Months Ended
		August 3,	August 4,	August 3,	August 4,
Derivatives Designated as a Cash Flow Hedge	Derivative Gain or (Loss) Recognized in OCI	2014	2013	2014	2013
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$26	$-	$36
	Less - income tax effect	-	(10)	-	(14)
		-	16	-	22
	Loss on cash flow hedge reclassified
	to net income, previously charged
	to other comprehensive income	-	516	-	516
	Less - income tax effect	-	(200)	-	(200)
		-	316	-	316
	Net change in amount recognized in
	OCI	$-	$332	$-	$338

Note 13 — Acquisitions and Divestitures

Acquisition of Krispy Kreme Shops

On June 17, 2014, the Company acquired the business and operating assets of its franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops that had fiscal 2014 sales of approximately $9 million. The acquired assets also include the seller’s franchise rights for 13 counties in Alabama. The total consideration was approximately $7.5 million cash. In connection with the acquisition, the Company entered into leases with the seller for three of the shops and assumed a lease with an unrelated party on the fourth shop.

The Company recorded charges to earnings related to the acquisition of $431,000 in the quarter ended August 3, 2014, which are included in direct operating expenses. The charges include $343,000 for the settlement of the pre-existing franchise contract between the Company and the franchisee, certain terms of which were unfavorable, from the Company’s point of view, to current market terms. The charge was determined by discounting to present value as of the acquisition date the excess of royalties on the acquired business’s sales at the Company’s current prevailing royalty rates over the lower royalties otherwise payable by the former franchisee pursuant to the terminated franchise agreement. The discount rate used reflected both the time value of money and the level of risk associated with achievement of the related cash flows. The Company also expensed transaction costs related to the acquisition of $88,000.

The cost of the acquired business was allocated as follows:

(In thousands)
Purchase price allocated to:
Working capital, exclusive of cash	$(5)
Property and equipment	710
Reacquired franchise rights associated with the Company stores segment	3,853
Goodwill associated with the Company Stores segment	2,594
$7,152

Amounts allocated to reacquired franchise rights are being amortized by charges to earnings on a straight-line basis through March 2020, which was the expiration date of the terminated franchise agreement. All of the goodwill recognized in the acquisition for financial reporting purposes is expected to be deductible for income tax purposes.

The results of operations of the acquired business subsequent to the acquisition had no material effect on the Company’s consolidated results of operations. The Company’s results of operations for the three and six months ended August 4, 2013, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from the Company’s historical results of operations and, accordingly, have been omitted.

In December 2013, the Company acquired the land, building and doughnut-making equipment at a facility in Illinois that had fiscal 2014 sales of approximately $3 million. The aggregate purchase price for the facility was approximately $1.6 million cash, all of which was allocated to property and equipment. The facility was being operated as a Krispy Kreme shop pursuant to a management agreement approved by the Company between the facility’s former owner and one of the Company’s franchisees. The management agreement was terminated in connection with the Company’s acquisition of the facility, and was replaced by an operating agreement between the Company and the franchisee. Pursuant to the operating agreement, the Company agreed to permit the franchisee to continue to operate the facility for its account through June 2014 in exchange for monthly rental payments, and the payment of amounts based on the facility’s sales equivalent to the amounts that would be payable to the Company if the facility were subject to a franchise agreement. The Company assumed operation of the facility for its own account in July 2014. The Company’s results of operations for the three and six months ended August 4, 2013, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from the Company’s historical results of operations and, accordingly, have been omitted.

Asset Divestitures

On July 11, 2013, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7 million in fiscal 2013, of which approximately 45% represented wholesale sales. The franchise agreements with the new franchisee do not include wholesale sales rights. The Company Stores segment recorded a gain of $876,000 on the refranchising transaction, which was included in direct operating expenses in the second quarter of fiscal 2014. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where the Company was relieved of the primary lease obligation. The Company leased the other two stores, which the Company owns, to the franchisee. In connection with the refranchising, the Company executed a development agreement with the franchisee to develop 15 additional Krispy Kreme locations in the market through fiscal 2019. In July 2014, the Company received a notice that the franchisee intends to exercise its option to acquire the two stores it leased from the Company; the aggregate purchase price is $2.1 million cash.

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

Results of Operations

The following table sets forth operating metrics for the three and six months ended August 3, 2014 and August 4, 2013.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
Change in Same Store Sales (on-premises sales only):
Company stores	1.1%	10.5%	(0.2)%	11.4%
Domestic Franchise stores	3.8%	12.0%	4.2%	11.9%
International Franchise stores	(1.0)%	(11.2)%	(2.8)%	(9.6)%
International Franchise stores, in constant dollars(1)	(2.4)%	(7.1)%	(2.3)%	(5.8)%

Change in Same Store Customer Count - Company stores
(retail sales only)	0.8%	8.0%	(1.8)%	9.7%

Average guest check - Company stores (retail sales only)	$7.67	$7.68	$7.56	$7.49

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,305	5,283	5,255	5,327
Convenience stores	4,702	4,503	4,648	4,492

Average weekly sales per door:
Grocers/mass merchants	$352	$353	$357	$359
Convenience stores	250	262	251	264

Systemwide Sales (in thousands):(2)
Company stores	$77,806	$74,893	$157,624	$156,014
Domestic Franchise stores	84,096	78,616	171,807	159,602
International Franchise stores	114,706	102,971	229,217	213,226
International Franchise stores, in constant dollars(3)	114,706	104,958	229,217	213,137

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$214.9	$203.4	$213.6	$203.3
Dual-channel stores:
On-premises	36.4	34.8	38.2	37.9
Wholesale	48.5	50.4	49.2	51.1
Total	84.9	85.2	87.4	89.0
On-premises only stores	34.4	37.2	36.3	38.9
All factory stores	70.6	75.1	72.8	78.0
Satellite stores	21.2	20.7	22.2	22.0
All stores	60.9	62.5	63.0	65.0

Domestic Franchise stores:
Factory stores	$50.5	$51.9	$51.7	$53.1
Satellite stores	17.6	18.1	18.3	18.3

International Franchise stores:
Factory stores	$40.5	$38.3	$40.6	$39.7
Satellite stores	9.2	9.3	9.4	9.9

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended August 4, 2013 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended August 3, 2014.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and six months ended August 3, 2014 and August 4, 2013 include only stores open at the respective period end.

In the first quarter of fiscal 2015, the Company revised its methodology for computing its same store sales metric. Under the revised methodology, shops are included in the same store sales computation after 18 months of operation, compared to 13 months under the former methodology. The Company believes that deferring stores’ entry into the same store sales metric until week 79 results in a more meaningful measurement of comparable sales because, in most cases, substantially all of the elevated sales levels typically experienced in the initial weeks following the opening of a new Krispy Kreme shop will no longer be reflected in the metric.

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

The following table sets forth data about the number of systemwide stores as of August 3, 2014 and August 4, 2013.

	August 3,	August 4,
	2014	2013
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	33	31
On-premises only stores	42	34
Satellite stores	21	21
Total Company stores	103	93

Domestic Franchise stores:
Factory stores	109	105
Satellite stores	51	45
Total Domestic Franchise stores	160	150

International Franchise stores:
Factory stores	128	119
Satellite stores	493	427
Total International Franchise stores	621	546

Total systemwide stores	884	789

The following table sets forth data about the number of store operating weeks for the three and six months ended August 3, 2014 and August 4, 2013.

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91	182	182
Dual-channel stores	414	430	817	878
On-premises only stores	529	427	1,036	840
Satellite stores	255	273	488	539

Domestic Franchise stores:(1)
Factory stores	1,416	1,320	2,810	2,627
Satellite stores	684	576	1,359	1,136

International Franchise stores:(1)
Factory stores	1,408	1,359	2,788	2,705
Satellite stores	6,216	5,391	12,120	10,497

(1)	Metrics for the three and six months ended August 3, 2014 and August 4, 2013 include only stores open at the respective period end.

The following table sets forth the types and locations of Company stores as of August 3, 2014.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	3	-	7
District of Columbia	-	1	-	1
Florida	6	-	-	6
Georgia	11	4	-	15
Illinois	1	-	-	1
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	2	-	-	2
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	11	2	-	13
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	82	20	1	103

Changes in the number of Company stores during the three and six months ended August 3, 2014 and August 4, 2013 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 3, 2014
May 4, 2014	78	18	1	97
Opened	1	-	-	1
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Transferred from Domestic Franchise	2	3	-	5
August 3, 2014	82	20	1	103

Six months ended August 3, 2014
February 2, 2014	76	18	1	95
Opened	3	-	-	3
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Transferred from Domestic Franchise	2	3	-	5
August 3, 2014	82	20	1	103

Three months ended August 4, 2013
May 5, 2013	74	20	1	95
Opened	2	-	-	2
Closed	(1)	-	-	(1)
Transferred to Domestic Franchise	(3)	-	-	(3)
August 4, 2013	72	20	1	93

Six months ended August 4, 2013
February 3, 2013	76	20	1	97
Opened	3	-	-	3
Closed	(1)	-	-	(1)
Transferred to Domestic Franchise	(6)	-	-	(6)
August 4, 2013	72	20	1	93

The following table sets forth the types and locations of domestic franchise stores as of August 3, 2014.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	-	-	4
Arizona	2	5	-	7
Arkansas	2	-	-	2
California	15	11	3	29
Colorado	2	-	-	2
Connecticut	1	-	3	4
Delaware	1	-	-	1
Florida	12	7	1	20
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	2	-	-	2
Iowa	1	-	1	2
Kansas	1	-	-	1
Louisiana	2	-	-	2
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	6	2	-	8
Tennessee	1	-	-	1
Texas	14	2	-	16
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	-	1
Total	109	38	13	160

Changes in the number of domestic franchise stores during the three and six months ended August 3, 2014 and August 4, 2013 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 3, 2014
May 4, 2014	109	40	14	163
Opened	2	1	-	3
Closed	-	-	(1)	(1)
Transferred to Company Stores	(2)	(3)	-	(5)
August 3, 2014	109	38	13	160

Six months ended August 3, 2014
February 2, 2014	107	37	15	159
Opened	4	4	-	8
Closed	-	-	(2)	(2)
Transferred to Company Stores	(2)	(3)	-	(5)
August 3, 2014	109	38	13	160

Three months ended August 4, 2013
May 5, 2013	102	30	14	146
Opened	-	1	-	1
Closed	-	-	-	-
Transferred from Company Stores	3	-	-	3
August 4, 2013	105	31	14	150

Six months ended August 4, 2013
February 3, 2013	99	29	14	142
Opened	-	2	-	2
Closed	-	-	-	-
Transferred from Company Stores	6	-	-	6
August 4, 2013	105	31	14	150

The types and locations of international franchise stores as of August 3, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	6	1	6	6	19
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Dominican Republic	2011	1	-	2	-	3
India	2013	4	-	8	2	14
Indonesia	2007	1	-	6	8	15
Japan	2007	17	-	38	3	58
Kuwait	2007	1	-	7	6	14
Lebanon	2009	1	-	1	-	2
Malaysia	2010	2	-	2	6	10
Mexico	2004	9	1	39	67	116
Philippines	2007	7	3	34	7	51
Puerto Rico	2009	7	-	-	-	7
Qatar	2008	1	-	-	-	1
Russia	2014	2	-	2	2	6
Saudi Arabia	2008	10	-	67	20	97
Singapore	2014	2	-	2	-	4
South Korea	2005	31	-	58	-	89
Taiwan	2014	2	-	-	1	3
Thailand	2011	3	2	4	5	14
Turkey	2010	1	-	12	9	22
United Arab Emirates	2008	2	-	9	7	18
United Kingdom	2004	13	2	27	8	50
Total		128	9	327	157	621

Changes in the number of international franchise stores during the three and six months ended August 3, 2014 and August 4, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended August 3, 2014
May 4, 2014	126	9	310	150	595
Opened	3	-	20	7	30
Closed	(1)	-	(3)	-	(4)
August 3, 2014	128	9	327	157	621

Six months ended August 3, 2014
February 2, 2014	125	9	296	144	574
Opened	5	-	34	14	53
Closed	(2)	-	(3)	(1)	(6)
August 3, 2014	128	9	327	157	621

Three months ended August 4, 2013
May 5, 2013	121	9	271	131	532
Opened	1	-	11	7	19
Closed	(2)	-	(3)	-	(5)
Change in store type	(1)	-	1	-	-
August 4, 2013	119	9	280	138	546

Six months ended August 4, 2013
February 3, 2013	120	9	257	123	509
Opened	4	-	27	15	46
Closed	(4)	-	(5)	-	(9)
Change in store type	(1)	-	1	-	-
August 4, 2013	119	9	280	138	546

Three months ended August 3, 2014 compared to three months ended August 4, 2013

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

In the second quarter of fiscal 2014, the Company recorded a charge of $967,000 related to the retirement of its secured credit facilities, consisting of the writeoff of unamortized deferred financing costs related to the Company’s term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis.

The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable, and to facilitate comparisons of second quarter fiscal 2015 results with the Company’s results for the second quarter of fiscal 2014 in light of the costs incurred in connection with the retirement of the term loan. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands, except per share amounts)
Net income, as reported	$5,752	$4,717
Loss on retirement of debt	-	967
Provision for deferred income taxes	3,226	3,945
Adjusted net income	$8,978	$9,629

Adjusted earnings per common share:
Basic	$0.14	$0.14
Diluted	$0.13	$0.14

Weighted average shares outstanding:
Basic	66,008	67,267
Diluted	68,725	71,089

Overview

Total revenues rose by 6.9% to $120.5 million for the three months ended August 3, 2014 compared to $112.7 million for the three months ended August 4, 2013. Consolidated operating income was $9.6 million compared to $10.6 million, and consolidated net income was $5.8 million compared to $4.7 million.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	August 3,	August 4,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$78,535	$75,689
Domestic Franchise	3,296	2,799
International Franchise	7,534	6,057
KK Supply Chain:
Total revenues	59,503	57,201
Less - intersegment sales elimination	(28,352)	(29,017)
External KK Supply Chain revenues	31,151	28,184
Total revenues	$120,516	$112,729

Segment revenues as a percentage of total revenues:
Company Stores	65.2%	67.1%
Domestic Franchise	2.7	2.5
International Franchise	6.3	5.4
KK Supply Chain (external sales)	25.8	25.0
	100.0%	100.0%

Segment operating results:
Company Stores	$1,261	$1,790
Domestic Franchise	1,900	1,526
International Franchise	5,111	4,239
KK Supply Chain	8,489	8,999
Total segment operating income	16,761	16,554
General and administrative expenses	(6,737)	(5,655)
Corporate depreciation and amortization expense	(362)	(295)
Impairment charges and lease termination costs	(38)	(4)
Consolidated operating income	9,624	10,600
Interest income	64	70
Interest expense	(162)	(354)
Loss on retirement of debt	-	(967)
Equity in losses of equity method franchisee	(61)	(60)
Other non-operating income and (expense), net	152	(1)
Income before income taxes	9,617	9,288
Provision for income taxes	3,865	4,571
Consolidated net income	$5,752	$4,717

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$36,124	$33,581	46.0%	44.4%
Fundraising sales	2,696	2,559	3.4	3.4
Total on-premises sales	38,820	36,140	49.4	47.7
Wholesale sales:
Grocers/mass merchants	23,977	23,937	30.5	31.6
Convenience stores	14,565	14,647	18.5	19.4
Other wholesale	1,173	965	1.5	1.3
Total wholesale sales	39,715	39,549	50.6	52.3
Total revenues	78,535	75,689	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	29,619	29,045	37.7	38.4
Shop labor	14,547	13,881	18.5	18.3
Delivery labor	6,211	6,151	7.9	8.1
Employee benefits	4,739	5,578	6.0	7.4
Total cost of sales	55,116	54,655	70.2	72.2
Vehicle costs(1)	4,274	4,235	5.4	5.6
Occupancy(2)	2,712	2,455	3.5	3.2
Utilities expense	1,682	1,582	2.1	2.1
Depreciation and amortization expense	2,457	2,174	3.1	2.9
Business acquisition charges	431	-	0.5	-
Gain on refranchising	-	(876)	-	(1.2)
Other store operating expenses	5,984	5,039	7.6	6.7
Total store level costs	72,656	69,264	92.5	91.5
Store operating income	5,879	6,425	7.5	8.5
Other segment operating costs(3)	3,543	3,560	4.5	4.7
Allocated corporate overhead	1,075	1,075	1.4	1.4
Segment operating income	$1,261	$1,790	1.6%	2.4%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

Sales at Company Stores increased 3.8% to $78.5 million in the second quarter of fiscal 2015 from $75.7 million in the second quarter of fiscal 2014.

A reconciliation of Company Stores segment sales from the second quarter of fiscal 2014 to the second quarter of fiscal 2015 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended August 4, 2013	$36,140	$39,549	$75,689
Fiscal 2014 sales at closed stores	(440)	(201)	(641)
Fiscal 2014 sales at stores refranchised in fiscal 2014	(739)	(580)	(1,319)
Increase in sales at established stores (open stores only)	473	427	900
Increase in sales at stores opened in fiscal 2014	931	-	931
Sales at stores acquired in fiscal 2015	1,032	520	1,552
Sales at stores opened in fiscal 2015	1,423	-	1,423
Sales for the three months ended August 3, 2014	$38,820	$39,715	$78,535

On-premises sales

On-premises sales increased 7.4% to $38.8 million in the second quarter of fiscal 2015.

The following table presents on-premises sales metrics for Company stores:

	Three Months Ended
	August 3,	August 4,
	2014	2013
On-premises:
Change in same store sales	1.1%	10.5%
Change in same store customer count (retail sales only)	0.8%	8.0%
Average guest check (retail sales only)	$7.67	$7.68

The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	August 3,	August 4,
	2014	2013
Change in same store sales:
Retail pricing	1.8%	3.8%
Guest check average (exclusive of the effects of pricing)	(1.4)	(0.5)
Customer count	0.7	7.3
Fundraising pricing	0.5	-
Other	(0.5)	(0.1)
Total	1.1%	10.5%

Retail and fundraising price increases implemented in the first quarter of fiscal 2015 drove increases in same store sales of 1.8 and 0.5 percentage points, respectively, exclusive of any effects of higher pricing on unit volumes; such effects are difficult to measure reliably. On February 3, 2014, the Company implemented retail price increases affecting items comprising approximately 70% of retail sales; the average price increase on these items was approximately 3%. The Company implemented somewhat larger retail price increases approximately one year earlier. On March 3, 2014, the Company implemented a fundraising price increase of approximately 9%.

The positive effects of the fiscal 2015 pricing actions on same store sales (2.3 percentage points in the aggregate) and a 0.7 percentage point gain from higher customer traffic were partially offset by non-pricing changes in the average guest check, which reduced same store sales by 1.4 percentage points. The Company believes a decrease in average guest check resulting from an increase in consumer incentives in the second quarter was partially offset by a positive change in sales mix. The Company believes that normal cannibalization effects from new stores in some markets in which the Company is opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the quarter. “Cannibalization effect” means the tendency for new stores to generate sales, at least in part, by “shifting” sales from existing stores in the same market. The Company’s goal is to increase total sales of its products and the Company’s profitability in each market it serves by adding additional Krispy Kreme shops in markets the Company believes it has not fully penetrated.

The Company believes that growth in same store customer traffic was an important contributor to the expansion of operating margin in the Company Stores segment in fiscal 2013 and fiscal 2014. The contribution to same store sales from higher customer traffic has declined from its peak of 11.2% in the fourth quarter of fiscal 2013. The Company continuously evaluates and adjusts it marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in its shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment.

Wholesale sales

The following table presents wholesale sales metrics for Company stores:

	Three Months Ended
	August 3,	August 4,
	2014	2013
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	0.4%	(5.4)%
Change in average weekly sales per door	(0.3)%	9.6%
Convenience stores:
Change in average weekly number of doors	4.4%	0.7%
Change in average weekly sales per door	(4.6)%	6.5%

Sales to grocers and mass merchants were flat at approximately $24.0 million, with a 0.4% increase in the average number of doors served offset by a 0.3% decline in average weekly sales per door. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores were flat at $14.6 million, reflecting a 4.6% decrease in the average weekly sales per door offset by a 4.4% increase in the average number of doors served. The majority of the door growth in the second quarter of fiscal 2015 reflects new doors at existing customers and an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market, partially offset by a reduction of doors from the refranchising of stores in the Dallas market in fiscal 2014. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Costs and expenses

Total cost of sales as a percentage of revenues decreased by 2.0 percentage points from the second quarter of fiscal 2014 to 70.2% of revenues in the second quarter of fiscal 2015.

The cost of food, beverage and packaging as a percentage of revenues decreased 0.7 percentage points to 37.7% in the second quarter of fiscal 2015. The decrease reflects, among other things, a greater percentage of sales derived from on-premises customers compared to the second quarter of fiscal 2014. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale distribution channel and because of the effect of returns in the wholesale distribution channel. Input costs of food, beverage and packaging were, in the aggregate, largely unchanged in the second quarter of fiscal 2015 compared to the prior year period.

KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase the majority its remaining fiscal 2015 flour and shortening requirements, and all of its estimated sugar requirements. For fiscal 2016, KK Supply Chain has entered into contracts to purchase substantially all of its estimated sugar requirements.

Employee benefits as a percentage of revenues decreased from 7.4% in the second quarter of fiscal 2014 to 6.0% in the second quarter of fiscal 2015, principally due to lower healthcare costs in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The Company is self-insured for healthcare costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of medical claims directly affect the Company’s results of operations.

The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2014 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $780,000 in the second quarter of fiscal 2015 and $550,000 in the second quarter of fiscal 2014. The $780,000 favorable adjustment recorded in the second quarter of fiscal 2015 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $630,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $90,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $60,000 included in other operating costs. The $550,000 favorable adjustment recorded in the second quarter of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $50,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $110,000 included in other operating costs.

Depreciation expense increased due to construction of new stores and store refurbishments at existing stores.

During the second quarter of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements included elsewhere herein. The charges principally reflect the settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee, certain terms of which were unfavorable, from the Company’s point of view, to current market terms of $343,000 and transaction costs related to the acquisition of $88,000.

During the second quarter of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company recorded a gain of $876,000 on the refranchising transaction.

Other store level operating expenses increased to $6.0 million (7.6% of revenues) in the second quarter of fiscal 2015 from $5.0 million (6.7% of revenues) in the second quarter of fiscal 2014. The increase reflects, among other things, higher marketing and promotional activities during the quarter.

Other segment operating costs in the second quarter of fiscal 2014 included approximately $285,000 in legal costs related to the litigation associated with the Company’s former landlord in Lorton, Virginia which was settled in the fourth quarter of fiscal 2014.

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

However, management currently does not expect the Company’s aggregate incremental costs associated with the Act will exceed its current costs by more than $5 million annually, and the Company currently estimates its incremental costs will be substantially less than such amount. The Company is continuing to study and evaluate the requirements of the Act, and management’s estimate of the additional costs associated with it is expected to change as the Company gains additional information and makes further decisions regarding the Act’s requirements. In addition, the Company has implemented and expects to continue to implement benefit cost reduction actions designed to mitigate the costs imposed on the Company by the Act. The Company’s goal is to prevent the Act’s requirements from having a material adverse effect on the Company’s results of operations.

Domestic Franchise

	Three Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Revenues:
Royalties	$2,971	$2,671
Development and franchise fees	125	-
Other	200	128
Total revenues	3,296	2,799

Operating expenses:
Segment operating expenses	1,247	1,151
Depreciation expense	49	22
Allocated corporate overhead	100	100
Total operating expenses	1,396	1,273
Segment operating income	$1,900	$1,526

Domestic Franchise revenues increased 17.8% to $3.3 million in the second quarter of fiscal 2015. The increase reflects higher domestic royalty revenues resulting from a 7.0% increase in sales by domestic franchise stores from $79 million in the second quarter of fiscal 2014 to $84 million in the second quarter of fiscal 2015, as well as higher development and franchise fees resulting from an increase in store openings. Domestic Franchise same store sales rose 3.8% in the second quarter of fiscal 2015.

Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

The increase in other Domestic Franchise revenues principally reflects rental income charged to a franchisee for stores leased or subleased to the franchisees in connection with the Dallas refranchising transaction in the second quarter of fiscal 2014 and rental income charged to another franchisee in connection with the Company’s acquisition of the land, building and doughnut-making equipment at a facility in Illinois in December 2013 as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company assumed operation of this facility for its own account in July 2014. The Company has received a notice that its Dallas franchisee intends to exercise its option to purchase the two stores leased to it by the Company.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs.

Domestic franchisees opened three stores and closed one in the second quarter of fiscal 2015. As of August 3, 2014, development agreements for territories in the United States provide for the development of approximately 100 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Revenues:
Royalties	$7,044	$5,812
Development and franchise fees	490	245
Total revenues	7,534	6,057

Operating expenses:
Segment operating expenses	2,121	1,517
Depreciation expense	2	1
Allocated corporate overhead	300	300
Total operating expenses	2,423	1,818
Segment operating income	$5,111	$4,239

International Franchise royalties increased 21.2%, driven by an increase in sales by international franchise stores from $103 million in the second quarter of fiscal 2014 to $115 million in the second quarter of fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business increased sales by international franchisees measured in U.S. dollars by approximately $2.2 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, which positively affected international royalty revenues by approximately $130,000. Excluding the effects of exchange rates, sales by international franchisees rose 9.3%. The Company recognized royalty revenue of approximately $900,000 and $320,000 collected during the second quarter of fiscal 2015 and 2014, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee. There is no prescribed repayment schedule for the remaining $1.9 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.4%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on initial stores in new markets of additional store openings in those markets.

Constant dollar same store sales in established markets fell 0.3% in the second quarter of fiscal 2015 and fell 4.6% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 54% of aggregate constant dollar same store sales for the second quarter of fiscal 2015. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 582 international shops currently in operation that opened since the beginning of fiscal 2007, 241 shops are in these established markets.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $2.1 million in the second quarter of fiscal 2015 from $1.5 million in the second quarter of fiscal 2014, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. Operating expenses in the second quarter of fiscal 2015 include a provision for potential uncollectible accounts of approximately $180,000 related to a single franchisee, compared to a net credit in bad debt expense of approximately $120,000 in the second quarter of fiscal 2014 resulting principally from recoveries of accounts previously written-off.

International franchisees opened 30 stores and closed four stores in the second quarter of fiscal 2015. As of August 3, 2014, development agreements for territories outside the United States provide for the development of approximately 340 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Doughnut mixes	$21,061	$19,885	35.4%	34.8%
Other ingredients, packaging and supplies	34,925	34,109	58.7	59.6
Equipment	2,814	2,523	4.7	4.4
Fuel surcharge	703	684	1.2	1.2
Total revenues before intersegment sales elimination	59,503	57,201	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	40,540	39,308	68.1	68.7
Loss on agricultural derivatives	1,341	410	2.3	0.7
Inbound freight	1,714	1,611	2.9	2.8
Total cost of sales	43,595	41,329	73.3	72.3
Distribution costs	3,678	3,528	6.2	6.2
Other segment operating costs	3,278	2,873	5.5	5.0
Depreciation expense	163	172	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	51,014	48,202	85.7	84.3
Segment operating income	$8,489	$8,999	14.3%	15.7%

Sales of doughnut mixes rose 5.9% year-over-year in the second quarter of fiscal 2015, principally due to higher unit volumes partially offset by slightly lower selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 2.4% year-over-year in the second quarter of fiscal 2015 due to higher unit volumes partially offset by slightly lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose in the second quarter of fiscal 2015 compared to the second quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

KK Supply Chain cost of sales increased to 73.3% of revenues in the second quarter of fiscal 2015 from 72.3% of revenues in the second quarter of the preceding fiscal year. Substantially all of the increase reflects net losses on agricultural derivative positions of $1.3 million in the second quarter of fiscal 2015 compared to net losses of $410,000 in the second quarter of fiscal 2014. The Company has not designated any of its derivative positions as cash flow hedges and, accordingly, changes in the market value of those positions are reflected in earnings as they occur.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 33 stores and closed five stores in the second quarter of fiscal 2015. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.8 million in the second quarter of fiscal 2015 and 2014.

General and administrative expenses increased to $6.7 million in the second quarter of fiscal 2015 from $5.7 million in the second quarter of fiscal 2014, and as a percentage of revenues increased to 5.6% from 5.0%.

General and administrative expenses include incremental costs of approximately $900,000 in the second quarter of fiscal 2015 related to the implementation of a new enterprise resource planning system. There were no comparable costs in the second quarter of fiscal 2014.

The increase in general and administrative expenses in the second quarter of fiscal 2015 also reflects higher executive compensation costs related to the transition to a new chief executive officer, partially offset by a decrease in provisions for incentive compensation.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$-	$106
Letter of credit and unused revolver fees	40	61
Amortization of cost of interest rate derivatives	-	20
Amortization of deferred financing costs	27	107
Other (including interest on lease obligations)	95	60
	$162	$354

On July 12, 2013, the Company retired its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

Loss on Retirement of Debt

The Company recorded a charge of $967,000 in the second quarter of fiscal 2014 related to the retirement of the Company’s secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) would not occur.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $61,000 in the second quarter of fiscal 2015 compared to losses of $60,000 in the second quarter of fiscal 2014. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net in the second quarter of fiscal 2015 includes payments of approximately $150,000 received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2015 was 40% compared to 49% for the second quarter of fiscal 2014. Included in income tax expense for the second quarter of fiscal 2014 is a charge of approximately $686,000 (approximately 7.4% of pretax income) to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the second quarter of fiscal 2014, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

The portion of the income tax provision representing taxes estimated to be payable currently was $639,000 and $626,000 in the second quarter of fiscal 2015 and fiscal 2014, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2015 is 40%. Management’s estimate of the fiscal 2015 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

See “Results of Operations – Three months ended August 3, 2014 compared to three months ended August 4, 2013 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

Net Income

The Company reported net income of $5.8 million for the three months ended August 3, 2014 and $4.7 million for the three months ended August 4, 2013.

Six months ended August 3, 2014 compared to six months ended August 4, 2013

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

In the second quarter of fiscal 2014, the Company recorded a charge of $967,000 related to the retirement of its secured credit facilities, consisting of the writeoff of unamortized deferred financing costs related to the Company’s term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis.

The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable, and to facilitate comparisons of the first six months of fiscal 2015 results with the Company’s results for the first six months of fiscal 2014 in light of the costs incurred in connection with the retirement of the term loan. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands, except per share amounts)
Net income, as reported	$15,408	$12,716
Loss on retirement of debt	-	967
Provision for deferred income taxes	9,388	10,050
Adjusted net income	$24,796	$23,733

Adjusted earnings per common share:
Basic	$0.37	$0.35
Diluted	$0.36	$0.34

Weighted average shares outstanding:
Basic	66,265	67,139
Diluted	69,236	70,833

Overview

Total revenues rose 3.7% to $242.1 million for the six months ended August 3, 2014 compared to $233.4 million for the six months ended August 4, 2013. Consolidated operating income was $25.8 million at both periods, and consolidated net income was $15.4 million compared to $12.7 million.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$158,983	$157,610
Domestic Franchise	6,795	5,670
International Franchise	14,115	12,502
KK Supply Chain:
Total revenues	119,815	117,012
Less - intersegment sales elimination	(57,612)	(59,440)
External KK Supply Chain revenues	62,203	57,572
Total revenues	$242,096	$233,354

Segment revenues as a percentage of total revenues:
Company Stores	65.7%	67.5%
Domestic Franchise	2.8	2.4
International Franchise	5.8	5.4
KK Supply Chain (external sales)	25.7	24.7
	100.0%	100.0%

Segment operating results:
Company Stores	$5,677	$7,104
Domestic Franchise	4,056	2,965
International Franchise	9,391	8,770
KK Supply Chain	21,243	19,238
Total segment operating income	40,367	38,077
General and administrative expenses	(13,784)	(11,710)
Corporate depreciation and amortization expense	(733)	(571)
Impairment charges and lease termination costs	(46)	(12)
Consolidated operating income	25,804	25,784
Interest income	235	131
Interest expense	(305)	(791)
Loss on retirement of debt	-	(967)
Equity in losses of equity method franchisee	(118)	(113)
Other non-operating income and (expense), net	320	(6)
Income before income taxes	25,936	24,038
Provision for income taxes	10,528	11,322
Consolidated net income	$15,408	$12,716

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$72,231	$69,598	45.4%	44.2%
Fundraising sales	7,675	7,336	4.8	4.7
Total on-premises sales	79,906	76,934	50.3	48.8
Wholesale sales:
Grocers/mass merchants	48,103	49,171	30.3	31.2
Convenience stores	28,993	29,538	18.2	18.7
Other wholesale	1,981	1,967	1.2	1.2
Total wholesale sales	79,077	80,676	49.7	51.2
Total revenues	158,983	157,610	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	59,149	59,411	37.2	37.7
Shop labor	28,357	27,655	17.8	17.5
Delivery labor	12,330	12,448	7.8	7.9
Employee benefits	10,398	10,924	6.5	6.9
Total cost of sales	110,234	110,438	69.3	70.1
Vehicle costs(1)	8,537	8,658	5.4	5.5
Occupancy(2)	5,312	5,017	3.3	3.2
Utilities expense	3,145	2,988	2.0	1.9
Depreciation expense	5,041	4,528	3.2	2.9
Business acquisition charges	431	-	0.3	-
Gain on refranchising	-	(876)	-	(0.6)
Other store operating expenses	11,752	10,333	7.4	6.6
Total store level costs	144,452	141,086	90.9	89.5
Store operating income	14,531	16,524	9.1	10.5
Other segment operating costs(3)	6,704	7,270	4.2	4.6
Allocated corporate overhead	2,150	2,150	1.4	1.4
Segment operating income	$5,677	$7,104	3.6%	4.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

Sales at Company Stores increased 0.9% to $159.0 million in the first six months ended August 3, 2014 from $157.6 million in the first six months ended August 4, 2013.

A reconciliation of Company Stores segment sales for the six months ended August 4, 2013 to the six months ended August 3, 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the six months ended August 4, 2013	$76,934	$80,676	$157,610
Fiscal 2014 sales at closed stores	(1,286)	(892)	(2,178)
Fiscal 2014 sales at stores refranchised in fiscal 2014	(2,075)	(1,715)	(3,790)
Increase (decrease) in sales at established stores (open stores only)	(520)	488	(32)
Increase in sales at stores opened in fiscal 2014	3,752	-	3,752
Sales at stores acquired in fiscal 2015	1,032	520	1,552
Sales at stores opened in fiscal 2015	2,069	-	2,069
Sales for the six months ended August 3, 2014	$79,906	$79,077	$158,983

On-premises sales

On-premises sales increased 3.9% to $79.9 million in the first six months of fiscal 2015.

The following table presents on-premises sales metrics for Company stores:

	Six Months Ended
	August 3,	August 4,
	2014	2013
On-premises:
Change in same store sales	(0.2)%	11.4%
Change in same store customer count (retail sales only)	(1.8)%	9.7%
Average guest check (retail sales only)	$7.56	$7.49

The components of the change in same store sales at Company stores are as follows:

	Six Months Ended
	August 3,	August 4,
	2014	2013
Change in same store sales:
Retail pricing	2.1%	3.3%
Guest check average (exclusive of the effects of pricing)	(1.1)	(0.4)
Customer count	(1.6)	8.4
Fundraising pricing	0.5	-
Other	(0.1)	0.1
Total	(0.2)%	11.4%

Retail and fundraising price increases implemented in the first quarter of fiscal 2015 drove increases in same store sales of 2.1 and 0.5 percentage points, respectively, exclusive of any effects of higher pricing on unit volumes; such effects are difficult to measure reliably. On February 3, 2014, the Company implemented retail price increases affecting items comprising approximately 70% of retail sales; the average price increase on these items was approximately 3%. The Company implemented somewhat larger retail price increases approximately one year earlier. On March 3, 2014, the Company implemented a fundraising price increase of approximately 9%.

The positive effects of the fiscal 2015 pricing actions on same store sales (2.6 percentage points in the aggregate) were offset by a decline in non-pricing changes in the average guest check, which reduced same store sales by 1.1 percentage points and customer traffic, which reduced same store sales by 1.6 percentage points. The Company believes a decrease in average guest check resulting from an increase in consumer incentives in first six months of fiscal 2015 was partially offset by a positive change in sales mix. The Company believes that severe and unusual weather in many of the geographic areas in which the Company’s shops are located adversely affected traffic during the first quarter of fiscal 2015. In addition, the Company believes that normal cannibalization effects from new stores in some markets in which the Company is opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the first six months of fiscal 2015. The Company’s goal is to increase total sales of its products and the Company’s profitability in each market it serves by adding additional Krispy Kreme shops in markets the Company believes it has not fully penetrated.

The Company believes that growth in same store customer traffic was an important contributor to the expansion of operating margin in the Company Stores segment in fiscal 2013 and fiscal 2014. The contribution to same store sales from higher customer traffic has declined from its peak of 11.2% in the fourth quarter of fiscal 2013. Lower traffic reduced same store sales by 1.6 percentage points in the first six months of fiscal 2015, at least in part due to the adverse effects of weather conditions in the first quarter. The Company continuously evaluates and adjusts it marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in its shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment.

Wholesale sales

The following table presents wholesale sales metrics for Company stores:

	Six Months Ended
	August 3,	August 4,
	2014	2013
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	(1.4)%	(4.8)%
Change in average weekly sales per door	(0.6)%	12.5%
Convenience stores:
Change in average weekly number of doors	3.5%	(0.9)%
Change in average weekly sales per door	(4.9)%	6.9%

Sales to grocers and mass merchants decreased 2.2% to $48.1 million, reflecting a 0.6% decline in average weekly sales per door and a 1.4% decline in the average number of doors served. The decline in the average number of doors served in the grocery/mass merchant channel reflects the refranchising of stores in the Kansas/Missouri and Dallas markets in fiscal 2014 partially offset by the increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 1.8% to $29.0 million, reflecting a 4.9% decrease in average weekly sales per door, partially offset by a 3.5% increase in the average number of doors served. The majority of the door growth in the first six months of fiscal 2015 reflects new doors at existing customers and the increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015. The increase in the average number of doors served in the convenience store channel was partially offset by the reduction of doors associated with the refranchising of stores in the Kansas/Missouri and Dallas markets in fiscal 2014. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Costs and expenses

Total cost of sales as a percentage of revenues decreased by 0.8 percentage points from the first six months of fiscal 2014 to 69.3% in the first six months of fiscal 2015.

The cost of food, beverage and packaging as a percentage of revenues decreased by 0.5 percentage points from the first six months of fiscal 2014. The decrease reflects, among other things, a greater percentage of sales derived from on-premises customers compared to first six months of fiscal 2014. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale distribution channel and because of the effect of returns in the wholesale distribution channel. Input costs of food, beverage and packaging were, in the aggregate, largely unchanged in the first six months of fiscal 2015 compared to the prior year period.

KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase the majority of its remaining fiscal 2015 flour and shortening requirements, and all of its estimated sugar requirements. For fiscal 2016, KK Supply Chain has entered into contracts to purchase substantially all of its estimated sugar requirements.

The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2014 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $780,000 in the first six months of fiscal 2015 and $550,000 in the first six months of fiscal 2014. The $780,000 favorable adjustment recorded in the first six months of fiscal 2015 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $630,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $90,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $60,000 included in other operating costs. The $550,000 favorable adjustment recorded in the first six months of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $50,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $110,000 included in other operating costs.

Depreciation expense increased due to construction of new stores and store refurbishments at existing stores.

During the second quarter of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements included elsewhere herein. The charges principally reflect the settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee, certain terms of which were unfavorable, from the Company’s point of view, to current market terms of $343,000 and transaction costs related to the acquisition of $88,000.

During the second quarter of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company recorded a gain of $876,000 on the refranchising transaction.

Other store operating expenses increased to $11.8 million (7.4% of revenues) in the first six months of fiscal 2015 from $10.3 million (6.6% of revenues) in the first six months of fiscal 2014. The increase reflects, among other things, higher marketing and promotional activities during the first six months of fiscal 2015 compared to the first six months of fiscal 2014, particularly in the second quarter.

Other segment operating costs in the six months of fiscal 2014 included approximately $720,000 in legal costs related to the litigation associated with the Company’s former landlord in Lorton, Virginia which was settled in the fourth quarter of fiscal 2014.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Domestic Franchise

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Revenues:
Royalties	$6,053	$5,410
Development and franchise fees	295	25
Other	447	235
Total revenues	6,795	5,670

Operating expenses:
Segment operating expenses	2,444	2,469
Depreciation expense	95	36
Allocated corporate overhead	200	200
Total operating expenses	2,739	2,705
Segment operating income	$4,056	$2,965

Domestic Franchise revenues increased 19.8% to $6.8 million in the first six months of fiscal 2015. The increase reflects higher domestic royalty revenues resulting from a 7.6% increase in sales by domestic franchise stores from approximately $160 million in the first six months of fiscal 2014 to $172 million in the first six months of fiscal 2015, as well as higher development and franchise fees resulting from an increase in store openings. Domestic Franchise same store sales rose 4.2% in the first six months of fiscal 2015.

The increase in other revenues principally reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively, and rental income charged to another franchisee in connection with the Company’s acquisition of the land, building and doughnut-making equipment at a facility in Illinois in December 2013 as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company assumed operation of this facility for its own account in July 2014. The Company has received a notice that its Dallas franchisee intends to exercise its option to purchase the two stores leased to it by the Company.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs.

Domestic franchisees opened eight stores and closed two in the first six months of fiscal 2015. As of August 3, 2014, development agreements for territories in the United States provide for the development of approximately 100 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Revenues:
Royalties	$13,292	$11,862
Development and franchise fees	823	640
Total revenues	14,115	12,502

Operating expenses:
Segment operating expenses	4,121	3,128
Depreciation expense	3	4
Allocated corporate overhead	600	600
Total operating expenses	4,724	3,732
Segment operating income	$9,391	$8,770

International Franchise royalties increased 12.1%, driven by a 7.5% increase in sales by international franchise stores from $213 million in the first six months of fiscal 2014 to $229 million in the first six months of fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business had no significant effect on sales by international franchisees measured in U.S. dollars in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The Company recognized royalty revenue of approximately $900,000 and $360,000 collected during the first six months of fiscal 2015 and 2014, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee. There is no prescribed repayment schedule for the remaining $1.9 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.3%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on initial stores in new markets of additional store openings in those markets.

Constant dollar same store sales in established markets rose 0.1% in the first six months of fiscal 2015 and fell 4.8% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 53% of aggregate constant dollar same store sales for the first six months of fiscal 2015. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 582 international shops currently in operation that opened since the beginning of fiscal 2007, 241 shops are in these established markets.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first six months of fiscal 2015 to $4.1 million compared to $3.1 million in the first six months of fiscal 2014, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth, as well as a provision for potential uncollectible accounts of approximately $180,000 in the first six months of fiscal 2015 related to a single franchisee.

International franchisees opened 53 stores and closed six stores in the first six months of fiscal 2015. As of August 3, 2014, development agreements for territories outside the United States provide for the development of approximately 340 additional stores through fiscal 2019. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Doughnut mixes	$42,293	$41,345	35.3%	35.3%
Other ingredients, packaging and supplies	70,519	68,971	58.9	58.9
Equipment	5,532	5,200	4.6	4.4
Fuel surcharge	1,471	1,496	1.2	1.3
Total revenues before intersegment sales elimination	119,815	117,012	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	80,609	79,768	67.3	68.2
(Gain) loss on agricultural derivatives	(103)	580	(0.1)	0.5
Inbound freight	3,484	3,236	2.9	2.8
Total cost of sales	83,990	83,584	70.1	71.4
Distribution costs	7,452	7,401	6.2	6.3
Other segment operating costs	6,196	5,844	5.2	5.0
Depreciation expense	334	345	0.3	0.3
Allocated corporate overhead	600	600	0.5	0.5
Total operating costs	98,572	97,774	82.3	83.6
Segment operating income	$21,243	$19,238	17.7%	16.4%

Sales of doughnut mixes increased 2.3% year-over-year in the first six months of fiscal 2015, principally due to higher unit volumes partially offset by slightly lower selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 2.2% year-over-year in the first six months of fiscal 2015 due to higher unit volumes partially offset by slightly lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose in the first six months of fiscal 2015 compared to the first six months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

KK Supply Chain cost of sales decreased to 70.1% of revenues in the first six months of fiscal 2015 from 71.4% of revenues in the first six months of fiscal 2014. KK Supply Chain had net gains on agricultural derivative positions of $103,000 in the first six months of fiscal 2015 compared to net losses of $580,000 in the first six months of fiscal 2014. The Company has not designated any of its derivative positions as cash flow hedges and, accordingly, changes in the market value of those positions are reflected in earnings as they occur.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 61 stores and closed eight stores in the first six months of fiscal 2015. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $3.6 million in first six months of fiscal 2015 and 2014.

General and administrative expenses increased to $13.8 million in the first six months of fiscal 2015 from $11.7 million in the first six months of fiscal 2014, and as a percentage of revenues increased to 5.7% from 5.0%.

General and administrative expenses include incremental costs of approximately $1.4 million in the first six months of fiscal 2015 related to the implementation of a new enterprise resource planning system. There were no comparable costs in the first six months of fiscal 2015.

The increase in general and administrative expenses in the first six months of fiscal 2015 also reflects an increase in executive compensation costs related to the transition to a new chief executive officer, partially offset by a decrease in provisions for incentive compensation.

Interest Income

Interest income increased to $235,000 in the first six months of fiscal 2015 from $131,000 in the first six months of fiscal 2014. The increase reflects interest income related to a note receivable arising from the sale to a franchisee of leasehold interests in three stores recognized in the third quarter of fiscal 2014. In addition, interest income includes $75,000 and $25,000 received in the first quarter of fiscal 2015 and 2014, respectively, from notes receivable from equity method franchisees, Kremeworks and Kremeworks Canada, which are fully reserved or which were written off in earlier years (see Note 6).

Interest Expense

The components of interest expense are as follows:

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$-	$259
Letter of credit and unused revolver fees	81	135
Amortization of cost of interest rate derivatives	-	39
Amortization of deferred financing costs	54	231
Other (including interest on lease obligations)	170	127
	$305	$791

On July 12, 2013, the Company retired its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

Loss on Retirement of Debt

The Company recorded a charge of $967,000 in the first six months of fiscal 2014 on the retirement of its secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) would not occur.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $118,000 in the first six months of fiscal 2015 compared to losses of $113,000 in the first six months of fiscal 2014. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net in the first six months of fiscal 2015 includes payments of approximately $320,000 received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the first six months of fiscal 2015 was 41% compared to 47% for the first six months of fiscal 2014. Included in income tax expense for the six months ended August 4, 2013 is a charge of approximately $686,000 (approximately 2.9% of pretax income) to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the second quarter of 2014, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

The provision for income taxes for the six months ended August 4, 2013 also includes a charge of approximately $575,000 (2.4% of pretax income) to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. The error and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

The portion of the income tax provision representing taxes estimated to be payable currently was $1.1 million and $1.3 million in the first six months of fiscal 2015 and fiscal 2014, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2015 is 40%. Management’s estimate of the fiscal 2015 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

See “Results of Operations – Six months ended August 3, 2014 compared to six months ended August 4, 2013 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

Net Income

The Company reported net income of $15.4 million for the six months ended August 3, 2014 compared to $12.7 million for the six months ended August 4, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2015 and fiscal 2014.

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$27,687	$27,468
Net cash used for investing activities	(19,592)	(10,625)
Net cash used for financing activities	(28,163)	(22,856)
Net decrease in cash and cash equivalents	$(20,068)	$(6,013)

Cash Flows from Operating Activities

Net cash provided by operating activities increased $219,000 in the first six months of fiscal 2015 from the comparable fiscal 2014 period. Cash provided by operations before changes in assets and liabilities rose $3.1 million to $34.1 million in the first six months of fiscal 2015 compared to $31.0 million in the first six months of fiscal 2014 due to improved operating performance. The increase in inventory in the first six months of fiscal 2014 reflects higher equipment inventory levels and a temporary rise in certain inventories related to a change in certain ingredients. Additionally, in the first six months of fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters; such recovery is reflected in the increase in other current and non-current assets in fiscal 2014. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in the timing of routine cash receipts and disbursements.

Cash Flows from Investing Activities

Net cash used for investing activities was $19.6 million in the first six months of fiscal 2015 compared to $10.6 million in the first six months of fiscal 2014.

Cash used for capital expenditures increased to $13.1 million in the first six months of fiscal 2015 from $12.4 million in the first six months of fiscal 2014. The components of capital expenditures were approximately as follows:

	Six Months Ended
	August 3,	August 4,
	2014	2013
	(In thousands)
New store construction	$7,409	$5,268
Store remodels and betterments	2,633	2,509
Capital leases on stores acquired	1,052	-
Other store equipment, including vehicles and point-of-sale and handheld equipment	1,562	2,534
Corporate office remodel	11	1,512
Corporate information technology	3,030	1,639
Other	938	310
Total capital expenditures	16,635	13,772
Assets acquired under leasing arrangements	(3,781)	(44)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	209	(1,366)
Cash used for capital expenditures	$13,063	$12,362

The Company currently expects capital expenditures (including assets acquired using capital leases) to range from $30 million to $35 million in fiscal 2015. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

In June 2014, the Company acquired the business and operating assets of its franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops in exchange for $7.2 million cash, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

In the first six months of fiscal 2014, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash, as more fully described in Note 13.

Cash Flows from Financing Activities

Net cash used by financing activities was $28.2 million in the first six months of fiscal 2015 compared to $22.9 million in the first six months of fiscal 2014.

During the first six months of fiscal 2014, the Company repaid approximately $24.5 million of outstanding term loan and capitalized lease indebtedness. The Company repaid the $21.7 million remaining outstanding balance of its term loan in connection with the retirement of its credit facilities described in Note 7 in the consolidated financial statements appearing elsewhere herein. Additional payments included approximately $1.1 million of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $730,000 of prepayments from the proceeds from the exercise of stock options.

The Company’s Board of Directors has authorized the repurchase of up to $80 million of the Company's common stock. Through August 3, 2014, the Company repurchased 3,025,800 shares under the authorization at an average price of $18.10 per share, for a total cost of $54.8 million. During the first six months ended August 3, 2014, the Company repurchased 1,840,300 shares under the authorization at an average price of $17.63 per share, for a total cost of $32.4 million. Repurchases of approximately $34.6 million of the share repurchases were settled during the first six months ended August 3, 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 3, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of August 3, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 3, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Matters

Except as disclosed below, the Company currently is not a party to any material legal proceedings.

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction. The plaintiffs appealed that decision and the Court of Appeals affirmed that decision on August 19, 2014.

Item 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2014 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
May 5, 2014 through June 1, 2014	385,982	$18.12	385,982	$25,528,172
June 2, 2014 through June 29, 2014	17,327	17.88	17,327	25,218,298
June 30, 2014 through August 3, 2014	-	-	-	25,218,298
Total	403,309	$18.11	403,309

(1)	On July 15, 2013, the Company announced the Board of Directors’ authorization to repurchase up to $50 million of the Company's common stock. On March 12, 2014, the Company announced an increase in such authorization to $80 million. The authorization has no expiration date. Through August 3, 2014, the Company had repurchased a total of approximately 3,025,800 shares under the repurchase authorization at an average price of $18.10 per share, for a total cost of approximately $54.8 million. During the three months ended August 3, 2014, the Company repurchased 403,309 shares under the authorization at an average price of $18.11 per share, for a total cost of approximately $7.3 million. During the six months ended August 3, 2014, the Company repurchased 1,840,334 shares under the authorization at an average price of $17.63 per share, for a total cost of approximately $32.4 million. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 62 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 12, 2014	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1		—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2		—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)

3.3		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)

10.1	*	—	Employment Agreement, dated as of May 13, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Anthony N. Thompson (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 13, 2014)

10.2	*	—	Incentive Stock Option Agreement, dated June 2, 2014, between Krispy Kreme Doughnuts, Inc. and Anthony N. Thompson related to commencement of employment

10.3	*	—	Restricted Stock Unit Agreement, dated June 2, 2014, between Krispy Kreme Doughnuts, Inc. and Anthony N. Thompson related to commencement of employment

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101			The following materials from our Quarterly Report on Form 10-Q for the quarter ended August 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and six months ended August 3, 2014, and August 4, 2013; (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended August 3, 2014 and August 4, 2013; (iii) the Consolidated Balance Sheet as of August 3, 2014 and February 2, 2014; (iv) the Consolidated Statement of Cash Flows for the six months ended August 3, 2014 and August 4, 2013; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended August 3, 2014 and August 4, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements

* Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.