Form 10-Q
period 2014-11-02
KRISPY KREME DOUGHNUTS INC
filed 2014-12-12
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2014
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

Number of shares of Common Stock, no par value, outstanding as of November 28, 2014: 64,771,004.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

Page
Index to Financial Statements
Consolidated statement of income for the three and nine months ended November 2, 2014 and November 3, 2013	5
Consolidated statement of comprehensive income for the three and nine months ended November 2, 2014 and November
3, 2013	6
Consolidated balance sheet as of November 2, 2014 and February 2, 2014	7
Consolidated statement of cash flows for the nine months ended November 2, 2014 and November 3, 2013	8
Consolidated statement of changes in shareholders’ equity for the nine months ended November 2, 2014 and November
3, 2013	9
Notes to financial statements	10

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues	$122,871	$114,231	$364,967	$347,585
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	101,165	92,466	297,421	282,830
General and administrative expenses	5,553	5,730	19,337	17,440
Depreciation and amortization expense	3,280	2,788	9,486	8,272
Impairment charges and lease termination costs	4	1,531	50	1,543
Operating income	12,869	11,716	38,673	37,500
Interest income	62	341	297	472
Interest expense	(230)	(131)	(535)	(922)
Loss on retirement of debt	-	-	-	(967)
Equity in losses of equity method franchisees	(53)	(61)	(171)	(174)
Other non-operating income and (expense), net	91	29	411	23
Income before income taxes	12,739	11,894	38,675	35,932
Provision for income taxes	4,633	5,114	15,161	16,436
Net income	$8,106	$6,780	$23,514	$19,496

Earnings per common share:
Basic	$0.12	$0.10	$0.35	$0.29
Diluted	$0.12	$0.09	$0.34	$0.27

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Net income	$8,106	$6,780	$23,514	$19,496
Other comprehensive income:
Unrealized gain on cash flow hedge	-	-	-	36
Less income taxes	-	-	-	(14)
	-	-	-	22
Loss on cash flow hedge reclassified to net income, previously
charged to other comprehensive income	-	-	-	516
Less income taxes	-	-	-	(200)
	-	-	-	316
Total other comprehensive income	-	-	-	338
Comprehensive income	$8,106	$6,780	$23,514	$19,834

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	November 2,	February 2,
	2014	2014
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,471	$55,748
Receivables	28,272	25,268
Receivables from equity method franchisees	787	675
Inventories	17,163	16,750
Deferred income taxes	23,774	23,847
Other current assets	7,220	5,199
Total current assets	121,687	127,487
Property and equipment	108,381	92,823
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	30,251	24,097
Deferred income taxes	70,153	83,461
Other assets	11,006	10,678
Total assets	$341,478	$338,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$336	$344
Accounts payable	17,801	16,788
Accrued liabilities	27,641	29,276
Total current liabilities	45,778	46,408
Lease obligations, less current portion	8,303	1,659
Other long-term obligations and deferred credits	26,494	25,386

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 64,771 shares and 64,940 shares
outstanding, respectively	310,431	338,135
Accumulated other comprehensive income	-	-
Accumulated deficit	(49,528)	(73,042)
Total shareholders’ equity	260,903	265,093
Total liabilities and shareholders’ equity	$341,478	$338,546

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,514	$19,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,486	8,272
Deferred income taxes	13,381	14,438
Accrued rent expense	597	578
Loss on retirement of debt	-	967
(Gain) loss on disposal of property and equipment	212	(1,930)
(Gain) on refranchising	(1,247)	(876)
Share-based compensation	3,397	3,160
Provision for doubtful accounts	5	(82)
Amortization of deferred financing costs	81	258
Equity in losses of equity method franchisees	171	174
Unrealized (gains) losses on commodity derivative positions	593	(131)
Other	14	22
Change in assets and liabilities:
Receivables	(4,156)	(2,523)
Inventories	(312)	(2,621)
Other current and non-current assets	(2,366)	1,393
Accounts payable and accrued liabilities	1,967	(947)
Other long-term obligations and deferred credits	381	1,363
Net cash provided by operating activities	45,718	41,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,254)	(18,089)
Proceeds from disposals of property and equipment	2,222	1,681
Proceeds from refranchising	1,847	681
Business acquisition, net of cash acquired	(7,152)	-
Other investing activities	584	305
Net cash used for investing activities	(23,753)	(15,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and lease obligations	(296)	(24,546)
Deferred financing costs	-	(132)
Proceeds from exercise of stock options	9,921	2,155
Repurchase of common shares	(42,867)	(2,653)
Net cash used for financing activities	(33,242)	(25,176)
Net increase (decrease) in cash and cash equivalents	(11,277)	413
Cash and cash equivalents at beginning of period	55,748	66,332
Cash and cash equivalents at end of period	$44,471	$66,745
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$6,919	$803

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Accumulated
	Common		Other
	Shares	Common	Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
			(In thousands)
Balance at February 2, 2014	64,940	$338,135	$-	$(73,042)	$265,093
Comprehensive income for the nine months
ended November 2, 2014	-	-	-	23,514	23,514
Exercise of stock options	1,866	9,921	-	-	9,921
Share-based compensation	305	3,397	-	-	3,397
Repurchase of common shares	(2,340)	(41,022)	-	-	(41,022)
Balance at November 2, 2014	64,771	$310,431	$-	$(49,528)	$260,903

Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the nine months
ended November 3, 2013	-	-	338	19,496	19,834
Exercise of stock options	434	2,155	-	-	2,155
Share-based compensation	333	3,160	-	-	3,160
Repurchase of common shares	(138)	(2,653)	-	-	(2,653)
Balance at November 3, 2013	65,985	$356,730	$-	$(87,802)	$268,928

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Numerator: net income	$8,106	$6,780	$23,514	$19,496
Denominator:
Basic earnings per share - weighted average shares outstanding	66,407	67,543	66,313	67,274
Effect of dilutive securities:
Stock options	1,780	3,173	2,161	2,948
Restricted stock units	467	790	568	836
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	68,654	71,506	69,042	71,058

The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

Stock options with respect to 324,000 and 33,000 shares for the three months ended November 2, 2014 and November 3, 2013, respectively, and 100,000 unvested restricted stock units for the three months ended November 2, 2014, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Stock options with respect to 264,000 and 309,000 shares for the nine months ended November 2, 2014 and November 3, 2013, respectively, and 70,000 unvested restricted stock units for the nine months ended November 2, 2014, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

The following table presents the results of operations of the Company’s operating and reportable segments for the three and nine months ended November 2, 2014 and November 3, 2013. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization, and impairment charges and lease termination costs.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Company Stores	$82,579	$74,886	$241,562	$232,496
Domestic Franchise	3,274	3,026	10,069	8,696
International Franchise	6,852	6,205	20,967	18,707
KK Supply Chain:
Total revenues	61,581	58,304	181,396	175,316
Less – intersegment sales elimination	(31,415)	(28,190)	(89,027)	(87,630)
External KK Supply Chain revenues	30,166	30,114	92,369	87,686
Total revenues	$122,871	$114,231	$364,967	$347,585

Operating income:
Company Stores	$2,233	$2,599	$7,910	$9,703
Domestic Franchise	1,989	3,156	6,045	6,121
International Franchise	5,048	4,449	14,439	13,219
KK Supply Chain	9,529	9,098	30,772	28,336
Total segment operating income	18,799	19,302	59,166	57,379
General and administrative expenses	(5,553)	(5,730)	(19,337)	(17,440)
Corporate depreciation and amortization expense	(373)	(325)	(1,106)	(896)
Impairment charges and lease termination costs	(4)	(1,531)	(50)	(1,543)
Consolidated operating income	$12,869	$11,716	$38,673	$37,500

Depreciation and amortization expense:
Company Stores	$2,711	$2,255	$7,752	$6,783
Domestic Franchise	26	36	121	72
International Franchise	1	2	4	6
KK Supply Chain	169	170	503	515
Corporate	373	325	1,106	896
Total depreciation and amortization expense	$3,280	$2,788	$9,486	$8,272

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

The valuation allowance of $2.6 million at November 2, 2014 and $2.7 million at February 2, 2014 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased, which adversely affects the Company’s ability to realize the net operating loss carryforwards because the Company has little income earned in or apportioned to those states.

In the third quarter of fiscal 2015, the Company recognized additional deferred income tax assets related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years. These changes increased the Company’s deferred income tax assets by $206,000 and decreased the valuation allowance on deferred tax assets by $109,000. Accordingly, the Company’s aggregate net deferred tax assets increased by $315,000 and deferred income tax expense decreased by the same amount.

In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced the Company’s deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets was already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of $314,000. The effect of the legislation was therefore to reduce the Company’s net deferred tax assets by $686,000; such amount was included in income tax expense for the nine months ended November 3, 2013.

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

Note 4 — Receivables

The components of receivables are as follows:

	November 2,	February 2,
	2014	2014
	(In thousands)
Receivables:
Wholesale customers	$10,230	$9,919
Unaffiliated franchisees	11,912	10,934
Due from third-party distributors	4,791	3,262
Other receivables	741	640
Current portion of notes receivable	952	754
	28,626	25,509
Less — allowance for doubtful accounts:
Wholesale customers	(207)	(191)
Unaffiliated franchisees	(147)	(50)
	(354)	(241)
	$28,272	$25,268

Receivables from equity method franchisees (Note 6):
Trade	$787	$675

The changes in the allowance for doubtful accounts are summarized as follows:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$241	$615
Provision for doubtful accounts	102	(30)
Net recoveries (chargeoffs)	11	(48)
Balance at end of period	$354	$537

Allowance for doubtful accounts related to receivables from equity method franchisees:
Balance at beginning of period	$-	$-
Provision for doubtful accounts	(43)	(47)
Net recoveries (chargeoffs)	43	47
Balance at end of period	$-	$-

The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	November 2,	February 2,
	2014	2014
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$4,349	$3,980
Less — portion due within one year included in receivables	(952)	(754)
Less — allowance for doubtful accounts	-	(54)
	$3,397	$3,172

Notes receivable at November 2, 2014 and February 2, 2014 consist principally of amounts payable to the Company related to a refranchising transaction, to the sale of certain leasehold interests to a franchisee, and to sales of equipment.

The changes in the allowance for doubtful accounts related to notes receivable are summarized as follows:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Balance at beginning of period	$54	$62
Provision for doubtful accounts	(54)	(5)
Balance at end of period	$-	$57

In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $1.9 million at November 2, 2014 and $2.9 million at February 2, 2014 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. The Company collected approximately $10,000 during the three months ended November 3, 2013 and approximately $900,000 and $370,000, during the nine months ended November 2, 2014 and November 3, 2013, respectively, related to these promissory notes and recorded such collections in revenues as received.

Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $1.1 million and $1.5 million at November 2, 2014 and February 2, 2014, respectively, arising from the Company’s advance to KKSF of approximately $1.6 million on November 1, 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009, payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. The Company’s advance to KKSF was charged against a previously recorded liability for potential payments under the guarantee and the remaining balance of the accrual of approximately $30,000 was credited to other non-operating income and expense, net in the third quarter of fiscal 2014. Because of the uncertainty of recovery of amounts advanced to KKSF, the note receivable is not reflected as an asset in the accompanying consolidated balance sheet. The Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. Such collections were approximately $100,000 and $420,000 in the three and nine months ended November 2, 2014, respectively. KKSF has informed the Company that it is negotiating a new term loan with a third-party lender, the proceeds of which would be used by KKSF to, among other things, expand its business and repay to the Company the amounts owed as described above.

Note 5 — Inventories

The components of inventories are as follows:

	November 2,	February 2,
	2014	2014
	(In thousands)
Raw materials	$7,357	$6,200
Work in progress	158	114
Finished goods and purchased merchandise	9,648	10,436
	$17,163	$16,750

Note 6 — Investments in Franchisees

As of November 2, 2014, the Company had an ownership interest in three franchisees, the net carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	November 2, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$348	$-
Kremeworks Canada, LP	24.5%	-	41	-
Krispy Kreme of South Florida, LLC	35.3%	-	398	-
		900	787	$-
Less: reserves and allowances		(900)	-
		$-	$787

	February 2, 2014
	Company	Investment
	Ownership	and		Loan
	Percentage	Advances	Receivables	Guarantees
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$280	$140
Kremeworks Canada, LP	24.5%	-	19	-
Krispy Kreme of South Florida, LLC	35.3%	-	376	-
		900	675	$140
Less: reserves and allowances		(900)	-
		$-	$675

The Company has a 25% interest in Kremeworks, LLC (“Kremeworks”), and had guaranteed 20% of the outstanding principal balance of certain of Kremeworks’ bank indebtedness which was paid in full during the second quarter of fiscal 2015.

Note 7 — Credit Facilities and Lease Obligations

Lease obligations consist of the following:

	November 2,	February 2,
	2014	2014
	(In thousands)
Capital lease obligations	$3,022	$2,003
Financing obligations under build-to-suit transactions	5,617	-
	8,639	2,003
Less: current portion	(336)	(344)
	$8,303	$1,659

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

At November 2, 2014, the Company had property and lease obligations related to build-to-suit leasing arrangements of approximately $5.6 million.

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

Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of November 2, 2014, the Applicable Margin was 1.25%.

The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. At November 2, 2014, the Company had approximately $8.7 million of letters of credits outstanding.

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

As of November 2, 2014, the Company’s leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.4 to 1.0.

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

The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $31.3 million of unused credit under the 2013 Revolving Credit Agreement as of November 2, 2014.

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

Other Commitments and Contingencies

The Company’s primary bank had issued letters of credit on behalf of the Company totaling $8.7 million at November 2, 2014, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 9 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

The aggregate cost of SBP awards charged to earnings for the three and nine months ended November 2, 2014 and November 3, 2013 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Costs charged to earnings related to:
Stock options	$324	$216	$885	$651
Restricted stock units	866	1,077	2,512	2,509
Total costs	$1,190	$1,293	$3,397	$3,160

Costs included in:
Direct operating expenses	$561	$737	$1,724	$1,704
General and administrative expenses	629	556	1,673	1,456
Total costs	$1,190	$1,293	$3,397	$3,160

Repurchases of Common Stock

In fiscal 2014, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently twice increased such authorization such that it now totals $105 million. The authorization has no expiration date.

The Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

The following tables summarize repurchases of common stock for the three and nine months ended November 2, 2014 and November 3, 2013.

	Three Months Ended
	November 2,		November 3,
	2014		2013
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	397	$6,786	33	$627
Shares surrendered in reimbursement for withholding taxes	82	1,463	105	2,026
	479	$8,249	138	$2,653

	Nine Months Ended
	November 2,		November 3,
	2014		2013
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	2,237	$39,225	33	$627
Shares surrendered in reimbursement for withholding taxes	103	1,797	105	2,026
	2,340	$41,022	138	$2,653

Through November 2, 2014, the Company had cumulatively repurchased approximately 3,422,000 shares under the repurchase authorization at an average price of $17.99 per share, for a total cost of $61.6 million. Repurchases of approximately $41.1 million of the share repurchases were settled during the nine months ended November 2, 2014.

Note 10 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-	$-	$-
Lease termination costs:
Provision for termination costs	4	1,531	52	1,543
Less - reversal of previously recorded accrued rent expense	-	-	(2)	-
Net provision	4	1,531	50	1,543
Total impairment charges and lease termination costs	$4	$1,531	$50	$1,543

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

In November 2013, a court entered a judgment against the Company in a dispute with a former landlord. The Company subsequently agreed to settle the matter, and recorded an additional lease termination charge of approximately $1.5 million in the three months ended November 3, 2013 related to such resolution.

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$176	$608	$178	$646
Provision for lease termination costs:
Provisions associated with leased properties, net of estimated
sublease rentals	-	-	44	-
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	(1)	1,525	(6)	1,525
Accretion of discount	5	6	14	18
Total provision	4	1,531	52	1,543
Payments on unexpired leases, including settlements with
lessors	(34)	(20)	(84)	(70)
Balance at end of period	$146	$2,119	$146	$2,119

Included in the lease termination accrual at November 2, 2014 was $103,000 expected to be paid within one year.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 2, 2014 and February 2, 2014.

	November 2, 2014(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,470	$-	$-
Liabilities:
Agricultural commodity futures contracts	$906	$-	$-
Gasoline commodity futures contracts	-	-	-
Total liabilities	$906	$-	$-

	February 2, 2014(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,585	$-	$-
Liabilities:
Agricultural commodity futures contracts	$313	$-	$-

(1)	There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the nine months ended November 2, 2014 or the year ended February 2, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no material nonrecurring fair value measurements recorded during the three and nine months ended November 2, 2014 and November 3, 2013.

Fair Values of Financial Instruments at the Balance Sheet Dates

The carrying values and approximate fair values of certain financial instruments as of November 2, 2014 and February 2, 2014 were as follows:

	November 2, 2014		February 2, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$44,471	$44,471	$55,748	$55,748
Receivables	28,272	28,272	25,268	25,268
Receivables from equity method franchisees	787	787	675	675

Liabilities:
Accounts payable	17,801	17,801	16,788	16,788
Agricultural commodity futures contracts	906	906	313	313
Gasoline commodity futures contracts	-	-	-	-
Lease obligations (including current portion)	8,639	8,639	2,003	2,003

The carrying values of all financial instruments approximate their fair values at November 2, 2014 and February 2, 2014.

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

Commodity Price Risk

The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At November 2, 2014, the Company had commodity derivatives with an aggregate contract volume of approximately 1.8 million bushels of wheat and 126,000 gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its secured revolving credit facility. As of November 2, 2014, there were no borrowings outstanding under such facility. During the second quarter of fiscal 2014, the Company repaid in full the remaining balance of its 2011 Term Loan.

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

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of November 2, 2014 and February 2, 2014:

		Liability Derivatives
		Fair Value
		November 2,	February 2,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2014	2014
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$906	$313
Gasoline commodity futures contracts	Accrued liabilities	-	-
Total		$906	$313

The effects of derivative instruments on the consolidated statement of income for the three and nine months ended November 2, 2014 and November 3, 2013 were as follows:

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain or (Loss) Recognized in Income	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
		(In thousands)
Agricultural commodity futures contracts	Direct operating expenses	$(681)	$(53)	$(578)	$(633)
Gasoline commodity futures contracts	Direct operating expenses	-	-	-	-
Total		$(681)	$(53)	$(578)	$(633)

		Amount of Derivative Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives Designated as a Cash Flow Hedge	Location of Derivative Gain or (Loss) Recognized in Income	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
		(In thousands)
Interest rate derivative	Interest expense	$-	$-	$-	$(39)
Interest rate derivative	Loss on retirement of debt	$-	$-	$-	$(516)

		Amount of Derivative Gain or (Loss) Recognized in OCI
		Three Months Ended		Nine Months Ended
		November 2,	November 3,	November 2,	November 3,
Derivatives Designated as a Cash Flow Hedge	Derivative Gain or (Loss) Recognized in OCI	2014	2013	2014	2013
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$-	$-	$36
	Less - income tax effect	-	-	-	(14)
		-	-	-	22
	Loss on cash flow hedge
	reclassified to net income,
	previously charged to other comprehensive income	-	-	-	516
	Less - income tax effect	-	-	-	(200)
		-	-	-	316
	Net change in amount recognized in
	OCI	$-	$-	$-	$338

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

The results of operations of the acquired business subsequent to the acquisition had no material effect on the Company’s consolidated results of operations. The Company’s results of operations for the three and nine months ended November 3, 2013, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from the Company’s historical results of operations and, accordingly, have been omitted.

In December 2013, the Company acquired the land, building and doughnut-making equipment at a facility in Illinois that had fiscal 2014 sales of approximately $3 million. The aggregate purchase price for the facility was approximately $1.6 million cash, all of which was allocated to property and equipment. The facility was being operated as a Krispy Kreme shop pursuant to a management agreement approved by the Company between the facility’s former owner and one of the Company’s franchisees. The management agreement was terminated in connection with the Company’s acquisition of the facility, and was replaced by an operating agreement between the Company and the franchisee. Pursuant to the operating agreement, the Company agreed to permit the franchisee to continue to operate the facility for its account through June 2014 in exchange for monthly rental payments, and the payment of amounts based on the facility’s sales equivalent to the amounts that would be payable to the Company if the facility were subject to a franchise agreement. The Company assumed operation of the facility for its own account in July 2014. The Company’s results of operations for the three and nine months ended November 3, 2013, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from the Company’s historical results of operations and, accordingly, have been omitted.

Asset Divestitures

On September 9, 2014, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee for approximately $1.8 million cash. The Company Stores segment realized a gain of $1.2 million on the refranchising transaction, which is reflected in direct operating expenses in the third quarter of fiscal 2015. The refranchising included the execution of a development agreement pursuant to which the new franchisee has agreed to develop an additional 20 retail Krispy Kreme shops in Virginia, Washington, DC and Maryland over the next seven years.

In July 2013, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7 million in fiscal 2013, of which approximately 45% represented wholesale sales. The franchise agreements with the new franchisee do not include wholesale sales rights. The Company Stores segment realized a gain of $876,000 on the refranchising transaction, which was included in direct operating expenses in the second quarter of fiscal 2014. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where the Company was relieved of the primary lease obligation. The Company leased the other two stores, which the Company owned, to the franchisee. In connection with the refranchising, the Company executed a development agreement with the franchisee to develop 15 additional Krispy Kreme retail shops in the market through fiscal 2019. In October 2014, the franchisee purchased from the Company the two stores it previously leased for $2.1 million cash, which approximated the properties’ aggregate carrying value.

In February 2013, the Company refranchised three stores in the Kansas/Missouri market to a new franchisee who was a former employee of the Company; the Company closed a fourth store in the market in January 2013 in anticipation of the transaction. The aggregate purchase price of the assets was approximately $1.1 million, evidenced by a 7% promissory note payable in installments equal to 3.5% of the stores’ sales beginning in February 2013. The four stores had total sales of approximately $9 million in fiscal 2013. The Company did not record a significant gain or loss on this refranchising transaction.

In September 2012, the Company sold to one of its franchisees the leasehold interests and certain other assets, including rights under franchise agreements, of three Krispy Kreme stores operated by the franchisee. The Company acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After the Company’s acquisition of the assets, the franchisee continued to operate the stores for its own account pursuant to an operating agreement between the Company and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the 20% minimum amount of the purchase price required by GAAP to recognize a gain on the sale, the Company deferred recognition of the $1.7 million gain, and such deferred gain was reflected as a reduction in the carrying value of the note receivable. Subsequently, the Company reported the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. During the third quarter of fiscal 2014, the cumulative investment made by the franchisee to acquire the assets first exceeded the required 20% of the purchase price and, accordingly, the Company recognized the deferred gain of $1.7 million, which is reflected as a reduction in direct operating expenses of the Domestic Franchise segment for the three and nine months ended November 3, 2013. In addition, coincident with the recognition of the deferred gain, the Company recognized approximately $210,000 of interest income for interest payments received from the franchisee which initially were reported as a reduction in the carrying value of the note.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

The following table sets forth operating metrics for the three and nine months ended November 2, 2014 and November 3, 2013.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Change in Same Store Sales (on-premises sales only):
Company stores	3.3%	4.4%	1.0%	9.1%
Domestic Franchise stores	3.9%	11.0%	4.1%	11.6%
International Franchise stores	(4.1)%	(6.4)%	(3.3)%	(8.5)%
International Franchise stores, in constant dollars(1)	(2.9)%	(0.9)%	(2.5)%	(4.2)%

Change in Same Store Customer Count - Company stores
(retail sales only)	5.7%	2.0%	0.7%	7.2%

Average guest check - Company stores (retail sales only)	$7.45	$7.59	$7.52	$7.52

Wholesale Metrics (Company stores only):
Average weekly number of doors served:
Grocers/mass merchants	5,412	5,146	5,308	5,266
Convenience stores	4,625	4,503	4,641	4,496

Average weekly sales per door:
Grocers/mass merchants	$345	$342	$353	$354
Convenience stores	256	256	253	261

Systemwide Sales (in thousands):(2)
Company stores	$81,860	$74,227	$239,484	$230,241
Domestic Franchise stores	81,769	77,725	253,576	237,327
International Franchise stores	119,597	107,827	348,814	321,053
International Franchise stores, in constant dollars(3)	119,597	106,435	348,814	319,533

Average Weekly Sales Per Store (in thousands):(4) (5)
Company stores:
Factory stores:
Commissaries — wholesale	$217.7	$203.5	$214.9	$203.3
Dual-channel stores:
On-premises	39.2	36.9	38.5	37.6
Wholesale	47.6	47.8	48.7	50.0
Total	86.8	84.7	87.2	87.6
On-premises only stores	34.9	36.4	35.6	37.7
All factory stores	71.7	72.8	72.7	75.7
Satellite stores	22.0	20.8	22.1	21.5
All stores	61.5	62.0	62.6	64.3

Domestic Franchise stores:
Factory stores	$48.5	$49.8	$50.6	$52.0
Satellite stores	17.2	17.6	18.0	18.1

International Franchise stores:
Factory stores	$40.7	$39.4	$40.8	$39.8
Satellite stores	9.2	9.8	9.4	9.9

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended November 3, 2013 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended November 2, 2014.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics for the three and nine months ended November 2, 2014 and November 3, 2013 include only stores open at the respective period end.

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

The following table sets forth data about the number of systemwide stores as of November 2, 2014 and November 3, 2013.

	November 2,	November 3,
	2014	2013
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	7
Dual-channel stores	33	31
On-premises only stores	43	37
Satellite stores	21	19
Total Company stores	104	94

Domestic Franchise stores:
Factory stores	113	106
Satellite stores	52	49
Total Domestic Franchise stores	165	155

International Franchise stores:
Factory stores	133	123
Satellite stores	523	440
Total International Franchise stores	656	563

Total systemwide stores	925	812

The following table sets forth data about the number of store operating weeks for the three and nine months ended November 2, 2014 and November 3, 2013.

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	91	91	273	273
Dual-channel stores	429	403	1,246	1,281
On-premises only stores	553	464	1,589	1,330
Satellite stores	273	252	761	765

Domestic Franchise stores:(1)
Factory stores	1,451	1,352	4,261	3,979
Satellite stores	669	611	2,028	1,747

International Franchise stores:(1)
Factory stores	1,449	1,356	4,211	4,035
Satellite stores	6,519	5,560	18,535	15,927

(1)       Metrics for the three and nine months ended November 2, 2014 and November 3, 2013 include only stores open at the respective period end.

The following table sets forth the types and locations of Company stores as of November 2, 2014.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	3	-	7
District of Columbia	-	1	-	1
Florida	6	-	-	6
Georgia	11	4	-	15
Illinois	1	-	-	1
Indiana	3	1	-	4
Kansas	2	-	-	2
Kentucky	3	1	-	4
Louisiana	1	-	-	1
Maryland	1	-	-	1
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	14	4	-	18
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	13	2	-	15
Virginia	6	2	-	8
West Virginia	1	-	-	1
Total	83	20	1	104

Changes in the number of Company stores during the three and nine months ended November 2, 2014 and November 3, 2013 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 2, 2014
August 3, 2014	82	20	1	103
Opened	2	-	-	2
Closed	-	-	-	-
Transferred to Domestic Franchise	(1)	-	-	(1)
November 2, 2014	83	20	1	104

Nine months ended November 2, 2014
February 2, 2014	76	18	1	95
Opened	5	-	-	5
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Transferred to Domestic Franchise	(1)	-	-	(1)
Transferred from Domestic Franchise	2	3	-	5
November 2, 2014	83	20	1	104

Three months ended November 3, 2013
August 4, 2013	72	20	1	93
Opened	2	-	-	2
Closed	-	(1)	-	(1)
Change in store type	1	(1)	-	-
November 3, 2013	75	18	1	94

Nine months ended November 3, 2013
February 3, 2013	76	20	1	97
Opened	5	-	-	5
Closed	(1)	(1)	-	(2)
Change in store type	1	(1)	-	-
Transferred to Domestic Franchise	(6)	-	-	(6)
November 3, 2013	75	18	1	94

The following table sets forth the types and locations of domestic franchise stores as of November 2, 2014.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	-	-	4
Arizona	2	5	-	7
Arkansas	2	-	-	2
California	15	11	3	29
Colorado	2	-	-	2
Connecticut	1	-	3	4
Delaware	1	-	-	1
Florida	12	8	1	21
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	2	-	-	2
Iowa	1	-	1	2
Kansas	1	-	-	1
Louisiana	2	-	-	2
Maryland	1	-	-	1
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	7	1	-	8
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	4	3	1	8
South Carolina	7	2	-	9
Tennessee	1	-	-	1
Texas	16	2	-	18
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	-	1
Total	113	39	13	165

Changes in the number of domestic franchise stores during the three and nine months ended November 2, 2014 and November 3, 2013 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 2, 2014
August 3, 2014	109	38	13	160
Opened	3	1	-	4
Closed	-	-	-	-
Transferred from Company Stores	1	-	-	1
November 2, 2014	113	39	13	165

Nine months ended November 2, 2014
February 2, 2014	107	37	15	159
Opened	7	5	-	12
Closed	-	-	(2)	(2)
Transferred from Company Stores	1	-	-	1
Transferred to Company Stores	(2)	(3)	-	(5)
November 2, 2014	113	39	13	165

Three months ended November 3, 2013
August 4, 2013	105	31	14	150
Opened	1	4	-	5
Closed	-	-	-	-
November 3, 2013	106	35	14	155

Nine months ended November 3, 2013
February 3, 2013	99	29	14	142
Opened	1	6	-	7
Closed	-	-	-	-
Transferred from Company Stores	6	-	-	6
November 3, 2013	106	35	14	155

The types and locations of international franchise stores as of November 2, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	7	1	6	6	20
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Colombia	2015	2	-	-	-	2
Dominican Republic	2011	1	-	3	-	4
India	2013	5	-	9	2	16
Indonesia	2007	1	-	7	7	15
Japan	2007	18	-	39	4	61
Kuwait	2007	1	-	7	6	14
Malaysia	2010	2	-	2	6	10
Mexico	2004	9	1	41	72	123
Philippines	2007	7	3	37	11	58
Puerto Rico	2009	7	-	-	-	7
Qatar	2008	1	-	-	-	1
Russia	2014	2	-	5	4	11
Saudi Arabia	2008	10	-	68	20	98
Singapore	2014	2	-	2	-	4
South Korea	2005	31	-	64	-	95
Taiwan	2014	2	-	1	1	4
Thailand	2011	3	2	7	4	16
Turkey	2010	1	-	11	9	21
United Arab Emirates	2008	2	-	9	7	18
United Kingdom	2004	14	2	27	7	50
Total		133	9	348	166	656

Changes in the number of international franchise stores during the three and nine months ended November 2, 2014 and November 3, 2013 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended November 2, 2014
August 3, 2014	128	9	327	157	621
Opened	7	-	23	11	41
Closed	(2)	-	(2)	(2)	(6)
November 2, 2014	133	9	348	166	656

Nine months ended November 2, 2014
February 2, 2014	125	9	296	144	574
Opened	12	-	57	25	94
Closed	(4)	-	(5)	(3)	(12)
November 2, 2014	133	9	348	166	656

Three months ended November 3, 2013
August 4, 2013	119	9	280	138	546
Opened	5	-	11	8	24
Closed	(1)	-	(5)	(1)	(7)
Change in store type	-	-	1	(1)	-
November 3, 2013	123	9	287	144	563

Nine months ended November 3, 2013
February 3, 2013	120	9	257	123	509
Opened	9	-	38	23	70
Closed	(5)	-	(10)	(1)	(16)
Change in store type	(1)	-	2	(1)	-
November 3, 2013	123	9	287	144	563

Three months ended November 2, 2014 compared to three months ended November 3, 2013

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

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands, except per share amounts)
Net income, as reported	$8,106	$6,780
Provision for deferred income taxes	3,993	4,388
Adjusted net income	$12,099	$11,168

Adjusted earnings per common share:
Basic	$0.18	$0.17
Diluted	$0.18	$0.16

Weighted average shares outstanding:
Basic	66,407	67,543
Diluted	68,654	71,506

Overview

Total revenues rose by 7.6% to $122.9 million for the three months ended November 2, 2014 compared to $114.2 million for the three months ended November 3, 2013. Consolidated operating income was $12.9 million compared to $11.7 million, and consolidated net income was $8.1 million compared to $6.8 million.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$82,579	$74,886
Domestic Franchise	3,274	3,026
International Franchise	6,852	6,205
KK Supply Chain:
Total revenues	61,581	58,304
Less - intersegment sales elimination	(31,415)	(28,190)
External KK Supply Chain revenues	30,166	30,114
Total revenues	$122,871	$114,231

Segment revenues as a percentage of total revenues:
Company Stores	67.2%	65.6%
Domestic Franchise	2.7	2.6
International Franchise	5.6	5.4
KK Supply Chain (external sales)	24.6	26.4
	100.0%	100.0%

Segment operating results:
Company Stores	$2,233	$2,599
Domestic Franchise	1,989	3,156
International Franchise	5,048	4,449
KK Supply Chain	9,529	9,098
Total segment operating income	18,799	19,302
General and administrative expenses	(5,553)	(5,730)
Corporate depreciation and amortization expense	(373)	(325)
Impairment charges and lease termination costs	(4)	(1,531)
Consolidated operating income	12,869	11,716
Interest income	62	341
Interest expense	(230)	(131)
Equity in losses of equity method franchisee	(53)	(61)
Other non-operating income and (expense), net	91	29
Income before income taxes	12,739	11,894
Provision for income taxes	4,633	5,114
Consolidated net income	$8,106	$6,780

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$37,490	$32,733	45.4%	43.7%
Fundraising sales	4,902	4,473	5.9	6.0
Total on-premises sales	42,392	37,206	51.3	49.7
Wholesale sales:
Grocers/mass merchants	23,838	22,598	28.9	30.2
Convenience stores	14,704	14,246	17.8	19.0
Other wholesale	1,645	836	2.0	1.1
Total wholesale sales	40,187	37,680	48.7	50.3
Total revenues	82,579	74,886	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	31,406	28,489	38.0	38.0
Shop labor	15,080	13,261	18.3	17.7
Delivery labor	6,309	5,930	7.6	7.9
Employee benefits	5,104	4,678	6.2	6.2
Total cost of sales	57,899	52,358	70.1	69.9
Vehicle costs(1)	4,255	4,265	5.2	5.7
Occupancy(2)	2,863	2,408	3.5	3.2
Utilities expense	1,711	1,532	2.1	2.0
Depreciation and amortization expense	2,711	2,255	3.3	3.0
Gain on refranchising	(1,247)	-	(1.5)	-
Other store operating expenses	7,797	4,769	9.4	6.4
Total store level costs	75,989	67,587	92.0	90.3
Store operating income	6,590	7,299	8.0	9.7
Other segment operating costs(3)	3,282	3,625	4.0	4.8
Allocated corporate overhead	1,075	1,075	1.3	1.4
Segment operating income	$2,233	$2,599	2.7%	3.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

Sales at Company Stores increased 10.3% to $82.6 million in the third quarter of fiscal 2015 from $74.9 million in the third quarter of fiscal 2014.

A reconciliation of Company Stores segment sales from the third quarter of fiscal 2014 to the third quarter of fiscal 2015 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended November 3, 2013	$37,206	$37,680	$74,886
Fiscal 2014 sales at closed stores	(122)	-	(122)
Fiscal 2014 sales at stores refranchised in fiscal 2015	(566)	-	(566)
Fiscal 2015 sales at stores refranchised in fiscal 2015	204	-	204
Increase in sales at established stores (open stores only)	1,141	1,264	2,405
Increase in sales at stores opened in fiscal 2014	477	-	477
Sales at stores acquired in fiscal 2015	2,059	1,243	3,302
Sales at stores opened in fiscal 2015	1,993	-	1,993
Sales for the three months ended November 2, 2014	$42,392	$40,187	$82,579

On-premises sales

The following table presents on-premises sales metrics for Company stores:

	Three Months Ended
	November 2,	November 3,
	2014	2013
On-premises:
Change in same store sales	3.3%	4.4%
Change in same store customer count (retail sales only)	5.7%	2.0%
Average guest check (retail sales only)	$7.45	$7.59

The components of the change in same store sales at Company stores are as follows:

	Three Months Ended
	November 2,	November 3,
	2014	2013
Change in same store sales:
Retail menu pricing	1.7%	3.3%
Guest check average (exclusive of the effects of menu pricing)	(3.4)	(1.4)
Customer count	4.9	1.8
Fundraising pricing	0.9	-
Other	(0.8)	0.7
Total	3.3%	4.4%

Retail and fundraising price increases implemented in the first quarter of fiscal 2015 drove increases in same store sales of 1.7 and 0.9 percentage points, respectively, exclusive of any effects of higher pricing on unit volumes; such effects are difficult to measure reliably. On February 3, 2014, the Company implemented retail price increases affecting items comprising approximately 70% of retail sales; the average price increase on these items was approximately 3%. The Company implemented somewhat larger retail price increases approximately one year earlier. On March 3, 2014, the Company implemented a fundraising price increase of approximately 9%.

An increase in consumer incentives compared to last year more than offset the effects of higher menu pricing in the third quarter and contributed to a decline in the average guest check (exclusive of menu pricing), which reduced same store sales by 3.4 percentage points. A 5.7% increase in same store customer traffic drove a 4.9% increase in same store sales dollars in the third quarter of fiscal 2015. The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in its shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment.

The Company believes that normal cannibalization effects from new stores in some markets in which the Company is opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the quarter. “Cannibalization effect” means the tendency for new stores to generate sales, at least in part, by “shifting” sales to new shops from existing shops in the same market. The Company’s goal is to increase total sales of its products and the Company’s profitability in each market it serves by adding additional Krispy Kreme shops in markets the Company believes it has not fully penetrated.

Wholesale sales

The following table presents wholesale sales metrics for Company stores:

	Three Months Ended
	November 2,	November 3,
	2014	2013
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	5.2%	(8.8)%
Change in average weekly sales per door	0.9%	10.0%
Convenience stores:
Change in average weekly number of doors	2.7%	0.8%
Change in average weekly sales per door	-%	3.6%

Sales to grocers and mass merchants increased 5.5% to $23.8 million, reflecting an increase of 5.2% in the average number of doors served and a 0.9% increase in the average weekly sales per door. The door growth in the third quarter of fiscal 2015 reflects new doors at existing customers and an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores increased 3.2% to $14.7 million, reflecting a 2.7% increase in the average number of doors served. The majority of the door growth in the third quarter of fiscal 2015 reflects new doors at existing customers and an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Costs and expenses

Total cost of sales as a percentage of revenues increased by 0.2 percentage points from the third quarter of fiscal 2014 to 70.1% of revenues in the third quarter of fiscal 2015. The increase reflects, among other things, an increase in the level of consumer promotional incentives in the on-premises channel, which offset the generally positive effect of an increase in on-premises sales as a percentage of total sales. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale channel and because of the effect of returns in that channel.

KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase all its estimated shortening, flour and sugar requirements for the remainder of fiscal 2015. The Company expects that the cost of such goods purchased from KK Supply Chain will be slightly higher in the fourth quarter of fiscal 2015 than in the third quarter.

Vehicle costs as a percentage of revenues decreased from 5.7% in the third quarter of fiscal 2014 to 5.2% in the third quarter of fiscal 2015, reflecting lower fuel costs, a reduction in mileage as a result of account rationalization, and a reduction in wholesale sales as a percentage of total Company Stores sales.

Depreciation expense increased due to construction of new stores and store refurbishments at existing stores.

During the third quarter of fiscal 2015, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company realized a gain of $1.2 million on the refranchising transaction.

Other store operating expenses increased to $7.8 million (9.4% of revenues) in the third quarter of fiscal 2015 from $4.8 million (6.4% of revenues) in the third quarter of fiscal 2014. The increase reflects, among other things, approximately $700,000 related to redesigned apparel distributed to both on-premises and wholesale personnel at all Company shops during the third quarter of fiscal 2015, an increase of approximately $540,000 in pre-opening costs related to new stores (a portion of which relates to stores which had not yet opened at the end of the third quarter), and higher marketing and promotional costs during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Additionally, during the third quarter of fiscal 2014, the Company realized net gains of approximately $190,000 on the disposal of property and equipment, principally reflecting the disposal of a closed store, which is included in other store operating expense, compared to net losses of $95,000 on the disposal of property and equipment in the third quarter of fiscal 2015.

Other segment operating costs reflect a decrease of approximately $250,000 in provisions for incentive compensation in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

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

The Company employs persons to whom the Company will be required to offer benefits that meet the minimum value and affordability standards (or pay penalties), but to whom the Company does not currently offer such benefits. In addition, the Company currently offers the required minimum value benefits to certain other employees who do not currently elect to participate in the Company’s insurance plans. Assuming the provisions of the Act are implemented as currently enacted, the number of employees covered by the Company’s health care plans is likely to increase in 2015, which would cause the Company’s health care costs to rise. The Company does not know the amount by which its costs will increase assuming the above provisions of the Act are implemented because, among other reasons, the Company does not know how many additional employees will elect to obtain health insurance benefits from the Company. In addition, certain regulatory guidance which could have an effect on the Company’s incremental costs associated with the Act either has not been issued or, if issued, has been revised. Based on information currently available to the Company, management currently estimates that its incremental cost in fiscal 2016 compared to fiscal 2015 of complying with provisions of the Act becoming effective in January 2015 will be less than $3 million based upon the Company’s number of employees as of the end of the third quarter of fiscal 2015.

Domestic Franchise

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$2,877	$2,683
Development and franchise fees	130	175
Other	267	168
Total revenues	3,274	3,026

Operating expenses:
Segment operating expenses	1,197	1,401
Gain on sale of assets to a franchisee	(38)	(1,667)
Depreciation expense	26	36
Allocated corporate overhead	100	100
Total operating expenses	1,285	(130)
Segment operating income	$1,989	$3,156

Domestic Franchise revenues increased 8.2% to $3.3 million in the third quarter of fiscal 2015. The increase reflects higher domestic royalty revenues resulting from a 5.2% increase in sales by domestic franchise stores from $78 million in the third quarter of fiscal 2014 to $82 million in the third quarter of fiscal 2015. Domestic Franchise same store sales rose 3.9% in the third quarter of fiscal 2015.

Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise segment operating expenses reflect a decrease of approximately $170,000 in provisions for incentive compensation in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

Domestic Franchise operating expenses include a gain of $38,000 in the third quarter of fiscal 2015 and a gain of $1.7 million in the third quarter of fiscal 2014 related to the sale of assets to franchisees. In the third quarter of fiscal 2015, a franchisee exercised its option to acquire the two stores it leased from the Company in connection with the Dallas refranchising transaction in fiscal 2014 for an aggregate purchase price of $2.1 million cash; the Company realized a gain of $38,000 on the closing of the transaction. The $1.7 million gain in the third quarter of fiscal 2014 relates to the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, the Company recognized the previously deferred gain. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

Domestic franchisees opened four stores in the third quarter of fiscal 2015. As of November 2, 2014, development agreements for territories in the United States provide for the development of approximately 125 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$6,307	$5,810
Development and franchise fees	545	395
Total revenues	6,852	6,205

Operating expenses:
Segment operating expenses	1,503	1,454
Depreciation expense	1	2
Allocated corporate overhead	300	300
Total operating expenses	1,804	1,756
Segment operating income	$5,048	$4,449

International Franchise royalties increased 8.6%, driven by a 10.9% increase in sales by international franchise stores from $108 million in the third quarter of fiscal 2014 to $120 million in the third quarter of fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $1.6 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, which negatively affected international royalty revenues by approximately $95,000. Excluding the effects of exchange rates, sales by international franchisees rose 12.4%.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.9%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on initial stores in new markets of additional store openings in those markets.

Constant dollar same store sales in established markets fell 1.5% in the third quarter of fiscal 2015 and fell 4.6% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 54% of aggregate constant dollar same store sales for the third quarter of fiscal 2015. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 618 international shops currently in operation that opened since the beginning of fiscal 2007, 256 shops are in these established markets.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses reflect an increase in operating costs reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. Provisions for incentive compensation were approximately $140,000 lower in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Operating expenses include a net credit in bad debt expense of approximately $170,000 in the third quarter of fiscal 2014 resulting principally from recoveries of accounts previously written-off. A net credit in bad debt expense should not be expected to occur frequently.

International franchisees opened 41 stores and closed six stores in the third quarter of fiscal 2015. As of November 2, 2014, development agreements for territories outside the United States provide for the development of approximately 325 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)

Revenues:
Doughnut mixes	$20,223	$20,191	32.8%	34.6%
Other ingredients, packaging and supplies	37,453	33,743	60.8	57.9
Equipment	3,202	3,686	5.2	6.3
Fuel surcharge	703	684	1.1	1.2
Total revenues before intersegment sales elimination	61,581	58,304	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	42,669	40,100	69.3	68.8
Loss on agricultural derivatives	681	53	1.1	0.1
Inbound freight	1,819	1,673	3.0	2.9
Total cost of sales	45,169	41,826	73.3	71.7
Distribution costs	3,775	3,521	6.1	6.0
Other segment operating costs	2,639	3,389	4.3	5.8
Depreciation expense	169	170	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	52,052	49,206	84.5	84.4
Segment operating income	$9,529	$9,098	15.5%	15.6%

Sales of doughnut mixes were flat in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, principally resulting from slightly higher unit volumes offset by slightly lower selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 11.0% year-over-year in the third quarter of fiscal 2015 due to higher unit volumes and slightly higher selling prices.

While systemwide sales at Company and Domestic Franchise stores rose in the third quarter of fiscal 2015 compared to the third quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

The increase in cost of sales as a percentage of total revenue to 73.3% in the third quarter of fiscal 2015 from 71.7% in the third quarter of the preceding fiscal year principally reflects net losses on agricultural derivative positions of $681,000 in the third quarter of fiscal 2015 compared to net losses of $53,000 in the third quarter of fiscal 2014. The Company has not designated any of its derivative positions as hedges for accounting purposes and, accordingly, changes in the market value of those positions are reflected in earnings as they occur.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These expenses decreased from 5.8% of revenues in the third quarter of fiscal 2014 to 4.3% of revenues in the third quarter of fiscal 2015, reflecting a decrease of approximately $280,000 in provisions for incentive compensation and a net credit in bad debt expense of approximately $120,000 in the third quarter of fiscal 2015 compared to expense of $220,000 in the third quarter of fiscal 2014. The net credit in the third quarter of fiscal 2015 principally reflects sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis.

Franchisees opened 45 stores and closed six stores in the third quarter of fiscal 2015. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.8 million in the third quarter of fiscal 2015 and 2014.

General and administrative expenses decreased to $5.6 million in the third quarter of fiscal 2015 from $5.7 million in the third quarter of fiscal 2014, and as a percentage of revenues decreased to 4.5% from 5.0%.

The decrease in general and administrative expenses reflects, among other things, a decrease in provisions for incentive compensation of approximately $760,000 in the third quarter of fiscal 2015 compared to the prior year. This decrease was partially offset by an expected increase in costs related to the implementation of a new enterprise resource planning system to approximately $740,000 in the third quarter of fiscal 2015 from $410,000 in the prior year.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $4,000 in the third quarter of fiscal 2015 compared to $1.5 million in the third quarter of fiscal 2014.

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	4	1,531
	$4	$1,531

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

In November 2013, a court entered a judgment against the Company in a dispute with a former landlord. The Company subsequently agreed to settle the matter, and recorded an additional lease termination charge of approximately $1.5 million in the three months ended November 3, 2013 related to such resolution.

The Company may refranchise certain geographic markets, potentially including, but not necessarily limited to, markets outside the Company’s traditional base in the southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

From fiscal 2009 through fiscal 2013, the Company refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to such refranchisings.

In fiscal 2014 and fiscal 2015, the Company refranchised a total of seven additional shops in three transactions. The total sales price of those transactions was approximately $3.6 million, and the aggregate gain recognized related to those sales was approximately $2.1 million, of which $1.2 million was recorded in the third quarter of fiscal 2015 and is reflected as a reduction in the Company Stores segment’s operating expenses.

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

Interest Income

Interest income decreased to $62,000 in the third quarter of fiscal 2015 from $341,000 in the third quarter last year. Interest income in the third quarter last year included approximately $250,000 of previously unrecognized interest income on a note received from a franchisee as part of the consideration for its purchase of leasehold interests from the Company, of which $140,000 accrued in the first two quarters of fiscal 2014 and $70,000 accrued in fiscal 2013. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Letter of credit and unused revolver fees	$40	$41
Amortization of deferred financing costs	27	27
Other (including interest on lease obligations)	163	63
	$230	$131

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $53,000 and $61,000 in the third quarter of fiscal 2015 and fiscal 2014, respectively. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net in the third quarter of fiscal 2015 includes payments of approximately $100,000 received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. As more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, in November 2013, following the lender’s demand for payment of the loan, which had matured in by its terms in October 2009, the Company made a loan of approximately $1.6 million to the franchisee, the proceeds of which the franchisee used to retire the debt. Such amount was charged against an accrual for potential payments under the guarantee established several years earlier. The repayments are being reflected in income as received due to the uncertainty of their continued collection.

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of fiscal 2015 was 36% compared to 43% for the third quarter of fiscal 2014.

Income tax expense for the third quarter of fiscal 2015 reflects a reduction in deferred income tax expense of approximately $315,000 (approximately 2.5% of pretax income) related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years, as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

The remaining decrease in the effective income tax rate in the third quarter of fiscal 2015 compared to the prior year principally reflects an increase in federal tax benefits related to foreign taxes currently payable, as more fully described in Note 3, “Income Taxes,” to the Company’s consolidated financial statements included in the 2014 Form 10-K. In the fourth quarter of fiscal 2014, the Company increased its forecast of pretax income to be earned in future periods; such change in estimate had the effect of increasing the estimated federal tax benefits of foreign income taxes. The impact of the increased federal tax benefit of foreign taxes reduced the effective tax rate in the third quarter of fiscal 2015 compared to the prior year.

The portion of the income tax provision representing taxes estimated to be payable currently was $640,000 and $726,000 in the third quarter of fiscal 2015 and fiscal 2014, respectively, consisting principally of foreign withholding taxes related to royalties and fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2015 is 40%. The actual effective income tax rate for fiscal 2015 will be known following completion of the fourth quarter and the recording of the final provision for income taxes for fiscal 2015.

See “Results of Operations – Three months ended November 2, 2014 compared to three months ended November 3, 2013 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

Net Income

The Company reported net income of $8.1 million for the three months ended November 2, 2014 and $6.8 million for the three months ended November 3, 2013.

Nine months ended November 2, 2014 compared to nine months ended November 3, 2013

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

The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable, and to facilitate comparisons of the first nine months of fiscal 2015 results with the Company’s results for the first nine months of fiscal 2014 in light of the costs incurred in connection with the retirement of the term loan. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands, except per share amounts)
Net income, as reported	$23,514	$19,496
Loss on retirement of debt	-	967
Provision for deferred income taxes	13,381	14,438
Adjusted net income	$36,895	$34,901

Adjusted earnings per common share:
Basic	$0.56	$0.52
Diluted	$0.53	$0.49

Weighted average shares outstanding:
Basic	66,313	67,274
Diluted	69,042	71,058

Overview

Total revenues rose 5.0% to $365.0 million for the nine months ended November 2, 2014 compared to $347.6 million for the nine months ended November 3, 2013. Consolidated operating income was $38.7 million compared to $37.5 million, and consolidated net income was $23.5 million compared to $19.5 million.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$241,562	$232,496
Domestic Franchise	10,069	8,696
International Franchise	20,967	18,707
KK Supply Chain:
Total revenues	181,396	175,316
Less - intersegment sales elimination	(89,027)	(87,630)
External KK Supply Chain revenues	92,369	87,686
Total revenues	$364,967	$347,585

Segment revenues as a percentage of total revenues:
Company Stores	66.2%	66.9%
Domestic Franchise	2.8	2.5
International Franchise	5.7	5.4
KK Supply Chain (external sales)	25.3	25.2
	100.0%	100.0%

Segment operating results:
Company Stores	$7,910	$9,703
Domestic Franchise	6,045	6,121
International Franchise	14,439	13,219
KK Supply Chain	30,772	28,336
Total segment operating income	59,166	57,379
General and administrative expenses	(19,337)	(17,440)
Corporate depreciation and amortization expense	(1,106)	(896)
Impairment charges and lease termination costs	(50)	(1,543)
Consolidated operating income	38,673	37,500
Interest income	297	472
Interest expense	(535)	(922)
Loss on retirement of debt	-	(967)
Equity in losses of equity method franchisee	(171)	(174)
Other non-operating income and (expense), net	411	23
Income before income taxes	38,675	35,932
Provision for income taxes	15,161	16,436
Consolidated net income	$23,514	$19,496

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$109,721	$102,331	45.4%	44.0%
Fundraising sales	12,577	11,809	5.2	5.1
Total on-premises sales	122,298	114,140	50.6	49.1
Wholesale sales:
Grocers/mass merchants	71,941	71,769	29.8	30.9
Convenience stores	43,697	43,784	18.1	18.8
Other wholesale	3,626	2,803	1.5	1.2
Total wholesale sales	119,264	118,356	49.4	50.9
Total revenues	241,562	232,496	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	90,555	87,900	37.5	37.8
Shop labor	43,437	40,916	18.0	17.6
Delivery labor	18,639	18,378	7.7	7.9
Employee benefits	15,502	15,602	6.4	6.7
Total cost of sales	168,133	162,796	69.6	70.0
Vehicle costs(1)	12,792	12,923	5.3	5.6
Occupancy(2)	8,175	7,425	3.4	3.2
Utilities expense	4,856	4,520	2.0	1.9
Depreciation expense	7,752	6,783	3.2	2.9
Business acquisition charges	431	-	0.2	-
Gain on refranchising	(1,247)	(876)	(0.5)	(0.4)
Other store operating expenses	19,549	15,102	8.1	6.5
Total store level costs	220,441	208,673	91.3	89.8
Store operating income	21,121	23,823	8.7	10.2
Other segment operating costs(3)	9,986	10,895	4.1	4.7
Allocated corporate overhead	3,225	3,225	1.3	1.4
Segment operating income	$7,910	$9,703	3.3%	4.2%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions.

Sales at Company Stores increased 3.9% to $241.6 million in the nine months ended November 2, 2014 from $232.5 million in the nine months ended November 3, 2013.

A reconciliation of Company Stores segment sales for the nine months ended November 3, 2013 to the nine months ended November 2, 2014 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the nine months ended November 3, 2013	$114,140	$118,356	$232,496
Fiscal 2014 sales at closed stores	(1,408)	(892)	(2,300)
Fiscal 2014 sales at stores refranchised in fiscal 2014	(2,075)	(1,715)	(3,790)
Fiscal 2014 sales at stores refranchised in fiscal 2015	(1,762)	-	(1,762)
Fiscal 2015 sales at stores refranchised in fiscal 2015	1,407	-	1,407
Increase in sales at established stores (open stores only)	614	1,752	2,366
Increase in sales at stores opened in fiscal 2014	4,229	-	4,229
Sales at stores acquired in fiscal 2015	3,091	1,763	4,854
Sales at stores opened in fiscal 2015	4,062	-	4,062
Sales for the nine months ended November 2, 2014	$122,298	$119,264	$241,562

On-premises sales

The following table presents on-premises sales metrics for Company stores:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
On-premises:
Change in same store sales	1.0%	9.1%
Change in same store customer count (retail sales only)	0.7%	7.2%
Average guest check (retail sales only)	$7.52	$7.52

The components of the change in same store sales at Company stores are as follows:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
Change in same store sales:
Retail menu pricing	2.0%	3.3%
Guest check average (exclusive of the effects of menu pricing)	(1.8)	(0.8)
Customer count	0.6	6.3
Fundraising pricing	0.6	-
Other	(0.4)	0.3
Total	1.0%	9.1%

Retail and fundraising price increases implemented in the first quarter of fiscal 2015 drove increases in same store sales of 2.0 and 0.6 percentage points, respectively, exclusive of any effects of higher pricing on unit volumes; such effects are difficult to measure reliably. On February 3, 2014, the Company implemented retail price increases affecting items comprising approximately 70% of retail sales; the average price increase on these items was approximately 3%. The Company implemented somewhat larger retail price increases approximately one year earlier. On March 3, 2014, the Company implemented a fundraising price increase of approximately 9%.

An increase in consumer incentives compared to last year partially offset the effects of higher menu pricing in the first nine months of fiscal 2015 and contributed to a decline in the average guest check (exclusive of menu pricing), which reduced same store sales by 1.8 percentage points. A 0.7% increase in same store customer traffic drove a 0.6% increase in same store sales dollars in the first nine months of fiscal 2015. The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in its shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment. The Company also believes that severe and unusual weather in many of the geographic areas in which the Company’s shops are located adversely affected traffic during the first quarter of fiscal 2015.

In addition, the Company believes that normal cannibalization effects from new stores in some markets in which the Company is opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the first nine months of fiscal 2015. The Company’s goal is to increase total sales of its products and the Company’s profitability in each market it serves by adding additional Krispy Kreme shops in markets the Company believes it has not fully penetrated.

Wholesale sales

The following table presents wholesale sales metrics for Company stores:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
Wholesale:
Grocers/mass merchants:
Change in average weekly number of doors	0.8%	(6.1)%
Change in average weekly sales per door	(0.3)%	12.0%
Convenience stores:
Change in average weekly number of doors	3.2%	(0.4)%
Change in average weekly sales per door	(3.1)%	5.7%

Sales to grocers and mass merchants rose slightly in the first nine months of fiscal 2015 to $71.9 million, reflecting an 0.8% increase in the average number of doors served partially offset by a 0.3% decline in the average weekly sales per door. The slight increase in the average number of doors served in the grocery/mass merchant channel reflects growth in new doors at existing customers and an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015, partially offset by the refranchising of stores in the Kansas/Missouri and Dallas markets in fiscal 2014. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased slightly in the first nine months of fiscal 2015 to $43.7 million, reflecting an increase in the average number of doors served offset by a decrease in average weekly sales per door. The majority of the door growth in the first nine months of fiscal 2015 reflects new doors at existing customers and the increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015, partially offset by the refranchising of stores in the Kansas/Missouri and Dallas markets in fiscal 2014. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Costs and expenses

Total cost of sales as a percentage of revenues decreased by 0.4 percentage points from the first nine months of fiscal 2014 to 69.6% in the first nine months of fiscal 2015. The decrease reflects, among other things, a greater percentage of sales derived from on-premises customers compared to first nine months of fiscal 2014. The cost of food, beverage and packaging as a percentage of sales is often greater in the wholesale distribution channel compared to the on-premises channel because average product selling prices generally are lower in the wholesale channel and because of the effect of returns in that channel. This decrease was partially offset by the effects of an increase in the level of consumer promotional incentives in the on-premises channel.

KK Supply Chain, which sells doughnut mixes, other ingredients and supplies to Company and franchise stores, has entered into contracts to purchase all its estimated shortening, flour and sugar requirements for the remainder of fiscal 2015. The Company expects that the cost of such goods purchased from KK Supply Chain will be slightly higher in the fourth quarter of fiscal 2015 than in the third quarter.

The Company is self-insured for workers’ compensation, vehicle and general liability claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. The Company provides for claims under these self-insured programs using actuarial methods as described in the 2014 Form 10-K, and periodically updates actuarial valuations of its self-insurance reserves. Such periodic actuarial valuations result in changes over time in the estimated amounts which ultimately will be paid for claims under these programs to reflect the Company’s actual claims experience for each policy year as well as trends in claims experience over multiple years. Such claims, particularly workers’ compensation claims, often are paid over a number of years following the year in which the insured events occur, and the estimated ultimate cost of each year’s claims accordingly is adjusted over time as additional information becomes available. As a result of the Company’s periodic update of its actuarial valuation, the Company recorded favorable adjustments to its self-insurance claims liabilities related to prior policy years of approximately $780,000 in the second quarter of fiscal 2015 and $550,000 in the second quarter of fiscal 2014. The $780,000 favorable adjustment recorded in the second quarter of fiscal 2015 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $630,000 included in employee benefits, a favorable adjustment relating to vehicle liability claims of approximately $90,000 included in vehicle costs, and a favorable adjustment relating to general liability claims of approximately $60,000 included in other operating costs. The $550,000 favorable adjustment recorded in the second quarter of fiscal 2014 includes a favorable adjustment relating to workers’ compensation liability claims of approximately $390,000, a favorable adjustment relating to vehicle liability claims of approximately $50,000, and a favorable adjustment relating to general liability claims of approximately $110,000.

Depreciation expense increased due to construction of new stores and store refurbishments at existing stores.

During the second quarter of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements included elsewhere herein. The charges include $343,000 for the settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee, certain terms of which were unfavorable, from the Company’s point of view, to current market terms, and transaction costs related to the acquisition of $88,000.

During the third quarter of fiscal 2015, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company realized a gain of $1.2 million on the refranchising transaction.

During the second quarter of fiscal 2014, the Company refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company realized a gain of $876,000 on the refranchising transaction.

Other store operating expenses increased to $19.5 million (8.1% of revenues) in the first nine months of fiscal 2015 from $15.1 million (6.5% of revenues) in the first nine months of fiscal 2014. The increase reflects, among other things, approximately $700,000 related to redesigned apparel distributed to both on-premises and wholesale personnel at all Company shops during the third quarter of fiscal 2015, an increase of approximately $770,000 in pre-opening costs related to new stores (a portion of which relates to stores which had not yet opened at the end of the third quarter), and higher marketing and promotional costs. Additionally, during the first nine months of fiscal 2014, the Company realized net gains of approximately $230,000 on the disposal of property and equipment, principally reflecting the disposal of a closed store, which is included in other store operating expense, compared to net losses of $190,000 on the disposal of property and equipment in the first nine months of fiscal 2015.

Other segment operating costs in the first nine months of fiscal 2014 included approximately $770,000 in legal costs related to the litigation associated with the Company’s former landlord in Lorton, Virginia. In addition, other segment operating costs reflect a decrease of approximately $550,000 in provisions for incentive compensation in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Domestic Franchise

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$8,930	$8,093
Development and franchise fees	425	200
Other	714	403
Total revenues	10,069	8,696

Operating expenses:
Segment operating expenses	3,641	3,870
Gain on sale of assets to a franchisee	(38)	(1,667)
Depreciation expense	121	72
Allocated corporate overhead	300	300
Total operating expenses	4,024	2,575
Segment operating income	$6,045	$6,121

Domestic Franchise revenues increased 15.8% to $10.1 million in the first nine months of fiscal 2015. The increase reflects higher domestic royalty revenues resulting from a 6.8% increase in sales by domestic franchise stores from approximately $237 million in the first nine months of fiscal 2014 to $254 million in the first nine months of fiscal 2015, as well as higher development and franchise fees resulting from an increase in store openings. Domestic Franchise same store sales rose 4.1% in the first nine months of fiscal 2015.

Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

The increase in other revenues reflects rental income charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively, and rental income charged to another franchisee in connection with the Company’s acquisition of the land, building and doughnut-making equipment at a facility in Illinois in December 2013 as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company assumed operation of the Illinois facility for its own account in July 2014. The Company’s Dallas franchisee exercised its option to purchase the two stores leased to it by the Company during the third quarter of fiscal 2015 as described below.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise segment operating expenses reflect a decrease of approximately $330,000 in provisions for incentive compensation in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

Domestic Franchise operating expenses include a gain of $38,000 in the first nine months of fiscal 2015 and a gain of $1.7 million in the first nine months of fiscal 2014 related to the sale of assets to franchisees. In the third quarter of fiscal 2015, a franchisee exercised its option to acquire the two stores it leased from the Company in connection with the Dallas refranchising transaction in fiscal 2014 for an aggregate purchase price of $2.1 million cash; the Company realized a gain of $38,000 on the closing of the transaction. The $1.7 million gain in the third quarter of fiscal 2014 relates to the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, the Company recognized the previously deferred gain. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein.

Domestic franchisees opened 12 stores and closed two in the first nine months of fiscal 2015. As of November 2, 2014, development agreements for territories in the United States provide for the development of approximately 125 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Revenues:
Royalties	$19,599	$17,672
Development and franchise fees	1,368	1,035
Total revenues	20,967	18,707

Operating expenses:
Segment operating expenses	5,624	4,582
Depreciation expense	4	6
Allocated corporate overhead	900	900
Total operating expenses	6,528	5,488
Segment operating income	$14,439	$13,219

International Franchise royalties increased 10.9%, driven by an 8.6% increase in sales by international franchise stores from $321 million in the first nine months of fiscal 2014 to $349 million in the first nine months of fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $1.7 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, which negatively affected international royalty revenues by approximately $100,000. Excluding the effects of exchange rates, sales by international franchisees rose 9.2%. The Company recognized royalty revenue of approximately $900,000 and $370,000 collected during the first nine months of fiscal 2015 and 2014, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee and were received in the second quarter. There is no prescribed repayment schedule for the remaining $1.9 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.5%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on initial stores in new markets of additional store openings in those markets.

Constant dollar same store sales in established markets fell 0.5% in the first nine months of fiscal 2015 and fell 4.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 53% of aggregate constant dollar same store sales for the first nine months of fiscal 2015. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 618 international shops currently in operation that opened since the beginning of fiscal 2007, 256 shops are in these established markets.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased in the first nine months of fiscal 2015 to $5.6 million compared to $4.6 million in the first nine months of fiscal 2014, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. Operating expenses in the first nine months of fiscal 2015 include a provision for potential uncollectible accounts of approximately $130,000 related to a single franchisee, compared to a net credit in bad debt expense of approximately $165,000 in the first nine months of fiscal 2014 resulting principally from recoveries of accounts previously written-off. A net credit in bad debt expense should not be expected to recur frequently. These increases were partially offset by a decrease of approximately $230,000 in provisions for incentive compensation in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

International franchisees opened 94 stores and closed 12 stores in the first nine months of fiscal 2015. As of November 2, 2014, development agreements for territories outside the United States provide for the development of approximately 325 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Doughnut mixes	$62,516	$61,536	34.5%	35.1%
Other ingredients, packaging and supplies	107,972	102,714	59.5	58.6
Equipment	8,734	8,886	4.8	5.1
Fuel surcharge	2,174	2,180	1.2	1.2
Total revenues before intersegment sales elimination	181,396	175,316	100.0	100.0

Operating expenses:
Cost of sales:
Cost of goods produced and purchased	123,278	119,868	68.0	68.4
Loss on agricultural derivatives	578	633	0.3	0.4
Inbound freight	5,303	4,909	2.9	2.8
Total cost of sales	129,159	125,410	71.2	71.5
Distribution costs	11,227	10,922	6.2	6.2
Other segment operating costs	8,835	9,233	4.9	5.3
Depreciation expense	503	515	0.3	0.3
Allocated corporate overhead	900	900	0.5	0.5
Total operating costs	150,624	146,980	83.0	83.8
Segment operating income	$30,772	$28,336	17.0%	16.2%

Sales of doughnut mixes increased 1.6% year-over-year in the first nine months of fiscal 2015, principally due to higher unit volumes partially offset by slightly lower selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 5.1% year-over-year in the first nine months of fiscal 2015 due to higher unit volumes partially offset by slightly lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose in the first nine months of fiscal 2015 compared to the first nine months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers.

KK Supply Chain utilizes a fuel surcharge program. Charges under the program are based upon the excess, if any, of the price of diesel fuel over a pre-established base level, with the base level generally adjusted annually.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. KK Supply operating expenses decreased from 5.3% of revenues in the first nine months of fiscal 2014 to 4.9% of revenues in the first nine months of fiscal 2015. Provisions for incentive compensation were approximately $600,000 lower in the first nine months of fiscal 2015 compared to the prior year. In addition, other segment operating costs reflect a net credit in bad debt expense of approximately $160,000 in the first nine months of fiscal 2015 compared to expense of $190,000 in the first nine months of fiscal 2014. The net credit in the first nine months of fiscal 2015 principally reflects sustained improved payment performance and/or reduced credit exposure with respect to a small number of franchisees. Net credits in bad debt expense should not be expected to occur on a regular basis.

Franchisees opened 106 stores and closed 14 stores in the first nine months of fiscal 2015. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $5.3 million in first nine months of fiscal 2015 and 2014.

General and administrative expenses increased to $19.3 million in the first nine months of fiscal 2015 from $17.4 million in the first nine months of fiscal 2014, and as a percentage of revenues increased to 5.3% from 5.0%.

General and administrative expenses include incremental costs of approximately $2.1 million and $420,000 in the first nine months of fiscal 2015 and fiscal 2014, respectively, related to the implementation of a new enterprise resource planning system. The increase in general and administrative expenses in the first nine months of fiscal 2015 also reflects an increase in executive compensation costs related to the transition to a new chief executive officer, partially offset by a decrease in provisions for incentive compensation of approximately $1.4 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $50,000 and $1.5 million the first nine months of fiscal 2015 and fiscal 2014, respectively.

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	50	1,543
	$50	$1,543

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

In November 2013, a court entered a judgment against the Company in a dispute with a former landlord. The Company subsequently agreed to settle the matter, and recorded an additional lease termination charge of approximately $1.5 million in the nine months ended November 3, 2013 related to such resolution.

The Company may refranchise certain geographic markets, potentially including, but not necessarily limited to, markets outside the Company’s traditional base in the southeastern United States. The franchise rights and other assets in many of these markets were acquired by the Company in business combinations in prior years.

From fiscal 2009 through fiscal 2013, the Company refranchised a total of 11 stores and received consideration totaling $2.5 million in connection with those transactions. During this period, the Company recorded impairment charges totaling approximately $490,000 related to such refranchisings.

In fiscal 2014 and fiscal 2015, the Company refranchised a total of seven additional shops in three transactions. The total sales price of those transactions was approximately $3.6 million, and the aggregate gain recognized related to those sales was approximately $2.1 million, of which $1.2 million was recorded in the third quarter of fiscal 2015 and is reflected as a reduction in the Company Stores segment’s operating expenses.

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

Interest Income

Interest income decreased to $297,000 in the first nine months of fiscal 2015 from $472,000 in the first nine months of fiscal 2014. Interest income in the first nine months of fiscal 2014 included $250,000 of previously unrecognized interest income on a note received from a franchisee as part of the consideration for its purchase of leasehold interests from the Company, of which $70,000 accrued in fiscal 2013. See “Asset Divestitures” in Note 13 to the consolidated financial statements appearing elsewhere herein. In addition, interest income includes $75,000 and $50,000 received in the first nine months of fiscal 2015 and fiscal 2014, respectively, from notes receivable from equity method franchisees, Kremeworks and Kremeworks Canada, which are fully reserved or which were written off in earlier years (see Note 6).

Interest Expense

The components of interest expense are as follows:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
Interest accruing on outstanding term loan indebtedness	$-	$259
Letter of credit and unused revolver fees	121	176
Amortization of cost of interest rate derivatives	-	39
Amortization of deferred financing costs	81	258
Other (including interest on lease obligations)	333	190
	$535	$922

On July 12, 2013, the Company retired its secured credit facilities and repaid the $21.7 million remaining balance of its term loan as described in Note 7 to the consolidated financial statements appearing elsewhere herein.

Loss on Retirement of Debt

The Company recorded a charge of $967,000 in the first nine months of fiscal 2014 on the retirement of its secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to the Company’s term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge was reclassified from accumulated other comprehensive income to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) would not occur.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $171,000 and $174,000 in the first nine months of fiscal 2015 and fiscal 2014, respectively. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net in the first nine months of fiscal 2015 includes payments of approximately $420,000 received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. As more fully described in Note 4 to the consolidated financial statements appearing elsewhere herein, in November 2013, following the lender’s demand for payment of the loan, which had matured in by its terms in October 2009, the Company made a loan of approximately $1.6 million to the franchisee, the proceeds of which the franchisee used to retire the debt. Such amount was charged against an accrual for potential payments under the guarantee established several years earlier. The repayments are being reflected in income as received due to the uncertainty of their continued collection.

Provision for Income Taxes

The Company’s effective tax rate for the first nine months of fiscal 2015 was 39% compared to 46% for the first nine months of fiscal 2014.

Income tax expense in the first nine months of fiscal 2015 reflects a reduction in deferred income tax expense of approximately $315,000 (approximately 0.8% of pretax income) related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years as described in Note 3 to the consolidated financial statements appearing elsewhere herein.

The decrease in the effective income tax rate in the first nine months of fiscal 2015 compared to the prior year also reflects an increase in federal tax benefits related to foreign taxes currently payable, as more fully described in Note 3, “Income Taxes,” to the Company’s consolidated financial statements included in the 2014 Form 10-K. In the fourth quarter of fiscal 2014, the Company increased its forecast of pretax income to be earned in future periods; such change in estimate had the effect of increasing the estimated federal tax benefit of foreign income taxes. The impact of the increased federal tax benefit of foreign taxes reduced the effective tax rate in the first nine months of fiscal 2015 compared to the prior year.

In the first nine months of fiscal 2014, income tax expense includes a charge of approximately $686,000 (approximately 1.9% of pretax income) to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate enacted by the North Carolina state legislature during the second quarter of 2014, as described in Note 3 to the consolidated financial statements appearing elsewhere herein. The provision for income taxes for the nine months ended November 3, 2013 also includes a charge of approximately $575,000 (2.4% of pretax income) to correct an error in accruals for uncertain tax positions that originated in the fourth quarter of fiscal 2012. The error and its correction were not material to the results of any period; accordingly, the error was corrected in the first quarter of fiscal 2014 and prior financial statements were not restated.

The portion of the income tax provision representing taxes estimated to be payable currently was $1.8 million and $2.0 million in the first nine months of fiscal 2015 and fiscal 2014, respectively, consisting principally of foreign withholding taxes related to royalties and fees paid to the Company by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company’s estimated annual effective income tax rate on GAAP ordinary income for fiscal 2015 is 40%. The actual effective tax rate for fiscal 2015 will be known following completion of the fourth quarter and the recording of the final provision for income taxes for fiscal 2015.

See “Results of Operations – Nine months ended November 2, 2014 compared to nine months ended November 3, 2013 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

Net Income

The Company reported net income of $23.5 million for the nine months ended November 2, 2014 and $19.5 million for the nine months ended November 3, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2015 and fiscal 2014.

	Nine Months Ended
	November 3, 2013	November 2, 2014
	(In thousands)
Net cash provided by operating activities	$45,718	$41,011
Net cash used for investing activities	(23,753)	(15,422)
Net cash used for financing activities	(33,242)	(25,176)
Net increase (decrease) in cash and cash equivalents	$(11,277)	$413

Cash Flows from Operating Activities

Net cash provided by operating activities increased $4.7 million in the first nine months of fiscal 2015 from the comparable fiscal 2014 period, reflecting improved financial performance and generally consistent with the increase in net income. The increase in inventory in the first nine months of last year reflects an increase in equipment inventory levels to support an increased number of new shops in operation by the Company and its franchisees. In addition, in the first nine months of fiscal 2014, the Company recovered a cash deposit of $2.0 million related to the lease of its corporate headquarters; such recovery is reflected in the increase in other current and non-current assets in fiscal 2014. In the third quarter of fiscal 2014, the Company also paid a guarantee obligation of $1.6 million related to an Equity Method Franchisee, as described in Note 4 to the consolidated financial statements appearing elsewhere herein; such payment is reflected in the decrease in accounts payable and accrued liabilities for the nine months ended November 3, 2013. The remainder of the change in cash flows from operating activities principally reflects normal fluctuations in the timing of routine cash receipts and disbursements.

Cash Flows from Investing Activities

Cash used for capital expenditures increased to $21.3 million in the first nine months of fiscal 2015 from $18.1 million in the first nine months of fiscal 2014. The components of capital expenditures were approximately as follows:

	Nine Months Ended
	November 2,	November 3,
	2014	2013
	(In thousands)
New store construction	$14,628	$7,542
Store remodels and betterments	3,319	3,119
Capital leases on stores acquired	1,052	-
Other store equipment, including vehicles and point-of-sale and handheld equipment	2,127	3,273
Corporate office remodel	11	1,696
Corporate information technology	4,765	3,291
Other	1,363	487
Total capital expenditures	27,265	19,408
Assets acquired under leasing arrangements	(6,919)	(803)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	908	(516)
Cash used for capital expenditures	$21,254	$18,089

The Company currently expects capital expenditures (including assets acquired using capital leases) to range from $30 million to $35 million in fiscal 2015. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

For the nine months ended November 2, 2014, proceeds from the disposal of property and equipment include approximately $2.1 million of proceeds from the sale of two stores to a franchisee that it previously leased from the Company, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. In addition, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee. The aggregate purchase price for the assets was $1.8 million cash, as more fully described in Note 13.

In June 2014, the Company acquired the business and operating assets of its franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops in exchange for $7.2 million cash, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

For the nine months ended November 3, 2013, proceeds from the disposal of property and equipment include approximately $1.0 million of proceeds from the disposal of a closed store. In addition, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

Cash Flows from Financing Activities

Net cash used by financing activities was $33.2 million in the first nine months of fiscal 2015 compared to $25.2 million in the first nine months of fiscal 2014.

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

On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently twice increased such repurchase authorization such that it now totals $105 million. Through November 2, 2014, the Company repurchased 3,422,000 shares under the authorization at an average price of $17.99 per share, for a total cost of $61.6 million. During the nine months ended November 2, 2014, the Company repurchased 2,237,000 shares under the authorization at an average price of $17.54 per share, for a total cost of $39.2 million. Repurchases of approximately $41.1 million of the share repurchases were settled during the nine months ended November 2, 2014. The Company repurchased 33,000 shares of the Company’s common stock during the first nine months of fiscal 2014 at an average cost of $18.88 per share, for a total cost of $627,000.

Repurchase of common shares also includes $1.8 million and $2.0 million, respectively, for the first nine months of fiscal 2015 and fiscal 2014, for shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of November 2, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of November 2, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 2, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2014 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
August 4, 2014 through August 31, 2014	-	$-	-	$50,218,298
September 1, 2014 through September 28, 2014	86,523	17.29	86,523	48,722,533
September 29, 2014 through November 2, 2014	309,721	17.08	309,721	43,432,515
Total	396,244	$17.13	396,244

(1)	On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently increased such repurchase authorization on March 12, 2014 and on September 17, 2014, such that it now totals $105 million in the third quarter of fiscal 2015. The authorization has no expiration date. Through November 2, 2014, the Company had repurchased a total of approximately 3,422,000 shares under the repurchase authorization at an average price of $17.99 per share, for a total cost of approximately $61.6 million. During the three months ended November 2, 2014, the Company repurchased 396,244 shares under the authorization at an average price of $17.13 per share, for a total cost of approximately $6.8 million. During the nine months ended November 2, 2014, the Company repurchased 2,236,578 shares under the authorization at an average price of $17.54 per share, for a total cost of approximately $39.2 million. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 65 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 12, 2014	By:	/s/ Douglas R. Muir
	Name:	Douglas R. Muir
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1		—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

3.2		—	Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)

3.3		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)

10.1	*	—	Form of Director Indemnification Agreement, dated 2014, entered into between Krispy Kreme Doughnuts, Inc. and members of the Board of Directors (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 12, 2014)

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101			The following materials from our Quarterly Report on Form 10-Q for the quarter ended November 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and nine months ended November 2, 2014, and November 3, 2013; (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended November 2, 2014 and November 3, 2013; (iii) the Consolidated Balance Sheet as of November 2, 2014 and February 2, 2014; (iv) the Consolidated Statement of Cash Flows for the nine months ended November 2, 2014 and November 3, 2013; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended November 2, 2014 and November 3, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements

* Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.