Form 10-Q
period 2015-05-03
KRISPY KREME DOUGHNUTS INC
filed 2015-06-12
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2015
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

Number of shares of Common Stock, no par value, outstanding as of May 29, 2015: 63,985,050.

As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2016 and fiscal 2015 mean the fiscal years ending January 31, 2016 and February 1, 2015, respectively.

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
●

other factors discussed in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 (the “2015 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands, except per share amounts)
Revenues	$132,474	$121,580
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	103,772	96,390
General and administrative expenses	7,554	7,047
Depreciation and amortization expense	3,993	3,173
Impairment charges and lease termination costs	4	8
Pre-opening costs related to Company Stores	323	226
(Gains) and losses on commodity derivatives, net	(447)	(1,444)
Operating income	17,275	16,180
Interest income and (expense), net	(230)	28
Equity in losses of equity method franchisees	-	(57)
Other non-operating income and (expense), net	184	168
Income before income taxes	17,229	16,319
Provision for income taxes	6,563	6,663
Net income	$10,666	$9,656

Earnings per common share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.14

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Net income	$10,666	$9,656
Other comprehensive income	-	-
Comprehensive income	$10,666	$9,656

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 3,	February 1,
	2015	2015
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,642	$50,971
Receivables	32,351	27,799
Receivables from equity method franchisees	1,052	782
Inventories	16,352	18,194
Deferred income taxes	23,201	23,245
Other current assets	6,159	6,856
Total current assets	137,757	127,847
Property and equipment	117,002	115,758
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	30,027	30,070
Deferred income taxes	62,372	68,278
Other assets	10,070	10,760
Total assets	$357,228	$352,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$332	$333
Accounts payable	17,450	17,095
Accrued liabilities	29,801	32,530
Total current liabilities	47,583	49,958
Lease obligations, less current portion	10,231	9,354
Other long-term obligations and deferred credits	26,071	25,615

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 64,640 shares and 64,926 shares
outstanding, respectively	305,659	310,768
Accumulated deficit	(32,316)	(42,982)
Total shareholders’ equity	273,343	267,786
Total liabilities and shareholders’ equity	$357,228	$352,713

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,666	$9,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,993	3,173
Deferred income taxes	5,950	6,162
Accrued rent expense	153	140
Loss on disposal of property and equipment	34	42
Share-based compensation	1,997	1,167
Provision for doubtful accounts	(118)	(32)
Amortization of deferred financing costs	27	27
Equity in losses of equity method franchisees	-	57
Unrealized (gains) on commodity derivative positions	(1,060)	(1,402)
Other	12	3
Change in assets and liabilities:
Receivables	(4,720)	(2,271)
Inventories	1,869	61
Other current and non-current assets	1,039	(682)
Accounts payable and accrued liabilities	(2,771)	(2,279)
Other long-term obligations and deferred credits	74	(161)
Net cash provided by operating activities	17,145	13,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,546)	(6,869)
Proceeds from disposals of property and equipment	216	133
Acquisition of store from franchisee	(312)	-
Other investing activities	821	232
Net cash used for investing activities	(3,821)	(6,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of lease obligations	(82)	(105)
Proceeds from exercise of stock options	519	6,232
Repurchase of common shares	(6,090)	(25,477)
Net cash used for financing activities	(5,653)	(19,350)
Net increase (decrease) in cash and cash equivalents	7,671	(12,193)
Cash and cash equivalents at beginning of period	50,971	55,748
Cash and cash equivalents at end of period	$58,642	$43,555
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$947	$520

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common
	Shares	Common	Accumulated
	Outstanding	Stock	Deficit	Total
	(In thousands)
Balance at February 1, 2015	64,926	$310,768	$(42,982)	$267,786
Comprehensive income for the three months
ended May 3, 2015	-	-	10,666	10,666
Exercise of stock options	81	519	-	519
Share-based compensation	35	1,997	-	1,997
Repurchase of common shares	(402)	(7,625)	-	(7,625)
Balance at May 3, 2015	64,640	$305,659	$(32,316)	$273,343

Balance at February 2, 2014	64,940	$338,135	$(73,042)	$265,093
Comprehensive income for the three months
ended May 4, 2014	-	-	9,656	9,656
Exercise of stock options	1,057	6,232	-	6,232
Share-based compensation	8	1,167	-	1,167
Repurchase of common shares	(1,437)	(25,136)	-	(25,136)
Balance at May 4, 2014	64,568	$320,398	$(63,386)	$257,012

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

Significant Accounting Policies

BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2015 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2015 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 1, 2015 were derived from the Company’s audited financial statements.

BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries.

Investments in entities over which the Company has the ability to exercise significant influence but which the Company does not control, and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.

CHANGE IN PRESENTATION. In the first quarter of fiscal 2016, the Company changed the presentation of the Consolidated Statement of Income and segment financial information. Pre-opening costs related to Company Stores; gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges are now separate line items on the Consolidated Statement of Income and are no longer in the respective business segments’ operating income in Note 2. Such changes were made to provide more clarity and visibility to the Company’s operations and to conform to new management reporting. The Company furnished a Current Report on Form 8-K on June 10, 2015 providing the Consolidated Statement of Income and segment financial information for the quarterly and annual periods in fiscal 2014 and fiscal 2015 conformed to the fiscal 2016 presentation. The Company has made no changes to its reportable segments. These presentation changes had no impact on the Company’s consolidated operating income or consolidated net income.

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Numerator: net income	$10,666	$9,656
Denominator:
Basic earnings per share - weighted average shares outstanding	66,603	66,522
Effect of dilutive securities:
Stock options	1,643	2,607
Restricted stock units	327	617
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	68,573	69,746

Stock options with respect to 302,000 and 173,000 shares for the three months ended May 3, 2015 and May 4, 2014, respectively, and 171,000 unvested restricted stock units for the three months ended May 3, 2015, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. The followings are those ASU's that are relevant to the Company.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company will reclassify debt issuance costs in the consolidated financial statements in accordance with this guidance in the first quarter of fiscal 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed a one-year delay to the adoption date of this guidance. The Company will evaluate the effects, if any, of adoption of this guidance will have on the Company’s consolidated financial statements.

Note 2 — Segment Information

The Company’s operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain.

The Company Stores segment is comprised of the stores owned and operated by the Company. These stores sell doughnuts and complementary products through both on-premises and wholesale sales channels, although some stores serve only one of these distribution channels.

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

The following table presents the results of operations of the Company’s operating segments for the three months ended May 3, 2015 and May 4, 2014. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization expense, impairment charges and lease termination costs, pre-opening costs related to Company Stores, gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges.

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Revenues:
Company Stores	$90,717	$80,448
Domestic Franchise	3,709	3,499
International Franchise	6,728	6,581
KK Supply Chain:
Total revenues	63,517	60,312
Less – intersegment sales elimination	(32,197)	(29,260)
External KK Supply Chain revenues	31,320	31,052
Total revenues	$132,474	$121,580

Operating income:
Company Stores	$7,357	$4,642
Domestic Franchise	2,094	2,156
International Franchise	4,904	4,280
KK Supply Chain	10,949	11,310
Total segment operating income	25,304	22,388
General and administrative expenses	(7,554)	(7,047)
Corporate depreciation and amortization expense	(595)	(371)
Impairment charges and lease termination costs	(4)	(8)
Pre-opening costs related to Company Stores	(323)	(226)
Gains and (losses) on commodity derivatives, net	447	1,444
Consolidated operating income	$17,275	$16,180

Depreciation and amortization expense:
Company Stores	$3,169	$2,584
Domestic Franchise	17	46
International Franchise	-	1
KK Supply Chain	212	171
Corporate	595	371
Total depreciation and amortization expense	$3,993	$3,173

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 3 — Receivables

The components of receivables are as follows:

	May 3,	February 1,
	2015	2015
	(In thousands)
Receivables:
Wholesale customers	$9,964	$9,557
Unaffiliated franchisees	15,565	12,743
Third-party distributors	5,334	4,075
Other receivables	901	867
Current portion of notes receivable from franchisees	951	1,052
	32,715	28,294
Less — allowance for doubtful accounts:
Wholesale customers	(181)	(204)
Unaffiliated franchisees	(183)	(291)
	(364)	(495)
	$32,351	$27,799

Receivables from equity method franchisees (Note 5):
Trade	$1,052	$782

The changes in the allowance for doubtful accounts are summarized as follows:

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$495	$241
Provision for doubtful accounts	(118)	(13)
Net recoveries (chargeoffs)	(13)	(3)
Balance at end of period	$364	$225

The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	May 3,	February 1,
	2015	2015
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$3,646	$4,534
Less — portion due within one year included in receivables	(951)	(1,052)
	$2,695	$3,482

Notes receivable at May 3, 2015 and February 1, 2015 consist principally of amounts payable to the Company related to a refranchising transaction, to the sale of certain leasehold interests to a franchisee and to sales of equipment.

In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $1.9 million at May 3, 2015 and February 1, 2015 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. During the three months ended May 4, 2014, the Company collected $8,000 related to these promissory notes and recorded such collections in revenues as received.

Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $800,000 at May 3, 2015 and $1.0 million at February 1, 2015 arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009 and payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. Because of the uncertainty of recovery of amounts advanced to KKSF the note receivable is not reflected as an asset in the accompanying consolidated balance sheet at May 3, 2015 or February 1, 2015. The Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. Such collections were approximately $175,000 and $170,000 in three months ended May 3, 2015 and May 4, 2014, respectively.

Note 4 — Inventories

The components of inventories are as follows:

	May 3,	February 1,
	2015	2015
	(In thousands)
Raw materials	$7,122	$6,779
Work in progress	48	115
Finished goods and purchased merchandise	9,182	11,300
	$16,352	$18,194

Note 5 — Investments in Franchisees

As of May 3, 2015, the Company had an ownership interest in three franchisees, the aggregate carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	May 3, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$489
Kremeworks Canada, LP	24.5%	667	50
Krispy Kreme of South Florida, LLC	35.3%	-	513
		1,567	1,052
Less: reserves and allowances		(1,567)	-
		$-	$1,052

	February 1, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$353
Kremeworks Canada, LP	24.5%	667	30
Krispy Kreme of South Florida, LLC	35.3%	-	399
		1,567	782
Less: reserves and allowances		(1,567)	-
		$-	$782

The carrying values of the Company’s investments and advances in Kremeworks, LLC (“Kremeworks”) and Kremeworks Canada, LP (“Kremeworks Canada”) were zero at May 3, 2015 and February 1, 2015. In addition, the Company had reserved all of the balance of its advances to Kremeworks and Kremeworks Canada at such dates; accrued but uncollected interest on such advances of approximately $400,000 at May 3, 2015 had not been reflected in income at such date.

Note 6 — Credit Facility and Lease Obligations

Lease obligations consist of the following:

	May 3,	February 1,
	2015	2015
	(In thousands)
Capital lease obligations	$2,863	$2,940
Financing obligations	7,700	6,747
	10,563	9,687
Less: current portion	(332)	(333)
	$10,231	$9,354

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

At May 3, 2015, the Company had property and lease obligations related to build-to-suit leasing arrangements of approximately $7.7 million.

2013 Revolving Credit Facility

On July 12, 2013, the Company entered into a $40 million revolving secured credit facility (the “2013 Revolving Credit Facility”) which matures in July 2018. The 2013 Revolving Credit Facility is secured by a first lien on substantially all of the personal property assets of the Company and certain of its domestic subsidiaries. No borrowings were made on the 2013 Revolving Credit Facility on the closing date.

Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of May 3, 2015, the Applicable Percentage was 1.25%.

The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. At May 3, 2015, the Company had approximately $8.7 million of letters of credits outstanding.

The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Revolving Credit Facility lending commitment, ranging from 0.15% to 0.35%, depending on the Company’s leverage ratio. As of May 3, 2015, the fee on the unused portion of the 2013 Revolving Credit Facility was 0.15%.

The 2013 Revolving Credit Facility requires the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0.

As of May 3, 2015, the Company’s leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.3 to 1.0.

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

“Consolidated EBITDA” is a non-GAAP measure and is defined in the 2013 Revolving Credit Facility to mean, for each Reference Period, generally, consolidated net income or loss, exclusive of unrealized gains and losses on hedging instruments, gains or losses on asset dispositions, and provisions for payments on guarantee obligations, plus the sum of interest expense, income taxes, depreciation, rent expense and lease termination costs, and certain non-cash charges; and minus the sum of non-cash credits, interest income, Cash Lease Payments, and payments on guarantee obligations in excess of $1 million during the Reference Period or $3 million in the aggregate.

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

The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $31.3 million of unused credit under the 2013 Revolving Credit Agreement as of May 3, 2015.

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

Pending Litigation

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. The Company moved for summary judgment on May 7, 2015 and is awaiting a decision by the Superior Court.

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

Other Commitments and Contingencies

The Company’s primary bank had issued letters of credit on behalf of the Company totaling $8.7 million at May 3, 2015, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

The aggregate cost of SBP awards charged to earnings for the three months ended May 3, 2015 and May 4, 2014 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Costs charged to earnings related to:
Stock options	$323	$335
Restricted stock units	1,674	832
Total costs	$1,997	$1,167

Costs included in:
Direct operating expenses	$1,028	$703
General and administrative expenses	969	464
Total costs	$1,997	$1,167

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

The following table summarizes repurchases of common stock for the three months ended May 3, 2015 and May 4, 2014.

	Three Months Ended
	May 3,		May 4,
	2015		2014
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	(391)	$(7,428)	(1,437)	$(25,136)
Shares surrendered in reimbursement for withholding taxes	(11)	(197)	-	-
	(402)	$(7,625)	(1,437)	$(25,136)

Through May 3, 2015, the Company repurchased 3,813,353 shares under the authorization at an average price of $18.09 per share, for a total cost of $69.0 million. During the three months ended May 3, 2015, the Company repurchased 391,310 shares under the authorization at an average price of $18.98 per share, for a total cost of $7.4 million. Repurchases of approximately $5.9 million of the share repurchases were settled during the three months ended May 3, 2015. During the three months ended May 4, 2014, the Company repurchased 1,437,025 shares under the authorization at an average price of $17.49 per share, for a total cost of $25.1 million. Repurchases of approximately $25.5 million of the shares repurchased were settled during the three months ended May 4, 2014. As of May 3, 2015, approximately $36.0 million remained outstanding under the $105 million share repurchase authorization.

Note 9 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Impairment of long-lived assets	$-	$-
Lease termination costs	4	8
Total impairment charges and lease termination costs	$4	$8

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

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Balance at beginning of period	$116	$178
Provision for lease termination costs:
Adjustments to previously recorded provisions resulting from
settlements with lessors and adjustments of previous estimates	1	5
Accretion of discount	3	3
Total provision	4	8
Payments on unexpired leases, including settlements with
lessors	(35)	(19)
Balance at end of period	$85	$167

The lease termination accrual at May 3, 2015 of $85,000 is expected to be paid within one year.

Note 10 — Income Taxes

The Company accounts for its provision for income taxes in accordance with GAAP, which requires management to estimate the annual effective income tax rate for the full year to be applied to the respective interim period taking into account year-to-date amounts and projected results for the full year. For the three months ended May 3, 2015, the Company's effective income tax rate was 38.1% compared with to an effective income tax rate of 40.8% for the three months ended May 4, 2014. The decrease in the effective income tax rate was due primarily to the benefit of specific incentive stock options being reclassified as non-qualified stock options and in adjustments to accruals for uncertain tax positions.

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

The valuation allowance of $2.6 million at May 3, 2015 and February 1, 2015 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased, which adversely affects the Company’s ability to realize the net operating loss carryforwards because the Company has little income earned in or apportioned to those states.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 3, 2015 and February 1, 2015.

	May 3, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,344	$-	$-
Liabilities:
Agricultural commodity futures contracts	$716	$-	$-
Gasoline commodity futures contracts	35	-	-
Total liabilities	$751	$-	$-

	February 1, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,496	$-	$-
Liabilities:
Agricultural commodity futures contracts	$874	$-	$-
Gasoline commodity futures contracts	937	-	-
Total liabilities	$1,811	$-	$-

(1) There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three months ended May 3, 2015 or during the year ended February 1, 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no material nonrecurring fair value measurements recorded during the three months ended May 3, 2015 and May 4, 2014.

Fair Values of Financial Instruments at the Balance Sheet Dates

The carrying values and approximate fair values of certain financial instruments as of May 3, 2015 and February 1, 2015 were as follows:

	May 3, 2015		February 1, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$58,642	$58,642	$50,971	$50,971
Receivables	32,351	32,351	27,799	27,799
Receivables from equity method franchisees	1,052	1,052	782	782

Liabilities:
Accounts payable	17,450	17,450	17,095	17,095
Agricultural commodity futures contracts	716	716	874	874
Gasoline commodity futures contracts	35	35	937	937
Lease obligations (including current portion)	10,563	10,563	9,687	9,687

The carrying values of all financial instruments approximate their fair values at May 3, 2015 and February 1, 2015.

Note 12 — Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk. The Company does not hold or issue derivative instruments for trading purposes.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its derivative instruments. The Company mitigates this risk of nonperformance by dealing with highly rated counterparties.

Additional disclosure about the fair value of derivative instruments is included in Note 11.

Commodity Price Risk

The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At May 3, 2015, the Company had commodity derivatives with an aggregate contract volume of 1.1 million bushels of wheat, 1.5 million pounds of soybean oil and 3.2 million gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its 2013 Revolving Credit Facility. As of May 3, 2015, there were no borrowings outstanding under such facility.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of May 3, 2015 and February 1, 2015:

		Liability Derivatives
		Fair Value
		May 3,	February 1,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2015	2015
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$716	$874
Gasoline commodity futures contracts	Accrued liabilities	35	937
Total		$751	$1,811

The effects of derivative instruments on the consolidated statement of income for the three months ended May 3, 2015 and May 4, 2014 were as follows:

		Amount of Derivative Gain or
		(Loss)
		Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	May 3,	May 4,
Derivatives Not Designated as Hedging Instruments	Income	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(335)	$1,444
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	782	-
Total		$447	$1,444

Note 13 — Acquisitions and Divestitures

Acquisition of Krispy Kreme Shops

On April 23, 2015, the Company entered into several legal arrangements with a franchisee, which included an asset purchase agreement and management agreement, whereby the Company agreed to operate the franchisee’s Krispy Kreme shop in Little Rock, Arkansas as a Company store. The Company paid $312,000 in cash for specific assets of the Krispy Kreme shop and has accounted for the transaction as the acquisition of a business. The Krispy Kreme shop had fiscal 2015 sales of approximately $2.7 million. The allocation of the purchase price was as follows: $252,000 to property and equipment, $27,000 to inventory, $137,000 to reacquired franchise rights and $104,000 to a liability, related to a lease which included an unfavorable term compared to the market, which will be amortized over the remaining life of the lease agreement. The Company’s results of operations for the year ended February 1, 2015, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, are not materially different from the Company’s historical results of operations and, accordingly, have been omitted. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements.

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

The Company recorded charges to earnings related to the acquisition of $431,000 in the quarter ended August 3, 2014. The charges include $343,000 for the settlement of the pre-existing franchise contract between the Company and the franchisee, certain terms of which were unfavorable, from the Company’s point of view, to current market terms. The charge was determined by discounting to present value as of the acquisition date the excess of royalties on the acquired business’s sales at the Company’s current prevailing royalty rates over the lower royalties otherwise payable by the former franchisee pursuant to the terminated franchise agreement. The discount rate used reflected both the time value of money and the level of risk associated with achievement of the related cash flows. The Company also expensed transaction costs related to the acquisition of $88,000.

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

Asset Divestitures

On September 9, 2014, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee for approximately $1.8 million cash. The Company realized a gain of $1.2 million on the refranchising transaction. The refranchising included the execution of a development agreement pursuant to which the new franchisee has agreed to develop an additional 20 retail Krispy Kreme shops in Virginia, Washington, DC and Maryland over the next seven years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

The following table sets forth operating metrics for the three months ended May 3, 2015 and May 4, 2014.

	Three Months Ended
	May 3,	May 4,
	2015	2014
Change in Same Store Sales (retail sales only):
Company stores	4.3%	(2.4)%
Domestic Franchise stores	5.8%	4.1%
International Franchise stores	(9.2)%	(4.8)%
International Franchise stores, in constant dollars(1)	(1.7)%	(2.5)%

Company Stores - Consumer Packaged Goods Metrics - wholesale sales:
Change in average weekly number of doors	0.8%	(0.5)%
Change in average weekly sales per door	0.3%	(2.8)%

Systemwide Sales (in thousands):(2)
Company stores	$89,968	$79,818
Domestic Franchise stores	91,772	87,711
International Franchise stores	120,750	114,511
International Franchise stores, in constant dollars(3)	120,750	104,801

Average Weekly Sales Per Store (in thousands):(4) (5) (6)
Company stores:
Factory stores:
Commissaries — wholesale	$198.9	$212.2
Dual-channel stores:
On-premises	43.7	40.0
Wholesale	48.2	50.0
Total	91.9	90.0
On-premises only stores	36.5	38.3
All factory stores	69.5	75.2
Satellite stores	24.8	23.2
All stores	61.9	65.2

Domestic Franchise stores:
Factory stores	$52.7	$53.3
Satellite stores	19.1	18.9

International Franchise stores:
Factory stores	$37.5	$40.5
Satellite stores	8.7	9.7

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP financial measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three months ended May 4, 2014 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three months ended May 3, 2015.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics are computed based on only stores open at the respective period end.
(6)	Metrics are computed based on each store’s classification at the end of the respective period end.

The Company has revised its presentation of the change in same store sales metric. The change in same store sales now includes retail sales only and excludes fundraising. The Company believes this change will provide a more meaningful measurement of the change in same store sales and that this is a more relevant metric as the continued success of the Company’s retail model is largely dependent on the 90% of on-premises sales coming from the retail business. All same store sales change metrics in this current report reflect the new presentation for all periods. The Company furnished a Current Report on Form 8-K on June 10, 2015 providing quarterly tables showing the change in same store sales for Company, domestic franchise and international franchise shops for fiscal 2013 through fiscal 2015 using the revised presentation compared to the former presentation.

The change in “same store sales” is computed by dividing the aggregate retail sales (excluding fundraising sales) during the current year period for all stores which had been open for 18 or more months during the current year by the aggregate retail sales of such stores for the comparable weeks in the preceding year. Once a store has been open for 18 or more months, its sales are included in the computation of same store sales for all subsequent periods. In the event a store is closed temporarily (for example, for remodeling) and has no sales during one or more weeks, such store’s sales for the comparable weeks during the earlier or subsequent period are excluded from the same store sales computation.

For consumer packaged goods sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries were made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

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

The following table sets forth data about the number of systemwide stores as of May 3, 2015 and May 4, 2014.

	May 3,	May 4,
	2015	2014
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	8	7
Dual-channel stores	33	31
On-premises only stores	54	40
Satellite stores	19	19
Total Company stores	114	97

Domestic Franchise stores:
Factory stores	115	109
Satellite stores	51	54
Total Domestic Franchise stores	166	163

International Franchise stores:
Factory stores	133	126
Satellite stores	590	469
Total International Franchise stores	723	595

Total systemwide stores	1,003	855

The following table sets forth data about the number of store operating weeks for the three months ended May 3, 2015 and May 4, 2014.

	Three Months Ended
	May 3,	May 4,
	2015	2014
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	104	91
Dual-channel stores	418	403
On-premises only stores	699	505
Satellite stores	246	235

Domestic Franchise stores:(1)
Factory stores	1,486	1,407
Satellite stores	663	688

International Franchise stores:(1)
Factory stores	1,459	1,393
Satellite stores	7,502	5,906

(1)	Metrics for the three months ended May 3, 2015 and May 4, 2014 include only stores open at the respective period end.

The following table sets forth the types and locations of Company stores as of May 3, 2015.

	Number of Company Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	3	-	7
Arkansas	1	-	-	1
District of Columbia	-	1	-	1
Florida	8	-	-	8
Georgia	15	2	-	17
Illinois	1	-	-	1
Indiana	3	1	-	4
Kansas	3	-	-	3
Kentucky	4	1	-	5
Louisiana	1	-	-	1
Maryland	1	-	-	1
Michigan	3	-	-	3
Mississippi	1	-	-	1
Missouri	1	-	-	1
New York	-	-	1	1
North Carolina	15	4	-	19
Ohio	6	-	-	6
South Carolina	6	2	-	8
Tennessee	14	2	-	16
Virginia	7	2	-	9
West Virginia	1	-	-	1
Total	95	18	1	114

Changes in the number of Company stores during the three months ended May 3, 2015 and May 4, 2014 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 3, 2015
February 1, 2015	92	18	1	111
Opened	2	-	-	2
Closed	-	-	-	-
Acquired (divested)	1	-	-	1
May 3, 2015	95	18	1	114

Three months ended May 4, 2014
February 2, 2014	76	18	1	95
Opened	2	-	-	2
Closed	-	-	-	-
May 4, 2014	78	18	1	97

The following table sets forth the types and locations of domestic franchise stores as of May 3, 2015.

	Number of Domestic Franchise Stores
	Factory
State	Stores	Hot Shops	Fresh Shops	Total
Alabama	4	-	-	4
Arizona	2	5	-	7
Arkansas	2	-	-	2
California	15	11	2	28
Colorado	2	-	-	2
Connecticut	1	-	3	4
Delaware	1	-	-	1
Florida	12	8	1	21
Georgia	5	3	-	8
Hawaii	1	-	-	1
Idaho	1	-	-	1
Illinois	2	-	-	2
Iowa	1	-	1	2
Kansas	1	-	-	1
Louisiana	2	-	-	2
Maryland	1	-	-	1
Mississippi	3	1	-	4
Missouri	4	1	-	5
Nebraska	1	-	1	2
Nevada	3	-	2	5
New Jersey	-	1	-	1
New Mexico	1	1	1	3
North Carolina	8	1	-	9
Oklahoma	2	-	-	2
Oregon	2	-	-	2
Pennsylvania	3	3	1	7
South Carolina	7	2	-	9
Tennessee	1	-	-	1
Texas	18	2	-	20
Utah	2	-	-	2
Washington	6	-	-	6
Wisconsin	1	-	-	1
Total	115	39	12	166

Changes in the number of domestic franchise stores during the three months ended May 3, 2015 and May 4, 2014 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended May 3, 2015
February 1, 2015	116	39	12	167
Opened	2	-	-	2
Closed	(2)	-	-	(2)
Acquired (divested)	(1)	-	-	(1)
May 3, 2015	115	39	12	166

Three months ended May 4, 2014
February 2, 2014	107	37	15	159
Opened	2	3	-	5
Closed	-	-	(1)	(1)
May 4, 2014	109	40	14	163

The types and locations of international franchise stores as of May 3, 2015 are summarized in the table below.

	Number of International Franchise Stores
	Fiscal
	Year First	Factory
Country	Store Opened	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Australia	2004	8	1	7	5	21
Bahrain	2009	1	-	1	-	2
Canada	2002	4	-	2	-	6
Colombia	2015	3	-	2	-	5
Dominican Republic	2011	1	-	3	-	4
India	2013	5	-	13	7	25
Indonesia	2007	1	-	7	7	15
Japan	2007	16	-	41	8	65
Kuwait	2007	1	-	6	6	13
Malaysia	2010	2	-	2	6	10
Mexico	2004	9	1	45	84	139
Philippines	2007	8	3	42	11	64
Puerto Rico	2009	7	-	-	-	7
Qatar	2008	1	-	-	-	1
Russia	2014	2	-	7	4	13
Saudi Arabia	2008	10	-	75	22	107
Singapore	2014	2	-	5	-	7
South Korea	2005	31	-	70	-	101
Taiwan	2014	2	-	1	1	4
Thailand	2011	3	2	11	4	20
Turkey	2010	1	-	10	9	20
United Arab Emirates	2008	2	-	10	7	19
United Kingdom	2004	13	2	31	9	55
Total		133	9	391	190	723

Changes in the number of international franchise stores during the three months ended May 3, 2015 and May 4, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended May 3, 2015
February 1, 2015	133	9	381	186	709
Opened	2	-	18	4	24
Closed	(2)	-	(7)	(1)	(10)
Change in store type	-	-	(1)	1	-
May 3, 2015	133	9	391	190	723

Three months ended May 4, 2014
February 2, 2014	125	9	296	144	574
Opened	2	-	14	7	23
Closed	(1)	-	-	(1)	(2)
May 4, 2014	126	9	310	150	595

Three months ended May 3, 2015 compared to three months ended May 4, 2014

The following discussion of the Company’s results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Non-GAAP Measures

Adjusted net income and adjusted earnings per share are non-GAAP measures.

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

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands, except per share amounts)
Net income, as reported	$10,666	$9,656
Provision for deferred income taxes	5,950	6,162
Adjusted net income	$16,616	$15,818

Adjusted earnings per common share:
Basic	$0.25	$0.24
Diluted	$0.24	$0.23

Weighted average shares outstanding:
Basic	66,603	66,522
Diluted	68,573	69,746

Overview

Total revenues rose 9.0% to $132.5 million for the three months ended May 3, 2015 compared to $121.6 million for the three months ended May 4, 2014. Consolidated operating income increased to $17.3 million from $16.2 million, and consolidated net income was $10.7 million compared to $9.7 million for the three months ended May 3, 2015 and May 4, 2014, respectively.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$90,717	$80,448
Domestic Franchise	3,709	3,499
International Franchise	6,728	6,581
KK Supply Chain:
Total revenues	63,517	60,312
Less - intersegment sales elimination	(32,197)	(29,260)
External KK Supply Chain revenues	31,320	31,052
Total revenues	$132,474	$121,580

Segment revenues as a percentage of total revenues:
Company Stores	68.5%	66.2%
Domestic Franchise	2.8	2.9
International Franchise	5.1	5.4
KK Supply Chain (external sales)	23.6	25.5
	100.0%	100.0%

Segment operating results:
Company Stores	$7,357	$4,642
Domestic Franchise	2,094	2,156
International Franchise	4,904	4,280
KK Supply Chain	10,949	11,310
Total segment operating income	25,304	22,388
General and administrative expenses	(7,554)	(7,047)
Corporate depreciation and amortization expense	(595)	(371)
Impairment charges and lease termination costs	(4)	(8)
Pre-opening costs related to Company Stores	(323)	(226)
Gains and (losses) on commodity derivatives, net	447	1,444
Consolidated operating income	17,275	16,180
Interest income and (expense), net	(230)	28
Equity in losses of equity method franchisees	-	(57)
Other non-operating income and (expense), net	184	168
Income before income taxes	17,229	16,319
Provision for income taxes	6,563	6,663
Consolidated net income	$10,666	$9,656

A discussion of the revenues and operating results of each of the Company’s four business segments follows, together with a discussion of income statement line items not associated with specific segments. In the first quarter of fiscal 2016, the Company changed the presentation of the Consolidated Statement of Income and segment financial information. Pre-opening costs related to Company Stores; gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges are now separate line items on the Consolidated Statement of Income and are no longer in the respective business segments’ operating income. The Company furnished a Current Report on Form 8-K on June 10, 2015 providing the Consolidated Statement of Income and segment financial information for the quarterly and annual periods in fiscal 2014 and fiscal 2015 conformed to the fiscal 2016 presentation. These presentation changes had no impact on the Company’s consolidated operating income or consolidated net income.

Company Stores

The components of Company Stores revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 3,	May 4,	May 3,	May 4,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$45,095	$36,107	49.7%	44.9%
Fundraising sales	5,001	4,979	5.5	6.2
Total on-premises sales	50,096	41,086	55.2	51.1
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchant	24,784	24,126	27.3	30.0
Convenience store	14,104	14,428	15.5	17.9
Other consumer packaged goods	1,733	808	1.9	1.0
Total consumer packaged goods sales	40,621	39,362	44.8	48.9
Total revenues	90,717	80,448	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	32,669	29,530	36.0	36.7
Labor and benefit costs	28,018	25,588	30.9	31.8
Total cost of sales	60,687	55,118	66.9	68.5
Vehicle costs(1)	3,830	4,263	4.2	5.3
Occupancy(2)	2,959	2,584	3.3	3.2
Utilities expense	1,668	1,463	1.8	1.8
Other store operating expenses	4,756	4,311	5.2	5.4
Total store level costs	73,900	67,739	81.5	84.2
Company Stores contribution (3)	16,817	12,709	18.5	15.8
Marketing expense	1,591	1,247	1.8	1.6
Depreciation and amortization expense	3,169	2,584	3.5	3.2
Direct and indirect operating costs(4)	4,700	4,236	5.2	5.3
Segment operating income	$7,357	$4,642	8.1%	5.8%

(1)	Includes fuel, maintenance and repairs, rent, taxes and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. The Company believes that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, wholesale selling expenses and support functions and allocated corporate overhead.

Sales at Company Stores increased 12.8% to $90.7 million in the first three months of fiscal 2016 from $80.4 million in the first three months of fiscal 2015. Company Stores contribution increased 32.3% to $16.8 million in the first three months of fiscal 2016 from $12.7 million in the first three months of fiscal 2015.

A reconciliation of Company Stores segment sales for the three months ended May 4, 2014 to the three months ended May 3, 2015 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended May 4, 2014	$41,086	$39,362	$80,448
Fiscal 2015 sales at closed stores	(239)	-	(239)
Fiscal 2015 sales at stores refranchised in fiscal 2015	(641)	-	(641)
Increase (decrease) in sales at established stores (open stores only)	835	(86)	749
Increase in sales at stores opened in fiscal 2015	5,173	-	5,173
Increase in sales at stores acquired in fiscal 2015	2,461	1,318	3,779
Sales at stores opened in fiscal 2016	1,352	-	1,352
Sales at stores acquired in fiscal 2016	69	27	96
Sales for the three months ended May 3, 2015	$50,096	$40,621	$90,717

On-premises sales rose 21.9% to $50.1 million in the first three months of fiscal 2016. The increase in on-premises sales includes an increase in retail sales of 24.9% to $45.1 million in the first three months of fiscal 2016 compared to $36.1 million in the first three months of fiscal 2015. The growth in retail sales in the first quarter of fiscal 2016 was principally due to an 18.9% increase in store operating weeks and a 4.3% increase in the change in same store sales. The change in same store sales rose in the first quarter of fiscal 2016 due to a 4.5% increase in the average guest check which was driven to primarily by management’s use of more strategic promotional incentives.

The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing both average guest check and customer traffic in its shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores business segment.

Consumer Packaged Goods - wholesale sales

Sales to wholesale accounts increased 3.2% to $40.6 million in the first three months of fiscal 2016.

Sales to grocers and mass merchants increased 2.7% to $24.8 million, reflecting a 2.9% increase in the average number of doors served. The increase in the average number of doors served in the grocery/mass merchant channel principally reflects the growth in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015 and the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 2.2% to $14.1 million, reflecting a 1.5% decrease in the average number of doors served and a 0.8% decrease in the average weekly sales per door. The decrease in the average number of doors served in the convenience stores channel in the first quarter of fiscal 2016 reflects a reduction in the number of stops at relatively low volume doors. This decrease was partially offset by an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015 and the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of loose unpackaged products comprised approximately 80% of sales to convenience store customers for the three months ended May 3, 2015, with the balance comprised of sales of packaged products.

Company Stores contribution and costs and expenses

The increase in Company Stores contribution (a non-GAAP financial measure) of $4.1 million, or 32.3%, was driven by the $10.3 million growth in revenues, partially offset by the $6.2 million increase in store level costs. Total store level costs increased $6.2 million, or 9.1% compared to last year; however, as a percentage of revenues decreased by 2.7 percentage points from the first three months of fiscal 2015 to 81.5% in the first three months of fiscal 2016.

Of the $6.2 million increase in store level costs, total cost of sales increased $5.6 million, or 10.1% compared to the first quarter last year; however, as a percentage of revenues decreased by 1.6 percentage points from the first three months of fiscal 2015 to 66.9% in the first three months of fiscal 2016.

Cost of food, beverage and packaging as a percentage of revenues decreased by 0.7 percentage points from the first three months of fiscal 2015 to 36.0% in the first three months of fiscal 2016. This improvement was principally due to an increase in on-premises sales, which typically have lower food costs compared to wholesale sales, as a percentage of total revenues.

Labor and benefit costs as a percentage of revenues decreased 0.9 percentage points from the first three months of fiscal 2015. A decrease in delivery labor as a percentage of revenue was mostly offset by an increase in shop labor as a percentage of revenue. Additionally, the decrease is a result of a decrease in benefits expense, including, among other things, lower health care costs in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The Company is self-insured for healthcare costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of medical claims directly affect the Company’s results of operations.

Vehicle costs as a percentage of revenues decreased from 5.3% of revenues in the first three months of fiscal 2015 to 4.2% of revenues in the first three months of fiscal 2016, principally reflecting lower fuel costs, a reduction in mileage and a reduction in wholesale sales as a percentage of total Company Stores sales.

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

Depreciation expense increased in the first three months of fiscal 2016 to 3.5% of revenues from 3.2% due to construction of new stores and store refurbishments at existing stores since the first quarter of fiscal 2015.

Domestic Franchise

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Revenues:
Royalties	$3,286	$3,082
Development and franchise fees	100	170
Other	323	247
Total revenues	3,709	3,499

Operating expenses:
Segment operating expenses	1,423	1,197
Depreciation expense	17	46
Allocated corporate overhead	175	100
Total operating expenses	1,615	1,343
Segment operating income	$2,094	$2,156
Segment operating margin	56.5%	61.6%

Domestic Franchise revenues increased 6.0% to $3.7 million in the first three months of fiscal 2016. The increase reflects higher domestic royalty revenues resulting from a 4.6% increase in sales by domestic franchise stores from approximately $88 million in the first three months of fiscal 2015 to $92 million in the first three months of fiscal 2016. Development and franchise fees decreased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 resulting from fewer Domestic Franchise store openings during the quarter compared to last year.

Other Domestic Franchise revenues include rental income charged to franchisees for stores leased or subleased to franchisees and revenue from the licensing of certain Krispy Kreme trademarks to third parties for use in marketing Krispy Kreme branded beverages. The Company first entered into such licensing agreements in fiscal 2014 and intends to expand licensing of its brand to additional products. Licensing revenue increased approximately $170,000 in the first three months of fiscal 2016 compared to the prior year. This increase was partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses increased in the first three months of fiscal 2016 to $1.4 million compared to $1.2 million in the first three months of fiscal 2015, principally reflecting higher costs associated with the continued execution of the Company’s domestic franchise expansion program.

Domestic franchisees opened two stores and closed two stores in the first three months of fiscal 2016. As of May 3, 2015, development agreements for territories in the United States provide for the development of approximately 130 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Revenues:
Royalties	$6,425	$6,248
Development and franchise fees	303	333
Total revenues	6,728	6,581

Operating expenses:
Segment operating expenses	1,624	2,000
Depreciation expense	-	1
Allocated corporate overhead	200	300
Total operating expenses	1,824	2,301
Segment operating income	$4,904	$4,280
Segment operating margin	72.9%	65.0%

International Franchise royalties increased 2.8%, driven by a 5.4% increase in sales by international franchise stores from $115 million in the first three months of fiscal 2015 to $121 million in the first three months of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $11.2 million in the first three months of fiscal 2016 compared to the first three months of fiscal 2015, which adversely affected royalties by approximately $600,000. Excluding the effects of changes in exchange rates, sales by international franchisees rose 15.2%.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 1.7%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on existing stores in growing markets of additional store openings in those markets driven by the international market’s reliance on the hub and spoke model.

Constant dollar same store sales in established markets rose 1.5% in the first three months of fiscal 2016 and fell 4.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 51% of aggregate constant dollar same store sales for the first three months of fiscal 2016. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 686 international shops currently in operation that opened since the beginning of fiscal 2007, 285 shops are in these established markets.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased from $2.0 million in the first three months of fiscal 2015 to $1.6 million in the first three months of fiscal 2016 as a result of higher costs related to the transition of personnel in the first quarter of fiscal 2015. Additionally, the first quarter of fiscal 2016 reflects a net credit in bad debt expense of approximately $55,000, principally due to recoveries of amounts previously written off, compared to a charge of approximately $35,000 in the first quarter of fiscal 2015. A net credit in bad debt expense should not be expected to recur frequently.

International franchisees opened 24 stores and closed 10 stores in the first three months of fiscal 2016. As of May 3, 2015, development agreements for territories outside the United States provide for the development of approximately 300 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 3,	May 4,	May 3,	May 4,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$22,943	$21,232	36.1%	35.2%
Other ingredients, packaging and supplies	37,314	35,594	58.7	59.0
Equipment	2,947	2,718	4.6	4.5
Freight revenue	313	768	0.5	1.3
Total revenues before intersegment sales elimination	63,517	60,312	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	44,773	41,839	70.5	69.4
Distribution costs	4,453	3,774	7.0	6.3
Other segment operating costs	2,830	2,918	4.5	4.8
Depreciation expense	212	171	0.3	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	52,568	49,002	82.8	81.2
Segment operating income	$10,949	$11,310	17.2%	18.8%

Sales of doughnut mixes increased 8.1% year-over-year in the first three months of fiscal 2016, due to higher unit volumes and slightly higher selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 4.8% year-over-year in the first three months of fiscal 2016 due to higher unit sales volumes of ingredients and packaging partially offset by a reduction in revenue related to sales of furniture, fixtures and miscellaneous equipment due to the timing of domestic store openings.

While systemwide sales at Company and Domestic Franchise stores rose at a faster rate than KK Supply Chain revenues did during the first three months of fiscal 2016 compared to the first quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to wholesale customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to wholesale customers. This negatively impacted the growth rate within the KK Supply Chain business as compared to the overall system.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but the Company’s objective is to keep operating margins at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company-owned and franchise stores by adjusting such sales prices.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 26 stores and closed 12 stores in the first three months of fiscal 2016. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.9 million in first quarter of fiscal 2016 compared to $1.8 million in first quarter of fiscal 2015.

General and administrative expenses increased to $7.6 million in the first three months of fiscal 2016 from $7.0 million in the first three months of fiscal 2015 due to increased costs related to the implementation of a new enterprise resource planning (“ERP”) system of approximately $600,000, increased share-based compensation costs of approximately $500,000 partially offset by lower professional and legal fees of approximately $300,000. However, general and administrative expenses as a percentage of revenues decreased to 5.7% from 5.8%.

During the quarter ended May 3, 2015, the Company implemented an ERP software solution that included a new general ledger and accounting system. Total costs of the implementation and on-going system support were approximately $600,000 higher in the first three months of fiscal 2016 compared to the first three months of fiscal 2015. The Company expects general and administrative expenses related to the ERP implementation and support to approximate $3.0 million in fiscal 2016.

General and administrative expenses also include an increase in share-based compensation costs of approximately $500,000 in the first three months of fiscal 2016 compared to the first three months of fiscal 2015, resulting, in part, from a change in the timing of granting equity awards from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $323,000 in the first three months of fiscal 2016 compared to $226,000 in first three months of fiscal 2015 as a result of the timing of store openings.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Net gains on commodity derivatives decreased to $447,000 in the first three months of fiscal 2016 compared to net gains of $1.4 million in the first three months of fiscal 2015. Gains and losses on commodity derivatives are comprised of the following:

	Three Months Ended
	May 3, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$493	$120	$613
Unrealized	(158)	(902)	(1,060)
(Gains) and losses on commodity derivatives, net	$335	$(782)	$(447)

	Three Months Ended
	May 4, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$(42)	$-	$(42)
Unrealized	(1,402)	-	(1,402)
(Gains) and losses on commodity derivatives, net	$(1,444)	$-	$(1,444)

Interest Income and Expense, Net

Interest income and expense, net is comprised of the following.

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Interest income	$147	$171
Interest expense	(377)	(143)
Interest income and (expense), net	$(230)	$28

Interest expense increased $234,000 in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This increase was due principally to interest expense related to leasing obligations that the Company entered into in fiscal 2015 and fiscal 2016 associated with approximately $7.7 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $57,000 in the first three months of fiscal 2015. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $185,000 and $170,000 in the first three months of fiscal 2016 and fiscal 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the first three months of fiscal 2016 was 38.1% compared to 40.8% for the first three months of fiscal 2015. This reduction was due primarily to the benefit of specific incentive stock options being reclassified as non-qualified stock options and in adjustments to accruals for uncertain tax positions.

The portion of the income tax provision representing taxes estimated to be payable currently was $613,000 and $501,000 in the first three months of fiscal 2016 and fiscal 2015, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees to the Company. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company estimates that the annual effective income tax rate on GAAP ordinary income for fiscal 2016 will be 39% to 40%. Management’s estimate of the fiscal 2016 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

See “Results of Operations – Three months ended May 3, 2015 compared to three months ended May 4, 2014 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider income taxes except to the extent to which those taxes currently are payable, for example, capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

The Company has forecasted future earnings using estimates management believes to be reasonable and which are based on objective verifiable evidence, most significantly the Company’s results of operations for the two most recent fiscal years. If the Company’s earnings continue to increase, it is reasonably likely that management would conclude that its estimate of annual income in future years should increase. A significant upward adjustment in the amount of pretax income estimated to be earned in future periods could have the effect of enabling the Company to utilize certain foreign tax credit carryforwards as credits against taxes otherwise payable rather than as deductions against future taxable income as currently forecasted. The amount of such additional tax benefits which might be realized is unlikely to exceed $2.3 million.

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

The Company had valuation allowances against deferred income tax assets of $2.6 million at May 3, 2015 and February 1, 2015, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard.

Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The evaluation of the amount of net deferred tax assets expected to be realized, and therefore the necessary amount of any valuation allowance to be attributed to those net assets requires management to forecast the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized.

In determining the amount of the necessary valuation allowance as of the end of both fiscal 2014 and fiscal 2015, management estimated that the Company’s annual pretax income in subsequent years would be $45 million, which approximated the Company’s pretax income for fiscal 2014. The Company’s pretax income rose to $48.2 million in fiscal 2015. Management believes that because estimates of future earnings are inherently subjective, and because such estimates necessarily involve forecasting many years into the future, frequent revisions to such estimates should not be expected. While the Company’s results of operations continued to improve in fiscal 2015 and exceeded management’s estimated annual pretax income for future years of $45 million, the Company believes that additional evidence is necessary before concluding that a level of pretax income substantially in excess of $45 million is sustainable on a long-term basis. Management believes that such evidence should include, among other things, at least one additional year of pretax profits substantially in excess of $45 million before it would be appropriate for management to revise upward its estimate of future annual pretax income, although management will continue to revisit this assessment during this fiscal year.

Furthermore, assuming the Company generates pretax income in each future year approximating $45 million, management estimates that $91.5 million of its deferred tax assets will be realized in future periods, and that a valuation allowance of $2.6 million was appropriate as of February 1, 2015, representing deferred tax assets management expects will not be realized. A 20% increase or reduction in the amount of assumed future annual pretax income would have had no material effect on management’s estimate of the amount of deferred tax valuation allowance. In addition, management currently expects that the resulting future downward adjustments to the valuation allowance, if any, are unlikely to exceed approximately $500,000 in any case. Any future downward adjustment to the valuation allowance or increase in tax benefits associated with foreign tax credits would result in an increase in the Company’s aggregate net deferred tax assets, with an offsetting credit to the provision for income taxes. The realization of deferred income tax assets is dependent on future events.

While management believes its forecast of future pretax income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to its accounting for certain foreign tax credit carryforwards and the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

Net Income

The Company reported net income of $10.7 million for the three months ended May 3, 2015 compared to $9.7 million for the three months ended May 4, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2016 and fiscal 2015.

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$17,145	$13,661
Net cash used for investing activities	(3,821)	(6,504)
Net cash used for financing activities	(5,653)	(19,350)
Net increase (decrease) in cash and cash equivalents	$7,671	$(12,193)

Cash Flows from Operating Activities

Cash provided by operating activities increased $3.5 million in the first three months of fiscal 2016 from the comparable fiscal 2015 period. The increase was largely driven by the continued growth of Company and franchise shops, which led to an increase in pretax income of approximately $910,000. Additionally, the increase in cash provided by operating activities was due to an increase in depreciation and amortization expense of approximately $820,000 and share-based compensation of approximately $830,000, along with changes in working capital, partially offset by other non-cash adjustments.

Cash Flows from Investing Activities

Net cash used for investing activities was $3.8 million in the first three months of fiscal 2016 compared to $6.5 million in the first three months of fiscal 2015.

Cash used for capital expenditures decreased to $4.5 million in the first three months of fiscal 2016 from $6.9 million in the first three months of fiscal 2015. The components of capital expenditures were as follows:

	Three Months Ended
	May 3,	May 4,
	2015	2014
	(In thousands)
New store construction	$2,670	$3,099
Store remodels and betterments	752	1,554
Other store equipment, including vehicles and technology	447	696
Corporate information technology	610	1,257
Other	577	515
Total capital expenditures	5,056	7,121
Assets acquired under leasing arrangements	(947)	(520)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	437	268
Cash used for capital expenditures	$4,546	6,869

The Company currently expects capital expenditures to range from $35 million to $45 million in fiscal 2016. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

In the first quarter of fiscal 2016, the Company acquired a Krispy Kreme shop from its franchisee in Little Rock, Arkansas, in exchange for $312,000 cash as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

Cash Flows from Financing Activities

Net cash used for financing activities for the three months ended May 3, 2015 was $5.7 million. Cash outflows of $5.9 million were associated with the Company’s repurchase of its common stock in the period, pursuant to its common stock repurchase plan more fully discussed in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”, within this periodic filing. This amount was partially offset by $519,000 of proceeds from the exercise of stock options. In addition to share repurchases made pursuant to the aforementioned repurchase program, the Company repurchased $197,000 of common shares in the first three months of fiscal 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

Net cash used for financing activities for the three months ended May 4, 2014 was $19.4 million. Cash outflows of $25.5 million were associated with the Company’s repurchase of its common stock in the period, pursuant to its common stock repurchase plan. This amount was partially offset by $6.2 million of proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of May 3, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of May 3, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 3, 2015, the Company implemented an enterprise resource planning software solution that included a new general ledger and accounting system to support accounting activities and enhance business information. Internal controls and processes have been appropriately modified and monitored to maintain internal controls around financial reporting as a result of the implementation.

There were no other changes in the Company internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Matters

Except as disclosed below, the Company currently is not a party to any material legal proceedings.

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs have noticed an appeal of that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. The Company moved for summary judgment on May 7, 2015 and is awaiting a decision by the Superior Court.

Item 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
February 2, 2015 through March 1, 2015	-	$-	-	$43,432,515
March 2, 2015 through March 29, 2015	-	-	-	43,432,515
March 30, 2015 through May 3, 2015	391,310	18.98	391,310	36,004,016
Total	391,310	$18.98	391,310

(1)	On July 11, 2013, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently increased such authorization on March 12, 2014 and on September 17, 2014, such that it now totals $105 million. The authorization has no expiration date. Through May 3, 2015, the Company repurchased 3,813,353 shares under the authorization at an average price of $18.09 per share, for a total cost of $69.0 million. During the three months ended May 3, 2015, the Company repurchased 391,310 shares under the authorization at an average price of $18.98 per share, for a total cost of $7.4 million. Repurchases of approximately $5.9 million of the share repurchases were settled during the three months ended May 3, 2015. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

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

Krispy Kreme Doughnuts, Inc.

Date: June 12, 2015	By:	/s/ G. Price Cooper, IV
	Name:	G. Price Cooper, IV
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)
3.2	—

Articles of Amendment dated June 18, 2013 to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2013)

3.3	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)
4.1	—

Amendment No. 1 to Tax Assets Protection Plan between Krispy Kreme Doughnuts, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated as of February 2, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015)

10.1*	—

Restricted Stock Unit Agreement, dated as of February 3, 2015, between Krispy Kreme Doughnuts, Inc. and G. Price Cooper, IV related to commencement of employment (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on April 2, 2015)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following materials from our Quarterly Report on Form 10-Q for the quarter ended May 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended May 3, 2015, and May 4, 2014; (ii) the Consolidated Statement of Comprehensive Income for the three months ended May 3, 2015 and May 4, 2014; (iii) the Consolidated Balance Sheet as of May 3, 2015 and February 1, 2015; (iv) the Consolidated Statement of Cash Flows for the three months ended May 3, 2015 and May 4, 2014; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended May 3, 2015 and May 4, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements

* Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits pursuant to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.