Form 10-Q
period 2015-08-02
KRISPY KREME DOUGHNUTS INC
filed 2015-09-11
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2015
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

Number of shares of Common Stock, no par value, outstanding as of August 28, 2015: 62,912,961.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “forecast,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

●	the quality of Company and franchise store operations and changes in sales volume;
●	risks associated with the use and implementation of information technology;
●	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;
●	our relationships with our franchisees;
●	actions by franchisees that could harm our business;
●	our ability to implement our domestic and international growth strategies;
●	our ability to implement and operate our domestic shop model;
●	political, economic, currency and other risks associated with our international operations;
●	the price and availability of raw materials needed to produce doughnut mixes and other ingredients, and the price of motor fuel;
●	our relationships with consumer packaged goods - wholesale customers;
●	reliance on third parties in many aspects of our business;
●	our ability to protect our trademarks and trade secrets;
●	changes in customer preferences and perceptions;
●	risks associated with competition;
●	risks related to the food service industry, including food safety and protection of personal information;
●	compliance with government regulations relating to food products and franchising;
●	increased costs or other effects of new government regulations; and
●	other factors discussed in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 (the “2015 Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
	(In thousands, except per share amounts)
Revenues	$127,336	$120,516	$259,810	$242,096
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization expense shown below)	104,145	99,067	207,917	195,457
General and administrative expenses	6,718	6,737	14,272	13,784
Depreciation and amortization expense	4,074	3,033	8,067	6,206
Impairment charges and lease termination costs	304	38	308	46
Pre-opening costs related to Company Stores	515	245	838	471
(Gains) and losses on commodity derivatives, net	841	1,341	394	(103)
(Gain) on refranchisings, net of business acquisition charges	-	431	-	431
Operating income	10,739	9,624	28,014	25,804
Interest income	72	64	219	235
Interest expense	(387)	(162)	(764)	(305)
Equity in losses of equity method franchisees	-	(61)	-	(118)
Other non-operating income and (expense), net	89	152	273	320
Income before income taxes	10,513	9,617	27,742	25,936
Provision for income taxes	4,595	3,865	11,158	10,528
Net income	$5,918	$5,752	$16,584	$15,408

Earnings per common share:
Basic	$0.09	$0.09	$0.25	$0.23
Diluted	$0.09	$0.08	$0.24	$0.22

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
	(In thousands)
Net income	$5,918	$5,752	$16,584	$15,408
Other comprehensive income	-	-	-	-
Comprehensive income	$5,918	$5,752	$16,584	$15,408

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 2, 2015	February 1, 2015
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,105	$50,971
Receivables	28,704	27,799
Receivables from equity method franchisees	945	782
Inventories	18,319	18,194
Deferred income taxes	23,155	23,245
Other current assets	8,418	6,856
Total current assets	123,646	127,847
Property and equipment	120,021	115,758
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	29,838	30,070
Deferred income taxes	58,490	68,278
Other assets	10,054	10,760
Total assets	$342,049	$352,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$328	$333
Accounts payable	18,929	17,095
Accrued liabilities	32,214	32,530
Total current liabilities	51,471	49,958
Lease obligations, less current portion	11,252	9,354
Other long-term obligations and deferred credits	25,506	25,615

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 63,545 shares and 64,926 shares outstanding, respectively	280,218	310,768
Accumulated deficit	(26,398)	(42,982)
Total shareholders’ equity	253,820	267,786
Total liabilities and shareholders’ equity	$342,049	$352,713

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	August 2, 2015	August 3, 2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,584	$15,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,067	6,206
Deferred income taxes	9,878	9,388
Impairment charges	343	-
Accrued rent expense	268	324
Loss on disposal of property and equipment	87	99
Share-based compensation	3,662	2,207
Provision for doubtful accounts	(3)	174
Amortization of deferred financing costs	54	54
Equity in losses of equity method franchisees	-	118
Unrealized (gains) losses on commodity derivative positions	(532)	121
Other	23	6
Change in assets and liabilities:
Receivables	(1,730)	(4,197)
Inventories	(98)	(80)
Other current and non-current assets	(1,442)	(2,259)
Accounts payable and accrued liabilities	264	229
Other long-term obligations and deferred credits	13	(111)
Net cash provided by operating activities	35,438	27,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,158)	(13,063)
Proceeds from disposals of property and equipment	216	196
Acquisition of stores from franchisees	(312)	(7,152)
Other investing activities	917	427
Net cash used for investing activities	(9,337)	(19,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of lease obligations	(166)	(200)
Proceeds from exercise of stock options	519	6,655
Repurchase of common shares	(33,320)	(34,618)
Net cash used for financing activities	(32,967)	(28,163)
Net decrease in cash and cash equivalents	(6,866)	(20,068)
Cash and cash equivalents at beginning of period	50,971	55,748
Cash and cash equivalents at end of period	$44,105	$35,680
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$2,035	$3,781

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deficit	Total
	(In thousands)
Balance at February 1, 2015	64,926	$310,768	$(42,982)	$267,786
Comprehensive income for the six months ended August 2, 2015	-	-	16,584	16,584
Exercise of stock options	81	519	-	519
Share-based compensation	447	3,662	-	3,662
Repurchase of common shares	(1,909)	(34,731)	-	(34,731)
Balance at August 2, 2015	63,545	$280,218	$(26,398)	$253,820

Balance at February 2, 2014	64,940	$338,135	$(73,042)	$265,093
Comprehensive income for the six months ended August 3, 2014	-	-	15,408	15,408
Exercise of stock options	1,245	6,655	-	6,655
Share-based compensation	60	2,207	-	2,207
Repurchase of common shares	(1,861)	(32,773)	-	(32,773)
Balance at August 3, 2014	64,384	$314,224	$(57,634)	$256,590

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Numerator: net income	$5,918	$5,752	$16,584	$15,408
Denominator:
Basic earnings per share - weighted average shares outstanding	65,502	66,008	66,053	66,265
Effect of dilutive securities:
Stock options	1,546	2,097	1,594	2,352
Restricted stock units	321	620	324	619
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	67,369	68,725	67,971	69,236

Stock options with respect to 285,000 and 295,000 shares for the three months ended August 2, 2015 and August 3, 2014, respectively, and 214,000 and 110,000 unvested restricted stock units for the three months ended August 2, 2015 and August 3, 2014, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Stock options with respect to 294,000 and 234,000 shares for the six months ended August 2, 2015 and August 3, 2014, respectively, and 192,000 and 55,000 unvested restricted stock units for the six months ended August 2, 2015 and August 3, 2014, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company will evaluate the effects of adoption of this guidance on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This guidance states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to the line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. As all of the Company’s debt issuance costs are related to line-of-credit arrangements and are currently classified as assets, this update will not have any impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. The Company will evaluate the effects, if any, of adoption of this guidance on the Company’s consolidated financial statements.

Note 2 — Segment Information

The Company’s operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain.

The Company Stores segment is comprised of the stores owned and operated by the Company. These stores sell doughnuts and complementary products through both on-premises and consumer packaged goods - wholesale (“CPG”) sales channels, although some stores serve only one of these distribution channels.

The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme name and ongoing brand and operational support. Revenues and costs related to licensing certain Krispy Kreme trademarks to domestic third parties other than franchisees also are included in the Domestic Franchise segment. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, and to support franchisee operations and marketing efforts, as well as allocated corporate costs.

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

The following table presents the results of operations of the Company’s operating segments for the three and six months ended August 2, 2015 and August 3, 2014. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization expense, impairment charges and lease termination costs, pre-opening costs related to Company Stores, gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Company Stores	$84,117	$78,535	$174,834	$158,983
Domestic Franchise	3,936	3,296	7,645	6,795
International Franchise	7,314	7,534	14,042	14,115
KK Supply Chain:
Total revenues	63,469	59,503	126,986	119,815
Less – intersegment sales elimination	(31,500)	(28,352)	(63,697)	(57,612)
External KK Supply Chain revenues	31,969	31,151	63,289	62,203
Total revenues	$127,336	$120,516	$259,810	$242,096

Operating income:
Company Stores	$1,592	$1,937	$8,949	$6,579
Domestic Franchise	2,440	1,900	4,534	4,056
International Franchise	5,487	5,111	10,391	9,391
KK Supply Chain	10,144	9,830	21,093	21,140
Total segment operating income	19,663	18,778	44,967	41,166
General and administrative expenses	(6,718)	(6,737)	(14,272)	(13,784)
Corporate depreciation and amortization expense	(546)	(362)	(1,141)	(733)
Impairment charges and lease termination costs	(304)	(38)	(308)	(46)
Pre-opening costs related to Company Stores	(515)	(245)	(838)	(471)
Gains and (losses) on commodity derivatives, net	(841)	(1,341)	(394)	103
Gain on refranchisings, net of business acquisition charges	-	(431)	-	(431)
Consolidated operating income	$10,739	$9,624	$28,014	$25,804

Depreciation and amortization expense:
Company Stores	$3,261	2,457	6,430	$5,041
Domestic Franchise	16	49	33	95
International Franchise	-	2	-	3
KK Supply Chain	251	163	463	334
Corporate	546	362	1,141	733
Total depreciation and amortization expense	$4,074	3,033	8,067	$6,206

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 3 — Receivables

The components of receivables are as follows:

	August 2,	February 1,
	2015	2015
	(In thousands)
Receivables:
Consumer packaged goods - wholesale customers	$9,697	$9,557
Unaffiliated franchisees	14,157	12,743
Third-party distributors	2,980	4,075
Other receivables	1,228	867
Current portion of notes receivable from franchisees	1,036	1,052
	29,098	28,294
Less — allowance for doubtful accounts:
Consumer packaged goods - wholesale customers	(146)	(204)
Unaffiliated franchisees	(248)	(291)
	(394)	(495)
	$28,704	$27,799

Receivables from equity method franchisees (Note 5):
Trade	$945	$782

The changes in the allowance for doubtful accounts are summarized as follows:

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$495	$241
Provision for doubtful accounts	(41)	260
Net recoveries (chargeoffs)	(60)	24
Balance at end of period	$394	$525

The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	August 2,	February 1,
	2015	2015
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$4,289	$4,534
Less — portion due within one year included in receivables	(1,036)	(1,052)
	$3,253	$3,482

Notes receivable at August 2, 2015 and February 1, 2015 consist principally of amounts payable to the Company related to a refranchising transaction, to the sale of certain leasehold interests to a franchisee and to sales of equipment.

In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $1.2 million at August 2, 2015 and $1.9 million at February 1, 2015 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. The Company collected approximately $700,000 and $900,000 during the three and six months ended August 2, 2015 and August 3, 2014, respectively, related to these promissory notes and recorded such collections in revenues as received.

Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $720,000 at August 2, 2015 and $1.0 million at February 1, 2015 arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009 and payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. Because of the uncertainty of recovery of amounts advanced to KKSF the note receivable is not reflected as an asset in the accompanying consolidated balance sheet at August 2, 2015 or February 1, 2015. The Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. Such collections were approximately $90,000 and $150,000 in the three months ended August 2, 2015 and August 3, 2014, respectively, and $260,000 and $320,000 in the six months ended August 2, 2015 and August 3, 2014, respectively.

Note 4 — Inventories

The components of inventories are as follows:

	August 2,	February 1,
	2015	2015
	(In thousands)
Raw materials	$7,202	$6,779
Work in progress	81	115
Finished goods and purchased merchandise	11,036	11,300
	$18,319	$18,194

Note 5 — Investments in Franchisees

As of August 2, 2015, the Company had an ownership interest in three franchisees, the aggregate carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	August 2, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$487
Kremeworks Canada, LP	24.5%	667	43
Krispy Kreme of South Florida, LLC	35.3%	-	415
		1,567	945
Less: reserves and allowances		(1,567)	-
		$-	$945

	February 1, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$353
Kremeworks Canada, LP	24.5%	667	30
Krispy Kreme of South Florida, LLC	35.3%	-	399
		1,567	782
Less: reserves and allowances		(1,567)	-
		$-	$782

The carrying values of the Company’s investments and advances in Kremeworks, LLC (“Kremeworks”) and Kremeworks Canada, LP (“Kremeworks Canada”) were zero at August 2, 2015 and February 1, 2015. In addition, the Company had reserved all of the balance of its advances to Kremeworks and Kremeworks Canada at such dates; accrued but uncollected interest on such advances of approximately $375,000 at August 2, 2015 had not been reflected in income at such date.

Note 6 — Credit Facility and Lease Obligations

Lease obligations consist of the following:

	August 2,	February 1,
	2015	2015
	(In thousands)
Capital lease obligations	$2,784	$2,940
Financing obligations	8,796	6,747
	11,580	9,687
Less: current portion	(328)	(333)
	$11,252	$9,354

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

At August 2, 2015, the Company had property and lease obligations related to build-to-suit leasing arrangements of approximately $8.8 million.

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

Interest on borrowings under the 2013 Revolving Credit Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of August 2, 2015, the Applicable Percentage was 1.25%.

The 2013 Revolving Credit Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At closing, $9.2 million of letters of credit were issued under the 2013 Revolving Credit Facility to replace letters of credit issued under the terminated credit facilities, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs. At August 2, 2015, the Company had approximately $8.7 million of letters of credits outstanding

The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Revolving Credit Facility lending commitment, ranging from 0.15% to 0.35%, depending on the Company’s leverage ratio. As of August 2, 2015, the fee on the unused portion of the 2013 Revolving Credit Facility was 0.15%.

The 2013 Revolving Credit Facility requires the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0.

As of August 2, 2015, the Company’s leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.8 to 1.0.

The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Revolving Credit Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $31.3 million of unused credit under the 2013 Revolving Credit Agreement as of August 2, 2015.

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

Pending Litigation

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs noticed an appeal of that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. The Company moved for summary judgment on May 7, 2015 and is awaiting a decision by the Superior Court.

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

Other Commitments and Contingencies

The Company’s primary bank had issued letters of credit on behalf of the Company totaling $8.7 million at August 2, 2015, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

The aggregate cost of SBP awards charged to earnings for the three and six months ended August 2, 2015 and August 3, 2014 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Costs charged to earnings related to:
Stock options	$295	$226	$618	$561
Restricted stock units	1,370	814	3,044	1,646
Total costs	$1,665	$1,040	$3,662	$2,207

Costs included in:
Direct operating expenses	$767	$460	$1,795	$1,163
General and administrative expenses	898	580	1,867	1,044
Total costs	$1,665	$1,040	$3,662	$2,207

Repurchases of Common Stock

In fiscal 2014, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently increased such authorization three times, the most recent being in June 2015, such that the authorization now totals $155 million. The authorization has no expiration date.

The Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

The following table summarizes repurchases of common stock for the three and six months ended August 2, 2015 and August 3, 2014.

	Three Months Ended
	August 2,		August 3,
	2015		2014
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	1,494	$26,883	403	$7,304
Shares surrendered in reimbursement for withholding taxes	13	223	21	334
	1,507	$27,106	424	$7,638

	Six Months Ended
	August 2,		August 3,
	2015		2014
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	1,885	$34,311	1,840	$32,439
Shares surrendered in reimbursement for withholding taxes	24	420	21	334
	1,909	$34,731	1,861	$32,773

Through August 2, 2015, the Company repurchased 5,307,149 shares under the authorization at an average price of $18.07 per share, for a total cost of $95.9 million. Repurchases of approximately $32.9 million and $34.6 million of the shares repurchased were settled during the six months ended August 2, 2015 and August 3, 2014, respectively. As of August 2, 2015, approximately $59.1 million remained outstanding under the $155 million share repurchase authorization.

Note 9 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Impairment of long-lived assets	$343	$-	$343	$-
Lease termination costs:
Provision for lease termination costs	71	40	75	48
Less - reversal of previously recorded accrued rent expense	(110)	(2)	(110)	(2)
Net provision	(39)	38	(35)	46
Total impairment charges and lease termination costs	$304	$38	$308	$46

The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, unfavorable observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the three and six months ended August 2, 2015, the Company recorded impairment charges related to long-lived assets for one Company store that closed during the second quarter of fiscal 2016 to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal and are included in other current assets as assets held for sale.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities is estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the three and six months ended August 2, 2015, the Company recorded lease termination costs related to a store closed during the second quarter of fiscal 2016.

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$85	$167	$116	$178
Provision for lease termination costs:
Provisions associated with leased properties, net of estimated
sublease rentals	57	44	57	44
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	12	(10)	13	(5)
Accretion of discount	2	6	5	9
Total provision	71	40	75	48
Payments on unexpired leases, including settlements with
lessors	(35)	(31)	(70)	(50)
Balance at end of period	$121	$176	$121	$176

The lease termination accrual at August 2, 2015 of $121,000 is expected to be paid within one year.

Note 10 — Income Taxes

The Company accounts for its provision for income taxes in accordance with GAAP, which requires management to estimate the annual effective income tax rate for the full year to be applied to the respective interim period taking into account year-to-date amounts and projected results for the full year. For the three and six months ended August 2, 2015, the Company's effective income tax rate was 43.7% and 40.2%, respectively, compared with to an effective income tax rate of 40.2% and 40.6%, respectively, for the three and six months ended August 3, 2014.

The increase in the effective income tax rate in the quarter was due primarily to the revaluation of the Company’s deferred tax assets, principally attributable to state net operating loss (“NOL”) carryforwards, resulting from the decrease in the North Carolina (“NC”) corporate income tax rate. Specifically, in the second quarter of fiscal 2016, the North Carolina state legislature announced it surpassed its revenue estimates and these increased tax revenues triggered an automatic reduction to the state corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower corporate income tax rate. The net effect of the NC tax rate reduction and associated revaluation of the Company’s deferred tax assets resulted in the reduction in net deferred tax assets of $467,000; such amount was included in income tax expense for the second quarter of fiscal 2016.

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

The valuation allowance of $2.5 million at August 2, 2015 and $2.6 million at February 1, 2015 represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased. In such states, the Company’s ability to realize the net operating loss carryforwards is adversely affected because the Company is expected to have little income earned in or apportioned to those states in the future.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 2, 2015 and February 1, 2015.

	August 2, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,335	$-	$-
Liabilities:
Agricultural commodity futures contracts	$502	$-	$-
Gasoline commodity futures contracts	777	-	-
Total liabilities	$1,279	$-	$-

	February 1, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,496	$-	$-
Liabilities:
Agricultural commodity futures contracts	$874	$-	$-
Gasoline commodity futures contracts	937	-	-
Total liabilities	$1,811	$-	$-

(1)

There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three and six months ended August 2, 2015 or during the year ended February 1, 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the nonrecurring fair value measurements recorded during the three and six months ended August 2, 2015. There were no material nonrecurring fair value measurements recorded during the three and six months ended August 3, 2014.

	Three Months Ended August 2, 2015
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$94	$-	$(343)

	Six Months Ended August 2, 2015
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$94	$-	$(343)

Long-Lived Assets

During the three and six months ended August 2, 2015, long-lived assets having an aggregate carrying value of $437,000 were written down to their estimated fair values of $94,000, resulting in recorded impairment charges of $343,000. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal and are included in other current assets as assets held for sale. These inputs are classified as Level 2 within the valuation hierarchy. There were no other material nonrecurring fair value measurements recorded during the three and six months ended August 2, 2015.

Fair Values of Financial Instruments at the Balance Sheet Dates

The carrying values and approximate fair values of certain financial instruments as of August 2, 2015 and February 1, 2015 were as follows:

	August 2, 2015		February 1, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$44,105	$44,105	$50,971	$50,971
Receivables	28,704	28,704	27,799	27,799
Receivables from equity method franchisees	945	945	782	782

Liabilities:
Accounts payable	18,929	18,929	17,095	17,095
Agricultural commodity futures contracts	502	502	874	874
Gasoline commodity futures contracts	777	777	937	937
Lease obligations (including current portion)	11,580	11,580	9,687	9,687

The carrying values of all financial instruments approximate their fair values at August 2, 2015 and February 1, 2015.

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

Commodity Price Risk

The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. At August 2, 2015, the Company had commodity derivatives with an aggregate contract volume of 880,000 bushels of wheat, 1.5 million pounds of soybean oil and 2.6 million gallons of gasoline. Other than the requirement to meet minimum margin requirements with respect to the commodity derivatives, there are no collateral requirements related to such contracts.

Interest Rate Risk

The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its 2013 Revolving Credit Facility. As of August 2, 2015, there were no borrowings outstanding under such facility.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of August 2, 2015 and February 1, 2015:

		Liability Derivatives
		Fair Value
		August 2,	February 1,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2015	2015
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$502	$874
Gasoline commodity futures contracts	Accrued liabilities	777	937
Total		$1,279	$1,811

The effects of derivative instruments on the consolidated statement of income for the three and six months ended August 2, 2015 and August 3, 2014 were as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
		August 2,	August 3,
Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain or (Loss) Recognized in Income	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(71)	$(1,341)
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	(770)	-
Total		$(841)	$(1,341)

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Six Months Ended
		August 2,	August 3,
Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain or (Loss) Recognized in Income	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(406)	$103
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	12	-
Total		$(394)	$103

Note 13 — Acquisitions and Divestitures

Acquisition of Krispy Kreme Shops

On April 23, 2015, the Company entered into several legal arrangements with a franchisee, which included an asset purchase agreement and management agreement, whereby the Company agreed to operate the franchisee’s Krispy Kreme shop in Little Rock, Arkansas as a Company store. The Company paid $312,000 in cash for specific assets of the Krispy Kreme shop and has accounted for the transaction as the acquisition of a business. The Krispy Kreme shop had fiscal 2015 sales of approximately $2.7 million. The allocation of the purchase price was as follows: $252,000 to property and equipment, $27,000 to inventory, $137,000 to reacquired franchise rights and $104,000 to a liability, related to a lease which included an unfavorable term compared to the market, which will be amortized over the remaining life of the lease agreement. The Company’s results of operations, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of the current and prior year periods, are not materially different from the Company’s historical results of operations and, accordingly, have been omitted. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth operating metrics for the three and six months ended August 2, 2015 and August 3, 2014.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
Change in Same Store Sales (retail sales only):
Company stores	2.3%	1.5%	3.3%	(0.5)%
Domestic Franchise stores	7.3%	3.5%	6.6%	3.8%
International Franchise stores	(12.6)%	(1.0)%	(10.9)%	(3.0)%
International Franchise stores, in constant dollars(1)	(2.7)%	(2.5)%	(2.2)%	(2.5)%

Company Stores - Consumer Packaged Goods - wholesale
sales:
Change in average weekly number of doors	(0.2)%	2.3%	0.3%	0.9%
Change in average weekly sales per door	(0.8)%	(2.2)%	(0.1)%	(0.3)%

Systemwide Sales (in thousands):(2)
Company stores	$83,332	$77,806	$173,300	$157,624
Domestic Franchise stores	91,042	84,096	182,814	171,807
International Franchise stores	118,642	114,706	239,392	229,217
International Franchise stores, in constant dollars(3)	118,642	102,192	239,392	206,983

Average Weekly Sales Per Store (in thousands):(4) (5) (6)
Company stores:
Factory stores:
Commissaries - Consumer Packaged Goods - wholesale	$208.3	$214.9	$203.6	$213.6
Dual-channel stores:
On-premises	38.0	36.4	40.8	38.2
Consumer Packaged Goods - wholesale	42.5	48.5	45.4	49.2
Total	80.5	84.9	86.2	87.4
On-premises only stores	31.8	34.4	34.1	36.3
All factory stores	63.3	70.6	66.4	72.8
Satellite stores	23.8	21.2	25.0	22.2
All stores	57.6	60.9	60.3	63.0

Domestic Franchise stores:
Factory stores	$51.2	$50.5	$52.2	$51.7
Satellite stores	18.9	17.6	19.0	18.3

International Franchise stores:
Factory stores	$37.4	$40.5	$37.6	$40.6
Satellite stores	8.1	9.2	8.4	9.4

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP financial measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and six months ended August 3, 2014 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and six months ended August 2, 2015.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics are computed based on only stores open at the respective period end.
(6)	Metrics are computed based on each store’s classification at the end of the respective period end.

In the first quarter of fiscal 2016, the Company revised its presentation of the change in same store sales metric. The change in same store sales now includes retail sales only and excludes fundraising. The Company believes this change provides a more meaningful measurement of the change in same store sales and that this is a more relevant metric as the continued success of the Company’s retail model is largely dependent on the approximate 90% of on-premises sales coming from the retail business. All same store sales change metrics in this current report reflect the new presentation for all periods. The Company furnished a Current Report on Form 8-K on June 10, 2015 providing quarterly tables showing the change in same store sales for Company, domestic franchise and international franchise shops for fiscal 2013 through fiscal 2015 using the revised presentation compared to the former presentation.

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

For consumer packaged goods - wholesale (“CPG”) sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries to grocers/mass merchants and convenience stores were made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

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

The following table sets forth data about the number of systemwide stores as of August 2, 2015 and August 3, 2014.

	August 2,	August 3,
	2015	2014
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	8	7
Dual-channel stores	33	33
On-premises only stores	57	42
Satellite stores	16	21
Total Company stores	114	103

Domestic Franchise stores:
Factory stores	121	109
Satellite stores	52	51
Total Domestic Franchise stores	173	160

International Franchise stores:
Factory stores	136	128
Satellite stores	622	493
Total International Franchise stores	758	621

Total systemwide stores	1,045	884

The following table sets forth data about the number of store operating weeks for the three and six months ended August 2, 2015 and August 3, 2014.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	104	91	208	182
Dual-channel stores	429	414	847	817
On-premises only stores	716	529	1,415	1,036
Satellite stores	222	255	468	488

Domestic Franchise stores:(1)
Factory stores	1,549	1,416	3,022	2,810
Satellite stores	665	684	1,328	1,359

International Franchise stores:(1)
Factory stores	1,486	1,408	2,932	2,788
Satellite stores	7,753	6,216	15,190	12,120

(1)	Metrics for the three and six months ended August 2, 2015 and August 3, 2014 include only stores open at the respective period end.

Changes in the number of Company stores during the three and six months ended August 2, 2015 and August 3, 2014 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 2, 2015
May 3, 2015	95	18	1	114
Opened	3	-	-	3
Closed	-	(3)	-	(3)
August 2, 2015	98	15	1	114

Six months ended August 2, 2015
February 1, 2015	92	18	1	111
Opened	5	-	-	5
Closed	-	(3)	-	(3)
Acquired (divested)	1	-	-	1
August 2, 2015	98	15	1	114

Three months ended August 3, 2014
May 4, 2014	78	18	1	97
Opened	1	-	-	1
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Acquired (divested)	2	3	-	5
August 3, 2014	82	20	1	103

Six months ended August 3, 2014
February 2, 2014	76	18	1	95
Opened	3	-	-	3
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Acquired (divested)	2	3	-	5
August 3, 2014	82	20	1	103

Changes in the number of domestic franchise stores during the three and six months ended August 2, 2015 and August 3, 2014 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended August 2, 2015
May 3, 2015	115	39	12	166
Opened	6	1	-	7
Closed	-	-	-	-
August 2, 2015	121	40	12	173

Six months ended August 2, 2015
February 1, 2015	116	39	12	167
Opened	8	1	-	9
Closed	(2)	-	-	(2)
Acquired (divested)	(1)	-	-	(1)
August 2, 2015	121	40	12	173

Three months ended August 3, 2014
May 4, 2014	109	40	14	163
Opened	2	1	-	3
Closed	-	-	(1)	(1)
Acquired (divested)	(2)	(3)	-	(5)
August 3, 2014	109	38	13	160

Six months ended August 3, 2014
February 2, 2014	107	37	15	159
Opened	4	4	-	8
Closed	-	-	(2)	(2)
Acquired (divested)	(2)	(3)	-	(5)
August 3, 2014	109	38	13	160

Changes in the number of international franchise stores during the three and six months ended August 2, 2015 and August 3, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended August 2, 2015
May 3, 2015	133	9	391	190	723
Opened	4	-	29	8	41
Closed	(1)	-	(5)	-	(6)
August 2, 2015	136	9	415	198	758

Six months ended August 2, 2015
February 1, 2015	133	9	381	186	709
Opened	6	-	47	12	65
Closed	(3)	-	(12)	(1)	(16)
Change in store type	-	-	(1)	1	-
August 2, 2015	136	9	415	198	758

Three months ended August 3, 2014
May 4, 2014	126	9	310	150	595
Opened	3	-	20	7	30
Closed	(1)	-	(3)	-	(4)
August 3, 2014	128	9	327	157	621

Six months ended August 3, 2014
February 2, 2014	125	9	296	144	574
Opened	5	-	34	14	53
Closed	(2)	-	(3)	(1)	(6)
August 3, 2014	128	9	327	157	621

Three months ended August 2, 2015 compared to three months ended August 3, 2014

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

	Three Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands, except per share amounts)
Net income, as reported	$5,918	$5,752
Provision for deferred income taxes	3,928	3,226
Adjusted net income	$9,846	$8,978

Adjusted earnings per common share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.13

Weighted average shares outstanding:
Basic	65,502	66,008
Diluted	67,369	68,725

Overview

Total revenues rose 5.7% to $127.3 million for the three months ended August 2, 2015 compared to $120.5 million for the three months ended August 3, 2014. Consolidated operating income increased to $10.7 million from $9.6 million, and consolidated net income was $5.9 million compared to $5.8 million for the three months ended August 2, 2015 and August 3, 2014, respectively.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	August 2,	August 3,
	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$84,117	$78,535
Domestic Franchise	3,936	3,296
International Franchise	7,314	7,534
KK Supply Chain:
Total revenues	63,469	59,503
Less - intersegment sales elimination	(31,500)	(28,352)
External KK Supply Chain revenues	31,969	31,151
Total revenues	$127,336	$120,516

Segment revenues as a percentage of total revenues:
Company Stores	66.1%	65.2%
Domestic Franchise	3.1	2.7
International Franchise	5.7	6.3
KK Supply Chain (external sales)	25.1	25.8
	100.0%	100.0%

Segment operating results:
Company Stores	$1,592	$1,937
Domestic Franchise	2,440	1,900
International Franchise	5,487	5,111
KK Supply Chain	10,144	9,830
Total segment operating income	19,663	18,778
General and administrative expenses	(6,718)	(6,737)
Corporate depreciation and amortization expense	(546)	(362)
Impairment charges and lease termination costs	(304)	(38)
Pre-opening costs related to Company Stores	(515)	(245)
Gains and (losses) on commodity derivatives, net	(841)	(1,341)
Gain on refranchisings, net of business acquisition charges	-	(431)
Consolidated operating income	10,739	9,624
Interest income	72	64
Interest expense	(387)	(162)
Equity in losses of equity method franchisees	-	(61)
Other non-operating income and (expense), net	89	152
Income before income taxes	10,513	9,617
Provision for income taxes	4,595	3,865
Consolidated net income	$5,918	$5,752

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$41,664	$36,124	49.5%	46.0%
Fundraising sales	2,693	2,696	3.2	3.4
Total on-premises sales	44,357	38,820	52.7	49.4
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchant	23,817	23,977	28.3	30.5
Convenience store	14,194	14,565	16.9	18.5
Other consumer packaged goods	1,749	1,173	2.1	1.5
Total consumer packaged goods sales	39,760	39,715	47.3	50.6
Total revenues	84,117	78,535	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	30,732	29,619	36.5	37.7
Labor and benefits costs	27,891	25,497	33.2	32.5
Total cost of sales	58,623	55,116	69.7	70.2
Vehicle costs(1)	3,623	4,274	4.3	5.4
Occupancy(2)	3,022	2,639	3.6	3.4
Utilities expense	1,904	1,682	2.3	2.1
Other store operating expenses	5,661	4,292	6.7	5.5
Total store level costs	72,833	68,003	86.6	86.6
Company Stores contribution (3)	11,284	10,532	13.4	13.4
Marketing expense	1,581	1,520	1.9	1.9
Depreciation and amortization expense	3,261	2,457	3.9	3.1
Direct and indirect operating costs(4)	4,850	4,618	5.8	5.9
Segment operating income	$1,592	$1,937	1.9%	2.5%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. The Company believes that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions and allocated corporate overhead.

Sales at Company Stores increased 7.1% to $84.1 million in the second quarter of fiscal 2016 from $78.5 million in the second quarter of fiscal 2015. Company Stores contribution increased 7.1% to $11.3 million in the second quarter of fiscal 2016 from $10.5 million in the second quarter of fiscal 2015 and Company Stores contribution margin remained flat at 13.4%.

A reconciliation of Company Stores segment sales from the second quarter of fiscal 2015 to the second quarter of fiscal 2016 follows:

		Consumer
		Packaged Goods -
	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended August 3, 2014	$38,820	$39,715	$78,535
Sales at closed stores	(567)	-	(567)
Fiscal 2015 sales at refranchised stores	(562)	-	(562)
Increase (decrease) in sales at established stores (open stores only)	186	(1,024)	(838)
Increase in sales related to stores opened in fiscal 2015 and 2016	4,918	-	4,918
Increase in sales related to stores acquired in fiscal 2015 and 2016	1,562	1,069	2,631
Sales for the three months ended August 2, 2015	$44,357	$39,760	$84,117

On-premises sales increased 14.3% to $44.4 million in the second quarter of fiscal 2016. The increase in on-premises sales includes an increase in retail sales of 15.3% to $41.7 million in the second quarter of fiscal 2016 compared to $36.1 million in the second quarter of fiscal 2015. The growth in retail sales in the second quarter of fiscal 2016 was principally due to a 14.1% increase in store operating weeks and a 2.3% increase in same store sales. The change in same store sales rose in the second quarter of fiscal 2016 due to a 2.2% increase in the average guest check, which was driven primarily by management’s use of more strategic promotional incentives.

The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing both average guest check and customer traffic in its shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores business segment.

CPG sales

Sales to CPG accounts were $39.8 million in the second quarter of fiscal 2016 compared to $39.7 million in the second quarter of fiscal 2015. Sales to grocers and mass merchants and convenience stores declined in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. These decreases were offset by an increase in other CPG sales.

Sales to grocers and mass merchants decreased 0.7% to $23.8 million, reflecting a 1.6% decrease in average weekly sales per door principally offset by a 1.5% increase in the average number of doors served. The decline in the average weekly sales per door in the grocery/mass merchant channel was due to a decline in higher volume doors on a year-over-year basis. The increase in the average number of doors served in the grocery/mass merchant channel principally reflects an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 2.5% to $14.2 million, reflecting a 2.0% decrease in the average number of doors served and a 0.4% decrease in the average weekly sales per door. The decrease in the average number of doors served in the convenience stores channel in the second quarter of fiscal 2016 reflects a reduction in the number of lower volume doors. This decrease was partially offset by an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Company Stores contribution and costs and expenses

The increase in Company Stores contribution (a non-GAAP financial measure) in the second quarter of fiscal 2016 of $752,000, or 7.1%, was driven by the 7.1% increase in revenues.

Cost of food, beverage and packaging as a percentage of revenues decreased 1.2 percentage points from the second quarter of fiscal 2015 to 36.5% in the second quarter of fiscal 2016. This improvement was principally due to a decrease in input costs and an increase in on-premises sales, which typically have lower food costs, compared to CPG sales, as a percentage of total revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the CPG distribution channel compared to the on-premises channel because average product selling prices generally are lower in the CPG distribution channel and because of the effect of returns in the CPG distribution channel.

Labor and benefits costs as a percentage of revenues increased 0.7 percentage points from the second quarter of fiscal 2015 to 33.2% in the second quarter of fiscal 2016. An increase in shop labor as a percentage of revenue was partially offset by a decrease in delivery labor as a percentage of revenue. Additionally, benefits expense increased as a result of higher health care and workers’ compensation costs on a year-over-year basis. The Company is self-insured for such costs (subject to stop-loss coverage for large individual claims); and accordingly, variations from period to period in the number and severity of claims directly affect the Company’s results of operations. As a result of the Company’s periodic update of its actuarial valuation of workers’ compensation claims, the Company recorded a favorable adjustment relating to its workers’ compensation liability claims for prior policy years of approximately $630,000 in the second quarter of fiscal 2015. There was no adjustment related to workers’ compensation claims as a result of the Company’s periodic update of its actuarial valuation during the second quarter of fiscal 2016.

The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees, or face financial penalties, generally beginning in January 2015. To avoid these penalties, the health benefits must provide a specified “minimum value” and be “affordable,” each as defined in the Act. Largely as a result of modifications made to the Company’s plans, management anticipates that its health care costs in fiscal 2016 will be approximately $1.0 million higher compared to fiscal 2015.

Vehicle costs as a percentage of revenues decreased from 5.4% in the second quarter of fiscal 2015 to 4.3% in the second quarter of fiscal 2016, reflecting lower fuel costs, a reduction in mileage and a reduction in vehicle insurance costs. The Company is self-insured for vehicle claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. As a result of the Company’s periodic update of its actuarial valuation of vehicle claims, the Company recorded favorable adjustments relating to its vehicle liability claims for prior policy years of approximately $372,000 in the second quarter of fiscal 2016 compared to $90,000 in the second quarter of fiscal 2015.

Other store operating expenses increased to 6.7% of revenues in the second quarter of fiscal 2016 from 5.5% of revenues in the second quarter of fiscal 2015 due to an increase in equipment repairs and maintenance and an increase in other supplies and services costs.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Depreciation and amortization expense increased in the second quarter of fiscal 2016 to 3.9% of revenues from 3.1% due to construction of new stores and store refurbishments at existing stores since the second quarter of fiscal 2015.

Domestic Franchise

	Three Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Revenues:
Royalties	$3,291	$2,971
Development and franchise fees	325	125
Other	320	200
Total revenues	3,936	3,296

Operating expenses:
Segment operating expenses	1,305	1,247
Depreciation expense	16	49
Allocated corporate overhead	175	100
Total operating expenses	1,496	1,396
Segment operating income	$2,440	$1,900
Segment operating margin	62.0%	57.6%

Domestic Franchise revenues increased 19.4% to $3.9 million in the second quarter of fiscal 2016. The increase reflects higher royalty revenues resulting from an increase in sales by domestic franchise stores from $84 million in the second quarter of fiscal 2015 to $91 million in the second quarter of fiscal 2016. Domestic Franchise same store sales rose 7.3% in the second quarter of fiscal 2016. Additionally, development and franchise fees increased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 resulting from an increase in store openings during the second quarter of fiscal 2016 compared to last year.

Other Domestic Franchise revenues include revenue from the licensing of certain Krispy Kreme trademarks to third parties for use in marketing Krispy Kreme branded beverages and rental income charged to franchisees for stores leased or subleased to franchisees. The Company first entered into such licensing agreements in fiscal 2014 and intends to expand licensing of its brand to additional products. Licensing revenue increased in the second quarter of fiscal 2016 compared to the prior year, partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs.

Domestic franchisees opened seven stores in the second quarter of fiscal 2016. As of August 2, 2015, development agreements for territories in the United States provide for the development of approximately 120 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Revenues:
Royalties	$6,821	$7,044
Development and franchise fees	493	490
Total revenues	7,314	7,534

Operating expenses:
Segment operating expenses	1,627	2,121
Depreciation expense	-	2
Allocated corporate overhead	200	300
Total operating expenses	1,827	2,423
Segment operating income	$5,487	$5,111
Segment operating margin	75.0%	67.8%

International Franchise revenues decreased 2.9% to $7.3 million in the second quarter of fiscal 2016 compared to $7.5 million in the second quarter of fiscal 2015.

International Franchise royalties decreased 3.2% to $6.8 million in the second quarter of fiscal 2016 from $7.0 million in the second quarter of fiscal 2015, principally due to unfavorable foreign exchange rates. Sales by international franchise stores increased from $115 million in the second quarter of fiscal 2015 to $119 million in the second quarter of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $14.5 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, which adversely affected royalties by approximately $750,000. Excluding the effects of changes in foreign exchange rates, sales by international franchisees rose 16.1%. Additionally, the Company recognized royalty revenue of approximately $700,000 and $900,000 collected during the second quarter of fiscal 2016 and 2015, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee. There is no prescribed repayment schedule for the remaining $1.2 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.7%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on existing stores in growing markets of additional store openings in those markets driven by the international market’s reliance on the hub and spoke model.

Constant dollar same store sales in established markets rose 1.5% in the second quarter of fiscal 2016 and fell 7.0% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 53% of aggregate constant dollar same store sales for the second quarter of fiscal 2016. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 721 international shops currently in operation that opened since the beginning of fiscal 2007, 305 shops are in these established markets.

International Franchise development and franchise fees were flat in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased to $1.6 million in the second quarter of fiscal 2016 from $2.1 million in the second quarter of fiscal 2015, as a result of higher costs related to the transition of personnel in the second quarter of fiscal 2015. Additionally, the second quarter of fiscal 2016 reflects a net credit in bad debt expense of approximately $90,000, principally due to recoveries of amounts previously written off, compared to a charge of approximately $180,000 related to a single franchisee in the second quarter of fiscal 2015. A net credit in bad debt expense should not be expected to recur frequently.

International franchisees opened 41 stores and closed six stores in the second quarter of fiscal 2016. As of August 2, 2015, development agreements for territories outside the United States provide for the development of approximately 330 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$22,103	$21,061	34.8%	35.4%
Other ingredients, packaging and supplies	36,759	34,925	57.9	58.7
Equipment	4,014	2,814	6.3	4.7
Freight revenue	593	703	0.9	1.2
Total revenues before intersegment sales elimination	63,469	59,503	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	45,565	42,254	71.8	71.0
Distribution costs	4,482	3,678	7.1	6.2
Other segment operating costs	2,727	3,278	4.3	5.5
Depreciation expense	251	163	0.4	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	53,325	49,673	84.0	83.5
Segment operating income	$10,144	$9,830	16.0%	16.5%

KK Supply Chain revenues before intersegment sales eliminations increased 6.7% to $63.5 million in the second quarter of fiscal 2016 compared to $59.5 million in the second quarter of fiscal 2015.

Sales of doughnut mixes increased 4.9% year-over-year in the second quarter of fiscal 2016, due to higher selling prices and slightly higher unit volumes reflecting higher sales at Company and franchise shops.

Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 5.3% year-over-year in the second quarter of fiscal 2016, principally due to higher unit volumes partially offset by lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose at a faster rate than KK Supply Chain revenues did during the second quarter of fiscal 2016 compared to the second quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to CPG customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to CPG customers. This negatively impacted the growth rate within the KK Supply Chain business as compared to the overall system.

Equipment sales increased to $4.0 million in the second quarter of fiscal 2016 from $2.8 million in the second quarter of the prior year principally due to an increase in store openings.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but the Company’s objective is to keep gross profit on a per unit basis at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company-owned and franchise stores by adjusting such sales prices.

The increase in cost of goods produced and purchased as a percentage of sales in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 reflects, among other things, a decrease in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 48 stores and closed six stores in the second quarter of fiscal 2016. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.9 million in second quarter of fiscal 2016 compared to $1.8 million in second quarter of fiscal 2015.

General and administrative expenses were flat at $6.7 million in both the second quarter of fiscal 2016 and fiscal 2015, but as a percentage of revenues decreased to 5.3% from 5.6%. General and administrative expenses include an increase in costs related to the implementation and on-going system support of a new enterprise resource planning (“ERP”) system and an increase in share-based compensation costs offset by lower professional and legal fees.

During the first quarter of fiscal 2016, the Company implemented an ERP software solution that included a new general ledger and accounting system. Total costs of on-going system support were approximately $1.0 million in second quarter of fiscal 2016 compared to implementation costs of $900,000 in the second quarter of fiscal 2015. The Company expects general and administrative expenses related to the ERP implementation and support to approximate $2.0 million in the second half of fiscal 2016 for a total cost of $4.0 million in fiscal 2016.

General and administrative expenses also include an increase in share-based compensation costs of approximately $300,000 in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, resulting, in part, from an increase in the equity awards granted in the first half of fiscal 2016 compared to the first half of fiscal 2015.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $304,000 in the second quarter of fiscal 2016 compared to $38,000 in the second quarter of fiscal 2015.

	Three Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Impairment of long-lived assets	$343	$-
Lease termination costs	(39)	38
	$304	$38

The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the three months ended August 2, 2015, the Company recorded impairment charges related to long-lived assets for one Company store that was closed during the quarter to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the three months ended August 2, 2015, the Company recorded lease termination charges related to a store closure in the second quarter of fiscal 2016 and adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals totaling $71,000 offset by the reversal of previously recorded accrued rent of $110,000 related to the closed store.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $515,000 in the second quarter of fiscal 2016 compared to $245,000 in second quarter of fiscal 2015 as a result of the timing of store openings. The average pre-opening costs per store are approximately $150,000 to $200,000.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because the Company has not designated any of these instruments as hedges. Net losses on commodity derivatives were $841,000 in the second quarter of fiscal 2016 compared to net losses of $1.3 million in the second quarter of fiscal 2015. Gains and losses on commodity derivatives are comprised of the following:

	Three Months Ended
	August 2, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$285	$28	$313
Unrealized	(214)	742	528
(Gains) and losses on commodity derivatives, net	$71	$770	$841

	Three Months Ended
	August 3, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$(182)	$-	$(182)
Unrealized	1,523	-	1,523
(Gains) and losses on commodity derivatives, net	$1,341	$-	$1,341

Gain on refranchising, net of business acquisition charges

During the second quarter of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The charges principally reflect a $343,000 settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee and transaction costs related to the acquisition of $88,000.

Interest Expense

Interest expense increased $225,000 in the second quarter of fiscal 2016 to $387,000 from $162,000 in the second quarter of fiscal 2015. This increase was due principally to interest expense related to leasing obligations that the Company entered into in fiscal 2015 and fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $61,000 in the second quarter of fiscal 2015. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $90,000 and $150,000 in the second quarter of fiscal 2016 and fiscal 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2016 was 43.7% compared to 40.2% for the second quarter of fiscal 2015. Included in income tax expense for the second quarter of fiscal 2016 is a charge of approximately $467,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate announced by the state legislature during the quarter, as described in Note 10 to the consolidated financial statements appearing elsewhere herein.

The portion of the income tax provision representing taxes estimated to be payable currently was $667,000 and $639,000 in the second quarter of fiscal 2016 and fiscal 2015, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees to the Company. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company estimates that the annual effective income tax rate on GAAP ordinary income for fiscal 2016 will be 39% to 40%. Management’s estimate of the fiscal 2016 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

See “Results of Operations – Three months ended August 2, 2015 compared to three months ended August 3, 2014 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable.

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

The Company had valuation allowances against deferred income tax assets of $2.5 million at August 2, 2015 and $2.6 million at February 1, 2015, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard.

Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The evaluation of the amount of net deferred tax assets expected to be realized, and therefore the necessary amount of any valuation allowance to be attributed to those net assets requires management to forecast the amount of taxable income that will be generated in future years. In addition, because a substantial portion of the Company’s deferred tax assets consists of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately is realized.

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

Net Income

The Company reported net income of $5.9 million for the three months ended August 2, 2015 compared to $5.8 million for the three months ended August 3, 2014.

Six months ended August 2, 2015 compared to six months ended August 3, 2014

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

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands, except per share amounts)
Net income, as reported	$16,584	$15,408
Provision for deferred income taxes	9,878	9,388
Adjusted net income	$26,462	$24,796

Adjusted earnings per common share:
Basic	$0.40	$0.37
Diluted	$0.39	$0.36

Weighted average shares outstanding:
Basic	66,053	66,265
Diluted	67,971	69,236

Overview

Total revenues rose 7.3% to $259.8 million for the six months ended August 2, 2015 compared to $242.1 million for the six months ended August 3, 2014. Consolidated operating income increased to $28.0 million from $25.8 million, and consolidated net income was $16.6 million compared to $15.4 million for the six months ended August 2, 2015 and August 3, 2014, respectively.

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$174,834	$158,983
Domestic Franchise	7,645	6,795
International Franchise	14,042	14,115
KK Supply Chain:
Total revenues	126,986	119,815
Less - intersegment sales elimination	(63,697)	(57,612)
External KK Supply Chain revenues	63,289	62,203
Total revenues	$259,810	$242,096

Segment revenues as a percentage of total revenues:
Company Stores	67.3%	65.7%
Domestic Franchise	2.9	2.8
International Franchise	5.4	5.8
KK Supply Chain (external sales)	24.4	25.7
	100.0%	100.0%

Segment operating results:
Company Stores	$8,949	$6,579
Domestic Franchise	4,534	4,056
International Franchise	10,391	9,391
KK Supply Chain	21,093	21,140
Total segment operating income	44,967	41,166
General and administrative expenses	(14,272)	(13,784)
Corporate depreciation and amortization expense	(1,141)	(733)
Impairment charges and lease termination costs	(308)	(46)
Pre-opening costs related to Company Stores	(838)	(471)
Gains and (losses) on commodity derivatives, net	(394)	103
Gain on refranchisings, net of business acquisition charges	-	(431)
Consolidated operating income	28,014	25,804
Interest income	219	235
Interest expense	(764)	(305)
Equity in losses of equity method franchisees	-	(118)
Other non-operating income and (expense), net	273	320
Income before income taxes	27,742	25,936
Provision for income taxes	11,158	10,528
Consolidated net income	$16,584	$15,408

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

			Percentage of Total Revenues
	Six Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$86,759	$72,231	49.6%	45.4%
Fundraising sales	7,694	7,675	4.4	4.8
Total on-premises sales	94,453	79,906	54.0	50.3
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchant	48,601	48,103	27.8	30.3
Convenience store	28,298	28,993	16.2	18.2
Other consumer packaged goods	3,482	1,981	2.0	1.2
Total consumer packaged goods sales	80,381	79,077	46.0	49.7
Total revenues	174,834	158,983	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	63,401	59,149	36.3	37.2
Labor and benefits costs	55,909	51,085	32.0	32.1
Total cost of sales	119,310	110,234	68.2	69.3
Vehicle costs(1)	7,453	8,537	4.3	5.4
Occupancy(2)	5,981	5,223	3.4	3.3
Utilities expense	3,572	3,145	2.0	2.0
Other store operating expenses	10,417	8,603	6.0	5.4
Total store level costs	146,733	135,742	83.9	85.4
Company Stores contribution (3)	28,101	23,241	16.1	14.6
Marketing expense	3,172	2,767	1.8	1.7
Depreciation and amortization expense	6,430	5,041	3.7	3.2
Direct and indirect operating costs(4)	9,550	8,854	5.5	5.6
Segment operating income	$8,949	$6,579	5.1%	4.1%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. The Company believes that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions and allocated corporate overhead.

Sales at Company Stores increased 10.0% to $174.8 million in the first six months of fiscal 2016 from $159.0 million in the first six months of fiscal 2015. Company Stores contribution increased 20.9% to $28.1 million in the first six months of fiscal 2016 from $23.2 million in the first six months of fiscal 2015 and Company Stores contribution increased 1.5 percentage points.

A reconciliation of Company Stores segment sales from the six months ended August 3, 2014 to the six months ended August 2, 2015 follows:

		Consumer
		Packaged Goods -
	On-Premises	Wholesale	Total
	(In thousands)
Sales for the six months ended August 3, 2014	$79,906	$79,077	$158,983
Sales at closed stores	(793)	-	(793)
Fiscal 2015 sales at refranchised stores	(1,203)	-	(1,203)
Increase (decrease) in sales at established stores (open stores only)	1,008	(1,110)	(102)
Increase in sales related to stores opened in fiscal 2015 and 2016	11,443	-	11,443
Increase in sales related to stores acquired in fiscal 2015 and 2016	4,092	2,414	6,506
Sales for the six months ended August 2, 2015	$94,453	$80,381	$174,834

On-premises sales rose 18.2% to $94.5 million in the first six months of fiscal 2016. The increase in on-premises sales includes an increase in retail sales of 20.1% to $86.8 million in the first six months of fiscal 2016 compared to $72.2 million in the first six months of fiscal 2015. The growth in retail sales in the first six months of fiscal 2016 was principally due to a 16.4% increase in store operating weeks and a 3.3% increase in same store sales. The change in same store sales rose in the first six months of fiscal 2016 due to a 3.3% increase in the average guest check, which was driven primarily by management’s use of more strategic promotional incentives.

The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing both average guest check and customer traffic in its shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores business segment.

CPG sales

Sales to CPG accounts increased 1.6% to $80.4 million in the first six months of fiscal 2016.

Sales to grocers and mass merchants increased 1.0% to $48.6 million, reflecting a 2.2% increase in the average number of doors served partially offset by a 0.4% decrease in the average weekly sales per door. The increase in the average number of doors served in the grocery/mass merchant channel principally reflects an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015 and the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. The decline in the average weekly sales per door in the grocery/mass merchant channel was due to a decline in higher volume doors on a year-over-year basis. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 2.4% to $28.3 million, reflecting a 1.8% decrease in the average number of doors served and a 0.5% decrease in the average weekly sales per door. The decrease in the average number of doors served in the convenience stores channel in the first six months of fiscal 2016 reflects a reduction in the number of lower volume doors. This decrease was partially offset by an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015 and the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Company Stores contribution and costs and expenses

The increase in Company Stores contribution (a non-GAAP financial measure) in the first six months of fiscal 2016 of $4.9 million, or 20.9%, was driven by the 10.0% increase in revenues, partially offset by the 8.1% increase in store level costs.

Cost of food, beverage and packaging as a percentage of revenues decreased by 0.9 percentage points from the first six months of fiscal 2015 to 36.3% in the first six months of fiscal 2016. This improvement was principally due to a decrease in input costs and an increase in on-premises sales, which typically have lower food costs, compared to CPG sales, as a percentage of total revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the CPG distribution channel compared to the on-premises channel because average product selling prices generally are lower in the CPG distribution channel and because of the effect of returns in the CPG distribution channel.

Labor and benefits costs as a percentage of revenues decreased 0.1 percentage points from the first six months of fiscal 2015 to 32.0% in the first six months of fiscal 2016. An increase in shop labor as a percentage of revenue was fully offset by a decrease in delivery labor as a percentage of revenue. Additionally, benefits expense decreased as a result of lower health care costs in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 partially offset by an increase in workers’ compensation costs. The Company is self-insured for such costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of claims directly affect the Company’s results of operations. As a result of the Company’s periodic update of its actuarial valuation of workers’ compensation claims, the Company recorded a favorable adjustment relating to its workers’ compensation liability claims for prior policy years of approximately $630,000 in the second quarter of fiscal 2015. There was no adjustment related to workers’ compensation claims as a result of the Company’s periodic update of its actuarial valuation during the second quarter of fiscal 2016.

The Patient Protection and Affordable Care Act (the “Act”) requires large employers to offer health care benefits to all full-time employees, or face financial penalties, generally beginning in January 2015. To avoid these penalties, the health benefits must provide a specified “minimum value” and be “affordable,” each as defined in the Act. Largely as a result of modifications made to the Company’s plans, management anticipates that its health care costs in fiscal 2016 will be approximately $1.0 million higher compared to fiscal 2015.

Vehicle costs as a percentage of revenues decreased from 5.4% of revenues in the first six months of fiscal 2015 to 4.3% of revenues in the first six months of fiscal 2016, reflecting lower fuel costs, a reduction in mileage and a reduction in vehicle insurance costs. The Company is self-insured for vehicle claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. As a result of the Company’s periodic update of its actuarial valuation of vehicle claims, the Company recorded favorable adjustments relating to its vehicle liability claims for prior policy years of approximately $372,000 in the second quarter of fiscal 2016 compared to $90,000 in the second quarter of fiscal 2015.

Other store operating expenses increased to 6.0% of revenues in the first six months of fiscal 2016 from 5.4% of revenues in the first six months of fiscal 2015 principally due to an increase in equipment repairs and maintenance and an increase in other supplies and services costs.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Depreciation and amortization expense increased in the first six months of fiscal 2016 to 3.7% of revenues from 3.2% in the first six months of fiscal 2015 due to construction of new stores and store refurbishments at existing stores since the first six months of fiscal 2015.

Domestic Franchise

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Revenues:
Royalties	$6,577	$6,053
Development and franchise fees	425	295
Other	643	447
Total revenues	7,645	6,795

Operating expenses:
Segment operating expenses	2,728	2,444
Depreciation expense	33	95
Allocated corporate overhead	350	200
Total operating expenses	3,111	2,739
Segment operating income	$4,534	$4,056
Segment operating margin	59.3%	59.7%

Domestic Franchise revenues increased 12.5% to $7.6 million in the first six months of fiscal 2016. The increase reflects higher royalty revenues resulting from an increase in sales by domestic franchise stores from $172 million in the first six months of fiscal 2015 to $183 million in the first six months of fiscal 2016. Domestic Franchise same store sales rose 6.6% in the first six months of fiscal 2016. The increase in development and franchise fees in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 resulted from an increase in Domestic Franchise store openings. Additionally, more factory stores opened in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, which resulted in the recognition of higher franchise fees.

Other Domestic Franchise revenues include revenue from the licensing of certain Krispy Kreme trademarks to third parties for use in marketing Krispy Kreme branded beverages and rental income charged to franchisees for stores leased or subleased to franchisees. The Company first entered into such licensing agreements in fiscal 2014 and intends to expand licensing of its brand to additional products. Licensing revenue increased in the first six months of fiscal 2016 compared to the prior year, partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses increased in the first six months of fiscal 2016 to $2.7 million compared to $2.4 million in the first six months of fiscal 2015, principally reflecting higher costs associated with the continued execution of the Company’s domestic franchise expansion program.

Domestic franchisees opened nine stores and closed two stores in the first six months of fiscal 2016. As of August 2, 2015, development agreements for territories in the United States provide for the development of approximately 120 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Revenues:
Royalties	$13,246	$13,292
Development and franchise fees	796	823
Total revenues	14,042	14,115

Operating expenses:
Segment operating expenses	3,251	4,121
Depreciation expense	-	3
Allocated corporate overhead	400	600
Total operating expenses	3,651	4,724
Segment operating income	$10,391	$9,391
Segment operating margin	74.0%	66.5%

International Franchise revenues decreased slightly to $14.0 million in the first six months of fiscal 2016 from $14.1 million in the first six months of fiscal 2015.

International Franchise royalties decreased slightly to $13.2 million in the first six months of fiscal 2016 from $13.3 million the first six months of fiscal 2015 principally due to unfavorable foreign exchange rates. Sales by international franchise stores increased from $229 million in the first six months of fiscal 2015 to $239 million in the first six months of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $25.7 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, which adversely affected royalties by approximately $1.4 million. Excluding the effects of changes in foreign exchange rates, sales by international franchisees rose 15.7%. Additionally, the Company recognized royalty revenue of approximately $700,000 and $900,000 collected during the first six months of fiscal 2016 and 2015, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee. There is no prescribed repayment schedule for the remaining $1.2 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

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

Constant dollar same store sales in established markets rose 1.5% in the first six months of fiscal 2016 and fell 5.9% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 52% of aggregate constant dollar same store sales for the first six months of fiscal 2016. While the Company considers countries in which Krispy Kreme first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 721 international shops currently in operation that opened since the beginning of fiscal 2007, 305 shops are in these established markets.

International Franchise development and franchise fees were flat in the first six months of fiscal 2016 and fiscal 2015. Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased from $4.1 million in the first six months of fiscal 2015 to $3.3 million in the first six months of fiscal 2016 as a result of higher costs related to the transition of personnel in the first six months of fiscal 2015. Additionally, the first six months of fiscal 2016 reflects a net credit in bad debt expense of approximately $145,000, principally due to recoveries of amounts previously written off, compared to a charge of approximately $210,000 in the first six months of fiscal 2015. A net credit in bad debt expense should not be expected to recur frequently.

International franchisees opened 65 stores and closed 16 stores in the first six months of fiscal 2016. As of August 2, 2015, development agreements for territories outside the United States provide for the development of approximately 330 additional stores through fiscal 2021. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Six Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$45,046	$42,293	35.5%	35.3%
Other ingredients, packaging and supplies	74,073	70,519	58.3	58.9
Equipment	6,961	5,532	5.5	4.6
Freight revenue	906	1,471	0.7	1.2
Total revenues before intersegment sales elimination	126,986	119,815	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	90,338	84,093	71.1	70.2
Distribution costs	8,935	7,452	7.0	6.2
Other segment operating costs	5,557	6,196	4.4	5.2
Depreciation expense	463	334	0.4	0.3
Allocated corporate overhead	600	600	0.5	0.5
Total operating costs	105,893	98,675	83.4	82.4
Segment operating income	$21,093	$21,140	16.6%	17.6%

KK Supply Chain revenues before intersegment sales eliminations increased 6.0% to $127.0 million in the first six months of fiscal 2016 compared to $119.8 million in the first six months of fiscal 2015.

Sales of doughnut mixes increased 6.5% year-over-year in the first six months of fiscal 2016, due to higher unit volumes and slightly higher selling prices.

Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 5.0% year-over-year in the first six months of fiscal 2016 due to higher unit volumes partially offset by lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose at a faster rate than KK Supply Chain revenues did during the first six months of fiscal 2016 compared to the first six months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to CPG customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to CPG customers. This negatively impacted the growth rate within the KK Supply Chain business as compared to the overall system.

Equipment sales increased to $7.0 million in the first six months of fiscal 2016 from $5.5 million in the first six months of fiscal 2016 principally due to an increase in store openings.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but the Company’s objective is to keep gross profit on a per unit basis at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company-owned and franchise stores by adjusting such sales prices.

The increase in cost of goods produced and purchased as a percentage of sales in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 reflects, among other things, a decrease in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 74 stores and closed 18 stores in the first six months of fiscal 2016. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $3.7 million in the first six months of fiscal 2016 compared to $3.6 million in the first six months of fiscal 2015.

General and administrative expenses increased to $14.3 million in the first six months of fiscal 2016 from $13.8 million in the first six months of fiscal 2015 due to increased costs related to the implementation and on-going system support of a new ERP system and increased share-based compensation costs partially offset by lower professional and legal fees and lower healthcare costs. However, general and administrative expenses as a percentage of revenues decreased to 5.5% from 5.7%.

During the first quarter of fiscal 2016, the Company implemented an ERP software solution that included a new general ledger and accounting system. Total costs of the implementation and on-going system support were approximately $700,000 higher in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The Company expects general and administrative expenses related to the ERP implementation and support to approximate $2.0 million in the second half of fiscal 2016 for a total cost of $4.0 million in fiscal 2016.

General and administrative expenses also include an increase in share-based compensation costs of approximately $800,000 in the first six months of fiscal 2016 compared to the first six months of fiscal 2015, resulting, in part, from a change in the timing of granting equity awards from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016 and from an increase in the equity awards granted in the first half of fiscal 2016 compared to the first half of fiscal 2015.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $308,000 in the first six months of fiscal 2016 compared to $46,000 in the first six months of fiscal 2015.

	Six Months Ended
	August 2,	August 3,
	2015	2014
	(In thousands)
Impairment of long-lived assets	$343	$-
Lease termination costs	(35)	46
	$308	$46

The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the six months ended August 2, 2015, the Company recorded impairment charges related to long-lived assets for one Company Store that closed during the second quarter of fiscal 2016 to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the six months ended August 2, 2015, the Company recorded lease termination charges related to a store closure in the second quarter of fiscal 2016 and adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals totaling $71,000 offset by the reversal of previously recorded accrued rent of $110,000 related to the closed store.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $838,000 in the first six months of fiscal 2016 compared to $471,000 in first six months of fiscal 2015 as a result of the timing of store openings. The average pre-opening costs per store are approximately $150,000 to $200,000.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because the Company has not designated any of these instruments as hedges. The Company recorded net losses on commodity derivatives of $394,000 in the first six months of fiscal 2016 compared to net gains of $103,000 in the first six months of fiscal 2015. Gains and losses on commodity derivatives are comprised of the following:

	Six Months Ended August 2, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$778	$148	$926
Unrealized	(372)	(160)	(532)
(Gains) and losses on commodity derivatives, net	$406	$(12)	$394

	Six Months Ended August 3, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$(224)	$-	$(224)
Unrealized	121	-	121
(Gains) and losses on commodity derivatives, net	$(103)	$-	$(103)

Gain on refranchising, net of business acquisition charges

During the first six months of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The charges principally reflect a $343,000 settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee and transaction costs related to the acquisition of $88,000.

Interest Expense

Interest expense increased $459,000 in the first six months of fiscal 2016 to $764,000 from $305,000 in the first six months of fiscal 2015. This increase was due principally to interest expense related to leasing obligations that the Company entered into in fiscal 2015 and fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Equity in Losses of Equity Method Franchisees

The Company recorded equity in the losses of equity method franchisees of $118,000 in the first six months of fiscal 2015. This caption represents the Company’s share of operating results of equity method franchisees which develop and operate Krispy Kreme stores.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $265,000 and $320,000 in the first six months of fiscal 2016 and fiscal 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the first six months of fiscal 2016 was 40.2% compared to 40.6% for the first six months of fiscal 2015. Included in income tax expense for the first six months of fiscal 2016 is a net charge of approximately $467,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate announced by the state legislature during the quarter, as described in Note 10 to the consolidated financial statements appearing elsewhere herein. Additionally, the effective tax rate was reduced as a result of the benefit of specific incentive stock options being reclassified as non- qualified stock options and in adjustments to accruals for uncertain tax positions.

The portion of the income tax provision representing taxes estimated to be payable currently was $1.3 million and $1.1 million in the first six months of fiscal 2016 and fiscal 2015, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees to the Company. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

See “Results of Operations – Three months ended August 2, 2015 compared to three months ended August 3, 2014 – Provision for Income Taxes” above for further insight associated with management’s estimate of fiscal 2016 annual effective income tax rate; potential future period tax benefits; deferred tax assets and valuation allowances.

See “Results of Operations – Six months ended August 2, 2015 compared to six months ended August 3, 2014 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable.

While management believes its forecast of future pretax income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to its accounting for certain foreign tax credit carryforwards and the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

Net Income

The Company reported net income of $16.6 million for the six months ended August 2, 2015 compared to $15.4 million for the six months ended August 3, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2016 and fiscal 2015.

	Six Months Ended
	August 2, 2015	August 3, 2014
	(In thousands)
Net cash provided by operating activities	$35,438	$27,687
Net cash used for investing activities	(9,337)	(19,592)
Net cash used for financing activities	(32,967)	(28,163)
Net increase (decrease) in cash and cash equivalents	$(6,866)	$(20,068)

Cash Flows from Operating Activities

Cash provided by operating activities increased $7.8 million in the first six months of fiscal 2016 from the comparable fiscal 2015 period. The increase was driven by the continued growth of Company and franchise shops, which led to an increase in pretax income of approximately $1.8 million. Additionally, the increase in cash provided by operating activities was due to an increase in depreciation and amortization expense of approximately $1.9 million and share-based compensation of approximately $1.5 million, along with changes in working capital, partially offset by other non-cash adjustments.

Cash Flows from Investing Activities

Net cash used for investing activities was $9.3 million in the first six months of fiscal 2016 compared to $19.6 million in the first six months of fiscal 2015.

Cash used for capital expenditures decreased to $10.2 million in the first six months of fiscal 2016 from $13.1 million in the first six months of fiscal 2015. The components of capital expenditures were as follows:

	Six Months Ended
	August 2, 2015	August 3, 2014
	(In thousands)
New store construction	$6,872	$7,409
Store remodels and betterments	1,603	2,633
Capital leases on stores acquired	-	1,052
Other store equipment, including vehicles and technology	1,615	1,562
Mix manufacturing equipment and refurbishments	1,275	561
Corporate information technology	663	3,030
Other	420	388
Total capital expenditures	12,448	16,635
Assets acquired under leasing arrangements	(2,035)	(3,781)
Net change in unpaid capital expenditures included in accounts payable and accrued liabilities	(255)	209
Cash used for capital expenditures	$10,158	$13,063

The Company currently expects capital expenditures to range from $30 million to $40 million in fiscal 2016. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

In the first six months of fiscal 2016, the Company acquired a Krispy Kreme shop from its franchisee in Little Rock, Arkansas, in exchange for $312,000 cash as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

In the first six months of fiscal 2015, the Company acquired the business and operating assets of its franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops in exchange for $7.2 million cash, as more fully described in Note 13.

Cash Flows from Financing Activities

Net cash used for financing activities for the six months ended August 2, 2015 was $33.0 million. During the first six months ended August 2, 2015, the Company repurchased 1,885,106 shares of its common stock, pursuant to the Company’s Board of Directors authorized common stock repurchase plan more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein, for a total cost of $34.3 million. Repurchases of approximately $32.9 million were settled during the six months ended August 2, 2015. In addition to share repurchases made pursuant to the aforementioned repurchase plan, the Company repurchased $420,000 of common shares in the first six months of fiscal 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash. These amounts were partially offset by $519,000 of proceeds from the exercise of stock options.

Net cash used for financing activities for the six months ended August 3, 2014 was $28.2 million. During the first six months ended August 3, 2014, the Company repurchased 1,840,300 shares under the Board authorization, for a total cost of $32.4 million. Repurchases of approximately $34.6 million were settled during the first six months ended August 3, 2014. This amount was partially offset by $6.7 million of proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 2, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of August 2, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 2, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Pending Matters

Except as disclosed below, the Company currently is not a party to any material legal proceedings.

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against the Company, its franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that the Company and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. The Company therefore does not know the amount or range of possible loss related to this matter. The Company believes that these allegations are false and intends to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs noticed an appeal of that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. The Company moved for summary judgment on May 7, 2015 and is awaiting a decision by the Superior Court.

Item 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in the 2015 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities in the quarter ended August 2, 2015.

Issuer Purchases Of Equity Securities

Period	Total Number of Shares (or units) Purchased (a)(1)	Average Price Paid per Share (or unit) (b)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
May 4, 2015 through May 31, 2015	655,000	$17.46	655,000	$74,570,097
June 1, 2015 through June 28, 2015	353,018	17.79	344,627	68,432,524
June 29, 2015 through August 2, 2015	498,496	18.84	494,169	59,121,787
Total	1,506,514	$17.99	1,493,796

(1)	On July 15, 2013, the Company announced that the Board of Directors had authorized the repurchase of up to $50 million of the Company's common stock. Subsequently, the Board of Directors increased such authorization on March 12, 2014, September 17, 2014 and on June 16, 2015, such that it now totals $155 million. The authorization has no expiration date. Through August 2, 2015, the Company repurchased 5,307,149 shares under the authorization at an average price of $18.07 per share, for a total cost of $95.9 million. During the three months ended August 2, 2015, the Company repurchased 1,493,796 shares under the authorization at an average price of $18.00 per share, for a total cost of $26.9 million. During the six months ended August 2, 2015, the Company repurchased 1,885,106 shares under the authorization at an average price of $18.20 per share, for a total cost of $34.3 million. Repurchases of approximately $32.9 million were settled during the six months ended August 2, 2015. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase. Additionally, the Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. During the three months ended August 2, 2015, the Company repurchased 12,718 shares to satisfy obligations to reimburse the Company at an average price of $17.63 per share, for a total cost of $223,000. During the six months ended August 2, 2015, the Company repurchased 23,607 to satisfy obligations to reimburse the Company at an average price of $17.84 per share, for a total cost of $420,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 60 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: September 11, 2015	By:	/s/ G. Price Cooper, IV
	Name:	G. Price Cooper, IV
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	*	—	Restated Articles of Incorporation of the Registrant, as amended through June 18, 2015

3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended August 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and six months ended August 2, 2015, and August 3, 2014; (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended August 2, 2015 and August 3, 2014; (iii) the Consolidated Balance Sheet as of August 2, 2015 and February 1, 2015; (iv) the Consolidated Statement of Cash Flows for the six months ended August 2, 2015 and August 3, 2014; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended August 2, 2015 and August 3, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements

*	Filed herewith

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.