Form 10-Q
period 2015-11-01
KRISPY KREME DOUGHNUTS INC
filed 2015-12-11
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2015
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

Number of shares of Common Stock, no par value, outstanding as of November 27, 2015: 63,033,882.

As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “KKDI,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2016 and fiscal 2015 mean the fiscal years ending January 31, 2016 and February 1, 2015, respectively.

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

We believe the assumptions underlying any forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in or implied by the forward-looking statements. In addition to the risks of ordinary business operations, and those discussed or described in this report or in information incorporated by reference into this report, factors and risks that may result in actual results differing from this forward-looking information include, but are not limited to, those contained in Krispy Kreme’s periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”), including under Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2015 (the “2015 Form 10-K”) which is incorporated herein by this reference, or, from time to time, in our filings with the SEC, press releases and other communications.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

Page
Index to Financial Statements

Consolidated statement of income for the three and nine months ended November 1, 2015 and November 2, 2014	5
Consolidated balance sheet as of November 1, 2015 and February 1, 2015	6
Consolidated statement of cash flows for the nine months ended November 1, 2015 and November 2, 2014	7
Consolidated statement of changes in shareholders’ equity for the nine months ended November 1, 2015 and
November 2, 2014	8
Notes to financial statements	9

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$128,544	$122,871	$388,354	$364,967
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	102,924	101,067	310,841	296,524
General and administrative expenses	6,796	5,553	21,068	19,337
Depreciation and amortization expense	4,056	3,280	12,123	9,486
Impairment charges and lease termination costs	(22)	4	286	50
Pre-opening costs related to Company Stores	923	702	1,761	1,173
(Gains) and losses on commodity derivatives, net	506	681	900	578
(Gain) on refranchisings, net of business acquisition charges	-	(1,285)	-	(854)
Operating income	13,361	12,869	41,375	38,673
Interest income	68	62	287	297
Interest expense	(437)	(230)	(1,201)	(535)
Equity in losses of equity method franchisees	-	(53)	-	(171)
Other non-operating income and (expense), net	140	91	413	411
Income before income taxes	13,132	12,739	40,874	38,675
Provision for income taxes	5,564	4,633	16,722	15,161
Net income	$7,568	$8,106	$24,152	$23,514

Earnings per common share:
Basic	$0.12	$0.12	$0.37	$0.35
Diluted	$0.11	$0.12	$0.36	$0.34

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	November 1,	February 1,
	2015	2015
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,269	$50,971
Receivables, net	31,128	27,799
Receivables from equity method franchisees	918	782
Inventories	19,324	18,194
Deferred income taxes	23,041	23,245
Other current assets	5,518	6,856
Total current assets	117,198	127,847
Property and equipment	126,552	115,758
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	29,649	30,070
Deferred income taxes	53,788	68,278
Other assets	10,306	10,760
Total assets	$337,493	$352,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$346	$333
Accounts payable	20,734	17,095
Accrued liabilities	32,118	32,530
Total current liabilities	53,198	49,958
Lease obligations, less current portion	11,262	9,354
Other long-term obligations and deferred credits	25,478	25,615

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; 63,034 shares and 64,926 shares
outstanding, respectively	266,385	310,768
Accumulated deficit	(18,830)	(42,982)
Total shareholders’ equity	247,555	267,786
Total liabilities and shareholders’ equity	$337,493	$352,713

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,152	$23,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,123	9,486
Deferred income taxes	14,694	13,381
Impairment charges	343	-
Accrued rent expense	490	597
Loss on disposal of property and equipment	105	212
(Gain) on refranchising	-	(1,247)
Share-based compensation	5,018	3,397
Provision for doubtful accounts	(98)	5
Amortization of deferred financing costs	81	81
Equity in losses of equity method franchisees	-	171
Unrealized (gains) losses on commodity derivative positions	(1,811)	593
Other	40	14
Change in assets and liabilities:
Receivables	(4,365)	(4,156)
Inventories	(1,103)	(312)
Other current and non-current assets	1,634	(2,366)
Accounts payable and accrued liabilities	4,606	1,967
Other long-term obligations and deferred credits	(503)	381
Net cash provided by operating activities	55,406	45,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,397)	(21,254)
Proceeds from disposals of property and equipment	279	2,222
Acquisition of stores from franchisees	(312)	(7,152)
Proceeds from refranchising	-	1,847
Other investing activities	974	584
Net cash used for investing activities	(19,456)	(23,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of lease obligations	(251)	(296)
Proceeds from exercise of stock options	1,933	9,921
Repurchase of common shares	(51,334)	(42,867)
Net cash used for financing activities	(49,652)	(33,242)
Net decrease in cash and cash equivalents	(13,702)	(11,277)
Cash and cash equivalents at beginning of period	50,971	55,748
Cash and cash equivalents at end of period	$37,269	$44,471
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$2,132	$6,919

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common
	Shares	Common	Accumulated
	Outstanding	Stock	Deficit	Total
	(In thousands)
Balance at February 1, 2015	64,926	$310,768	$(42,982)	$267,786
Comprehensive income for the nine months
ended November 1, 2015	-	-	24,152	24,152
Exercise of stock options	349	1,933	-	1,933
Share-based compensation	615	5,018	-	5,018
Repurchase of common shares	(2,856)	(51,334)	-	(51,334)
Balance at November 1, 2015	63,034	$266,385	$(18,830)	$247,555

Balance at February 2, 2014	64,940	$338,135	$(73,042)	$265,093
Comprehensive income for the nine months
ended November 2, 2014	-	-	23,514	23,514
Exercise of stock options	1,866	9,921	-	9,921
Share-based compensation	305	3,397	-	3,397
Repurchase of common shares	(2,340)	(41,022)	-	(41,022)
Balance at November 2, 2014	64,771	$310,431	$(49,528)	$260,903

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Accounting Policies

Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complementary products through Company-owned stores. The Company also licenses the Krispy Kreme business model and certain of its intellectual property to franchisees in the United States and over 20 other countries around the world, and derives revenue from franchise and development fees and royalties from those franchisees. Additionally, the Company sells doughnut mixes, other ingredients and supplies, and doughnut-making equipment to franchisees.

Significant Accounting Policies

BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with the Company’s 2015 Form 10-K. The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the 2015 Form 10-K, but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The consolidated balance sheet data as of February 1, 2015 was derived from the Company’s audited financial statements.

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Numerator: net income	$7,568	$8,106	$24,152	$23,514
Denominator:
Basic earnings per share - weighted average shares outstanding	64,373	66,407	65,493	66,313
Effect of dilutive securities:
Stock options	1,365	1,780	1,518	2,161
Restricted stock units	213	467	287	568
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	65,951	68,654	67,298	69,042

The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year to date.

Stock options with respect to 370,000 and 324,000 shares for the three months ended November 1, 2015 and November 2, 2014, respectively, and 404,000 and 100,000 unvested restricted stock units for the three months ended November 1, 2015 and November 2, 2014, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Stock options with respect to 319,000 and 264,000 shares for the nine months ended November 1, 2015 and November 2, 2014, respectively, and 263,000 and 70,000 unvested restricted stock units for the nine months ended November 1, 2015 and November 2, 2014, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standard Update ("ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, to clarify the principles used to recognize revenue for all entities. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 with early adoption permitted as of the original effective date. The Company will evaluate the effects, if any, of adoption of this guidance on the Company’s consolidated financial statements.

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

The Domestic Franchise and International Franchise segments consist of the Company’s franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to the Company in return for the use of the Krispy Kreme trademark and ongoing brand and operational support. Revenues and costs related to licensing certain Company-owned trademarks to domestic third parties other than franchisees also are included in the Domestic Franchise segment. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, and to support franchisee operations and marketing efforts, as well as allocated corporate costs.

The majority of the ingredients and materials used by Company stores are purchased from the KK Supply Chain segment, which supplies doughnut mix, other ingredients and supplies, and doughnut-making equipment to both Company and franchisee-owned stores. All intercompany sales by the KK Supply Chain segment to the Company Stores segment are at prices intended to reflect an arms-length transfer price and are eliminated in consolidation. Operating income for the Company Stores segment does not include any profit earned by the KK Supply Chain segment on sales of doughnut mix and other items to the Company Stores segment; such profit is included in KK Supply Chain operating income.

The following table presents the results of operations of the Company’s operating segments for the three and nine months ended November 1, 2015 and November 2, 2014. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization expense, impairment charges and lease termination costs, pre-opening costs related to Company Stores, gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Company Stores	$87,354	$82,579	$262,188	$241,562
Domestic Franchise	3,651	3,274	11,296	10,069
International Franchise	6,323	6,852	20,365	20,967
KK Supply Chain:
Total revenues	63,359	61,581	190,345	181,396
Less – intersegment sales elimination	(32,143)	(31,415)	(95,840)	(89,027)
External KK Supply Chain revenues	31,216	30,166	94,505	92,369
Total revenues	$128,544	$122,871	$388,354	$364,967

Operating income:
Company Stores	$4,149	$1,688	$13,098	$8,267
Domestic Franchise	1,962	1,951	6,496	6,007
International Franchise	4,534	5,048	14,925	14,439
KK Supply Chain	11,502	10,210	32,595	31,350
Total segment operating income	22,147	18,897	67,114	60,063
General and administrative expenses	(6,796)	(5,553)	(21,068)	(19,337)
Corporate depreciation and amortization expense	(583)	(373)	(1,724)	(1,106)
Impairment charges and lease termination costs	22	(4)	(286)	(50)
Pre-opening costs related to Company Stores	(923)	(702)	(1,761)	(1,173)
Gains and (losses) on commodity derivatives, net	(506)	(681)	(900)	(578)
Gain on refranchisings, net of business acquisition charges	-	1,285	-	854
Consolidated operating income	$13,361	$12,869	$41,375	$38,673

Depreciation and amortization expense:
Company Stores	$3,190	2,711	9,620	$7,752
Domestic Franchise	16	26	49	121
International Franchise	-	1	-	4
KK Supply Chain	267	169	730	503
Corporate	583	373	1,724	1,106
Total depreciation and amortization expense	$4,056	$3,280	$12,123	$9,486

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 3 — Receivables

The components of receivables are as follows:

	November 1,	February 1,
	2015	2015
	(In thousands)
Receivables:
Consumer packaged goods - wholesale customers	$10,814	$9,557
Unaffiliated franchisees	14,973	12,743
Third-party distributors	3,418	4,075
Other receivables	1,063	867
Current portion of notes receivable from franchisees	1,156	1,052
	31,424	28,294
Less — allowance for doubtful accounts:
Consumer packaged goods - wholesale customers	(131)	(204)
Unaffiliated franchisees	(165)	(291)
	(296)	(495)
	$31,128	$27,799

Receivables from equity method franchisees (Note 5):
Trade	$918	$782

The changes in the allowance for doubtful accounts are summarized as follows:

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$495	$241
Provision for doubtful accounts	(136)	102
Net recoveries (chargeoffs)	(63)	11
Balance at end of period	$296	$354

The Company also has notes receivable from franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	November 1,	February 1,
	2015	2015
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$4,602	$4,534
Less — portion due within one year included in receivables	(1,156)	(1,052)
	$3,446	$3,482

Notes receivable at November 1, 2015 and February 1, 2015 consist principally of amounts payable to the Company related to a refranchising transaction, to the sale of certain leasehold interests to a franchisee and to sales of equipment.

In addition to the foregoing notes receivable, the Company had promissory notes totaling approximately $1.2 million at November 1, 2015 and $1.9 million at February 1, 2015 representing principally royalties and fees due to the Company which, as a result of doubt about their collection, the Company has not yet recorded as revenues. The Company collected approximately $700,000 and $900,000 during the nine months ended November 1, 2015 and November 2, 2014, respectively, related to these promissory notes and recorded such collections in revenues as received.

Finally, the Company has a promissory note receivable from Krispy Kreme of South Florida, LLC (“KKSF”) totaling approximately $590,000 at November 1, 2015 and $1.0 million at February 1, 2015 arising from the Company’s advance to KKSF of approximately $1.6 million in November 2013 to enable KKSF to retire certain indebtedness with respect to which KKSF had been in default since October 2009 and payment of which was demanded by the lender in October 2013. The lender also made demand on the Company to perform under its guarantee of such indebtedness. Because of the uncertainty of recovery of amounts advanced to KKSF, the note receivable is not reflected as an asset in the accompanying consolidated balance sheet at November 1, 2015 or February 1, 2015. The Company is recording payments on the note as they are received from KKSF, and reflecting such amounts as a component of other non-operating income. Such collections were approximately $130,000 and $100,000 in the three months ended November 1, 2015 and November 2, 2014, respectively, and $390,000 and $420,000 in the nine months ended November 1, 2015 and November 2, 2014, respectively.

Note 4 — Inventories

The components of inventories are as follows:

	November 1,	February 1,
	2015	2015
	(In thousands)
Raw materials	$7,658	$6,779
Work in progress	71	115
Finished goods and purchased merchandise	11,595	11,300
	$19,324	$18,194

Note 5 — Investments in Franchisees

As of November 1, 2015, the Company had an ownership interest in three franchisees, the aggregate carrying value of which was zero. The Company’s financial exposures related to franchisees in which the Company has an investment are summarized in the tables below.

	November 1, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$391
Kremeworks Canada, LP	24.5%	667	42
Krispy Kreme of South Florida, LLC	35.3%	-	485
		1,567	918
Less: reserves and allowances		(1,567)	-
		$-	$918

	February 1, 2015
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$353
Kremeworks Canada, LP	24.5%	667	30
Krispy Kreme of South Florida, LLC	35.3%	-	399
		1,567	782
Less: reserves and allowances		(1,567)	-
		$-	$782

The carrying values of the Company’s investments and advances in Kremeworks, LLC (“Kremeworks”) and Kremeworks Canada, LP (“Kremeworks Canada”) were zero at November 1, 2015 and February 1, 2015. In addition, the Company had reserved all of the balance of its advances to Kremeworks and Kremeworks Canada at such dates; accrued but uncollected interest on such advances of approximately $370,000 at November 1, 2015 had not been reflected in income at such date.

Note 6 — Credit Facility and Lease Obligations

Lease obligations consist of the following:

	November 1,	February 1,
	2015	2015
	(In thousands)
Capital lease obligations	$2,793	$2,940
Financing obligations	8,815	6,747
	11,608	9,687
Less: current portion	(346)	(333)
	$11,262	$9,354

Lease Obligations

The Company acquires equipment and facilities under capital and operating leases and build-to-suit arrangements. In certain build-to-suit leasing arrangements, the Company incurs hard costs related to the construction of leased stores and is therefore deemed the owner of the leased stores for accounting purposes during the construction period. The Company records the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the leased store, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. These leasing arrangements do not qualify for sale-leaseback treatment and, accordingly, the Company records the transactions as financing obligations. A portion of the lease payments is allocated to land and is classified as an operating lease. The remainder of the lease payments is allocated between interest expense and amortization of the financing obligations. The assets are depreciated over their estimated useful lives. At the end of the lease term, the carrying value of the leased asset and the remaining financing obligation are expected to be equal, at which time the Company may either surrender the leased assets as settlement of the remaining financing obligation or enter into a new arrangement for the continued use of the asset.

2013 Revolving Credit Facility

On July 12, 2013, the Company entered into a $40 million revolving secured credit facility (the “2013 Facility”) which matures in July 2018. The 2013 Facility is secured by a first lien on substantially all of the personal property assets of the Company and certain of its domestic subsidiaries. No borrowings were made on the 2013 Facility on the closing date.

Interest on borrowings under the 2013 Facility is payable either at the London Interbank Offered Rate (“LIBOR”) or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on the Company’s leverage ratio. As of November 1, 2015, the Applicable Percentage was 1.25%.

The 2013 Facility contains provisions which permit the Company to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At November 1, 2015, the Company had approximately $10.2 million of letters of credits outstanding, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance programs.

The Company is required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Revolving Credit Facility lending commitment, ranging from 0.15% to 0.35%, depending on the Company’s leverage ratio. As of November 1, 2015, the fee on the unused portion of the 2013 Revolving Credit Facility was 0.15%.

The 2013 Facility requires the Company to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0. As of November 1, 2015, the Company’s leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.6 to 1.0.

The operation of the restrictive financial covenants described above may limit the amount the Company may borrow under the 2013 Facility. The restrictive covenants did not limit the Company’s ability to borrow the full $29.8 million of available credit under the 2013 Revolving Credit Agreement as of November 1, 2015.

The 2013 Facility also contains covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; certain sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2013 Facility also prohibits the transfer of cash or other assets to the Parent Company (as defined in the 2013 Facility), whether by dividend, loan or otherwise, but provides for exceptions to enable the Parent Company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of the Company’s common stock and stock redemptions and repurchases, to the extent permitted by the 2013 Facility.

The 2013 Facility also contains customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

Borrowings and issuances of letters of credit under the 2013 Facility are subject to the satisfaction of usual and customary conditions, including the accuracy of representations and warranties and the absence of defaults.

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

Other Commitments and Contingencies

The Company’s primary bank had issued letters of credit on behalf of the Company totaling $10.2 million at November 1, 2015, substantially all of which secure the Company’s reimbursement obligations to insurers under the Company’s self-insurance arrangements.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

The Company measures and recognizes compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period.

The aggregate cost of SBP awards charged to earnings for the three and nine months ended November 1, 2015 and November 2, 2014 is set forth in the following table. The Company did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Costs charged to earnings related to:
Stock options	$271	$324	$889	$885
Restricted stock units	1,085	866	4,129	2,512
Total costs	$1,356	$1,190	$5,018	$3,397

Costs included in:
Direct operating expenses	$579	$561	$2,374	$1,724
General and administrative expenses	777	629	2,644	1,673
Total costs	$1,356	$1,190	$5,018	$3,397

Repurchases of Common Stock

In fiscal 2014, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company's common stock and subsequently increased such authorization three times, the most recent being in June 2015, such that the authorization now totals $155 million. The authorization has no expiration date.

Through November 1, 2015, the Company repurchased 6,197,099 shares under the authorization at an average price of $18.00 per share, for a total cost of $111.6 million. Repurchases of approximately $50.0 million and $41.4 million were settled during the nine months ended November 1, 2015 and November 2, 2014, respectively. As of November 1, 2015, approximately $43.4 million remained available under the $155 million share repurchase authorization.

The Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash.

The following table summarizes repurchases of common stock for the three and nine months ended November 1, 2015 and November 2, 2014.

	Three Months Ended
	November 1,		November 2,
	2015		2014
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	890	$15,689	397	$6,786
Shares surrendered in reimbursement for withholding taxes	57	914	82	1,463
	947	$16,603	479	$8,249

	Nine Months Ended
	November 1,		November 2,
	2015		2014
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	2,775	$50,000	2,237	$39,225
Shares surrendered in reimbursement for withholding taxes	81	1,334	103	1,797
	2,856	$51,334	2,340	$41,022

Note 9 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Impairment of long-lived assets	$-	$-	$343	$-
Lease termination costs:
Provision for lease termination costs	28	4	103	52
Less - reversal of previously recorded accrued rent expense	(50)	-	(160)	(2)
Net provision	(22)	4	(57)	50
Total impairment charges and lease termination costs	$(22)	$4	$286	$50

The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, unfavorable observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. During the nine months ended November 1, 2015, the Company recorded impairment charges related to long-lived assets for one Company store that closed during the second quarter of fiscal 2016 to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal and are included in other current assets as assets held for sale.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities is estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the nine months ended November 1, 2015, the Company recorded lease termination costs related to a store closed during the second quarter of fiscal 2016.

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$121	$176	$116	$178
Provision for lease termination costs:
Provisions associated with leased properties, net of estimated
sublease rentals	-	-	57	44
Adjustments to previously recorded provisions resulting from settlements with lessors and adjustments of previous
estimates	26	(1)	39	(6)
Accretion of discount	2	5	7	14
Total provision	28	4	103	52
Payments on unexpired leases, including settlements with
lessors	(62)	(34)	(132)	(84)
Balance at end of period	$87	$146	$87	$146

Note 10 — Income Taxes

The Company's effective income tax rate was 42.4% and 40.9% for the three and nine months ended November 1, 2015, respectively, compared to an effective income tax rate of 36.4% and 39.2% for the three and nine months ended November 2, 2014, respectively.

In the third quarter of fiscal 2016, the North Carolina (“NC”) state legislature passed legislation to phase in single sales factor apportionment over the next few years. Given the Company has a significant presence in NC, this change significantly lowers the income apportioned to NC. The lower apportionment to NC results in a lower effective tax rate for both NC and the overall effective tax rate. As a result, the Company reduced the value of its deferred tax assets, principally attributable to state net operating loss (“NOL”) carryforwards, by $291,000 and this amount was charged to income tax expense during the third quarter of fiscal 2016 which resulted in an increase in the effective income tax rate in the three and nine months ended November 1, 2015.

In the second quarter of fiscal 2016, the NC state legislature announced it surpassed its revenue estimates and these increased tax revenues triggered an automatic reduction to the state corporate income tax rate, which caused the Company to revalue its deferred income tax assets to reflect the lower corporate income tax rate. The net effect of the NC tax rate reduction and associated revaluation of the Company’s deferred tax assets, principally attributable to state NOL carryforwards, resulted in the reduction in net deferred tax assets of $467,000; such amount was included in income tax expense for the second quarter of fiscal 2016 and resulted in an increase in the effective income tax rate in the nine months ended November 1, 2015.

In the third quarter of fiscal 2015, the Company recognized additional deferred income tax assets related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years. These changes increased the Company’s deferred income tax assets by $206,000 and decreased the valuation allowance on deferred tax assets by $109,000. Accordingly, the Company’s aggregate net deferred tax assets increased and deferred income tax expense decreased by $315,000.

The Company has established a valuation allowance of $2.5 million at November 1, 2015 and $2.6 million at February 1, 2015 that represents the portion of the Company’s deferred tax assets management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of the Company’s operations has decreased. In such states, the Company’s ability to realize the net operating loss carryforwards is adversely affected because the Company is expected to have little income earned in or apportioned to those states in the future.

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

The Company’s financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable and accrued liabilities and are reflected in the consolidated financial statements at cost which approximates fair value for these items due to their short term nature. We believe the fair value determination of these short-term financial instruments is a Level 1 measure.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 1, 2015 and February 1, 2015.

	November 1, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,291	$-	$-

	February 1, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,496	$-	$-
Liabilities:
Agricultural commodity futures contracts	$874	$-	$-
Gasoline commodity futures contracts	937	-	-
Total liabilities	$1,811	$-	$-

(1) There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three and nine months ended November 1, 2015 or during the year ended February 1, 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the nonrecurring fair value measurements recorded during the nine months ended November 1, 2015. There were no material nonrecurring fair value measurements recorded during the three months ended November 1, 2015 or the three and nine months ended November 2, 2014.

	Nine Months Ended November 1, 2015
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$94	$-	$(343)

Long-Lived Assets

During the nine months ended November 1, 2015, long-lived assets having an aggregate carrying value of $437,000 were written down to their estimated fair values of $94,000, resulting in recorded impairment charges of $343,000. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal and are included in other current assets as assets held for sale. These inputs are classified as Level 2 within the valuation hierarchy. There were no other material nonrecurring fair value measurements recorded during the nine months ended November 1, 2015.

Note 12 — Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is commodity price risk. The Company does not hold or issue derivative instruments for trading purposes. Additional disclosure about the fair value of derivative instruments is included in Note 11.

Commodity Price Risk

The Company is exposed to the effects of commodity price fluctuations in the cost of ingredients of its products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time the Company purchases exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of its products or which are components of such ingredients, including wheat and soybean oil. The Company is also exposed to the effects of commodity price fluctuations in the cost of gasoline used by its delivery vehicles. To mitigate the risk of fluctuations in the price of its gasoline purchases, the Company may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because the Company has not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. The Company had no commodity derivative contracts outstanding as of November 1, 2015.

Interest Rate Risk

The Company is exposed to market risk from increases in interest rates on any borrowings outstanding under its 2013 Facility. As of November 1, 2015, there were no borrowings outstanding under the facility.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of November 1, 2015 and February 1, 2015:

		Liability Derivatives
		Fair Value
		November 1,	February 1,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2015	2015
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$-	$874
Gasoline commodity futures contracts	Accrued liabilities	-	937
Total		$-	$1,811

The effects of derivative instruments on the consolidated statement of income for the three and nine months ended November 1, 2015 and November 2, 2014 were as follows:

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Three Months Ended
		November 1,	November 2,
Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain or (Loss) Recognized in Income	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(255)	$(681)
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	(251)	-
Total		$(506)	$(681)

		Amount of Derivative Gain or (Loss)
		Recognized in Income
		Nine Months Ended
		November 1,	November 2,
Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain or (Loss) Recognized in Income	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(661)	$(578)
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	(239)	-
Total		$(900)	$(578)

Note 13 — Acquisitions and Divestitures

Acquisition of Krispy Kreme Shops

On April 23, 2015, the Company entered into several legal arrangements with a franchisee, which included an asset purchase agreement and management agreement, whereby the Company agreed to operate the franchisee’s Krispy Kreme shop in Little Rock, Arkansas as a Company store. The Company paid $312,000 in cash for specific assets of the Krispy Kreme shop and has accounted for the transaction as the acquisition of a business. The acquired shop had fiscal 2015 sales of approximately $2.7 million. The allocation of the purchase price was as follows: $252,000 to property and equipment, $27,000 to inventory, $137,000 to reacquired franchise rights and $104,000 to a liability, related to a lease that included an unfavorable term compared to the market, which will be amortized over the remaining life of the lease agreement. The Company’s results of operations, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of the current and prior year periods, are not materially different from the Company’s historical results of operations and, accordingly, have been omitted. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to the Company’s consolidated financial statements.

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

In July 2013, the Company refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7.0 million in fiscal 2013, of which approximately 45% represented wholesale sales. The franchise agreements with the new franchisee do not include wholesale sales rights. The Company realized a gain of $876,000 on the refranchising transaction in the second quarter of fiscal 2014. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where the Company was relieved of the primary lease obligation. The Company owned the property on which the other two stores were located and leased those stores to the franchisee. In October 2014, the franchisee purchased from the Company the two stores it had previously leased for $2.1 million cash, which approximated the properties’ aggregate carrying value.

Note 14 — Subsequent Events

Subsequent to the end of the third quarter of fiscal 2016, the Company recognized a gain of approximately $660,000, net of fees incurred, related to the settlement of a previously asserted claim. The claim pertained to compensation for the Company’s lost operating income arising from the 2010 Deepwater Horizon oil spill in the Gulf of Mexico and was awarded by the claims administrator pursuant to the settlement agreement reached in litigation regarding that event.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Executive Summary

Krispy Kreme Doughnuts, Inc. is a leading branded retailer and wholesaler of high quality doughnuts, coffee and other complementary beverages and treats and packaged sweets. Since 1937, our principal business has been owning and franchising Krispy Kreme stores that sell our products in both domestic and international markets. We believe that the one-of-a-kind taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers.

We are focused on several key strategic initiatives, including:

●	accelerating global growth
●	improving store profitability
●	maximizing brand awareness
●	leveraging technology
●	returning capital to shareholders

Accelerating global growth. We continued to accelerate our global growth in the third quarter by adding 39 net shops worldwide and have expanded our total store base by over 17% year over year. We remain on target to open over 130 net new shops worldwide in fiscal 2016. As of November 1, 2015, we have development agreements for 120 domestic franchise shops and 360 international franchise shops to be developed through fiscal 2022.

Improving store profitability. We continue to focus on driving same store sales through the appropriate balance of promotional incentives to improve traffic and margin. We continue evolving and improving our small retail store economic model with a focus on revenues, margins and investment costs. We believe the improvement in this model will help drive domestic expansion for both Company shops and franchisees.

Maximizing brand awareness. We are focused on opportunities to leverage the iconic Krispy Kreme brand. During the third quarter of fiscal 2016, we announced a licensing agreement with the Army & Air Force Exchange Service which will provide Krispy Kreme products to U.S. troops and families at military bases throughout Europe. In addition, we began selling Krispy Kreme gift cards in third-party retail stores during the quarter.

Leveraging technology. We continued to make progress in our launch of a Krispy Kreme loyalty program and anticipate having it rolled out to all domestic locations by the end of fiscal 2016. We believe this will provide a powerful tool to gather guest information and help drive sales growth.

Returning capital to shareholders. In fiscal 2014, our Board of Directors approved a share repurchase program. During the third quarter of fiscal 2016, we purchased 889,950 shares. Since the plan was approved, we have purchased 6,197,099 shares of common stock at an average price of $18.00 per share, for a total cost of $111.6 million. The share repurchase plan has no expiration date and $43.4 million remains available for future share repurchases.

Financial Highlights

During the third quarter of fiscal 2016, our total revenues increased 4.6% to $128.5 million from $122.9 million during the same period last year. Our systemwide domestic same store sales rose 3.4%, including 2.8% at Company stores. Our International Franchise same store sales declined 3.7% on a constant currency basis.

Net income for the third quarter of fiscal 2016 was $7.6 million, or $0.11 per share, compared to $8.1 million, or $0.12 per share in the third quarter of fiscal 2015. Adjusted earnings per share improved to $0.19 per share from $0.18 per share in the prior year. See discussion of “Non-GAAP Measures” below.

We continued to generate significant free cash flow during the third quarter of fiscal 2016 as cash flow from operations totaled $20.0 million and capital expenditures totaled $10.2 million. As previously noted, we intend to use our free cash flow for share repurchases to return capital to our shareholders and to offset dilution from our equity compensation programs.

Total revenues for the first nine months of fiscal 2016 increased 6.4% to $388.4 million from $365.0 million. Systemwide domestic same store sales rose 4.7%, including 3.1% at Company stores. Our International Franchise same store sales declined 2.7% on a constant currency basis.

Year-to-date net income grew to $24.2 million, or $0.36 per share, compared to $23.5 million, or $0.34 per share in the prior year. Adjusted net income improved to $38.8 million compared to $36.9 million and adjusted earnings per share rose 9.4% to $0.58 per share from $0.53 per share in the prior year. We generated operating cash flow of $55.4 million for the first nine months of fiscal 2016 compared to $45.7 million in the first nine months of fiscal 2015.

Fiscal 2016 Outlook

For the remainder of fiscal 2016, we believe we will continue to achieve positive domestic same store sales growth and benefit from reductions in agricultural commodity and fuel costs compared to fiscal 2015. We anticipate that our International Franchise royalties and segment operating income will continue to be negatively impacted by a stronger U.S. dollar relative to the currencies in our foreign markets. During the fourth quarter of fiscal 2016, we will record a gain of $660,000, net of fees incurred, from the settlement of a claim for lost income related to the 2010 Deepwater Horizon oil spill.

We anticipate continuing our store growth with an additional 30 to 40 shops worldwide in the fourth quarter of fiscal 2016. We also expect to generate significant free cash flow to fund continued growth and possible share repurchases.

Results of Operations

The following table sets forth operating metrics for the three and nine months ended November 1, 2015 and November 2, 2014.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
Change in Same Store Sales (retail sales only):
Company stores	2.8%	3.8%	3.1%	1.0%
Domestic Franchise stores	3.8%	3.4%	5.7%	3.7%
International Franchise stores	(13.7)%	(4.1)%	(11.8)%	(3.3)%
International Franchise stores, in constant dollars(1)	(3.7)%	(2.9)%	(2.7)%	(2.6)%

Company Stores - Consumer Packaged Goods - wholesale
sales:
Change in average weekly number of doors	(0.5)%	4.0%	0.1%	1.9%
Change in average weekly sales per door	(0.4)%	0.8%	(0.2)%	(1.6)%

Systemwide Sales (in thousands):(2)
Company stores	$86,604	$81,860	$259,904	$239,484
Domestic Franchise stores	87,413	81,769	270,227	253,576
International Franchise stores	118,015	119,597	357,407	348,814
International Franchise stores, in constant dollars(3)	118,015	106,315	357,407	313,343

Average Weekly Sales Per Store (in thousands):(4) (5) (6)
Company stores:
Factory stores:
Commissaries - Consumer Packaged Goods - wholesale	$211.2	$217.7	$206.1	$214.9
Dual-channel stores:
On-premises	40.8	39.2	40.8	38.5
Consumer Packaged Goods - wholesale	43.9	47.6	45.3	48.7
Total	84.7	86.8	86.1	87.2
On-premises only stores	32.9	34.9	33.8	35.6
All factory stores	64.6	71.7	65.8	72.7
Satellite stores	24.2	22.0	24.7	22.1
All stores	58.9	61.5	59.8	62.6

Domestic Franchise stores:
Factory stores	$47.7	$48.5	$50.3	$50.6
Satellite stores	17.6	17.2	18.8	18.0

International Franchise stores:
Factory stores	$35.3	$40.7	$36.8	$40.8
Satellite stores	8.0	9.2	8.3	9.4

(1)	Represents the change in International Franchise same store sales computed by reconverting international franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP financial measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three and nine months ended November 2, 2014 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three and nine months ended November 1, 2015.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics are computed based on only stores open at the respective period end.
(6)	Metrics are computed based on each store’s classification at the end of the respective period end.

In the first quarter of fiscal 2016, the Company revised its presentation of the change in same store sales metric. The change in same store sales now includes retail sales only and excludes fundraising. The Company believes this change provides a more meaningful measurement of the change in same store sales and that this is a more relevant metric as the continued success of the Company’s retail model is largely dependent on approximately 90% of on-premises sales coming from the retail business. All same store sales change metrics in this current report reflect the new presentation for all periods. The Company furnished a Current Report on Form 8-K on June 10, 2015 providing quarterly tables showing the change in same store sales for Company, domestic franchise and international franchise shops for fiscal 2013 through fiscal 2015 using the revised presentation compared to the former presentation.

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

The following table sets forth data about the number of systemwide stores as of November 1, 2015 and November 2, 2014.

	November 1,	November 2,
	2015	2014
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	8	7
Dual-channel stores	32	33
On-premises only stores	60	43
Satellite stores	16	21
Total Company stores	116	104

Domestic Franchise stores:
Factory stores	125	113
Satellite stores	51	52
Total Domestic Franchise stores	176	165

International Franchise stores:
Factory stores	137	133
Satellite stores	655	523
Total International Franchise stores	792	656

Total systemwide stores	1,084	925

The following table sets forth data about the number of store operating weeks for the three and nine months ended November 1, 2015 and November 2, 2014.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
Store Operating Weeks:
Company stores:
Factory stores:
Commissaries	104	91	312	273
Dual-channel stores	416	429	1,237	1,246
On-premises only stores	755	553	2,196	1,589
Satellite stores	208	273	676	761

Domestic Franchise stores:(1)
Factory stores	1,592	1,451	4,627	4,261
Satellite stores	663	669	1,965	2,028

International Franchise stores:(1)
Factory stores	1,492	1,449	4,424	4,211
Satellite stores	8,149	6,519	23,287	18,535

(1) Metrics for the three and nine months ended November 1, 2015 and November 2, 2014 include only stores open at the respective period end.

Changes in the number of Company stores during the three and nine months ended November 1, 2015 and November 2, 2014 are summarized in the table below.

	Number of Company Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 1, 2015
August 2, 2015	98	15	1	114
Opened	2	-	-	2
Closed	-	-	-	-
November 1, 2015	100	15	1	116

Nine months ended November 1, 2015
February 1, 2015	92	18	1	111
Opened	7	-	-	7
Closed	-	(3)	-	(3)
Acquired (divested)	1	-	-	1
November 1, 2015	100	15	1	116

Three months ended November 2, 2014
August 3, 2014	82	20	1	103
Opened	2	-	-	2
Closed	-	-	-	-
Acquired (divested)	(1)	-	-	(1)
November 2, 2014	83	20	1	104

Nine months ended November 2, 2014
February 2, 2014	76	18	1	95
Opened	5	-	-	5
Closed	-	-	-	-
Change in store type	1	(1)	-	-
Acquired (divested)	1	3	-	4
November 2, 2014	83	20	1	104

Changes in the number of domestic franchise stores during the three and nine months ended November 1, 2015 and November 2, 2014 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Total
Three months ended November 1, 2015
August 2, 2015	121	40	12	173
Opened	4	-	-	4
Closed	-	-	(1)	(1)
November 1, 2015	125	40	11	176

Nine months ended November 1, 2015
February 1, 2015	116	39	12	167
Opened	12	1	-	13
Closed	(2)	-	(1)	(3)
Acquired (divested)	(1)	-	-	(1)
November 1, 2015	125	40	11	176

Three months ended November 2, 2014
August 3, 2014	109	38	13	160
Opened	3	1	-	4
Closed	-	-	-	-
Acquired (divested)	1	-	-	1
November 2, 2014	113	39	13	165

Nine months ended November 2, 2014
February 2, 2014	107	37	15	159
Opened	7	5	-	12
Closed	-	-	(2)	(2)
Acquired (divested)	(1)	(3)	-	(4)
November 2, 2014	113	39	13	165

Changes in the number of international franchise stores during the three and nine months ended November 1, 2015 and November 2, 2014 are summarized in the table below.

	Number of International Franchise Stores
	Factory
	Stores	Hot Shops	Fresh Shops	Kiosks	Total
Three months ended November 1, 2015
August 2, 2015	136	9	415	198	758
Opened	1	-	20	15	36
Closed	-	-	(1)	(1)	(2)
November 1, 2015	137	9	434	212	792

Nine months ended November 1, 2015
February 1, 2015	133	9	381	186	709
Opened	7	-	67	27	101
Closed	(3)	-	(13)	(2)	(18)
Change in store type	-	-	(1)	1	-
November 1, 2015	137	9	434	212	792

Three months ended November 2, 2014
August 3, 2014	128	9	327	157	621
Opened	7	-	23	11	41
Closed	(2)	-	(2)	(2)	(6)
November 2, 2014	133	9	348	166	656

Nine months ended November 2, 2014
February 2, 2014	125	9	296	144	574
Opened	12	-	57	25	94
Closed	(4)	-	(5)	(3)	(12)
November 2, 2014	133	9	348	166	656

Three months ended November 1, 2015 compared to three months ended November 2, 2014

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

	Three Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands, except per share amounts)
Net income, as reported	$7,568	$8,106
Provision for deferred income taxes	4,816	3,993
Adjusted net income	$12,384	$12,099

Adjusted earnings per common share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18

Weighted average shares outstanding:
Basic	64,373	66,407
Diluted	65,951	68,654

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	November 1,	November 2,
	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$87,354	$82,579
Domestic Franchise	3,651	3,274
International Franchise	6,323	6,852
KK Supply Chain:
Total revenues	63,359	61,581
Less - intersegment sales elimination	(32,143)	(31,415)
External KK Supply Chain revenues	31,216	30,166
Total revenues	$128,544	$122,871

Segment revenues as a percentage of total revenues:
Company Stores	68.0%	67.2%
Domestic Franchise	2.8	2.7
International Franchise	4.9	5.6
KK Supply Chain (external sales)	24.3	24.6
	100.0%	100.0%

Segment operating results:
Company Stores	$4,149	$1,688
Domestic Franchise	1,962	1,951
International Franchise	4,534	5,048
KK Supply Chain	11,502	10,210
Total segment operating income	22,147	18,897
General and administrative expenses	(6,796)	(5,553)
Corporate depreciation and amortization expense	(583)	(373)
Impairment charges and lease termination costs	22	(4)
Pre-opening costs related to Company Stores	(923)	(702)
Gains and (losses) on commodity derivatives, net	(506)	(681)
Gain on refranchisings, net of business acquisition charges	-	1,285
Consolidated operating income	13,361	12,869
Interest income	68	62
Interest expense	(437)	(230)
Equity in losses of equity method franchisees	-	(53)
Other non-operating income and (expense), net	140	91
Income before income taxes	13,132	12,739
Provision for income taxes	5,564	4,633
Consolidated net income	$7,568	$8,106

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$42,245	$37,490	48.4%	45.4%
Fundraising sales	4,908	4,902	5.6	5.9
Total on-premises sales	47,153	42,392	54.0	51.3
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchant	24,008	23,838	27.5	28.9
Convenience store	14,301	14,704	16.4	17.8
Other consumer packaged goods	1,892	1,645	2.2	2.0
Total consumer packaged goods sales	40,201	40,187	46.0	48.7
Total revenues	87,354	82,579	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	31,864	31,406	36.5	38.0
Labor and benefits costs	28,175	26,493	32.3	32.1
Total cost of sales	60,039	57,899	68.7	70.1
Vehicle costs(1)	3,768	4,255	4.3	5.2
Occupancy(2)	3,021	2,658	3.5	3.2
Utilities expense	1,899	1,711	2.2	2.1
Other store operating expenses	5,188	5,491	5.9	6.6
Total store level costs	73,915	72,014	84.6	87.2
Company Stores contribution (3)	13,439	10,565	15.4	12.8
Marketing expense	1,988	1,809	2.3	2.2
Depreciation and amortization expense	3,190	2,711	3.7	3.3
Direct and indirect operating costs(4)	4,112	4,357	4.7	5.3
Segment operating income	$4,149	$1,688	4.7%	2.0%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. The Company believes that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions, and allocated corporate overhead.

Sales at Company Stores increased 5.8% to $87.4 million in the third quarter of fiscal 2016 from $82.6 million in the third quarter of fiscal 2015. Company Stores contribution increased 27.2% to $13.4 million in the third quarter of fiscal 2016 from $10.6 million in the third quarter of fiscal 2015 and Company Stores contribution margin increased 2.6 percentage points.

A reconciliation of Company Stores segment sales from the three months ended November 2, 2014 to the three months ended November 1, 2015 follows:

		Consumer
		Packaged Goods -
	On-Premises	Wholesale	Total
	(In thousands)
Sales for the three months ended November 2, 2014	$42,392	$40,187	$82,579
Sales at closed stores	(867)	-	(867)
Fiscal 2015 sales at refranchised stores	(204)	-	(204)
Increase (decrease) in sales at established stores (open stores only)	138	(484)	(346)
Increase in sales related to stores opened in fiscal 2015 and 2016	5,236	-	5,236
Increase in sales related to stores acquired in fiscal 2015 and 2016	458	498	956
Sales for the three months ended November 1, 2015	$47,153	$40,201	$87,354

The increase in on-premises sales resulted from an increase in retail sales of 12.7% to $42.2 million in the third quarter of fiscal 2016 compared to $37.5 million in the third quarter of fiscal 2015. The growth in retail sales in the third quarter of fiscal 2016 was principally due to a 10.2% increase in store operating weeks and a 2.8% increase in same store sales. The same store sales increase in the third quarter of fiscal 2016 was due to a 1.6% increase in the average guest check and a 1.2% increase in customer traffic.

The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing both average guest check and customer traffic in its shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores business segment.

CPG sales

Sales to CPG accounts were $40.2 million in both the third quarter of fiscal 2016 and in the third quarter of fiscal 2015 including a decline in sales to convenience stores offset by an increase in sales to grocers and mass merchants and other CPG sales.

Sales to grocers and mass merchants increased 0.7% to $24.0 million, reflecting a 1.0% increase in average weekly sales per door partially offset by a slight decrease in the average number of doors served. The increase in the average weekly sales per door was driven principally by an increase in sales related to limited time product offerings. The slight decrease in the average number of doors served reflects the Company’s ongoing efforts to manage profitability in the grocers and mass merchants channel including the reduction of lower volume doors partially offset by an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 2.7% to $14.3 million, reflecting a 2.6% decrease in the average weekly sales per door along with a slight decrease in the average number of doors served. The decrease in the average weekly sales per door and the average number of doors served in the convenience stores channel in the third quarter of fiscal 2016 reflects a decline in sales at higher volume customers and the Company’s ongoing efforts to manage profitability in the convenience store channel including the reduction of lower volume doors. The decrease in the average number of doors served was partially offset by an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Company Stores contribution and costs and expenses

The improvement in Company Stores contribution margin (a non-GAAP financial measure) to 15.4% in the third quarter of fiscal 2016 from 12.8% in the third quarter of fiscal 2015 was driven by lower agricultural commodity and gasoline costs, partially offset by an increase in store level costs and an increase in product returns in the CPG category.

Cost of food, beverage and packaging as a percentage of revenues decreased 1.5 percentage points from the third quarter of fiscal 2015 to 36.5% in the third quarter of fiscal 2016. The improvement was principally due to a decrease in input costs on sugar, shortening and packaging and an increase in on-premises sales, which typically have lower food costs, compared to CPG sales, as a percentage of total revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the CPG distribution channel compared to the on-premises channel because average product selling prices generally are lower in the CPG distribution channel and because of the effect of returns in the CPG distribution channel. This improvement was partially offset by an increase in product returns in the CPG category.

Labor and benefits costs as a percentage of revenues in the third quarter of fiscal 2016 were relatively consistent with the third quarter of fiscal 2015. The Patient Protection and Affordable Care Act (the “Affordable Care Act”) requires large employers to offer health care benefits to all full-time employees, or face financial penalties, generally beginning in January 2015. To avoid these penalties, the health care benefits must provide a specified “minimum value” and be “affordable,” each as defined in the Affordable Care Act. As a result of modifications made to the Company’s plans coupled with improved claims experience, management anticipates that its health care costs in fiscal 2016 will be relatively consistent with fiscal 2015.

Vehicle costs as a percentage of revenues decreased from 5.2% in the third quarter of fiscal 2015 to 4.3% in the third quarter of fiscal 2016, reflecting lower fuel costs and a reduction in mileage.

Other store operating expenses decreased to 5.9% of revenues in the third quarter of fiscal 2016 from 6.6% of revenues in the third quarter of fiscal 2015. The decrease was the result of costs of approximately $700,000 related to redesigned apparel distributed to both on-premises and CPG personnel at all Company shops during the third quarter of fiscal 2015. There was no similar expense during the third quarter of fiscal 2016.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Depreciation and amortization expense increased in the third quarter of fiscal 2016 to 3.7% of revenues from 3.3% due to construction of new stores and store refurbishments at existing stores since the third quarter of fiscal 2015.

Domestic Franchise

	Three Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Revenues:
Royalties	$3,168	$2,877
Development and franchise fees	195	130
Other	288	267
Total revenues	3,651	3,274

Operating expenses:
Segment operating expenses	1,498	1,197
Depreciation expense	16	26
Allocated corporate overhead	175	100
Total operating expenses	1,689	1,323
Segment operating income	$1,962	$1,951
Segment operating margin	53.7%	59.6%

Domestic Franchise revenues increased 11.5% to $3.7 million in the third quarter of fiscal 2016. The increase reflects higher royalty revenues resulting from an increase in sales by domestic franchise stores from $81.8 million in the third quarter of fiscal 2015 to $87.4 million in the third quarter of fiscal 2016. Domestic Franchise same store sales rose 3.8% in the third quarter of fiscal 2016.

Development and franchise fees increased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 resulting from the opening of one more factory store in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Additionally, certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Other Domestic Franchise revenues include revenue from the licensing of certain Company trademarks to third parties for use in marketing Krispy Kreme branded beverages and rental income charged to franchisees for stores leased or subleased to franchisees. The Company first entered into such licensing agreements in fiscal 2014 and continues to expand licensing of its brand to additional products. Licensing revenue increased in the third quarter of fiscal 2016 compared to the prior year, partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses increased in third quarter of fiscal 2016 to $1.5 million compared to $1.2 million in the third quarter of fiscal 2015, principally reflecting higher costs associated with the continued execution of the Company’s domestic franchise expansion program.

Domestic franchisees opened four stores and closed one store in the third quarter of fiscal 2016. As of November 1, 2015, development agreements for territories in the United States provide for the development of approximately 120 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Revenues:
Royalties	$5,976	$6,307
Development and franchise fees	347	545
Total revenues	6,323	6,852

Operating expenses:
Segment operating expenses	1,589	1,503
Depreciation expense	-	1
Allocated corporate overhead	200	300
Total operating expenses	1,789	1,804
Segment operating income	$4,534	$5,048
Segment operating margin	71.7%	73.7%

International Franchise royalties decreased 5.2% to $6.0 million in the third quarter of fiscal 2016 from $6.3 million in the third quarter of fiscal 2015, principally due to unfavorable foreign exchange rates. Sales by international franchise stores decreased from $119.6 million in the third quarter of fiscal 2015 to $118.0 million in the third quarter of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $14.8 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, which adversely affected royalties by approximately $800,000. Excluding the effects of changes in foreign exchange rates, sales by international franchisees rose 11.0%.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 3.7%. The decline in International Franchise same store sales reflects, among other things, the normal cannibalization effects on existing stores in growing markets of additional store openings in those markets driven by the international market’s reliance on the hub and spoke model.

Constant dollar same store sales in established markets fell 3.2% in the third quarter of fiscal 2016 and fell 4.3% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 50% of aggregate constant dollar same store sales for the third quarter of fiscal 2016. While the Company considers countries in which Krispy Kreme stores were first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 755 international shops currently in operation that opened since the beginning of fiscal 2007, 319 shops are in these established markets.

International Franchise development and franchise fees decreased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The decrease in development and franchise fees in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 resulted from a decrease in International Franchise store openings and fewer factory stores opened in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Additionally, certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs.

International franchisees opened 36 stores and closed two stores in the third quarter of fiscal 2016. As of November 1, 2015, development agreements for territories outside the United States provide for the development of approximately 360 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$22,479	$20,223	35.5%	32.8%
Other ingredients, packaging and supplies	36,736	37,453	58.0	60.8
Equipment	3,567	3,202	5.6	5.2
Freight revenue	577	703	0.9	1.1
Total revenues before intersegment sales elimination	63,359	61,581	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	43,507	44,488	68.7	72.2
Distribution costs	4,453	3,775	7.0	6.1
Other segment operating costs	3,330	2,639	5.3	4.3
Depreciation expense	267	169	0.4	0.3
Allocated corporate overhead	300	300	0.5	0.5
Total operating costs	51,857	51,371	81.8	83.4
Segment operating income	$11,502	$10,210	18.2%	16.6%

Sales of doughnut mixes increased 11.2% year-over-year in the third quarter of fiscal 2016, due to higher selling prices and higher unit volumes reflecting an increase in sales at Company and franchise shops. Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, decreased 1.9% year-over-year in the third quarter of fiscal 2016, principally due to lower selling prices partially offset higher unit volumes.

While systemwide sales at Company and Domestic Franchise stores rose at a faster rate than KK Supply Chain revenues did during the third quarter of fiscal 2016 compared to the third quarter of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to CPG customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to CPG customers. This negatively impacted the growth rate within the KK Supply Chain business as compared to the overall system.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but the Company’s objective is to keep gross profit on a per unit basis at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company and franchise stores by adjusting such sales prices.

The decrease in cost of goods produced and purchased as a percentage of sales in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 reflects, among other things, lower input costs for other ingredients, packaging and supplies and an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs rose in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due to an increase in personnel costs in the third quarter of fiscal 2016.

Franchisees opened 40 stores and closed three stores in the third quarter of fiscal 2016. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $1.9 million in third quarter of fiscal 2016 compared to $1.8 million in third quarter of fiscal 2015.

General and administrative expenses increased to $6.8 million in the third quarter of fiscal 2016 from $5.6 million in the third quarter of fiscal 2015, and as a percentage of revenues increased to 5.3% from 4.5%. General and administrative expenses include, among other things, an increase in personnel related costs and an increase in costs related to the implementation and on-going system support of a new enterprise resource planning (“ERP”) system.

During the first quarter of fiscal 2016, the Company implemented an ERP software solution that included a new general ledger and accounting system. Total costs of on-going system support were approximately $950,000 in the third quarter of fiscal 2016 compared to implementation costs of $740,000 in the third quarter of fiscal 2015. The Company expects general and administrative expenses related to the ERP implementation and support to approximate $800,000 in the last quarter of fiscal 2016 for a total cost of approximately $4.0 million in fiscal 2016. General and administrative expenses also include an increase in personnel related costs due to higher provisions for incentive compensation of approximately $340,000 in the third quarter of fiscal 2016 compared to the prior year as a result of fiscal 2016 operating results and higher share-based compensation costs of approximately $150,000.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $923,000 in the third quarter of fiscal 2016 compared to $702,000 in third quarter of fiscal 2015 as a result of the timing of store openings. The average pre-opening costs per store are approximately $150,000 to $200,000.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because the Company has not designated any of these instruments as hedges. Net losses on commodity derivatives were $506,000 in the third quarter of fiscal 2016 compared to net losses of $681,000 in the third quarter of fiscal 2015. The Company had no commodity derivative contracts outstanding as of November 1, 2015. Gains and losses on commodity derivatives are comprised of the following:

	Three Months Ended
	November 1, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$757	$1,028	$1,785
Unrealized	(502)	(777)	(1,279)
(Gains) and losses on commodity derivatives, net	$255	$251	$506

	Three Months Ended
	November 2, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$209	$-	$209
Unrealized	472	-	472
(Gains) and losses on commodity derivatives, net	$681	$-	$681

Gain on refranchising, net of business acquisition charges

During the third quarter of fiscal 2015, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The Company realized a gain of $1.2 million on the refranchising transaction. Additionally, during the third quarter of fiscal 2015, a franchisee exercised its option to acquire the two stores it leased from the Company in connection with the Dallas refranchising transaction in fiscal 2014 for an aggregate purchase price of $2.1 million. The Company realized a gain of $38,000 on the closing of the transaction as more fully described in Note 13 to the consolidated financial statements.

Interest Expense

Interest expense increased to $437,000 in the third quarter of fiscal 2016 from $230,000 in the third quarter of fiscal 2015. This increase was due principally to interest expense related to leasing obligations that the Company entered into in fiscal 2015 and fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $130,000 and $100,000 in the third quarter of fiscal 2016 and fiscal 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of fiscal 2016 was 42.4% compared to 36.4% for the third quarter of fiscal 2015.

Income tax expense for the third quarter of fiscal 2016 includes a charge of $291,000 to revalue the Company’s deferred income tax assets to reflect North Carolina adopting single sales factor apportionment as passed by the state legislature during the third quarter of fiscal 2016, as described in Note 10 to the consolidated financial statements appearing elsewhere herein.

Income tax expense for the third quarter of fiscal 2015 reflects a reduction in deferred income tax expense of $315,000 (approximately 2.5% of pretax income) related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years, as described in Note 10 to the consolidated financial statements.

The portion of the income tax provision representing taxes estimated to be payable currently was $748,000 and $640,000 in the third quarter of fiscal 2016 and fiscal 2015, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees to the Company. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

The Company estimates that the annual effective income tax rate on GAAP ordinary income for fiscal 2016 will be 40%. Management’s estimate of the fiscal 2016 effective income tax rate is subject to revision in subsequent quarters as additional information becomes available.

See “Results of Operations – Three months ended November 1, 2015 compared to three months ended November 2, 2014 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable.

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

The Company had valuation allowances against deferred income tax assets of $2.5 million at November 1, 2015 and $2.6 million at February 1, 2015, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Under GAAP, future realization of deferred tax assets is evaluated under a “more likely than not” standard.

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

Nine months ended November 1, 2015 compared to nine months ended November 2, 2014

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

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands, except per share amounts)
Net income, as reported	$24,152	$23,514
Provision for deferred income taxes	14,694	13,381
Adjusted net income	$38,846	$36,895

Adjusted earnings per common share:
Basic	$0.59	$0.56
Diluted	$0.58	$0.53

Weighted average shares outstanding:
Basic	65,493	66,313
Diluted	67,298	69,042

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$262,188	$241,562
Domestic Franchise	11,296	10,069
International Franchise	20,365	20,967
KK Supply Chain:
Total revenues	190,345	181,396
Less - intersegment sales elimination	(95,840)	(89,027)
External KK Supply Chain revenues	94,505	92,369
Total revenues	$388,354	$364,967

Segment revenues as a percentage of total revenues:
Company Stores	67.5%	66.2%
Domestic Franchise	2.9	2.8
International Franchise	5.2	5.7
KK Supply Chain (external sales)	24.3	25.3
	100.0%	100.0%

Segment operating results:
Company Stores	$13,098	$8,267
Domestic Franchise	6,496	6,007
International Franchise	14,925	14,439
KK Supply Chain	32,595	31,350
Total segment operating income	67,114	60,063
General and administrative expenses	(21,068)	(19,337)
Corporate depreciation and amortization expense	(1,724)	(1,106)
Impairment charges and lease termination costs	(286)	(50)
Pre-opening costs related to Company Stores	(1,761)	(1,173)
Gains and (losses) on commodity derivatives, net	(900)	(578)
Gain on refranchisings, net of business acquisition charges	-	854
Consolidated operating income	41,375	38,673
Interest income	287	297
Interest expense	(1,201)	(535)
Equity in losses of equity method franchisees	-	(171)
Other non-operating income and (expense), net	413	411
Income before income taxes	40,874	38,675
Provision for income taxes	16,722	15,161
Consolidated net income	$24,152	$23,514

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

			Percentage of Total Revenues
	Nine Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$129,004	$109,721	49.2%	45.4%
Fundraising sales	12,602	12,577	4.8	5.2
Total on-premises sales	141,606	122,298	54.0	50.6
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchant	72,609	71,941	27.7	29.8
Convenience store	42,599	43,697	16.2	18.1
Other consumer packaged goods	5,374	3,626	2.0	1.5
Total consumer packaged goods sales	120,582	119,264	46.0	49.4
Total revenues	262,188	241,562	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	95,265	90,555	36.3	37.5
Labor and benefits costs	84,084	77,578	32.1	32.1
Total cost of sales	179,349	168,133	68.4	69.6
Vehicle costs(1)	11,221	12,792	4.3	5.3
Occupancy(2)	9,002	7,881	3.4	3.3
Utilities expense	5,471	4,856	2.1	2.0
Other store operating expenses	15,605	14,094	6.0	5.8
Total store level costs	220,648	207,756	84.2	86.0
Company Stores contribution (3)	41,540	33,806	15.8	14.0
Marketing expense	5,160	4,576	2.0	1.9
Depreciation and amortization expense	9,620	7,752	3.7	3.2
Direct and indirect operating costs(4)	13,662	13,211	5.2	5.5
Segment operating income	$13,098	$8,267	5.0%	3.4%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. The Company believes that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions, and allocated corporate overhead.

Sales at Company Stores increased 8.5% to $262.2 million in the first nine months of fiscal 2016 from $241.6 million in the first nine months of fiscal 2015. Company Stores contribution increased 22.9% to $41.5 million in the first nine months of fiscal 2016 from $33.8 million in the first nine months of fiscal 2015 and Company Stores contribution margin increased 1.8 percentage points.

A reconciliation of Company Stores segment sales from the nine months ended November 2, 2014 to the nine months ended November 1, 2015 follows:

		Consumer
		Packaged Goods -
	On-Premises	Wholesale	Total
	(In thousands)
Sales for the nine months ended November 2, 2014	$122,298	$119,264	$241,562
Sales at closed stores	(1,660)	-	(1,660)
Fiscal 2015 sales at refranchised stores	(1,407)	-	(1,407)
Increase (decrease) in sales at established stores (open stores only)	1,146	(1,594)	(448)
Increase in sales related to stores opened in fiscal 2015 and 2016	16,679	-	16,679
Increase in sales related to stores acquired in fiscal 2015 and 2016	4,550	2,912	7,462
Sales for the nine months ended November 1, 2015	$141,606	$120,582	$262,188

The increase in on-premises sales resulted from an increase in retail sales of 17.6% to $129.0 million in the first nine months of fiscal 2016 compared to $109.7 million in the first nine months of fiscal 2015. The growth in retail sales in the first nine months of fiscal 2016 was principally due to a 14.3% increase in store operating weeks and a 3.1% increase in same store sales. The same store sales increase in the first nine months of fiscal 2016 was due principally to a 2.7% increase in the average guest check.

The Company continuously evaluates and adjusts its marketing, promotional and operational activities and techniques with the goal of increasing both average guest check and customer traffic in its shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores business segment.

CPG sales

Sales to CPG accounts increased 1.1% to $120.6 million in the first nine months of fiscal 2016. The increase in sales to grocers and mass merchants and other CPG sales in the first nine months of fiscal 2016 were partially offset by a decrease in sales to convenience stores.

Sales to grocers and mass merchants increased 0.9% to $72.6 million, reflecting a 1.2% increase in the average number of doors served and a slight increase in the average weekly sales per door. The increase in the average number of doors served in the grocery/mass merchant channel principally reflects an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016 partially offset by the Company’s ongoing efforts to manage profitability in the grocers and mass merchants channel including the reduction of lower volume doors. Sales of packaged products comprise substantially all of the Company’s sales to grocers and mass merchants.

Sales to convenience stores decreased 2.5% to $42.6 million, reflecting a 1.3% decrease in the average number of doors served and a 1.2% decrease in the average weekly sales per door. The decrease in the average number of doors served and in the average weekly sales per door in the convenience stores channel in the first nine months of fiscal 2016 reflects a decrease in sales at higher volume customers and the Company’s ongoing efforts to manage profitability including the reduction of lower volume doors. This decrease in the average number of doors served was partially offset by an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016. Sales of loose unpackaged products comprise approximately 80% of sales to convenience store customers, with the balance comprised of sales of packaged products.

Company Stores contribution and costs and expenses

The improvement in Company Stores contribution margin (a non-GAAP financial measure) to 15.8% in the first nine months of fiscal 2016 from 14.0% in the first nine months of fiscal 2015 was driven by lower agricultural commodity and gasoline costs, partially offset by an increase in store level costs and an increase in product returns in the CPG category.

Cost of food, beverage and packaging as a percentage of revenues decreased by 1.2 percentage points from the first nine months of fiscal 2015 to 36.3% in the first nine months of fiscal 2016. The improvement was principally due to a decrease in input costs on sugar, shortening and packaging and an increase in on-premises sales, which typically have lower food costs, compared to CPG sales, as a percentage of total revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the CPG distribution channel compared to the on-premises channel because average product selling prices generally are lower in the CPG distribution channel and because of the effect of returns in the CPG distribution channel. This improvement was partially offset by an increase in product returns in the CPG category.

Labor and benefits costs as a percentage of revenues were flat in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2016. An increase in shop labor as a percentage of revenue was principally offset by a decrease in delivery labor as a percentage of revenue. Additionally, benefits expense decreased as a result of lower health care costs in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 partially offset by an increase in workers’ compensation costs. The Company is self-insured for such costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of claims directly affect the Company’s results of operations. As a result of the Company’s periodic update of its actuarial valuation of workers’ compensation claims, the Company recorded a favorable adjustment relating to its workers’ compensation liability claims for prior policy years of approximately $630,000 in the second quarter of fiscal 2015. There was no adjustment related to workers’ compensation claims as a result of the Company’s periodic update of its actuarial valuation during the second quarter of fiscal 2016.

The Affordable Care Act requires large employers to offer health care benefits to all full-time employees, or face financial penalties, generally beginning in January 2015. To avoid these penalties, the health care benefits must provide a specified “minimum value” and be “affordable,” each as defined in the Affordable Care Act. As a result of modifications made to the Company’s plans coupled with improved claims experience, management anticipates that its health care costs in fiscal 2016 will be relatively consistent with fiscal 2015.

Vehicle costs as a percentage of revenues decreased from 5.3% of revenues in the first nine months of fiscal 2015 to 4.3% of revenues in the first nine months of fiscal 2016, reflecting lower fuel costs, a reduction in mileage and a reduction in vehicle insurance costs. The Company is self-insured for vehicle claims, but maintains stop-loss coverage for individual claims exceeding certain amounts. As a result of the Company’s periodic update of its actuarial valuation of vehicle claims, the Company recorded favorable adjustments relating to its vehicle liability claims for prior policy years of approximately $372,000 in the second quarter of fiscal 2016 compared to $90,000 in the second quarter of fiscal 2015.

Other store operating expenses increased to 6.0% of revenues in the first nine months of fiscal 2016 from 5.8% of revenues in the first nine months of fiscal 2015 principally due to an increase in equipment repairs and maintenance and an increase in other supplies and services costs. This increase was partially offset by a decrease that was the result of costs of approximately $700,000 related to the redesigned apparel distributed to both on-premises and CPG personnel at all Company shops during the third quarter of fiscal 2015. There was no similar expense during the first nine months of fiscal 2016.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Depreciation and amortization expense increased in the first nine months of fiscal 2016 to 3.7% of revenues from 3.2% in the first nine months of fiscal 2015 due to construction of new stores and store refurbishments at existing stores since the first nine months of fiscal 2015.

Domestic Franchise

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Revenues:
Royalties	$9,745	$8,930
Development and franchise fees	620	425
Other	931	714
Total revenues	11,296	10,069

Operating expenses:
Segment operating expenses	4,226	3,641
Depreciation expense	49	121
Allocated corporate overhead	525	300
Total operating expenses	4,800	4,062
Segment operating income	$6,496	$6,007
Segment operating margin	57.5%	59.7%

Domestic Franchise revenues increased 12.2% to $11.3 million in the first nine months of fiscal 2016. The increase reflects higher royalty revenues resulting from an increase in sales by domestic franchise stores from $253.6 million in the first nine months of fiscal 2015 to $270.2 million in the first nine months of fiscal 2016. Domestic Franchise same store sales rose 5.7% in the first nine months of fiscal 2016.

The increase in development and franchise fees in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 resulted from an increase in Domestic Franchise store openings. Additionally, more factory stores opened in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Other Domestic Franchise revenues include revenue from the licensing of certain Company trademarks to third parties for use in marketing Krispy Kreme branded beverages and rental income charged to franchisees for stores leased or subleased to franchisees. The Company first entered into such licensing agreements in fiscal 2014 and continues to expand licensing of its brand to additional products. Licensing revenue increased in the first nine months of fiscal 2016 compared to the prior year, partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses increased in the first nine months of fiscal 2016 to $4.2 million compared to $3.6 million in the first nine months of fiscal 2015, principally reflecting higher costs associated with the continued execution of the Company’s domestic franchise expansion program.

Domestic franchisees opened 13 stores and closed three stores in the first nine months of fiscal 2016. As of November 1, 2015, development agreements for territories in the United States provide for the development of approximately 120 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

International Franchise

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Revenues:
Royalties	$19,222	$19,599
Development and franchise fees	1,143	1,368
Total revenues	20,365	20,967

Operating expenses:
Segment operating expenses	4,840	5,624
Depreciation expense	-	4
Allocated corporate overhead	600	900
Total operating expenses	5,440	6,528
Segment operating income	$14,925	$14,439
Segment operating margin	73.3%	68.9%

International Franchise royalties decreased to $19.2 million in the first nine months of fiscal 2016 from $19.6 million the first nine months of fiscal 2015 principally due to unfavorable foreign exchange rates. Sales by international franchise stores increased from $348.8 million in the first nine months of fiscal 2015 to $357.4 million in the first nine months of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which the Company’s international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $40.5 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, which adversely affected royalties by approximately $2.1 million. Excluding the effects of changes in foreign exchange rates, sales by international franchisees rose 14.1%. Additionally, the Company recognized royalty revenue of approximately $700,000 and $900,000 collected during the first nine months of fiscal 2016 and 2015, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee. There is no prescribed repayment schedule for the remaining $1.2 million owed to the Company by the franchisee and the Company therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, the Company has not recognized such amount in the financial statements.

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

Constant dollar same store sales in established markets fell 0.1% in the first nine months of fiscal 2016 and fell 5.4% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised 51% of aggregate constant dollar same store sales for the first nine months of fiscal 2016. While the Company considers countries in which Krispy Kreme stores were first opened before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business. Of the 755 international shops currently in operation that opened since the beginning of fiscal 2007, 319 shops are in these established markets.

The decrease in International Franchise development and franchise fees in the first nine months of fiscal 2016 compared to first nine months of fiscal 2015 resulted from fewer International Franchise factory stores opened in the first nine months of fiscal 2016 compared to first nine months of fiscal 2015. Additionally, certain franchisees’ license agreements provide that the franchisees may develop, with the Company’s consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased from $5.6 million in the first nine months of fiscal 2015 to $4.8 million in the first nine months of fiscal 2016 as a result of higher costs related to the transition of personnel in the first nine months of fiscal 2015. Additionally, the first nine months of fiscal 2016 reflects a net credit in bad debt expense of approximately $110,000, principally due to recoveries of amounts previously written off, compared to a charge of approximately $130,000 in the first nine months of fiscal 2015. A net credit in bad debt expense should not be expected to recur frequently.

International franchisees opened 101 stores and closed 18 stores in the first nine months of fiscal 2016. As of November 1, 2015, development agreements for territories outside the United States provide for the development of approximately 360 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Nine Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$67,525	$62,516	35.5%	34.5%
Other ingredients, packaging and supplies	110,809	107,972	58.2	59.5
Equipment	10,528	8,734	5.5	4.8
Freight revenue	1,483	2,174	0.8	1.2
Total revenues before intersegment sales elimination	190,345	181,396	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	133,845	128,581	70.3	70.9
Distribution costs	13,388	11,227	7.0	6.2
Other segment operating costs	8,887	8,835	4.7	4.9
Depreciation expense	730	503	0.4	0.3
Allocated corporate overhead	900	900	0.5	0.5
Total operating costs	157,750	150,046	82.9	82.7
Segment operating income	$32,595	$31,350	17.1%	17.3%

Sales of doughnut mixes increased 8.0% year-over-year in the first nine months of fiscal 2016, due to higher selling prices and higher unit volumes reflecting an increase in sales at Company and franchise shops. Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 2.6% year-over-year in the first nine months of fiscal 2016 due to higher unit volumes partially offset by lower selling prices.

While systemwide sales at Company and Domestic Franchise stores rose at a faster rate than KK Supply Chain revenues did during the first nine months of fiscal 2016 compared to the first nine months of the preceding fiscal year, a greater percentage of such sales was to on-premises customers compared to CPG customers. On-premises sales at Company and Domestic Franchise stores generate proportionately lower KK Supply Chain sales than do sales to CPG customers. This negatively impacted the growth rate within the KK Supply Chain business as compared to the overall system.

Equipment sales increased to $10.5 million in the first nine months of fiscal 2016 from $8.7 million in the first nine months of fiscal 2016 principally due to an increase in store openings.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but the Company’s objective is to keep gross profit on a per unit basis at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company and franchise stores by adjusting such sales prices.

The decrease in cost of goods produced and purchased as a percentage of sales in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 reflects, among other things, lower input costs for other ingredients, packaging and supplies and an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because the Company attempts to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

Franchisees opened 114 stores and closed 21 stores in the first nine months of fiscal 2016. A substantial portion of KK Supply Chain’s revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on the Company’s revenues, results of operations and cash flows.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $5.6 million in the first nine months of fiscal 2016 compared to $5.3 million in the first nine months of fiscal 2015.

General and administrative expenses increased to $21.1 million in the first nine months of fiscal 2016 from $19.3 million in the first nine months of fiscal 2015, and as a percentage of revenues increased to 5.4% from 5.3%. General and administrative expenses include, among other things, an increase in costs related to the implementation and on-going system support of a new ERP system and an increase in personnel related costs partially offset by lower professional and legal fees and lower healthcare costs.

During the first quarter of fiscal 2016, the Company implemented an ERP software solution that included a new general ledger and accounting system. Total costs of the implementation and on-going system support were approximately $980,000 higher in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The Company expects general and administrative expenses related to the ERP implementation and support to approximate $800,000 in the last quarter of fiscal 2016 for a total cost of approximately $4.0 million in fiscal 2016. General and administrative expenses also include an increase in personnel related costs due to higher share-based compensation costs of approximately $970,000 in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, resulting, in part, from a change in the timing of granting equity awards from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016 and from an increase in the equity awards granted in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $286,000 in the first nine months of fiscal 2016 compared to $50,000 in the first nine months of fiscal 2015.

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Impairment of long-lived assets	$343	$-
Lease termination costs	(57)	50
	$286	$50

The Company tests long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of the Company’s annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable the Company to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When the Company concludes that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), the Company records impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets the Company currently is negotiating to sell, based on the Company’s negotiations with unrelated third-party buyers. During the nine months ended November 1, 2015, the Company recorded impairment charges related to long-lived assets for one Company store that closed during the second quarter of fiscal 2016 to reduce the carrying value of those assets to their estimated fair values. Substantially all of such long-lived assets were real properties, the fair values of which were estimated based on an independent appraisal.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which the Company ceases use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the nine months ended November 1, 2015, the Company recorded lease termination charges related to a store closure in the second quarter of fiscal 2016 and adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals totaling $71,000 offset by the reversal of previously recorded accrued rent of $110,000 related to the closed store.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $1.8 million in the first nine months of fiscal 2016 compared to $1.2 million in first nine months of fiscal 2015 as a result of the timing of store openings. The average pre-opening costs per store are approximately $150,000 to $200,000.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because the Company has not designated any of these instruments as hedges. The Company recorded net losses on commodity derivatives of $900,000 in the first nine months of fiscal 2016 compared to $578,000 in the first nine months of fiscal 2015. The Company had no commodity derivative contracts outstanding as of November 1, 2015. Gains and losses on commodity derivatives are comprised of the following:

	Nine Months Ended
	November 1, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$1,535	$1,176	$2,711
Unrealized	(874)	(937)	(1,811)
(Gains) and losses on commodity derivatives, net	$661	$239	$900

	Nine Months Ended
	November 2, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$(15)	$-	$(15)
Unrealized	593	-	593
(Gains) and losses on commodity derivatives, net	$578	$-	$578

Gain on refranchising, net of business acquisition charges

During the first nine months of fiscal 2015, the Company recorded charges of $431,000 related to the acquisition of the business and operating assets of its franchisee in Birmingham, Alabama as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. The charges principally reflect a $343,000 settlement as part of the acquisition of the pre-existing franchise contract between the Company and the franchisee and transaction costs related to the acquisition of $88,000.

During the first nine months of fiscal 2015, the Company refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee as more fully described in Note 13 to the consolidated financial statements. The Company realized a gain of $1.2 million on the refranchising transaction. Additionally, during the first nine months of fiscal 2015, a franchisee exercised its option to acquire the two stores it leased from the Company in connection with the Dallas refranchising transaction in fiscal 2014 for an aggregate purchase price of $2.1 million. The Company realized a gain of $38,000 on the closing of the transaction as more fully described in Note 13 to the consolidated financial statements.

Interest Expense

Interest expense increased to $1.2 million in the first nine months of fiscal 2016 from $535,000 in the first nine months of fiscal 2015. This increase was due principally to interest expense related to leasing obligations that the Company entered into in fiscal 2015 and fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $390,000 and $420,000 in the first nine months of fiscal 2016 and fiscal 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by the Company in fiscal 2014 pursuant to the Company’s guarantee of the investee’s indebtedness. Such repayments are being reflected in income as received due to the uncertainty of their continued collection as more fully described in Note 3 to the consolidated financial statements appearing elsewhere herein.

Provision for Income Taxes

The Company’s effective tax rate for the first nine months of fiscal 2016 was 40.9% compared to 39.2% for the first nine months of fiscal 2015.

Income tax expense for the first nine months of fiscal 2016 includes a charge of $291,000 to revalue the Company’s deferred income tax assets to reflect North Carolina adopting single sales factor apportionment as adopted by the state legislature during the quarter, as described in Note 10 to the consolidated financial statements appearing elsewhere herein. Additionally, included in income tax expense for the first nine months of fiscal 2016 is a net charge of $467,000 to revalue the Company’s deferred income tax assets to reflect a reduction in the North Carolina corporate income tax rate announced by the state legislature during the quarter, as described in Note 10 to the consolidated financial statements. The effective tax rate in the first nine months of fiscal 2016 was reduced as a result of the benefit of specific incentive stock options being reclassified as non-qualified stock options and in adjustments to accruals for uncertain tax positions.

Income tax expense in the first nine months of fiscal 2015 reflects a reduction in deferred income tax expense of $315,000 (approximately 0.8% of pretax income) related to state net operating loss carryforwards as a result of taking a previously unanticipated tax position in a fiscal 2014 tax return filed during the quarter, and as a result of entering into an agreement with a state tax authority during the quarter with respect to a new filing position with respect to certain earlier years as described in Note 10 to the consolidated financial statements appearing elsewhere herein.

The portion of the income tax provision representing taxes estimated to be payable currently was $2.0 million and $1.8 million in the first nine months of fiscal 2016 and fiscal 2015, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees to the Company. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

See “Results of Operations – Three months ended November 1, 2015 compared to three months ended November 2, 2014 – Provision for Income Taxes” above for further insight associated with management’s estimate of fiscal 2016 annual effective income tax rate; potential future period tax benefits; deferred tax assets and valuation allowances.

See “Results of Operations – Nine months ended November 1, 2015 compared to nine months ended November 2, 2014 – Non-GAAP Measures” above for non-GAAP financial information and related reconciliation to GAAP measures intended to illustrate the material difference between the Company’s income tax expense and income taxes currently payable.

While management believes its forecast of future pretax income is reasonable, actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to its accounting for certain foreign tax credit carryforwards and the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2016 and fiscal 2015.

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$55,406	$45,718
Net cash used for investing activities	(19,456)	(23,753)
Net cash used for financing activities	(49,652)	(33,242)
Net decrease in cash and cash equivalents	$(13,702)	$(11,277)

Cash Flows from Operating Activities

Cash provided by operating activities increased $9.7 million in the first nine months of fiscal 2016 from the comparable fiscal 2015 period. The increase is primarily attributable to an increase in cash generated from our operations due to continued growth of Company and franchise stores.

Cash Flows from Investing Activities

Net cash used for investing activities was $19.5 million in the first nine months of fiscal 2016 compared to $23.8 million in the first nine months of fiscal 2015.

Cash used for capital expenditures decreased to $20.4 million in the first nine months of fiscal 2016 from $21.3 million in the first nine months of fiscal 2015. The components of capital expenditures were as follows:

	Nine Months Ended
	November 1,	November 2,
	2015	2014
	(In thousands)
New store construction	$13,408	$14,628
Store remodels and betterments	3,327	3,319
Capital leases on stores acquired	-	1,052
Other store equipment, including vehicles and technology	3,086	2,127
Mix manufacturing equipment and refurbishments	1,426	896
Corporate information technology	792	4,765
Other	889	478
Total capital expenditures	22,928	27,265
Assets acquired under leasing arrangements	(2,132)	(6,919)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	(399)	908
Cash used for capital expenditures	$20,397	$21,254

The Company currently expects capital expenditures to be approximately $30 million in fiscal 2016. The Company intends to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

In the first nine months of fiscal 2016, the Company acquired a Krispy Kreme shop from its franchisee in Little Rock, Arkansas, in exchange for $312,000 cash as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

In the first nine months of fiscal 2015, proceeds from the disposal of property and equipment include approximately $2.1 million of proceeds from the sale of two stores to a franchisee that the franchisee had previously leased from the Company, as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein. Additionally, in the first nine months of fiscal 2015, the Company acquired the business and operating assets of its franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops in exchange for $7.2 million cash, as more fully described in Note 13. The Company also refranchised its retail Krispy Kreme shop in Rockville, Maryland to a new franchisee in the first nine months of fiscal 2015. The aggregate purchase price for the assets was $1.8 million cash, as more fully described in Note 13.

Cash Flows from Financing Activities

Net cash used for financing activities for the nine months ended November 1, 2015 was $49.7 million. This was primarily the result of the Company’s repurchase of 2,775,056 shares of its common stock during the first nine months of fiscal 2016 for a total cost of $50.0 million. All of these shares were repurchased pursuant to the Company’s Board of Directors authorized common stock repurchase plan and settled during the nine months ended November 1, 2015 as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. In addition to share repurchases made pursuant to the aforementioned repurchase plan, the Company repurchased $1.3 million of common shares in the first nine months of fiscal 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash. These amounts were partially offset by $1.9 million of proceeds from the exercise of stock options.

Net cash used for financing activities for the nine months ended November 1, 2014 was $33.2 million. During the first nine months of fiscal 2015, the Company repurchased 2,236,578 shares under the Board authorization, for a total cost of $39.2 million. Repurchases of approximately $41.1 million were settled during the nine months ended November 1, 2014. In addition to share repurchases made pursuant to the aforementioned repurchase plan, the Company repurchased $1.8 million of common shares in the first nine months of fiscal 2015, representing the value of shares surrendered by employees to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing the Company in cash. These amounts were partially offset by $9.9 million of proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of November 1, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of November 1, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 1, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information called for by this item is incorporated herein by reference to Note 7 of the consolidated financial statements included in Part I, Item 1.

Item 1A. RISK FACTORS.

The “Forward-Looking Statements” section and Part I, Item 1A, “Risk Factors”, of our 2015 Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2015 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities in the quarter ended November 1, 2015.

Issuer Purchases Of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
August 3, 2015 through August 30, 2015	632,500	$17.75	632,500	$47,894,132
August 31, 2015 through September 27, 2015	312,794	17.07	257,450	43,432,531
September 28, 2015 through November 1, 2015	2,445	14.43	-	43,432,531
Total	947,739	$17.97	889,950

(1)	On July 15, 2013, the Company announced that the Board of Directors had authorized the repurchase of up to $50 million of the Company's common stock. Subsequently, the Board of Directors increased such authorization on March 12, 2014, September 17, 2014 and on June 16, 2015, such that it now totals $155 million. The authorization has no expiration date. Through November 1, 2015, the Company repurchased 6,197,099 shares under the authorization at an average price of $18.00 per share, for a total cost of $111.6 million. During the three months ended November 1, 2015, the Company repurchased 889,950 shares under the authorization at an average price of $17.63 per share, for a total cost of $15.7 million. During the nine months ended November 1, 2015, the Company repurchased 2,775,056 shares under the authorization at an average price of $18.02 per share, for a total cost of $50.0 million all of which were settled during the nine months ended November 1, 2015. Additionally, the Company generally permits holders of restricted stock unit awards to satisfy their obligations to reimburse the Company for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing the Company in cash. During the three months ended November 1, 2015, the Company repurchased 57,789 shares to satisfy obligations to reimburse the Company at an average price of $15.79 per share, for a total cost of $912,500. During the nine months ended November 1, 2015, the Company repurchased 81,396 to satisfy obligations to reimburse the Company at an average price of $16.38 per share, for a total cost of $1.3 million. Due to the Company’s incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 58 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: December 11, 2015	By:	/s/ Berry L. Epley
	Name:	Berry L. Epley
	Title:	Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

3.1		—	Restated Articles of Incorporation of the Registrant, as amended through June 18, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 11, 2015)

3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2008)

10.1	*	—	Employment Agreement, dated as of August 17, 2015, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Thomas Kuharcik

31.1		—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101			The following materials from our Quarterly Report on Form 10-Q for the quarter ended November 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and nine months ended November 1, 2015, and November 2, 2014; (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended November 1, 2015 and November 2, 2014; (iii) the Consolidated Balance Sheet as of November 1, 2015 and February 1, 2015; (iv) the Consolidated Statement of Cash Flows for the nine months ended November 1, 2015 and November 2, 2014; (v) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended November 1, 2015 and November 2, 2014; and (vi) the Notes to the Condensed Consolidated Financial Statements

* Identifies management contracts and executive compensation plans or similar arrangements required to be filed as exhibits to Item 6 of this Quarterly Report on Form 10-Q.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.