Form 10-K
period 2016-01-31
KRISPY KREME DOUGHNUTS INC
filed 2016-03-31
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of August 2, 2015 was $1,152,000,000.

Number of shares of Common Stock, no par value, outstanding as of March 18, 2016: 63,184,525.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders to be held on June 14, 2016 are incorporated by reference into Part III hereof.

As used herein, unless the context otherwise requires, “Krispy Kreme,” the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014 mean the fiscal years ended January 29, 2017, January 31, 2016, February 1, 2015 and February 2, 2014, respectively. Please note that fiscal 2013, ended February 3, 2013, contained 53 weeks.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

●	the quality of Company and franchise store operations and changes in sales volume;
●	risks associated with the use and implementation of information technology;
●	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;
●	our relationships with our franchisees;
●	actions by franchisees that could harm our business;
●	our ability to implement our domestic and international growth strategies;
●	our ability to implement and operate our domestic shop model;
●	political, economic, currency and other risks associated with our international operations;
●	the price and availability of raw materials needed to produce doughnut mixes and other ingredients, and the price of motor fuel;
●	our relationships with consumer packaged goods (“CPG”) customers;
●	reliance on third parties in many aspects of our business;
●	our ability to protect our trademarks and trade secrets;
●	changes in customer preferences and perceptions;
●	risks associated with competition;
●	risks related to the food service industry, including food safety and protection of personal information;
●	compliance with government regulations relating to food products and franchising;
●	increased costs or other effects of new government regulations; and
●	other factors discussed below in Item 1A, “Risk Factors” and in our periodic reports and other information filed with the United States Securities and Exchange Commission (the “SEC”).

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made except as required by the federal securities laws.

PART I

Item 1. BUSINESS.

Company Overview

Krispy Kreme Doughnuts, Inc. is a leading branded retailer and wholesaler of high-quality doughnuts, complementary beverages, and treats and packaged sweets. Our principal business, which began in 1937, is owning and franchising Krispy Kreme stores. Our stores offer a wide variety of high-quality doughnuts, including the Company’s Original Glazed® doughnut, together with complementary products, including a broad array of coffees and other beverages.

The Company and its franchisees sell products through two channels:

●

On-premises: Sales to customers visiting Company and franchise stores, including sales made through drive-thru windows, along with discounted sales to community organizations that in turn sell doughnuts for fundraising purposes. A substantial majority of the doughnuts sold in our shops are consumed elsewhere.

●

CPG: Sales of fresh doughnuts and packaged sweets primarily on a branded basis to a variety of retail customers, including convenience stores, grocery stores and mass merchants and other food service and institutional accounts. These customers display and resell the doughnuts and other products from self-service display cases, and in packages merchandised on stand-alone display units or on the retailer’s shelf. Products are delivered to customer locations by our fleet of delivery trucks operated by a commissioned employee sales force or, occasionally, by independent third-party distributors. Distribution through CPG sales channels generally is limited to stores in the United States. Only a small minority of sales by international franchisees are made to CPG customers.

We generate revenues from four business segments: Company Stores, Domestic Franchise, International Franchise and KK Supply Chain. The revenues and operating income of each of these segments for each of the three most recent fiscal years is set forth in Note 2 to our consolidated financial statements appearing elsewhere herein.

Company Stores. The Company Stores segment is comprised of the doughnut shops operated by the Company. These shops sell doughnuts and complementary products through the on-premises and CPG channels and come in two formats: factory stores and satellite shops. Factory stores have a doughnut-making production line, and many of them sell products to on-premises consumers and through CPG channels to approved retailers of Krispy Kreme products to more fully utilize production capacity. Factory stores also include commissaries which serve only CPG customers. Satellite shops, which serve only on-premises customers, are smaller than most factory stores, do not have production lines, and include the hot shop and fresh shop formats.

Domestic Franchise. The Domestic Franchise segment consists of our domestic store franchise operations and the licensing of Krispy Kreme products domestically. Domestic franchise stores sell doughnuts and complementary products through the on-premises and CPG channels in the same way and using the same store formats as do Company stores.

We began licensing complementary products in the beverage category when we signed an agreement for the test of Krispy Kreme branded bagged coffee at approximately 100 wholesale club locations in the southeastern United States. In calendar 2014, we signed agreements for the introduction of Krispy Kreme branded ready-to-drink coffee beverages in bottles for distribution at approximately 900 mass merchant locations throughout the United States, and also signed an agreement with Keurig Green Mountain to bring Krispy Kreme branded coffee to the Keurig® brewing system. Krispy Kreme coffee is available in K-Cup® packs at grocery stores, convenience stores and big box outlets throughout the U.S., as well as at Krispy Kreme shops and online. Manufacturing and distribution of all three products is done by the licensees. In March 2015, we announced a multi-year licensing agreement with a major beverage firm to roast and distribute twelve-ounce bags of Krispy Kreme ground coffee in Rich, Smooth and Decaf blends through grocers, mass merchants, club stores and online. We have also begun licensing our brand into other product categories.

International Franchise. The International Franchise segment consists of our international store franchise operations. International franchise stores sell doughnuts and complementary products almost exclusively through the on-premises sales channel using shop formats similar to those used in the United States, and also using a kiosk format.

KK Supply Chain. The KK Supply Chain segment produces doughnut mixes and manufactures doughnut-making equipment, which all factory stores, both Company and franchise, are required to purchase. In addition, KK Supply Chain sells other ingredients, packaging and supplies, principally to Company-owned and domestic franchise stores.

As of January 31, 2016, there were 297 Krispy Kreme stores operated domestically in 41 states and in the District of Columbia, and there were 824 shops in 25 other countries around the world. Of the 1,121 total stores, 370 were factory stores and 751 were satellites. The ownership and location of those stores is as follows:

	Domestic	International	Total
Company stores	116	-	116
Franchise stores	181	824	1,005
Total	297	824	1,121

Company History

During the summer of 1937, our founder, Vernon Carver Rudolph opened his first doughnut shop in the historic Old Salem area of Winston-Salem, North Carolina with just a few pieces of doughnut equipment, a secret yeast-raised doughnut recipe and the Krispy Kreme Doughnuts name. On July 13, 1937, the first Krispy Kreme doughnuts were made at the Winston-Salem shop and were primarily sold to grocery stores. The demand was so great that Mr. Rudolph opened the shop for retail business by cutting a hole in the wall and selling doughnuts directly to customers, marking the beginning of our restaurant business.

Since Mr. Rudolph’s humble beginnings the Company has celebrated numerous milestones:

●	1939 – “Krispy Kreme” is registered with the United States Patent and Trademark Office.
●

1950s and 1960s – The doughnut-making process is mechanized with proofing, cooking, glazing, screen loading and cutting becoming entirely automatic. Most of these doughnut-making processes are still used by Krispy Kreme stores today.

●	1976 – Following the passing of Mr. Rudolph, the Company became a wholly-owned subsidiary of Beatrice Foods Company of Chicago, Illinois.
●

1982 – A group of Krispy Kreme franchisees purchased the Company from Beatrice Foods Company. With new ownership, the hot doughnut experience became a priority for the Company and led to the birth of the Doughnut Theater®, in which the doughnut-making production line is visible to consumers.

●	1996 – Our first expansion outside of the Southeast began with a store in New York City.
●

1997 – As we celebrated our 60th birthday, the Krispy Kreme brand’s place as a 20th century American icon was recognized by the induction of Company artifacts into the Smithsonian Institution’s National Museum of American History.

●	1999 – Our national expansion began with our first store in California.
●	2000 – We completed our initial public offering and began trading under the ticker symbol KKD.
●	2001 – Our international expansion began with our first store in Canada.
●	2004 – Our international expansion grew beyond North America with our first store in Australia.
●	2015 – We celebrated the opening of our 1000th store worldwide and our 800th store outside of the United States.

Today, our Hot Krispy Kreme Original Glazed Now® sign is an integral contributor to the brand’s mystique. In addition, the Doughnut Theater in factory stores provides a multi-sensory introduction to the brand and reinforces the unique Krispy Kreme experience in 26 countries around the world.

Industry Overview

We operate within the quick service restaurant, or QSR, segment of the restaurant industry, although our consumer research indicated domestic customers think of our shops more like bakeries than restaurants. In our Company shops, approximately 55% of retail transactions include one or more dozens of doughnuts and the vast majority of products we sell in our shops are consumed elsewhere. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time.

We believe that the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by consumers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. We believe increases in the prices of agricultural products and energy are more likely to significantly affect our business than are economic conditions generally, because we believe our products are affordable indulgences that appeal to consumers in all economic environments.

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

In addition to retail doughnut outlets, the domestic doughnut market is comprised of several other sales channels, including grocery store packaged products, in-store bakeries within grocery stores, convenience stores, and foodservice and institutional accounts. Our CPG competitors include makers of doughnuts and snacks sold through all of these CPG channels. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. In the packaged doughnut market, we compete for sales with many well-known national brands, such as Dolly Madison, Entenmann’s, Little Debbie, Hostess and Sara Lee, as well as regional brands.

We use industry data purchased from third-party vendors to track doughnut category sales by distribution channel. Industry data indicate that during fiscal 2016, doughnut industry sales rose approximately 2.1% year-over-year in grocery stores and approximately 7.0% in convenience stores. During that same time Krispy Kreme’s market share declined 0.2% and 1.2% in those channels, respectively.

Krispy Kreme Brand Elements

Our iconic brand has several important elements that we believe have created a bond between the brand and our team members, guests, consumers and their communities. The key elements include:

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

Hot Krispy Kreme Original Glazed Now sign. The Hot Krispy Kreme Original Glazed Now sign, when illuminated, is a signal that our hot Original Glazed doughnuts are being served. Our Original Glazed doughnuts are made for several hours every morning and evening, and at other times during the day at our factory stores. The Hot Krispy Kreme Original Glazed Now sign is an impulse purchase generator and an integral contributor to our brand. We also have the Krispy Kreme Hot Light® app for smartphones and desktops that automatically notifies guests when the Hot Krispy Kreme Original Glazed Now sign is illuminated at either their favorite or the nearest Krispy Kreme shop. The app allows users to get directions to Krispy Kreme locations and find out important information regarding current promotions.

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

Community relationships. We were built upon generations of word-of-mouth marketing. We are committed to building relationships with our team members, guests and in our communities. Our shop operators support their local communities through fundraising programs and sponsorship of charitable events. Many of our loyal customers have memories of selling Krispy Kreme doughnuts to raise money for their schools, clubs and community organizations. We refer to these activities as “local relationship marketing;” it is the core building block of our marketing and directly connects our marketing efforts to our brand’s mission of “touching and enhancing lives through the joy that is Krispy Kreme.”

Heritage. For over 78 years, we have been known for producing one-of-a-kind doughnuts. Our consumer research indicates this heritage and consistency are important parts of the brand’s imagery with our guests. Icons of our heritage include paper hats, historical road signs and our “bowtie” logo.

Shop Formats

The following description of shop formats is generally applicable to all segments, although international markets generally do not use the large traditional factory shop format because most international markets serve only the on-premises distribution channel and therefore do not require the additional space required to support CPG distribution. All our international shops are operated by franchisees.

The ability to accommodate a drive-thru window is an important characteristic in most domestic shop locations, because our shops most often are situated in suburban locations that are accessed by consumers using vehicles. Of our 108 Company shops which serve on-premises customers, 105 have drive-thrus, and drive-thru sales comprise approximately 49% of these shops’ retail sales. At some of the shops which produce doughnuts 24 hours per day, we also have continuous drive-thru operations.

Over time, as we begin to develop shops in more urban, pedestrian-rich environments in the United States, smaller satellite locations may become more common because the lower size requirements may be attractive in urban markets in which the per square foot cost of real estate is greater than suburban locations. Our international franchisees tend to operate in those urban environments and, accordingly, international franchise shops tend to be smaller than their domestic counterparts, and satellite locations are more common than factory shops.

Factory Shops

Traditional Factory Shops. Historically, our business was centered around large facilities which operated both as quick service restaurants and as CPG distributors, with doughnut-making production lines and related doughnut finishing and storage space to support production for both distribution channels. The allocation between such channels is dependent on the store’s capacity and the characteristics of each market. Traditional factory shops generally are located in freestanding suburban locations ranging in size from approximately 2,800 to 5,500 square feet, and typically have equipment which can produce from 110 to 440 dozen doughnuts per hour.

The factory store category also includes eight commissaries, six of which have multiple production lines. These production lines often have equipment capable of producing 440 or 660 dozen doughnuts per hour. The commissaries typically serve CPG customers and support satellite stores, special events and fundraising. Additionally, some commissaries produce certain longer shelf-life products that are shipped to other factory stores where they are distributed to CPG customers together with products manufactured at the receiving shop.

Historically, the relatively large size and high cost of traditional factory stores limited the density of our stores in many markets, causing many of our consumers to utilize them as “destination” locations, which limited their frequency of use. Our consumer research indicates that our typical on-premises customer visits our stores an average of once a month, and a significant obstacle to more frequent customer visits is our relative lack of convenience. In addition, each factory store has significant fixed or semi-fixed costs, and margins and profitability are significantly affected by doughnut production and sales volume.

Small Retail Factory Shops. We have been developing smaller retail factory shops to serve on-premises customers exclusively, with the goal of permitting us to operate a larger number of stores, reducing the initial shop investment, reducing our per store fixed costs, lowering breakeven points and, most importantly, enabling us to focus exclusively on the consumer experience for our retail customers. These shops typically range from 2,700 to 3,000 square feet in size.

Each of these small retail factory shops contains a full doughnut production line, but on a smaller scale than the production equipment in a traditional factory store. Due to their lower cost, we believe these small format factory shops will enable us to deliver the Krispy Kreme Doughnut Theater experience to consumers in relatively smaller geographic markets than we currently serve. Our small retail factory shops generally have the capacity to produce 110 dozen doughnuts per hour, although some shops have greater capacity in order to meet consumer demand in their markets.

Satellite Shops

In addition to small retail factory shops, we have developed three varieties of satellite stores that serve fresh doughnuts delivered at least twice daily from a nearby factory store or, principally in international markets, from a central commissary production facility. Like small retail factory shops, satellite shops serve only on-premises customers and are smaller than traditional factory stores, but do not contain a doughnut-making production line.

Domestic satellite stores consist of the hot shop and fresh shop formats and, internationally include the kiosk format. Hot shops and fresh shops typically range in size from approximately 1,800 to 2,400 square feet. In each of these formats, we sell doughnuts, beverages and complementary products.

Hot shops utilize convection oven doughnut heating and finishing equipment to offer customers our hot Original Glazed doughnuts throughout the day. This equipment heats fresh unglazed doughnuts and finishes them using a hot glaze waterfall that is the same as that used in a traditional factory store. Products other than our Original Glazed doughnut generally are delivered at least twice daily to the hot shop already finished, although in some locations we perform some finishing functions at the hot shop, including application of icings and fillings, to provide consumers with elements of our Doughnut Theater experience in hot shop locations.

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

Hot shops and fresh shops typically are located in shopping centers, malls and other retail-oriented locations. Domestically, end cap spaces that can accommodate drive-thru windows are particularly desirable. Kiosks typically are located in high pedestrian traffic venues, such as airports, train stations and transportation malls. We view the satellite formats as ways to achieve market penetration and greater consumer convenience in a variety of market sizes and settings.

Strategic Initiatives

We have developed a number of strategic initiatives designed to foster our growth and improve our profitability. Our business strategy has four principal components:

●	accelerating global growth
●	leveraging technology
●	enhancing our core menu and
●	maximizing brand awareness.

Accelerating global growth

Geographic Expansion

We believe that there is a significant opportunity to expand our business globally. We plan to infill in markets in which we are already represented by expanding with existing franchise partners and growing out existing Company-owned markets. We believe this approach will permit us to leverage supply chain efficiencies and capitalize on our strong brand awareness. We also plan to evaluate new markets, regions and areas where we have limited or no existing market presence. Our goal is to achieve annual double-digit percentage growth in our systemwide unit count over the next several years.

Growth in Same Store Sales

In addition to growth from an expected increase in the number of Krispy Kreme shops, we believe we have opportunities to increase same store sales and shop average unit volumes. To achieve this goal, we are focused on increasing traffic by offering additional doughnut and beverage varieties, using strategic promotions, and encouraging special and “everyday” reasons for consumers to visit Krispy Kreme. We plan to further develop and leverage a new mobile guest engagement platform described below to build visit frequency and promote social media sharing of the Krispy Kreme consumer experience.

Leveraging Technology

We are leveraging our Hot Light smartphone app, by introducing our new mobile guest engagement platform, including the My Krispy Kreme Treats™ loyalty and rewards program. With the introduction of My Krispy Kreme Treats, we can reward guests for their purchases with a simple framework that has an easy-to-read dashboard and current product and marketing news. The app shows current points accumulated, earned rewards and points needed for the next reward. The app also offers e-gifting, which allows consumers to transfer digital reward points to family and friends.

In March 2015, we implemented the first phase of a state-of-the-art enterprise resource planning (“ERP”) system. This initial phase included core accounting system functionality, including general ledger, accounts receivable and payable, fixed assets, purchasing, warehouse management, equipment and doughnut mix manufacturing cost accounting, and database management. The first phase implementation also provided the platform for anticipated deployment of additional ERP functionality including business analytics, demand and production planning, shop cost accounting and more robust promotional analysis. We are also working to enhance our business intelligence capabilities to gather more precise and timely data including information about consumer needs and desires.

Enhancing the Core Menu

We believe our unique Krispy Kreme Original Glazed and other doughnut offerings are a core strength of our brand and a major factor differentiating us from other sweet-goods manufacturers and retailers. While we expect that doughnuts will remain at the center of our menu offerings, we expect to continue increasing doughnut variety to keep offerings both exciting and inviting. We also believe that increasing the percentage of retail consumers who purchase a beverage when visiting our shops has great potential for growing both revenues and profitability.

Maximizing Brand Awareness

We believe that CPG distribution of doughnuts, snacks and beverages, which represents approximately half of the revenues of our Company Stores segment, offers an opportunity to maximize the value of the Krispy Kreme brand. We have been adding new, longer shelf-life snacks to our product offering, and believe the CPG channel has continued opportunity for sales and profit growth.

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

We believe our fundraising program has potential for future revenue growth. For over sixty years, this program has assisted local charities and organizations and we believe we can enhance our fundraising program with the use of technology and increased awareness.

Company Stores Business Segment

Our Company Stores segment is comprised of the operations of our Company-owned stores. Of our 116 Company shops in operation as of January 31, 2016, 76 sell doughnuts and complementary products exclusively through the on-premises distribution channel. An additional 32 shops sell products through both on-premises and CPG channels, and eight commissaries serve CPG customers and support satellite stores, special events and fundraising. We expect substantially all our new shop development to primarily be on-premises retail-only shops because they are less costly to build and simpler to operate.

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

Products

Doughnuts and Related Products. We currently make and sell a wide variety of high-quality doughnuts, including our signature Original Glazed doughnut. Our shops typically offer 16 or more doughnut varieties, including six varieties that are offered at all our Krispy Kreme shops and up to four limited time doughnut offerings, with the balance of the assortment selected by the shop manager from our more than 30 other standard doughnut varieties. Most of our doughnuts, including our Original Glazed doughnut, are yeast-raised doughnuts, although we also offer several varieties of cake doughnuts and crullers. We have become known for seasonal doughnuts that come in a variety of non-traditional shapes, including hearts, pumpkins, footballs, eggs and snowmen, and which often feature icings and fillings. We also offer other doughnut varieties on a limited time basis to provide a changing variety of new and innovative doughnut menu offerings to consumers, and to promote continuous excitement about our products among our team members. Sales of doughnuts comprise approximately 89% of total retail sales, with the balance comprised principally of beverage sales.

Many of the doughnut varieties we offer in our doughnut shops are also distributed through CPG channels. In addition, we offer a number of products exclusively through CPG channels, including Danish pastries, honeybuns, fruit pies, mini-crullers and chocolate products, generally packaged as individually wrapped snacks or packaged in snack bags. Sales of yeast-raised doughnuts comprise approximately 75% of total CPG sales, with cake doughnuts and all other product offerings comprising approximately 25% of total CPG sales. The cost of doughnut mixes, shortening, sugar and packaging are the four most significant component costs of our doughnut products, comprising approximately 12%, 4%, 5% and 7%, respectively, of Company Stores’ sales in fiscal 2016.

Complementary products. We continue to develop and leverage complementary products to meet consumer needs for convenience, regional taste preference and variety. Beverages play a large role in providing convenience and satisfaction for our guests, including coffee, which has been part of the brand for many decades. We have a complete beverage program which includes drip coffees, iced coffees, both coffee-based and non-coffee-based frozen drinks, juices, milks, water, frozen/blended beverages and packaged and fountain beverages. We continue to refine our beverage offerings which include specialty espresso, cappuccino and hot chocolate drinks. Our promotional activities often include beverage and doughnut combinations.

Consumer demand for our products at our retail shops is relatively even throughout the day. The breakdown of our retail sales transactions by daypart is approximately as follows (hours between 11:00 p.m. and 6:00 a.m. have been omitted because very few of our shops are open to the public during these hours):

Hours	Percentage of Retail Transactions
6 a.m. – 10 a.m.	24%
10 a.m. – 2 p.m.	21%
2 p.m. – 6 p.m.	23%
6 p.m. – 11 p.m.	29%

The following table sets forth the type and locations of Company stores as of January 31, 2016.

	Number of Company Stores
	Factory	Satellite
State	Stores	Stores	Total
Alabama	6	3	9
Arkansas	1	-	1
District of Columbia	-	1	1
Florida	8	-	8
Georgia	15	2	17
Illinois	1	-	1
Indiana	4	-	4
Kansas	3	-	3
Kentucky	4	1	5
Louisiana	1	-	1
Maryland	1	-	1
Michigan	3	-	3
Mississippi	1	-	1
New York	-	1	1
North Carolina	17	3	20
Ohio	7	-	7
South Carolina	6	2	8
Tennessee	13	1	14
Virginia	8	2	10
West Virginia	1	-	1
Total	100	16	116

Changes in the number of Company stores during the past three fiscal years are summarized in the following table.

	Number of Company Stores
	Factory	Satellite
	Stores	Stores	Total
February 3, 2013	76	21	97
Opened	6	-	6
Closed	(1)	(1)	(2)
Change in store type	1	(1)	-
Acquired (divested)	(6)	-	(6)
February 2, 2014	76	19	95
Opened	13	-	13
Closed	-	(1)	(1)
Change in store type	2	(2)	-
Acquired (divested)	1	3	4
February 1, 2015	92	19	111
Opened	12	-	12
Closed	(5)	(3)	(8)
Change in store type	-	-	-
Acquired (divested)	1	-	1
January 31, 2016	100	16	116

CPG Distribution

Sales to CPG customers accounted for 45.5% of fiscal 2016 revenues in the Company Stores segment. Of the 116 stores operated by the Company as of January 31, 2016, 40 serve the CPG distribution channel, including eight commissaries. We sell our traditional yeast-raised and cake doughnuts in a variety of packages, generally containing from two to fifteen doughnuts. In addition, we offer in the CPG distribution channel a number of doughnuts and complementary products that we do not offer in our shops, including honeybuns, mini-crullers, fruit pies, Danish pastries and a variety of snack doughnuts. These products typically have longer shelf lives than our traditional doughnuts and are packaged in snack bags or as individually wrapped snacks. Packaged products generally are marketed from Krispy Kreme branded displays. In addition to packaged products, we sell individual loose doughnuts through our in-store bakery (“ISB”) program, using branded self-service display cases and branded packaging. We intend to introduce additional new products to expand the breadth of product offerings to consumers who purchase our products from grocers and mass merchants and convenience stores.

The CPG distribution channel is composed of two principal customer groups: grocers and mass merchants and convenience stores. Substantially all sales to grocers and mass merchants consist of packaged products, while a significant majority of sales to convenience stores consists of loose doughnuts sold through the ISB program.

We deliver doughnuts to CPG customers using a fleet of delivery trucks operated by an hourly and commissioned employee sales force. We deliver products to packaged doughnut customers three or more times per week while ISB customers generally are serviced daily. In addition to delivering product, our salespeople are responsible for merchandising our products in the displays and picking up unsold products for return to the Company shop. Our principal products are yeast-raised doughnuts having a short shelf-life, which results in unsold product costs in the CPG distribution channel, most of which are absorbed by the Company. Whenever possible, we seek to eliminate relatively lower sales volume distribution points and consolidate routes in order to reduce delivery costs and increase the average revenue per distribution point and the average revenue per mile driven.

Shop Operations

General store operations. We outline standard specifications and designs for each shop format and require compliance with our standards regarding the operation of each store, including, but not limited to, varieties of products, product specifications, sales channels, packaging, sanitation and cleaning, signage, furniture and fixtures, image and use of logos and trademarks, training, marketing and advertising. Our shops generally operate seven days a week, excluding Christmas.

Quality standards and customer service. We emphasize the importance of performance by linking a portion of both a Company shop manager’s and assistant manager’s incentive compensation to profitability and customer service. We also encourage high levels of customer service and the maintenance of our quality standards by frequently monitoring our stores through a variety of methods, including periodic quality audits, regular mystery shop visits and a toll-free consumer telephone number.

Management and staffing. Our Vice President of Company Stores Operations focuses on operations at retail-only shops and on both the doughnut production and QSR elements of our stores that serve both on-premises and CPG customers. This vice president is supported by two regional directors, as well as market managers in each geographic region to whom shop general managers report. Our CPG operations team is responsible for CPG distribution at all retail locations that also serve CPG customers, and for operation of our eight commissaries. The CPG operations management structure consists principally of a director of commissary operations who supervises the operations of our commissaries through managers at these locations, and a sales organization led by a vice president and consisting of national and regional CPG sales managers who deal with larger customers and in-store sales personnel responsible for managing sales and deliveries to individual customer locations. Store operations and CPG operations closely coordinate their activities because a substantial portion of CPG production takes place in shops which also have significant retail and fundraising distribution.

We offer a comprehensive manager training program covering the critical skills required to operate a store and a training program for all positions in the shop. The manager training program includes classroom instruction, computer-based training modules and in-shop training. Our staffing varies depending on a store’s size, volume of business and number of sales channels. Hourly employees, along with route sales personnel, are trained by local store management through hands-on experience and training manuals.

Shop Acquisitions and Refranchisings

During the past three fiscal years, we have acquired franchisee shops in Alabama, Arkansas and Illinois. We expect to consider additional franchise acquisitions from time to time when a potential acquisition involves territory that is a good geographic fit with our existing shops operations or acquisition of the shops otherwise satisfies important strategic goals.

In February 2013, we refranchised three locations in Kansas and Missouri. In July 2013, we refranchised our three stores in Dallas, Texas and entered into a development agreement with the new franchisee for 15 additional stores in the Dallas market. In September 2014, we refranchised a shop in Rockville, Maryland and entered into a development agreement with the new franchisee for 20 additional stores in southern Maryland, northern Virginia and the District of Columbia. Over time, we may consider refranchising other stores, most likely shops in markets outside our traditional base in the southeastern United States.

Domestic Franchise Business Segment

The Domestic Franchise segment consists of our domestic store franchise operations and derives revenue principally from initial development and franchise fees related to new stores and from royalties on sales by franchise stores. Domestic Franchise direct operating expenses include costs incurred to recruit new domestic franchisees, to assist with domestic store openings, to assist in the development of domestic marketing and promotional programs, and to monitor and aid in the performance of domestic franchise stores, as well as direct general and administrative expenses and certain allocated corporate costs. Revenues and costs related to licensing certain Company-owned trademarks to domestic third parties other than franchisees also are included in the Domestic Franchise segment.

We generally assist our franchisees with operating procedures, advertising and marketing programs, public relations, store design, training and technical matters. We also provide an opening team to provide on-site training and assistance both in the week prior to and during the first week of operation for each initial store opened by a new franchisee. The number of opening team members providing this assistance is reduced with each subsequent store opening for an existing franchisee.

All domestic franchisees sell products to on-premises customers, and some also sell products to CPG customers. Sales to CPG customers comprised approximately 20% of domestic franchisees’ total sales in fiscal 2016.

Our growth strategy will continue to rely on increasing store count through franchising. As of January 31, 2016, our approximately 40 domestic franchisees operated a total of 181 stores. Approximately 80% of these franchisees operate five or fewer shops, approximately 10% operate between six and ten shops, and approximately 10% operate more than ten shops.

Our domestic franchise development agreements provide for the development of a specified number of stores within a protected geography over a specified time period. Our franchisees currently pay a development fee ranging from $12,500 to $25,000 per location. Typically these fees are paid when the agreement is executed and are non-refundable. Following the execution of a development agreement, we enter into franchise agreements with our franchisees that convey the right to operate a specific Krispy Kreme shop. Our franchise agreements typically include payment of a franchise fee ranging from $12,500 to $25,000 per store and have a 15-year term which is renewable provided the franchisee meets specified criteria. Certain franchisees’ agreements provide that the franchisees may develop, with our consent, additional shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Our current franchise agreements generally provide for royalties of 4.5% of all on-premises and 1.5% of all CPG sales. This royalty fee may vary depending on when the agreements were entered into and range from 3.0% to the current 4.5%. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. Domestic franchisees are also required to pay 1.0% of sales to the Brand Fund and many of the franchise agreements require franchisees to contribute to an Advertising Fund with a contribution rate of 0.50% of sales.

The types and locations of domestic franchise stores as of January 31, 2016, along with future development commitments are summarized in the following table.

					Development
	Number of Domestic Franchise Stores				Agreement
	Factory	Satellite		Future Store	Expiration
State	Stores	Shops	Total	Commitments	(Fiscal Year)
Alabama	4	-	4	-	-
Alaska	-	-	-	4	2017
Arizona	3	5	8	1	2017
Arkansas	2	-	2	4	2018
California	17	13	30	23	2022
Colorado	2	-	2	5	2021
Connecticut	1	3	4	-	-
Delaware	1	-	1	-	-
Florida	12	9	21	7	2020
Georgia	5	3	8	-	-
Hawaii	1	-	1	-	-
Idaho	1	-	1	-	-
Illinois	4	-	4	10	2021
Iowa	1	1	2	-	-
Kansas	1	-	1	-	-
Louisiana	2	-	2	-	-
Maine	-	-	-	3	2022
Maryland	2	-	2	19	2022
Mississippi	3	1	4	-	-
Missouri	4	1	5	-	-
Montana	1	-	1	3	2019
Nebraska	2	1	3	-	-
Nevada	3	2	5	3	2021
New Hampshire	-	-	-	4	2022
New Jersey	-	1	1	6	2020
New Mexico	2	2	4	-	-
North Carolina	8	1	9	-	-
Oklahoma	2	-	2	-	-
Oregon	2	-	2	-	-
Pennsylvania	3	3	6	10	2020
South Carolina	7	2	9	1	2017
Tennessee	1	-	1	-	-
Texas	22	4	26	28	2022
Utah	2	-	2	-	-
Washington	7	-	7	2	2017
Wisconsin	1	-	1	-	-
Total	129	52	181	133

We have an equity interest in one domestic franchisee operating stores in Washington, Oregon and Hawaii at January 31, 2016, as more fully described in Note 7 to the consolidated financial statements appearing elsewhere herein. We conveyed our equity interest in the domestic franchisee operating stores in South Florida to the majority owner on January 14, 2016 as more fully described in Note 7.

Changes in the number of domestic franchise stores during the past three fiscal years are summarized in the following table.

	Number of Domestic Franchise Stores
	Factory	Satellite
	Stores	Stores	Total
February 3, 2013	99	43	142
Opened	2	9	11
Closed	-	-	-
Acquired (divested)	6	-	6
February 2, 2014	107	52	159
Opened	10	5	15
Closed	-	(3)	(3)
Acquired (divested)	(1)	(3)	(4)
February 1, 2015	116	51	167
Opened	17	2	19
Closed	(3)	(1)	(4)
Acquired (divested)	(1)	-	(1)
January 31, 2016	129	52	181

International Franchise Business Segment

The International Franchise segment consists of our international store franchise operations and derives revenue from initial development and franchise fees related to new stores and from royalties on sales by franchise stores. The franchise agreements with international area developers typically provide for the payment of royalties of 6.0% of all retail sales, 2.0% - 6.0% of all CPG sales, contributions to the Brand Fund of 0.5% of sales and one-time development and franchise fees generally ranging from $20,000 to $50,000 per store. We may, at our discretion, waive or reduce the royalty fee on a temporary or permanent basis. Additionally, certain franchisees’ agreements provide that the franchisees may develop, with our consent, additional shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees. Recently, we entered into a master franchising agreement with an international franchisee that permits them to sub-franchise the right to develop and operate stores to third parties. The sub-franchisor is generally required to pay an initial franchise fee for each developed unit as well as ongoing royalties. These are generally single unit agreements to operate a non-producing fresh shop or kiosk. We plan to grow the sub-franchising model on a limited basis.

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

The operations of international stores are similar to those of domestic stores, except that the majority of the sales of international stores are made to on-premises customers. International franchisees pioneered the hub and spoke business model, in which centralized factory stores or commissaries provide fresh doughnuts to satellite locations. Internationally, the fresh shop satellite format predominates, and shops typically are located in pedestrian-rich environments, including transportation hubs and shopping malls. Some of our international franchisees have developed small kiosk formats, which also are typically located in transportation hubs and shopping malls. The satellite shops operated by international franchisees tend to be smaller than domestic satellite shops, and the international satellite shops have lower average unit volumes than do domestic satellite shops.

Product offerings at shops outside the United States include our signature Original Glazed doughnut, a core set of doughnut varieties offered in our domestic shops and a complementary set of localized doughnut varieties tailored to meet the unique taste preferences and dietary norms in the market. Often, our glazes, icings and filling flavors are also tailored to meet local taste preferences. We work closely with our franchisees outside the United States to conduct marketing research to understand local tastes and usage occasions, which drives development of new products and marketing approaches. Beverage offerings at shops outside the United States include a complete program consisting of hot and iced espresso based beverages, frozen drinks, teas, juices, sodas, water and bottled or canned beverages. Drip coffee is also offered in many international markets, but represents a much smaller component of the beverage program relative to the United States due to international consumer preferences.

Internationally, we believe that complementary products such as baked goods and other craveable treat products will play an increasingly important role for our franchisees as they penetrate their markets and further establish the Krispy Kreme brand. These items offer franchisees the opportunity to fill and/or strengthen day part offerings to meet a broader set of customer needs.

Markets outside the United States have been a significant source of growth, and we plan to continue that growth exclusively by franchising. In the past three years, we have focused our international development efforts primarily on opportunities in markets in Asia, the Middle East and Central and South America. In fiscal 2016, we signed new development agreements for shops in Bolivia, Cambodia, Guatemala, Myanmar, Panama, Peru and South Africa.

With the exception of Canada, India and Australia, there is a single franchisee in each of the countries outside the United States where the Krispy Kreme brand is represented. All of the shops in the Middle East are operated by a single franchisee. We have an equity interest in the franchisee operating a store in Western Canada.

We have development agreements with certain of our international franchisees pursuant to which the franchisees are contractually obligated to open additional stores in their territories. Territories are typically country or region-wide, but for large countries, the development territory may encompass only a portion of a country. The international franchise agreements have a renewable 10 to 15-year term. These agreements generally do not contemplate distribution through CPG channels, although our franchisees in Canada, Australia, Mexico and the United Kingdom make such sales.

The following table sets forth the types and locations of international franchise stores and future commitments as of January 31, 2016:

	International Franchise Stores
						Development
	Fiscal				Future	Agreement
	Year First	Factory	Satellite		Store	Expiration
Country	Store Opened	Stores	Shops	Total	Commitments	(Fiscal Year)
Australia	2004	9	17	26	7	2019
Bahrain	2009	1	2	3	-	-
Bangladesh	-	-	-	-	20	2021
Bolivia	-	-	-	-	13	2022
Cambodia	-	-	-	-	10	2021
Canada	2002	4	2	6	-	-
Colombia	2015	3	5	8	17	2019
Dominican Republic	2011	1	5	6	1	2017
Germany	2016	1	-	1	-	-
Guatemala	-	-	-	-	12	2020
India	2013	4	29	33	82	2018
Indonesia	2007	1	15	16	-	-
Japan	2007	15	47	62	42	2021
Kuwait	2007	1	12	13	-	-
Malaysia	2010	2	11	13	17	2021
Mexico	2004	10	133	143	-	-
Myanmar	-	-	-	-	10	2020
Panama	-	-	-	-	17	2022
Philippines	2007	9	68	77	-	-
Puerto Rico	2009	7	-	7	-	-
Qatar	2008	1	-	1	-	-
Peru	-	-	-	-	25	2022
Russia	2014	2	16	18	32	2020
Saudi Arabia	2008	12	104	116	-	-
Singapore	2014	2	6	8	8	2018
South Africa	2016	2	-	2	30	2020
South Korea	2005	32	97	129	19	2018
Taiwan	2014	2	4	6	4	2019
Thailand	2011	3	20	23	9	2021
Turkey	2010	1	19	20	12	2017
United Arab Emirates	2008	2	20	22	-	-
United Kingdom	2004	14	51	65	50	2026
Total		141	683	824	437

Changes in the number of international franchise stores during the past three fiscal years are summarized in the following table.

	Number of International Franchise Stores
	Factory	Satellite
	Stores	Stores	Total
February 3, 2013	120	389	509
Opened	15	81	96
Closed	(8)	(23)	(31)
Change in store type	(2)	2	-
February 2, 2014	125	449	574
Opened	15	136	151
Closed	(4)	(12)	(16)
Change in store type	(3)	3	-
February 1, 2015	133	576	709
Opened	14	126	140
Closed	(5)	(20)	(25)
Change in store type	(1)	1	-
January 31, 2016	141	683	824

KK Supply Chain Business Segment

We operate an integrated supply chain to help maintain the consistency and quality of products throughout the Krispy Kreme system. The KK Supply Chain segment buys and processes ingredients it uses to produce doughnut mixes and manufactures doughnut-making equipment that all factory stores are required to purchase. The KK Supply Chain business unit is volume-driven, and our economics are enhanced by the opening of new stores and the growth of sales by existing stores. Substantially all domestic stores purchase all of their ingredients and supplies from KK Supply Chain, while KK Supply Chain sales to international franchise stores are comprised principally of doughnut mix.

We manufacture doughnut mixes at our facility in Winston-Salem, North Carolina. Additionally, we also manufacture doughnut mix concentrates, which are blended with flour and other ingredients by contract mix manufacturers to produce finished doughnut mix while maintaining our intellectual property. We have an agreement with an independent food company to manufacture certain doughnut mixes using concentrate for domestic regions outside the southeastern United States and to provide backup mix production capability in the event of a business disruption at the Winston-Salem facility.

We utilize contract mix manufacturers in multiple countries to produce doughnut mixes from one or more concentrate varieties manufactured by us, but with local sourcing of other mix ingredients. Providing concentrate to be used to make mix locally helps to reduce the substantial international transportation costs associated with shipping finished mixes, to minimize foreign import taxes, and to maintain our intellectual property.

The KK Supply Chain segment also purchases and sells key supplies, including icings and fillings, other food ingredients, juices, signage, display cases, uniforms and other items to both Company and franchisee-owned stores. In fiscal 2012, we entered into an agreement with an independent distributor to distribute products to Company and franchise stores in the eastern portion of the United States, as well as to handle the export of products to the 25 foreign countries in which our international franchisees operate. We have contracted with another independent distributor since 2008 to distribute products to domestic stores in the western portion of the United States. Implementation of the eastern U.S. outsourcing resulted in all of KK Supply Chain’s distribution operations being handled by contract distributors. We believe that moving to a substantially outsourced model has enabled us and our franchisees to benefit from the operating scale of the independent distributors and, in the case of outsourcing all export functions, to minimize the compliance and other risks associated with exporting to a large number of countries with diverse import regulations and procedures.

Flour, shortening, sugar and packaging represent the four most significant cost components of products sold by KK Supply Chain. While the flours used in the production of doughnut mixes are generic, the food properties of flour are different by type of flour and change from crop year to crop year. Accordingly, we periodically must reformulate our doughnut mixes to account for changes in the characteristics of the flour used in their production in order to maintain uniform, high quality doughnut products. We leverage our size and scale to improve the quality of our ingredients, improve purchasing efficiency, and negotiate purchase agreements, which includes purchasing commodities under agreements with terms generally ranging from one month to one year, usually at a fixed price, with most of our suppliers to achieve cost reductions for both us and our franchisees.

Revenues by Geographic Region

Set forth below is a table presenting our revenues by geographic region for fiscal 2016, 2015 and 2014. Revenues by geographic region are presented by attributing revenues from customers on the basis of the location to which our products are delivered or, in the case of franchise segment revenues, the location of the franchise store from which the franchise revenue is derived.

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Revenues by geographic region:
United States	$469,715	$438,801	$412,743
Other North America	9,890	9,204	10,000
Asia/Pacific	25,162	28,575	25,460
Middle East	5,437	6,372	5,257
Europe	7,109	6,613	6,871
South America	705	769	-
Africa	696	769	-
Total revenues	$518,714	$490,334	$460,331

Marketing

Our approach to marketing is a natural extension of our brand equity, brand attributes, relationship with our customers and our values. Our marketing team has extensive food and beverage experience, and we manage our marketing efforts on a global basis.

Domestic

To build our brand and drive our sales in a manner aligned with our brand values, we focus our domestic marketing activities in the following areas:

Shop Experience. Our factory stores (or “shops”) are where most guests first experience a hot Original Glazed® doughnut. Customers know that when our Hot Krispy Kreme Original Glazed® Now sign in the shop window is illuminated, they can enjoy a hot, fresh Original Glazed® doughnut straight off the factory line. Upon entering the shop, guests are captivated by our proprietary “Doughnut Theater” window that allows them to view the entire doughnut-making process from start to finish. Our iconic paper hats are available free to guests and hearken back to the uniforms worn by doughnut makers since our earliest days. We believe this experience begins an enduring relationship with each guest and forms the foundation of the unique Krispy Kreme experience.

Relationship Marketing. Building a “relationship” between our brand and our team members, guests, consumers and their communities is essential to the success of our marketing efforts. To that end, many of our brand-building activities are grassroots-based and focused on building relevancy with these groups. These activities include:

●	Good neighbor product deliveries to create trial uses;
●	Sponsorship of local events and nonprofit organizations;
●	“Friends of Krispy Kreme” eMessages sent to guests registered to receive monthly updates about new products, promotions and shop openings;
●	Fundraising programs designed to assist qualified local organizations raise money for their non-profit causes; and
●

Targeted social, digital, viral and interactive efforts including the use of social media channels such as Facebook, Twitter, Instagram and others to communicate promotional activity, featured products, new shop openings and local relationship marketing programs. We currently have over 5.1 million fans on Facebook.

Public Relations. We utilize public relations and media relations, product placement, event marketing and community involvement to generate and maintain brand awareness, brand relevancy and trial of our products. Our public relations activities create opportunities for traditional and digital media as well as current and prospective consumers to interact with the Krispy Kreme brand. Our key messages are as follows:

●	Krispy Kreme doughnuts are the preferred doughnut of choice for guests nationwide;
●	Krispy Kreme is a trusted food retailer with a long history of providing superior, innovative products and delivering quality customer service; and
●	Krispy Kreme cares about our brand, our team members, our guests, our consumers and the communities we serve.

Marketing, Advertising and Sales Promotion. Local relationship marketing has been central to building our brand, awareness and relevancy. In addition to these grassroots activation efforts, we will use other media as appropriate to create and maintain brand awareness, communicate promotions and generate interest, trial and store traffic. These media may include traditional tactics (e.g., free-standing newspaper inserts, direct mail, shared mail, tactical radio, television and out-of-home, etc.) and digital media (e.g., Facebook, Twitter, promoted posts, paid media support, blogs, krispykreme.com, Friends of Krispy Kreme email club, etc.).

These activities may include announcements of limited time offerings and shaped doughnut varieties, such as Valentine’s Day hearts, footballs, Halloween pumpkins and holiday snowmen. We also engage in activities and call attention to and leverage the Krispy Kreme experience and engage the public in non-traditional ways.

International

Krispy Kreme's approach to international marketing utilizes many of the same elements as the domestic marketing approach to build integrated marketing initiatives through shop experience, relationship marketing, public relations and marketing/advertising/sales promotion. One of the key foundations to developing integrated marketing programs that leverage each of these marketing elements is our efforts and focus on driving category-leading new product innovation. New product innovation is a critical focus internationally as it allows us to engage consumers more often through our marketing efforts and, at the same time, evolve our product range to more effectively meet local taste demands.

Our international marketing team works closely with the domestic marketing team to develop global programs that leverage key global occasions and celebrations, including programs for Valentine’s Day, Halloween and the holiday season. In addition, we develop international-specific programs that address the diverse needs of our international markets, regional programs that address trends and occasions unique to Asia/Pacific, Latin America and the Middle East/Europe, and assist in the development of local country-specific programs that leverage unique aspects of our broad set of markets.

To build our brand and drive sales across our international markets, our international team provides strategic leadership, marketing expertise and consulting on local market issues through dedicated regional resources. In partnership with our franchisees, we assist in local marketing planning, product offering innovation, promotional and store activation, and consumer messaging.

Brand Fund

We administer domestic and international public relations and advertising funds, which we refer to as the Brand Funds. Franchise agreements with domestic area developers and international area developers require these franchisees to contribute 1.0% and 0.5% of their sales, respectively, to the Brand Funds. Company stores contribute to the Brand Funds on the same basis as domestic area developers, as do some associate franchisees. Proceeds from the Brand Funds are utilized to develop programs that both increase sales and brand awareness while building brand affinity and are also utilized to measure consumer feedback and the performance of our products and stores. In fiscal 2016, we and our domestic and international franchisees contributed approximately $8.3 million to the Brand Funds.

In fiscal 2016, we instituted a domestic advertising fund to which many domestic franchisees, and all Company shops, contributed at a rate of 0.50% of sales. In fiscal 2016, we and our domestic franchisees contributed approximately $3.1 million to the domestic advertising fund.

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

Customer service, including frequency of deliveries and maintenance of fully stocked shelves, is an important factor in successfully competing for convenience store and grocery/mass merchant business. There is an industry trend towards expanded fresh product offerings at convenience stores during morning and evening drive times, and products are either sourced from a central commissary or brought in by local bakeries. In the packaged doughnut market, an array of doughnuts is typically merchandised on a free-standing branded display. We compete for sales with many sweet treats, including national brands, such as Dolly Madison, Entenmann’s, Little Debbie, Sara Lee and Hostess, and also regional brands.

Trademarks and Trade Names

Our doughnut shops are operated under the Krispy Kreme® trademark, and we use many federally and internationally registered trademarks and service marks, including Original Glazed® and Hot Krispy Kreme Original Glazed Now® and the logos associated with these marks. We have registered various trademarks in over 65 other countries and we generally license the use of these trademarks to our franchisees for the operation of their doughnut shops. We have also licensed our marks for other consumer goods. We believe that out trademarks and service marks have significant value and are important to our brand. When necessary, we aggressively pursue persons who use our trademarks without our consent. To better protect our brand, we have registered and maintain numerous Internet domain names.

Government Regulation

Environmental regulation. We are subject to a variety of federal, state and local environmental laws and regulations. Such laws and regulations have not had a significant impact on our capital expenditures, earnings or competitive position.

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

Food product regulation. Our doughnut mixes are primarily produced at our manufacturing facility in Winston-Salem, North Carolina and by third parties with which we have contracted for the production of mix. Production at and shipments from our Winston-Salem facility and those other production facilities are subject to applicable federal and state governmental rules and regulations. Similar state regulations may apply to products shipped from our doughnut shops to convenience stores or grocers and mass merchants.

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

International trade. We conduct business outside the United States in compliance with all foreign and domestic laws and regulations governing international business and trade. In connection with our international operations, we typically export our products, principally our doughnut mixes (or concentrates which are combined with other ingredients sourced locally to manufacture mixes) to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open shops in other countries in accordance with our desired schedule.

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

Employment regulations. We are subject to state and federal labor laws that govern our relationship with team members, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our team members are paid at rates which are influenced by changes in the federal wage regulations. Accordingly, changes in the wage regulations could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits may result in additional cost increases and other effects in the future.

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

Seasonality

Our sales peak at various times throughout the year due to certain promotional events and holiday celebrations. Additionally, our hot beverage sales generally increase during the fall and winter months while our iced beverage sales generally increase during the spring and summer months. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Team Members

We employ approximately 5,200 people. Of these, approximately 200 are employed in our headquarters and administrative offices and approximately 100 are employed in our manufacturing and distribution center. We employ approximately 600 employees in our commissaries which serve CPG customers almost exclusively, most of whom are employed full-time. In our other stores, we employ approximately 4,300 team members, of which approximately 2,300 are full-time (including approximately 700 managers, assistant managers and supervisors) with the balance employed part-time.

We are not a party to any collective bargaining agreement, although we have experienced occasional unionization initiatives. We believe our relationships with our team members generally are good.

Executive Officers

Our executive officers as of the date of this report are listed below.

Cathleen D. Allred, 43, has served as Senior Vice President – Human Resources and Organizational Development since May 2014. She served as Vice President – Corporate Human Resources and Training from March 2008 to May 2014. Prior to that, Ms. Allred served as Human Resources Director from November 2006 to March 2008. Ms. Allred joined Krispy Kreme in March 2002 as Human Resources Manager, and served in that capacity until March 2005 when she briefly left Krispy Kreme and was Human Resources Manager at Polo Ralph Lauren. She rejoined Krispy Kreme as Director of Training in October 2005. Prior to joining Krispy Kreme, she served in recruitment and human resources management positions at LifeStyle Furnishings International and American Technical Resources. Through these different company assignments, Ms. Allred developed expertise in recruitment, training, and organizational development.

Cynthia A. Bay, 58, has served as Senior Vice President of U.S. Franchises and Company Stores since August 2011. Ms. Bay joined Krispy Kreme in July 2008 as Senior Vice President of Company Store Operations. From 2006 to 2008, Ms. Bay was an independent consultant focused on operations, training, and development. Formerly, she held various management positions within McDonald’s Corporation from 1981 to 2006, where she gained extensive leadership experience in multi-unit operations, training, and franchising. Most recently, Ms. Bay was Vice President of Operations, Training, and Franchising at McDonald’s Corporation from 2003 to 2006. Ms. Bay has announced her retirement effective March 31, 2016.

Dan L. Beem, 47, has served as Senior Vice President and President of International since February 2014. Prior to joining Krispy Kreme, Mr. Beem served as President of Cold Stone Creamery and Kahala Corp. International, where he directed all international and franchise development for Kahala's 14 brands and more than 3,000 stores worldwide, including over 1,500 Cold Stone Creamery locations in 25 countries. Prior to joining Cold Stone in 2003, he held executive and management positions with Planet Hollywood, T.G.I. Fridays, Gordon Biersch Brewing Company, and NASCAR.

Price Cooper, 44, has served as Executive Vice President since January 2015 and as Chief Financial Officer since April 3, 2015. Mr. Cooper has over 15 years of restaurant industry experience. Prior to joining Krispy Kreme, Mr. Cooper was employed by Texas Roadhouse, Inc. from 2006 to 2015, serving as Chief Financial Officer from August 2011 to January 2015 and as Vice President of Finance from August 2006 until August 2011. For approximately eight years before joining Texas Roadhouse, Mr. Cooper held various financial and accounting positions at Ruby Tuesday, Inc. Before working in the restaurant industry, Mr. Cooper worked in public accounting for over five years, serving a variety of clients in the financial, construction, retail, and other industries.

Tom Kuharcik, 45, has served as Senior Vice President of Supply Chain Operations since August 2015. He joined Krispy Kreme from The Scotts Miracle-Gro Company, where he most recently served as Vice President, Global Supply Chain, with responsibility for over 45 manufacturing plants and 12 distributions centers globally. At the Scotts Company, he previously held the positions of Vice President, Global Operations and Engineering; Vice President, North American Manufacturing; Director of Lawns, Controls, and Pro Operations; Plant Manager, Marysville Operations; and Plant Manager, Milpitas Professional Operations. Before joining the Scotts Company in 2001, Mr. Kuharcik spent seven years in the specialty chemical industry at National Starch and Chemical Company and Rohm and Haas. Mr. Kuharcik has a degree in chemical engineering and an extensive operations background, which includes more than 20 years of experience in supply chain.

Tony Thompson, 49, has more than 25 years of food service, grocery products and beverage experience. Mr. Thompson has served as President and Chief Executive Officer of Krispy Kreme since June 2014. Prior to joining Krispy Kreme in June 2014, Mr. Thompson worked for Papa John’s International, Inc., where he most recently served as President and Chief Operating Officer. At Papa John’s, he previously held the positions of Executive Vice President, Global Operations; Executive Vice President, North American Operations; Senior Vice President, PJ Food Service; and Vice President, QCC Operations. Prior to joining Papa John’s in 2006, Mr. Thompson worked for The Scotts Miracle-Gro Company for six years as Plant Manager, Director of Marysville Operations and Director of Lawn and Controls Operations. Before joining the Scotts Company, he spent four years with Conagra Grocery Products Company and seven years in various roles with Gulf Coast Coca Cola. In addition, Mr. Thompson currently sits on The Salvation Army’s National Advisory Board.

Available Information

We maintain a website at www.krispykreme.com. The information on our website is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports, if applicable, that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1 (800) SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC.

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

RISKS RELATING TO OUR BUSINESS

Changes in consumer preferences and demographic trends could negatively impact our business.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. For instance, if prevailing health or dietary preferences cause consumers to avoid doughnuts in favor of foods that are perceived as healthier, our sales would suffer. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity, or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, our operating results could be negatively impacted.

Adverse weather conditions could adversely affect our business.

Adverse weather conditions can impact guest traffic at our company-owned and franchise stores and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs.

We may not be successful in implementing important strategic initiatives, which may have an adverse impact on our business.

We depend on our ability to continue to grow and evolve through various important strategic initiatives. We have developed a number of strategic initiatives designed to foster our growth and improve our profitability. Our business strategy has four principal components: accelerating global growth; leveraging technology; enhancing our core menu; and maximizing brand awareness. There can be no assurance that we will be able to implement these important strategic initiatives or that these strategic initiatives will deliver on their intended results, which could in turn adversely affect our business.

We rely on information technology in our operations and are making improvements to important business systems. Any material failure, inadequacy or interruption of that technology could adversely affect our ability to effectively operate our business and result in financial or other loss.

We and our franchisees rely on computer systems and information technology to conduct our business and our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions or failures of these systems could cause an interruption in our business which could have a material adverse effect on our results of operations and financial condition.

We are making investments in our information technology systems infrastructure designed to improve our operational capabilities and effectiveness and to provide modern technology platforms to support future growth of our business. We recently implemented a new enterprise resource planning system and are implementing various other technology enhancements to improve our business capabilities. Implementing these systems is a lengthy and expensive process that may result in a diversion of resources from other initiatives and activities. Continued execution of the project plans, or a divergence from them, may result in cost overruns, project delays or business interruptions. Business interruptions also could result from the failure of other important information technology platforms we use to operate our business. Any disruptions, delays or deficiencies in the design and/or implementation of any of these systems, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

Our business is affected by security risks for individually identifiable data of our guests, web-site users, and team members.

We receive and, in certain cases, maintain certain personal information about our guests, web-site users, and team members. The use of this information by us is regulated by applicable law, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our operations, our results and our financial condition. Significant capital expenditures could be required to remedy the problem and prevent future breaches and we could be subject to litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance with these laws and regulations.

We rely in part on our franchisees. Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new stores or build them on suitable sites or open them on schedule, could adversely affect our growth and our operating results.

Franchisees, which are all independent operators and not Krispy Kreme employees, contributed (including through purchases from KK Supply Chain) approximately 33% of our total revenues in fiscal 2016. We rely in part on these franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with franchisees, which could materially adversely affect our business, financial condition and results of operations. We provide training and support to franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. The failure of our franchisees to operate franchises successfully could have a material adverse effect on us, our reputation and our brands, and could materially adversely affect our business, financial condition and results of operations. In addition, although we do not control our franchisees and they operate as independent contractors, actions taken by any of our franchisees may be seen by the public as actions taken by us, which, in turn, could adversely affect our reputation or brands.

Lack of access to financing by our franchisees on reasonable terms could adversely affect our future operations by limiting franchisees’ ability to open new stores or leading to additional franchisee store closures, which would in turn reduce our franchise revenues and KK Supply Chain revenues. Most development agreements specify a schedule for opening stores in the territory covered by the agreement. These schedules form the basis for our expectations regarding the number and timing of new Krispy Kreme store openings. In the past, we have agreed to extend or modify development schedules for certain franchisees and may do so in the future.

Royalty revenues and most KK Supply Chain revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

Our franchisees could take actions that could harm our business.

Franchisees are independently owned and operated, and they are not our employees. Although we provide certain training and support to franchisees, our franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not operate restaurants in a manner consistent with applicable laws and regulations or in accordance with our standards and requirements. Also, franchisees may not successfully hire and train qualified managers and other restaurant personnel. Although we believe we generally enjoy a positive relationship with our franchisees, our image and reputation, and the image and reputation of other franchisees, may suffer materially if our franchisees do not operate successfully, which could result in a significant decline in systemwide sales, our revenues and our profitability.

A portion of our growth strategy depends on opening new Krispy Kreme stores both domestically and internationally.

Our ability to expand our store base both domestically and internationally is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our growth strategy. Our ability to successfully open additional franchise stores will depend on various factors, including the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, and general economic and business conditions. Further, there can be no assurance that our franchisees will successfully develop or operate their restaurants in a manner consistent with our concepts and standards, or will have the business abilities or access to financial resources necessary to open the restaurants required by their agreements.

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

Flour, shortening and sugar are our three most significant ingredients. We also purchase a substantial amount of gasoline to fuel our fleet of CPG delivery vehicles. The prices of wheat and soybean oil, which are the principal components of flour and shortening respectively, and of sugar and gasoline, have been volatile in recent years. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. Adverse changes in commodity prices could adversely affect our profitability.

We are the exclusive supplier of doughnut mixes or mix concentrates to all Krispy Kreme stores worldwide. We also supply other key ingredients and flavors to all domestic Krispy Kreme Company stores. If we have any problems supplying these ingredients, our and our franchisees’ ability to make doughnuts could be negatively affected.

We are the exclusive supplier of doughnut mixes for many domestic and international Krispy Kreme stores. As to other Krispy Kreme stores, we are the exclusive supplier of doughnut mix concentrates that are blended with other ingredients to produce doughnut mixes. We also are the exclusive supplier of other key ingredients and flavors to all domestic Company stores, most domestic franchise stores and some international franchise stores. We manufacture the doughnut mixes and concentrates at our mix manufacturing facility located in Winston-Salem, North Carolina. We distribute doughnut mixes and other key ingredients and flavors using independent contract distributors for Krispy Kreme shops domestically and internationally. We have a secondary source of mix production that currently produces mix for distribution to most Krispy Kreme stores west of the Mississippi River and could manufacture our doughnut mixes for other regions in the event of a shut-down or loss of capacity at our Winston-Salem facility. Nevertheless, an interruption of production at our manufacturing facility could impede our ability or that of our franchisees to make doughnuts. In addition, in the event that any of our supplier relationships terminate unexpectedly, even where we have multiple suppliers for the same ingredient, we may not be able to obtain adequate quantities of the same high-quality ingredient at competitive prices.

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

As of January 31, 2016, there were 824 Krispy Kreme stores operated outside of the United States, representing 74% of our total store count, all of which were operated by franchisees. Our revenues from international franchisees are exposed to the potentially adverse effects of our franchisees’ operations, political instability, currency exchange rates, local economic conditions and other risks associated with doing business in foreign countries. Royalties are based on a percentage of net sales generated by our foreign franchisees’ operations. Royalties payable to us by our international franchisees are based on a conversion of local currencies to U.S. dollars using the prevailing exchange rate, and changes in exchange rates could adversely affect our revenues. To the extent that the portion of our revenues generated from international operations increases in the future, our exposure to changes in foreign political and economic conditions and currency fluctuations will increase.

We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act, the Foreign Corrupt Practices Act, and applicable local law. We typically export our products, principally our doughnut mixes and doughnut mix concentrates, to our franchisees in markets outside the United States. Numerous government regulations apply to both the export of food products from the United States as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open stores in other countries in accordance with our desired schedule.

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

Sales to CPG customers represent a significant portion of our sales. The infrastructure necessary to support CPG distribution results in significant fixed and semi-fixed costs. Also, the loss of one of our large CPG customers could adversely affect our financial condition and results of operations.

We have several large CPG customers. Our top two such customers accounted for approximately 15% of total Company Stores segment revenues during fiscal 2016. The loss of one of our large national CPG customers could adversely affect our results of operations across all domestic business segments. These customers do not enter into long-term contracts; instead, they make purchase decisions based on a combination of price, product quality, consumer demand and service quality. They may in the future use more of their shelf space, including space currently used for our products, for other products, including private label products. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.

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

Food safety, including the possibility of food tampering or contamination is a concern for any food service business. Any report or publicity linking us or one of our franchisees to food safety issues, including food tampering or contamination, could adversely affect our reputation as well as our revenues and profits. Increased use of social media could amplify the effects of negative publicity. Food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain or lower margins for us and our franchisees. Additionally, food safety issues could expose us to litigation or governmental investigation.

Recent healthcare legislation and other potential employment legislation could adversely affect our business.

Federal legislation regarding government-mandated health benefits and potential minimum wage legislation is expected to increase our and our domestic franchisees’ costs. It is difficult to predict the overall impact of the healthcare legislation on our business and the businesses of our domestic franchisees over the coming years. Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. Many of our domestic franchisees operate in states and localities, where the minimum wage is significantly higher than the federal minimum wage. Increases in minimum wage may also result in increases in the wage rates paid for non-minimum wage positions.

Our success depends on our ability to compete with many food service businesses.

We compete with many well-established food service companies. At the retail level, we compete with other doughnut retailers and bakeries, specialty coffee retailers, bagel shops, fast-food restaurants, delicatessens, take-out food service companies, convenience stores and supermarkets. At the CPG level, we compete primarily with grocery store bakeries, packaged snack foods and vending machine dispensers of snack foods. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins. Moreover, many of our competitors offer consumers a wider range of products. Many of our competitors or potential competitors have substantially greater financial and other resources than we do which may allow them to react to changes in pricing, marketing and the quick service restaurant industry better than we can. As competitors expand their operations, we expect competition to intensify. In addition, the start-up costs associated with retail doughnut and similar food service establishments are not a significant impediment to entry into the retail doughnut business. If we are unable to successfully compete, we may be unable to sustain or increase our revenues and profitability.

RISKS RELATING TO INTELLECTUAL PROPERTY

Our failure or inability to enforce our trademarks could adversely affect the value of our brands.

We own certain common-law trademark rights in the United States, as well as numerous trademark and service mark registrations in the United States and in other jurisdictions. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. We therefore devote appropriate resources to the protection of our trademarks and aggressively pursue persons who unlawfully and without our consent use or register our trademarks. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. We have a system in place that is designed to detect potential infringement on our trademarks, and we take appropriate action with regard to such infringement as circumstances warrant. The protective actions that we take, however, may not be sufficient, in some jurisdictions, to secure our trademark rights for some of the goods and services that we offer or to prevent imitation by others, which could adversely affect the value of our trademarks and service marks or cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property.

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

The market price of our common stock has been volatile and may continue to be volatile. This volatility may cause wide fluctuations in the price of our common stock, which is listed on the New York Stock Exchange. The market price may fluctuate in response to many factors including:

●	Changes in general conditions in the economy or the financial markets;
●	Variations in our quarterly operating results or our operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	Changes in financial estimates by securities analysts;
●	The operating and stock price performance of companies that investors deem comparable to us; and
●	The impact of our share repurchase program.

Our charter and bylaws contain provisions that may make it more difficult or expensive to acquire us in the future or may negatively affect our stock price.

Our articles of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. They may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Stores. As of January 31, 2016, there were 1,121 Krispy Kreme stores systemwide, of which 116 were Company stores and 1,005 were operated by franchisees.

●	As of January 31, 2016, all of our Company stores, except our eight commissaries, had on-premises sales. In addition to our commissaries, 32 of our Company factory stores also engaged in CPG sales.
●

Of the 116 Company stores in operation as of January 31, 2016, we owned the land and building for 37 stores, we owned the building and leased the land for 38 stores, leased both the land and building for 21 stores and leased space for 20 in-line and end cap locations.

KK Supply Chain facilities. We own a 150,000 square foot facility in Winston-Salem, North Carolina, which houses our doughnut mix plant and distribution center. This facility also houses a commissary serving CPG customers that was opened late in fiscal 2012. We own another 105,000 square foot facility in Winston-Salem which we use primarily as our equipment manufacturing facility, but which also contains our research and development and training facilities.

Other properties. Our corporate headquarters is located in Winston-Salem, North Carolina. We lease the entire 86,000 square feet of this facility under a lease that expires on November 30, 2026, with two five-year renewal options.

Item 3. LEGAL PROCEEDINGS.

Pending Matters

Except as disclosed below, we are currently is not a party to any material legal proceedings.

K² Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against us, our franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that we and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. We therefore do not know the amount or range of possible loss related to this matter. We believe that these allegations are false and intend to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs appealed that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. We moved for summary judgment on May 7, 2015 and are awaiting a decision by the Superior Court. We do not believe it is probable that a loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying financial statements.

Other Legal Matters

We also are engaged in various legal proceedings arising in the normal course of business. We maintain customary insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, some of which provide for relatively large deductible amounts. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on our consolidated financial statements.

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

	High	Low
Year Ended February 1, 2015:
First Quarter	$21.30	$15.70
Second Quarter	19.30	14.82
Third Quarter	19.02	14.90
Fourth Quarter	21.08	18.18
Year Ended January 31, 2016:
First Quarter	$22.32	$17.68
Second Quarter	20.38	16.90
Third Quarter	18.82	13.61
Fourth Quarter	15.50	13.01

Holders

As of March 20, 2016, there were approximately 13,500 shareholders of record of our common stock.

Dividends

We did not pay any cash dividends in fiscal 2016 or fiscal 2015. Because we intend to invest significant amounts of cash in assets and activities we believe will grow our business and generate significant earnings over the long term, we do not anticipate paying regular cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On July 11, 2013, our Board of Directors authorized the repurchase of up to $50 million of our common stock, and subsequently, increased such authorization on March 12, 2014, September 17, 2014 and on June 16, 2015, such that it totaled $155 million at January 31, 2016. The authorization has no expiration date. Pursuant to this authorization, as of January 31, 2016, we had cumulatively repurchased 6,197,099 shares at an average price of $18.00 per share, for a total cost of $111.6 million. During the year ended January 31, 2016, we repurchased 2,775,056 shares under the authorization at an average price of $18.02 per share, for a total cost of $50.0 million (none of which were purchased in the fourth quarter). At January 31, 2016, there remained approximately $43.4 million available for future repurchases under the authorization. In March 2016, our Board of Directors increased the authorization by an additional $100.0 million to $255.0 million. Including the March 2016 increase in authorization, $143.4 million remains available for future share repurchases.

Additionally, we generally permit holders of restricted stock unit awards to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common stock in lieu of reimbursing us in cash. During the year ended January 31, 2016, we repurchased 97,271 shares to satisfy obligations to reimburse us at an average price of $16.03 per share, for a total cost of $1.6 million.

Due to our incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase. We expect to make additional share repurchases in the future.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans	the Plans or
	Purchased	per Share (or Unit)	or Programs	Programs
Period	(a)	(b)	(c)	(d)
November 2, 2015 through November 29, 2015	-	$-	-	$43,432,531
November 30, 2015 through December 27, 2015	-	-	-	43,432,531
December 28, 2015 through January 31, 2016	15,875	14.24	-	43,432,531
Total	15,875	$14.24	-

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the NYSE Composite Index and Standard & Poor’s Restaurants Index for the period from January 30, 2011 through January 31, 2016. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	January 30,	January 29,	February 3,	February 2,	February 1,	January 31,
	2011	2012	2013	2014	2015	2016
Krispy Kreme Doughnuts, Inc.	$100.00	$119.72	$203.13	$269.95	$304.69	$229.42
NYSE Composite Index	100.00	97.69	111.19	126.71	137.19	128.54
S&P 500 Restaurants Index	100.00	140.48	146.82	164.36	184.72	231.22

Item 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements appearing elsewhere herein. Our fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks.

	Year Ended
	January 31,	February 1,	February 2,	February 3,	January 29,
	2016	2015	2014	2013	2012
	(In thousands, except per share and number of stores data)
STATEMENT OF INCOME DATA:
Revenues	$518,714	$490,334	$460,331	$435,843	$403,217
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	414,481	395,944	376,653	363,265	345,634
General and administrative expenses	27,646	28,558	25,149	25,089	22,188
Depreciation and amortization expense	16,199	12,840	11,106	9,891	8,235
Impairment charges and lease termination costs	4,723	955	1,374	306	793
Pre-opening costs related to Company Stores	2,667	2,530	563	400	349
(Gains) and losses on commodity derivatives, net	900	2,124	1,459	(837)	451
(Gain) on refranchisings, net of business acquisition
charges	-	(854)	(2,543)	-	-
Operating income	52,098	48,237	46,570	37,729	25,567
Interest income	366	406	616	114	166
Interest expense	(1,638)	(856)	(1,057)	(1,642)	(1,666)
Loss on retirement of debt	-	-	(967)	-	-
Equity in losses of equity method franchisees	-	(118)	(221)	(202)	(122)
Gain on sale of interest in equity method franchisee	-	-	-	-	6,198
Other non-operating income and (expense), net	1,008	547	119	317	215
Income before income taxes	51,834	48,216	45,060	36,316	30,358
Provision for income taxes	19,436	18,156	10,804	15,537	(135,911)
Net income	$32,398	$30,060	$34,256	$20,779	$166,269
Earnings per common share:
Basic	$0.50	$0.45	$0.51	$0.31	$2.40
Diluted	$0.48	$0.44	$0.48	$0.30	$2.33

BALANCE SHEET DATA (AT END OF YEAR):
Working capital(1)	$49,423	$54,644	$57,232	$64,785	$45,182
Total assets	342,875	352,713	338,546	341,938	334,948
Loan and lease obligations, less current portion	11,217	9,354	1,659	23,595	25,369
Total shareholders' equity	256,140	267,786	265,093	246,432	249,126
Number of stores at end of year:
Company	116	111	95	97	92
Franchise	1,005	876	733	651	602
Systemwide	1,121	987	828	748	694

1 -	Reflects the retrospective adoption of ASU 2015-17, as more fully disclosed in Note 1 to the consolidated financial statements, whereas prior period current deferred income tax assets were reclassified to noncurrent deferred income tax assets. Amounts of $23.2 million, $23.8 million, $23.3 million and $10.5 million were reclassified for fiscal 2015, 2014, 2013, and 2012, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Executive Summary

Krispy Kreme Doughnuts, Inc. is a leading branded retailer and wholesaler of high quality doughnuts, coffee and other complementary beverages, and treats and packaged sweets. Since 1937, our principal business has been owning and franchising Krispy Kreme stores that sell our products in both domestic and international markets. We believe that the one-of-a-kind taste experience of our doughnuts is the foundation of our concept and the common thread that binds generations of our loyal customers.

During fiscal 2016, we made progress on several key strategic initiatives. We continued to accelerate our global growth by adding 134 net shops worldwide and have expanded our total store base by over 13% year over year. As of January 31, 2016, there are 1,121 Krispy Kreme stores worldwide and we have development agreements for 133 domestic franchise shops and 437 international franchise shops to be developed through fiscal 2026.

We are focused on opportunities to leverage the iconic Krispy Kreme brand. During fiscal 2016, we announced a licensing agreement with the Army & Air Force Exchange Service which will provide Krispy Kreme products to U.S. troops and families at military bases throughout Europe. In addition, we began selling Krispy Kreme gift cards in third-party retail stores in the latter part of fiscal 2016. In early fiscal 2017, we also reached an agreement whereby longer shelf-life, non-yeast based products will be distributed to convenience and drug stores nationally.

We continued our investments in technology with the implementation of the first phase of a state-of-the-art ERP system. We believe this provides a platform for additional ERP functionality including enhanced business intelligence capabilities. We completed the launch of a Krispy Kreme loyalty program to virtually all domestic locations and believe this will provide a powerful tool to gather guest information and help drive sales growth.

During fiscal 2016, we returned $50.0 million in cash to shareholders through the repurchase of 2.8 million shares of common stock. Since our repurchase plan was approved, we have repurchased 6.2 million shares of common stock for a total cost of $111.6 million. In March 2016, our Board of Directors increased the authorization by an additional $100.0 million to $255.0 million. The share repurchase plan has no expiration date and including the March 2016 increase in authorization, $143.4 million remains available for future share repurchases.

Financial Highlights

As we executed our strategic initiatives, we accomplished the following results in fiscal 2016:

●	Our revenue increased 5.8% to $518.7 million from $490.3 million in fiscal 2015.
●	Systemwide domestic same store sales increased 3.9% as same store sales grew 4.8% and 2.4% at Domestic Franchise and Company stores, respectively.
●	On a constant currency basis, International franchise same store sales declined 3.9% reflecting, among other things, the impact of high shop growth.
●	Operating income grew 8.0% to $52.1 million from $48.2 million in fiscal 2015.
●

Net income grew to $32.4 million, or $0.48 per diluted share, from $30.1 million or $0.44 per diluted share in the prior year. Adjusted earnings per diluted share were $0.80 compared to $0.70 in fiscal 2015. Adjusted earnings per diluted share is a non-GAAP measure of performance. See the discussion under “Non-GAAP Measures” below.

●	Cash provided by operating activities grew to $78.9 million from $62.9 million in fiscal 2015.

Fiscal 2017 Outlook

We anticipate that fiscal 2017 will be another year of growth as we build on recent trends. We believe that our worldwide store count will increase by over 10% with the addition of 150-170 shops, net, including 120-140 shops outside of the U.S. We also expect to achieve positive systemwide domestic same store sales growth. However, we anticipate that International Franchise same store sales growth on a constant currency basis will continue to be negative due to the on-going impact of high shop growth on existing unit sales.

We expect growth in cash flow from operations to be invested in growing the business with approximately $30 million in capital expenditures. We plan to continue to return cash flow to shareholders via share repurchases.

Results of Operations

The following tables set forth operating metrics with respect to our Company stores and the stores operated by our domestic and international franchisees.

	52 Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Change in Same Store Sales (retail sales only):
Company stores	2.4%	1.3%	8.3%
Domestic Franchise stores	4.8%	3.7%	10.4%
International Franchise stores	(12.2)%	(4.7)%	(8.1)%
International Franchise stores, in constant dollars(1)	(3.9)%	(2.7)%	(3.4)%

Company Stores - Consumer Packaged Goods - wholesale sales:
Change in average weekly number of doors	0.5%	1.9%	(3.6)%
Change in average weekly sales per door	(0.9)%	(1.1)%	6.9%

Systemwide Sales (in thousands):(2)
Company stores	$346,538	$322,521	$303,973
Domestic Franchise stores	361,605	337,072	317,864
International Franchise stores	479,851	476,364	438,027
International Franchise stores, in constant dollars(3)	479,851	431,231	388,309

Average Weekly Sales Per Store (in thousands):(4) (5) (6)
Company stores:
Factory stores:
Commissaries - Consumer Packaged Goods - wholesale	$205.7	$190.5	$202.9
Dual-channel stores:
On-premises	40.3	38.9	37.4
Consumer Packaged Goods - wholesale	44.2	48.4	49.0
Total	84.5	87.3	86.4
On-premises only stores	35.3	35.7	37.3
All factory stores	67.1	70.8	74.4
Satellite stores	24.7	22.1	21.4
All stores	60.8	62.1	63.4

Domestic Franchise stores:
Factory stores	$49.8	$50.2	$51.4
Satellite stores	18.6	18.0	18.0

International Franchise stores:
Factory stores	$36.5	$40.9	$40.1
Satellite stores	8.2	9.5	10.2

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the 52-weeks ended February 2, 2014 and February 1, 2015 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the year ended January 31, 2016.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics are computed based only on stores open at the respective period end.
(6)	Metrics are computed based on each store’s classification at the end of the respective period.

In the first quarter of fiscal 2016, we revised our presentation of the change in same store sales metric. The change in same store sales now includes retail sales only and excludes fundraising. We believe this change provides a more meaningful measurement of the change in same store sales and that this is a more relevant metric as the continued success of our retail model is largely dependent on approximately 90% of on-premises sales coming from the retail business. All same store sales change metrics in this current report reflect the new presentation for all periods. We furnished a Current Report on Form 8-K on June 10, 2015 providing quarterly tables showing the change in same store sales for Company, Domestic franchise and International franchise shops for fiscal 2013 through fiscal 2015 using the revised presentation compared to the former presentation.

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

For consumer packaged goods - wholesale sales, “average weekly number of doors” represents the average number of customer locations to which product deliveries to grocers/mass merchants and convenience stores were made during a week, and “average weekly sales per door” represents the average weekly sales to each such location.

Systemwide sales, a non-GAAP financial measure, include sales by both Company and franchise Krispy Kreme stores. We believe systemwide sales data are useful in assessing consumer demand for our products, the overall success of the Krispy Kreme brand and, ultimately, the performance of the Company. All of our royalty revenues are computed as percentages of sales made by our domestic and international franchisees, and substantially all of KK Supply Chain’s external sales of doughnut mixes and other ingredients ultimately are determined by demand for our products at franchise stores. Accordingly, sales by our franchisees have a direct effect on our royalty and KK Supply Chain revenues, and therefore on our profitability. Our consolidated financial statements appearing elsewhere herein include sales by Company stores, sales to franchisees by the KK Supply Chain business segment, and royalties and fees received from franchise stores based on their sales, but exclude sales by franchise stores to their customers.

The following table sets forth data about the number of systemwide stores as of January 31, 2016, February 1, 2015 and February 2, 2014.

	January 31,	February 1,	February 2,
	2016	2015	2014
Number of Stores Open At Year End:
Company stores:
Factory:
Commissaries	8	8	7
Dual-channel stores	32	32	31
On-premises only stores	60	52	38
Satellite stores	16	19	19
Total Company stores	116	111	95

Domestic Franchise stores:
Factory stores	129	116	107
Satellite stores	52	51	52
Total Domestic Franchise stores	181	167	159

International Franchise stores:
Factory stores	141	133	125
Satellite stores	683	576	449
Total international franchise stores	824	709	574

Total systemwide stores	1,121	987	828

The following table sets forth data about the number of store operating weeks for the 52 weeks ended January 31, 2016, February 1, 2015 and February 2, 2014.

	52 Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Store Operating Weeks: (1)
Company stores:
Factory stores:
Commissaries	416	416	364
Dual-channel stores	1,653	1,623	1,684
On-premises only stores	3,016	2,263	1,805
Satellite stores	884	982	1,011

Domestic Franchise stores:(2)
Factory stores	6,251	5,738	5,365
Satellite stores	2,641	2,651	2,406

International Franchise stores:(2)
Factory stores	5,875	5,559	5,296
Satellite stores	31,654	25,696	21,180

(1)	Metrics are computed based on each store’s classification at the end of the respective period.
(2)	Metrics are computed based only on stores open at the respective period end.

Non-GAAP Measures

Management evaluates our results of operations using, among other measures, adjusted net income and adjusted earnings per share, which reflect the provision for income taxes only to the extent such taxes are currently payable in cash. In addition, management excludes from adjusted net income charges and credits that are unusual and infrequently occurring. Management believes adjusted net income and adjusted earnings per share are useful performance measures because they more closely measure the cash flows generated by our operations and the trends in those cash flows than do GAAP net income and earnings per share, and because they exclude the effects of transactions that are not indicative of our ongoing results of operations. Adjusted net income and adjusted earnings per share are non-GAAP measures.

We have substantial net operating loss carryforwards and, accordingly, our cash payments for income taxes are not significant and are expected to remain insignificant for the next three years. See “Provision for Income Taxes” below, and Note 16 to the consolidated financial statements appearing elsewhere herein.

Adjustments for fiscal 2016 included impairment charges and lease termination costs of approximately $4.4 million in the fourth quarter of fiscal 2016. The majority of these charges relate to stores closed in fiscal 2016 and stores expected to be closed in early fiscal 2017. Impairment charges and lease termination costs of this magnitude and nature are excluded from adjusted net income because including them is not representative of the ongoing performance of our remaining assets. Adjustments for fiscal 2015 included a pretax charge in the fourth quarter of $2.5 million for the settlement of amounts due under an employment agreement with our former chief executive officer. That officer transitioned from the executive chairman role to the non-employee role of non-executive chairman of the board of directors in January 2015. In the second quarter of fiscal 2014, we recorded a charge of $967,000 related to the retirement of our secured credit facilities, consisting principally of the write off of deferred financing costs related to our term loan, which was retired in full, and the termination of an interest rate hedge related to the term loan. Charges of this nature are not expected to recur on a regular basis. Accordingly, financial results for fiscal 2016 are not directly comparable to those for fiscal 2015 or fiscal 2014.

The following presentation of adjusted net income, the related reconciliation of adjusted net income to GAAP net income, and the presentation of adjusted earnings per share are intended to facilitate comparisons of fiscal 2016 results with our results for fiscal 2015 and 2014 in light of the effects of the matters discussed above, and to illustrate the material difference between our income tax expense and income taxes currently payable. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider certain impairment charges and lease termination costs and income taxes except to the extent to which those taxes currently are payable, for example, in capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
	(In thousands, except per share amounts)
Net income, as reported	$32,398	$30,060	$34,256
Impairment charges and lease termination costs	4,437	-	-
Charge for settlement of employment contract	-	2,464	-
Loss on retirement of debt	-	-	967
Provision for deferred income taxes	16,650	15,729	8,014
Adjusted net income	$53,485	$48,253	$43,237

Adjusted earnings per common share:
Basic	$0.82	$0.73	$0.64
Diluted	$0.80	$0.70	$0.61

Weighted average shares outstanding:
Basic	65,221	66,360	67,261
Diluted	66,907	68,929	71,054

Revenues by business segment (expressed in dollars and as a percentage of total revenues) and operating income by business segment are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$349,495	$325,306	$306,825
Domestic Franchise	15,498	13,450	11,839
International Franchise	27,736	28,598	25,607
KK Supply Chain:
Total revenues	254,540	244,688	231,229
Less - intersegment sales elimination	(128,555)	(121,708)	(115,169)
External KK Supply Chain revenues	125,985	122,980	116,060
Total revenues	$518,714	$490,334	$460,331

Segment revenues as a percentage of total revenues:
Company Stores	67.4%	66.3%	66.7%
Domestic Franchise	3.0	2.7	2.6
International Franchise	5.3	5.8	5.6
KK Supply Chain (external sales)	24.3	25.1	25.2
	100.0%	100.0%	100.0%

Operating income:
Company Stores	$15,500	$12,222	$11,021
Domestic Franchise	9,724	8,065	6,416
International Franchise	20,354	20,026	17,977
KK Supply Chain	44,841	42,726	38,412
Total segment operating income	90,419	83,039	73,826
General and administrative expenses	(27,646)	(28,558)	(25,149)
Corporate depreciation and amortization expense	(2,385)	(1,489)	(1,254)
Impairment charges and lease termination costs	(4,723)	(955)	(1,374)
Pre-opening costs related to Company Stores	(2,667)	(2,530)	(563)
Gains and (losses) on commodity derivatives, net	(900)	(2,124)	(1,459)
Gain on refranchisings, net of business acquisition charges	-	854	2,543
Consolidated operating income	52,098	48,237	46,570
Interest income	366	406	616
Interest expense	(1,638)	(856)	(1,057)
Loss on retirement of debt	-	-	(967)
Equity in losses of equity method franchisee	-	(118)	(221)
Other non-operating income and (expense), net	1,008	547	119
Income before income taxes	51,834	48,216	45,060
Provision for income taxes	19,436	18,156	10,804
Consolidated net income	$32,398	$30,060	$34,256

In the first quarter of fiscal 2016, we changed the presentation of the Consolidated Statement of Income and segment financial information. Pre-opening costs related to Company Stores; gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges are now separate line items on the Consolidated Statement of Income and are no longer in the respective business segments’ operating income in Note 2. Such changes were made to provide more clarity and visibility to our operations and to conform to new management reporting. We furnished a Current Report on Form 8-K on June 10, 2015 providing the Consolidated Statement of Income and segment financial information for the quarterly and annual periods in fiscal 2014 and fiscal 2015 conformed to the fiscal 2016 presentation. We have made no changes to our reportable segments. These presentation changes had no impact on our consolidated operating income or consolidated net income.

FISCAL 2016 COMPARED TO FISCAL 2015

A discussion of the revenues and operating results of each of our four business segments follows, together with a discussion of income statement line items not associated with specific segments.

Company Stores

The components of Company Stores revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Year Ended		Percentage of Total Revenues Year Ended
	January 31,	February 1,	January 31,	February 1,
	2016	2015	2016	2015
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$174,878	$151,956	50.0%	46.7%
Fundraising sales	15,566	15,406	4.5	4.7
Total on-premises sales	190,444	167,362	54.5	51.4
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchants	95,343	95,272	27.3	29.3
Convenience stores	56,464	57,434	16.2	17.7
Other consumer packaged goods	7,244	5,238	2.1	1.6
Total consumer packaged goods sales	159,051	157,944	45.5	48.6
Total revenues	349,495	325,306	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	127,255	121,669	36.4	37.4
Labor and benefits costs	114,138	104,354	32.7	32.1
Total cost of sales	241,393	226,023	69.1	69.5
Vehicle costs(1)	15,134	16,559	4.3	5.1
Occupancy(2)	12,318	10,731	3.5	3.3
Utilities expense	7,127	6,419	2.0	2.0
Other store operating expenses	21,058	18,605	6.0	5.7
Total store level costs	297,030	278,337	85.0	85.6
Company Stores contribution(3)	52,465	46,969	15.0	14.4
Marketing expense	7,721	6,501	2.2	2.0
Depreciation and amortization expense	12,736	10,534	3.6	3.2
Direct and indirect operating costs(4)	16,508	17,712	4.7	5.4
Segment operating income	$15,500	$12,222	4.4%	3.8%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. We believe that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions, and allocated overhead.

A reconciliation of Company Stores segment sales from fiscal 2015 to fiscal 2016 follows:

		Consumer
		Packaged Goods -
	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended February 1, 2015	$167,362	$157,944	$325,306
Sales at closed stores	(2,150)	-	(2,150)
Fiscal 2015 sales at refranchised stores	(1,407)	-	(1,407)
Increase (decrease) in sales at established stores (open stores only)	1,164	(2,243)	(1,079)
Increase in sales related to stores opened in fiscal 2015 and 2016	20,675	-	20,675
Increase in sales related to stores acquired in fiscal 2015 and 2016	4,800	3,350	8,150
Sales for the year ended January 31, 2016	$190,444	$159,051	$349,495

The increase in on-premises sales resulted from an increase in retail sales of 15.1% to $174.9 million in fiscal 2016 compared to $152.0 million in fiscal 2015. The growth in retail sales in fiscal 2016 was principally due to a 13.0% increase in store operating weeks and a 2.4% increase in same store sales. The same store sales increase in fiscal 2016 was due principally to a 2.5% increase in the average guest check which resulted from reducing our promotional incentives tied to free transactions and adding a second tier pricing level during fiscal 2016.

We continuously evaluate and adjust our marketing, promotional and operational activities and techniques with the goal of increasing both customer traffic and average guest check in our shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores segment. During fiscal 2016, we reduced our reliance on everyday discounting, shifted more toward leveraging special event days and implemented tiered menu pricing.

CPG sales

Sales to CPG accounts increased to $159.1 million in fiscal 2016 compared to $157.9 million in fiscal 2015 including an increase in sales to grocers and mass merchants and other CPG sales partially offset by a decline in sales to convenience stores. Sales in the grocers and mass merchants and convenience stores channels declined from $152.7 million in fiscal 2015 to $151.8 million in fiscal 2016. The decrease in these CPG channels reflects a 0.5% increase in the average number of doors served offset by a 0.9% decrease in average weekly sales per door. The increase in the average number of doors served in the CPG channels principally reflects an increase in doors resulting from the acquisition of a store in Little Rock, Arkansas in late first quarter fiscal 2016 partially offset by our ongoing efforts to manage profitability in the CPG channels including the reduction of lower volume doors. The decrease in the average weekly sales per door in the CPG channels in fiscal 2016 reflects a decrease in sales at higher volume customers and our ongoing efforts to manage profitability.

Company Stores contribution and costs and expenses

The improvement in Company Stores contribution margin (a non-GAAP financial measure) to 15.0% in fiscal 2016 from 14.4% in fiscal 2015 was driven by lower agricultural commodity and gasoline costs, partially offset by an increase in labor costs and higher product returns in the CPG category.

Cost of food, beverage and packaging as a percentage of revenues decreased by 100 basis points from fiscal 2015 to 36.4% in fiscal 2016. The improvement was principally due to a decrease in input costs for sugar, shortening and packaging and an increase in on-premises sales, which typically have lower food costs, compared to CPG sales, as a percentage of total revenues. The cost of food, beverage and packaging as a percentage of sales is often greater in the CPG distribution channel compared to the on-premises channel because average product selling prices generally are lower in the CPG distribution channel and because of the effect of product returns in the CPG distribution channel. This improvement was partially offset by higher product returns in the CPG category and an increase in consumer promotional incentives that adversely affected margins.

Labor and benefits costs as a percentage of revenues increased in fiscal 2016 compared to fiscal 2015. Labor cost increases were driven by an increase in our average hourly wage rate. Additionally, benefits expense increased as a result of higher workers’ compensation costs in fiscal 2016 compared to fiscal 2015 principally resulting from the periodic update of the actuarial valuation related to workers’ compensation partially offset by decrease in health care costs resulting from a decrease in claims partially offset by an increase in participants during the year. We are self-insured for such costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of claims directly affect our results of operations. As a result of our periodic update of our actuarial valuation of workers’ compensation claims, we recorded favorable adjustments relating to our workers’ compensation liability claims for prior policy years of approximately $150,000 in fiscal 2016, all of which was recorded in the fourth quarter compared to $1.3 million in fiscal 2015, of which $660,000 was recorded in the fourth quarter. An increase in shop labor as a percentage of revenue was partially offset by a decrease in delivery labor as a percentage of revenue.

Vehicle costs as a percentage of revenues decreased from 5.1% of revenues in fiscal 2015 to 4.3% of revenues in fiscal 2016, reflecting lower fuel costs and a reduction in mileage.

Other store operating expenses increased to 6.0% of revenues in fiscal 2016 from 5.7% of revenues in fiscal 2015 principally due to an increase in equipment repairs and maintenance and an increase in other supplies and services costs. This increase was partially offset by a decrease that was the result of costs of approximately $700,000 related to the redesigned apparel distributed to both on-premises and CPG personnel at all Company shops during the third quarter of fiscal 2015. There was no similar expense during fiscal 2016.

Depreciation and amortization expense increased to 3.6% of revenues in fiscal 2016 from 3.2% in fiscal 2015 due to construction of new stores and store refurbishments at existing stores since fiscal 2015.

Direct and indirect operating costs decreased in fiscal 2016 to 4.7% of revenues from 5.4% of revenues in fiscal 2015 as a result of a gain of approximately $660,000, net of fees incurred, related to the settlement of a claim filed by the Company for lost operating income arising from the 2010 Deepwater Horizon oil spill in the Gulf of Mexico

Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

Domestic Franchise

	Year Ended
	January 31,	February 1,
	2016	2015
	(In thousands)
Revenues:
Royalties	$13,223	$11,937
Development and franchise fees	895	525
Other	1,380	988
Total revenues	15,498	13,450

Operating expenses:
Segment operating expenses	5,009	4,850
Depreciation expense	65	135
Allocated corporate overhead	700	400
Total operating expenses	5,774	5,385
Segment operating income	$9,724	$8,065
Segment operating margin	62.7%	60.0%

Domestic Franchise revenues rose 15.2% to $15.5 million in fiscal 2016 from $13.5 million in fiscal 2015. The increase reflects higher domestic royalties resulting from a 7.3% increase in sales by domestic franchise stores from $337.1 million in fiscal 2015 to $361.6 million in fiscal 2016. Domestic Franchise same store sales rose 4.8% in fiscal 2016.

The increase in development and franchise fees in fiscal 2016 compared to fiscal 2015 resulted from an increase in Domestic Franchise store openings. Additionally, more factory stores opened in fiscal 2016 compared to fiscal 2015. Certain franchisees’ license agreements provide that the franchisees may develop, with our consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Other Domestic Franchise revenues include revenue from the licensing of certain Company trademarks to third parties for use in marketing Krispy Kreme branded beverages and other consumer products and from rental income charged to franchisees for stores leased or subleased to franchisees. We first entered into such licensing agreements in fiscal 2014 and continue to expand licensing of our brand to additional products. Licensing revenue increased in fiscal 2016 compared to the prior year, partially offset by a decrease in rental income.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in fiscal 2016 increased to $5.0 million compared to $4.9 million in fiscal 2015, principally reflecting higher costs associated with the continued execution of our domestic franchise expansion program.

Domestic franchisees opened 19 stores and closed 4 stores in fiscal 2016. As of January 31, 2016, development agreements for territories in the United States provide for the development of 133 additional stores through fiscal 2022. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

International Franchise

	Year Ended
	January 31,	February 1,
	2016	2015
	(In thousands)
Revenues:
Royalties	$25,774	$26,550
Development and franchise fees	1,962	2,048
Total revenues	27,736	28,598

Operating expenses:
Segment operating expenses	6,582	7,367
Depreciation expense	-	5
Allocated corporate overhead	800	1,200
Total operating expenses	7,382	8,572
Segment operating income	$20,354	$20,026
Segment operating margin	73.4%	70.0%

International Franchise royalties decreased 2.9% to $25.8 million in fiscal 2016 from $26.6 million in fiscal 2015, principally due to unfavorable foreign exchange rates. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which our international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $50.2 million in fiscal 2016 compared to fiscal 2015, which adversely affected royalties by approximately $2.7 million. Excluding the effects of changes in foreign exchange rates, sales by international franchisees rose 11.3%. Additionally, we recognized royalty revenue of approximately $700,000 and $900,000 collected during fiscal 2016 and 2015, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties as more fully described in Note 9 to the consolidated financial statements appearing elsewhere herein. Substantially all of the amounts relate to a single franchisee and were received in the second quarter of each year. There is no prescribed repayment schedule for the remaining $1.2 million owed to us by the franchisee and we therefore cannot predict the amount or timing of future payments, if any, on this obligation. Accordingly, we have not recognized such amount in the financial statements.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 3.9%. The decline in International Franchise same store sales reflects, among other things, the normal, on-going impact of high shop growth on existing unit sales resulting from the market penetration strategy of our international franchisees.

Constant dollar same store sales in established markets fell 1.3% in fiscal 2016 and fell 6.4% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 50% of aggregate constant dollar same store sales for fiscal 2016. While we consider countries in which Krispy Kreme first opened stores before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business.

The decrease in International Franchise development and franchise fees in fiscal 2016 compared to fiscal 2015 resulted from fewer International Franchise stores opened in fiscal 2016 compared to fiscal 2015. During fiscal 2016 international franchisees opened 140 shops compared to 151 in fiscal 2015. Fiscal 2016 openings included shops in two new countries including Germany and South Africa. Certain franchisees’ license agreements provide that the franchisees may develop, with our consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by international franchisees do not result in the recognition of such fees.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses decreased from $7.4 million in fiscal 2015 to $6.6 million in fiscal 2016, as a result of higher costs related to the transition of personnel in fiscal 2015. Additionally, fiscal 2016 reflects a net credit in bad debt expense of approximately $170,000, principally due to recoveries of amounts previously written off, compared to a charge of approximately $220,000 in fiscal 2015.

International franchisees opened 140 stores and closed 25 stores in fiscal 2016. As of January 31, 2016, development and franchise agreements for territories outside the United States provide for the development of 437 additional stores through fiscal 2026. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended		Percentage of Total Revenues Before Intersegment Sales Elimination Year Ended
	January 31,	February 1,	January 31,	February 1,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Doughnut mixes	$90,248	$83,554	35.5%	34.1%
Other ingredients, packaging and supplies	146,033	144,290	57.4	59.0
Equipment	16,322	14,180	6.4	5.8
Freight revenue	1,937	2,664	0.8	1.1
Total revenues before intersegment sales elimination	254,540	244,688	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	177,796	173,494	69.8	70.9
Distribution costs	17,896	14,893	7.0	6.1
Other segment operating costs	11,794	11,698	4.6	4.8
Depreciation expense	1,013	677	0.4	0.3
Allocated corporate overhead	1,200	1,200	0.5	0.5
Total operating costs	209,699	201,962	82.4	82.5
Segment operating income	$44,841	$42,726	17.6%	17.5%

Sales of doughnut mixes increased 8.0% year-over-year in fiscal 2016, due to higher selling prices and higher unit volumes reflecting an increase in sales at Company and franchise shops. Sales of other ingredients, packaging and supplies, which are made principally to Company and Domestic Franchise stores, rose 1.2% year-over-year in fiscal 2016, principally due to higher unit volumes partially offset by lower selling prices.

Equipment sales rose to $16.3 million in fiscal 2016 from $14.2 million in fiscal 2015 principally due to increased store openings.

KK Supply Chain adjusts the selling prices on the majority of ingredients, packaging and supplies sold to Company-owned and franchise stores on a quarterly basis at the beginning of each quarter. As a result, KK Supply Chain operating margin can vary between quarters but our objective is to keep gross profit on a per unit basis at KK Supply Chain relatively constant by passing increases and decreases in input costs to Company and franchise stores by adjusting such sales prices.

KK Supply Chain revenues were derived from the following customers:

	Year Ended
	January 31,	February 1,
	2016	2015
	(In thousands)
Revenues:
Company Stores	$128,555	$121,708
Domestic Franchise stores	103,857	99,026
International Franchise stores	21,263	22,935
Other	865	1,019
Total revenues before intersegment sales elimination	$254,540	$244,688

The decrease in cost of goods produced and purchased as a percentage of sales in fiscal 2016 compared to fiscal 2015 reflects, among other things, lower input costs for other ingredients, packaging and supplies and an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because we attempt to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in fiscal 2016 compared to fiscal 2015 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses.

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $7.4 million and $7.1 million in fiscal 2016 and 2015, respectively.

General and administrative expenses decreased to $27.6 million in fiscal 2016 from $28.6 million in fiscal 2015, and as a percentage of sales decreased to 5.3% from 5.8%.

During the first quarter of fiscal 2016, we implemented an ERP software solution that included a new general ledger and accounting system. Total costs of the implementation and on-going system support increased approximately $1.1 million to $3.2 million in fiscal 2016 compared to fiscal 2015. General and administrative expenses also include an increase in personnel related costs due to higher share-based compensation costs of approximately $1.1 million in fiscal 2016 compared to fiscal 2015, resulting, in part, from a change in the timing of granting equity awards from the fourth quarter of fiscal 2015 to the first quarter of fiscal 2016 and from an increase in the equity awards granted in fiscal 2016 compared to fiscal 2015. These higher general and administrative expenses were partially offset by a decrease in provisions for incentive compensation of approximately $650,000 in fiscal 2016 compared to fiscal 2015.

General and administrative expenses in fiscal 2015 include a charge for the settlement of amounts due under an employment agreement with our former chief executive officer of $2.5 million and an increase in executive compensation costs related to the transition to a new chief executive officer.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $4.7 million in fiscal 2016 compared to $955,000 in fiscal 2015. The components of these charges are set forth in the following table:

	Year Ended
	January 31,	February 1,
	2016	2015
	(In thousands)
Impairment of long-lived assets and reacquired franchise rights	$4,926	$901
Lease termination costs	(203)	54
	$4,723	$955

We test long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of our annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When we conclude that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), we record impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets we currently are negotiating to sell, based on our negotiations with unrelated third-party buyers.

Impairment charges related to Company Stores long-lived assets were $4.9 million in fiscal 2016 and $901,000 in fiscal 2015. The fiscal 2016 impairment charges relate to underperforming stores identified in the fourth quarter during our annual budgeting process, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which we are negotiating to sell, based on our negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment. The impairment charges in fiscal 2015 relate to an underperforming store which management believed would not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management had not yet decided to close. The store’s impaired assets consist of a building constructed on leased land and certain other equipment and was subsequently closed in fiscal 2016.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which we cease use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

We may refranchise certain shops or geographic markets. We cannot predict the likelihood of refranchising any additional stores or markets or the amount of proceeds, if any, which might be received therefrom, including the amounts which might be realized from the sale of store assets and the execution of any related franchise agreements. Asset dispositions associated with future refranchisings could result in the recognition of impairment losses on the related assets.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the year. Pre-opening costs related to Company Stores increased to $2.7 million in fiscal 2016 compared to $2.5 million in fiscal 2015 as a result of the timing of store openings. The average pre-opening costs per store are approximately $200,000.

Gains and Losses on Commodity Derivatives, Net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because we have not designated any of these instruments as hedges. We recorded net losses on commodity derivatives of $900,000 in fiscal 2016 compared to $2.1 million in fiscal 2015. We had no commodity derivative contracts outstanding as of January 31, 2016. Gains and losses on commodity derivatives are comprised of the following:

	Year Ended January 31, 2016
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$1,535	$1,176	$2,711
Unrealized	(874)	(937)	(1,811)
(Gains) and losses on commodity derivatives, net	$661	$239	$900

	Year Ended February 1, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$342	$284	$626
Unrealized	561	937	1,498
(Gains) and losses on commodity derivatives, net	$903	$1,221	$2,124

Gain on refranchising, net of business acquisition charges

During fiscal 2015, we recorded charges of $431,000 related to the acquisition of the business and operating assets of our franchisee in Birmingham, Alabama as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. The charges principally reflect a $343,000 settlement as part of the acquisition of the pre-existing franchise contract between us and the franchisee and transaction costs related to the acquisition of $88,000.

Additionally, during fiscal 2015, we refranchised our retail shop in Rockville, Maryland to a new franchisee as more fully described in Note 21 to the consolidated financial statements. We realized a gain of $1.2 million on the refranchising transaction.

In fiscal 2015, the franchisee exercised its option to acquire the two stores it leased from us in connection with a refranchising transaction in fiscal 2014 for an aggregate purchase price of $2.1 million. We realized a gain of $38,000 on the closing of the transaction.

Interest Expense

Interest expense increased to $1.6 million in fiscal 2016 from $856,000 in fiscal 2015. This increase was due principally to interest expense related to leasing obligations that we entered into in fiscal 2015 and fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 11 in the consolidated financial statements appearing elsewhere herein.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net includes payments of approximately $1.0 million and $550,000 in fiscal 2016 and 2015, respectively, received from an equity method franchisee in reimbursement for amounts paid by us in fiscal 2014 pursuant to our guarantee of the investee’s indebtedness as more fully described in Notes 7 and 9 to the consolidated financial statements appearing elsewhere herein. In November 2013, following the lender’s demand for payment of the loan, we made a loan in the form of a promissory note of approximately $1.6 million to the franchisee, the proceeds of which the franchisee used to retire the debt. Repayments were being reflected in income as received due to the uncertainty of their continued collection. On January 14, 2016, we conveyed our membership interest in this equity method franchisee to the majority owner upon receipt of payment of approximately $810,000 for all outstanding indebtedness which included the payment of approximately $500,000 for the remaining outstanding balance of this promissory note.

Provision for Income Taxes

The provision for income taxes was $19.4 million in fiscal 2016 and $18.2 million in fiscal 2015. Our effective income tax rate was 37.5% compared to 37.7% in fiscal 2015.

We establish valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the deferred tax assets is more likely than not. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. In fiscal 2016, as we concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated, we reversed $817,000 of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. The deferred tax assets with respect to which we concluded that a valuation allowance was no longer required related to state income tax net operating loss carryovers.

Also in the fourth quarter of fiscal 2016, we concluded that certain foreign tax credit carryovers, which we had previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would ultimately be taken as a credit rather than as a deduction. This increase in our estimate of the amount of tax benefits to be realized from the credit carryovers was reflected as a credit to income tax expense in the fourth quarter of fiscal 2016 of $910,000.

The aggregate credit to income tax expense in the fourth quarter of fiscal 2016 from the reduction in our estimate of the necessary valuation allowance at January 31, 2016, and the increase in the aggregate amount of tax benefits expected to be realized from the foreign tax credit carryovers, was $1.7 million. All of both adjustments resulted from the increase in the fourth quarter of fiscal 2016 in our estimate of the amount of annual pretax income to be earned in future periods.

In the second quarter of fiscal 2016, the North Carolina state legislature announced it had surpassed its revenue estimates and these increased tax revenues triggered an automatic reduction to the state corporate income tax rate, which caused us to revalue our deferred income tax assets to reflect the lower corporate income tax rate. The net effect of the North Carolina tax rate reduction and associated revaluation of our deferred tax assets resulted in the reduction in net deferred tax assets of $467,000; such amount was included in income tax expense for the second quarter of fiscal 2016.

In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes includes amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $2.8 million and $2.4 million in fiscal 2016 and fiscal 2015, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees.

FISCAL 2015 COMPARED TO FISCAL 2014

A discussion of the revenues and operating results of each of our four business segments follows, together with a discussion of income statement line items not associated with specific segments.

Company Stores

The components of our revenues and expenses (expressed in dollars and as a percentage of total revenues) are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended		Percentage of Total Revenues Year Ended
	February 1,	February 2,	February 1,	February 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$151,956	$136,921	46.7%	44.6%
Fundraising sales	15,406	14,591	4.7	4.8
Total on-premises sales	167,362	151,512	51.4	49.4
Consumer packaged goods sales - wholesale sales:
Grocers/mass merchants	95,272	94,352	29.3	30.8
Convenience stores	57,434	57,390	17.7	18.7
Other consumer packaged goods sales	5,238	3,571	1.6	1.2
Total consumer packaged goods sales	157,944	155,313	48.6	50.6
Total revenues	325,306	306,825	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	121,669	115,623	37.4	37.7
Labor and benefits costs	104,354	99,809	32.1	32.5
Total cost of sales	226,023	215,432	69.5	70.2
Vehicle costs(1)	16,559	17,135	5.1	5.6
Occupancy(2)	10,731	9,752	3.3	3.2
Utilities	6,419	5,876	2.0	1.9
Other store operating expenses	18,605	15,345	5.7	5.0
Total store level costs	278,337	263,540	85.6	85.9
Company Stores contribution(3)	46,969	43,285	14.4	14.1
Marketing expense	6,501	5,141	2.0	1.7
Depreciation and amortization expense	10,534	9,039	3.2	2.9
Direct and indirect operating costs(4)	17,712	18,084	5.4	5.9
Segment operating income	$12,222	$11,021	3.8%	3.6%

(1) Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2) Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3) Company Stores contribution is a non-GAAP financial measure. We believe that this is a useful metric to assess and evaluate the performance of Company shops.
(4) Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions, and allocated overhead.

A reconciliation of Company Stores segment sales from fiscal 2014 to fiscal 2015 follows:

	On-Premises	Wholesale	Total
	(In thousands)
Sales for the year ended February 2, 2014	$151,512	$155,313	$306,825
Sales at closed stores	(1,427)	(892)	(2,319)
Fiscal 2014 sales at refranchised stores	(4,433)	(1,715)	(6,148)
Fiscal 2015 sales at refranchised stores	1,407	-	1,407
Increase in sales at established stores (open stores only)	1,309	2,234	3,543
Increase in sales related to stores opened in fiscal 2014 and 2015	13,841	-	13,841
Increase in sales related to stores acquired in fiscal 2015	5,153	3,004	8,157
Sales for the year ended February 1, 2015	$167,362	$157,944	$325,306

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

An increase in consumer incentives compared to fiscal 2014 offset the effects of higher menu pricing in fiscal 2015 and contributed to a decline in the average guest check (exclusive of menu pricing), which reduced same store sales by 0.9 percentage points. A slight increase in same store customer traffic drove a 0.1% increase in same store sales dollars in fiscal 2015. We continuously evaluate and adjust our marketing, promotional and operational activities and techniques with the goal of increasing customer traffic in our shops, which management believes will continue to be an important factor in the profitability of the Company Stores business segment. In addition, we believe that normal cannibalization effects from new stores in some markets in which we are opening additional stores negatively affected traffic at existing shops in those markets, which adversely affected same store customer traffic during the fiscal 2015.

In early fiscal 2014, we implemented retail price increases averaging approximately 3% in our Company shops to help offset the rising costs of doughnut mixes, other ingredients and fuel resulting from higher commodity prices. As with all consumer products, higher prices may negatively affect unit volumes, which may negatively affect sales.

CPG sales

Sales to grocers and mass merchants increased to $95.3 million in fiscal 2015 from $94.4 million in fiscal 2014, reflecting a 1.5% increase in the average number of doors served partially offset by a 0.3% decrease in average weekly sales per door. The increase in the average number of doors served in the grocery/mass merchant channel reflects growth in new doors at existing customers and an increase in doors resulting from the acquisition of stores in the Birmingham, Alabama market in the second quarter of fiscal 2015, partially offset by the refranchising of stores in the Kansas/Missouri and Dallas markets in fiscal 2014. Sales of packaged products comprise substantially all of our sales to grocers and mass merchants.

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

Company Stores contribution and costs and expenses

Total cost of sales as a percentage of revenues declined by 70 basis points to 69.5% in fiscal 2015 from 70.2% of revenues in fiscal 2014. The cost of food, beverage and packaging as percentage of sales fell 30 basis points. An increase in on-premises sales, which typically have lower food costs compared to CPG sales, as a percentage of total revenues, was largely offset by an increase in consumer promotional incentives that adversely affected margins. Labor and benefits costs as percentage of sales fell 40 basis points in fiscal 2015 as a result of lower workers’ compensation costs. We are self-insured for such costs (subject to stop-loss coverage for large individual claims); accordingly, variations from period to period in the number and severity of claims directly affect our results of operations. As a result of our periodic update of our actuarial valuation of workers’ compensation claims, we recorded favorable adjustments relating to our workers’ compensation liability claims for prior policy years of approximately $1.3 million in fiscal 2015, of which $660,000 was recorded in the fourth quarter, and $660,000 in fiscal 2014, of which $270,000 was recorded in the fourth quarter.

Vehicle costs as a percentage of revenues decreased from 5.6% of revenues in fiscal 2014 to 5.1% of revenues in fiscal 2015, principally due to higher revenues, lower fuel costs, a reduction in CPG sales as a percentage of total Company Stores sales and a reduction in vehicle insurance costs. We are self-insured for vehicle claims, but maintain stop-loss coverage for individual claims exceeding certain amounts. As a result of our periodic update of our actuarial valuation of vehicle claims, we recorded favorable adjustments relating to our vehicle liability claims for prior policy years of approximately $250,000 in fiscal 2015, of which $160,000 was recorded in the fourth quarter, and $200,000 in fiscal 2014, of which $150,000 was recorded in the fourth quarter.

Depreciation and amortization expense increased in fiscal 2015 compared to fiscal 2014 due to construction of new stores and store refurbishments at existing stores since fiscal 2014.

Other store operating expenses increased to 5.7% of revenues in fiscal 2015 from 5.0% of revenues in fiscal 2014. The increase reflects, among other things, approximately $700,000 related to redesigned apparel distributed to both on-premises and CPG personnel at all Company shops during the third quarter of fiscal 2015. Additionally, during fiscal 2014, we realized net gains of approximately $190,000 on the disposal of property and equipment, principally reflecting the disposal of a closed store compared to net losses of $220,000 on the disposal of property and equipment in fiscal 2015.

Direct and indirect operating costs decreased in fiscal 2015 to 5.4% of revenues from 5.9% of revenues in fiscal 2014. In fiscal 2014, direct and indirect operating costs included approximately $790,000 in legal costs related to the litigation associated with our former landlord in Lorton, Virginia which was settled in the fourth quarter of fiscal 2014.

Many segment operating costs are fixed or semi-fixed in nature and, accordingly, segment profit margins are sensitive to changes in sales volumes.

Domestic Franchise

	Year Ended
	February 1,	February 2,
	2015	2014
	(In thousands)
Revenues:
Royalties	$11,937	$10,934
Development and franchise fees	525	313
Other	988	592
Total revenues	13,450	11,839

Operating expenses:
Segment operating expenses	4,850	4,904
Depreciation expense	135	119
Allocated corporate overhead	400	400
Total operating expenses	5,385	5,423
Segment operating income	$8,065	$6,416
Segment operating margin	60.0%	54.2%

Domestic Franchise revenues rose 13.6% to $13.5 million in fiscal 2015 from $11.8 million in fiscal 2014. The increase reflects higher domestic royalties resulting from a 6.0% increase in sales by domestic franchise stores from $317.9 million in fiscal 2014 to $337.1 million in fiscal 2015. Domestic Franchise same store sales rose 3.7% in fiscal 2015. The increase also reflects higher development and franchise fees resulting from an increase in store openings. Certain franchisees’ license agreements provide that the franchisees may develop, with our consent, additional Krispy Kreme shops within the franchise territory without payment of initial franchise or development fees. Accordingly, some shop openings by domestic franchisees do not result in the recognition of such fees.

Other Domestic Franchise revenues include revenue from the licensing of certain Company trademarks to third parties for use in marketing Krispy Kreme branded products and rental income charged to franchisees for stores leased or subleased to franchisees. The increase in other Domestic Franchise revenues reflects an increase in revenue from licensing as we continue to expand licensing of our brand to beverages and to other additional products. The increase in other revenues also reflects rents charged to two franchisees for stores leased or subleased to the franchisees in connection with the Kansas/Missouri and Dallas refranchising transactions in the first and second quarters of fiscal 2014, respectively, and rents charged to another franchisee in connection with our acquisition of the land, building and doughnut-making equipment at a facility in Illinois in December 2013 as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. We assumed operation of the Illinois facility for our own account in July 2014. Our Dallas franchisee exercised its option to purchase the two stores leased to it by us during the third quarter of fiscal 2015 as described in Note 21 to the consolidated financial statements appearing elsewhere herein.

Domestic Franchise segment operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise operating expenses in fiscal 2015 reflect increased costs associated with the execution of our domestic franchise expansion program offset by a decrease in provisions for incentive compensation in fiscal 2015 compared to fiscal 2014.

Domestic franchisees opened 15 stores and closed 3 stores in fiscal 2015.

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

International Franchise royalties rose 10.0% to $26.6 million in fiscal 2015, driven by an 8.8% increase in sales by international franchisees from $438.0 million in fiscal 2014 to $476.3 million in fiscal 2015. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which our international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $10.1 million in fiscal 2015 compared to fiscal 2014, which adversely affected international royalty revenues by approximately $600,000. Excluding the effects of exchange rates, sales by international franchisees rose 11.1%. We recognized royalty revenue of approximately $900,000 and $380,000 collected during fiscal 2015 and 2014, respectively, related to franchisee sales in prior periods which had not previously been recorded as revenue due to the uncertainty surrounding the collection of these royalties. Substantially all of the amounts relate to a single franchisee and were received in the second quarter of each year.

International Franchise same store sales, measured on a constant currency basis to eliminate the effects of changing exchange rates between foreign currencies and the U.S. dollar (“constant dollar same store sales”), fell 2.7%. The decline in International Franchise same store sales reflects, among other things, the normal, on-going impact of high shop growth on existing unit sales resulting from the market penetration strategy of our international franchisees.

Constant dollar same store sales in established markets fell 0.8% in fiscal 2015 and fell 4.7% in new markets. “Established markets” means countries in which the first Krispy Kreme store opened before fiscal 2007. Sales at stores in established markets comprised approximately 52% of aggregate constant dollar same store sales for fiscal 2015. While we consider countries in which Krispy Kreme first opened stores before fiscal 2007 to be established markets, franchisees in those markets continue to develop their business.

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise operating expenses increased to $7.4 million in fiscal 2015 from $6.4 million fiscal 2014, principally reflecting higher personnel and personnel-related costs and other costs to support continuing and anticipated international growth. In addition, operating expenses in fiscal 2015 include a provision for potential uncollectible accounts of approximately $220,000 principally related to two franchisees, compared to a net credit in bad debt expense of approximately $180,000 in fiscal 2014 resulting principally from recoveries of accounts previously written-off. These increases were partially offset by a decrease of approximately $420,000 in provisions for incentive compensation in fiscal 2015 compared to fiscal 2014.

International franchisees opened 151 stores and closed 16 stores in fiscal 2015.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the following table (percentage amounts may not add to totals due to rounding).

	Year Ended		Percentage of Total Revenues Before Intersegment Sales Elimination Year Ended
	February 1,	February 2,	February 1,	February 2,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Doughnut mixes	$83,554	$80,773	34.1%	34.9%
Other ingredients, packaging and supplies	144,290	135,674	59.0	58.7
Equipment	14,180	11,928	5.8	5.2
Freight revenue	2,664	2,854	1.1	1.2
Total revenues before intersegment sales elimination	244,688	231,229	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	173,494	164,467	70.9	71.1
Distribution costs	14,893	14,326	6.1	6.2
Other segment operating costs	11,698	12,137	4.8	5.2
Depreciation expense	677	687	0.3	0.3
Allocated corporate overhead	1,200	1,200	0.5	0.5
Total operating costs	201,962	192,817	82.5	83.4
Segment operating income	$42,726	$38,412	17.5%	16.6%

KK Supply Chain revenues before intersegment sales eliminations rose 5.8% to $244.7 million in fiscal 2015 from $231.2 million in fiscal 2014. Sales of doughnut mixes rose 3.4% in fiscal 2015, due to higher unit volumes partially offset by slightly lower selling prices. Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, rose 6.4% in fiscal 2015 due to higher unit volumes partially offset by slightly lower selling prices.

Equipment sales rose to $14.2 million in fiscal 2015 from $11.9 million principally due to increased store openings.

KK Supply Chain revenues were derived from the following customers:

	Year Ended
	February 1,	February 2,
	2015	2014
	(In thousands)
Revenues:
Company Stores	$121,708	$115,169
Domestic Franchise stores	99,026	93,179
International Franchise stores	22,935	21,981
Other	1,019	900
Total revenues before intersegment sales elimination	$244,688	$231,229

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. These costs as a percentage of revenues declined by 40 basis points to 4.8% in fiscal 2016, principally reflecting lower provisions for incentive compensation of approximately $570,000 in fiscal 2015 compared to the prior year.

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled $7.1 million in fiscal 2015 and 2014.

General and administrative expenses increased to $28.6 million in fiscal 2015 from $25.1 million in fiscal 2014, and as a percentage of sales increased to 5.8% from 5.5%.

General and administrative expenses in fiscal 2015 reflect a $2.5 million charge for the settlement of amounts due under an employment agreement with our former chief executive officer and an increase in executive compensation costs related to the transition to a new chief executive officer. General and administrative expenses also include costs of approximately $2.8 million and $820,000 in fiscal 2015 and 2014, respectively, related to the implementation of a new ERP system. These higher general and administrative expenses were partially offset by a decrease in provisions for incentive compensation of approximately $680,000 in fiscal 2015 compared to fiscal 2014, and a decrease in share-based compensation costs of approximately $1.6 million resulting, in part, from a change in the timing of granting equity awards.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $955,000 in fiscal 2015 compared to $1.4 million in fiscal 2014. The components of these charges are set forth in the following table:

	Year Ended
	February 1,	February 2,
	2015	2014
	(In thousands)
Impairment of long-lived assets	$901	$-
Lease termination costs	54	1,374
	$955	$1,374

We test long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of our annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores management believes will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management has not yet decided to close. When we conclude that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), we record impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets we currently are negotiating to sell, based on our negotiations with unrelated third-party buyers.

Impairment charges related to Company Stores long-lived assets were $901,000 in fiscal 2015. Such charges relate to an underperforming store which management believed would not generate sufficient future cash flows to enable us to recover the carrying value of the store’s assets, but which management had not yet decided to close. The store’s impaired assets consist of a building constructed on leased land and certain other equipment.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which we cease use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

In November 2013, the Fairfax County court entered a judgment against us in our dispute with the landlord of a former Company commissary in Lorton, Virginia. We subsequently agreed to settle the matter with the former landlord, as more fully described in Note 15 to the consolidated financial statements appearing elsewhere herein, and we recorded an additional lease termination charge of approximately $1.4 million in fiscal 2014 related to the resolution of the matter.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the year. Pre-opening costs related to Company Stores increased to $2.5 million in fiscal 2015 compared to $563,000 in fiscal 2014 as a result of the timing of store openings.

Gains and Losses on Commodity Derivatives, net

Gains and losses on commodity derivatives, net represents the difference between the cost, if any, and the fair value of the commodity derivatives and is reflected in earnings because we have not designated any of these instruments as hedges. We recorded net losses on commodity derivatives of $2.1 million in fiscal 2015 compared to $1.5 million in fiscal 2014. Gains and losses on commodity derivatives are comprised of the following:

	Year Ended February 1, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$342	$284	$626
Unrealized	561	937	1,498
(Gains) and losses on commodity derivatives, net	$903	$1,221	$2,124

	Year Ended February 2, 2014
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$1,161	$-	$1,161
Unrealized	298	-	298
(Gains) and losses on commodity derivatives, net	$1,459	$-	$1,459

Gain on refranchising, net of business acquisition charges

During fiscal 2015, we recorded charges of $431,000 related to the acquisition of the business and operating assets of our franchisee in Birmingham, Alabama as more fully described in Note 21 to the consolidated financial statements appearing elsewhere herein. The charges principally reflect a $343,000 settlement as part of the acquisition of the pre-existing franchise contract between us and the franchisee and transaction costs related to the acquisition of $88,000. We also refranchised our retail shop in Rockville, Maryland during fiscal 2015 to a new franchisee as more fully described in Note 21 to the consolidated financial statements. We realized a gain of $1.2 million on the refranchising transaction.

During fiscal 2014, we refranchised three stores in the Dallas market to a new franchisee as more fully described in Note 21, and realized a gain of approximately $876,000 on this refranchising transaction. We initially leased two of the stores, which we owned, to the franchisee. In fiscal 2015, the franchisee exercised its option to acquire the two stores it leased from us in connection with this refranchising transaction for an aggregate purchase price of $2.1 million. We realized a gain of $38,000 on the closing of the transaction.

Additionally, in fiscal 2014, we recorded a gain of $1.7 million on the sale of leasehold interests to a franchisee that occurred in September 2012. Recognition of such gain previously was deferred because the franchisee’s initial and continuing investment was less than the 20% of the purchase price required by GAAP to permit recognition of a gain on the transaction. In the third quarter of fiscal 2014, the franchisee’s initial and continuing investment first exceeded 20% of the purchase price and, accordingly, we recognized the previously deferred gain as described in Note 21 to the consolidated financial statements.

Interest Expense

The decrease in interest expense from $1.1 million in fiscal 2014 to $856,000 in fiscal 2015 was principally due to the retirement of our secured credit facilities on July 12, 2013. We repaid the $21.7 million remaining balance of our term loan as described in Note 11 to the consolidated financial statements appearing elsewhere herein.

Loss on Retirement of Debt

We recorded a charge of $967,000 in fiscal 2014 on the retirement of our secured credit facilities, consisting of a $451,000 write-off of unamortized deferred financing costs related principally to our term loan, which was retired in full, and a $516,000 write-off related to the termination of an interest rate hedge related to the term loan. The $516,000 charge related to the interest rate hedge and was reclassified from accumulated other comprehensive income to “Loss on retirement of debt” in the consolidated statement of income because the hedged forecasted transaction (interest on the term loan) would not occur.

Other Non-Operating Income and (Expense), Net

Other non-operating income and (expense), net includes payments of approximately $550,000 and $95,000 in fiscal 2015 and 2014, respectively, received from an equity method franchisee in reimbursement for amounts paid by us in fiscal 2014 pursuant to our guarantee of the investee’s indebtedness. As more fully described in Notes 7 and 9 to the consolidated financial statements appearing elsewhere herein, in November 2013, following the lender’s demand for payment of the loan, we made a loan of approximately $1.6 million to the franchisee, the proceeds of which the franchisee used to retire the debt. Repayments on the loan were reflected in income as received due to the uncertainty of their continued collection. On January 14, 2016, we conveyed our membership interest in this equity method franchisee to the majority owner upon receipt of payment of approximately $810,000 for all outstanding indebtedness as more fully described in Note 7, including the payment of approximately $500,000 for the remaining outstanding balance of this promissory note.

Provision for Income Taxes

The provision for income taxes was $18.2 million in fiscal 2015 and $10.8 million in fiscal 2014. Our effective income tax rate was 37.7% in fiscal 2015 compared to 24.0% in fiscal 2014.

We establish valuation allowances for deferred tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the deferred tax assets is more likely than not. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods.

In the fourth quarter of fiscal 2014, after considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of our deferred tax assets, we concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated. Accordingly, we reversed $4.3 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. The deferred tax assets with respect to which we concluded that a valuation allowance was no longer required related principally to state income tax net operating loss carryovers.

Also in the fourth quarter of fiscal 2014, we concluded that certain foreign tax credit carryovers, which we had previously forecasted would be deducted from future taxable income rather than being taken as a credit against future income taxes payable, would ultimately be taken as a credit rather than as a deduction. This increase in our estimate of the amount of tax benefits to be realized from the credit carryovers was reflected as a credit to income tax expense in the fourth quarter of fiscal 2014. The change in estimate with respect to foreign tax credit carryovers generated in prior years was $4.5 million.

In the second quarter of fiscal 2014, the North Carolina state legislature enacted a prospective reduction in the corporate income tax rate, which caused us to revalue our deferred income tax assets to reflect the lower income tax rate. Such revaluation reduced our deferred tax assets by approximately $1.0 million. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of approximately $314,000. The effect of the legislation was therefore to reduce our net deferred tax assets by $686,000.

In addition to adjustments to the valuation allowance on deferred tax assets, the provision for income taxes included amounts estimated to be payable or refundable currently. The portion of the income tax provision representing taxes estimated to be payable currently was approximately $2.4 million and $2.8 million in fiscal 2015 and fiscal 2014, respectively, the majority of which represents foreign withholding taxes related to royalties and franchise fees paid by international franchisees.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows from operating, investing and financing activities for fiscal 2016, 2015 and 2014:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$78,938	$62,874	$56,912
Net cash used for investing activities	(29,156)	(33,645)	(22,166)
Net cash used for financing activities	(49,968)	(34,006)	(45,330)
Net decrease in cash and cash equivalents	$(186)	$(4,777)	$(10,584)

Cash Flows from Operating Activities

Cash provided by operating activities increased $16.1 million in fiscal 2016 from fiscal 2015. The increase is primarily attributable to an increase in cash generated from our operations due to continued growth of Company and franchise stores and improvements in working capital. The improvement in working capital is primarily due to a reduction in margin deposits on hedging contracts of approximately $2.6 million as we had no commodity derivative contracts outstanding at January 31, 2016 and lower finished goods inventory levels.

Cash provided by operating activities increased $6.0 million in fiscal 2015 from fiscal 2014. The increase is primarily attributable to an increase in cash generated from our operations due to continued growth of Company and franchise stores partially offset by negative impact of changes in working capital.

The working capital changes include an increase in receivables of $4.0 million during fiscal 2015, principally reflecting an increase of $2.5 million in receivables from franchisees, including an increase in royalties from higher franchisee sales and an increase in initial franchise fees. In addition, the increase in franchise receivables reflects $1.2 million in receivables from franchisees related principally to our financing of certain franchisee purchases of equipment. The increase in inventories in fiscal 2015 principally reflects a net increase in Company shops during the year (exclusive of stores acquired from franchisees), partially offset by a reduction in certain packaging inventories, the levels of which rose temporarily late in fiscal 2014. Other current and non-current assets increased in fiscal 2015 reflecting, among other things, an increase of $2.0 million in margin deposits in derivative brokerage accounts resulting from unfavorable mark-to-market adjustments on agricultural and fuel futures positions. The increase in accounts payable and accrued liabilities reflects, among other things, a $2.5 million accrual recorded in fiscal 2015 related to payments to be made related to the settlement of an employment contract with a former executive officer, partially offset by lower accruals for incentive compensation.

Cash Flows from Investing Activities

Net cash used for investing activities was $29.2 million $33.6 million and $22.2 million in fiscal 2016, 2015 and 2014, respectively.

Cash used for capital expenditures was $28.9 million, $31.4 million and $23.4 million in the fiscal 2016, 2015 and 2014, respectively. The components of capital expenditures in each of the last three fiscal years were approximately as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
New store construction	$20,692	$22,788	$10,260
Store remodels and betterments	4,284	3,748	4,304
Capital leases on stores acquired	-	1,052	-
Other store equipment, including vehicles and technology	4,161	3,819	3,994
Corporate office remodel	-	11	1,703
Mix manufacturing equipment and refurbishments	1,740	1,278	514
Corporate information technology	948	5,607	4,872
Other	916	557	108
Total capital expenditures	32,741	38,860	25,755
Assets acquired under leasing arrangements	(2,139)	(8,045)	(918)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	(1,668)	632	(1,418)
Cash used for capital expenditures	$28,934	$31,447	$23,419

In fiscal 2016, we acquired a store from our franchisee in Little Rock, Arkansas, in exchange for $312,000 cash and we acquired the franchise rights to develop certain CPG channels of trade from certain of our franchisees for approximately $1.6 million. In fiscal 2015, we acquired the business and operating assets of our franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops in exchange for $7.2 million cash. In fiscal 2014, we also acquired a shop in Illinois from a franchisee for $1.6 million in cash. Each of these transactions is described in Note 21 to the consolidated financial statements appearing elsewhere herein.

Proceeds from the disposal of property and equipment include approximately $2.1 million in fiscal 2015 of proceeds from the sale of two stores to a franchisee that it previously leased from us, as more fully described in Note 21 to the consolidated financial statements. In fiscal 2014, proceeds from the disposal of property and equipment include approximately $1.0 million from the disposal of a closed store.

We refranchised a store in Rockville, Maryland in fiscal 2015, and in fiscal 2014, we refranchised three stores in Dallas, to new franchisees. The aggregate purchase prices for these assets were $1.8 million and $681,000, respectively, as more fully described in Note 21 to the consolidated financial statements.

Cash Flows from Financing Activities

Net cash used for financing activities for fiscal 2016 was $50.0 million. This was primarily the result of our repurchase of 2,775,056 shares of our common stock during fiscal 2016 for a total cost of $50.0 million. All of these shares were repurchased pursuant to our Board of Directors authorized common stock repurchase plan and settled during the year as more fully described in Note 14 to the consolidated financial statements appearing elsewhere herein. Through January 31, 2016, we had cumulatively repurchased approximately 6,197,099 shares under the share repurchase authorization at an average price of $18.00 per share, for a total cost of $111.6 million. As of January 31, 2016, approximately $43.4 million remained available under the share repurchase authorization. In March 2016, our Board of Directors increased the authorization by an additional $100.0 million to $255.0 million. Including the March 2016 increase in authorization, $143.4 million remains available for future share repurchases. In addition to share repurchases made pursuant to the aforementioned repurchase plan, we repurchased $1.6 million of common stock in fiscal 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common stock in lieu of reimbursing us in cash. These amounts were partially offset by $1.9 million of proceeds from the exercise of stock options.

Net cash used for financing activities for fiscal 2015 was $34.0 million. During fiscal 2015, we repurchased 2,236,578 shares under the share repurchase authorization, for a total cost of $39.2 million. The settlement of such purchases was $41.1 million in fiscal 2015. In addition to share repurchases made pursuant to the aforementioned repurchase plan, we repurchased $2.8 million of common stock in fiscal 2015, representing the value of shares surrendered by employees to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common stock in lieu of reimbursing us in cash. These amounts were partially offset by $10.3 million of proceeds from the exercise of stock options.

Net cash used for financing activities for fiscal 2014 was $45.3 million. During fiscal 2014, we repurchased 1,185,465 shares under the share repurchase authorization, for a total cost of $22.3 million. The settlement of such purchases was $20.5 million in fiscal 2014. In addition to share repurchases made pursuant to the aforementioned repurchase plan, we repurchased $2.6 million of common stock in fiscal 2014, representing the value of shares surrendered by employees to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common stock in lieu of reimbursing us in cash. These amounts were partially offset by $2.5 million of proceeds from the exercise of stock options. Additionally, we repaid the $21.7 million remaining outstanding balance of the term loan in connection with the retirement of our credit facilities described in Note 11 in the consolidated financial statements. Additional repayments included approximately $1.3 million of scheduled principal amortization, $930,000 of prepayments from the sale of assets, and $730,000 of prepayments from the proceeds of stock option exercises.

Capital Resources, Contractual Obligations and Off-Balance Sheet Arrangements

In addition to cash generated from operations, we utilize other capital resources and financing arrangements to fund our business. A discussion of these capital resources and financing techniques is included below.

Debt

The $40 million 2013 Revolving Credit Facility described in Note 11 to the consolidated financial statements appearing elsewhere herein is our principal source of external financing. This facility contains financial and other covenants with which we must comply. Based on our current working capital and fiscal 2017 operating plan, management believes we can comply with the financial and other covenants and that we can meet our projected operating, investing and financing cash requirements.

The operation of the financial covenants described above could limit the amount we may borrow under the credit facility. In addition, the maximum amount which may be borrowed under the facility is reduced by the amount of outstanding letters of credit, which totaled approximately $10.2 million as of January 31, 2016, substantially all of which secure our reimbursement obligations to insurers under our self-insurance arrangements. The unused borrowing capacity available to us as of January 31, 2016 was approximately $29.8 million and the restrictive covenants did not limit our ability to borrow the full amount.

The facility contains customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control.

Leases

We conduct some of our operations from leased facilities and lease certain equipment. Generally, these leases have initial terms of three to twenty years and a majority of our lease agreements provide renewal options. All third-party leases provide for specified monthly rental payments and require us to maintain the property and pay the cost of taxes and insurance. Rent expense for operating leases is recognized on a straight-line basis over the expected lease term, including cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the options. Within the terms of some of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the rent holidays and escalations are reflected in rent expense on a straight-line basis over the expected lease term, including cancelable option periods when appropriate. The lease term commences on the date when we have the right to control the use of lease property, which can occur before rent payments are due under the terms of the lease.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, consist principally of our guarantee of certain franchisee leases, as discussed in Note 13 to the consolidated financial statements appearing elsewhere herein.

Contractual Cash Obligations at January 31, 2016

Our contractual cash obligations as of January 31, 2016 are as follows:

		Payments Due In
		Less than			More Than
	Total Amount	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Interest payment obligations	$430	$172	$258	$-	$-
Capital and financing lease obligations	11,543	326	287	47	10,883
Capital and financing lease interest obligations	23,569	1,399	2,810	2,920	16,440
Operating lease obligations	174,033	15,914	27,971	15,783	114,365
Purchase obligations	57,422	57,300	122	-	-
Other long-term obligations, including current portion,
reflected on the Company’s balance sheet:
Self-insurance claims, principally worker's
compensation	11,751	3,660	3,858	1,653	2,580
401(k) mirror plan liability	2,158	-	-	-	2,158
Total	$280,906	$78,771	$35,306	$20,403	$146,426

The preceding table of contractual cash obligations excludes income tax liabilities of approximately $2.0 million as of January 31, 2016 for uncertain tax positions due to uncertainty in predicting the timing of any such related payments.

Capital and Liquidity Requirements

In the next five years, we plan to use cash primarily for the following activities:

●	working capital and other general corporate purposes;
●	opening a select number of new Company stores, principally small retail shops, in selected markets;
●	remodeling, replacement and relocation of selected older Company shops;
●	routine capital expenditures to maintain the appearance and functionality of our facilities and equipment, including our CPG commissaries and retail shops;
●	maintaining and enhancing the KK Supply Chain manufacturing and distribution capabilities;
●	investing in information technology; and
●	returning capital to shareholders.

Our capital requirements for these activities may be significant. The amount of these capital requirements will depend on many factors, including our overall performance, the pace of store expansion, securing desirable real estate for new stores, the number of store remodels, and other infrastructure needs. We currently estimate that our capital expenditures for fiscal 2017 will be approximately $30 million. The most significant capital expenditures currently planned for fiscal 2017 are new stores, refurbishments and replacement of existing stores, continuing investments in information technology systems, and ongoing smaller, routine capital expenditures. We plan to fund these expenditures principally using cash provided by operations and current cash resources, although we may use leases to acquire certain assets, including new shops, vehicles and certain information technology and office equipment.

Our share repurchase plan has no expiration date and including the March 2016 increase in authorization, $143.4 million remains available for future share repurchases. We intend to make additional share repurchases from time to time when our liquidity exceeds our immediate needs and when management concludes such repurchases are in the best interest of our shareholders.

We believe that our current cash balance, cash expected to be generated from operations and the liquidity afforded by the 2013 Revolving Credit Facility are sufficient to meet our liquidity requirements for the next twelve months and the foreseeable future.

Inflation

We do not believe that general price inflation has had a material effect on our results of operations in recent years. However, prices of agricultural commodities and fuel have been volatile. Those price changes have had a significant effect on the cost of flour, shortening and sugar, the three most significant ingredients used in the production of our products, as well as on the cost of gasoline consumed by our CPG delivery fleet.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures, including disclosures of contingencies and uncertainties. We choose accounting policies within GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of changes in facts and circumstances and discusses the selection of accounting policies and significant accounting judgments with the Audit Committee of the Board of Directors. We believe that application of the following accounting policies involves judgments and estimates that are among the more significant used in the preparation of the financial statements, and that an understanding of these policies is important to understanding our financial condition and results of operations.

Asset Impairment

We assess asset groups for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The assessment is based upon a comparison of the carrying amount of the asset group, consisting primarily of property and equipment, to the estimated undiscounted cash flows expected to be generated from the asset group. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the asset group or store until its closing or abandonment as well as cash flows, if any, anticipated from disposal of the related assets. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, we record an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.

Determining undiscounted cash flows and the fair value of an asset group involves estimating future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. If different cash flows had been estimated, property and equipment balances and related impairment charges could have been affected. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, future operating results could be affected. In addition, the sale of assets whose carrying value has been reduced by impairment charges could result in the recognition of gains or losses to the extent the sales proceeds realized differ from the reduced carrying amount of the assets. We recorded impairment charges related to long-lived assets totaling $4.9 million and $901,000 in fiscal 2016 and 2015, respectively. We recorded no impairment charges in fiscal 2014.

The most significant judgment as to potential asset impairment as of January 31, 2016 related to estimates of future performance of certain operating stores. We have opened a significant number of new factory shops in the past three years, and expect to open more new shops in fiscal 2017. It is possible that not all of these shops will be successful and if operations of certain of these stores do not improve in accordance with management’s current plans and expectations, impairment charges related to certain of these stores could be required in the future. The fiscal 2016 impairment charges primarily related to management’s decision to close underperforming stores and refranchise certain stores in the near future. In addition, normal changes in conditions in individual markets could result in a loss of profitability of existing shops. Impairment charges could result in future periods related to new or existing shops or related to other asset groups.

We test amortizable intangible assets, consisting of reacquired franchise rights, for impairment when a change in circumstances suggests there is a possibility that the assets are impaired, using the same approach we use for long-lived tangible assets described above.

Goodwill

We perform the annual test for goodwill impairment as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As part of our annual impairment testing, management may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing is required. Otherwise, the reporting unit must be quantitatively tested for impairment. Goodwill is quantitatively tested for possible impairment which involves determining the estimated fair values of the reporting units to which goodwill is assigned and comparing those estimated fair values to the reporting units’ carrying values, including goodwill. We estimate the fair value of our reporting units by forecasting future revenues, expenses and any capital spending to derive future reporting unit cash flows, then discount those cash flows to present value. We also consider the estimated fair values of our reporting units relative to our overall market capitalization in connection with our goodwill impairment assessment. Changes in projections or estimates could significantly change the estimated fair values of reporting units. In addition, if management uses different assumptions or estimates in the future, or if conditions exist in future periods that are different than those anticipated, operating results and the balances of goodwill could be affected by impairment charges.

There were no goodwill impairment charges in fiscal 2016, 2015 or 2014. As of January 31, 2016, the remaining goodwill had a carrying value of $26.1 million, of which $7.8 million and $15.7 million was associated with the Domestic and International Franchise segments, respectively, and $2.6 million associated with the Company Stores segment. The risk of goodwill impairment would increase in the event that the franchise or Company Stores segments’ operating results were to significantly deteriorate or our overall market capitalization were to decline below the book value of our shareholders’ equity.

Insurance

We are subject to workers’ compensation, vehicle and general liability claims. We are self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by us from commercial insurance carriers. We maintain accruals for the estimated cost of claims on an undiscounted basis, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals, taking into account the amount of risk transferred to the carriers under the stop-loss policies. Many estimates and assumptions are involved in estimating future claims, and differences between future events and prior estimates and assumptions could affect future operating results and result in adjustments to these loss accruals and related insurance receivables.

Income Taxes

We recognize deferred income tax assets and liabilities based upon our expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in our tax returns but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which we have already recorded a tax benefit in our consolidated financial statements.

We had valuation allowances against deferred income tax assets of $1.4 million and $2.6 million at January 31, 2016 and February 1, 2015, respectively, representing the portion of such deferred tax assets which, as of such dates, management estimated would not be realized. Future realization of deferred tax assets is evaluated under a “more likely than not” standard. Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. The evaluation of the amount of net deferred tax assets expected to be realized, and therefore the necessary amount of any valuation allowance on those assets, necessarily involves forecasting the amount of taxable income that will be generated in future years. In addition, because a substantial portion of our deferred tax assets consist of net operating loss and tax credit carryforwards that are subject to expiration, the specific future periods in which taxable income is generated may have a material effect on the amount of deferred tax assets that ultimately are realized.

We have forecasted future earnings using estimates we believe to be reasonable and which are based on objective verifiable evidence, most significantly our results of operations for the most recent fiscal years. We estimate that $74.9 million of our deferred tax assets will be realized in future periods, and that a valuation allowance of $1.4 million was appropriate as of January 31, 2016, representing deferred tax assets that we expect will not be realized. A 20% increase or reduction in the amount of assumed future annual pretax income would have had no material effect on our estimate of the amount of deferred tax valuation allowance. If our earnings continue to increase, it is reasonably likely that we would conclude that our estimate of annual income in future years should increase. However, we currently expect that the resulting future downward adjustments to the valuation allowance, if any, due solely to changes in forecasted earnings are unlikely to be material. A significant upward adjustment in the amount of pretax income estimated to be earned in future periods could have the effect of enabling us to utilize certain foreign tax credit carryforwards as credits against taxes otherwise payable rather than as deductions against future taxable income as currently forecasted. The maximum amount of such additional tax benefits which might be realized is approximately $1.9 million. Any future downward adjustment to the valuation allowance or increase in tax benefits associated with foreign tax credits would result in an increase in our aggregate net deferred tax assets, with an offsetting credit to the provision for income taxes.

The realization of deferred income tax assets is dependent on future events. While we believe our forecast of future pretax income is reasonable, actual results will inevitably vary from our forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk from increases in interest rates on any borrowings outstanding under our secured revolving credit facility. As of January 31, 2016, there were no borrowings outstanding under such facility, and there were no borrowings outstanding at any time during fiscal 2016, 2015 or 2014 under this facility or predecessor revolving credit facilities.

Currency Risk

The substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. Although royalties from international franchisees are payable to us in U.S. dollars, those royalties are computed based on local currency sales, and changes in the rate of exchange between the U.S. dollar and the foreign currencies used in the countries in which the international franchisees operate affect our royalty revenues. Because royalty revenues are derived from a relatively large number of foreign countries, and royalty revenues are not highly concentrated in a small number of such countries, we believe that the relatively small size of any currency hedging activities would adversely affect the economics of hedging strategies and, accordingly, we historically have not attempted to hedge these exchange rate risks.

In fiscal 2016, our international franchisees had sales of approximately $480 million, and our related royalty revenues were approximately $28 million. A hypothetical 10% change in the average rate of exchange between the U.S. dollar and the currencies in which our international franchisees do business would have a corresponding effect on our international royalty revenues of approximately $2.8 million.

Commodity Price Risk

We are exposed to the effects of commodity price fluctuations on the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to two years’ anticipated requirements, depending on the ingredient.

In addition to entering into forward purchase contracts, from time to time we purchase exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We typically assign the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. We also operate a large fleet of delivery vehicles and are exposed to the effects of changes in gasoline prices. We periodically use futures and options on futures to hedge a portion of our exposure to rising gasoline prices. We had no commodity derivative contracts outstanding as of January 31, 2016.

Although we utilize forward purchase contracts and futures contracts and options on such contracts to mitigate the risks related to commodity price fluctuations, such contracts do not fully mitigate price risk. In addition, the portions of our anticipated future commodity requirements that are subject to such contracts vary from time to time. Adverse changes in commodity prices could materially adversely affect our profitability and liquidity.

Sensitivity to Price Changes in Commodities

The following table illustrates the potential effect on our costs resulting from hypothetical changes in the cost of our three most significant ingredients and in the cost of gasoline used to fuel our delivery fleet.

				Approximate Annual
	Approximate Anticipated	Approximate Range of Prices	Hypothetical Price	Effect Of Hypothetical
Ingredient	Fiscal 2017 Purchases	Paid In Fiscal 2016	Increase	Price Increase
				(In thousands)
Flour	73 million lbs.	$0.1550 - $0.2884/lb.	$0.05/lb.	$3,600
Shortening	48 million lbs.	$0.3608 - $0.8138/lb.	$0.05/lb.	$2,400
Sugar	62 million lbs.	$0.3315 - $0.5068/lb.	$0.05/lb.	$3,100
Gasoline	2.1 million gal.	$1.81 - $2.81/gal.	$0.30/gal.	$630

Anticipated fiscal 2017 purchases of flour, shortening and sugar set forth in the preceding table represent aggregate estimated purchases by KK Supply Chain. Approximately 50% of KK Supply Chain’s fiscal 2016 sales were to Company Stores, with the remaining 50% of sales made to domestic and international franchisees. KK Supply Chain adjusts the selling prices of its products quarterly to reflect changes in its input costs. To the extent KK Supply Chain adjusts selling prices to exactly offset changes in its input costs, we, through our Company Stores segment, are directly exposed to only about half of such changes in KK Supply Chain input costs. However, to the extent higher selling prices resulting from adverse movements in the cost of agricultural commodities adversely affect sales by our franchisees, our financial results could be indirectly adversely affected by lower KK Supply Chain sales to franchisees, as well as by lower royalty revenues.

The ranges of prices paid for fiscal 2016 set forth in the table above reflect the effects of any forward purchase contracts entered into at various times prior to delivery of the goods and, accordingly, do not necessarily reflect the ranges of prices of these ingredients prevailing in the market during the fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Krispy Kreme Doughnuts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krispy Kreme Doughnuts, Inc. and its subsidiaries (the "Company") at January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in fiscal 2016.

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

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 31, 2016

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues	$518,714	$490,334	$460,331
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization
expense shown below)	414,481	395,944	376,653
General and administrative expenses	27,646	28,558	25,149
Depreciation and amortization expense	16,199	12,840	11,106
Impairment charges and lease termination costs	4,723	955	1,374
Pre-opening costs related to Company Stores	2,667	2,530	563
(Gains) and losses on commodity derivatives, net	900	2,124	1,459
(Gain) on refranchisings, net of business acquisition charges	-	(854)	(2,543)
Operating income	52,098	48,237	46,570
Interest income	366	406	616
Interest expense	(1,638)	(856)	(1,057)
Loss on retirement of debt	-	-	(967)
Equity in losses of equity method franchisees	-	(118)	(221)
Other non-operating income and (expense), net	1,008	547	119
Income before income taxes	51,834	48,216	45,060
Provision for income taxes	19,436	18,156	10,804
Net income	$32,398	$30,060	$34,256

Earnings per common share:
Basic	$0.50	$0.45	$0.51
Diluted	$0.48	$0.44	$0.48

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Net income	$32,398	$30,060	$34,256
Other comprehensive income:
Unrealized gain on cash flow hedge	-	-	36
Less income taxes	-	-	(14)
	-	-	22
Loss on cash flow hedge reclassified to net income, previously charged to
other comprehensive income	-	-	516
Less income taxes	-	-	(200)
	-	-	316
Total other comprehensive income	-	-	338
Comprehensive income	$32,398	$30,060	$34,594

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET

	January 31,	February 1,
	2016	2015
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,785	$50,971
Receivables, net	28,088	27,799
Receivables from equity method franchisees	338	782
Inventories	16,312	18,194
Other current assets	3,619	6,856
Total current assets	99,142	104,602
Property and equipment	127,709	115,758
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	30,985	30,070
Deferred income taxes	74,874	91,523
Other assets	10,165	10,760
Total assets	$342,875	$352,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$326	$333
Accounts payable	19,760	17,095
Accrued liabilities	29,633	32,530
Total current liabilities	49,719	49,958
Lease obligations, less current portion	11,217	9,354
Other long-term obligations and deferred credits	25,799	25,615

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding:
January 31, 2016 - 63,069 and February 1, 2015 - 64,926	266,724	310,768
Accumulated other comprehensive income	-	-
Accumulated deficit	(10,584)	(42,982)
Total shareholders’ equity	256,140	267,786
Total liabilities and shareholders’ equity	$342,875	$352,713

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,398	$30,060	$34,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,199	12,840	11,106
Deferred income taxes	16,650	15,729	8,014
Impairment charges	4,926	901	-
Loss on retirement of debt	-	-	967
(Gain) loss on disposal of property and equipment	161	238	(1,879)
(Gain) on refranchising	-	(1,247)	(876)
Share-based compensation	5,584	4,466	6,452
Unrealized (gains) losses on commodity derivative positions	(1,811)	1,498	298
Other	187	1,128	972
Change in assets and liabilities:
Receivables	(808)	(3,962)	556
Inventories	1,909	(1,343)	(4,553)
Other current and non-current assets	2,780	(2,358)	1,917
Accounts payable and accrued liabilities	669	4,867	(1,913)
Other long-term obligations and deferred credits	94	57	1,595
Net cash provided by operating activities	78,938	62,874	56,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,934)	(31,447)	(23,419)
Proceeds from disposals of property and equipment	541	2,341	1,719
Acquisition of stores and franchise rights from franchisees	(1,877)	(7,152)	(1,603)
Proceeds from refranchising	-	1,847	681
Other investing activities	1,114	766	456
Net cash used for investing activities	(29,156)	(33,645)	(22,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and lease obligations	(340)	(384)	(24,658)
Deferred financing costs	-	-	(132)
Proceeds from exercise of stock options	1,933	10,259	2,517
Repurchase of common shares	(51,561)	(43,881)	(23,057)
Net cash used for financing activities	(49,968)	(34,006)	(45,330)
Net decrease in cash and cash equivalents	(186)	(4,777)	(10,584)
Cash and cash equivalents at beginning of year	50,971	55,748	66,332
Cash and cash equivalents at end of year	$50,785	$50,971	$55,748
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$2,139	$8,045	$918

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares	Common	Accumulated Other Comprehensive	Accumulated
	Outstanding	Stock	Income (Loss)	Deficit	Total
	(In thousands)
Balance at February 3, 2013	65,356	$354,068	$(338)	$(107,298)	$246,432
Comprehensive income for the year ended
February 2, 2014	-	-	338	34,256	34,594
Exercise of stock options	460	2,517	-	-	2,517
Share-based compensation	445	6,452	-	-	6,452
Repurchase of common shares	(1,321)	(24,902)	-	-	(24,902)
Balance at February 2, 2014	64,940	338,135	-	(73,042)	265,093
Comprehensive income for the year ended
February 1, 2015	-	-	-	30,060	30,060
Write-off of deferred tax assets related to the
expiration of unexercised stock options	-	(56)	-	-	(56)
Exercise of stock options	1,930	10,259	-	-	10,259
Share-based compensation	446	4,466	-	-	4,466
Repurchase of common shares	(2,390)	(42,036)	-	-	(42,036)
Balance at February 1, 2015	64,926	310,768	-	(42,982)	267,786
Comprehensive income for the year ended
January 31, 2016	-	-	-	32,398	32,398
Exercise of stock options	349	1,933	-	-	1,933
Share-based compensation	666	5,584	-	-	5,584
Repurchase of common shares	(2,872)	(51,561)	-	-	(51,561)
Balance at January 31, 2016	63,069	$266,724	$-	$(10,584)	$256,140

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Accounting Policies

Krispy Kreme Doughnuts, Inc. (“KKDI”) and its subsidiaries (collectively, the “Company”) are engaged in the sale of doughnuts and complementary products through Company-owned stores. We also license the Krispy Kreme business model and certain of our intellectual property to franchisees in the United States and over 25 other countries around the world, and derive revenue from franchise and development fees and royalties from those franchisees. Additionally, we sell doughnut mixes, other ingredients and supplies and doughnut-making equipment to franchisees.

Significant Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies followed by us in preparing the accompanying consolidated financial statements are as follows:

BASIS OF CONSOLIDATION. The financial statements include the accounts of KKDI and its subsidiaries. Investments in entities over which we have the ability to exercise significant influence but which we do not control, and whose financial statements are not otherwise required to be consolidated, are accounted for using the equity method.

CHANGE IN PRESENTATION. In the first quarter of fiscal 2016, we changed the presentation of the Consolidated Statement of Income and segment financial information. Pre-opening costs related to Company Stores; gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges are now separate line items on the Consolidated Statement of Income and are no longer in the respective business segments’ operating income in Note 2. Such changes were made to provide more clarity and visibility to our operations and to conform to new management reporting. We furnished a Current Report on Form 8-K on June 10, 2015 providing the Consolidated Statement of Income and segment financial information for the quarterly and annual periods in fiscal 2014 and fiscal 2015 conformed to the fiscal 2016 presentation. We have made no changes to our reportable segments. These presentation changes had no impact on our consolidated operating income or consolidated net income.

REVENUE RECOGNITION. Revenue is recognized when there is a contract or other arrangement of sale; the sales price is fixed or determinable; title and the risks of ownership have been transferred to the customer; and collection of the receivable is reasonably assured. A summary of the revenue recognition policies for our business segments is as follows:

●	Company Stores revenue is derived from the sale of doughnuts and complementary products to on-premises and consumer packaged goods (“CPG”) customers. Revenue is recognized at the time of delivery for on-premises sales. For CPG sales, revenue is recognized either at the time of delivery, net of provisions for estimated product returns, or, with respect to those CPG customers that take title to products purchased from us at the time those products are sold by the CPG customer to consumers, simultaneously with such consumer purchases.

●

Domestic and International Franchise revenue is derived from development and initial franchise fees relating to new store openings and ongoing royalties charged to franchisees based on their sales. Development and franchise fees are recognized when the store is opened, at which time we have performed substantially all of the initial services we are required to provide and we have determined that the earnings process is complete. Development fees are related to initial services such as training and assisting with store setup and are therefore deferred until store opening and recorded within current and noncurrent liabilities as deferred development fee revenue until that time (See Notes 10 and 12). Royalties are recognized in income as underlying franchisee sales occur unless there is significant uncertainty concerning the collectibility of such revenues, in which case royalty revenues are recognized when received. Revenues related to licensing certain Company-owned trademarks to domestic third parties other than franchisees are included in the Domestic Franchise segment.

●

KK Supply Chain revenue is derived from the sale of doughnut mix, other ingredients and supplies and doughnut-making equipment. Revenues for the sale of doughnut mix and supplies are recognized upon delivery to the customer or, in the case of franchisees located outside North America, when the goods are loaded on the transport vessel at the U.S. port. Revenue for equipment sales and installation associated with new store openings is recognized at the store opening date. Revenue for equipment sales not associated with new store openings is recognized when the equipment is installed if we are responsible for the installation, and otherwise upon shipment of the equipment.

FISCAL YEAR. Our fiscal year ends on the Sunday closest to January 31, which periodically results in a 53-week year. Fiscal 2016, 2015 and 2014 each contained 52 weeks.

CASH AND CASH EQUIVALENTS. We consider cash on hand, demand deposits in banks and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts related to our accounts receivable, including receivables from franchisees, in amounts which management believes are sufficient to provide for losses estimated to be sustained on realization of these receivables. Such estimates inherently involve uncertainties and assessments of the outcome of future events, and changes in facts and circumstances may result in adjustments to the allowance for doubtful accounts.

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

ASSET IMPAIRMENT. We assess asset groups for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The assessment is based upon a comparison of the carrying amount of the asset group, consisting primarily of property and equipment, to the estimated undiscounted cash flows expected to be generated from the asset group. To estimate cash flows, management projects the net cash flows anticipated from continuing operation of the asset group or store until its closing or abandonment as well as cash flows, if any, anticipated from disposal of the related assets. If the carrying amount of the assets exceeds the sum of the undiscounted cash flows, we record an impairment charge in an amount equal to the excess of the carrying value of the assets over their estimated fair value.

EARNINGS PER SHARE. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflects the additional common shares that would have been outstanding if dilutive potential common shares had been issued, computed using the treasury stock method. Such potential common shares consist of shares issuable upon the exercise of stock options and the vesting of currently unvested shares of restricted stock units.

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Numerator: net income	$32,398	$30,060	$34,256
Denominator:
Basic earnings per share - weighted average shares
outstanding	65,221	66,360	67,261
Effect of dilutive securities:
Stock options	1,435	2,037	2,998
Restricted stock units	251	532	795
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	66,907	68,929	71,054

Stock options with respect to 308,000, 257,000 and 301,000 shares for fiscal 2016, 2015 and 2014, respectively, as well as 285,000 and 57,000 unvested restricted stock units for fiscal 2016 and 2015, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive. There were no antidilutive unvested shares of restricted stock units in fiscal 2014.

SHARE-BASED COMPENSATION. We measure and recognize compensation expense for share-based payment awards by charging the fair value of each award at its grant date to earnings over the service period necessary for each award to vest.

MARKETING AND BRAND PROMOTION. Costs associated with our products, including advertising and other brand promotional activities, are expensed as incurred, and were approximately $10.3 million, $9.8 million and $8.2 million in fiscal 2016, 2015 and 2014, respectively.

CONCENTRATION OF CREDIT RISK. Financial instruments that subject us to credit risk consist principally of receivables from CPG customers and franchisees, guarantees of certain franchisee leases and, in prior years, guarantees of certain indebtedness of franchisees. CPG receivables are primarily from grocer/mass merchants and convenience stores. We maintain allowances for doubtful accounts which we believe are sufficient to provide for losses which may be sustained on realization of these receivables. In fiscal 2016, 2015 and 2014, no customer accounted for more than 10% of Company Stores segment revenues. The two largest CPG customers collectively accounted for approximately 15%, 16% and 17% of Company Stores segment revenues in fiscal 2016, 2015 and 2014, respectively. The two CPG customers with the largest trade receivables balances collectively accounted for approximately 28% and 24% of total CPG customer receivables at January 31, 2016 and February 1, 2015, respectively.

We also evaluate the recoverability of receivables from our franchisees and maintain allowances for doubtful accounts which management believes are sufficient to provide for losses which may be sustained on realization of these receivables. In addition, we evaluate the likelihood of potential payments by us under lease guarantees and record estimated liabilities for payments we consider probable.

SELF-INSURANCE RISKS AND RECEIVABLES FROM INSURERS. We are subject to workers’ compensation, vehicle and general liability claims. We are self-insured for the cost of all workers’ compensation, vehicle and general liability claims up to the amount of stop-loss insurance coverage purchased by us from commercial insurance carriers. We maintain accruals for the estimated cost of claims, without regard to the effects of stop-loss coverage, using actuarial methods which evaluate known open and incurred but not reported claims and consider historical loss development experience. In addition, we record receivables from the insurance carriers for claims amounts estimated to be recovered under the stop-loss insurance policies when these amounts are estimable and probable of collection. We estimate such stop-loss receivables using the same actuarial methods used to establish the related claims accruals, and taking into account the amount of risk transferred to the carriers under the stop-loss policies. The stop-loss policies provide coverage for claims in excess of retained self-insurance risks, which are determined on a claim-by-claim basis.

We recorded favorable adjustments to our self-insurance claims liabilities related to prior years of approximately $440,000, $1.7 million and $1.1 million in fiscal 2016, 2015 and 2014, respectively. Such adjustments represent changes in estimates of the ultimate cost of incurred claims.

We provide health and medical benefits to eligible employees, and purchase stop-loss insurance from commercial insurance carriers which pays covered medical costs in excess of a specified annual amount incurred by each claimant.

DERIVATIVE FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS. We reflect derivative financial instruments, which typically consist of interest rate derivatives and commodity futures contracts and options on such contracts, in the consolidated balance sheet at their fair value. The difference between the cost, if any, and the fair value of the interest rate derivatives is reflected in income unless the derivative instrument qualifies as a cash flow hedge and is effective in offsetting future cash flows of the underlying hedged item, in which case such amount is reflected in other comprehensive income. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because we have not designated any of these instruments as cash flow hedges.

USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from these estimates, and the differences could be material.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases”, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We adopted this accounting guidance retrospectively in the fourth quarter of fiscal 2016. The consolidated balance sheet at February 1, 2015 includes a reclassification of $23.2 million from the previously reported current deferred income tax assets to noncurrent deferred income tax assets.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which changes guidance for subsequent measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This guidance states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to the line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. As all of our debt issuance costs are related to line-of-credit arrangements and are currently classified as assets, this update will not have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes a software license. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, to clarify the principles used to recognize revenue for all entities. This guidance was deferred by ASU 2015-14, issued by the FASB in August 2015, and is now effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted as of the original effective date. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

Note 2 — Segment Information

Our operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain.

The Company Stores segment is comprised of the stores owned and operated by us. These stores sell doughnuts and complementary products through both on-premises and CPG channels, although some stores serve only one of these distribution channels.

The Domestic Franchise and International Franchise segments consist of our franchise operations. Under the terms of franchise agreements, domestic and international franchisees pay royalties and fees to us in return for the use of the Krispy Kreme trademark and ongoing brand and operational support. Revenues and costs related to licensing certain Company-owned trademarks to domestic third parties other than franchisees also are included in the Domestic Franchise segment. Expenses for these segments include costs to recruit new franchisees, to assist in store openings, to support franchisee operations and marketing efforts, as well as allocated corporate costs.

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

The following table presents the results of operations of our operating and reportable segments for fiscal 2016, 2015 and 2014. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization expense, impairment charges and lease termination costs, pre-opening costs related to Company Stores, gains and losses on commodity derivatives, net and gain on refranchisings, net of business acquisition charges.

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Revenues:
Company Stores	$349,495	$325,306	$306,825
Domestic Franchise	15,498	13,450	11,839
International Franchise	27,736	28,598	25,607
KK Supply Chain:
Total revenues	254,540	244,688	231,229
Less – intersegment sales elimination	(128,555)	(121,708)	(115,169)
External KK Supply Chain revenues	125,985	122,980	116,060
Total revenues	$518,714	$490,334	$460,331

Operating income:
Company Stores	$15,500	$12,222	$11,021
Domestic Franchise	9,724	8,065	6,416
International Franchise	20,354	20,026	17,977
KK Supply Chain	44,841	42,726	38,412
Total segment operating income	90,419	83,039	73,826
General and administrative expenses	(27,646)	(28,558)	(25,149)
Corporate depreciation and amortization expense	(2,385)	(1,489)	(1,254)
Impairment charges and lease termination costs	(4,723)	(955)	(1,374)
Pre-opening costs related to Company Stores	(2,667)	(2,530)	(563)
Gains and (losses) on commodity derivatives, net	(900)	(2,124)	(1,459)
Gain on refranchisings, net of business acquisition charges	-	854	2,543
Consolidated operating income	$52,098	$48,237	$46,570

Depreciation and amortization expense:
Company Stores	$12,736	$10,534	$9,039
Domestic Franchise	65	135	119
International Franchise	-	5	7
KK Supply Chain	1,013	677	687
Corporate	2,385	1,489	1,254
Total depreciation and amortization expense	$16,199	$12,840	$11,106

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Revenues for fiscal 2016, 2015 and 2014 include approximately $49 million, $52 million and $48 million, respectively, from customers outside the United States.

Note 3 — Receivables

The components of receivables are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Receivables:
Consumer packaged goods - wholesale customers	$10,808	$9,557
Unaffiliated franchisees	13,233	12,743
Due from third-party distributors	2,440	4,075
Other receivables	667	867
Current portion of notes receivable	1,224	1,052
	28,372	28,294
Less — allowance for doubtful accounts:
Consumer packaged goods- wholesale customers	(180)	(204)
Unaffiliated franchisees	(104)	(291)
	(284)	(495)
	$28,088	$27,799

Receivables from equity method franchisees (Note 7):
Trade	$338	$782

The changes in the allowances for doubtful accounts are summarized as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
		(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of year	$495	$241	$615
Provision for doubtful accounts	(179)	202	(275)
Net recoveries (chargeoffs)	(32)	52	(99)
Balance at end of year	$284	$495	$241

See Note 9 for information about notes receivable from franchisees.

Note 4 — Inventories

The components of inventories are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Raw materials	$6,844	$6,779
Work in progress	126	115
Finished goods and purchased merchandise	9,342	11,300
	$16,312	$18,194

Note 5 — Other Current Assets

Other current assets consist of the following:

	January 31, 2016	February 1, 2015
	(In thousands)
Current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 9, 10 and 12)	$747	$1,012
Margin deposits in derivative brokerage accounts	100	2,744
Prepaid expenses and other	2,772	3,100
	$3,619	$6,856

The margin deposits account decreased $2.6 million from fiscal 2015 to fiscal 2016 as we no longer had any commodity derivative contracts outstanding as of January 31, 2016.

Note 6 — Property and Equipment

Property and equipment consists of the following:

	January 31,	February 1,
	2016	2015
	(In thousands)
Land	$13,075	$13,512
Buildings	99,405	86,337
Leasehold improvements	14,064	15,200
Machinery and equipment	73,840	65,596
Computer software	16,334	7,911
Construction and projects in progress	4,703	12,295
	221,421	200,851
Less: accumulated depreciation	(93,712)	(85,093)
	$127,709	$115,758

Machinery and equipment acquired under capital leases had a net book value of $564,000 and $839,000 at January 31, 2016 and February 1, 2015, respectively. Buildings acquired under capital leases had a net book value of $1.7 million and $1.8 million at January 31, 2016 and February 1, 2015, respectively. Buildings acquired under build-to-suit leasing arrangements had a net book value of $8.1 million at January 31, 2016 and $5.7 million at February 1, 2015, respectively. Depreciation expense was $15.5 million, $12.4 million and $11.0 million in fiscal 2016, 2015, and 2014, respectively.

As a result of the implementation of an enterprise resource planning (“ERP”) software solution that included a new general ledger and accounting system during the first quarter of fiscal 2016, a significant amount of assets included in construction and projects in progress in fiscal 2015 was moved into computer software in fiscal 2016.

Note 7 — Investments in Franchisees

As of January 31, 2016, we had an ownership interest in two franchisees, the aggregate carrying value of which was zero. Information about our ownership in, and the markets served by, these franchisees is set forth below:

		Number of
		Stores as of
		January 31,	Ownership%
	Geographic Market	2016	Company	Third Parties
Kremeworks, LLC	Alaska, Hawaii, Oregon, Washington	9	25.0%	75.0%
Kremeworks Canada, LP	Western Canada	1	24.5%	75.5%

Our financial exposures related to franchisees in which we have an investment are summarized in the tables below.

	January 31, 2016
	Investments and Advances	Receivables
	(In thousands)
Kremeworks, LLC	$900	$300
Kremeworks Canada, LP	667	38
	1,567	338
Less: reserves and allowances	(1,567)	-
	$-	$338

	February 1, 2015
	Investments and Advances	Receivables
	(In thousands)
Kremeworks, LLC	$900	$353
Kremeworks Canada, LP	667	30
Krispy Kreme of South Florida, LLC	-	399
	1,567	782
Less: reserves and allowances	(1,567)	-
	$-	$782

The carrying values of our investments and advances in Kremeworks, LLC (“Kremeworks”) and Kremeworks Canada, LP (“Kremeworks Canada”) were zero at January 31, 2016 and February 1, 2015. In addition, we had reserved all of the balance of our advances to Kremeworks and Kremeworks Canada at such dates. Accrued but uncollected interest on such advances of approximately $370,000 and $390,000 at January 31, 2016 and February 1, 2015, respectively, has not been reflected in income at such date.

We recorded an accrual of $1.6 million in fiscal 2008 for potential payments under a loan guarantee related to Krispy Kreme of South Florida, LLC (“KKSF”), representing the amount we had estimated we were likely to pay under such guarantee. KKSF failed to repay the indebtedness upon its maturity in October 2009 but continued to make payments pursuant to an informal forbearance agreement with the lender. In October 2012, KKSF received notice that the original lender had sold the loan to a new lender. KKSF then entered into refinancing negotiations with the new lender, while continuing to make payments on the loan. Such negotiations were unsuccessful, and in October 2013 the new lender made demand on KKSF to retire the loan in full and on us to perform under our guarantee. On November 1, 2013, we made a loan of approximately $1.6 million to KKSF, the proceeds of which KKSF used to retire the debt in full, including accrued interest and lender expenses. Such amount was charged against the guarantee liabilities accrual. The amount advanced to KKSF pursuant to our guarantee was evidenced by a promissory note payable to us by KKSF. In light of the uncertainty regarding the collectability of the note, including KKSF’s failure to repay the indebtedness when due in 2009, failure to refinance the indebtedness with either of the prior lenders, and the lender ultimately demanding payment of the debt, we recorded payments on the note as a component of other non-operating income as they were received as more fully described in Note 9.

In December 2011, we, KKSF and KKSF’s majority owner entered into a restructuring agreement pursuant to which KKSF was to pay to us past due amounts totaling approximately $825,000, all of which we had written off in prior years. KKSF paid a total of $180,000 of such amount following the execution of the agreement, and commenced repayment of the remaining amount in fiscal 2012. All amounts paid under the agreement were being recorded as received. We agreed to convey to KKSF’s majority owner all of our membership interests in KKSF at such time as KKSF paid all the agreed upon amounts and we were reimbursed for all amounts paid by us pursuant to our guarantee of the KKSF indebtedness described above, provided that neither KKSF nor its majority owner are then in default under any agreement between either of them and us.

On January 14, 2016, we conveyed our membership interest in KKSF to the majority owner of KKSF upon receipt of payment of approximately $810,000 for all outstanding indebtedness which included the promissory note and amounts due under the restructuring agreement described above.

Note 8 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	January 31,	February 1,
	2016	2015
	(In thousands)
Goodwill:
International Franchise segment	$15,664	$15,664
Domestic Franchise segment	7,832	7,832
Company Stores segment (Note 21)	2,594	2,594
Reacquired franchise rights associated with Company Stores segment, net of accumulated
amortization of $1.3 million at January 31, 2016 and $556,000 at February 1, 2015	4,895	3,980
	$30,985	$30,070

The goodwill and reacquired franchise rights associated with the Company Stores segment in the preceding table are net of accumulated impairment losses totaling $139.4 million and $1.9 million, respectively.

The changes in reacquired franchise rights are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Balance at beginning of year	$3,980	$601
Acquisition of stores and franchise rights from franchisees (Note 21)	1,702	3,853
Amortization expense	(747)	(474)
Impairment of reacquired franchise rights related to the Company Stores segment (Note 15)	(40)	-
Balance at end of year	$4,895	$3,980

We have acquired the assets and operations and franchise rights to develop certain CPG channels of trade from certain of our franchisees as described in Note 21. The allocation of the purchase prices included amounts allocated to reacquired franchise rights, which are being amortized over the terms of the reacquired franchise agreements. Estimated amortization expense is expected to be approximately $1.0 million in fiscal 2017 through fiscal 2020 and $250,000 in fiscal 2021. The remaining amortization period for these assets is approximately 5 years.

Note 9 — Other Assets

The components of other assets are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Non-current portion of notes receivable	$3,605	$3,482
Non-current portion of claims against insurance carriers related to self-insurance
programs (Notes 1, 5, 10 and 12)	2,998	3,290
401(k) mirror plan assets (Notes 12 and 18)	2,158	2,496
Deposits	695	734
Deferred financing costs, net of accumulated amortization	262	370
Other	447	388
	$10,165	$10,760

We have notes receivable from certain of our franchisees which are summarized in the following table. As of January 31, 2016 and February 1, 2015, substantially all of the notes receivable were being paid in accordance with their terms.

	January 31,	February 1,
	2016	2015
	(In thousands)
Notes receivable:
Note receivable from franchisees	$4,829	$4,534
Less — portion due within one year included in receivables (Note 3)	(1,224)	(1,052)
	$3,605	$3,482

Notes receivable at January 31, 2016 and February 1, 2015, consist principally of amounts payable to us related to sales of equipment, to the sale of certain leasehold interests, and to a refranchising transaction.

In addition to the foregoing notes receivable, we had promissory notes totaling approximately $1.2 million at January 31, 2016 and $1.9 million at February 1, 2015 principally representing royalties and fees due to us which, as a result of doubt about their collection, we have not yet recorded as revenues. During fiscal 2016 and 2015, we collected approximately $700,000 and $900,000, respectively, related to these promissory notes and recorded such collections in revenues as received because of the uncertainty as to the timing and amount of such collections.

Finally, we had a promissory note receivable from KKSF totaling approximately $1.0 million at February 1, 2015, arising from our advance to KKSF of approximately $1.6 million. Because of the uncertainty of recovery of amounts advanced to KKSF, the note receivable was not reflected as an asset in the accompanying consolidated balance sheet. We recorded payments on the note as they were received from KKSF, and reflected such amounts as a component of other non-operating income. On January 14, 2016, we conveyed our membership interest in KKSF to the majority owner of KKSF which included the payment of approximately $500,000 for the remaining outstanding balance of this promissory note as more fully described in Note 7. Such collections on this promissory note totaled approximately $1.0 million and $550,000 in fiscal 2016 and 2015, respectively.

Note 10 — Accrued Liabilities

The components of accrued liabilities are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Accrued compensation	$6,464	$10,533
Accrued vacation pay	6,074	5,732
Current portion of self-insurance claims, principally worker's compensation
(Notes 1, 5, 9, and 12)	3,660	3,773
Accrued taxes, other than income	2,240	2,541
Accrued health care claims	1,284	1,330
Franchisee equipment deposits and deferred revenue	3,570	1,017
Gasoline commodity futures contracts	-	937
Accrued guarantee liabilities (Note 13)	844	906
Current portion of deferred development fee revenue (Note 12)	980	906
Agricultural commodity futures contracts	-	874
Other	4,517	3,981
	$29,633	$32,530

The changes in the assets and liabilities associated with self-insurance programs are summarized as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Accrual for self-insurance programs, net of receivables from stop-loss policies:
Balance at beginning of year	$7,568	$8,047	$8,455
Additions charged to costs and expenses	3,828	2,600	3,436
Claims payments	(3,390)	(3,079)	(3,844)
Balance at end of year	$8,006	$7,568	$8,047
Accrual reflected in:
Accrued liabilities	$3,660	$3,773	$3,765
Other long-term obligations and deferred credits	8,091	8,097	8,382
Claims receivable under stop-loss insurance policies included in:
Other current assets	(747)	(1,012)	(893)
Other assets	(2,998)	(3,290)	(3,207)
	$8,006	$7,568	$8,047

Note 11 — Credit Facilities and Lease Obligations

Lease obligations consist of the following:

	January 31,	February 1,
	2016	2015
	(In thousands)
Capital lease obligations	$2,709	$2,940
Financing obligations	8,834	6,747
	11,543	9,687
Less: current portion	(326)	(333)
	$11,217	$9,354

2013 Revolving Credit Facility

On July 12, 2013, we entered into a $40 million revolving secured credit facility (the “2013 Facility”) which matures in July 2018. The 2013 Facility is secured by a first lien on substantially all of our personal property assets and certain of our domestic subsidiaries. No borrowings were made on the 2013 Facility on the closing date, and we repaid the $21.7 million remaining balance of the 2011 Term Loan and terminated the 2011 Secured Credit Facilities described below. We recorded a pretax charge of approximately $967,000 in the second quarter of fiscal 2014 to write off the unamortized deferred debt issuance costs related to the terminated facility and to reflect the termination of a related interest rate hedge described below.

Interest on borrowings under the 2013 Facility is payable either at LIBOR or the Base Rate (which is the greatest of the prime rate, the Fed funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on our leverage ratio. As of January 31, 2016, the Applicable Percentage was 1.25%.

The 2013 Facility contains provisions which permit us to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At January 31, 2016, we had approximately $10.2 million of letters of credit outstanding, substantially all of which secure our reimbursement obligations to insurers under our self-insurance programs.

We are required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Facility lending commitment, ranging from 0.15% to 0.35%, depending on our leverage ratio. As of January 31, 2016, the fee on the unused portion of the 2013 Facility was 0.15%.

The 2013 Facility requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0. As of January 31, 2016, our leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.7 to 1.0.

The operation of the restrictive financial covenants related to the 2013 Facility may limit the amount we may borrow under the 2013 Facility. The restrictive covenants did not limit our ability to borrow the full $29.8 million of unused credit under the 2013 Facility as of January 31, 2016.

The 2013 Facility also contains covenants which, among other things, generally limit (with certain exceptions): liquidations, mergers, and consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, assignment, lease, conveyance or transfer of assets; certain investments; dividends and stock redemptions or repurchases in excess of certain amounts; transactions with affiliates; engaging in materially different lines of business; certain sale-leaseback transactions; and other activities customarily restricted in such agreements. The 2013 Facility also prohibits the transfer of cash or other assets to the Parent Company, whether by dividend, loan or otherwise, but provides for exceptions to enable the Parent Company to pay taxes, directors’ fees and operating expenses, as well as exceptions to permit dividends in respect of our common stock and stock redemptions and repurchases, to the extent permitted by the 2013 Facility.

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

2011 Secured Credit Facilities

On January 28, 2011, we entered into secured credit facilities (the “2011 Secured Credit Facilities”), consisting of a $25 million revolving credit line (the “2011 Revolver”) and a $35 million term loan (the “2011 Term Loan”), each of which were scheduled to mature in January 2016. The 2011 Secured Credit Facilities were secured by a first lien on substantially all of our assets and those of our domestic subsidiaries. On July 12, 2013, the 2011 Term Loan was paid in full and the 2011 Secured Credit Facilities were terminated.

On March 3, 2011, we entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled us to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. We accounted for this derivative contract as a cash flow hedge. The contract was terminated in July 2013 following the retirement in full of the 2011 Term Loan. In the second quarter of fiscal 2014, the $516,000 unrealized loss on the contract previously included in Accumulated Other Comprehensive Income was reclassified to earnings in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Lease Obligations

We acquire equipment and facilities under capital and operating leases and build-to-suit arrangements. In certain build-to-suit leasing arrangements, we incur hard costs related to the construction of leased stores and are therefore deemed the owner of the leased stores for accounting purposes during the construction period. We record the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the leased store, we consider whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. These leasing arrangements do not qualify for sale-leaseback treatment and, accordingly, we record the transactions as financing obligations. A portion of the lease payments is allocated to land and is classified as an operating lease. The remainder of the lease payments is allocated between interest expense and amortization of the financing obligations. The assets are depreciated over their estimated useful lives. At the end of the lease term, the carrying value of the leased asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased assets as settlement of the remaining financing obligation or enter into a new arrangement for the continued use of the asset.

The approximate future minimum lease payments under non-cancelable leases and build-to-suit leasing arrangements as of January 31, 2016 are set forth in the following table:

	Operating	Capital	Financing
Fiscal Year	Leases	Leases	Obligations
	(In thousands)
2017	$15,914	$814	$990
2018	15,162	684	990
2019	12,809	507	990
2020	8,000	439	1,007
2021	7,783	434	1,092
Thereafter	114,365	6,048	17,413
	$174,033	8,926	22,482
Portion representing interest		(6,058)	(17,511)
Portion representing executory costs		(159)	-
Unamortized balance of financing obligations at end of lease term		-	3,863
Total capital lease and financing obligations		$2,709	$8,834

Rent expense, net of rental income, totaled $15.9 million in fiscal 2016, $13.4 million in fiscal 2015 and $12.3 million in fiscal 2014. Such rent expense includes rents under non-cancelable operating leases as well as sundry short-term rentals.

Cash Payments of Interest

Interest paid, inclusive of deferred financing costs, totaled approximately $1.5 million in fiscal 2016, $750,000 in fiscal 2015 and $940,000 in fiscal 2014.

Note 12 — Other Long-Term Obligations and Deferred Credits

The components of other long-term obligations and deferred credits are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Non-current portion of self-insurance claims, principally worker's
compensation (Notes 1, 5, 9 and 10)	$8,091	$8,097
Accrued rent expense	6,924	6,571
Non-current portion of deferred development fee revenue (Note 10)	5,280	4,877
401(k) mirror plan liability (Notes 9 and 18)	2,158	2,496
Landlord upfit allowances on leased premises	2,176	2,445
Other	1,170	1,129
	$25,799	$25,615

Note 13 — Commitments and Contingencies

Except as disclosed below, we currently are not a party to any material legal proceedings.

Pending Litigation

K2 Asia Litigation

On April 7, 2009, a Cayman Islands corporation, K2 Asia Ventures, and its owners filed a lawsuit in Forsyth County, North Carolina Superior Court against us, our franchisee in the Philippines, and other persons associated with the franchisee. The suit alleges that we and the other defendants conspired to deprive the plaintiffs of claimed “exclusive rights” to negotiate franchise and development agreements with prospective franchisees in the Philippines, and seeks unspecified damages. We therefore do not know the amount or range of possible loss related to this matter. We believe that these allegations are false and continue to vigorously defend against the lawsuit. On July 26, 2013, the Superior Court dismissed the Philippines-based defendants for lack of personal jurisdiction, and the plaintiffs appealed that decision. On January 22, 2015, the North Carolina Supreme Court denied the plaintiffs’ request to review the case. We moved for summary judgment on May 7, 2015 and are awaiting a decision by the Superior Court. We do not believe it is probable that a loss has been incurred with respect to this matter, and accordingly no liability related to it has been reflected in the accompanying financial statements.

Other Legal Matters

We also are engaged in various legal proceedings arising in the normal course of business. We maintain insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from management’s expectations, management currently does not believe their resolution will have a material adverse effect on our consolidated financial statements.

Other Commitments and Contingencies

We have guaranteed certain franchisee lease obligations, usually in connection with subleasing or assigning leases in connection with refranchising transactions. The aggregate liability recorded for such obligations was $844,000 at January 31, 2016, and is included in accrued liabilities.

Our primary bank had issued letters of credit on our behalf totaling $10.2 million at January 31, 2016, substantially all of which secure our reimbursement obligations to insurers under our self-insurance arrangements.

We are exposed to the effects of commodity price fluctuations on the cost of ingredients for our products, of which flour, shortening and sugar are the most significant. In order to secure adequate supplies of products and bring greater stability to the cost of ingredients, we routinely enter into forward purchase contracts with suppliers under which we commit to purchase agreed-upon quantities of ingredients at agreed-upon prices at specified future dates. Typically, the aggregate outstanding purchase commitment at any point in time will range from one month’s to several years’ anticipated ingredients purchases, depending on the ingredient. In addition, from time to time we enter into contracts for the future delivery of equipment purchased for resale and components of doughnut-making equipment manufactured by us. As of January 31, 2016, we had approximately $57 million of commitments under ingredient and other forward purchase contracts. While we have multiple suppliers for most of our ingredients, the termination of our relationships with vendors with whom we have forward purchase agreements, or those vendors’ inability to honor the purchase commitments, could adversely affect our results of operations and cash flows.

In addition to entering into forward purchase contracts, we from time to time purchase exchange-traded commodity futures contracts or options on such contracts for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We typically assign the futures contract to a supplier in connection with entering into a forward purchase contract for the related ingredient. We may also purchase futures, options on futures or enter into other contracts to hedge our exposure to rising gasoline prices. See Note 20 for additional information about these derivatives.

Note 14 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

Our shareholders have approved the Krispy Kreme Doughnuts, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock awards, performance unit awards, performance share awards, stock appreciation rights and phantom stock awards.

The 2012 Plan provides for the issuance of approximately 5.1 million shares of our common stock (as adjusted to reflect forfeitures and expirations subsequent to January 29, 2012 of awards issued under predecessor plans, pursuant to the 2012 Plan), of which approximately 3.4 million remain available for grant through June 2022. Any shares that are subject to options or stock appreciation rights awarded under the 2012 Plan will be counted against the 2012 Plan limit as one share for every one share granted, and any shares that are subject to 2012 Plan awards other than options or stock appreciation rights will be counted against this limit as one and thirty three-hundredths (1.33) shares for every one share granted. The 2012 Plan provides that options may be granted with exercise prices not less than the closing sale price of our common stock on the date of grant.

We measure and recognize compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period. The fair value of SBP awards which vest in increments and for which vesting is subject solely to service conditions is charged to expense on a straight-line basis over the aggregate vesting period of each award, which generally is four years.

The aggregate cost of SBP awards charged to earnings for fiscal 2016, 2015 and 2014 is set forth in the following table. We did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Costs charged to earnings related to:
Stock options	$637	$1,209	$1,865
Restricted stock units	4,947	3,257	4,587
Total costs	$5,584	$4,466	$6,452

Costs included in:
Direct operating expenses	$2,146	$2,145	$2,487
General and administrative expenses	3,438	2,321	3,965
Total costs	$5,584	$4,466	$6,452

The fair value of stock options was estimated using the Black-Scholes option pricing model. Options granted generally have contractual terms of 10 years, the maximum term permitted under the 2012 Plan and predecessor plans. The weighted average assumptions used in valuing stock options are set forth in the following table.

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Expected life of option	7.0 years	7.0 years	7.0 years
Risk-free interest rate	1.68%	2.14%	2.19%
Expected volatility of stock	60.0%	65.0%	65.0%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of stock options valued using the Black-Scholes option pricing model is estimated by reference to historical experience and any relevant characteristics of the option. The risk-free rate of interest is based on the yield of a zero-coupon U.S. Treasury bond on the date the award is granted having a maturity approximately equal to the expected term of the award. Expected volatility is estimated based upon the historical volatility of our common shares. We use historical employee turnover data to estimate forfeitures of awards prior to vesting.

The number of options granted and the aggregate and weighted average fair value of such options were as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Weighted average fair value per share of options granted	$12.49	$12.07	$11.17
Total number of options granted	68,900	88,300	251,000
Total fair value of all options granted	$860,300	$1,065,200	$2,804,800

The following table summarizes stock option transactions for fiscal 2016, 2015 and 2014.

		Weighted Average	Aggregate	Weighted Average
	Shares Subject	Exercise Price Per	Intrinsic	Remaining Contractual
	to Option	Share	Value	Term
	(Dollars in thousands, except per share amounts)
Outstanding at February 3, 2013	5,206,500	$8.15	$36,388	5.8 years
Granted	251,000	$17.47
Exercised	(459,500)	$5.25	$5,324
Expired	(391,000)	$38.66
Forfeited	-	$-
Outstanding at February 2, 2014	4,607,000	$6.27	$51,044	5.7 years
Granted	88,300	$18.88
Exercised	(1,929,600)	$5.32	$25,515
Expired	(129,800)	$18.15
Forfeited	(90,700)	$8.66
Outstanding at February 1, 2015	2,545,200	$6.75	$32,382	5.6 years
Granted	68,900	$20.91
Exercised	(349,200)	$5.53	$3,791
Expired	(3,900)	$17.47
Forfeited	(165,300)	$14.66
Outstanding at January 31, 2016	2,095,700	$6.77	$17,605	4.1 years
Exercisable at January 31, 2016	1,969,600	$5.95	$17,605	3.8 years

Additional information regarding stock options outstanding as of January 31, 2016 is as follows:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining
				Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices			Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.40	-	$3.08	869,600	2.7	$2.65	869,600	$2.65
$6.39	-	$9.71	952,800	4.3	$7.14	952,800	$7.14
$17.47	-	$20.91	273,300	7.5	$18.58	147,200	$17.68

In addition to stock options, we have awarded restricted stock units (which are settled in common stock). The fair value of the restricted stock units is equal to the quoted market price of our common stock on the date of grant. The following table summarizes changes in unvested restricted stock unit awards for fiscal 2016, 2015 and 2014:

		Weighted
		Average Grant
	Unvested	Date Fair
	Shares	Value
Unvested at February 3, 2013	1,238,200	$8.65
Granted	300,200	$18.14
Vested	(509,900)	$8.46
Forfeited	(52,600)	$7.38
Unvested at February 2, 2014	975,900	$11.73
Granted	129,700	$19.13
Vested	(480,700)	$11.45
Forfeited	(80,300)	$12.35
Unvested at February 1, 2015	544,600	$13.65
Granted	375,500	$20.38
Vested	(327,800)	$13.78
Forfeited	(80,700)	$15.67
Unvested at January 31, 2016	511,600	$18.19

The total fair value as of the grant date of the restricted stock unit awards vesting during fiscal 2016, 2015 and 2014 was $4.5 million, $5.5 million and $4.3 million, respectively.

As of January 31, 2016, the total unrecognized compensation cost related to SBP awards was approximately $7.4 million. The remaining service periods over which compensation cost will be recognized for these awards range from approximately three months to four years, with a weighted average remaining service period of approximately 1.4 years.

At January 31, 2016, there were approximately 6.0 million shares of common stock reserved for issuance pursuant to awards granted under the 2012 Plan and predecessor plans.

Repurchases of Common Shares

In fiscal 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock, and subsequently increased such authorization three times such that it totaled $155 million at January 31, 2016. The authorization has no expiration date. Through January 31, 2016, we had cumulatively repurchased approximately 6,197,099 shares under the repurchase authorization at an average price of $18.00 per share, for a total cost of $111.6 million. As of January 31, 2016, approximately $43.4 million remained available under the $155 million share repurchase authorization. In March 2016, our Board of Directors increased the authorization by an additional $100.0 million to $255.0 million. Including the March 2016 increase in authorization, $143.4 million remains available for future share repurchases.

During each of the last three fiscal years, we permitted holders of restricted stock awards to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing us in cash. The aggregate fair value of common stock surrendered related to the vesting of restricted stock awards was $1.6 million, $2.8 million and $2.6 million in fiscal 2016, 2015 and 2014, respectively. The aggregate fair value of the surrendered shares has been reflected as a financing activity in the accompanying consolidated statement of cash flows and as a repurchase of common shares in the accompanying consolidated statement of changes in shareholders’ equity.

The following table summarizes repurchases of common stock for fiscal 2016, 2015 and 2014:

	Year Ended
	January 31,		February 1,		February 2,
	2016		2015		2014
		Common		Common		Common
	Shares	Stock	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share
repurchase authorizations	2,775	$50,000	2,237	$39,225	1,185	$22,342
Shares surrendered in reimbursement
for withholding taxes	97	1,561	153	2,811	136	2,560
	2,872	$51,561	2,390	$42,036	1,321	$24,902

Note 15 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Impairment charges:
Impairment of long-lived assets - current period charges	$4,886	$901	$-
Impairment of reacquired franchise rights	40	-	-
Total impairment charges	4,926	901	-
Lease termination costs:
Provision for termination costs	352	56	1,374
Less - reversal of previously recorded accrued rent expense	(555)	(2)	-
Total lease termination costs	(203)	54	1,374
Total impairment charges and lease termination costs	$4,723	$955	$1,374

We test long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, unfavorable observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of our annual budgeting process. When we conclude that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), we record impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets we currently are negotiating to sell, based on our negotiations with unrelated third-party buyers. Impairment charges related to our long-lived assets were $4.9 million and $901,000 in fiscal 2016 and fiscal 2015, respectively. Such charges relate to underperforming stores identified in the fourth quarter during our annual budgeting process, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired store assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which we are negotiating to sell, based on our negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment the fair values of which were estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs. We recorded no impairment charges in fiscal 2014.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which we cease use of the leased property. The fair value of these liabilities were estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

In November 2013, the Fairfax County, Virginia court entered a judgment against us in our dispute with the landlord of our former commissary in Lorton, Virginia. Following entry of the judgment, we recorded an additional lease termination charge of approximately $1.4 million related to the matter, and in the fourth quarter of fiscal 2014 settled with the landlord on all issues in exchange for a payment by us of $1.8 million.

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$116	$178	$646
Provision for lease termination costs:
Provisions associated with store closings, net of estimated
sublease rentals	313	44	-
Adjustments to previously recorded provisions resulting from settlements
with lessors and adjustments of previous estimates	30	(5)	1,351
Accretion of discount	9	17	23
Total provision	352	56	1,374
Payments on unexpired leases, including settlements with lessors	(190)	(118)	(1,842)
Balance at end of year	$278	$116	$178

Accrued lease termination costs are included in the consolidated balance sheet as follows:
Accrued liabilities	$278	$94	$74
Other long-term obligations and deferred credits	-	22	104
	$278	$116	$178

Note 16 — Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Current	$2,786	$2,427	$2,790
Deferred	16,650	15,729	8,014
	$19,436	$18,156	$10,804

A reconciliation of the tax provision computed at the statutory federal income tax rate and our provision for income taxes follows:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Income taxes at statutory federal rate	$18,142	$16,875	$15,771
State income taxes, net of federal income tax benefit	1,139	1,662	1,902
Reversal of valuation allowance on deferred income tax assets	(817)	(150)	(4,306)
Benefit of foreign tax credits in excess of benefit previously recorded	(910)	-	(4,481)
Foreign taxes, principally withholding taxes	2,625	2,457	2,309
Credit for foreign income taxes	(2,625)	(2,457)	(2,309)
Other changes in tax credit carryforwards	(27)	-	118
Accruals for uncertain tax positions	40	-	359
Accruals for interest and penalties	66	15	3
Changes in estimated future blended state income tax rate	1,408	73	717
Other	395	(319)	721
	$19,436	$18,156	$10,804

We establish valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not.

In the fourth quarter of fiscal 2016, after considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of our deferred tax assets, we concluded that it was more likely than not that state income tax NOL carryovers deferred tax assets would be realized in future years in excess of amounts previously estimated. This reduction in the valuation allowance resulted from the increase in our estimate of annual pre-tax income to be earned in future periods from $45 million to $56.3 million. Accordingly, we reversed $817,000 of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. In addition, $267,000 of state NOL deferred tax assets expired unused during fiscal 2016 which had a valuation allowance related to them. This reduction in state NOL deferred tax assets required a corresponding reduction of the same amount in the valuation allowance with no net impact on tax expense. The total reduction of the valuation allowance for the fourth quarter of fiscal 2016 was $1,084,000.

Also in the fourth quarter of fiscal 2016, we concluded that foreign tax credit carryovers related to certain tax years, which we previously forecasted would be deducted from future taxable income, rather than being taken as a credit against future income taxes payable would ultimately be taken as a credit rather than as a deduction. The resulting increase in our estimate of the amount of tax benefits to be realized from the credit carryovers also was reflected as a credit to income tax expense in the fourth quarter of fiscal 2016 of $910,000.

The aggregate credit to income tax expense in the fourth quarter of fiscal 2016 from the reduction in our estimate of the necessary valuation allowance at January 31, 2016, and the increase in the aggregate amount of tax benefits expected to be realized from the foreign tax credit carryovers, was $1.7 million. All of both adjustments resulted from the increase in the fourth quarter of fiscal 2016 in our estimate of the amount of annual pretax income to be earned in future periods.

In fiscal 2014, as a result of an increase in our estimate of the amount of annual pretax income to be earned in future periods, we concluded that it was more likely than not that deferred tax assets would be realized in future years in excess of amounts previously estimated. Accordingly, we reversed $4.3 million of the valuation allowance on deferred tax assets, with an offsetting credit to the provision for income taxes. Also as a result of our change in estimate for future pretax income we concluded that certain foreign tax credits would be taken as credits instead of deductions and recorded a tax benefit of $4.5 million.

As of January 31, 2016 and February 1, 2015, we had approximately $2.9 million and $5.2 million, respectively, of foreign tax credits related to other tax years which we continued to forecast would be reflected as a deduction from future taxable income rather than as a credit against future taxes payable.

In the second quarter of fiscal 2016, the North Carolina state legislature announced it had surpassed its revenue estimates and these increased tax revenues triggered an automatic reduction to the state corporate income tax rate, which caused us to revalue our deferred income tax assets to reflect the lower corporate income tax rate. The net effect of the NC tax rate reduction and associated revaluation of our deferred tax assets resulted in a reduction in net deferred tax assets of $467,000; such amount was included in income tax expense for the second quarter of fiscal 2016. Because a portion of the deferred tax assets were already subject to a valuation allowance, the revaluation of the assets resulted in a reduction in the necessary valuation allowance of approximately $63,000, which is reflected in the $467,000 reduction in net deferred tax assets.

We recognize deferred income tax assets and liabilities based upon our expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in our tax returns but which have not yet been recognized as an expense in the financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which we have already recorded a tax benefit in the consolidated financial statements.

The tax effects of temporary differences are as follows:

	January 31,	February 1,
	2016	2015
	(In thousands)
Deferred income tax assets:
Goodwill and reacquired franchise rights	$-	$1,325
Other intangible assets	1,463	1,505
Allowance for doubtful accounts	108	191
Other current assets	1,444	1,124
Property and equipment	5,997	6,202
Other non-current assets	1,600	2,777
Self-insurance accruals	3,545	3,434
Deferred revenue	3,425	2,608
Accrued compensation	3,932	5,154
Other current liabilities	911	998
Other non-current liabilities	3,505	3,488
Share-based compensation	8,375	8,489
Federal net operating loss carryforwards	19,619	34,709
Federal tax credit carryforwards	16,680	12,642
State net operating loss and credit carryforwards	6,788	8,938
Other	554	505
Gross deferred income tax assets	77,946	94,089
Valuation allowance on deferred income tax assets	(1,419)	(2,566)
Deferred income tax assets, net of valuation allowance	76,527	91,523
Deferred income tax liabilities - goodwill and reacquired franchise rights	(1,653)	-
Net deferred income tax assets	$74,874	$91,523

The changes in the valuation allowance on deferred income tax assets are summarized as follows:

	Year Ended
	January 31,	February 1,	February 3,
	2016	2015	2014
	(In thousands)
Valuation allowance on deferred tax assets:
Balance at beginning of year	$2,566	$2,675	$9,767
Reversal of valuation allowance credited to earnings	(817)	(150)	(4,306)
Reduction of valuation allowance due to state NOL deferred
tax assets expirations not affecting earnings	(267)	-	-
Reclassification of valuation allowance against deferred tax assets
not affecting earnings	-	-	(2,472)
Reduction in valuation allowance related to enacted change in
North Carolina statutory income tax rate	(63)	-	(314)
Other	-	41	-
Balance at end of year	$1,419	$2,566	$2,675

The valuation allowances of $1.4 million and $2.6 million as of January 31, 2016 and February 1, 2015, respectively, represent the portion of our deferred tax assets management estimated would not be realized in the future. Such assets are associated with state net operating loss carryforwards related to states in which the scope of our operations has decreased, which adversely affects our ability to realize the net operating loss carryforwards before the statute of limitations expire because we have little income earned in or apportioned to those states.

Realization of net deferred tax assets generally is dependent on generation of taxable income in future periods. While we believe our forecast of future taxable income is reasonable, actual results will inevitably vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

We have approximately $60 million of federal income tax loss carryforwards expiring in fiscal 2027 through 2031. In addition to this amount, we have approximately $64 million of income tax loss carryforwards resulting from tax deductions related to stock options and other equity awards to employees, the tax benefits of which, if subsequently realized, will be recorded as additions to common stock; the amount of such potential benefits is approximately $24 million. We also have state income tax loss carryforwards expiring in fiscal 2017 through 2035. We have $16.7 million of federal tax credit carryforwards expiring in fiscal 2020 through 2036, principally consisting of federal foreign tax credit carryforwards.

We are subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions. Our income tax returns periodically are examined by the Internal Revenue Service (the “IRS”) and by other tax authorities in various jurisdictions. We assess the likelihood of adverse outcomes resulting from these examinations in determining the provision for income taxes. Because of special rules applicable to companies which have incurred net operating losses that may be carried back to earlier years or forward to subsequent years, our income tax returns for fiscal 2002 and later years are subject to examination and adjustment notwithstanding the normal three year statute of limitations. With the exception of fiscal 2010, which was examined by the IRS without adjustment, the IRS has not examined our federal income tax returns for years subsequent to fiscal 2004. Our state income tax returns generally are subject to adjustment by state tax authorities for similar reasons over similar time periods.

Income tax payments, net of refunds, were $2.6 million, $2.5 million and $2.5 million in fiscal 2016, 2015 and 2014, respectively. The tax payments in all three fiscal years were comprised largely of foreign withholding taxes on amounts received from foreign franchisees.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,965	$1,952	$1,327
Increases related to positions taken in the current year	70	108	105
Increases (decreases) related to positions taken in prior years	22	(21)	702
Lapsing of statutes of limitations	(76)	(74)	(182)
Unrecognized tax benefits at end of year	$1,981	$1,965	$1,952

Approximately all of the aggregate $2.0 million of unrecognized income tax benefits at January 31, 2016, would, if recognized, be reflected as a reduction in income tax expense.

We do not expect any material change in fiscal 2017 in the amount of unrecognized tax benefits.

Our policy is to recognize interest and penalties related to income tax issues as components of income tax expense. Our balance sheet reflects approximately $379,000 and $313,000 of accrued interest and penalties as of January 31, 2016 and February 1, 2015, respectively. Our statement of income reflects $66,000 and $15,000 of interest and penalty expense for fiscal 2016 and 2015, respectively.

Note 17 — Related Party Transactions

All franchisees are required to purchase doughnut mix and production equipment from KK Supply Chain. Revenues include $9.8 million, $9.5 million and $9.4 million in fiscal 2016, 2015 and 2014, respectively, of KK Supply Chain sales to stores owned by franchisees in which we have an ownership interest, as described in Note 7. Revenues also include royalties from these franchisees of $1.4 million, $1.3 million and $1.3 million in fiscal 2016, 2015 and 2014, respectively. Trade receivables from these franchisees are included in receivables from related parties as shown in Note 3. These transactions were conducted pursuant to franchise agreements, the terms of which are substantially the same as the agreements with unaffiliated franchisees.

Note 18 — Employee Benefit Plans

We have a 401(k) savings plan (the “401(k) Plan”) to which eligible employees may contribute up to 100% of their salary and bonus on a tax deferred basis, subject to statutory limitations. We currently match 50% of the first 6% of compensation contributed by each employee to the 401(k) Plan. Contributions expense for this plan totaled approximately $1.0 million in fiscal 2016, $910,000 in fiscal 2015 and $860,000 in fiscal 2014.

We also have a Nonqualified Deferred Compensation Plan (the “401(k) Mirror Plan”) designed to enable officers of the Company whose contributions to the 401(k) Plan are limited by certain statutory limitations to have the same opportunity to defer compensation as is available to other employees of the Company under the qualified 401(k) savings plan. Participants may defer from 1% to 15% of their base salary and from 1% to 100% of their bonus (reduced by their contributions to the 401(k) Plan), subject to statutory limitations, into the 401(k) Mirror Plan and may direct the investment of the amounts they have deferred. The investments, however, are not a legally separate fund of assets, are subject to the claims of our general creditors, and are included in other assets in the consolidated balance sheet. The corresponding liability to participants is included in other long-term obligations. The balance in the asset and corresponding liability account was $2.2 million and $2.5 million at January 31, 2016 and February 1, 2015, respectively.

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

Our financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable and accrued liabilities and are reflected in the consolidated financial statements at cost which approximates fair value for these items due to their short term nature. We believe the fair value determination of these short-term financial instruments is a Level 1 measure.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at January 31, 2016 and February 1, 2015.

	January 31, 2016(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,158	$-	$-

	February 1, 2015(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,496	$-	$-
Liabilities:
Agricultural commodity futures contracts	874	-	-
Gasoline commodity futures contracts	937	-	-
Total liabilities	$1,811	$-	$-

(1) There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the years ended January 31, 2016 or February 1, 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the nonrecurring fair value measurements recorded during fiscal 2016 and 2015. There were no material nonrecurring fair value measurements recorded in fiscal 2014.

	Year Ended January 31, 2016
	Level 1	Level 2	Level 3	Total gain (loss)
		(In thousands)
Long-lived assets	$-	$6,965	$-	$(4,886)
Lease termination liabilities	-	313	-	242

	Year Ended February 1, 2015
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$270	$-	$(901)

Long-Lived Assets

During fiscal 2016, long-lived assets having an aggregate carrying value of $11.9 million were written down to their estimated fair value of $7.0 million, resulting in recorded impairment charges of $4.9 million as described in Note 15. The charges relate to underperforming stores, including both stores closed or likely to be closed and stores which management believes will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which management has not yet decided to close. The impaired stores’ assets include real properties, the fair values of which were estimated based on independent appraisals or, in the case of any properties which we are negotiating to sell, based on our negotiations with unrelated third-party buyers; leasehold improvements, which are typically abandoned when the leased properties revert to the lessor; and doughnut-making and other equipment in the stores, the fair values of which were estimated based on the replacement cost of the equipment, after considering refurbishment and transportation costs.

During fiscal 2015, long-lived assets associated with a company-owned shop having an aggregate carrying value of $1.2 million were written down to their estimated fair value of $270,000, resulting in recorded impairment charges of $901,000 as described in Note 15. The charge relates to a store which currently generates negative cash flows and which management believes is unlikely to generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets. The $270,000 fair value of the asset group relates entirely to the portion of the equipment and fixtures in the store that we believe could be moved to a different shop in the event we decide to close the shop with respect to which the impairment charge was recorded; such amount was based on the replacement cost of the equipment and fixtures, after considering refurbishment and transportation costs. No significant value was ascribed to the shop’s building constructed on leased land because the value of such improvements likely would revert to the landlord if we close the shop.

These inputs are classified as Level 2 within the valuation hierarchy.

Lease Termination Liabilities

During fiscal 2016, we recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 15; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the year ended January 31, 2016, $555,000 of previously recorded accrued rent expense related to store closures exceeded the $313,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period.

Note 20 — Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is commodity price risk. We do not hold or issue derivative instruments for trading purposes. Additional disclosure about the fair value of derivative instruments is included in Note 19.

Commodity Price Risk

We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time we purchase exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any, and the fair value of commodity derivatives is reflected in earnings because we have not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. We had no commodity derivative contracts outstanding as of January 31, 2016.

Interest Rate Risk

We are exposed to market risk from increases in interest rates on any borrowings outstanding under our 2013 Facility. As of January 31, 2016, there were no borrowings outstanding under such facility. During the second quarter of fiscal 2014, we repaid in full the remaining balance of our 2011 Term Loan.

On March 3, 2011, we entered into an interest rate derivative contract having an aggregate notional principal amount of $17.5 million. The derivative contract entitled us to receive from the counterparty the excess, if any, of the three-month LIBOR rate over 3.00% for each of the calendar quarters in the period beginning April 2012 and ending December 2015. We accounted for this derivative contract as a cash flow hedge. In the second quarter of fiscal 2014, as a result of the termination of the contract, the $516,000 unrealized loss on the contract previously included in accumulated other comprehensive income was reclassified to earnings in the consolidated statement of income because the hedged forecasted transaction (interest on the 2011 Term Loan) would not occur.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

The following table presents the fair values of derivative instruments included in the consolidated balance sheet as of January 31, 2016 and February 1, 2015:

		Liability Derivatives Fair Value
Derivatives Not Designated as		January 31,	February 1,
Hedging Instruments	Balance Sheet Location	2016	2015
		(In thousands)
Agricultural commodity futures contracts	Accrued liabilities	$-	$874
Gasoline commodity futures contracts	Accrued liabilities	-	937
		$-	$1,811

The effect of derivative instruments on the consolidated statement of income for the year ended January 31, 2016, February 1, 2015 and February 2, 2014, was as follows:

		Amount of Derivative Gain or (Loss) Recognized in Income Year Ended
Derivatives Not Designated as Hedging	Location of Derivative Gain or (Loss)	January 31,	February 1,	February 2,
Instruments	Recognized in Income	2016	2015	2014
		(In thousands)
Agricultural commodity futures contracts	Gains and losses on commodity derivatives, net	$(661)	$(903)	$(1,459)
Gasoline commodity futures contracts	Gains and losses on commodity derivatives, net	(239)	(1,221)	-
Total		$(900)	$(2,124)	$(1,459)

		Amount of Derivative Gain or (Loss) Recognized in Income Year Ended
	Location of Derivative Gain or (Loss)	January 31,	February 1,	February 2,
Derivatives Designated as a Cash Flow Hedge	Recognized in Income	2016	2015	2014
		(In thousands)
Interest rate derivative	Interest expense	$-	$-	$(39)
Interest rate derivative	Loss on retirement of debt	$-	$-	$(516)

The effect of derivative instruments on other comprehensive income for the years ended January 31, 2016, February 1, 2015 and February 2, 2014, was as follows:

		Amount of Derivative Gain or (Loss) Recognized in OCI Year Ended
	Derivative Gain or (Loss) Recognized in	January 31,	February 1,	February 2,
Derivatives Designated as a Cash Flow Hedge	OCI	2016	2015	2014
		(In thousands)
Interest rate derivative	Change in fair value of derivative	$-	$-	$36
	Less-income tax effect	-	-	(14)
		-	-	22
	Loss on cash flow hedge
	reclassified to net income,
	previously charged to other
	comprehensive income	-	-	516
	Less - income tax effect	-	-	(200)
		-	-	316
	Net change in amount recognized
	in OCI	$-	$-	$338

Note 21 — Acquisitions and Divestitures

Acquisition of Krispy Kreme Shops

On April 23, 2015, we entered into several legal arrangements with a franchisee, which included an asset purchase agreement and management agreement, whereby we agreed to operate the franchisee’s Krispy Kreme shop in Little Rock, Arkansas as a Company store. We paid $312,000 in cash for specific assets of the shop and have accounted for the transaction as the acquisition of a business. The acquired shop had fiscal 2015 sales of approximately $2.7 million. The allocation of the purchase price was as follows: $252,000 to property and equipment, $27,000 to inventory, $137,000 to reacquired franchise rights and $104,000 to a liability, related to a lease that included an unfavorable term compared to the market, which will be amortized over the remaining life of the lease agreement.

Our results of operations, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of the current and prior year periods, are not materially different from our historical results of operations and, accordingly, have been omitted. The acquired business’s revenues and earnings for periods subsequent to the acquisition are not material to our consolidated financial statements.

On June 17, 2014, we acquired the business and operating assets of our franchisee in Birmingham, Alabama, consisting of four Krispy Kreme shops that had fiscal 2014 sales of approximately $9 million. The acquired assets also include the seller’s franchise rights for 13 counties in Alabama. The total consideration was approximately $7.5 million cash. In connection with the acquisition, we entered into leases with the seller for three of the shops and assumed a lease with an unrelated party on the fourth shop.

We recorded charges to earnings related to the acquisition of $431,000 in the quarter ended August 3, 2014. The charges include $343,000 for the settlement of the pre-existing franchise contract between us and the franchisee, certain terms of which were unfavorable, from our point of view, to current market terms. The charge was determined by discounting to present value as of the acquisition date the excess of royalties on the acquired business’s sales at our current prevailing royalty rates over the lower royalties otherwise payable by the former franchisee pursuant to the terminated franchise agreement. The discount rate used reflected both the time value of money and the level of risk associated with achievement of the related cash flows. We also expensed transaction costs related to the acquisition of $88,000.

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

The results of operations of the acquired business subsequent to the acquisition had no material effect on our consolidated results of operations. Our results of operations for the year ended February 2, 2014, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from our historical results of operations and, accordingly, have been omitted.

In December 2013, we acquired the land, building and doughnut-making equipment at a facility in Illinois that had fiscal 2014 sales of approximately $3 million. The aggregate purchase price for the facility was approximately $1.6 million cash, all of which was allocated to property and equipment. The facility was being operated as a Krispy Kreme shop pursuant to a management agreement approved by us between the facility’s former owner and one of our franchisees. The management agreement was terminated in connection with our acquisition of the facility, and was replaced by an operating agreement between us and the franchisee. Pursuant to the operating agreement, we agreed to permit the franchisee to continue to operate the facility for its account through June 2014 in exchange for monthly rental payments, and the payment of amounts based on the facility’s sales equivalent to the amounts that would be payable to us if the facility were subject to a franchise agreement. We assumed operation of the facility for our own account in July 2014. Our results of operations for the year ended February 2, 2014, computed on a pro forma basis assuming the acquisition had been consummated at the beginning of those periods, would not be materially different from our historical results of operations and, accordingly, have been omitted.

Acquisition of Franchise Rights

In fiscal 2016, we acquired the franchise rights to develop certain CPG channels of trade from certain of our franchisees for approximately $1.6 million. These transactions represented business acquisitions and the purchase price of each transaction has been allocated to reacquired franchise rights. These reacquired franchise rights will be amortized over the terms of the reacquired franchise agreements.

Asset Divestitures

On September 9, 2014, we refranchised our retail shop in Rockville, Maryland to a new franchisee for approximately $1.8 million cash. We realized a gain of $1.2 million on the refranchising transaction. The refranchising included the execution of a development agreement pursuant to which the new franchisee has agreed to develop an additional 20 retail Krispy Kreme shops in Virginia, Washington, DC and Maryland over the next seven years.

On July 11, 2013, we refranchised three Company-owned stores in the Dallas market to a new franchisee. The aggregate purchase price for the assets was $681,000 cash. The three stores had total sales of approximately $7.0 million in fiscal 2013, of which approximately 45% represented CPG sales. The franchise agreements with the new franchisee did not include CPG sales rights. We recorded a gain of $876,000 on the refranchising transaction. The gain includes approximately $462,000 related to the sale of equipment, and approximately $414,000 related to the reversal of accrued rent expense related to a store lease assigned to the franchisee where we were relieved of the primary lease obligation. We leased the other two stores, which we owned, to the franchisee. In connection with the refranchising, we executed a development agreement with the franchisee to develop 15 additional Krispy Kreme locations in the market through fiscal 2019. In October 2014, the franchisee purchased from us the two stores it previously leased for $2.1 million cash, which approximated the properties’ aggregate carrying value.

On February 22, 2013, we refranchised three stores in the Kansas/Missouri market to a new franchisee who was a former employee of ours. We closed a fourth store in the market in January 2013 in anticipation of the transaction. The aggregate purchase price of the assets was approximately $1.1 million, evidenced by a 7% promissory note payable in installments equal to 3.5% of the stores’ sales beginning in February 2013. The four stores had total sales of approximately $9 million in fiscal 2013. We did not record a significant gain or loss on this refranchising transaction. This promissory note was paid in full during fiscal 2016.

On September 27, 2012, we sold to one of our franchisees the leasehold interests and certain other assets, including rights under franchise agreements, of three Krispy Kreme stores operated by the franchisee. We acquired the leasehold interests and other assets related to the three stores from the franchisee in August 2006 for $2.9 million cash. After our acquisition of the assets, the franchisee continued to operate the stores for its own account pursuant to an operating agreement between us and the franchisee. The aggregate purchase price of the three stores and the related assets in the September 2012 transaction was approximately $3.6 million, of which approximately $360,000 was paid in cash at closing. The balance of the purchase price was evidenced by a promissory note in the approximate amount of $3.2 million, payable in monthly installments of approximately $51,000, including interest, beginning in November 2012, and a final installment of the remaining principal balance on October 1, 2017. The carrying value of the divested assets was approximately $1.9 million. Because the initial investment made by the franchisee to acquire the assets was less than the 20% minimum amount of the purchase price required by GAAP to recognize a gain on the sale, we initially deferred recognition of the $1.7 million gain, and such deferred gain was reflected as a reduction in the carrying value of the note receivable. Subsequently, we reported the principal and interest payments received from the franchisee as a reduction of the carrying value of the note. During the third quarter of fiscal 2014, the cumulative investment made by the franchisee to acquire the assets first exceeded the required 20% of the purchase price and, accordingly, we recognized the deferred gain of $1.7 million. In addition, coincident with the recognition of the deferred gain, we recognized approximately $210,000 of interest income for interest payments received from the franchisee which initially were reported as a reduction in the carrying value of the note.

Note 22 — Selected Quarterly Financial Data (Unaudited)

The tables below present selected quarterly financial data for fiscal 2016 and 2015.

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2015	2015	2015	2016
	(In thousands, except per share data)
Revenues	$132,474	$127,336	$128,544	$130,360
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	103,772	104,145	102,924	103,640
General and administrative expenses	7,554	6,718	6,796	6,578
Depreciation and amortization expense	3,993	4,074	4,056	4,076
Impairment charges and lease termination costs	4	304	(22)	4,437
Pre-opening costs related to Company Stores	323	515	923	906
(Gains) and losses on commodity derivatives, net	(447)	841	506	-
Operating income	17,275	10,739	13,361	10,723
Interest income	147	72	68	79
Interest expense	(377)	(387)	(437)	(437)
Other non-operating income and (expense), net	184	89	140	595
Income before income taxes	17,229	10,513	13,132	10,960
Provision for income taxes	6,563	4,595	5,564	2,714
Net income	$10,666	$5,918	$7,568	$8,246
Earnings per common share:
Basic	$0.16	$0.09	$0.12	$0.13
Diluted	$0.16	$0.09	$0.11	$0.13

The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

	Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2015	2015	2015	2016
	(In thousands)
Revenues by business segment:
Company Stores	$90,717	$84,117	$87,354	$87,307
Domestic Franchise	3,709	3,936	3,651	4,202
International Franchise	6,728	7,314	6,323	7,371
KK Supply Chain:
Total revenues	63,517	63,469	63,359	64,195
Less - intersegment sales elimination	(32,197)	(31,500)	(32,143)	(32,715)
External KK Supply Chain revenues	31,320	31,969	31,216	31,480
Total revenues	$132,474	$127,336	$128,544	$130,360

Operating income:
Company Stores	$7,357	$1,592	$4,149	$2,402
Domestic Franchise	2,094	2,440	1,962	3,228
International Franchise	4,904	5,487	4,534	5,429
KK Supply Chain	10,949	10,144	11,502	12,246
Total segment operating income	25,304	19,663	22,147	23,305
General and administrative expenses	(7,554)	(6,718)	(6,796)	(6,578)
Corporate depreciation and amortization expense	(595)	(546)	(583)	(661)
Impairment charges and lease termination costs	(4)	(304)	22	(4,437)
Pre-opening costs related to Company Stores	(323)	(515)	(923)	(906)
Gains and (losses) on commodity derivatives, net	447	(841)	(506)	-
Consolidated operating income	$17,275	$10,739	$13,361	$10,723

	Quarter Ended
	May 4,	August 3,	November 2,	February 1,
	2014	2014	2014	2015
	(In thousands, except per share data)
Revenues	$121,580	$120,516	$122,871	$125,367
Operating expenses:
Direct operating expenses (exclusive of depreciation
and amortization expense shown below)	96,390	99,067	101,067	99,420
General and administrative expenses	7,047	6,737	5,553	9,221
Depreciation and amortization expense	3,173	3,033	3,280	3,354
Impairment charges and lease termination costs	8	38	4	905
Pre-opening costs related to Company Stores	226	245	702	1,357
(Gains) and losses on commodity derivatives, net	(1,444)	1,341	681	1,546
(Gain) on refranchisings, net of business acquisition charges	-	431	(1,285)	-
Operating income	16,180	9,624	12,869	9,564
Interest income	171	64	62	109
Interest expense	(143)	(162)	(230)	(321)
Equity in losses of equity method franchisees	(57)	(61)	(53)	53
Other non-operating income and (expense), net	168	152	91	136
Income before income taxes	16,319	9,617	12,739	9,541
Income before income taxes	6,663	3,865	4,633	2,995
Net income	$9,656	$5,752	$8,106	$6,546
Earnings per common share:
Basic	$0.15	$0.09	$0.12	$0.10
Diluted	$0.14	$0.08	$0.12	$0.10

The sum of the quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

	Quarter Ended
	May 4,	August 3,	November 2,	February 1,
	2014	2014	2014	2015
	(In thousands)
Revenues by business segment:
Company Stores	$80,448	$78,535	$82,579	$83,744
Domestic Franchise	3,499	3,296	3,274	3,381
International Franchise	6,581	7,534	6,852	7,631
KK Supply Chain:
Total revenues	60,312	59,503	61,581	63,292
Less - intersegment sales elimination	(29,260)	(28,352)	(31,415)	(32,681)
External KK Supply Chain revenues	31,052	31,151	30,166	30,611
Total revenues	$121,580	$120,516	$122,871	$125,367

Operating income:
Company Stores	$4,642	$1,937	$1,688	$3,955
Domestic Franchise	2,156	1,900	1,951	2,058
International Franchise	4,280	5,111	5,048	5,587
KK Supply Chain	11,310	9,830	10,210	11,376
Total segment operating income	22,388	18,778	18,897	22,976
General and administrative expenses	(7,047)	(6,737)	(5,553)	(9,221)
Corporate depreciation and amortization expense	(371)	(362)	(373)	(383)
Impairment charges and lease termination costs	(8)	(38)	(4)	(905)
Pre-opening costs related to Company Stores	(226)	(245)	(702)	(1,357)
Gains and (losses) on commodity derivatives, net	1,444	(1,341)	(681)	(1,546)
Gain on refranchisings, net of business acquisition charges	-	(431)	1,285	-
Consolidated operating income	$16,180	$9,624	$12,869	$9,564

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2016, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2016, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016, using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the captions “Corporate Governance,” “Board of Directors,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2016 Annual Meeting of Shareholders to be held on June 14, 2016, to be filed pursuant to Section 14 of the Exchange Act, is incorporated herein by reference. Information regarding executive officers is contained in Part I under “Executive Officers.”

NYSE and SEC Certifications

In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, the Chief Executive Officer of the Company submits annual certifications to the NYSE stating that he is not aware of any violations by the Company of the NYSE corporate governance listing standards, qualifying the certification to the extent necessary. The last such annual certification was submitted on June 29, 2015 and contained no qualifications.

We have filed certifications executed by our Chief Executive Officer and Chief Financial Officer with the SEC pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is contained under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2016 Annual Meeting of Shareholders to be held on June 14, 2016, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is contained under the captions “Voting Securities and Principal Shareholders” and “Equity Compensation Plan Information” in our proxy statement for our 2016 Annual Meeting of Shareholders to be held on June 14, 2016, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is contained under the captions “Corporate Governance” and “Transactions with Related Persons” in our proxy statement for our 2016 Annual Meeting of Shareholders to be held on June 14, 2016, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the caption “Information Related to Our Independent Registered Public Accounting Firm” in our proxy statement for our 2016 Annual Meeting of Shareholders to be held on June 14, 2016, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

1.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules.

For each of the three fiscal years in the period ended January 31, 2016:

Schedule I — Condensed Financial Information of Registrant	106

3.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date: March 31, 2016	By:	/s/ Berry L. Epley
	Name:	Berry L. Epley
	Title:	Chief Accounting Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on: March 31, 2016.

Signature	Title

/s/ James H. Morgan	Chairman of the Board of Directors
James H. Morgan

/s/ Tony Thompson	Chief Executive Officer (Principal Executive
Tony Thompson	Officer) and Director

/s/ G. Price Cooper, IV	Executive Vice President and Chief Financial Officer
G. Price Cooper, IV	(Principal Financial Officer)

/s/ Berry L. Epley	Chief Accounting Officer
Berry L. Epley	(Principal Accounting Officer)

/s/ Tim E. Bentsen	Director
Tim E. Bentsen

/s/ Charles A. Blixt	Director
Charles A. Blixt

/s/ Lynn Crump-Caine	Director
Lynn Crump-Caine

/s/ Carl E. Lee, Jr.	Director
Carl E. Lee, Jr.

/s/ C. Stephen Lynn	Director
C. Stephen Lynn

/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.

/s/ Andrew J. Schindler	Director
Andrew J. Schindler

/s/ Lizanne Thomas	Director
Lizanne Thomas

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1	—	Restated Articles of Incorporation of the Registrant, as amended through June 18, 2015 (incorporated by reference to exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 15, 2015)
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2008)
4.1	—	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (Commission File No. 333-92909) filed on April 3, 2000)
10.1	—	Trademark License Agreement, dated May 27, 1996, between HDN Development Corporation and Krispy Kreme Doughnut Corporation (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 333-92909), filed on February 22, 2000)
10.2	—	Employment Agreement, dated as of May 13, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Anthony N. Thompson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2014)**
10.3	—	Employment Agreement, dated as of January 26, 2015, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and G. Price Cooper, IV (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on April 2, 2015)**
10.4	—	Amended and Restated Employment Agreement, dated as of March 11, 2011, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cynthia A. Bay (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.5	—	Employment Agreement, dated as of March 24, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Daniel L. Beem (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on April 3, 2014)**
10.6	—	Employment Agreement, dated as of August 17, 2015, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Thomas Kuharcik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 11, 2015)**
10.7	—	Employment Agreement, dated as of May 13, 2014, among Krispy Kreme Doughnuts, Inc., Krispy Kreme Doughnut Corporation and Cathleen D. Allred (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on April 2, 2015)**
10.8	—	Krispy Kreme Doughnut Corporation Nonqualified Deferred Compensation Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 28, 2006)**
10.9	—	2000 Stock Incentive Plan, as amended as of January 31, 2011 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.10	—	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.11	—	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.12	—	Form of Director Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2011)**
10.13	—	Form of Nonqualified Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011)**
10.14	—	Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)**
10.15	—	2012 Stock Incentive Plan, effective June 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012)**
10.16	—	Form of Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.17	—	Form of Incentive Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.18	—	Form of Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.19	—	Form of Director Restricted Stock Unit Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**

10.20		—	Form of Director Nonqualified Stock Option Agreement under the 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on December 7, 2012)**
10.21		—	Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2008)**
10.22		—	Compensation Recovery Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on April 17, 2009)**
10.23		—	Credit Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.24		—	Pledge and Security Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnut Corporation, Krispy Kreme Doughnuts, Inc., the Pledgors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.25		—	Guaranty Agreement, dated as of July 12, 2013, among Krispy Kreme Doughnuts Corporation, Krispy Kreme Doughnuts, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2013)
10.26		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Lizanne Thomas and Michael H. Sutton (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 8, 2004)**
10.27		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Tim E. Bentsen and Carl E. Lee, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2014)**
10.28		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and members of the Registrant’s Board of Directors (other than Lizanne Thomas, Michael H. Sutton, Carl E. Lee, Jr. and Tim E. Bentsen) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for fiscal 2005 filed on April 26, 2006)**
10.29		—	Form of Indemnification Agreement entered into between Krispy Kreme Doughnuts, Inc. and Officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2007)
21	*	—	List of Subsidiaries
23	*	—	Consent of PricewaterhouseCoopers LLP
24	*	—	Powers of Attorney of certain officers and directors of the Company (included on the signature page of this Annual Report on Form 10-K)
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	*	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		—	The following materials from our Annual Report on Form 10-K for the year ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for each of the three years in the period ended January 31, 2016; (ii) the Consolidated Statement of Comprehensive Income for each of the three years in the period ended January 31, 2016 (iii) the Consolidated Balance Sheet as of January 31, 2016 and February 1, 2015; (iv) the Consolidated Statement of Cash Flows for each of the three years in the period ended January 31, 2016; (v) the Consolidated Statement of Changes in Shareholders’ Equity for each of the three years in the period ended January 31, 2016; and (vi) the Notes to the Consolidated Financial Statements
____________________

*	Filed herewith
**	Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b), “Exhibits and Financial Statement Schedules — Exhibits,” of this Annual Report on Form 10-K.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF INCOME

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands, except per share amounts)
Equity in income of subsidiaries	$32,398	$30,060	$34,256
Miscellaneous expenses	-	-	-
Income before income taxes	32,398	30,060	34,256
Provision for income taxes	-	-	-
Net income	$32,398	$30,060	$34,256

Earnings per common share:
Basic	$0.50	$0.45	$0.51
Diluted	$0.48	$0.44	$0.48

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
Net income	$32,398	$30,060	$34,256
Other comprehensive income	-	-	338
Comprehensive income	$32,398	$30,060	$34,594

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

BALANCE SHEET

	January 31,	February 1,
	2016	2015
	(In thousands)
ASSETS

Investment in and advances to subsidiaries	$256,140	$267,786

SHAREHOLDERS’ EQUITY

Preferred stock	$-	$-
Common stock	266,724	310,768
Accumulated other comprehensive income	-	-
Accumulated deficit	(10,584)	(42,982)
Total shareholders’ equity	$256,140	$267,786

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

KRISPY KREME DOUGHNUTS, INC.
(PARENT COMPANY ONLY)

STATEMENT OF CASH FLOWS

	Year Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32,398	$30,060	$34,256
Equity in income of subsidiaries	(32,398)	(30,060)	(34,256)
Net cash provided by (used for) operating activities	-	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
Investments in subsidiaries	49,628	33,622	20,540
Net cash provided by (used for) investing activities	49,628	33,622	20,540
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,933	10,259	2,517
Repurchase of common shares	(51,561)	(43,881)	(23,057)
Net cash provided by (used for) financing activities	(49,628)	(33,622)	(20,540)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-