Form 10-Q
period 2016-05-01
KRISPY KREME DOUGHNUTS INC
filed 2016-06-10
CIK 1100270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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

Number of shares of Common Stock, no par value, outstanding as of May 27, 2016: 60,993,276.

As used herein, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Krispy Kreme Doughnuts, Inc. and its subsidiaries. References to fiscal 2017 and fiscal 2016 mean the fiscal years ending January 29, 2017 and January 31, 2016, respectively.

INTRODUCTORY NOTE

On May 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cotton Parent, Inc., a Delaware corporation (“Cotton”), Cotton Merger Sub Inc., a North Carolina corporation and a wholly owned subsidiary of Cotton (“Merger Sub”), and JAB Holdings B.V. a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (private company with limited liability) (“JAB”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Cotton (the “Merger”). The closing of the Merger is subject to certain conditions, including (i) the approval of the Merger by our shareholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) there being no material adverse effect on the Company prior to the closing of the Merger and (vi) other customary conditions. On May 31, 2016, we filed a preliminary proxy statement in connection with a special meeting of our shareholders to seek approval of the Merger. Additional information about the Merger Agreement is set forth in the Company’s current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on May 9, 2016. Unless stated otherwise, the forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements, and are made under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. The words “believe,” “may,” “forecast,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive” or similar words, or the negative of these words, identify forward-looking statements. Factors that could contribute to these differences include, but are not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
●	the inability to complete the transactions contemplated by the Merger Agreement due to the failure to obtain the required shareholder approval;
●	the inability to satisfy the other conditions specified in the Merger Agreement, including, without limitation, the receipt of necessary governmental or regulatory approvals required to complete the transactions contemplated by the Merger Agreement;

●	the risk that the proposed transactions contemplated by the Merger Agreement disrupt current plans and operations, increase operating costs or create potential difficulties in customer and employee retention as a result of the announcement and consummation of such transactions;

●	the outcome of any legal proceedings following the announcement of the Merger Agreement and transactions contemplated therein;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the quality of Company and franchise store operations and changes in sales volume;
●	risks associated with the use and implementation of information technology;
●	our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans;

●	our relationships with our franchisees;
●	actions by franchisees that could harm our business;
●	our ability to implement our domestic and international growth strategies;
●	our ability to implement and operate our domestic shop model;
●	political, economic, currency and other risks associated with our international operations;
●	the price and availability of raw materials needed to produce doughnut mixes and other ingredients, and the price of motor fuel;
●	our relationships with wholesale customers;
●	reliance on third parties in many aspects of our business;
●	our ability to protect our trademarks and trade secrets;
●	changes in customer preferences and perceptions;
●	risks associated with competition;
●	risks related to the food service industry, including food safety and protection of personal information;
●	compliance with government regulations relating to food products and franchising;
●	increased costs or other effects of new government regulations; and
●	other factors discussed in our periodic reports and other information filed with the SEC, including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “2016 Form 10-K”) or in Part II, Item 1A of this report.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands, except per share amounts)
Revenues	$136,484	$132,474
Operating expenses:
Direct operating expenses (exclusive of depreciation and
amortization expense shown below)	107,991	103,772
General and administrative expenses	7,483	7,554
Depreciation and amortization expense	4,056	3,993
Impairment charges and lease termination costs	453	4
Pre-opening costs related to Company Stores	607	323
Gains on commodity derivatives, net	-	(447)
Operating income	15,894	17,275
Interest income	71	147
Interest expense	(439)	(377)
Other non-operating income and (expense), net	(2)	184
Income before income taxes	15,524	17,229
Provision for income taxes	6,108	6,563
Net income	$9,416	$10,666

Earnings per common share:
Basic	$0.15	$0.16
Diluted	$0.14	$0.16

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	May 1,	January 31,
	2016	2016
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,701	$50,785
Receivables, net	29,863	28,088
Receivables from equity method franchisees	468	338
Inventories	16,936	16,312
Assets held for sale	2,817	-
Other current assets	3,208	3,619
Total current assets	81,993	99,142
Property and equipment	126,581	127,709
Investments in equity method franchisees	-	-
Goodwill and other intangible assets	30,974	30,985
Deferred income taxes	69,462	74,874
Other assets	10,004	10,165
Total assets	$319,014	$342,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of lease obligations	$333	$326
Accounts payable	22,695	19,760
Accrued liabilities	29,332	29,633
Total current liabilities	52,360	49,719
Lease obligations, less current portion	11,266	11,217
Other long-term obligations and deferred credits	26,734	25,799

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding:
May 1, 2016 - 60,914 shares and January 31, 2016 - 63,069 shares	229,822	266,724
Accumulated deficit	(1,168)	(10,584)
Total shareholders’ equity	228,654	256,140
Total liabilities and shareholders’ equity	$319,014	$342,875

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,416	$10,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,056	3,993
Deferred income taxes	5,412	5,950
Impairment charges	500	-
Loss on disposal of property and equipment	29	34
Share-based compensation	1,568	1,997
Unrealized gains on commodity derivative positions	-	(1,060)
Other	178	74
Change in assets and liabilities:
Receivables	(1,465)	(4,720)
Inventories	(624)	1,869
Other current and non-current assets	520	1,039
Accounts payable and accrued liabilities	(718)	(2,771)
Other long-term obligations and deferred credits	623	74
Net cash provided by operating activities	19,495	17,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,047)	(4,546)
Proceeds from disposals of property and equipment	(5)	216
Acquisition of stores and franchise rights from franchisees	(185)	(312)
Other investing activities	89	821
Net cash used for investing activities	(8,148)	(3,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of lease obligations	(86)	(82)
Proceeds from exercise of stock options	1,334	519
Repurchase of common shares	(34,679)	(6,090)
Net cash used for financing activities	(33,431)	(5,653)
Net increase (decrease) in cash and cash equivalents	(22,084)	7,671
Cash and cash equivalents at beginning of period	50,785	50,971
Cash and cash equivalents at end of period	$28,701	$58,642
Supplemental schedule of non-cash investing and financing activities:
Assets acquired under leasing arrangements	$140	$947

The accompanying notes are an integral part of the financial statements.

KRISPY KREME DOUGHNUTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common
	Shares	Common	Accumulated
	Outstanding	Stock	Deficit	Total
	(In thousands)

Balance at January 31, 2016	63,069	$266,724	$(10,584)	$256,140
Comprehensive income for the three months
ended May 1, 2016	-	-	9,416	9,416
Exercise of stock options	200	1,625	-	1,625
Share-based compensation	90	1,568	-	1,568
Repurchase of common shares	(2,445)	(40,095)	-	(40,095)
Balance at May 1, 2016	60,914	$229,822	$(1,168)	$228,654

Balance at February 1, 2015	64,926	$310,768	$(42,982)	$267,786
Comprehensive income for the three months
ended May 3, 2015	-	-	10,666	10,666
Exercise of stock options	81	519	-	519
Share-based compensation	35	1,997	-	1,997
Repurchase of common shares	(402)	(7,625)	-	(7,625)
Balance at May 3, 2015	64,640	$305,659	$(32,316)	$273,343

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

Merger Agreement

On May 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cotton Parent, Inc., a Delaware corporation (“Cotton”), Cotton Merger Sub Inc., a North Carolina corporation and a wholly owned subsidiary of Cotton (“Merger Sub”), and JAB Holdings B.V., a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (private company with limited liability) (“JAB”). Cotton and Merger Sub are affiliates of JAB. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Cotton (the “Merger”). Our Board of Directors (the “Board”) unanimously adopted, approved and declared advisable the Merger Agreement, the Merger, and the other transactions contemplated by the Merger Agreement and unanimously resolved to recommend that our shareholders vote to approve the Merger Agreement. The Merger is subject to a vote of our shareholders.

As a result of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by Cotton, Merger Sub, certain affiliates of Cotton, or direct or indirect wholly owned subsidiaries of the Company) will be canceled and automatically converted into the right to receive $21.00 in cash, without interest and subject to any required tax withholding.

We have made various representations and warranties in the Merger Agreement that are customary for a company in the quick service restaurant industry. The Merger Agreement also contains customary covenants and agreements, including, among others, covenants relating to (1) the conduct of our business between the date of the Merger Agreement and the Effective Time and (2) the efforts of the parties to cause the Merger to be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, (1) approval of the Merger Agreement by the holders of a majority of our outstanding common stock; (2) the absence of any “material adverse effect” on the Company occurring after the date of the Merger Agreement; (3) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (4) the absence of any legal prohibitions or certain governmental proceedings affecting the closing of the Merger; and (5) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and performance by the Company of required covenants and obligations (to be performed at or prior to the closing of the Merger), as of the closing of the Merger.

The Merger Agreement also includes provisions permitting termination by each of the Company and Cotton under certain circumstances, including (1) if the Merger is not completed by November 8, 2016 (the “Termination Date”), (2) if the required approval of our shareholders is not obtained or (3) if the other party breaches its representations, warranties or covenants and such breach would cause the failure of a corresponding closing condition to be satisfied by the Termination Date. In connection with a termination of the Merger Agreement under specified circumstances, including if we enter into an alternative transaction we determine is superior pursuant to the terms of the Merger Agreement, we may be required to pay Cotton a termination fee of $42.0 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed with our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on May 9, 2016 and is hereby incorporated by reference. During the three months ended May 1, 2016, we recorded approximately $454,000 related to the proposed Merger which is included in general and administrative expenses in the Consolidated Statement of Income.

Significant Accounting Policies

BASIS OF PRESENTATION. The consolidated financial statements contained herein should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “2016 Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 10 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with our accounting practices described in the 2016 Form 10-K, but have not been audited. In our opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of our results of operations for the periods presented. The consolidated balance sheet data as of January 31, 2016 were derived from our audited financial statements.

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

The following table sets forth amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Numerator: net income	$9,416	$10,666
Denominator:
Basic earnings per share - weighted average shares outstanding	64,098	66,603
Effect of dilutive securities:
Stock options	1,171	1,643
Restricted stock units	138	327
Diluted earnings per share - weighted average shares
outstanding plus dilutive potential common shares	65,407	68,573

Stock options with respect to 244,000 and 302,000 shares for the three months ended May 1, 2016 and May 3, 2015, respectively, and 190,000 and 171,000 unvested restricted stock units for the three months ended May 1, 2016 and May 3, 2015, respectively, have been excluded from the computation of the number of shares used to compute diluted earnings per share because their inclusion would be antidilutive.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which changes guidance for subsequent measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This guidance states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to the line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. This guidance became effective in the first quarter of fiscal 2017. As all of our debt issuance costs are related to line-of-credit arrangements and are currently classified as assets, the adoption of this guidance did not have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes a software license. This guidance became effective in the first quarter of fiscal 2017 and did not impact our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing”, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients”, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

Note 2 — Segment Information

Our operating and reportable segments are Company Stores, Domestic Franchise, International Franchise and KK Supply Chain.

The Company Stores segment is comprised of the stores owned and operated by us. These stores sell doughnuts and complementary products through both on-premises and consumer packaged goods - wholesale (“CPG”) channels, although some stores serve only one of these distribution channels.

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

The following table presents the results of operations of our operating and reportable segments for the three months ended May 1, 2016 and May 3, 2015. Segment operating income is consolidated operating income before general and administrative expenses, corporate depreciation and amortization expense, impairment charges and lease termination costs, pre-opening costs related to Company Stores, gains on commodity derivatives, net and gain on refranchisings, net of business acquisition charges.

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Revenues:
Company Stores	$93,993	$90,717
Domestic Franchise	4,137	3,709
International Franchise	6,855	6,728
KK Supply Chain:
Total revenues	64,049	63,517
Less – intersegment sales elimination	(32,550)	(32,197)
External KK Supply Chain revenues	31,499	31,320
Total revenues	$136,484	$132,474

Operating income:
Company Stores	$5,963	$7,357
Domestic Franchise	2,533	2,094
International Franchise	4,578	4,904
KK Supply Chain	11,972	10,949
Total segment operating income	25,046	25,304
General and administrative expenses	(7,483)	(7,554)
Corporate depreciation and amortization expense	(609)	(595)
Impairment charges and lease termination costs	(453)	(4)
Pre-opening costs related to Company Stores	(607)	(323)
Gains on commodity derivatives, net	-	447
Consolidated operating income	$15,894	$17,275

Depreciation and amortization expense:
Company Stores	$3,270	$3,169
Domestic Franchise	17	17
International Franchise	-	-
KK Supply Chain	160	212
Corporate	609	595
Total depreciation and amortization expense	$4,056	$3,993

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Note 3 — Receivables

The components of receivables are as follows:

	May 1,	January 31,
	2016	2016
	(In thousands)
Receivables:
Consumer packaged goods - wholesale customers	$11,311	$10,808
Unaffiliated franchisees	13,960	13,233
Due from third-party distributors	2,238	2,440
Other receivables	1,530	667
Current portion of notes receivable	1,170	1,224
	30,209	28,372
Less — allowance for doubtful accounts:
Consumer packaged goods - wholesale customers	(181)	(180)
Unaffiliated franchisees	(165)	(104)
	(346)	(284)
	$29,863	$28,088

Receivables from equity method franchisees (Note 5):
Trade	$468	$338

The changes in the allowance for doubtful accounts are summarized as follows:

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Allowance for doubtful accounts related to receivables:
Balance at beginning of period	$284	$495
Provision for doubtful accounts	73	(118)
Net recoveries (chargeoffs)	(11)	(13)
Balance at end of period	$346	$364

We also have notes receivable from certain of our franchisees included in “Other assets” in the accompanying consolidated balance sheet, which are summarized in the following table.

	May 1,	January 31,
	2016	2016
	(In thousands)
Notes receivable:
Notes receivable from franchisees	$4,413	$4,829
Less — portion due within one year included in receivables	(1,170)	(1,224)
	$3,243	$3,605

Notes receivable at May 1, 2016 and January 31, 2016 consist principally of amounts payable to us related to sales of equipment and to the sale of certain leasehold interests to a franchisee. In addition to the foregoing notes receivable, we had promissory notes totaling approximately $1.2 million at May 1, 2016 and January 31, 2016 principally representing royalties and fees due to us which, as a result of doubt about their collection, we had not yet recorded as revenues.

Note 4 — Inventories

The components of inventories are as follows:

	May 1,	January 31,
	2016	2016
	(In thousands)
Raw materials	$7,096	$6,844
Work in progress	126	126
Finished goods and purchased merchandise	9,714	9,342
	$16,936	$16,312

Note 5 — Investments in Franchisees

As of May 1, 2016, we had an ownership interest in two franchisees, the aggregate carrying value of which was zero. Our financial exposures related to franchisees in which we have an investment are summarized in the tables below.

	May 1, 2016
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
	(Dollars in thousands)
Kremeworks, LLC	25.0%	$900	$411
Kremeworks Canada, LP	24.5%	667	57
		1,567	468
Less: reserves and allowances		(1,567)	-
		$-	$468

	January 31, 2016
	Company	Investment
	Ownership	and
	Percentage	Advances	Receivables
Kremeworks, LLC	25.0%	$900	$300
Kremeworks Canada, LP	24.5%	667	38
		1,567	338
Less: reserves and allowances		(1,567)	-
		$-	$338

The carrying values of the Company’s investments and advances in Kremeworks, LLC (“Kremeworks”) and Kremeworks Canada, LP (“Kremeworks Canada”) were zero at May 1, 2016 and January 31, 2016. In addition, the Company had reserved all of the balance of its advances to Kremeworks and Kremeworks Canada at such dates; accrued but uncollected interest on such advances of approximately $380,000 and $370,000 at May 1, 2016 and January 31, 2016, respectively, had not been reflected in income at such date.

Note 6 — Credit Facility and Lease Obligations

Lease obligations consist of the following:

	May 1,	January 31,
	2016	2016
	(In thousands)
Capital lease obligations	$2,754	$2,709
Financing obligations	8,845	8,834
	11,599	11,543
Less: current portion	(333)	(326)
	$11,266	$11,217

Lease Obligations

We acquire equipment and facilities under capital and operating leases and build-to-suit arrangements. In certain build-to-suit leasing arrangements, we incur hard costs related to the construction of leased stores and we are therefore deemed the owner of the leased stores for accounting purposes during the construction period. We record the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the leased store, we consider whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. These leasing arrangements do not qualify for sale-leaseback treatment and, accordingly, we record the transactions as financing obligations. A portion of the lease payments is allocated to land and is classified as an operating lease. The remainder of the lease payments is allocated between interest expense and amortization of the financing obligations. The assets are depreciated over their estimated useful lives. At the end of the lease term, the carrying value of the leased asset and the remaining financing obligation are expected to be equal, at which time we may either surrender the leased assets as settlement of the remaining financing obligation or enter into a new arrangement for the continued use of the asset.

2013 Revolving Credit Facility

On July 12, 2013, we entered into a $40 million revolving secured credit facility (the “2013 Facility”) which matures in July 2018. The 2013 Revolving Credit Facility is secured by a first lien on substantially all of our personal property assets and certain of our domestic subsidiaries. No borrowings were made on the 2013 Facility on the closing date.

Interest on borrowings under the 2013 Facility is payable either at the London Interbank Offered Rate (“LIBOR”) or the Base Rate (which is the greatest of the prime rate, the Federal funds rate plus 0.50%, or the one-month LIBOR rate plus 1.00%), in each case plus the Applicable Percentage. The Applicable Percentage for LIBOR loans ranges from 1.25% to 2.15%, and for Base Rate loans ranges from 0.25% to 1.15%, in each case depending on our leverage ratio. As of May 1, 2016, the Applicable Percentage was 1.25%.

The 2013 Facility contains provisions which permit us to obtain letters of credit, issuance of which constitutes usage of the lending commitments and reduces the amount available for cash borrowings. At May 1, 2016, we had approximately $10.3 million of letters of credit outstanding, substantially all of which secure our reimbursement obligations to insurers under our self-insurance arrangements.

We are required to pay a fee equal to the Applicable Percentage for LIBOR-based loans on the outstanding amount of letters of credit. There also is a fee on the unused portion of the 2013 Facility lending commitment, ranging from 0.15% to 0.35%, depending on our leverage ratio. As of May 1, 2016, the fee on the unused portion of the 2013 Facility was 0.15%.

The 2013 Facility requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is required to be not greater than 2.25 to 1.0 and the fixed charge coverage ratio is required to be not less than 1.3 to 1.0. As of May 1, 2016, our leverage ratio was 0.3 to 1.0 and the fixed charge coverage ratio was 3.4 to 1.0.

The operation of the restrictive financial covenants described above may limit the amount we are able to borrow under the 2013 Facility. The restrictive covenants did not limit our ability to borrow the full $29.7 million of unused credit under the 2013 Credit Facility as of May 1, 2016.

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

The 2013 Facility also contains customary events of default including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of $5 million, certain events of bankruptcy and insolvency, judgment defaults in excess of $5 million and the occurrence of a change of control. In the event the Merger is consummated, it is expected the 2013 Facility will be terminated.

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

Merger-Related Litigation

On May 26, 2016, a purported shareholder of the Company, Ronnie Stillwell, filed a putative class action complaint challenging the Merger in Superior Court in the State of North Carolina. The complaint names as defendants JAB, Cotton, Merger Sub and the members of the Board and also names the Company as a nominal defendant. The complaint seeks, among other relief, an order enjoining the Merger, compensatory damages, and an award of attorney's fees and costs on the grounds that, among other things, the members of the Board allegedly breached their fiduciary duties in connection with entering into the Merger Agreement and adopting and approving the Merger. The complaint further alleges that JAB, Cotton and Merger Sub aided and abetted the alleged breaches of fiduciary duties. It is possible that this complaint will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought.

On May 26, 2016, legal advisors representing Melissa Weers, who is purportedly a shareholder of the Company, submitted a letter through the mail to the Board of the Company demanding legal action against the Board for a purported breach of fiduciary duty related to the Merger. The letter alleges, among other things, that the directors of the Company agreed to inadequate merger consideration and undervalued the Company. Additionally, the letter alleges that measures in the Merger Agreement created unreasonable protective devices to preclude competing offers. The letter further states Ms. Weer’s belief that the Board of the Company was neither independent nor disinterested in the Merger, preventing directors from fulfilling their fiduciary duties to the Company’s shareholders. In closing, the letter demands attention from the Board. The letter further asks the Board to authorize litigation against Cotton and its affiliated entities for aiding and abetting these supposed breaches.

On June 8, 2016, the Company received a demand letter from legal advisors representing Stu Bonnin, who is also purportedly a shareholder of the Company. In addition to alleging a breach of fiduciary duty related to the Merger, the letter also alleges a breach by the members of the Board of their duties of care, candor and good faith by causing the Company to issue materially incomplete and misleading disclosures in the Company’s PREM14A Preliminary Proxy Statement filed on May 31, 2016. Specifically, the letter alleges that the disclosures were deficient and misleading because they did not include information as to the nature and timing of post-merger employment discussions. In closing, the letter demands that the Board take action to disclose the material information allegedly omitted from the Preliminary Proxy Statement.

Other Legal Matters

We are also engaged in various legal proceedings arising in the normal course of business. We maintain insurance policies against certain kinds of such claims and suits, including insurance policies for workers’ compensation and personal injury, all of which are subject to deductibles. While the ultimate outcome of these matters could differ from our expectations, we currently do not believe their resolution will have a material adverse effect on our consolidated financial statements.

Other Commitments and Contingencies

Our primary bank had issued letters of credit on our behalf totaling $10.3 million at May 1, 2016, substantially all of which secure our reimbursement obligations to insurers under our self-insurance arrangements.

Note 8 — Shareholders’ Equity

Share-Based Compensation for Employees and Directors

We measure and recognize compensation expense for share-based payment (“SBP”) awards based on their fair values. The fair value of SBP awards for which employees and directors render the requisite service necessary for the award to vest is recognized over the related vesting period. The aggregate cost of SBP awards charged to earnings for the three months ended May 1, 2016 and May 3, 2015 is set forth in the following table. We did not realize any excess tax benefits from the exercise of stock options or the vesting of restricted stock units during any of the periods.

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Costs charged to earnings related to:
Stock options	$99	$323
Restricted stock units	1,469	1,674
Total costs	$1,568	$1,997

Costs included in:
Direct operating expenses	$631	$1,028
General and administrative expenses	937	969
Total costs	$1,568	$1,997

Repurchases of Common Stock

In fiscal 2014, our Board authorized the repurchase of our common stock, and subsequently increased that authorization such that it now totals $255 million. The authorization has no expiration date. Through May 1, 2016, we have cumulatively repurchased 8,612,395 shares under the authorization at an average price of $17.56 per share, for a total cost of $151.2 million. Repurchases of approximately $34.2 million and $5.9 million were settled during the three months ended May 1, 2016 and May 3, 2015, respectively. As of May 1, 2016, approximately $103.8 million remains available under the authorization for future share repurchases.

We generally permit holders of restricted stock unit awards to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing in cash.

The following table summarizes repurchases of common stock for the three months ended May 1, 2016 and May 3, 2015.

	Three Months Ended
	May 1,		May 3,
	2016		2015
		Common		Common
	Shares	Stock	Shares	Stock
	(In thousands)
Shares repurchased under share repurchase authorization	2,415	$39,645	391	$7,428
Shares surrendered in reimbursement for withholding taxes	30	450	11	197
	2,445	$40,095	402	$7,625

Note 9 — Impairment Charges and Lease Termination Costs

The components of impairment charges and lease termination costs are as follows:

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Impairment of long-lived assets	$500	$-
Lease termination costs:
Provision for lease termination costs	203	4
Less - reversal of previously recorded accrued rent expense	(250)	-
Total lease termination costs	(47)	4
Total impairment charges and lease termination costs	$453	$4

We test long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, unfavorable observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of our annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores we believe will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which we have not yet decided to close. When we conclude that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), we record impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets we currently are negotiating to sell, on our negotiations with unrelated third-party buyers. Impairment charges related to our long-lived assets were $500,000 in the first quarter of fiscal 2017 and relate to the refranchising of certain shop locations which was completed during the second quarter of fiscal 2017 as described in Note 14. The fair value of the impaired store assets was estimated based on our negotiations with unrelated third-party buyers.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which we cease use of the leased property. The fair value of these liabilities was estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords.

The transactions reflected in the accrual for lease termination costs are summarized as follows:

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Balance at beginning of period	$278	$116
Provision for lease termination costs:
Provisions associated with store closings, net of estimated sublease rentals	202	-
Adjustments to previously recorded provisions resulting from settlements
with lessors and adjustments of previous estimates	(7)	1
Accretion of discount	8	3
Total provision	203	4
Payments on unexpired leases, including settlements with lessors	(105)	(35)
Balance at end of period	$376	$85

The lease termination accrual at May 1, 2016 of $376,000 is expected to be paid within one year.

Note 10 — Income Taxes

Our effective income tax rate was 39.3% for the three months ended May 1, 2016 compared to an effective income tax rate of 38.1% for the three months ended May 3, 2015. The increase in the effective income tax rate was due primarily to the benefit of specific incentive stock options being reclassified as non-qualified stock options during the three months ended May 3, 2015.

We have established a valuation allowance of $1.4 million at May 1, 2016 and January 31, 2016 that represents the portion of our deferred tax assets that management estimates will not be realized in the future. Such assets are associated principally with state net operating loss carryforwards related to states in which the scope of our operations has decreased. In such states, our ability to realize the net operating loss carryforwards is adversely affected because we are expected to have little income earned in or apportioned to those states in the future.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities that are measured at fair value on a recurring basis at May 1, 2016 and January 31, 2016.

	May 1, 2016(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,517	$-	$-

	January 31, 2016(1)
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
401(k) mirror plan assets	$2,158	$-	$-

(1) There were no transfers of financial assets or liabilities among the levels within the fair value hierarchy during the three months ended May 1, 2016 or during the year ended January 31, 2016.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the nonrecurring fair value measurements recorded during the three months ended May 1, 2016. There were no material nonrecurring fair value measurements recorded during the three months ended May 3, 2015.

	Three Months Ended May 1, 2016
	Level 1	Level 2	Level 3	Total gain (loss)
	(In thousands)
Long-lived assets	$-	$2,457	$-	$(500)
Lease termination liabilities	$-	$202	$-	$48

Long-Lived Assets

During the three months ended May 1, 2016, long-lived assets having an aggregate carrying value of $3.0 million were written down to their estimated fair values of $2.5 million, resulting in recorded impairment charges of $500,000. The charges relate to the refranchising of certain shop locations which was completed during the second quarter of fiscal 2017 as described in Note 14. The fair value of the impaired store assets was estimated based on our negotiations with unrelated third-party buyers. These inputs are classified as Level 2 within the valuation hierarchy.

Lease Termination Liabilities

During the three months ended May 1, 2016, we recorded provisions for lease termination costs related to closed stores based upon the estimated fair values of the liabilities under unexpired leases as described in Note 9; such provisions were reduced by previously recorded accrued rent expense related to those stores. The fair value of these liabilities was computed as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. These inputs are classified as Level 2 within the valuation hierarchy. For the three months ended May 1, 2016, the $250,000 of previously recorded accrued rent expense, related to store closures, exceeded the $202,000 fair value of lease termination liabilities related to such stores, and such excess has been reflected as a credit to lease termination costs during the period.

Note 12 — Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is commodity price risk. We do not hold or issue derivative instruments for trading purposes.

Commodity Price Risk

We are exposed to the effects of commodity price fluctuations in the cost of ingredients of our products, of which flour, sugar and shortening are the most significant. In order to bring greater stability to the cost of ingredients, from time to time we purchase exchange-traded commodity futures contracts, and options on such contracts, for raw materials which are ingredients of our products or which are components of such ingredients, including wheat and soybean oil. We are also exposed to the effects of commodity price fluctuations in the cost of gasoline used by our delivery vehicles. To mitigate the risk of fluctuations in the price of our gasoline purchases, we may purchase exchange-traded commodity futures contracts and options on such contracts. The difference between the cost, if any and the fair value of commodity derivatives is reflected in earnings because we had not designated any of these instruments as hedges. Gains and losses on these contracts are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating commodity prices. The settlement of commodity derivative contracts is reported in the consolidated statement of cash flows as a cash flow from operating activities. We had no commodity derivative contracts as of May 1, 2016.

Interest Rate Risk

We are exposed to market risk from increases in interest rates on any borrowings outstanding under our 2013 Credit Facility. As of May 1, 2016, there were no borrowings outstanding under such facility.

Quantitative Summary of Derivative Positions and Their Effect on Results of Operations

There were no derivative instruments in the consolidated balance sheet as of May 1, 2016 or January 31, 2016.

The effect of derivative instruments on the consolidated statement of income for the three months ended May 1, 2016 and May 3, 2015 was as follows:

		Amount of Derivative Gain or
		(Loss) Recognized in Income
		Three Months Ended
	Location of Derivative Gain or (Loss) Recognized in	May 1,	May 3,
Derivatives Not Designated as Hedging Instruments	Income	2016	2015
		(In thousands)
Agricultural commodity futures contracts	Gains on commodity derivatives, net	$-	$(335)
Gasoline commodity futures contracts	Gains on commodity derivatives, net	-	782
Total		$-	$447

Note 13 — Acquisitions

Acquisition of Krispy Kreme Shop

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

Acquisition of Franchise Rights

We acquired the franchise rights to develop certain CPG channels of trade from certain of our franchisees for approximately $185,000 in the first quarter of fiscal 2017 and $1.6 million in fiscal 2016. These transactions represented business acquisitions and the purchase price of each transaction has been allocated to reacquired franchise rights. These reacquired franchise rights will be amortized over the terms of the reacquired franchise agreements.

Note 14 — Subsequent Events

On May 2, 2016, subsequent to the end of the first quarter of fiscal 2017, we completed the refranchising of four Company-owned locations in Jacksonville, Florida to a franchisee. The cash consideration received was approximately $1.5 million with an additional $1.3 million of purchase consideration dependent on the future performance of the sold locations. Assets related to the transaction totaling $2.5 million were classified as held for sale at May 1, 2016. Additionally, in connection with this sale, we closed two stores in the Jacksonville market.

Subsequent to the end of the first quarter of fiscal 2017, on May 8, 2016, we entered into a Merger Agreement with Cotton and JAB as more fully described in Note 1. Additionally, on May 26, a putative class action complaint challenging the Merger was filed in Superior Court in the State of North Carolina and a letter was received from lawyers representing a separate alleged shareholder demanding legal action against the Board for a purported breach of fiduciary duty related to the Merger, each as described in Note 7. On June 8, 2016, a second letter was received from lawyers representing yet another alleged shareholder demanding action from the Board related to purported breaches of fiduciary duties and the duties of care, candor and good faith, also as described in Note 7.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Merger Agreement

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. On May 8, 2016, Krispy Kreme Doughnuts, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cotton Parent, Inc. a Delaware corporation (“Cotton”), Cotton Merger Sub Inc., a North Carolina corporation and a wholly owned subsidiary of Cotton (“Merger Sub”), and JAB Holdings B.V. a Dutch Besloten Vennootschap met beperkte aansprakelijkheid (private company with limited liability) (“JAB”). Cotton and Merger Sub are affiliates of JAB. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Cotton (the “Merger”). Our Board of Directors (the “Board”) unanimously adopted, approved and declared advisable the Merger Agreement, the Merger, and the other transactions contemplated by the Merger Agreement and unanimously resolved to recommend that our shareholders vote to approve the Merger Agreement. The Merger is expected to close in the second half of fiscal 2017, subject to the approval of Krispy Kreme shareholders and customary conditions and regulatory approvals.

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

Financial Highlights

During the first quarter of fiscal 2017, total revenues increased 3.0% to $136.5 million from $132.5 million during the same period last year. Systemwide domestic same store sales rose 0.7%, including a decline of 0.7% at Company stores. Our International Franchise same store sales declined 7.3% on a constant currency basis.

Net income for the first quarter of fiscal 2017 was $9.4 million, or $0.14 per share, compared to $10.7 million, or $0.16 per share in the first quarter of fiscal 2016. Adjusted earnings per share improved to $0.25 per share from $0.24 per share in the prior year. See discussion of “Non-GAAP Measures” below.

Results of Operations

The following table sets forth operating metrics for the three months ended May 1, 2016 and May 3, 2015.

	Three Months Ended
	May 1,	May 3,
	2016	2015
Change in Same Store Sales (retail sales only):
Company stores	(0.7)%	4.3%
Domestic Franchise stores	1.6%	5.8%
International Franchise stores	(10.8)%	(9.2)%
International Franchise stores, in constant dollars(1)	(7.3)%	(1.7)%

Company Stores - Consumer Packaged Goods Metrics - wholesale sales:
Change in average weekly number of doors	1.5%	0.8%
Change in average weekly sales per door	(1.0)%	0.3%

Systemwide Sales (in thousands):(2)
Company stores	$93,247	$89,968
Domestic Franchise stores	97,907	91,772
International Franchise stores	118,489	120,750
International Franchise stores, in constant dollars(3)	118,489	115,229

Average Weekly Sales Per Store (in thousands):(4) (5) (6)
Company stores:
Factory stores:
Commissaries — consumer packaged goods - wholesale	$253.2	$198.9
Dual-channel stores:
On-premises	44.9	43.7
Consumer packaged goods - wholesale	45.0	48.2
Total	89.9	91.9
On-premises only stores	37.1	36.5
All factory stores	70.0	69.5
Satellite stores	26.9	24.8
All stores	63.9	61.9

Domestic Franchise stores:
Factory stores	$50.5	$52.7
Satellite stores	19.6	19.1

International Franchise stores:
Factory stores	$35.0	$37.5
Satellite stores	7.4	8.7

(1)	Represents the change in International Franchise same store sales computed by reconverting franchise store sales in each foreign currency to U.S. dollars at a constant rate of exchange for each period.
(2)	Excludes sales among Company and franchise stores. Systemwide sales is a non-GAAP financial measure.
(3)	Represents International Franchise store sales computed by reconverting International Franchise store sales for the three months ended May 3, 2015 to U.S. dollars based upon the weighted average of the exchange rates prevailing in the three months ended May 1, 2016.
(4)	Includes sales between Company and franchise stores.
(5)	Metrics are computed based on only stores open at the respective period end.
(6)	Metrics are computed based on each store’s classification at the end of the respective period end.

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

The following table sets forth data about the number of systemwide stores as of May 1, 2016 and May 3, 2015.

	May 1,	May 3,
	2016	2015
Number of Stores Open At Period End:
Company stores:
Factory:
Commissaries	7	8
Dual-channel stores	31	33
On-premises only stores	60	54
Satellite stores	16	19
Total Company stores	114	114

Domestic Franchise stores:
Factory stores	131	115
Satellite stores	52	51
Total Domestic Franchise stores	183	166

International Franchise stores:
Factory stores	140	133
Satellite stores	696	590
Total International Franchise stores	836	723

Total systemwide stores	1,133	1,003

The following table sets forth data about the number of store operating weeks for the three months ended May 1, 2016 and May 3, 2015.

	Three Months Ended
	May 1,	May 3,
	2016	2015
Store Operating Weeks: (1)
Company stores:
Factory stores:
Commissaries	93	104
Dual-channel stores	407	418
On-premises only stores	785	699
Satellite stores	208	246

Domestic Franchise stores:(2)
Factory stores	1,682	1,486
Satellite stores	676	663

International Franchise stores:(2)
Factory stores	1,526	1,459
Satellite stores	8,639	7,502

(1)	Metrics for the three months ended May 1, 2016 and May 3, 2015 are computed based on each store’s classification at the end of the respective period.
(2)	Metrics for the three months ended May 1, 2016 and May 3, 2015 are computed based only on stores open at the respective period end.

Changes in the number of Company stores during the three months ended May 1, 2016 and May 3, 2015 are summarized in the table below.

	Number of Company Stores
	Factory	Satellite
	Stores	Stores	Total
Three months ended May 1, 2016
January 31, 2016	100	16	116
Opened	3	-	3
Closed	(5)	-	(5)
May 1, 2016	98	16	114

Three months ended May 3, 2015
February 1, 2015	92	19	111
Opened	2	-	2
Closed	-	-	-
Acquired (divested)	1	-	1
May 3, 2015	95	19	114

Changes in the number of domestic franchise stores during the three months ended May 1, 2016 and May 3, 2015 are summarized in the table below.

	Number of Domestic Franchise Stores
	Factory	Satellite
	Stores	Stores	Total
Three months ended May 1, 2016
January 31, 2016	129	52	181
Opened	2	-	2
Closed	-	-	-
May 1, 2016	131	52	183

Three months ended May 3, 2015
February 1, 2015	116	51	167
Opened	2	-	2
Closed	(2)	-	(2)
Acquired (divested)	(1)	-	(1)
May 3, 2015	115	51	166

Changes in the number of international franchise stores during the three months ended May 1, 2016 and May 3, 2015 are summarized in the table below.

	Number of International Franchise Stores
	Factory	Satellite
	Stores	Stores	Total
Three months ended May 1, 2016
January 31, 2016	141	683	824
Opened	1	24	25
Closed	(2)	(11)	(13)
May 1, 2016	140	696	836

Three months ended May 3, 2015
February 1, 2015	133	576	709
Opened	2	22	24
Closed	(2)	(8)	(10)
May 3, 2015	133	590	723

Three months ended May 1, 2016 compared to three months ended May 3, 2015

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

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

We have reported cumulative pretax income of over $220 million since the beginning of fiscal 2010, and also have generated significant taxable income during this period. However, because of our utilization of our federal and state net operating loss carryovers and other deferred tax assets, our cash payments for income taxes have been relatively insignificant during this period. As a result, the provision for income tax expense has substantially exceeded cash payments for income taxes. Until such time as our net operating loss carryovers are exhausted or expire, GAAP income tax expense is expected to continue to substantially exceed the amount of cash income taxes payable by us.

In the first quarter of fiscal 2017, we recorded $1.2 million in employee termination benefits and $454,000 related to the Merger. Costs of this magnitude and nature are excluded from adjusted net income because including them is not representative of the ongoing performance of our remaining assets.

The following non-GAAP financial information and related reconciliation of adjusted net income to GAAP net income are provided to assist the reader in understanding the effects of the above facts and transactions on our results of operations. In addition, the non-GAAP financial information is intended to illustrate the material difference between our income tax expense and income taxes currently payable, as well as reflect the ongoing performance of the business. These non-GAAP performance measures are consistent with other measurements made by management in the operation of the business which do not consider certain employee termination benefits, Merger costs and income taxes except to the extent to which those taxes currently are payable, for example, in capital allocation decisions and incentive compensation measurements that are made on a pretax basis.

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands, except per share amounts)
Net income, as reported	$9,416	$10,666
Employee termination benefits	1,192	-
Merger-related costs	454	-
Provision for deferred income taxes	5,412	5,950
Adjusted net income	$16,474	$16,616

Adjusted earnings per common share:
Basic	$0.26	$0.25
Diluted	$0.25	$0.24

Weighted average shares outstanding:
Basic	64,098	66,603
Diluted	65,407	68,573

Revenues by business segment (expressed in dollars and as a percentage of total revenues) are set forth in the table below (percentage amounts may not add to totals due to rounding).

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(Dollars in thousands)
Revenues by business segment:
Company Stores	$93,993	$90,717
Domestic Franchise	4,137	3,709
International Franchise	6,855	6,728
KK Supply Chain:
Total revenues	64,049	63,517
Less - intersegment sales elimination	(32,550)	(32,197)
External KK Supply Chain revenues	31,499	31,320
Total revenues	$136,484	$132,474

Segment revenues as a percentage of total revenues:
Company Stores	68.9%	68.5%
Domestic Franchise	3.0	2.8
International Franchise	5.0	5.1
KK Supply Chain (external sales)	23.1	23.6
	100.0%	100.0%

Segment operating results:
Company Stores	$5,963	$7,357
Domestic Franchise	2,533	2,094
International Franchise	4,578	4,904
KK Supply Chain	11,972	10,949
Total segment operating income	25,046	25,304
General and administrative expenses	(7,483)	(7,554)
Corporate depreciation and amortization expense	(609)	(595)
Impairment charges and lease termination costs	(453)	(4)
Pre-opening costs related to Company Stores	(607)	(323)
Gains on commodity derivatives, net	-	447
Consolidated operating income	15,894	17,275
Interest income and (expense), net	(368)	(230)
Other non-operating income and (expense), net	(2)	184
Income before income taxes	15,524	17,229
Provision for income taxes	6,108	6,563
Consolidated net income	$9,416	$10,666

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

			Percentage of Total Revenues
	Three Months Ended		Three Months Ended
	May 1,	May 3,	May 1,	May 3,
	2016	2015	2016	2015
	(In thousands)
Revenues:
On-premises sales:
Retail sales	$47,129	$45,095	50.1%	49.7%
Fundraising sales	5,323	5,001	5.7	5.5
Total on-premises sales	52,452	50,096	55.8	55.2
Consumer packaged goods sales - wholesale sales:
Grocery/mass merchants	24,902	24,784	26.5	27.3
Convenience stores	14,598	14,104	15.5	15.5
Other consumer packaged goods	2,041	1,733	2.2	1.9
Total consumer packaged goods sales	41,541	40,621	44.2	44.8
Total revenues	93,993	90,717	100.0	100.0

Operating expenses:
Cost of sales:
Food, beverage and packaging	33,260	32,669	35.4	36.0
Labor and benefit costs	30,606	28,018	32.6	30.9
Total cost of sales	63,866	60,687	67.9	66.9
Vehicle costs(1)	3,678	3,830	3.9	4.2
Occupancy(2)	3,396	2,959	3.6	3.3
Utilities expense	1,689	1,668	1.8	1.8
Other store operating expenses	5,305	4,756	5.6	5.2
Total store level costs	77,934	73,900	82.9	81.5
Company Stores contribution (3)	16,059	16,817	17.1	18.5
Marketing expense	2,049	1,591	2.2	1.8
Depreciation and amortization expense	3,270	3,169	3.5	3.5
Direct and indirect operating costs(4)	4,777	4,700	5.1	5.2
Segment operating income	$5,963	$7,357	6.3%	8.1%

(1)	Includes fuel, maintenance and repairs, rent, taxes, insurance and other costs of operating the delivery fleet, exclusive of depreciation.
(2)	Includes rent, property taxes, common area maintenance charges, insurance, building maintenance and other occupancy costs, exclusive of utilities and depreciation.
(3)	Company Stores contribution is a non-GAAP financial measure. We believe that this is a useful metric to assess and evaluate the performance of Company shops.
(4)	Includes marketing costs not charged to stores, segment management costs, CPG selling expenses and support functions and allocated corporate overhead.

A reconciliation of Company Stores segment sales for the three months ended May 3, 2015 to the three months ended May 1, 2016 follows:

		Consumer
		Packaged
		Goods -
	On-Premises	Wholesale	Total
		(In thousands)
Sales for the three months ended May 3, 2015	$50,096	$40,621	$90,717
Sales at closed stores	(2,556)	(1,005)	(3,561)
Increase (decrease) in sales at established stores (open stores only)	(1,212)	1,655	443
Increase in sales related to stores opened in fiscal 2016 and 2017	5,802	-	5,802
Increase in sales at stores acquired in fiscal 2016	322	270	592
Sales for the three months ended May 1, 2016	$52,452	$41,541	$93,993

The increase in on-premises sales resulted from an increase in retail sales of 4.5% to $47.1 million in the first three months of fiscal 2017 compared to $45.1 million in the first three months of fiscal 2016. The growth in retail sales in the first three months of fiscal 2017 was principally due to a 1.8% increase in store operating weeks and increased sales at newer stores, partially offset by a 0.7% decrease in same stores sales. The decrease in same store sales in the first three months of fiscal 2017 was due to a decrease in customer traffic partially offset by an increase in the average guest check as a result of fewer promotional incentives in the current year period.

We continuously evaluate and adjust our marketing, promotional and operational activities and techniques with the goal of increasing both customer traffic and average guest check in our shops, which management believes will continue to be an important factor in increasing the profitability of the Company Stores segment. During the first quarter of fiscal 2017, we reduced our reliance on everyday discounting, shifted more toward leveraging special event days and continued utilizing our tiered menu pricing.

Sales to CPG accounts increased 2.3% to $41.5 million in the first three months of fiscal 2017 including an increase in sales to grocers/mass merchants, convenience stores and other CPG sales. Sales in the grocers/mass merchants and convenience stores channels increased from $38.9 million in the first three months of fiscal 2016 to $39.5 million in the first three months of fiscal 2017. The increase in these CPG channels reflects a 1.5% increase in the average number of doors served partially offset by a 1.0% decrease in average weekly sales per door.

The decrease in Company Stores segment operating income was driven by the decline in the Company Stores contribution margin (a non-GAAP financial measure) from 18.5% in the first three months of fiscal 2016 to 17.1% in the first three months of fiscal 2017. The margin decline was the result of an increase in store level costs as a percentage of revenues from 81.5% in the first three months of fiscal 2016 to 82.9% in the first three months of fiscal 2017. Of the 1.4 percentage point increase in store level costs as a percentage of revenues, total cost of sales increased 1.0 percentage point compared to the first three months last year principally due to higher labor and benefit costs.

Cost of food, beverage and packaging as a percentage of revenues decreased by 0.6 percentage points from the first three months of fiscal 2016 to 35.4% in the first three months of fiscal 2017. This improvement was principally due to lower commodity costs and an increase in on-premises sales, which typically have lower food costs compared to CPG sales, as a percentage of total revenues.

Labor and benefit costs as a percentage of revenues increased 1.7 percentage points in the first three months of fiscal 2017 compared to the first three months of fiscal 2016. Labor costs increased during the first three months of fiscal 2017 compared to the prior year period due to an increase in our average hourly wage rate and higher manager incentive compensation as a result of the implementation of a new shop level incentive program. Additionally, we recorded charges of approximately $370,000 related to employee termination benefits during the first three months of fiscal 2017.

Vehicle costs as a percentage of revenues decreased from 4.2% of revenues in the first three months of fiscal 2016 to 3.9% of revenues in the first three months of fiscal 2017, principally reflecting lower fuel costs and a reduction in mileage.

Other store operating expenses increased to 5.6% of revenues in the first three months of fiscal 2017 from 5.2% of revenues in the first three months of fiscal 2016 principally due to an increase in equipment repairs and maintenance and an increase in other supplies and services costs.

Many store level operating costs are fixed or semi-fixed in nature and, accordingly, store profit margins are sensitive to changes in sales volumes.

Domestic Franchise

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Revenues:
Royalties	$3,598	$3,286
Development and franchise fees	100	100
Other	439	323
Total revenues	4,137	3,709

Operating expenses:
Segment operating expenses	1,362	1,423
Depreciation expense	17	17
Allocated corporate overhead	225	175
Total operating expenses	1,604	1,615
Segment operating income	$2,533	$2,094
Segment operating margin	61.2%	56.5%

Domestic Franchise revenues increased 11.5% to $4.1 million in the first three months of fiscal 2017. The increase reflects higher domestic royalty revenues resulting from a 6.7% increase in sales by Domestic Franchise stores from $91.8 million in the first three months of fiscal 2016 to $97.9 million in the first three months of fiscal 2017. The increase in sales by Domestic Franchise stores was the result of an increase in store operating weeks and an increase in same store sales of 1.6% in the first three months of fiscal 2017.

Other Domestic Franchise revenues include revenue from the licensing of certain Company trademarks to third parties for use in marketing Krispy Kreme branded beverages and other consumer products and from rental income charged to franchisees for stores leased or subleased to franchisees. The increase in other Domestic Franchise revenue was principally due to an increase in licensing revenue in the first three months of fiscal 2017 compared to the prior year.

Domestic Franchise operating expenses include costs to recruit new domestic franchisees, to assist in domestic store openings, and to monitor and aid in the performance of domestic franchise stores, as well as allocated corporate costs. Domestic Franchise segment operating expenses decreased in the first three months of fiscal 2017 compared to the first three months of fiscal 2016, principally reflecting lower professional fees and personnel related costs partially offset by charges of $210,000 related to employee termination benefits in the three months of fiscal 2017.

Domestic franchisees opened two stores in the first three months of fiscal 2017. As of May 1, 2016, development agreements for territories in the United States provide for the development of approximately 160 additional stores through fiscal 2023. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

International Franchise

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Revenues:
Royalties	$6,474	$6,425
Development and franchise fees	381	303
Total revenues	6,855	6,728

Operating expenses:
Segment operating expenses	2,102	1,624
Depreciation expense	-	-
Allocated corporate overhead	175	200
Total operating expenses	2,277	1,824
Segment operating income	$4,578	$4,904
Segment operating margin	66.8%	72.9%

International Franchise royalties increased 0.8% to $6.5 million in the first three months of fiscal 2017 from $6.4 million in the first three months of fiscal 2016. Changes in the rates of exchange between the U.S. dollar and the foreign currencies in which our international franchisees do business decreased sales by international franchisees measured in U.S. dollars by approximately $5.7 million in the first three months of fiscal 2017 compared to the first three months of fiscal 2016, which adversely affected royalties by approximately $300,000. Excluding the effects of changes in exchange rates, sales by international franchisees rose 2.8% to $118.5 million in the first three months of fiscal 2017 from $115.2 million in the same period last year.

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

International Franchise operating expenses include costs to recruit new international franchisees, to assist in international store openings, and to monitor and aid in the performance of international franchise stores, as well as allocated corporate costs. International Franchise segment operating expenses increased to $2.1 million in the first three months of fiscal 2017 from $1.6 million in the first three months of fiscal 2016 principally as a result of charges of approximately $290,000 related to employee termination benefits and an increase in bad debt expense of approximately $100,000 in the first three months of fiscal 2017.

International franchisees opened 25 stores and closed 13 stores in the first three months of fiscal 2017. As of May 1, 2016, development agreements for territories outside the United States provide for the development of approximately 430 additional stores through fiscal 2026. Royalty revenues are directly related to sales by franchise stores and, accordingly, the success of franchisees’ operations has a direct effect on our revenues, results of operations and cash flows.

KK Supply Chain

The components of KK Supply Chain revenues and expenses (expressed in dollars and as a percentage of total revenues before intersegment sales elimination) are set forth in the table below (percentage amounts may not add to totals due to rounding).

			Percentage of Total Revenues
			Before Intersegment
			Sales Elimination
	Three Months Ended		Three Months Ended
	May 1,	May 3,	May 1,	May 3,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Doughnut mixes	$24,198	$22,943	37.8%	36.1%
Other ingredients, packaging and supplies	36,096	37,314	56.4	58.7
Equipment	3,277	2,947	5.1	4.6
Freight revenue	478	313	0.7	0.5
Total revenues before intersegment sales elimination	64,049	63,517	100.0	100.0

Operating expenses:
Cost of goods produced and purchased	43,877	44,773	68.5	70.5
Distribution costs	4,732	4,453	7.4	7.0
Other segment operating costs	2,983	2,830	4.7	4.5
Depreciation expense	160	212	0.2	0.3
Allocated corporate overhead	325	300	0.5	0.5
Total operating costs	52,077	52,568	81.3	82.8
Segment operating income	$11,972	$10,949	18.7%	17.2%

Sales of doughnut mixes increased 5.5% year-over-year in the first three months of fiscal 2017, due to higher unit volumes and higher selling prices. Sales of other ingredients, packaging and supplies, made principally to Company and Domestic Franchise stores, decreased 3.3% year-over-year in the first three months of fiscal 2017 due to lower selling prices partially offset by a slight increase unit sales volumes.

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

The decrease in cost of goods produced and purchased as a percentage of sales in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 reflects, among other things, lower input costs for other ingredients, packaging and supplies and an increase in the percentage of doughnut mix sales composed of mix concentrates, which carry higher profit margins than sales of finished doughnut mixes. Mix concentrates have higher profit margins than finished doughnut mixes because we attempt to maintain the gross profit on sales of mix concentrates and finished mixes relatively constant when measured on a finished mix equivalent basis.

Distribution costs rose in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 due to an increase in unit volumes. Distribution costs increased as a percentage of sales because selling prices on certain ingredients and supplies decreased compared to the same period last year.

Other segment operating costs include segment management, purchasing, customer service and support, laboratory and quality control costs, and research and development expenses. Other segment operating costs increased in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 as a result of recording charges of approximately $180,000 related to employee termination benefits in the first three month of fiscal 2017.

General and Administrative Expenses

General and administrative expenses consist of costs incurred in various functional areas whose activities are not associated exclusively with an individual business segment. Such costs include expenses associated with finance and accounting; internal and external financial reporting, including financial planning and analysis; internal audit; human resources; risk management; information technology; training; corporate office occupancy; public company costs; and executive management. Certain personnel and other costs in some of these functional areas (for example, some of the costs of information technology and human resources) are associated primarily with the operation of individual business segments, and are allocated to those segments as allocated corporate costs. General and administrative expenses in the consolidated statement of income are presented net of such allocated costs, which are reflected in the results of operations of the four operating segments. Such allocated costs totaled approximately $1.9 million in first quarter of fiscal 2017 and fiscal 2016.

General and administrative expenses decreased to $7.5 million in the first three months of fiscal 2017 from $7.6 million in the first three months of fiscal 2016 and, as a percentage of revenues, decreased to 5.5% from 5.7% principally due to lower system implementation costs in the first three months of fiscal 2017 as we implemented a new enterprise resource planning system that included a new general ledger and accounting system in the first quarter last year. These lower system implementation costs were partially offset by Merger-related costs of approximately $454,000 recorded in the first three months of fiscal 2017 in connection with the Merger as described in Note 1 to the consolidated financial statements appearing elsewhere herein.

Impairment Charges and Lease Termination Costs

Impairment charges and lease termination costs were $453,000 in the first three months of fiscal 2017 compared to $4,000 in the first three months of fiscal 2016.

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Impairment of long-lived assets	$500	$-
Lease termination costs	(47)	4
	$453	$4

We test long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. These events and changes in circumstances include store closing and refranchising decisions, the effects of changing costs on current results of operations, observed trends in operating results, and evidence of changed circumstances observed as a part of periodic reforecasts of future operating results and as part of our annual budgeting process. Impairment charges generally relate to Company stores expected to be closed or refranchised, as well as to stores we believe will not generate sufficient future cash flows to enable us to recover the carrying value of the stores’ assets, but which we have not yet decided to close. When we conclude that the carrying value of long-lived assets is not recoverable (based on future projected undiscounted cash flows), we record impairment charges to reduce the carrying value of those assets to their estimated fair values. The fair values of these assets are estimated based on the present value of estimated future cash flows, on independent appraisals and, in the case of assets we are currently negotiating to sell, on our negotiations with unrelated third-party buyers. During the first three months of fiscal 2017, we recorded impairment charges related to long-lived assets of $500,000 in connection with the refranchising of certain shop locations which was completed during the second quarter of fiscal 2017 as described in Note 9 and 14 to the consolidated financial statements appearing elsewhere herein. The fair value of the impaired store assets was estimated based on our negotiations with unrelated third-party buyers.

Lease termination costs represent the estimated fair value of liabilities related to unexpired leases, after reduction by the amount of accrued rent expense, if any, related to the leases, and are recorded when the lease contracts are terminated or, if earlier, the date on which we cease use of the leased property. The fair value of these liabilities was estimated as the excess, if any, of the contractual payments required under the unexpired leases over the current market lease rates for the properties, discounted at a credit-adjusted risk-free rate over the remaining term of the leases. The provision for lease termination costs also includes adjustments to liabilities recorded in prior periods arising from changes in estimated sublease rentals and from settlements with landlords. During the first three months of fiscal 2017, we recorded lease termination charges of $203,000 principally related to store closures in the first three months of fiscal 2017 offset by the reversal of previously recorded accrued rent of $250,000 related to the closed stores.

Pre-opening Costs Related to Company Stores

Pre-opening costs related to Company Stores include costs related to new stores, a portion of which relates to stores which had not yet opened by the end of the quarter. Pre-opening costs related to Company Stores increased to $607,000 in the first three months of fiscal 2017 compared to $323,000 in first three months of fiscal 2016 as a result of the timing of store openings. The average pre-opening costs per store are approximately $200,000.

Gains on Commodity Derivatives, Net

Gains on commodity derivatives, net represent the difference between the cost, if any, and the fair value of the commodity derivatives and are reflected in earnings because we had not designated any of these instruments as hedges. We recorded net gains on commodity derivatives of $447,000 in the first three months of fiscal 2016. We had no commodity derivative contracts outstanding as of May 1, 2016. Gains on commodity derivatives, net were comprised of the following:

	May 3, 2015
(Gains) and Losses on Commodity Derivatives	Agricultural	Gasoline	Total
	(In thousands)
Realized	$493	$120	$613
Unrealized	(158)	(902)	(1,060)
(Gains) and losses on commodity derivatives, net	$335	$(782)	$(447)

Interest Expense

Interest expense increased to $439,000 in the first three months of fiscal 2017 from $377,000 in the first three months of fiscal 2016. This increase was due principally to interest expense related to financing obligations that we entered into in fiscal 2016 associated with approximately $8.8 million of build-to-suit leasing arrangements as described in Note 6 in the consolidated financial statements appearing elsewhere herein.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense, net includes payments of approximately $185,000 in the first three months of fiscal 2016, received from an equity method franchisee on a promissory note representing amounts paid by us in fiscal 2014 pursuant to our guarantee of the investee’s indebtedness. Repayments were being reflected in income as received due to the uncertainty of their continued collection. In fiscal 2016, we conveyed our membership interest in this equity method franchisee to the majority owner upon receipt of payment of approximately $810,000 for all outstanding indebtedness which included the payment of approximately $500,000 for the remaining outstanding balance of this promissory note; therefore, no similar payments were received in the first three months of fiscal 2017.

Provision for Income Taxes

Our effective tax rate for the first three months of fiscal 2017 was 39.3% compared to 38.1% for the first three months of fiscal 2016. The increase in the effective income tax rate was due primarily to the benefit of specific incentive stock options being reclassified as non-qualified stock options during the three months ended May 3, 2015.

The portion of the income tax provision representing taxes estimated to be payable currently was $696,000 and $613,000 in the first three months of fiscal 2017 and 2016, respectively, consisting principally of foreign withholding taxes related to royalties and franchise fees paid by international franchisees. The current provision for income taxes also reflects adjustments to accruals for uncertain tax positions, including potential interest and penalties which could result from the resolution of such uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows from operating, investing and financing activities for the first three months of fiscal 2017 and fiscal 2016.

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$19,495	$17,145
Net cash used for investing activities	(8,148)	(3,821)
Net cash used for financing activities	(33,431)	(5,653)
Net increase (decrease) in cash and cash equivalents	$(22,084)	$7,671

Cash Flows from Operating Activities

Cash provided by operating activities increased $2.4 million in the first three months of fiscal 2017 from the comparable fiscal 2016 period which was primarily attributable to improvements in working capital. The improvements in working capital are principally due to the changes in receivables as a result of the timing of cash receipts.

Cash Flows from Investing Activities

Net cash used for investing activities was $8.1 million in the first three months of fiscal 2017 compared to $3.8 million in the first three months of fiscal 2016.

Capital expenditures increased to $8.0 million in the first three months of fiscal 2017 from $4.5 million in the first three months of fiscal 2016. The components of capital expenditures were as follows:

	Three Months Ended
	May 1,	May 3,
	2016	2015
	(In thousands)
New store construction	$4,517	$2,670
Store remodels and betterments	205	752
Other store equipment, including vehicles and technology	1,005	447
Mix manufacturing equipment and refurbishments	123	462
Corporate information technology	198	610
Other	75	115
Total capital expenditures	6,123	5,056
Assets acquired under leasing arrangements	(140)	(947)
Net change in unpaid capital expenditures included in accounts payable
and accrued liabilities	2,064	437
Cash used for capital expenditures	$8,047	$4,546

We currently expect capital expenditures to be approximately $30 million in fiscal 2017. We intend to fund these capital expenditures from cash provided by operating activities, from existing cash balances and, to a lesser extent, through leases.

In the first quarter of fiscal 2017, we acquired the franchise rights to develop certain CPG channels of trade from certain of our franchisees for approximately $185,000 and in the first quarter of fiscal 2016, we acquired a store from our franchisee in Little Rock, Arkansas, in exchange for $312,000 cash as more fully described in Note 13 to the consolidated financial statements appearing elsewhere herein.

Cash Flows from Financing Activities

Net cash used for financing activities for the three months ended May 1, 2016 was $33.4 million. This was primarily the result of our repurchase of 2,415,296 shares of our common stock during the three months ended May 1, 2016 for a total cost of $39.6 million. The settlement of such purchases was $34.2 million in the first three months of fiscal 2017. All of these shares were repurchased pursuant to our Board authorized common stock repurchase plan as more fully described in Note 8 to the consolidated financial statements appearing elsewhere herein. In March 2016, our Board increased the authorization by an additional $100.0 million to $255.0 million. Through May 1, 2016, we have cumulatively repurchased 8,612,395 shares under the authorization at an average price of $17.56 per share, for a total cost of $151.2 million. Including the March 2016 increase in authorization, $103.8 million remains available for future share repurchases. In addition to share repurchases made pursuant to the aforementioned repurchase plan, we repurchased $450,000 of common stock during the three months ended May 1, 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common stock in lieu of reimbursing us in cash. These amounts were partially offset by proceeds from the exercise of stock options which totaled $1.6 million during the first quarter of fiscal 2017, of which $1.3 million was settled in the first three month of fiscal 2017.

Net cash used for financing activities for the three months ended May 3, 2015 was $5.7 million. During the three months ended May 3, 2015, we repurchased 391,310 shares under the share repurchase authorization, for a total cost of $7.4 million. The settlement of such purchases was $5.9 million in the first three months of fiscal 2016. In addition to share repurchases made pursuant to the aforementioned repurchase program, we repurchased $197,000 of common shares in the first three months of fiscal 2016, representing the value of shares surrendered by employees to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of restricted stock awards by surrendering vested common shares in lieu of reimbursing us in cash. This amount was partially offset by $519,000 of proceeds from the exercise of stock options.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2016 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of May 1, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, management performed, under the supervision and with the participation of our chief executive officer and chief financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of May 1, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 1, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information called for by this item is incorporated herein by reference to Note 7 of the consolidated financial statements included in Part I, Item 1.

Item 1A. RISK FACTORS.

Except for the risk factors indicated below, there have been no material changes from the disclosures in Part I, Item 1A, “Risk Factors,” in the 2016 Form 10-K.

We may not be able to obtain satisfaction of all conditions to complete the Merger.

The consummation of the Merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of legal restraints prohibiting the completion of the Merger. It also is possible that an event, change, circumstance, occurrence, effect or state of facts that could result in a material adverse effect to the Company may occur, which may give Cotton the ability to avoid completing the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

In the event that the Merger is not completed, the trading price of our common stock and our future business and financial results may be negatively affected.

There is no assurance that the closing of the Merger will occur. The closing of the Merger is subject to certain conditions, including the approval of the Merger Agreement and the Merger by the Company's shareholders, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, there being no material adverse effect on the Company prior to the closing of the Merger and other customary conditions. If the proposed Merger is not completed, our stock price may fall from the current market price which we believe reflects an assumption that the Merger will be completed. In addition, as described below, we may be required to pay a termination fee under the circumstances described in the Merger Agreement and would remain liable for significant transaction costs. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the Merger is completed, the fact that it is pending may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur significant costs, charges or expenses relating to the Merger, regardless of whether or not it is completed. Furthermore, we cannot predict how our suppliers, customers and others with whom we do business will view or react to the pending Merger. If we are unable to maintain our normal relationships as a result of the pending Merger, our financial results may be adversely affected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, the requirement to provide Cotton with the right to match any third-party proposal, and the requirement that we pay a termination fee of $42.0 million if the Merger Agreement is terminated under specified circumstances, including if we enter into an alternative transaction we determine to be superior. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed Merger to our shareholders. Furthermore, even if a third party elects to propose an acquisition, the termination fee payable in certain circumstances may result in that third party offering a lower value to our shareholders than such third party might otherwise have offered.

A putative shareholder class action challenging the Merger has been filed, and an unfavorable judgment or ruling could prevent or delay the consummation of the Merger and result in substantial costs.

A putative class action challenging the Merger has been filed on behalf of our shareholders. It is possible that the complaint in that lawsuit will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities by the Company during the period covered by this report. Purchases of securities by the Company during the first quarter of fiscal 2017 are included in the table below.

			Total Number of	Maximum Number (or
			Shares (or units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of		of Publicly	Units) that May Yet Be
	Shares (or units)	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share (or unit)	or Programs	Plans or Programs
Period	(a)(1)	(b)	(c)	(d)
February 1, 2016 through February 28, 2016	-	$-	-	$143,432,531
February 29, 2016 through March 27, 2016	16,649	14.61	-	143,432,531
March 28, 2016 through May 1, 2016	2,428,280	16.41	2,415,296	103,787,347
Total	2,444,929	$16.40	2,415,296

(1)	On July 11, 2013, our Board authorized the repurchase of up to $50 million of our common stock and subsequently increased such authorization, such that it now totals $255 million. The authorization has no expiration date. Through May 1, 2016, we repurchased 8,612,395 shares under the authorization at an average price of $17.56 per share, for a total cost of $151.2 million. During the three months ended May 1, 2016, we repurchased 2,415,296 shares under the authorization at an average price of $16.41 per share, for a total cost of $39.6 million. Repurchases of approximately $34.2 million of the share repurchases were settled during the three months ended May 1, 2016. Due to our incorporation in North Carolina, which does not recognize treasury shares, the shares repurchased are canceled at the time of repurchase. Additionally, we generally permit holders of restricted stock unit awards to satisfy their obligations to reimburse us for the minimum required statutory withholding taxes arising from the vesting of such awards by surrendering vested common shares in lieu of reimbursing us in cash. During the three months ended May 1, 2016, we repurchased 29,633 shares to satisfy obligations to reimburse us at an average price of $15.19 per share, for a total cost of approximately $450,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 43 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Krispy Kreme Doughnuts, Inc.

Date:	June 10, 2016	By:	/s/ Berry L. Epley
		Name:	Berry L. Epley
		Title:	Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

2.1	—

Agreement and Plan of Merger, dated as of May 8, 2016, by and among Krispy Kreme Doughnuts, Inc., Cotton Parent, Inc., Cotton Merger Sub Inc., and JAB Holdings B.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2016)*

3.1	—

Restated Articles of Incorporation of the Registrant, as amended through June 18, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 11, 2015)

3.3	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2016)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended May 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended May 1, 2016, and May 3, 2015; (ii) the Consolidated Balance Sheet as of May 1, 2016 and January 31, 2016; (iii) the Consolidated Statement of Cash Flows for the three months ended May 1, 2016 and May 3, 2015; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended May 1, 2016 and May 3, 2015; and (v) the Notes to the Condensed Consolidated Financial Statements

* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-16485.